Form 10-K
period 2002-12-31
NORTEK INC
filed 2003-03-27
CIK 1216596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________
Commission file number: 1-6112

NORTEK, INC.
(exact name of Registrant as specified in its charter)

	Delaware	05-0314991
	(State or other jurisdiction	(IRS Employer
	of incorporation or organization)	Identification Number)

50 Kennedy Plaza
	Providence, Rhode Island	02903-2360
	(Address of principal executive offices)	(zip code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (401) 751-1600

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

As of November 20, 2002, the registrant no longer has any securities registered pursuant to this section.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No ___

The number of shares of Common Stock outstanding as of February 28, 2003 was 100.

PART I

ITEM 1. BUSINESS

Recapitalization Transaction

On November 20, 2002, the Company reorganized into a holding company structure and each outstanding share of capital stock of the Company was converted into an identical share of capital stock of Nortek Holdings, Inc. (“Nortek Holdings”), a Delaware corporation formed in 2002, with Nortek Holdings becoming the successor public company and the Company becoming a wholly-owned subsidiary of Nortek Holdings (the “Nortek Holdings Reorganization”). On January 9, 2003, Nortek Holdings completed a recapitalization transaction, which resulted in the acquisition of Nortek Holdings by certain affiliates and designees of Kelso & Company L.P. (“Kelso”) and certain members of the Company’s management. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report and Notes 1, 2 and 7 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

General

The Company is a diversified manufacturer of residential and commercial building products, operating within three principal segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Products Segment. Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself (“DIY”) and professional remodeling and renovation markets. As used in this report, the terms “Company” and “Nortek” refer to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as “Company” and “Nortek” are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.

The Company’s performance is dependent to a significant extent upon the levels of residential replacement and remodeling, new residential construction and non-residential construction, which are affected by such factors as interest rates, inflation, seasonality, consumer spending habits and unemployment.

In 2002 and 2001, the Company sold certain subsidiaries of its wholly-owned subsidiary, Ply Gem Industries, Inc. (“Ply Gem”). The sale of these subsidiaries and their related operating results have been excluded from earnings from continuing operations and are classified as discontinued operations for all periods presented. See Notes 1 and 10 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

Additional information concerning the Company’s business is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, incorporated herein by reference. Information on foreign and domestic operations is set forth in Note 11 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

Residential Building Products Segment

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, DIY and professional remodeling and renovation markets. The principal products sold by the Segment are kitchen range hoods, built-in exhaust fans (such as bath fans and fan, heater and light combination units), indoor air quality products, bath cabinets, radio intercoms and central vacuum systems. The Segment is the largest supplier in North America of range hoods, bath fans and combination units, residential indoor air quality systems (such as continuous-ventilation systems and energy-recovery ventilators) and one of the leading suppliers in Western Europe and South America of luxury “Eurostyle” range hoods. Products are sold under the Broan®, NuTone®, Nautilus®, Venmar®, vanEE®, and Best® brand names, among others, to distributors and dealers of electrical and lighting products, kitchen and bath dealers, retail home centers and original equipment manufacturers (OEMs). Customers for the Segment’s products include residential and electrical contractors, professional remodelers and do-it-yourself homeowners. Other products sold by this Segment include, among others, door chimes, trash compactors, attic and whole house ventilators, air quality and HEPA whole-house filtration systems, ceiling fans, as well as, wireless security products, surround sound speaker systems, multi-room audio and video distribution equipment, garage door operators and infrared control equipment (marketed under the Linear®, Westinghouse®, Channel Plus®, Open House®, Xantech® and Elan® brand names). This Segment also manufactures and markets premium, hand crafted cooking ranges and accessories under the La Cornue name. The Company’s sales of kitchen range hoods and exhaust fans accounted for approximately 13.5% and 12.9%, respectively, of the Company’s consolidated net sales in 2002, 12.3% and 12.4%, respectively, of the Company’s consolidated net sales in 2001 and 12.2% and 11.8%, respectively, of the Company’s consolidated net sales in 2000.

A key component of the Segment’s operating strategy is the introduction of new products which capitalize on the strong Broan®, NuTone®, Nautilus®, Venmar®, vanEE®, and Best® brand names and the extensive distribution system of the Segment’s businesses. Products sold under these brand names include the Broan Allure® and Rangemaster® range hoods, Sensaire®, Solitaire® and Solitaire Ultra Silent® fans and fan lights, LoSone Select® fans, Best by Broan® “Eurostyle” luxury range hoods, the Venmar®, Guardian Plus™ Air Systems and vanEE® line of indoor air quality systems, NuTone SenSonic™ stereo speakers, Whispaire® range hoods and the Broan 12” wide trash compactor.

With respect to certain product lines, private label customers accounted for approximately 21.3% of the total sales of this Segment in 2002.

Production generally consists of fabrication from coil and sheet steel and formed metal utilizing stamping, pressing and welding methods, assembly with components and subassemblies purchased from outside sources (principally motors, fan blades, heating elements, wiring harnesses, controlling devices, glass, wood, mirrors, lighting fixtures and polyethylene components, speakers, grilles and electronic components) and painting, finishing and packaging. See the discussion on Raw Materials under General Considerations below.

The Segment offers a broad array of products with various features and styles across a range of price points. The Company believes that the Segment’s variety of product offerings helps the Segment maintain and improve its market position for its principal products. At the same time, the Company believes that the Segment’s status as a low-cost producer, in large part as a result of advanced manufacturing processes, provides the Segment with a competitive advantage.

The Segment’s primary products compete with many domestic and international suppliers in their various markets. The Segment competes with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. Although the Segment believes it competes favorably among other suppliers of the Segment’s products, certain of these suppliers have greater financial and marketing resources than the Segment.

The Segment had 17 manufacturing plants and employed approximately 3,831 full-time people as of December 31, 2002, 948 of whom are covered by collective bargaining agreements which expire between 2003 and 2005 and 104 of whom are covered by collective bargaining agreements which expire in 2007. The Company believes that the Segment’s relationships with its employees are satisfactory.

Air Conditioning and Heating Products Segment

The Air Conditioning and Heating Products Segment manufactures and distributes heating, ventilating and air conditioning systems and products (“HVAC”) for custom-designed commercial applications and for residential, light commercial and manufactured structures.

Commercial Products

The Segment’s commercial products consist of HVAC systems which are custom-designed to meet customer specifications for commercial offices, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. Such systems are primarily designed to operate on building rooftops (including large self-contained walk-in-units) or on individual floors within a building, and range from 40 to 600 tons of cooling capacity. The Segment markets its commercial products under the Governair®, Mammoth®, Temtrol®, Venmar®, Ventrol® and Webco™ brand names. Also part of the Segment, the Company’s subsidiary Eaton-Williams Group Limited (“Eaton-Williams”), manufactures and markets custom and standard air conditioning and humidification equipment throughout Western Europe under the Vapac®, Cubit®, Qualitair®, Edenaire®, Colman™ and Moducel™ brand names.

The market for commercial HVAC equipment is segmented between standard and custom-designed equipment. Standard equipment can be manufactured at a lower cost and therefore offered at substantially lower initial prices than custom-designed equipment. As a result, suppliers of standard equipment generally have a larger share of the overall commercial HVAC market than suppliers of custom-designed equipment, including the Segment. However, because of certain building designs, shapes or other characteristics, the Company believes there are many applications for which custom-designed equipment is required or is more cost effective over the life of the building. Unlike standard equipment, the Segment’s custom-designed commercial HVAC equipment can be designed to match the exact space, capacity and performance requirements of the customer. The Segment’s packaged rooftop and self-contained walk-in equipment rooms maximize a building’s rentable floor space because they are located outside the building. In addition, factors relating to the manner of construction and timing of installation of commercial HVAC equipment can often favor custom-designed rather than standard systems. As compared with site-built and factory built HVAC systems, the Segment’s systems are factory assembled according to customer specifications and then installed by the customer or third parties, rather than assembled on site, permitting extensive testing prior to shipment. As a result, the Segment’s commercial systems can be installed later in the construction process than site-built systems, thereby saving the owner or developer construction and labor costs. The Segment sells its commercial products primarily to contractors, owners and developers of commercial office buildings, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. The Segment seeks to maintain strong relationships nationwide with design engineers, owners and developers, and the persons who are most likely to value the benefits and long-term cost efficiencies of the Segment’s custom-designed equipment.

The Company estimates that about one-third of the Segment’s commercial sales in 2002 were attributable to replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins. The Segment continues to develop product and marketing programs to increase penetration in the growing replacement and retrofit market.

The Segment’s commercial products are marketed through independently-owned manufacturers’ representatives and approximately 273 sales, marketing and engineering professionals as of December 31, 2002. The independent representatives are typically HVAC engineers, a factor which is significant in marketing the Segment’s commercial products because of the design intensive nature of the market segment in which the Segment competes.

The Company believes that the Segment is among the largest suppliers of custom-designed commercial HVAC products in the United States. The Segment’s three largest competitors in the commercial HVAC market are Carrier Corporation, McQuay International (a subsidiary of OYL Corporation), and The Trane Company (a subsidiary of American Standard Inc.). The Segment competes primarily on the basis of engineering support, quality, flexibility in design and construction and total installed system cost. Although the Company believes that the Segment competes favorably with respect to certain of these factors, most of the Segment’s competitors have greater financial and marketing resources than the Segment and enjoy greater brand awareness. However, the Company believes that the Segment’s ability to produce equipment that meets the performance characteristics required by the particular product application provides it with advantages not enjoyed by certain of these competitors.

Residential Products

The Segment also manufactures air conditioners, heat pumps and furnaces for the residential and light commercial markets. For site-built homes and light commercial structures, the Segment markets its products under the licensed names, Frigidaire®, Tappan®, Philco®, Kelvinator®, Gibson®, certain private label names and, beginning in 2002, Westinghouse® and Maytag®. Within the residential market, the Segment is one of the largest suppliers of these products for manufactured homes in the United States and Canada. In the manufactured housing market, the Segment markets its products under the Intertherm® and Miller® brand names.

The principal factors affecting the market for the Segment’s residential HVAC products are the demand for replacement and modernization of existing equipment, housing starts and the level of manufactured housing shipments. The Company anticipates that the replacement market will continue to expand as a large number of previously installed heating and cooling products become outdated or reach the end of their useful lives. This growth may be accelerated by a tendency among consumers to replace older heating and cooling products with higher efficiency models prior to the end of such equipment’s useful life. The market for residential cooling products, including those sold by the Segment, is affected by spring and summer temperatures. The Segment does not sell window air conditioners, a segment of the market which is highly seasonal and significantly impacted by spring and summer temperatures. The Company believes that the Segment’s ability to offer both heating and cooling products helps offset the effects of seasonality on the Segment’s sales.

The Segment sells its manufactured housing products to builders of manufactured housing and, through distributors, to manufactured housing retailers and owners of such housing. The majority of sales to builders of manufactured housing consist of furnaces designed and engineered to meet or exceed certain standards mandated by federal agencies, including HUD. These standards differ in several important respects from the standards for furnaces used in site-built residential homes. The aftermarket channel of distribution includes sales of both new and replacement air conditioning units and heat pumps and replacement furnaces. The Company believes that the Segment has one major competitor in the furnace sector of this market, York International Corporation, which markets its products primarily under the Coleman name. The Segment competes with most major industry manufacturers for the air conditioning sector of this market.

Residential HVAC products for use in site-built homes are sold through independently-owned distributors who sell to HVAC contractors. The site-built residential HVAC market is very competitive. In this market, the Segment competes with, among others, Carrier Corporation, Rheem Manufacturing Company, Lennox Industries, The Trane Company, York International Corporation and Goodman Manufacturing. The Company estimates that more than half of the Segment’s sales of residential HVAC products in 2002 were attributable to the replacement market, which tends to be less cyclical than the new construction market.

The Segment competes in both the manufactured housing and site-built markets on the basis of breadth and quality of its product line, distribution, product availability and price. Although the Company believes that the Segment competes favorably with respect to certain of these factors, most of the Segment’s competitors have greater financial and marketing resources than the Segment and enjoy greater brand awareness.

The Segment had 15 manufacturing plants and employed approximately 3,417 full-time people as of December 31, 2002, 186 of whom are covered by a collective bargaining agreement which expires in 2005. The Company believes that the Segment’s relationships with its employees are satisfactory.

Windows, Doors and Siding Products Segment

The Windows, Doors and Siding Products Segment, principally manufactures and distributes, for use in the residential construction, DIY and professional renovation markets: (i) vinyl siding, skirting, soffit and accessories, (ii) vinyl and aluminum clad windows, (iii) vinyl patio and steel entry doors and sunrooms, (iv) vinyl fencing, railing and decking, (v) composite decking and railing and (vi) aluminum trim coil, soffit and accessories. The Company’s sales of siding and skirting products accounted for approximately 15.2%, 15.3% and 15.3% of the Company’s consolidated net sales in 2002, 2001 and 2000, respectively. The Segment competes with many other manufacturers in the sale of its products. Several of the Segment’s competitors have greater financial and marketing resources than the Segment.

Siding and Exterior Products

The Segment manufactures vinyl siding, skirting, soffit and accessories, aluminum trim coil, soffit and accessories, vinyl fencing, railing and decking, and composite railing and decking. These products are available in a variety of colors and/or simulated woodgrains. Aluminum trim coil is a product that is used to cover wood products on the exterior areas of a home in which there is no vinyl substitute available. The Segment’s products are used in both remodeling and new construction applications, including manufactured housing, residential and light commercial. Vinyl siding’s share of the overall exterior market continues to grow due to its low maintenance, durability, high performance and ease of installation compared to alternative siding materials (including wood, metal and masonry). The Segment’s products are marketed under the Variform®, Timber Oak®, Varigrain Preferred®, Camden Pointe®, Victoria Harbor®, Duragrain®, Hampton III®, Contractors Choice®, Nostalgia Series®, Varitek®, Varibest®, Pro Guard®, Chateau®, Chateau Legacy®, Chateau Nobility®, Napco®, Durabuilt®, Monticello®, American Splendor®, American Herald®, American `76 Collection®, Sunnybrook®, Olde Providence®, Georgia-Pacific®, Kroy®, Timberlast® and Classic Manor® brand names.

Vinyl siding and accessories are sold to specialty distributors (one-step distribution) who, in turn, sell directly to remodeling contractors and builders, or to wholesale distributors of building materials (two-step distribution), who sell to home centers and lumberyards who, in turn, sell to remodeling contractors, builders and consumers as well as to manufactured home builders. A portion of vinyl siding and accessories are sold directly to home centers. The Company believes that it is able to compete on favorable terms as a result of its distribution coverage, high quality, innovative products and production efficiency.

Windows and Doors

The Segment also manufactures and sells vinyl, aluminum clad and wood windows and patio doors, steel entry doors and sunrooms under the Great Lakes Gold™, PLY GEM™, Uniframe®, Monitor™, Napco®, Thermal-Gard®, CWD™, Ambassador™, Regency™, Diplomat™, Envoy™ and Consul™ brand names. The products are marketed to both the home improvement and new construction markets through wholesale, millwork and specialty distributors and contractors.

The Segment differentiates itself from its competition with a multiple brand strategy, multiple channels of distribution, an established distribution network utilizing custom design and manufacturing capabilities and a trained field sales and service support network. The Segment’s ability to offer a broad product line with multiple options is also important to the Segment’s sales and marketing strategy.

The Segment operates 12 manufacturing plants and employed approximately 2,458 full-time people as of December 31, 2002, 58 of whom are covered by collective bargaining agreements which expire in 2003 and 262 of whom are covered by collective bargaining agreements which expire between 2005 and 2006. The Company believes that the Segment’s relationships with its employees are satisfactory.

GENERAL CONSIDERATIONS

Employees
The Company employed approximately 9,750 persons at December 31, 2002.

Backlog

Backlog expected to be filled during 2003 was approximately $150,000,000 at December 31, 2002 ($175,600,000 at December 31, 2001). Backlog is not regarded as a significant factor for operations where orders are generally for prompt delivery. While backlog stated for December 31, 2002 is believed to be firm, the possibility of cancellations makes it difficult to assess the firmness of backlog with certainty.

Research and Development

The Company’s research and development activities are principally new product development and represent approximately 1.1%, 1.1% and 1.0% of the Company’s consolidated net sales in 2002, 2001 and 2000, respectively.

Patents and Trademarks

The Company holds numerous design and process patents that it considers important, but no single patent is material to the overall conduct of its business. It is the Company’s policy to obtain and protect patents whenever such action would be beneficial to the Company. The Company owns or licenses numerous trademarks that it considers material to the marketing of its products, including Broan®, NuTone®, Nautilus®, Venmar®, Guardian Plus™ Air Systems, vanEE®, Best®, Variform®, Timber Oak®, Varigrain Preferred®, Camden Pointe®, Victoria Harbor®, Duragrain®, Hampton III®, Contractor’s Choice®, Nostalgia Series®, Varitek®, Varibest®, Pro Guard®, Chateau®, Chateau Legacy®, Chateau Nobility®, Napco®, Durabuilt®, Monticello®, American Splendor®, American Herald®, American `76 Collection®, Sunnybrook®, Olde Providence®, Kroy®, Timberlast®, Classic Manor®, Great Lakes Gold™, PLY GEM™, Uniframe®, Monitor™, Napco®, Thermal-Gard®, CWD™, Ambassador™, Regency™, Diplomat™, Envoy™, Consul™, Governair®, Mammoth®, Temtrol®, Miller®, Intertherm®, Frigidaire®, Tappan®, Philco®, Kelvinator®, Gibson®, Westinghouse®, Maytag®, Ventrol®, Webco™, Vapac®, Cubit®, Qualitair®, Edenaire®, Linear®, Channel Plus®, Open House®, Xantech®, Elan® and Via!®. The Company believes that its rights in these trademarks are adequately protected.

Raw Materials

The Company purchases raw materials and most components used in its various manufacturing processes. The principal raw materials purchased by the Company are rolled sheet steel, formed and galvanized steel, copper, aluminum, plate mirror glass, PVC resin, polypropylene, glass, wood, vinyl extrusions, various chemicals, paints, resins, and plastics.

The materials, molds and dies, subassemblies and components purchased from other manufacturers, and other materials and supplies used in manufacturing processes have generally been available from a variety of sources. From time to time increases in raw material costs can affect future supply availability due in part to raw material demands by other industries. Whenever practical, the Company establishes multiple sources for the purchase of raw materials and components to achieve competitive pricing, ensure flexibility and protect against supply disruption. In 2001, the Company instituted a Company wide material procurement strategy designed to reduce the purchase price of raw materials and purchased components. During 2002, the Company estimates that it has realized between approximately $15,000,000 and $21,000,000 of lower cost of sales, before implementation costs, related to this strategic sourcing initiative as compared to between approximately $4,000,000 and $6,000,000 of lower cost of sales, before implementation costs, in 2001.

The Company’s PVC resin costs decreased overall from 2001 as compared to 2002, however, PVC resin costs steadily increased in the second half of 2002 and the Company expects this trend to continue into 2003. A number of manufacturers of other products (including building products that the Company does not manufacture or sell) compete with the Company for the available supply of PVC resin. The manufacturing process for PVC resin suppliers, utilizes ethylene, which is refined from either oil or natural gas. As a result of these and other factors, the price of PVC resin is subject to volatility. In the first quarter of 2003, both the price of oil and natural gas were near all time highs due to a number of factors, including shortness of supply, strong demand and the conflict in Iraq.

On March 5, 2002, the United States government imposed tariffs and quotas on a wide range of steel imports for a three-year period. Many of the Company’s products are made from steel or contain steel parts and the import tariffs impact certain of these purchases made by the Company. While the Company enters into contracts periodically which set the price of steel purchases, not all purchases are covered by contract and the contracts do not extend through the period the quotas and tariffs are imposed. Price changes resulting from the imposition of these quotas and tariffs began to have an unfavorable impact on gross profit, net earnings and cash flows of the Company over the second half of 2002.

The Company is subject to significant market risk with respect to the pricing of its principal raw materials. If prices of these raw materials were to increase dramatically, the Company may not be able to pass such increases on to its customers and, as a result, gross margins could decline significantly. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, incorporated herein by reference for further discussion.

Working Capital

The carrying of inventories to support customers and to permit prompt delivery of finished goods requires substantial working capital. Substantial working capital is also required to carry receivables. The demand for the Company’s products is seasonal, particularly in the Northeast and Midwest regions of the United States and in Canada where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. Many of the businesses’ products in the Company’s Windows, Doors and Siding Products and HVAC Segments have in the past been more seasonal in nature than the Company’s other businesses. As a result, the demand for working capital of the Company’s subsidiaries is greater from late in the first quarter until early in the fourth quarter. See “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, incorporated herein by reference.

Website

The Company’s periodic and current reports are available on its website, www.nortek-inc.com, free of charge, as soon as reasonably practicable after such materials are filed with, or furnished to the Securities and Exchange Commission (“SEC”).

ITEM 2. PROPERTIES

Set forth below is a brief description of the location and general character of the principal administrative and manufacturing facilities and other material real properties of the Company, all of which the Company considers to be in satisfactory repair. All properties are owned, except for those indicated by an asterisk, which are leased under operating leases and those with a double asterisk, which are leased under capital leases.

		Approximate
Location	Description	Square Feet

Residential Building Products Segment:
Union, IL	Manufacturing/Warehouse/Administrative	197,000	(1)
Hartford, WI	Manufacturing/Warehouse/Administrative	498,000
Mississauga, ONT, Canada	Manufacturing/Administrative	110,000	(1)
Brea, CA	Warehouse/Administrative	34,000	*
Sylmar, CA	Manufacturing/Administrative	35,000	*
Xiang, Boaon, PRC	Manufacturing	113,000	*
Fabriano, Italy	Manufacturing/Administrative	168,000
Cerreto D’Esi, Italy	Manufacturing/Administrative	135,000
Montefano, Italy	Manufacturing/Administrative	84,000
Cleburne, TX	Manufacturing/Administrative	210,000
Los Angeles, CA	Manufacturing/Administrative	177,000
Drummondville, QUE, Canada	Manufacturing/Administrative	76,000
Cincinnati, OH	Manufacturing	836,000
Saint-Ouen l’Aumone, France	Manufacturing/Administrative	31,000	*
Lexington, KY	Manufacturing/Administrative	26,000	*
Carlsbad, CA	Manufacturing/Administrative	31,000	(1)

Air Conditioning and Heating Products Segment:
St. Leonard d’Aston, QUE, Canada	Manufacturing/Administrative	95,000	*
O’Fallon, MO	Administrative	70,000	*
St. Peters, MO	Warehouse/Administrative	250,000	*
St. Louis, MO	Manufacturing	214,000
St. Louis, MO	Manufacturing	103,000	*
Holland, MI	Manufacturing/Warehouse	45,000	*
Boonville, MO	Manufacturing	250,000
Tipton, MO	Manufacturing	50,000
Poplar Bluff, MO	Manufacturing	445,000	**(1)
Chaska, MN	Manufacturing/Administrative	230,000	*
Oklahoma City, OK	Manufacturing/Administrative	127,000
Okarche, OK	Manufacturing/Administrative	210,000
Saskatoon, Canada	Manufacturing	49,000	*
Springfield, MO	Manufacturing	77,000	*
Montreal, QUE, Canada	Manufacturing	122,000	*
Edenbridge, U.K	Manufacturing	93,000	*
Fenton, Stoke, U.K	Manufacturing/Administrative	104,000	*

Windows, Doors and Siding Products Segment:
Calgary, Alberta, Canada	Manufacturing/Administrative	301,000
Toledo, OH	Manufacturing/Warehouse/Administrative	301,000	(1)
Kearney, MO	Manufacturing/Administrative	175,000	(1)
Martinsburg, WV	Manufacturing	163,000	(1)
Jasper, TN	Manufacturing	270,000	**(1)
Butler, PA	Manufacturing	110,000	(1)
York, NE	Manufacturing/Administrative	94,000	(1)
Fair Bluff, NC	Manufacturing/Administrative	200,000	(1)
Sarver, PA	Manufacturing	119,000	(1)
Valencia, PA	Manufacturing	175,000	(1)
Punxsutawney, PA	Manufacturing/Administrative	133,000

Other:
Providence, RI	Administrative	23,900	*

(1)

These facilities are pledged as security under various subsidiary debt agreements. (See Note 6 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.)

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to numerous federal, state and local laws and regulations, including environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with the material laws and regulations applicable to it. The Company is involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by the Company after a release has occurred. In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous substances management. The Company believes that all such claims asserted against it, or such obligations incurred by it, will not have a material adverse effect upon the Company’s financial condition or results of operations. Expenditures in 2002, 2001 and 2000 to evaluate and remediate such sites were not material. However, the Company is presently unable to estimate accurately its ultimate financial exposure in connection with identified or yet to be identified remedial actions due among other reasons to: (i) uncertainties surrounding the nature and application of environmental regulations, (ii) the Company’s lack of information about additional sites to which it may be listed as a potentially responsible party (“PRP”), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation is joint and several, each PRP is potentially wholly liable for other PRP’s that become insolvent or bankrupt. Thus, the solvency of other PRP’s could directly affect the Company’s ultimate aggregate clean-up costs. In certain circumstances, the Company’s liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

A previously owned subsidiary of the Company is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products. The Company has assumed the liability and is entitled to insurance coverage proceeds related to specific pressure treated wood product claims. Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries. The Company continues to vigorously defend the remaining suits. Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the pressure treated wood products. The Company has engaged in coverage litigation with certain insurers and has settled coverage claims with several of the insurers. The Company believes that the remaining coverage disputes will be resolved on a satisfactory basis and additional coverage will be available. In reaching this belief, the Company analyzed insurance coverage and the status of the coverage litigation, considered the history of settlements with primary and excess insurers and consulted with counsel.

Nortek and its subsidiary MPDC, Inc. (“MPDC”) have been named, among a number of other defendants, in multiple lawsuits involving a commercial airline fatal accident (most of the lawsuits have been consolidated in the U.S. District Court for the Northern District of California, Civil Action No. MDL C 00-1343 CAL). Other defendants include the airline, the aircraft manufacturer and providers of maintenance supplies. The lawsuits allege that Nortek and MPDC manufactured and supplied a component assembly originally installed in the MD-83 aircraft involved in the accident. Nortek denies any involvement in the accident or with any component part of the aircraft and believes it should be dismissed from the lawsuits. MPDC denies any involvement in the design, specification, installation or maintenance of the component assembly. While MPDC did machine component assemblies of the type involved, the work was done to the exact design, material and engineering specifications of the aircraft manufacturer. To the Company’s knowledge, the investigation to date by the National Transportation Safety Board has not identified any deficiency in the manufacture of the component assembly. Although there can be no assurance, the Company believes that its liability, if any, with respect to this litigation will not have a material adverse effect on its financial position or results of operations based upon information available to date and aircraft products liability insurance coverage.

In addition to the legal matters described above, the Company and its subsidiaries are named as defendants in a number of legal proceedings, including a number of product liability lawsuits, incident to the conduct of their businesses.

The Company does not expect that any of the above described proceedings will have a material adverse effect, either individually or in the aggregate, on the Company’s financial position, results of operations, liquidity or competitive position. (See Note 9 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 9, 2003, Nortek Holdings, the parent company of Nortek, was acquired by Kelso, and certain members of the Company’s management (the “Management Investors”) in accordance with the Agreement and Plan of Recapitalization by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. (“K Holdings”) dated as of June 20, 2002, as amended, (the “Recapitalization Agreement”) in a transaction valued at approximately $1.6 billion, including the assumption of certain indebtedness (the “Recapitalization”).

On January 8, 2003, at a special meeting of stockholders of Nortek Holdings (the “Special Stockholders Meeting”), the stockholders approved the following amendments to the certificate of incorporation (the “Stockholder Approval”), which were required in connection with the terms of the Recapitalization Agreement:

  A new class of common stock, Class A Common Stock, par value $1.00 per share, of Nortek Holdings was created consisting of 19,000,000 authorized shares.

  At the time that the amendment to the certificate of incorporation became effective, each share of common stock, par value $1.00 per share, and special common stock, par value $1.00 per share, outstanding was reclassified into one share of a new class of mandatorily redeemable common stock, Class B Common Stock, par value $1.00 per share, of Nortek Holdings consisting of 14,000,000 authorized shares.

  Class B Common Stock was required to be immediately redeemable for $46 per share in cash upon completion of the Recapitalization.

  The authorized number of shares of Series B Preference Stock, par value $1.00 per share, was increased to 19,000,000 authorized shares.

As of the record date for the Special Stockholders Meeting, there were 10,497,387 authorized, issued and outstanding shares of Common Stock of Nortek Holdings and 506,454 authorized, issued and outstanding shares of Special Common Stock of Nortek Holdings (10 votes per share). At the Special Stockholders Meeting, the stockholders voted to approve the Amendment to the Certificate of Incorporation as follows: Common Stock - FOR 6,563,060, AGAINST 88,569, ABSTAIN 14,918; Special Common Stock - FOR 4,395,110, AGAINST 22,110, ABSTAIN 4,940.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

On November 20, 2002, the Company reorganized into a holding company structure and each outstanding share of capital stock of the Company was converted into an identical share of capital stock of Nortek Holdings. Nortek Holdings became the successor public company, and the Company became a wholly-owned subsidiary of Nortek Holdings. As of November 20, 2002, there is no established public trading market for the Company’s capital stock. As of February 28, 2003, there were 100 shares of common stock of the Company outstanding all of which were owned by Nortek Holdings. There were no dividends declared by the Company on the common and special common stock in the past five years through December 31, 2002. On January 9, 2003, the Company declared and distributed to Nortek Holdings a cash dividend of approximately $120,000,000 and distributed approximately $27,900,000 for reimbursement of fees and expenses of Kelso as contemplated by the Recapitalization.

See Notes 1, 2 and 7 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

ITEM 6. CONSOLIDATED SELECTED FINANCIAL DATA

	For the Five Years Ended December 31,
	2002		2001		2000		1999		1998
	(In millions except ratios)

Consolidated Summary of Operations:

Net sales	$1,888.3		$1,775.4		$1,772.2		$1,586.5		$1,405.0
Operating earnings	187.2		154.2		160.1		177.5		135.7
Gain on businesses sold	--		--		--		--		4.0
Earnings from continuing operations	59.0		32.7		38.4		48.9		36.0
Earnings (loss) from discontinued operations	3.5		(21.1)		3.2		0.4		(0.8)
Extraordinary loss from debt retirements	--		(3.6)		--		--		(0.2)
Net earnings	62.5		8.0		41.6		49.3		35.0

Financial Position:
Unrestricted cash, investments and
marketable securities	$294.8		$255.6		$138.5		$111.4		$206.4
Working capital	451.1		379.4		424.3		390.6		380.3
Total assets	1,820.9		1,819.9		1,836.8		1,791.4		1,685.8
Total debt--
Current	6.8		64.5		21.4		14.0		17.7
Long-term	983.6		990.8		1,020.3		1,023.6		1,007.1
Current ratio	2.5	:1	2.1	:1	2.2	:1	2.1	:1	2.1	:1
Debt to equity ratio	3.1	:1	3.9	:1	3.7	:1	4.0	:1	4.7	:1
Depreciation and amortization expense
including non-cash interest	46.2		63.6		56.7		53.4		41.3
Amortization of goodwill included in
depreciation and amortization expense	--		16.3		16.4		15.5		12.3
Capital expenditures	28.5		41.0		35.9		37.5		37.9
Ratio of earnings to fixed charges	1	.9x	1	.6x	1	.7x	1	.9x	1	.7x
Stockholder’s investment	317.5		271.3		282.2		259.8		217.6
Common and Special Common
shares outstanding	--		11.0		10.9		11.5		11.7

See the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein regarding the effect on operating results of acquisitions, discontinued operations and other matters. See Part II, Item 5 of this report, incorporated herein by reference, for a discussion on dividends declared or paid on the Company’s Common or Special Common Stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nortek, Inc. and its wholly-owned subsidiaries (individually and collectively, the “Company” or “Nortek”) are diversified manufacturers of residential and commercial building products, operating within three principal segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Products Segment. Through these principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself (“DIY”) and professional remodeling and renovation markets. As used in this report, the terms “Company” and “Nortek” refer to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as “Company” and “Nortek” are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.

On November 20, 2002, the Company reorganized into a holding company structure and each outstanding share of capital stock of the Company was converted into an identical share of capital stock of Nortek Holdings, Inc. (“Nortek Holdings”), a Delaware corporation formed in 2002, with Nortek Holdings becoming the successor public company and the Company becoming a wholly-owned subsidiary of Nortek Holdings (the “Nortek Holdings Reorganization”). On January 9, 2003, Nortek Holdings completed a recapitalization transaction, which resulted in the acquisition of Nortek Holdings by certain affiliates and designees of Kelso & Company L.P. (“Kelso”) and certain members of the Company’s management (see Liquidity and Capital Resources and Notes 2 and 7 of the Notes to the Consolidated Financial Statements included elsewhere herein).

On April 2, 2002, the Company’s wholly-owned subsidiary, Ply Gem Industries, Inc. (“Ply Gem”) sold the capital stock of its subsidiary Hoover Treated Wood Products, Inc. (“Hoover”), on November 22, 2002, Ply Gem sold the capital stock of its subsidiary Richwood Building Products, Inc. (“Richwood”) and on September 21, 2001, Ply Gem sold the capital stock of its subsidiaries Peachtree Doors and Windows, Inc. (“Peachtree”) and SNE Enterprises, Inc. (“SNE”). (See Notes 1 and 10 of the Notes to the Consolidated Financial Statements included elsewhere herein).

In the third quarter of 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets but does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets and, as required by the standard, applied this accounting standard as of January 1, 2001. Adoption of this accounting standard did not result in any changes in net earnings from accounting standards previously applied. Adoption of this standard did result in the accounting for the gain (loss) on the sale of Hoover, Richwood, SNE and Peachtree and their related operating results as discontinued operations. Hoover was previously included in Other and Richwood, SNE and Peachtree were previously included in the Windows, Doors and Siding Segment in the Company’s segment reporting. The presentation for all periods presented has been reclassified to conform to the new standard. Accordingly the results of Hoover, Richwood, Peachtree and SNE have been excluded from earnings from continuing operations and are classified separately as discontinued operations for all periods presented (see Notes 1, 10 and 11 of the Notes to the Consolidated Financial Statements included elsewhere herein).

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, DIY and professional remodeling and renovation markets. The principal products sold by the segment include, kitchen range hoods, built-in exhaust fans (such as bath fans and fan, heater and light combination units) and indoor air quality products. The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating, and air conditioning systems (“HVAC”) for custom-designed commercial applications and for residential, light commercial and manufactured structures. The Windows, Doors and Siding Products Segment, principally manufactures and distributes: (i) vinyl siding, skirting, soffit and accessories, (ii) vinyl and aluminum clad windows, (iii) vinyl patio and steel entry doors and sunrooms, (iv) vinyl fencing, railing and decking, (v) composite decking and railing and (vi) aluminum trim coil, soffit and accessories for use in the residential construction, DIY and professional renovation markets.

On June 15, 2001, the Company acquired Senior Air Systems (“SAS”) from a wholly- owned subsidiary of Senior Plc. The acquired company is located in Stoke-on-Trent, England and manufactures and sells air conditioning equipment and is in the process of being integrated into the operations of Eaton-Williams Holdings Limited (“Eaton-Williams”). The Company acquired Eaton-Williams on July 3, 2000. These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of SAS and Eaton-Williams are included in the Company’s consolidated results since the date of their acquisition. (See “Liquidity and Capital Resources” and Note 3 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. (See the Notes to the Consolidated Financial Statements included elsewhere herein.) Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates. The Company’s critical accounting policies include:

Revenue Recognition and Related Expenses

The Company primarily recognizes sales based upon shipment of products to its customers and has procedures in place at each of its subsidiaries to ensure that an accurate cut-off is obtained for each reporting period.

Allowances for cash discounts, volume rebates, and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed to with the Company’s various customers, which are typically earned by the customer over an annual period. The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period and the contractual provisions of the customer agreements. For calendar year customer agreements, the Company is able to adjust its periodic estimates to actual amounts as of December 31 each year based upon the contractual provisions of the customer agreements. For those customers who have agreements that are not on a calendar year cycle, the Company records estimates at December 31 consistent with the above described methodology. As a result, at the end of any given reporting period, the amounts recorded for these allowances are based upon estimates of the likely outcome of future sales with the applicable customers and may require adjustment in the future if the actual outcome differs. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. The Company generally estimates customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return while also factoring in any new business conditions that might impact the historical analysis such as new product introduction. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Provisions for the estimated costs for future product warranty claims and bad debts are recorded in cost of sales and selling, general and administrative expense, respectively, at the time a sale is recorded. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts. The Company also periodically evaluates the adequacy of its reserves for warranty and bad debts recorded in its consolidated balance sheet as a further test to ensure the adequacy of the recorded provisions. Warranty claims can extend far into the future and bad debt analysis often involves subjective analysis of a particular customer’s ability to pay. As a result, significant judgment is required by the Company in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Inventory Valuation

The Company values inventories at the lower of cost or market with approximately 52% valued using the last-in, first-out (“LIFO”) method and the remainder valued using the first-in, first-out (“FIFO”) method. In connection with both LIFO and FIFO inventories, the Company will record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Prepaid Income Tax Assets and Deferred Tax Liabilities

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal and state income tax returns be recognized in the balance sheet. As the Company generally does not file their income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. The Company requires each of its subsidiaries to submit year-end tax information packages as part of the year-end financial statement closing process so that the information used to estimate the deferred tax accounts at December 31 is reasonably consistent with the amounts expected to be included in the filed tax returns. SFAS No. 109 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference. As such, the Company has historically had prepaid income tax assets due principally to the unfavorable tax consequences of recording expenses for required book reserves for such things as, among others, bad debts, inventory valuation, insurance, product liability and warranty that cannot be deducted for income tax purposes until such expenses are actually paid. The Company believes that the amounts recorded as prepaid income tax assets will be recoverable through future taxable income generated by the Company, although there can be no absolute assurance that all recognized prepaid income tax assets will be fully recovered. The Company believes the procedures and estimates used in its accounting for income taxes are reasonable and in accordance with established tax law. The income tax estimates used have historically not resulted in material adjustments to income tax expense in subsequent periods when the estimates are adjusted to the actual filed tax return amounts, although there may be reclassifications between the current and long-term portion of the deferred tax accounts.

Goodwill and Other Long-Lived Assets

Subsequent to June 30, 2001, the Company accounts for acquired goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). Prior to July 1, 2001, the Company accounted for acquired goodwill and intangible assets in accordance with APB No. 16, “Business Combinations” (“APB No. 16”). Purchase accounting required by SFAS No. 141 and APB No. 16 involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill. For significant acquisitions, the Company uses third party appraisers to value items such as property, plant and equipment and acquired intangibles and third party actuarial consultants to determine the value of assets and liabilities associated with pension, supplemental executive retirement and post retirement benefit plans. The Company believes that the estimates that it has used to record prior acquisitions were reasonable and in accordance with SFAS No. 141 and APB No. 16.

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As a result, the Company accounts for acquired goodwill and goodwill impairment in accordance with SFAS No. 142 (see Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein). This pronouncement requires considerable judgment and, where necessary, the Company utilizes third party appraisals to assist in the Company’s valuation of acquired goodwill and evaluation of goodwill impairment. The Company primarily utilizes a discounted cash flow approach in order to value the Company’s operating segments required to be tested for impairment by SFAS No. 142, which requires that the Company forecast future cash flows of the operating segments and discount the cash flow stream based upon a weighted average cost of capital that is derived from comparable companies within similar industries. The discounted cash flow calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable operating segment. The Company believes that its procedures for applying the discounted cash flow methodology, including the estimates of future cash flows, the weighted average cost of capital and the long-term growth rate, are reasonable and consistent with market conditions at the time of the valuation. The Company has evaluated the carrying value of goodwill and determined that no impairment existed at either the date of adoption of the standard, January 1, 2002, or as of its annual evaluation date of October 1. Accordingly, no adjustments were required to be recorded in the Company’s Consolidated Financial Statements as a result of adopting SFAS No. 142.

The Company performs an annual evaluation for the impairment of long-lived assets, other than goodwill, based on expectations of non-discounted future cash flows compared to the carrying value of the subsidiary in accordance with SFAS No. 144. The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, net, depreciation and amortization expense and income taxes (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data and, where applicable, consultation with investment bankers. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions. The Company historically has not had any material impairment adjustments.

Pensions and Post Retirement Health Benefits

The Company’s accounting for pensions, including supplemental executive retirement plans, and post retirement health benefit liabilities requires the estimating of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase and the assumed medical cost inflation rate. Such estimates require a significant amount of judgment. As a result, the Company utilizes the expertise of third party actuarial consultants to perform the calculations of the amounts for pension and post retirement health benefit assets, liabilities, expense and other comprehensive income (loss) required to be recorded in the Company’s Consolidated Financial Statements as of December 31 in accordance with accounting principles generally accepted in the United States. As evidenced during 2002 and 2001, items such as stock market declines, changes in interest rates and plan amendments can have a significant impact on the assumptions used and therefore on the ultimate final actuarial determinations for a particular year. As a result, the Company carefully reviews current market conditions in consultation with its actuarial consultants to determine the appropriate assumptions to use for the fiscal year. The Company believes the procedures and estimates used in its accounting for pensions and post retirement health benefits are reasonable and consistent with acceptable actuarial practices. In certain years, such as 2002 and 2001, revisions to actuarial assumptions caused by adverse financial market conditions, changes in discount rates and increased compensation levels have resulted in significant increases to pension and post-retirement liabilities and other comprehensive loss from amounts recognized in prior years.

Insurance Liabilities

The Company records insurance liabilities and related expenses for health, workers compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date. The Company relies heavily on historical trends and, in certain cases, the advice and calculations of third party actuarial consultants when determining the appropriate insurance reserves to record in the consolidated balance sheet for a substantial portion of its workers compensation and general and product liability losses. In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimated amounts are adjusted to the actual insurance claims paid.

Contingencies

The Company is subject to contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, workers compensation claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.

The Company provides accruals for direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued have been estimated based on consultation with legal counsel and other experts and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes.

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of the Company’s control.

Results of Operations

The tables that follow present the net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company’s principal segments for each of the three years in the period ended December 31, 2002, the dollar amount and percentage change of such results as compared to the prior year and the percentage to net sales of operating earnings and depreciation and amortization expense for the three years ended December 31, 2002:

				Net Change
	Year-ended December 31,			2002 to 2001			2001 to 2000
	2002	2001	2000	$	%		$	%
	(Dollar amounts in millions)

Net Sales:
Residential Building Products	$729.6	$660.0	$667.4	$69.6	10.5%		$(7.4)	(1	.1)%
Air Conditioning and Heating Products	654.5	633.8	630.1	20.7	3.3		3.7	0.6
Windows, Doors and Siding Products	504.2	481.6	474.7	22.6	4.7		6.9	1.5

	$1,888.3	$1,775.4	$1,772.2	$112.9	6.4%		$3.2	0.2%

Operating Earnings:
Residential Building Products	$122.9	$93.7	$90.9	$29.2	31.2%		$2.8	3.1%
Air Conditioning and Heating Products	61.5	53.8	74.8	7.7	14.3		(21.0)	(28.1)
Windows, Doors and Siding Products	70.6	45.0	24.0	25.6	56.9		21.0	87.5

Subtotal	255.0	192.5	189.7	62.5	32.5		2.8	1.5

Unallocated:
Recapitalization fees and expenses	(6.6)	--	--	(6.6)	*		--	*
Re-audit fees and expenses	(2.1)	--	--	(2.1)	*		--	*
1999 equity performance plan incentive	(4.4)	--	--	(4.4)	*		--	*
Strategic Sourcing expense	(3.7)	(6.1)	--	2.4	39.3		(6.1)	*
Gain on death benefit life insurance	--	3.2	--	(3.2)	(100.0)		3.2	*
Other, net	(51.0)	(35.4)	(29.6)	(15.6)	(44.1)		(5.8)	(19.6)

	$187.2	$154.2	$160.1	$33.0	21.4%		$(5.9)	(3	.7)%

Depreciation and Amortization Expense:
Residential Building Products	$15.6	$22.9	$20.3	$(7.3)	(31	.9)%	$2.6	12.8%
Air Conditioning and Heating Products	13.2	13.8	12.2	(0.6)	(4.3)		1.6	13.1
Windows, Doors and Siding Products	13.8	20.9	19.8	(7.1)	(34.0)		1.1	5.6
Other	0.6	0.6	0.7	--	--		(0.1)	(14.3)

	$43.2	$58.2	$53.0	$(15.0)	(25	.8)%	$5.2	9.8%

Operating Earnings Margin:
Residential Building Products	16.8%	14.2%	13.6%
Air Conditioning and Heating Products	9.4	8.5	11.9
Windows, Doors and Siding Products	14.0	9.3	5.1
Consolidated	9.9%	8.7%	9.0%

Depreciation and Amortization
Expense as a % of Net Sales:
Residential Building Products	2.1%	3.5%	3.0%
Air Conditioning and Heating Products	2.0	2.2	1.9
Windows, Doors and Siding Products	2.8	4.3	4.2
Consolidated	2.3%	3.3%	3.0%

* not applicable or not meaningful

The tables that follow set forth, for each of the three years in the period ended December 31, 2002, (a) certain consolidated operating results, (b) the percentage change of such results as compared to the prior year, (c) the percentage which such results bear to net sales and (d) the change of such percentages as compared to the prior year:

				Percentage Change
				2002	2001
	Year-ended December 31,			to	to
	2002	2001	2000	2001	2000
	(Dollar amounts in millions)

Net sales	$1,888.3	$1,775.4	$1,772.2	6.4%		0.2%
Cost of products sold	1,361.1	1,308.8	1,325.2	(4.0)		1.2
Selling, general and administrative expense	333.9	289.8	264.5	(15.2)		(9.6)
Amortization of goodwill and intangible assets	6.1	22.6	22.4	73.0		(0.9)
Operating earnings	187.2	154.2	160.1	21.4		(3.7)
Interest expense	(96.6)	(101.9)	(97.4)	5.2		(4.6)
Investment income	7.4	10.7	7.6	(30.8)		40.8
Earnings from continuing operations
before provision for income taxes	98.0	63.0	70.3	55.6		(10.4)
Provision for income taxes	39.0	30.3	31.9	(28.7)		5.0
Earnings from continuing operations	59.0	32.7	38.4	80.4		(14.8)
Earnings (loss) from discontinued operations	3.5	(21.1)	3.2	116.6		*
Extraordinary loss from debt retirement	--	(3.6)	--	100.0		*
Net earnings	$62.5	$8.0	$41.6	681.3%	(80	.8)%

* not applicable or not meaningful

				Percentage Change
	Percentage of Net Sales			2002	2001
	Year-ended December 31,			to	to
	2002	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	---%	---%
Cost of products sold	72.1	73.7	74.8	1.6	1.1
Selling, general and administrative expense	17.7	16.3	14.9	(1.4)	(1.4)
Amortization of goodwill and intangible assets	0.3	1.3	1.3	1.0	--
Operating earnings	9.9	8.7	9.0	1.2	(0.3)
Interest expense	(5.1)	(5.7)	(5.5)	0.6	(0.2)
Investment income	0.4	0.6	0.4	(0.2)	0.2
Earnings from continuing operations before
provision for income taxes	5.2	3.6	3.9	1.6	(0.3)
Provision for income taxes	2.1	1.7	1.8	(0.4)	0.1
Earnings from continuing operations	3.1	1.9	2.1	1.2	(0.2)
Earnings (loss) from discontinued operations	0.2	(1.2)	0.2	1.4	(1.4)
Extraordinary loss from debt retirement	--	(0.2)	--	0.2	(0.2)
Net earnings	3.3%	0.5%	2.3%	2.8%	(1	.8)%

Year-ended December 31, 2002 as Compared to the Year-ended December 31, 2001

Consolidated net sales increased approximately $112,900,000 or 6.4% for 2002 as compared to 2001. The effect of changes in foreign currency exchange rates accounted for approximately $5,000,000 of the increase in net sales in 2002. Excluding the effect of changes in foreign currency exchange rates, consolidated net sales increased approximately $107,900,000 or 6.1% for 2002 as compared to 2001. These increases are summarized by segment as follows:

	Increase in net sales
	Amount	%

Residential Building Products	$65,700,000	10.0%
Air Conditioning and Heating Products	19,000,000	3.0
Windows, Doors and Siding Products	23,200,000	4.8

	$107,900,000	6.1%

Overall, increases in sales levels in 2002 reflect continued strength in new home construction and remodeling markets and favorable weather conditions, partially offset by the continued slowdown in the manufactured housing market. For the years ended December 31, 2002 and 2001, the Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners, furnaces and vinyl siding and skirting products, constituted approximately 8.8% and 9.8%, respectively, of the Company’s consolidated net sales. The increase in net sales volume in the Residential Building Products Segment was, in part, the result of steady new home construction and strong remodeling business, increases in average unit sales prices of range hoods due to changes in product mix and increased sales of garage door openers. The increase in net sales in the Air Conditioning and Heating Products Segment, was principally due to continued growth resulting from this Segment’s brand-name strategy resulting in increased sales volume of HVAC products to the residential site built market, partially offset by the general slowdown in commercial construction activity which reduced the level of shipments of the Company’s commercial HVAC products and lower sales to the manufactured housing market in this segment in 2002 as continued softness is being experienced by this industry. The trend of lower levels of orders and shipments of commercial HVAC products is expected to continue throughout 2003. The increase in net sales in the Windows, Doors and Siding Products Segment was principally due to (a) strong new construction and remodeling activity, as well as favorable weather conditions, which created increased volume for vinyl siding, fencing and decking products, (b) increased volume by the Segment’s Canadian operations and (c) increased sales prices of certain window product lines, partially offset by lower sales volume of vinyl window product lines to domestic customers.

Cost of products sold, as a percentage of net sales, increased from approximately 72.3% in the fourth quarter of 2001 to approximately 72.4% in the fourth quarter of 2002 and decreased from approximately 73.7% for the year ended 2001 to approximately 72.1% for the year ended 2002. Material costs represented approximately 44.0% and 43.8% of net sales for the fourth quarter of 2002 compared to the fourth quarter of 2001, respectively and approximately 44.4% and 46.1% of net sales for the year 2002 and 2001, respectively. Material costs as a percent of net sales increased in the fourth quarter of 2002 compared to the fourth quarter of 2001 primarily due to the increase in the cost of steel and PVC resin in the second half of 2002, while material costs as a percentage of net sales decreased for the year 2002 as compared to the year 2001, primarily due to increased net sales levels and decreases in product costs including lower costs achieved from the Company’s strategic sourcing initiative discussed further below. Included in cost of products sold in the fourth quarter and year 2001 was approximately $200,000 and $3,000,000 of costs, respectively, incurred in the start-up of a residential HVAC manufacturing facility and a vinyl fence and decking facility. Excluding the effect of changes in foreign currency exchange rates in the fourth quarter and year 2002 and the costs incurred in the start-up of facilities in the fourth quarter and year 2001, cost of products sold as a percentage of net sales was approximately 72.3% in the fourth quarter of 2001 and 2002 and decreased from approximately 73.6% in the year 2001 to approximately 72.0% in the year 2002. The decrease in the percentage in 2002 as compared to 2001, principally resulted from reductions realized in the cost of certain purchased materials and component parts, in part, due to lower prices and the effect of lower costs from cost reduction measures implemented in 2001, particularly PVC resin for vinyl siding products. The Company’s PVC resin costs decreased overall from 2001 as compared to 2002, however, PVC resin costs steadily increased in the second half of 2002 and the Company expects this trend to continue into 2003. A number of manufacturers of other products (including building products that the Company does not manufacture or sell) compete with the Company for the available supply of PVC resin. The manufacturing process for PVC resin suppliers, utilizes ethylene, which is refined from either oil or natural gas. As a result of these and other factors, the price of PVC resin is subject to volatility. In the first quarter of 2003, both the price of oil and natural gas were near all time highs due to a number of factors, including shortness of supply, strong demand and the conflict in Iraq. In 2003, this is expected to negate some of the cost savings achieved during 2002. The Company also realized slightly lower prices on steel products for the first half of 2002 as compared to 2001, but higher steel prices in the second half of 2002 began to mitigate cost savings achieved. In addition, increased sales volume of HVAC products to residential site built customers in the Air Conditioning and Heating Products Segment, increased sales volume and higher average unit sales prices of range hoods due to changes in product mix toward higher priced units in the Residential Building Products Segment and increased sales volume of vinyl siding products in the Windows, Doors and Siding Products Segment, all without a proportionate increase in cost were also a factor. During 2002 the Company estimates that it has realized benefits related to its strategic sourcing initiative of between approximately $15,000,000 and $21,000,000 of lower cost of sales, before implementation costs as compared to between approximately $4,000,000 and $6,000,000 of lower cost of sales, before implementation costs in 2001. Cost savings achieved from this strategy were partially offset by the effect of increases in steel and PVC resin prices as noted above. Had all year-end inventory values been stated on a FIFO basis, year-end inventory would have been approximately $70,000 higher in 2002 and $1,792,000 higher in 2001. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales, increased from approximately 17.8% in the fourth quarter of 2001 to approximately 19.2% in the fourth quarter of 2002 and increased from approximately 16.3% in the year 2001 to approximately 17.7% in the year 2002. Selling, general and administrative expense in the year 2002 included approximately $4,400,000 relating to an incentive plan expensed and paid to certain of the Company’s officers under the Company’s 1999 Equity Performance Plan, included approximately $400,000 and $6,600,000 in the fourth quarter and year 2002, respectively, of fees and expenses associated with the Recapitalization of the Company (see Liquidity and Capital Resources for a discussion of the Recapitalization), approximately $2,100,000 for the year 2002 of fees and expenses incurred in connection with the Company’s re-audit of its Consolidated Financial Statements for each of the three years in the period ended December 31, 2001, approximately $1,000,000 in the fourth quarter relating to restructuring charges and approximately $2,100,000 and $3,700,000 in the fourth quarter and year 2002, respectively, of direct expenses and third party fees associated with the Company’s strategic sourcing initiative. Selling, general and administrative expense in 2001 was reduced by approximately $3,200,000 related to a non-taxable gain from net death benefit insurance proceeds related to life insurance maintained on former managers and included approximately $6,100,000 of third party fees and expenses related to the Company’s strategic sourcing initiative. All of the above amounts are set forth separately in the segment data except for the restructuring charges in the fourth quarter of 2002, which were recorded in the Residential Building Products Segment. Excluding the effect of (a) the incentive earned by certain of the Company’s officers under the Company’s 1999 Equity Performance Plan, (b) the fees and expenses associated with the Recapitalization of the Company, (c) the fees and expenses incurred in connection with the Company’s re-audit of its Consolidated Financial Statements for each of the three years in the period ended December 31, 2001, (d) $1,000,000 for restructuring charges in the fourth quarter of 2002 which was recorded in the Residential Building Products Segment, (e) the effect of changes in foreign currency exchange rates in 2002, (f) the net death benefit proceeds in 2001 and (g) expenses related to the Company’s strategic sourcing initiative in 2002 and 2001, selling, general and administrative expense increased from approximately 17.9% as a percentage of net sales in the fourth quarter of 2001 to approximately 18.4% in the fourth quarter of 2002 and increased from approximately 16.2% as a percentage of net sales in the year 2001 to approximately 16.8% in the year 2002.

Amortization of goodwill and intangible assets, as a percentage of net sales, decreased from approximately 1.3% in 2001 to approximately .3% in 2002. Beginning January 1, 2002, goodwill is no longer being amortized by the Company in accordance with the adoption of SFAS No. 142. Amortization of goodwill was approximately $16,300,000 for 2001, as determined under accounting principles generally accepted in the United States in effect in the year 2001 (see below).

Consolidated operating earnings increased approximately $33,000,000 from approximately $154,200,000 in 2001 to approximately $187,200,000 in 2002 as a result of the factors discussed above.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt discount) of approximately $43,200,000 and $58,200,000 for 2002 and 2001, respectively.

Excluding the effect of (a) the approximate $4,400,000 relating to an incentive earned by certain of the Company’s officers under the Company’s 1999 Equity Performance Plan in 2002, (b) the approximate $6,600,000 of fees and expenses associated with the Recapitalization of the Company in 2002, (c) the approximate $2,100,000 fees and expenses incurred in 2002 in connection with the Company’s re-audit of its Consolidated Financial Statements for each of the three years in the period ended December 31, 2001, (d) the approximate $3,700,000 of direct expense and third party fees associated with the Company’s strategic sourcing initiative incurred in 2002, (e) $1,000,000 for restructuring charges in the fourth quarter of 2002 which was recorded in the Residential Building Products Segment, (f) approximately $100,000 of increased operating earnings from the effect of changes in foreign currency exchange rates in 2002, (g) the approximate $6,100,000 of third party fees and expenses associated with the Company’s strategic sourcing initiative incurred in 2001, (h) the approximate $3,200,000 non-taxable gain from net death benefit insurance proceeds in 2001, and (i) the approximate $3,000,000 of costs incurred in the start-up of a residential HVAC manufacturing facility and a vinyl fence and decking facility in 2001, operating earnings increased approximately $44,800,000 from approximately $160,100,000 in 2001 to $204,900,000 in 2002 and is summarized below:

	Increase (decrease) in
	operating earnings
	Amount	%

Residential Building Products	$29,900,000	31.9%
Air Conditioning and Heating Products	5,000,000	8.8
Windows, Doors and Siding Products	25,500,000	56.3

Subtotal	60,400,000	30.9
Other	(15,600,000)	(44.1)

	$44,800,000	28.0%

The increase in operating earnings in the Residential Building Products Segment was primarily as a result of increased sales volume due to continued strength in 2002 in new home construction and remodeling markets, favorable weather conditions, increases in sales volume and higher average unit sales prices of range hoods due to changes in product mix and increased sales of garage door openers. The increase in operating earnings in the Air Conditioning and Heating Products Segment in 2002 was principally due to increased sales volume of HVAC products to customers serving the residential site built market, partially offset by a decrease in operating earnings of commercial products principally due to the softness in the commercial construction market. The increase in operating earnings in the Windows, Doors and Siding Products Segment in 2002 was principally due to an increase in earnings from vinyl siding and related products which benefited from reduced material costs as a result of price and cost improvements and higher sales volume as compared to 2001. During 2002, all three segments realized benefits associated with the Company’s strategic sourcing initiative.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 7.5% and 6.6% of operating earnings (before corporate overhead) in 2002 and 2001, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest expense in 2002 decreased approximately $5,300,000 or approximately 5.2% as compared to 2001, primarily as a result of the adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133"), as discussed below, duplicative interest expense of approximately $1,750,000 in 2001 associated with the redemption of the Company’s 9 7/8% Senior Subordinated Notes due 2004 and the payment of debt, principally the Ply Gem credit facility in August 2002. (See Note 6 of the Notes to the Consolidated Financial Statements included elsewhere herein.) The adoption of SFAS No. 133 resulted in an approximate $1,200,000 non-cash reduction in interest expense in 2002 compared to an approximate $1,200,000 non-cash charge to interest expense in 2001. (See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Investment income decreased approximately $3,300,000 or 30.8% in 2002 as compared to 2001 primarily as a result of (a) approximately $1,700,000 of interest income resulting from the favorable abatement of state income taxes in 2001, (b) additional interest income of approximately $500,000 in 2001, earned on the funds from the financing held in escrow for the subsequent redemption of the 9 7/8% Senior Subordinated Notes due 2004 and (c) lower investment income rates in 2002. Included in investment income was approximately $2,600,000 in 2002 and $2,200,000 in 2001, respectively, related to restricted investments and marketable securities held by pension trusts (including related party amounts).

The provision for income taxes from continuing operations was approximately $39,000,000 for 2002 as compared to approximately $30,300,000 for 2001. The income tax rates in both years differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, foreign income tax on foreign source income, state income tax provisions and, in 2002, by the effect of approximately $1,200,000 of income taxes no longer required as a result of the Company’s Hong Kong subsidiary permanently investing un-remitted foreign earnings outside the United States and, in 2001, non-taxable gain on life insurance policies (for tax purposes) and non-deductible amortization expense (for tax purposes). Beginning January 1, 2002, goodwill and intangible assets determined to have an indefinite life are no longer being amortized (non-deductible for tax purposes). (See Notes 1 and 5 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Earnings from discontinued operations was approximately $3,500,000 for 2002 as compared to a loss of approximately $21,100,000 for 2001. The loss in 2001 included an after tax loss on the sale of discontinued operations of approximately $20,000,000, net of tax benefits of approximately $14,000,000. The table that follows presents a summary of the operating results of discontinued operations for 2002 and 2001. (See Notes 1 and 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

	For the Years Ended December 31,
	2002	2001
	(Amounts in thousands)

Net sales	$25,500	$305,800

Earnings (loss) before income taxes	2,800	(1,400)
Income tax provision (benefit)	1,100	(300)

Earnings (loss) from discontinued operations	1,700	(1,100)

Gain (loss) on sale of discontinued operations	2,400	(34,000)
Tax provision (benefit) on sale of discontinued operations	600	(14,000)

	1,800	(20,000)

Earnings (loss) from discontinued operations	$3,500	$(21,100)

Depreciation and amortization expense	$831	$5,247

On July 11, 2001, the Company redeemed $204,822,000 principal amount of the Company’s 9 7/8% Senior Subordinated Notes due 2004, plus an approximate $2,900,000 redemption premium thereon. As a result of this redemption, the Company recorded a pre-tax extraordinary loss of approximately $5,500,000 in the third quarter of 2001. (See Note 6 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

In accordance with the adoption of SFAS No. 142, the Company ceased recording goodwill amortization expense as of January 1, 2002. The tables that follow present earnings from continuing operations and net earnings for the years ended December 31, 2001 and 2000, as adjusted, to reflect the elimination of goodwill amortization expense and the related income tax impact:

	For the Year Ended
	December 31, 2001
	Earnings from
	Continuing
	Operations	Net Earnings
	(Amounts in thousands)

As reported in the accompanying
consolidated statement of operations	$32,700	$8,000
Eliminate goodwill amortization expense	16,274	16,274
Eliminate related tax impact	(274)	(274)

As adjusted	$48,700	$24,000

	For the Year Ended
	December 31, 2000
	Earnings from
	Continuing
	Operations	Net Earnings
	(Amounts in thousands)

As reported in the accompanying
consolidated statement of operations	$38,400	$41,600
Eliminate goodwill amortization expense	16,385	16,385
Eliminate related tax impact	(285)	(285)

As adjusted	$54,500	$57,700

SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company is currently evaluating the impact of adopting SFAS No. 143 on its consolidated financial statements.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64 Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS No. 145”) was issued in April 2002 and addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on the extinguishment of debt that does not meet the criteria of APB 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The provisions of this statement related to the extinguishment of debt are effective for financial statements issued in fiscal years beginning after May 15, 2002 with early application encouraged. The Company plans to adopt SFAS No. 145 on January 1, 2003. Upon adoption of SFAS No. 145, all prior periods presented will be required to be restated. Accordingly, the Company’s $5,500,000 pre-tax extraordinary loss from debt retirement recorded in the third quarter of 2001 will be reclassified to earnings from continuing operations when the standard is adopted in 2003.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses the accounting and reporting for costs associated with exit or disposal activities, supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and substantially nullifies EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination” (“EITF 88-10”). SFAS No. 146 will impact, among other things, the accounting for certain costs associated with an exit or disposal activity as well as the timing of when such costs are recognized as liabilities and expenses. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 with early adoption permitted. Previously issued financial statements, including interim financial statements, cannot be restated. The Company will adopt SFAS No. 146 as of January 1, 2003. For the year ended December 31, 2002, the Company has accounted for exit and disposal activity in accordance with accounting principles generally accepted in the United States including EITF 94-3 and EITF 88-10. Upon adoption, SFAS No. 146 is not expected to have any impact on exit and disposal activities initiated prior to January 1, 2003. (See Note 12 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition to SFAS No. 123 fair value method of accounting for stock-based compensation as well as additional disclosure requirements for companies that continue to account for stock options granted to employees pursuant to the provisions of APB Opinion No. 25. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based compensation in accordance with APB Opinion No. 25 and therefore has adopted the disclosure only provisions of SFAS No. 148. (See Notes 1 and 7 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Comprehensive income included in stockholder’s investment was approximately $44,700,000 for 2002. Included in the comprehensive income was a loss of approximately $22,700,000 (net of tax benefits of approximately $12,900,000) primarily as a result of actuarial losses due to market declines in plan assets, compensation increases and changes in discount rates and a gain recorded on the change in the cumulative amount of currency translation adjustment of approximately $5,250,000. (See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Year-ended December 31, 2001 as Compared to the Year-ended December 31, 2000

Consolidated net sales increased approximately $3,200,000 or approximately 0.2% for 2001 as compared to 2000 (and increased approximately $11,800,000 or approximately 0.7% excluding the effect of changes in foreign currency exchange rates). The acquisition on July 3, 2000 of Eaton-Williams in the Air Conditioning and Heating Products Segment contributed approximately $24,100,000 to net sales in the first half of 2001 as compared to 2000. Excluding the effect of this acquisition and the effect of changes in foreign currency exchange rates, consolidated net sales decreased approximately $12,300,000 or approximately 0.7% for 2001 as compared to 2000 and is summarized by segment as follows:

	Increase (decrease)
	Amount	%

Residential Building Products	$(1,800,000)	(0	.3)%
Air Conditioning and Heating Products	(18,900,000)	(3.0)
Windows, Doors and Siding Products	8,400,000	1.8

	$(12,300,000)	(0	.7)%

Overall, sales levels in 2001 were adversely affected by the general economic slowdown in the United States, a prolonged period of cold and wet weather which hampered building and remodeling activity in the first quarter of 2001, cooler than normal weather in the North American market during the late spring and prime summer selling months which reduced demand for residential air conditioning products and the general slowdown in the manufactured housing market. For the years ended December 31, 2001 and 2000, the Company’s net sales to customers serving the manufactured housing market, principally consisting of air conditioners, furnaces, vinyl siding and skirting products, constituted approximately 9.8% and 12.5%, respectively, of the Company’s consolidated net sales. The worldwide slowdown in expenditures for telecommunications infrastructure equipment and the tragic events that occurred on September 11, 2001 caused a slowdown of incoming orders and order releases primarily for commercial products in the Company’s Air Conditioning and Heating Products Segment. The decrease in net sales in the Air Conditioning and Heating Products Segment, was principally as a result of the general economic slowdown, a continued decline in sales to customers serving the manufactured housing industry, in line with the overall softness experienced in this industry and cooler than normal weather in the North American market during the late spring and prime summer selling months for residential air conditioning products, particularly in the second half of 2001. The decrease in net sales in this segment was partially offset by increased sales volume of commercial products sold by this segment’s Canadian operations. The increase in net sales in the Windows, Doors and Siding Products Segment was principally due to higher sales prices of siding and related products and increased sales prices of certain window product lines, partially offset by lower sales volume of siding products.

Cost of products sold, as a percentage of net sales, decreased from approximately 74.8% in 2000 to approximately 73.7% in 2001. The effect of the acquisition of Eaton-Williams, which has a higher cost of products sold as a percentage of net sales than the overall group of businesses owned prior to the acquisition, was to increase the consolidated percentage of cost of products sold as a percentage of net sales for 2001. Included in cost of products sold was approximately $3,000,000 of costs incurred in the start-up of a residential HVAC manufacturing facility and a vinyl fence and decking facility. Excluding the effect of the Eaton-Williams acquisition, the effect of changes in foreign currency exchange rates and the costs incurred in the start-up of facilities, cost of products sold as a percentage of net sales decreased from approximately 74.8% in 2000 to approximately 73.4% in 2001. Material costs represented approximately 46.1% and 48.5% of net sales for 2001 and 2000, respectively. This decrease in the percentages in 2001 principally resulted from reductions realized in the cost of certain purchased materials, particularly PVC resin, aluminum and steel, in part due to declining prices and the effect of lower costs from cost reduction measures implemented in late 2000 and early 2001. In addition, improved sales prices of siding and related products, increased sales prices of certain window product lines in the Windows, Doors and Siding Products Segment, and to a lesser extent, lower manufacturing costs in the Residential Building Products Segment were also factors. The effect of higher cost levels of commercial HVAC products and lower sales volume of residential products to customers serving both the manufactured and site-built housing markets without a proportionate decrease in costs in the Air Conditioning and Heating Products Segment partially offset the effect of these cost reductions. In 2001, the Company estimates that it realized between approximately $4,000,000 and $6,000,000 of lower cost of sales, before implementation costs, related to the Company’s material procurement strategy as discussed in the next paragraph. Had all year-end inventory values been stated on a FIFO basis, year-end inventory would have been approximately $1,792,000 higher in 2001 and $2,209,000 higher in 2000. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense as a percentage of net sales, increased from approximately 14.9% in 2000 to approximately 16.3% in 2001. The effect of the acquisition of Eaton-Williams, which has a higher level of selling, general and administrative expense as a percentage of net sales than the overall group of businesses owned prior to the acquisition, contributed slightly to the increase in the consolidated percentages of selling, general and administrative expense to net sales. Selling, general and administrative expense in 2001 was reduced by approximately $3,200,000 related to a non-taxable gain from net death benefit insurance proceeds related to life insurance maintained on former managers recorded in the first half of 2001. Selling, general and administrative expense also included approximately $6,100,000 in 2001 of consulting fees and expenses related to the Company’s material procurement strategy. Selling, general and administrative expense in 2000 was reduced by approximately $1,700,000 from the gain on the sale of land recorded in the first half of 2000. Excluding the effect of the Eaton-Williams acquisition, the net life insurance proceeds, expenses related to the Company’s material procurement strategy, the gain on the sale of land in 2000 and the effect of changes in foreign currency exchange rates, selling, general and administrative expense increased from approximately $266,200,000 or 15.0% as a percentage of net sales in 2000 to approximately $284,300,000 or 16.2% as a percentage of net sales in 2001. This increase in the percentages is principally as a result of lower sales volume of siding and related products in the Windows, Doors and Siding Products Segment and lower sales volume of residential products to customers serving both the manufactured and site-built housing markets in the Air Conditioning and Heating Products Segment without a proportionate decrease in expense in both segments. In addition higher expense levels of commercial products in the Air Conditioning and Heating Products Segment were also a factor.

Amortization of goodwill and intangible assets, as a percentage of net sales, remained unchanged at approximately 1.3% in 2000 and 2001.

Consolidated operating earnings decreased approximately $5,900,000 from approximately $160,100,000 in 2000 to approximately $154,200,000 in 2001 as a result of the factors discussed above. The acquisition of Eaton-Williams on July 3, 2000 contributed approximately $1,000,000 for 2001 to the decrease in operating earnings in the Air Conditioning and Heating Products Segment.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt discount) of approximately $58,200,000 and $53,000,000 for 2001 and 2000, respectively.

Excluding the effect of (a) the approximate $6,100,000 of consulting fees and expenses incurred in 2001, (b) the approximate $3,200,000 non-taxable gain from net death benefit insurance proceeds in 2001, (c) approximately $700,000 of lower operating earnings from the effect of changes in foreign currency exchange rates, (d) the effect of the Eaton-Williams acquisition and (e) the approximate $1,700,000 gain on sale of land in 2000 (as noted above), operating earnings increased approximately $400,000 from approximately $158,400,000 in 2000 to $158,800,000 in 2001 and is summarized below:

	Increase (decrease)
	Amount	%

Residential Building Products	$3,200,000	3.5%
Air Conditioning and Heating Products	(19,800,000)	(26.5)
Windows, Doors and Siding Products	21,100,000	87.9

Subtotal	4,500,000	2.4
Other	(4,100,000)	(13.1)

	$400,000	0.3%

The decrease in operating earnings in the Air Conditioning and Heating Products Segment was principally due to a decline in the sales level of residential products sold to customers serving (a) the manufactured housing market and, to a lesser extent, the site-built housing market, (b) higher cost levels of certain commercial products and (c) costs incurred in the start-up of a residential HVAC manufacturing facility as noted above. The slowdown in the manufactured housing industry adversely effected this Segment’s operating earnings during 2001 as compared to 2000. The increase in operating earnings in the Windows, Doors and Siding Products Segment in 2001 was principally due to an increase in earnings from siding and related products which benefited from reduced material costs as a result of price and cost improvements as compared to 2000. Increased sales prices from siding and window products were also a factor in the improvement in this Segment’s operating earnings.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 6.6% and 7.2% of operating earnings (before corporate overhead) in 2001 and 2000, respectively. Sales and earnings derived from international markets are subject to the risks of currency fluctuations.

Interest expense in 2001 increased approximately $4,500,000 or approximately 4.6% as compared to 2000. Duplicative interest expense of approximately $1,750,000 was incurred in 2001 in connection with the refinancing of the Company’s 9 7/8% Senior Subordinated Notes due 2004 since the redemption occurred subsequent to the financing (see Note 6 of the Notes to the Consolidated Financial Statements included elsewhere herein). The adoption of SFAS No. 133 in the first quarter of 2001 resulted in a non-cash charge to interest expense of approximately $1,200,000 in 2001 as compared to 2000 (see Notes 1 and 6 of the Notes to the Consolidated Financial Statements included elsewhere herein). Higher average borrowings during 2001 also contributed to the increase in interest expense.

Investment income increased approximately $3,100,000 or approximately 40.8% in 2001, as compared to 2000, primarily as a result of (a) approximately $1,700,000 of interest income resulting from the favorable abatement of state income taxes in 2001, (b) additional interest income of approximately $500,000 in 2001, earned on the funds from the financing held in escrow for the subsequent redemption of the 9 7/8% Senior Subordinated Notes due 2004 and (c) higher average invested balances, partially offset by lower investment income rates.

The provision for income taxes from continuing operations for 2001 was approximately $30,300,000, as compared to approximately $31,900,000 for 2000. The income tax rates differed from the United States Federal statutory rate of 35% principally as a result of non-deductible amortization expense (for tax purposes), non-taxable gain on life insurance policies (for tax purposes), state income tax provisions and the effect of foreign income tax on foreign source income. (See Note 5 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The loss from discontinued operations was approximately $21,100,000 for 2001 as compared to earnings of approximately $3,200,000 for 2000. The loss in 2001 included an after tax loss on the sale of discontinued operations of approximately $20,000,000, net of tax benefits of approximately $14,000,000. The table that follows presents a summary of the operating results of discontinued operations for 2001 and 2000. (See Notes 1 and 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

	For the Years Ended
	December 31,
	2001	2000
	(Amounts in thousands)

Net sales	$305,800	$422,600

Earnings (loss) before income taxes	(1,400)	5,300
Income tax provision (benefit)	(300)	2,100

Earnings (loss) from discontinued operations	(1,100)	3,200

Gain (loss) on sale of discontinued operations	(34,000)	--
Tax benefit on sale of discontinued operations	(14,000)	--

	(20,000)	--

Earnings (loss) from discontinued operations	$(21,100)	$3,200

Depreciation and amortization expense	$5,247	$6,780

On July 11, 2001, the Company redeemed $204,822,000 principal amount of the Company’s 9 7/8% Senior Subordinated Notes due 2004, plus an approximate $2,900,000 redemption premium thereon. As a result of this redemption, the Company recorded a pre-tax extraordinary loss of approximately $5,500,000 in the third quarter of 2001. (See Note 6 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Comprehensive loss, included in stockholder’s investment, was approximately $12,400,000 for 2001. Included in the loss for 2001 was a loss of approximately $15,800,000 (net of tax benefits of approximately $9,000,000) primarily as a result of actuarial losses due to market declines in plan assets and increases in participants benefits as a result of plan amendments of certain of the Company’s employee retirement benefit plans, as well as, the change in the cumulative amount of currency translation adjustment of approximately $4,400,000. (See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Liquidity and Capital Resources

On January 9, 2003, Nortek Holdings, the parent company of Nortek, was acquired by Kelso, and certain members of the Company’s management (the “Management Investors”) in accordance with the Agreement and Plan of Recapitalization by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. (“K Holdings”) dated as of June 20, 2002, as amended, (the “Recapitalization Agreement”) in a transaction valued at approximately $1.6 billion, including the assumption of certain indebtedness (the “Recapitalization”).

On January 8, 2003, at a special meeting of stockholders of Nortek Holdings, the stockholders approved the following amendments to the certificate of incorporation (the “Stockholder Approval”), which were required in connection with the terms of the Recapitalization Agreement:

  A new class of common stock, Class A Common Stock, par value $1.00 per share, of Nortek Holdings was created consisting of 19,000,000 authorized shares.

  At the time that the amendment to the certificate of incorporation became effective, each share of common stock, par value $1.00 per share and special common stock, par value $1.00 per share outstanding, was reclassified into one share of a new class of mandatorily redeemable common stock, Class B Common Stock, par value $1.00 per share, of Nortek Holdings consisting of 14,000,000 authorized shares.

  Class B Common Stock was required to be immediately redeemable for $46 per share in cash upon completion of the Recapitalization.

  The authorized number of shares of Series B Preference Stock, par value $1.00 per share, was increased to 19,000,000 authorized shares.

Following the Stockholder Approval, common stock and special common stock held by the Management Investors were exchanged for an equal number of newly created shares of Series B Preference Stock. In addition, certain options to purchase shares of common and special common stock held by the Management Investors were exchanged for fully vested options to purchase an equal number of shares of the newly created Class A Common Stock. The remaining outstanding options, including some held by Management Investors, were cancelled in exchange for the right to receive a single lump sum cash payment equal to the product of the number of shares of common stock or special common stock underlying the option and the amount by which the redemption price of $46 per share is greater than the per share exercise price of the option.

On January 9, 2003, in connection with the Recapitalization, Kelso purchased newly issued shares of Series B Preference Stock for approximately $355,923,000 and purchased shares of Series B Preference Stock held by the Management Investors for approximately $18,077,000. Newly issued Class A Common Stock of approximately $3,262,000 was purchased by designated third parties. Shares of Series B Preference Stock held by the Management Investors that were not purchased by Kelso were converted into an equal number of shares of Class A Common Stock. In addition, the Company declared and distributed to Nortek Holdings a dividend of approximately $120,000,000 and distributed approximately $27,900,000 for reimbursement of fees and expenses of Kelso, which were paid out of the Company’s unrestricted cash and cash equivalents on hand and were permissible under the most restrictive covenants with respect to the indentures of the Company’s 8 7/8% Senior Notes due 2008, 9 1/4% Senior Notes due 2007, 9 1/8% Senior Notes due 2007 and 9 7/8% Senior Subordinated Notes due 2011 (the “Existing Notes”).

Nortek Holdings used the proceeds from the purchase by Kelso of the newly issued Series B Preference Stock, Class A Common Stock and the dividend from Nortek to redeem Nortek Holdings’ Class B Common Stock and to cash out options to purchase common and special common stock totaling approximately $497,262,000.

In connection with the Recapitalization, K Holdings received a bridge financing letter from a lender for a senior unsecured term loan facility not to exceed $955,000,000 (the “Bridge Facility”). The Bridge Facility was intended to be used to fund, if necessary, any change in control offers the Company might have made in connection with the Recapitalization. The Company did not use this Bridge Facility because the structure of the Recapitalization did not require the Company to make any change of control offers. The commitment letter expired on January 31, 2003.

In January 2003, Nortek Holdings filed for the deregistration of its shares of common and special common stock under the Securities Exchange Act of 1934. Nortek Holdings’ shares of common and special common stock are no longer publicly traded. The Company will continue to file periodic reports with the SEC as required by the respective indentures of the Company’s Existing Notes.

Under the terms of one of the Company’s supplemental executive retirement plans, the Company was required to make one-time cash payments to participants in such plan in satisfaction of obligations under that plan when the Recapitalization was completed. Accordingly, the Company made a distribution of approximately $75,100,000 to the participants in the plan from funds included in the Company’s Consolidated Balance Sheet in long-term assets in Restricted investments and marketable securities held by pension trusts and transferred to one of the participants a life insurance policy with approximately $10,300,000 of cash surrender value to satisfy a portion of such participant’s obligation upon the Stockholder Approval.

The total amount of transaction fees and costs incurred by the Company and Kelso associated with the Recapitalization was approximately $44,500,000, including the $27,900,000 noted above, of which approximately $10,500,000 of advisory fees and expenses was paid to Kelso & Company L.P. A portion of these fees and expenses were recorded by the Company in selling, general and administrative expenses, since they were obligations of the Company prior to the Recapitalization, including approximately $6,600,000 during the year ended December 31, 2002. An additional amount of approximately $10,000,000 was recorded as expense in January 2003 since these fees and expenses became obligations of the Company upon consummation of the Recapitalization.

The Company and Nortek Holdings expect to account for the Recapitalization as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of Nortek Holdings and its subsidiaries based upon fair values as of the date of the Recapitalization. As allowed under SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances”, the Company expects to reflect all applicable purchase accounting adjustments recorded by Nortek Holdings in the Company’s Consolidated Financial Statements for all SEC filings covering periods subsequent to the Recapitalization. (See Note 2 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

On July 25, 2002, the Company entered into a $200,000,000 Senior Secured Credit Facility (the “Senior Secured Credit Facility”), which was syndicated among several banks. The Senior Secured Credit Facility is secured by substantially all of the Company’s accounts receivable and inventory, as well as certain intellectual property rights, and permits borrowings up to the lesser of $200,000,000 or the total of 85% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The outstanding principal balances under the Senior Secured Credit Facility accrue interest at the Company’s option at either LIBOR plus a margin ranging from 2.0% to 2.5% or the banks’ prime rate plus a margin ranging from 0.5% to 1.0% depending upon the excess available borrowing base, as defined, and the timing of the borrowing as the margin rates will be adjusted quarterly. In addition, the Company pays an unused line fee of between 0.375% and 0.5% on the excess available borrowing capacity, as defined. The Senior Secured Credit Facility includes customary limitations and covenants, but does not require the Company to maintain any financial covenant unless the excess available borrowing base, as defined, is less than $40,000,000 in which case the Company would be required to maintain, on a trailing four quarter basis, a minimum level of $175,000,000 of earnings before interest, taxes, depreciation and amortization, as defined. On July 25, 2002, proceeds from the Senior Secured Credit Facility were used to refinance the remaining approximately $42,700,000 due on the Ply Gem credit facility and provide for letters of credit totaling approximately $24,800,000, which were previously issued under the Ply Gem credit facility. In addition, the Company refinanced approximately $3,800,000 of subsidiary debt. At December 31, 2002 there were no outstanding borrowings under the Senior Secured Credit Facility.

The Company is highly leveraged and expects to continue to be highly leveraged for the foreseeable future. The Company had consolidated debt at December 31, 2002, of approximately $990,419,000 consisting of (i) $6,787,000 of short-term borrowings and current maturities of long-term debt, (ii) $43,585,000 of notes, mortgage notes and other indebtedness, (iii) $209,499,000 of 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”), (iv) $308,550,000 of 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”), (v) $174,459,000 of 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”) and (vi) $247,539,000 of 9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”). During the year 2002, the Company reduced its consolidated debt by approximately $66,800,000.

The indentures and other agreements governing the Company and its subsidiaries’ indebtedness (including the indentures for the 8 7/8% Notes, the 9 1/8% Notes, the 9 1/4% Notes and the 9 7/8% Notes, as well as, the credit agreement for the Senior Secured Credit Facility) contain certain restrictive financial and operating covenants including covenants that restrict the ability of the Company and its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

At December 31, 2002, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $294,804,000 as compared to approximately $255,606,000 at December 31, 2001. On January 9, 2003, approximately $157,900,000 of the Company’s consolidated cash and cash equivalents was used to fund a portion of the cost of the Recapitalization. The Company’s debt to equity ratio was approximately 3.1:1 at December 31, 2002 as compared to approximately 3.9:1 at December 31, 2001. The change in the ratio was primarily due to a net decrease in indebtedness and an increase in stockholder’s investment, primarily as a result of net earnings and favorable changes in the cumulative amount of currency translation adjustments for the year 2002, partially offset by an increase in comprehensive loss, primarily, as a result of actuarial losses due to market declines in plan assets, compensation increases and changes in discount rates. (See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The Company’s ability to pay interest on or to refinance its indebtedness depends on the Company’s future performance, working capital levels and capital structure, which are subject to general economic, financial, competitive, legislative, regulatory and other factors which may be beyond its control. There can be no assurance that the Company will generate sufficient cash flow from the operation of its subsidiaries or that future financings will be available on acceptable terms or in amounts sufficient to enable the Company to service or refinance its indebtedness, or to make necessary capital expenditures.

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The following is a summary of the Company’s estimated future cash obligations under current and long-term debt obligations, excluding unamortized debt discount of approximately $4,953,000, capital lease obligations, minimum annual rental obligations primarily for non-cancelable lease obligations (operating leases), purchase obligations and other long-term liabilities. (See Notes 6, 8, 9 and 12 of the Notes to the Consolidated Financial Statements included elsewhere herein.):

	Payments due by period
				Greater than
	1 Year or less	1-3 Years	3-5 Years	5 Years	Total
	(Amounts in thousands)

Debt obligations	$6,209	$9,003	$487,666	$478,531	$981,409
Capital lease obligations	578	760	763	11,862	13,963
Operating lease obligations	17,540	20,877	13,790	30,623	82,830
Purchase obligations	12,300	--	--	--	12,300
Other long-term liabilities	62,000	37,309	21,773	74,167	195,249

Total	$98,627	$67,949	$523,992	$595,183	$1,285,751

Included in other long-term liabilities, one year or less, are expected future payments of approximately $62,000,000 related to the Company’s supplemental executive retirement plans. Under the terms of one of these supplemental executive retirement plans, the Company was required to make one-time distributions to participants in such plan in satisfaction of obligations under that plan upon a change of control, as defined. Accordingly, upon completion of the Recapitalization on January 9, 2003, this plan was terminated and the Company made distributions under the plan of approximately $75,100,000. Assets of the related pension trust were used to pay the amounts due to plan participants. (See Notes 2, 8 and 12 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The Company and its subsidiaries have guaranteed certain obligations of various third parties that aggregate approximately $37,500,000 at December 31, 2002. Approximately $29,700,000 relates to Ply Gem’s guarantee of rental payments through June 30, 2016 under a facility leased by SNE, which was sold on September 21, 2001. The buyer of SNE has provided certain indemnifications and other rights to Ply Gem for any payments that it might be required to make pursuant to this guarantee. Should the buyer of SNE cease making payments then Ply Gem may be required to make payments on its guarantees. Approximately $3,500,000 relates to Ply Gem’s guarantee of lease payments through approximately March 18, 2008 for truck and equipment leases entered into by SNE, which was sold September 21, 2001. Should the buyer of SNE cease making payments on this lease, Ply Gem may be required to make payments on its guarantee. Approximately $4,300,000 relates to guarantees of the remaining principal and interest balances of mortgages of a third-party on certain buildings, one of which houses the Company’s corporate headquarters. These guarantees expire on December 31, 2020 and are payable in the event of non-payment of the mortgage. These guarantees are collateralized by the buildings to which the mortgages relate and any liability to the Company would first be reduced by the Company’s pro-rata share of proceeds received on the sale of the buildings. The Company does not anticipate incurring any loss under these guarantees and accordingly has not recorded any liabilities at December 31, 2002 in the Company’s accompanying consolidated balance sheet in accordance with accounting principles generally accepted in the United States.

As of December 31, 2002, approximately $28,545,000 of letters of credit had been issued as additional security for approximately $28,230,000 of industrial revenue bonds and capital leases outstanding (included in notes, mortgage notes and obligations payable in Note 6 of the Notes to the Consolidated Financial Statements included elsewhere herein), relating to several of the Company’s manufacturing facilities.

At December 31, 2002, the Company had approximately $294,804,000 of unrestricted cash and cash equivalents to fund its cash flow needs for 2003. During 2003, the Company expects that it is reasonably likely that the following major cash requirements will occur as compared to 2002:

	For the Year-ended December 31,
	2003	2002

The Recapitalization	$157,900,000	$--
Interest payments, net	92,000,000	95,352,000
Principal payments, net	6,200,000	66,233,000
Capital lease obligations	600,000	615,000
Capital expenditures	50,000,000	28,492,000
Operating lease and rental payments	22,000,000	22,000,000
Income tax payments, net	15,000,000	49,879,000

	$343,700,000	$262,571,000

For the years ended December 31, 2002 and 2001, the Company had consolidated earnings before depreciation, amortization, interest, net and income taxes (“EBITDA”) of approximately $230,357,000 and $212,412,000, respectively, which was available to cover its major cash requirements. EBITDA is presented as it is a common analytical measurement utilized by investors to assess company performance.

The following table presents a reconciliation from operating earnings, which is the most directly comparable financial measure under accounting principles generally accepted in the United States, to EBITDA for the years ended December 31, 2002 and 2001:

	Year Ended
	December 31,
	2002	2001

Operating earnings	$187,168,000	$154,247,000
Depreciation expense	37,083,000	35,562,000
Amortization of goodwill and intangible assets	6,106,000	22,603,000

EBITDA	$230,357,000	$212,412,000

Accordingly, the Company expects to meet its cash flow requirements through fiscal 2003 from cash generated from operations, existing cash and cash equivalents, and, if necessary, the utilization of the Company’s Senior Secured Credit Facility, mortgage, capital lease or other financings.

Unrestricted cash and cash equivalents increased from approximately $159,368,000 at December 31, 2001 to approximately $294,804,000 at December 31, 2002. At December 31, 2002, the Company did not have any marketable securities available for sale. During the fourth quarter of 2002, all marketable securities available for sale matured and the proceeds were invested in short-term investments. Marketable securities available for sale at December 31, 2001 were approximately $96,238,000. The Company has classified as restricted in the accompanying consolidated balance sheet certain investments that are not fully available for use in its operations. At December 31, 2002, approximately $80,843,000 (of which $4,340,000 is included in current assets) of cash, investments and marketable securities have been pledged as collateral or are held in pension trusts (including related party amounts) or have been pledged as collateral for insurance, employee benefits and other requirements. On January 9, 2003, approximately $75,100,000 of such restricted assets together with a life insurance policy with approximately $10,300,000 of cash surrender value were distributed in connection with the Recapitalization. (See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Capital expenditures were approximately $28,500,000 in 2002 and are expected to be between $40,000,000 and $50,000,000 in 2003. As of December 31, 2002, the Company is obligated to fund future cash payments, primarily related to operating leases for facilities and equipment, of approximately $82,830,000, of which approximately $17,540,000 will be funded in 2003. Since these payments are for operating leases, future cash requirements and the value of the assets leased are not included in the Company’s Consolidated Financial Statements in accordance with generally accepted accounting principles currently in effect in the United States. (See Note 9 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

At February 28, 2003, (after the payment of a dividend and other restricted payments to Nortek Holdings associated with the Recapitalization) approximately $2,800,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company’s most restrictive Indenture. (See Notes 2 and 6 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The Company’s working capital and current ratio increased from approximately $379,371,000 and 2.1:1, respectively, at December 31, 2001 to approximately $451,085,000 and 2.5:1, respectively, at December 31, 2002, principally as a result of the factors described below.

Accounts receivable increased approximately $9,748,000 or approximately 4.5%, between December 31, 2001 and December 31, 2002, while net sales increased approximately $10,610,000 or approximately 2.5% in the fourth quarter of 2002 as compared to the fourth quarter of 2001. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on December 31, 2002 as compared to December 31, 2001. The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 2002.

Inventories decreased approximately $1,829,000 or approximately 1.0%, between December 31, 2001 and December 31, 2002.

Accounts payable decreased approximately $568,000 or approximately 0.4%, between December 31, 2001 and December 31, 2002.

Unrestricted cash and cash equivalents increased approximately $135,436,000 from December 31, 2001 to December 31, 2002, principally as a result of the following:

Condensed
Consolidated
Cash Flows(*)

Operating Activities:
Cash flow from operations, net	$104,171,000
Increase in accounts receivable, net	(4,818,000)
Decrease in inventories	5,165,000
Increase in prepaids and other current assets	(1,131,000)
Increase in net assets of discontinued operations	(1,995,000)
Decrease in accounts payable	(5,264,000)
Increase in accrued expenses and taxes	3,789,000
Investing Activities:
Net cash received from the sale of discontinued operations	29,516,000
Proceeds from the sale of marketable securities, net	96,238,000
Capital expenditures	(28,492,000)
Increase in restricted cash and investments	(2,888,000)
Financing Activities:
Payment of borrowings, net	(66,848,000)
Purchase of Nortek common and special common stock	(1,000)
Exercise of stock options	631,000
Other, net	7,363,000

$135,436,000

(*) Prepared from the Company’s Consolidated Statement of Cash Flows for the year-ended December 31, 2002. (See Nortek, Inc. and Subsidiaries Consolidated Financial Statements for 2002 included elsewhere herein.)

The impact of changes in foreign currency exchange rates on cash was not material and has been included in other, net.

Income tax payments, net of refunds, were approximately $49,900,000 in 2002. During 2002, the Company utilized approximately $3,500,000 and $1,100,000 of net operating loss carry-forwards and tax credit carry-forwards, respectively, related to the Company’s wholly-owned subsidiary, Ply Gem. Utilization of these carry-forwards in 2002 resulted in a reduction of U.S. Federal income tax payments of approximately $2,300,000. There are no remaining operating loss carry-forwards that would significantly reduce future tax payments. At December 31, 2002, the Company has approximately $22,700,000 of capital loss carry-forwards, which can be utilized to offset capital gains, if any, in future periods, which expire between 2003 and 2006. In addition, the Company has approximately $2,700,000 of foreign net operating loss carry-forwards that if utilized would offset future foreign tax payments. The Company expects that certain payments made on January 9, 2003, in connection with the Recapitalization, will substantially reduce the Company’s United States income tax payments in 2003.

Inflation, Trends and General Considerations

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and the possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The Company’s performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, inflation, consumer confidence and unemployment.

The demand for the Company’s products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. The Company’s lower sales levels usually occur during the first and fourth quarters. Since a high percentage of the Company’s manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. In addition, the demand for cash to fund the working capital of the Company’s subsidiaries is greater from late in the first quarter until early in the fourth quarter.

Market Risk

As discussed more specifically below, the Company is exposed to market risks related to changes in interest rates, foreign currencies and commodity pricing. The Company does not use derivative financial instruments, except, on a limited basis to periodically mitigate certain economic exposures. The Company does not enter into derivative financial instruments or other financial instruments for trading purposes.

In June 1998, the FASB issued SFAS No. 133 which was subsequently amended and establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

As a result of adopting SFAS No. 133 interest expense includes a non-cash reduction in interest expense of approximately $1,200,000 and a non-cash charge to interest expense of $1,200,000 for the years ended December 31, 2002 and 2001, respectively, related to the Company’s interest rate collar agreement, which terminated in August 2002.

A. Interest Rate Risk

The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company’s ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less. At December 31, 2002, the fair value of the Company’s unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At December 31, 2002, approximately 96.9% of the carrying values of the Company’s long-term debt were at fixed interest rates.

See the table set forth in item D (Long-term Debt) below and Notes 1 and 6 of the Notes to the Consolidated Financial Statements included elsewhere herein for further disclosure of the terms of the Company’s debt and former interest rate collar agreement.

B. Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In 2002, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations. The impact of foreign currency changes related to translation resulted in an increase in stockholder’s investment of approximately $5,250,000 in 2002. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. Consistent with this strategy, notes payable and other short-term obligations at December 31, 2002 consist primarily of short-term borrowings by certain of the Company’s foreign subsidiaries. At December 31, 2002, the Company’s net investment in foreign assets was approximately $109,719,000. An overall unfavorable change in foreign exchange rates of 10% would result in an approximate $10,000,000 reduction in equity as a result of the impact on the cumulative translation adjustment. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At December 31, 2002, the Company did not have any significant outstanding foreign currency hedging contracts.

Effective January 1, 2002, the Euro became the legal currency used within a number of European countries. The introduction of the Euro has not had any material effect on the Company’s subsidiaries operating or doing business in those countries where the Euro is now the legal currency.

C. Commodity Pricing Risk

The Company is subject to significant market risk with respect to the pricing of its principal raw materials, which include, among others, steel, copper, packaging material, plastics, resins, glass, wood and aluminum. If prices of these raw materials were to increase dramatically, the Company may not be able to pass such increases on to its customers and, as a result, gross margins could decline significantly. The Company manages its exposure to commodity pricing risk by continuing to diversify its product mix, strategic buying programs and vendor partnering. The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At December 31, 2002, the Company did not have any material outstanding commodity forward contracts.

On March 5, 2002, the United States government imposed tariffs and quotas on a wide range of steel imports for a three-year period. Many of the Company’s products are made from steel or contain steel parts and the import tariffs impact certain of these purchases made by the Company. While the Company enters into contracts periodically which set the price of steel purchases, not all purchases are covered by contract and the contracts do not extend through the period the quotas and tariffs are imposed. Price changes resulting from the imposition of these quotas and tariffs began to have an unfavorable impact on gross profit, net earnings and cash flows of the Company over the second half of 2002. (See discussion in Results of Operations – Cost of products sold and operating earnings contained elsewhere herein.)

D. Long-term Debt

The table that follows sets forth as of December 31, 2002, the Company’s long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values. Approximately 0.4% of the Company’s total long-term indebtedness is denominated in foreign currencies. The weighted average interest rates for variable rate debt are based on December 31, 2002 interest rates.

Long-term Debt:
	Scheduled Maturity			Average Interest Rate
	Fixed	Variable		Fixed	Variable
Year-ending	Rate	Rate	Total	Rate	Rate	Total
	(Dollar amounts in millions)

December 31, 2003	$1.6	$1.9	$3.5	5.66%	4.20%	4.87%
2004	5.2	1.8	7.0	7.73	3.96	6.74
2005	1.0	1.7	2.7	7.36	3.93	5.25
2006	1.1	0.8	1.9	7.24	4.29	5.94
2007	485.8	0.7	486.5	9.17	4.34	9.16
Thereafter (1)	466.8	23.6	490.4	9.41	2.63	9.08

Total Principal	961.5	30.5	992.0	9.27%	2.96%	9.07%
Unamortized Debt Discount	(5.0)	--	(5.0)

Total Long-term Debt at
December 31, 2002	$956.5	$30.5	$987.0

Fair Market Value of Long-term
Debt at December 31, 2002	$979.1	$30.5	$1,009.6

(1)

Senior and Senior Subordinated Notes with a total principal of $945,000,000 and a weighted average interest rate of 9.29% mature at various times from 2007 through 2011. (See Note 6 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Recent Developments

On January 17, 2003, the Company’s subsidiary, Linear Corporation, acquired Elan Home Systems, L.L.C, located in Lexington, Kentucky, a leading manufacturer and designer of high-performance consumer electronic equipment that controls whole-house entertainment, communication and automation systems for new residential construction and retrofit markets for approximately $17,400,000 in cash and a $1,500,000 note payable to the sellers.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as “intends”, “plans”, “estimates”, “believes”, “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on the Company’s current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials, (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, price, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company’s periodic reports on Forms 10-K, 10-Q and 8-K, filed with the SEC.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 15(a), including exhibits, of Part IV of this report, incorporated herein by reference.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant
Name	Principal Occupation	Age	Director Since

Richard L. Bready	Chairman, President and Chief Executive Officer of the Company	58	1976

Philip E. Berney	Managing Director, Kelso & Company L.P.	39	2003

Jeffrey C. Bloomberg	Office of the Chairman, Gordon Brothers Group LLC	55	2003

Joseph M. Cianciolo	Independent Director	63	2003

David B. Hiley	Financial Consultant	64	2003

Mr. Bready has been Chairman, President and Chief Executive Officer of the Company for more than the past five years. Mr. Berney has been a Managing Director of Kelso, a private investment firm, since 1999. From 1996 to 1999, he was a Senior Managing Director and head of the High Yield Capital Markets Group at Bear, Sterns & Co., a financial services company. Mr. Berney is currently a director of Key Components, LLC. Mr. Bloomberg has served since 2001 in the Office of the Chairman of Gordon Brothers Group LLC, a company which assists retail and consumer goods companies in asset redeployment and providing capital solutions to middle market companies in the retail and consumer product industries. From 1994 to 2001, Mr. Bloomberg served as the President of Bloomberg Associates, an investment banking company. Mr. Bloomberg is a director of Tweeter Home Entertainment Group, Inc. Mr. Cianciolo retired in June 1999 as the managing partner of the Providence, RI office of KPMG, LLP. Mr. Cianciolo is currently a director of United Natural Foods, Inc. Mr. Hiley, for more than the past five years, has been a financial consultant, including a financial consultant to the Company. From April 1, 1998 through March 1, 2000, Mr. Hiley served as Executive Vice President and Chief Financial Officer of Koger Equity, Inc., a real estate investment trust. Mr. Hiley is currently a director of Koger Equity, Inc. Each director holds office until the Company’s next annual meeting of stockholders and until such director’s successor is duly elected and qualified.

Executive Officers of the Registrant
Name	Age	Position

Richard L. Bready	58	Chairman, President and Chief Executive Officer of the Company

Robert E.G. Ractliffe	59	Executive Vice President and Chief Operating Officer

Almon C. Hall	56	Vice President, Controller and Chief Financial Officer

Edward J. Cooney	55	Vice President and Treasurer

Kevin W. Donnelly	48	Vice President, General Counsel and Secretary

Messrs. Bready, Hall and Donnelly have served in the same or substantially similar executive positions with the Company for at least the past five years. Mr. Ractliffe served as President and Chief Executive Officer of Ply Gem Industries, Inc. (“Ply Gem”) and as Chief Executive Officer of Nordyne, Inc., both subsidiaries of the Company, prior to joining the Company in January 2002. Mr. Cooney served as Senior Vice President-Chief Financial Officer and Executive Vice President Sales and Marketing at Amtrol Inc. and as Chief Financial Officer at Speidel Inc. prior to joining the Company in August 2001. Executive Officers are elected annually by the Board of Directors of the Company and serve until their successors are chosen and qualified. The Company’s executive officers include only those officers of the Company who perform policy-making functions for the Company as a whole and have managerial responsibility for major aspects of the Company’s overall operations. A number of other individuals who serve as officers of the Company’s subsidiaries perform policy-making functions and have managerial responsibilities for the subsidiary or division by which they are employed, although not for the Company overall. Certain of these individuals could, depending on earnings of such unit, be more highly compensated than some executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, on an accrual basis, information concerning the compensation for services to the Company and its subsidiaries for 2002, 2001, and 2000 of those persons who were, at December 31, 2002, the Chief Executive Officer and the other four most highly compensated executive officers of the Company.

	Annual Compensation				Long-Term Compensation
					Awards	Payouts
					Securities
Name and				Other Annual	Underlying	LTIP	All Other
Principal Position	Year	Salary	Bonus	Compensation(1)	Options	Payouts	Compensation(2)

Richard L. Bready	2002	$1,068,768	$8,230,780	$61,184	50,000	$2,586,489	$1,012,214
Chairman, President and	2001	1,051,932	6,259,140	--	--	--	612,961
Chief Executive Officer	2000	1,017,348	4,808,972	--	350,000	--	670,297

Robert E. G. Ractliffe (3)	2002	$600,000	$500,000	--	15,000	$776,122	$72,945
Vice President and	2001	--	--	--	--	--	--
Chief Operating Officer	2000	--	--	--	--	--	--

Almon C. Hall	2002	$393,750	$600,000	--	15,000	$776,122	$42,447
Vice President, Controller	2001	375,000	450,000	--	--	--	28,501
and Chief Financial Officer	2000	350,000	400,000	--	--	--	26,955

Edward J. Cooney (4)	2002	$210,000	$200,000	--	--	--	$16,000
Vice President and	2001	73,913	30,000	--	15,000	--	--
Treasurer	2000	--	--	--	--	--	--

Kevin W. Donnelly	2002	$252,000	$450,000	--	10,000	$258,561	$16,000
Vice President, General	2001	240,000	175,000	--	--	--	13,600
Counsel and Secretary	2000	225,000	175,000	--	--	--	13,600

(1)

Except for Mr. Bready for 2002, the aggregate amount of any compensation in the form of perquisites and other personal benefits paid in each of the years, based on the Company’s incremental cost, did not exceed the lesser of 10% of any executive officer’s annual salary and bonus or $50,000. The amount for Mr. Bready in 2002 includes $49,410 relating to personal use of automobiles provided by the Company.

(2)

The amounts in 2002, for each of Messrs. Bready and Hall, include premiums paid by the Company for split dollar life insurance pursuant to agreements between each of them and the Company, of which $65,482 and $509 represent the term life portion of the premiums and $114,819 and $25,938 represent the non-term portion, in each case for Messrs. Bready and Hall, respectively. Pursuant to certain of the split dollar life insurance agreements, the Company will be reimbursed for premiums that it pays on the split dollar life insurance policies upon the death of the second to die of the executive and his spouse. Pursuant to other split dollar agreements between the Company and Mr. Bready, the Company will be reimbursed for premiums that it pays on split dollar life insurance policies on Mr. Bready’s life, upon the earlier of Mr. Bready’s death or the Company’s termination of such split dollar agreement. In connection with payments due Mr. Bready pursuant to the Recapitalization, one of these policies, with a cash surrender value of approximately $10,300,000, was transferred to Mr. Bready in satisfaction of payment obligations. (See Item 11 of this Report, Pension and Similar Plans.)

Also includes loan forgiveness pursuant to Mr. Bready’s employment agreement with the Company of $815,913 in 2002.

Includes $56,945 in relocation expenses for Mr. Ractliffe.

Includes $6,000 in matching contributions and $10,000 in profit sharing contributions by the Company in 2002 for each of Messrs. Bready, Ractliffe, Hall, Cooney and Donnelly under the Company’s 401(k) Savings Plan, which is a defined contribution retirement plan.

(3)	Mr. Ractliffe’s date of hire was January 1, 2002.

(4)	Mr. Cooney’s date of hire was August 20, 2001.

Stock Option Tables

Upon reorganization of the Company into a holding company structure, each stock option for the Company’s common stock and special common stock was exchanged for a stock option to purchase an equal number of shares of the common stock or special common stock of Nortek Holdings at the same per share exercise price.

Options Granted in Last Fiscal Year
The following table provides information regarding stock options for the Company’s common stock granted to named executive officers in 2002.

		% of Total
	No. of Shares	Options
	Underlying	Granted to
	Options	Employees	Exercise	Expiration	Grant Date Present
Name	Granted	in 2002	Price	Date	Value(1)

Richard L. Bready	50,000	37.51%	$26.33	2/10/2012	$531,500
Robert E.G. Ractliffe	15,000	11.25	$26.33	2/10/2012	159,450
Almon C. Hall	15,000	11.25	$26.33	2/10/2012	159,450
Kevin W. Donnelly	10,000	7.50	$26.33	2/10/2012	106,300

(1)

Pre-tax amounts based on Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.29%, expected life of 5 years, expected volatility of 38% and dividend yield of 0%.

Aggregated Option Exercises in 2002 and Year-End Option Values
			Number of Unexercised			Value of Unexercised In-the-Money
			Options at Year-End			Options at Year-End(1)
	Aggregated Shares	Value
Name	Acquired on Exercise	Realized	Exercisable		Unexercisable(3)	Exercisable		Unexercisable(3)

Richard L. Bready	--	--	1,365,515	(2)	33,334	$30,744,222	(2)	$640,346
Robert E.G. Ractliffe	--	--	77,000		10,000	1,665,300		192,100
Almon C. Hall	--	--	57,900		10,000	1,150,538		192,100
Edward J. Cooney	--	--	3,750		11,250	95,625		286,875
Kevin W. Donnelly	--	--	39,380		6,667	838,778		128,073

(1)

Calculated by multiplying the relevant number of unexercised options by the difference between the stock price for Nortek Holdings’ common stock on December 31, 2002 of $45.75 and the exercise price of the options.

(2)	1,215,515 of these options with a value of $27,676,465 were for the Company’s special common stock.

(3)

Upon completion of the Recapitalization on January 9, 2003, all options became fully vested and all options for shares of common stock and special common stock of Nortek Holdings that were rolled-over, were exchanged for stock options to purchase an equal number of shares of Class A Common Stock of Nortek Holdings at the same price per share. Such rolled-over options will expire on January 9, 2013.

Pension and Similar Plans

The Company’s qualified pension plan (the “Pension Plan”) was frozen as of December 31, 1995, and no further increases in benefits may occur as a result of increases in service or compensation. The benefit payable to a participant at normal retirement equals the accrued benefit as of December 31, 1995 and will be payable as a joint and 50% survivor annuity in the case of a married employee and as a single-line annuity in the case of an unmarried employee. The annual pension benefits entitled to be paid to the executive officers beginning at age 65 under the Pension Plan are as follows: Mr. Bready $160,000, Mr. Hall $52,163, Mr. Donnelly $15,574 and Mr. Ractliffe $7,891.

In 1996, the Company established a supplemental executive retirement plan (the “SERP”), pursuant to which participants were entitled to supplemental pension payments equal to a specified percentage of their highest consecutive three-year average W-2 compensation, less amounts payable to the participant under the Pension Plan. Messrs. Bready, Hall and Donnelly were participants in the SERP. The SERP provided that, upon a change of control of the Company, each participant would be paid a lump sum payment equal to the actuarially determined present value of the benefits payable under the SERP calculated at the time of the change in control as though retirement benefits had commenced on such date without reduction for early retirement. The Recapitalization was considered a change of control and, accordingly, Messrs. Bready, Hall and Donnelly received distributions of $73,658,948, $8,563,677 and $3,156,380, respectively.

Mr. Ractliffe participated in the supplemental executive retirement plan of the Company’s subsidiary, Nordyne Inc., while employed by Nordyne, Inc. His annual pension benefit under this plan entitled to be paid to him beginning at age 65 is projected to be $53,445.

Employment Arrangements and Severance Agreements

Employment Arrangement for Mr. Bready

Mr. Bready entered into an employment agreement with the Company and Nortek Holdings that became effective upon completion of the Recapitalization. The agreement replaced Mr. Bready’s existing employment agreement with the Company, entered into in 1997. The new employment agreement has a five-year term, renewable for successive one-year terms unless the Company and Nortek Holdings provide Mr. Bready with written notice of its intent not to renew the agreement at least 90 days prior to the end of the original term or any successive term. The employment agreement provides that during the employment term Mr. Bready will serve as Chairman and Chief Executive Officer of the Company and Nortek Holdings.

The basic annual salary for Mr. Bready during the employment term will be not less than $1,068,767 for the year ending December 31, 2002 and not less than $2,500,000 per year during the remainder of the employment term. Mr. Bready is eligible for cash performance bonus awards under the employment agreement to the extent the Company achieves specific levels of EBITDA. The maximum amount of such performance award in any year is $5,000,000. Mr. Bready is entitled to receive all other benefits, including medical and dental insurance, generally available to executive personnel. In addition, Mr. Bready is entitled to reimbursement of the costs of automobile and private aircraft transportation for personal and business use consistent with his employment prior to the Recapitalization.

If the employment of Mr. Bready is terminated (1) without “cause”, as defined in the employment agreement, (2) as a result of any notice not to renew his employment as described above or (3) as a result of his disability or death, or if Mr. Bready terminates his employment for “good reason”, as defined in the employment agreement, the Company and Nortek Holdings are obligated to pay Mr. Bready, or, in the event of death, his estate or designated beneficiary, an annual severance and other benefits for the period equal to the longer of (1) one year from the date of such termination and (2) the remaining period of the original five-year employment term. The annual severance payment in all cases is equal to $1,750,000.

If his employment is terminated for any reason, Mr. Bready has agreed not to compete with the Company and Nortek Holdings for various periods of time depending on the reason for such termination. In the event his employment is, terminated without “cause” or as a result of disability, or if he terminates his employment for “good reason”, Mr. Bready has agreed not to compete with the Company and Nortek Holdings for the duration of time in which he receives the severance payments described above. In the event his employment is terminated for “cause” or if he terminates his employment without “good reason”, Mr. Bready has agreed not to compete for a period of one year from such termination.

The Company and Nortek Holdings have agreed not to terminate and continue to pay premiums for, certain split-dollar life insurance policies maintained for Mr. Bready during the employment period and until the later of (1) the end of the period, if any, during which Mr. Bready will be entitled to receive severance payments or (2) the end of the period, if any, during which Mr. Bready will be obligated not to compete with the Company.

In 1997, the Company made a ten-year loan to Mr. Bready in the amount of $3,000,000, repayable annually, in arrears, in installments of $300,000 principal plus accrued interest. The interest on this loan accrues daily at the applicable federal long-term rate in effect on each day the loan is outstanding, determined in accordance with Section 1274 of the Internal Revenue Code of 1986, as amended (the “Code”). Consistent with the terms of the prior employment agreement, the new employment agreement for Mr. Bready provides that the installment payment for any year is deferred until operating earnings, as defined in the agreement, for the prior fiscal year has been determined. If Mr. Bready is an employee of the Company and Nortek Holdings on the date an installment payment is due and if operating earnings for the prior fiscal year are in excess of $35,000,000, then the installment payment and accrued interest for that year will be forgiven. The installment payments under the loan will also be forgiven if Mr. Bready is terminated without “cause”, if he resigns for “good reason”, or dies or is disabled during the term of the agreement. As of December 31, 2002, the outstanding principal balance of the loan is $1,200,000 and accrued interest due of $6,948.

Subject to the limit referred to below in this paragraph, following the termination of employment of Mr. Bready for any reason, the Company and Nortek Holdings will provide, at no additional cost to Mr. Bready, lifetime medical coverage to Mr. Bready, his spouse and dependents. The lifetime medical coverage includes all medical and dental benefits provided to Mr. Bready as of the date of effectiveness of the Recapitalization. In lieu of lifetime medical coverage, Mr. Bready may request a lump sum payment in an amount to be established by the board of directors as reasonably sufficient to provide such lifetime medical coverage. The Company and Nortek Holdings has also agreed to make payments to Mr. Bready to cover any and all state and federal income taxes that may be due as a result of the provision of lifetime medical coverage as described in the three preceding sentences. In no event will the reimbursement obligations of the Company and Nortek Holdings, exclusive of the tax gross-up obligations, to provide lifetime medical coverage under the employment agreement exceed $1,000,000 in the aggregate during the lifetime of Mr. Bready and his spouse.

If it is determined that any payment or benefit provided by the Company and Nortek Holdings to Mr. Bready under the employment agreement or any other agreement or plan is subject to the 20% excise tax imposed by Section 4999 of the Code, the Company and Nortek Holdings will make an additional lump-sum payment to Mr. Bready sufficient, after giving effect to all federal, state and other taxes and charges with respect to that payment, to restore him to the same after-tax position that he would have been in if the excise tax had not been imposed.

Employment Arrangements for Messrs. Hall and Donnelly

Messrs. Hall and Donnelly have entered into employment agreements with the Company and Nortek Holdings on terms substantially similar to each other, except as otherwise noted below. Each of the employment agreements became effective upon the completion of the Recapitalization and terminates upon termination of employment. The employment agreements provide that during their respective employment, Mr. Hall will serve as Vice President, Controller and Chief Financial Officer of the Company and Nortek Holdings and Mr. Donnelly will serve as Vice President and General Counsel of the Company and Nortek Holdings.

The basic annual salary for Mr. Hall will not be less than $393,750, which was his salary for the year ending December 31, 2002, subject to annual increases. The basic annual salary for Mr. Donnelly will not be less than $252,000, which was his salary for the year ending December 31, 2002, subject to annual increases. Messrs. Hall and Donnelly are also eligible for incentive compensation in each year of the employment period. In each year, the incentive compensation will be in an amount recommended by the Chief Executive Officer and approved by the compensation committee of the board of directors. Messrs. Hall and Donnelly are entitled to receive all other benefits, including medical and dental insurance, generally available to executive personnel. Messrs. Hall and Donnelly are also entitled to reimbursement of the costs of automobile transportation for personal and business use consistent with their employment prior to the Recapitalization.

If employment is terminated (1) without “cause”, as defined in the employment agreement, (2) by the employee for “good reason”, as defined in the employment agreement, or (3) on account of the employee’s death or disability, the Company and Nortek Holdings are obligated to pay the respective employee or his estate an annual severance for the period equal to the longer of (A) two years from the date of termination and (B) the period commencing on the termination date and ending on the third anniversary of the completion of the Recapitalization. The annual severance payments for Messrs. Hall and Donnelly would be equal to their respective basic annual salaries as of the date of termination plus the highest amount of bonus or incentive compensation, exclusive of the Nortek, Inc. 1999 Equity Performance Plan, paid or payable in cash to such employee in any one of the three calendar years immediately prior to the completion of the Recapitalization (or, if higher, the three calendar years immediately prior to such termination).

If employment is terminated without “cause”, as a result of disability, or by the employee for “good reason”, each employee has agreed not to compete with the Company and Nortek Holdings for the period equal to the longer of (1) two years from the date of the termination and (2) the period commencing on the termination date and ending on the third anniversary of the completion of the Recapitalization. In the event employment is terminated for “cause” or if the employee terminates his employment without “good reason”, each of Messrs. Hall and Donnelly has agreed not to compete for a period of one year from such termination.

Subject to the limit referred to below in this paragraph, the Company and Nortek Holdings will provide, at no additional cost to Messrs. Hall and Donnelly lifetime medical coverage for each such employee and his spouse and dependents beginning upon such employee’s termination with the Company and Nortek Holdings. The lifetime medical coverage includes all medical and dental benefits provided to each such employee as of the date of effectiveness of the Recapitalization. Each of Messrs. Hall and Donnelly shall become irrevocably entitled to 25% of his lifetime medical coverage on the first anniversary of the completion of the Recapitalization and shall become irrevocably entitled to an additional 25% on each of the following three anniversaries of the completion of the Recapitalization. If the employment of Messrs. Hall or Donnelly is terminated at any time (1) by the Company and Nortek Holdings for any reason other than a conviction of the employee of a crime involving theft, embezzlement, or fraud against the employer or a civil judgment involving fraud or misappropriation by the employee against the employer, (2) as a result of death, disability or a medical emergency in his immediate family, or (3) by the employee for “good reason”, as defined in the employment agreement, the respective employee shall become irrevocably entitled to 100% of his lifetime medical coverage. In addition the respective employee shall become irrevocably entitled to 100% of his lifetime medical coverage upon a change of control regardless of whether such employee is terminated. Following their termination of employment for any reason or in the event of a change of control, in lieu of lifetime medical coverage, Messrs. Hall and Donnelly may request a lump sum payment in an amount to be established by the board of directors as reasonably sufficient to provide the percentage of lifetime medical coverage to which he has become irrevocably entitled. In no event will the reimbursement obligations of the Company and Nortek Holdings, exclusive of tax gross-up obligations, to provide lifetime medical coverage under the employment agreement exceed $1,000,000 in the aggregate during the lifetime of the employee and his spouse. The Company and Nortek Holdings has also agreed to make payments to Messrs. Hall and Donnelly to cover any and all state and federal income taxes that may be due as a result of the provision of lifetime medical coverage as described in this paragraph.

If it is determined that any payment or benefit provided by the Company and Nortek Holdings to Messrs. Hall and Donnelly, under their respective employment agreements or any other agreement or plan is subject to the excise tax, imposed by Section 4999 of the Code, the Company and Nortek Holdings will make an additional lump-sum payment to Mr. Hall or Mr. Donnelly, as the case may be, sufficient, after giving effect to all federal, state and other taxes and charges with respect to such payment, to restore him to the same after-tax position that he would have been in if the excise tax had not been imposed.

Retention Plan

The Company has established a retention plan for its executive officers and others, other than Mr. Bready, which provides that, in consideration of each employee agreeing not to voluntarily terminate his employment or service as a consultant if there is an attempted change of control, as that term is defined in the plan, of the Company, the individual will be entitled to an immediate payment equal to 20% of his basic annual salary, and, if the employee is terminated within the twenty-four month period following the change of control, including termination by reason of a material adverse change in the terms of employment as provided in the plan, the individual also will be entitled at the time of termination to severance pay for a period of twenty-four months following termination at an annual rate equal to his base salary plus the highest amount of bonus or incentive compensation paid or payable to him for any one of the three calendar years prior to the Recapitalization (or, if higher, the three calendar years immediately prior to such termination), and to continued medical, life insurance and other benefits for the twenty-four month period, at payment of an amount equal to the cost of providing these benefits. Notwithstanding the foregoing, the terms of the employment agreements for Messrs. Hall and Donnelly, rather than the retention plan, govern their rights to any severance pay in the event of their termination of employment following the completion of the Recapitalization.

The Recapitalization was a change of control for purposes of the retention plan. Accordingly, upon the completion of the Recapitalization, the Company made immediate cash payments to participants in the retention plan in the following amounts: Mr. Cooney, $48,000; Mr. Donnelly, $53,000; Mr. Hall, $82,000; Mr. Hiley, $30,000; and Mr. Ractliffe, $120,000.

Deferred Compensation Arrangements

Since March 1983, the Company has been a party to individual deferred compensation agreements with Messrs. Bready and Hall, under which the Company will make 180 monthly payments commencing at age 65 to each of Messrs. Bready and Hall. The annual payments to Messrs. Bready and Hall will be, assuming retirement at age 65, $60,600 and $22,000, respectively. The deferred compensation agreements provide that, in the event of a change in control, the covered executive will be paid a lump sum payment equal to the present value of the unreduced benefit that would be payable to the executive upon retirement on or after age 65. Although the Recapitalization was otherwise a change in control for purposes of the deferred compensation agreements, Mr. Bready and Mr. Hall each waived their right to receive the lump sum payment described above. Following the Recapitalization, the deferred compensation agreements and all of the obligations of the Company remained in effect.

Director Compensation

For their services to the Company as directors, directors who are not officers, employees or consultants of the Company or its subsidiaries, or of Kelso, receive directors’ fees from the Company. The fees currently payable to such directors (as of January 9, 2003), are a $50,000 annual retainer, payable quarterly in advance, $1,500 per meeting ($1,000 if director participates by telephone) and $1,000 per committee meeting ($750 if director participates by telephone).

Compensation Committee Interlocks and Insider Participation

During the last fiscal year and through the completion of the Recapitalization on January 9, 2003, the Compensation Committee of the Board of Directors of the Company consisted of William I. Kelly and Phillip L. Cohen. The Company currently has a Compensation Committee consisting of Mr. Bready, President and Chief Executive Officer of the Company, and Mr. Berney, which determines compensation of the executive officers of the Company other than Mr. Bready. Mr. Bready’s compensation will be determined by the full Board of Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is a wholly-owned subsidiary of Nortek Holdings, 50 Kennedy Plaza, Providence, Rhode Island 02903. As of March 21, 2003, the issued and outstanding capital stock of Nortek Holdings consists of (i) 364,772 shares of Class A Common Stock, par value $1.00 per share and (ii) 8,130,442 shares of Series B Convertible Preference Stock, par value $1.00 per share. The following table sets forth the beneficial ownership of the Class A Common Stock and the Series B Preference Stock of Nortek Holdings, as of March 21, 2003, by the Company’s directors, by its executive officers named in the Summary Compensation Table and by its directors and executive officers as a group.

	Class A Common Stock		Series B Convertible Preference Stock
	Amount and Nature of	Percent of	Amount and Nature of	Percent of
Name (1)	Beneficial Ownership(2)	Class(3)	Beneficial Ownership(4)	Class

Philip E. Berney	--	--%	8,130,442	100%
Jeffrey C. Bloomberg	--	--	--	--
Richard L. Bready	1,670,063	94.0	--	--
Joseph M. Cianciolo	--	--	--	--
Edward J. Cooney	8,473	2.2	--	--
Kevin W. Donnelly	53,146	12.9	--	--
Almon C. Hall	87,122	20.0	--	--
David B. Hiley	6,389	1.7	--	--
Robert E.G. Ractliffe	102,222	22.3	--	--
All directors and executive
officers as a group	1,927,415	96.5%	8,130,442	100%

(1)

The address of all such persons is c/o Nortek, Inc., 50 Kennedy Plaza, Providence, Rhode Island 02903. Certain of the shares shown in the table are shown as to which the persons named in the table have the right to acquire beneficial ownership, or specified in Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934, as amended. Unless otherwise indicated, the persons identified in this table have sole voting and investment power with respect to all shares shown as beneficially held by them, subject to community property laws where applicable.

(2)

Includes shares subject to options outstanding and exercisable within sixty (60) days after March 21, 2003 as follows: Bready 1,411,913 shares, Hall 70,122 shares, Donnelly 47,436 shares, Ractliffe 89,222 shares, Cooney 8,473 shares and Hiley 6,389 shares.

(3)

Assuming the exercise by all of the Company’s directors and executive officers of all options to acquire Class A Common Stock exercisable or, pursuant to Rule 13d-3(d)(1), deemed exercisable, ownership percentages would be as follows: Bready 83.6%; Hall 4.4%; Donnelly 2.7%; Ractliffe 5.1%; Cooney .01%; Hiley .01%; and all directors and officers as a group 96.5%.

(4)

Mr. Berney may be deemed to share beneficial ownership of shares of Series B Convertible Preference Stock owned of record by Kelso Investment Associates VI, L.P., Kelso Nortek Investors LLC and KEP VI, LLC, by virtue of his status as a managing member of KEP VI, LLC and Kelso GP VI, LLC (which is the general partner of Kelso Investment Associates VI, L.P. and the managing member of Kelso Nortek Investors, LLC). Mr. Berney shares investment and voting power with respect to the shares of Series B Convertible Preference Stock owned by Kelso Investment Associates VI, L.P., Kelso Nortek Investors, LLC and KEP VI, LLC but disclaims beneficial ownership of such shares, except with respect to his pecuniary interest therein.

Other Transactions

Other transactions between the Registrant and certain of its Executive Officers are described in Footnote 2 of the Summary Compensation Table and in Employment Arrangements and Severance Agreements of Item 11 of this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Recapitalization

On November 20, 2002, the Company reorganized into a holding company structure and each outstanding share of capital stock of the Company was converted into an identical share of capital stock of Nortek Holdings. On January 9, 2003, Nortek Holdings completed a recapitalization transaction which resulted in the acquisition of Nortek Holdings by Kelso and certain members of the Company’s management. Pursuant to the terms of certain Exchange Agreements by and among Nortek Holdings, Inc., the Company and each of Richard L. Bready, President and CEO and director of the Company, Almon C. Hall, Vice President, Controller and CFO of the Company, Robert E.G. Ractliffe, Executive Vice President and COO of the Company, Kevin W. Donnelly, Vice President, General Counsel and Secretary of the Company, Edward J. Cooney, Vice President and Treasurer of the Company and David B. Hiley, director of the Company, Messrs. Hall, Donnelly and Hiley rolled-over all of their equity interests in Nortek Holdings as part of the Recapitalization and Messrs. Bready, Ractliffe and Cooney have sold or cashed-out a portion of their equity interests in Nortek Holdings as part of the Recapitalization and have retained or rolled-over the remainder of their interests. (See Item 12 of this Report, Security Ownership of Certain Beneficial Owners and Management.) Such members of the Company’s management received amounts in connection with the cash-out of a portion of their equity interests in Nortek Holdings as follows: Mr. Bready $17,166,372; Mr. Ractliffe $556,048; and Mr. Cooney $193,125. Immediately after the completion of the transaction, Kelso held approximately 79.4% of the fully-diluted equity of Nortek Holdings, and the Company’s management held approximately 18.4% (with approximately 16.0% held by Mr. Bready). Members of the Company’s management received various amounts in connection with payments in respect of the termination of the Company’s SERP as follows: Mr. Bready, $73,658,948; Mr. Hall, $8,563,677; and Mr. Donnelly $3,156,380; and payments under the Company’s retention plan as follows: Mr. Cooney, $48,000; Mr. Donnelly, $53,000; Mr. Hall, $82,000; Mr. Hiley, $30,000; and Mr. Ractliffe, $120,000. (See “Pension and Similar Plans” and “Retention Plan” under Item 11 of this Report.) Mr. Hiley received a fee of $3,000,000 in connection with the transaction.

Members of the Company’s management, the Company, Nortek Holdings, Kelso and other stockholders entered into a Stockholders’ Agreement that sets forth the terms of their relationship as stockholders of Nortek Holdings upon the completion of the Recapitalization. Under the Stockholders’ Agreement, members of the Company’s management have customary “tag-along” rights to participate on a pro-rata basis with affiliates of Kelso in sales of equity securities of Nortek Holdings. The Stockholders’ Agreement also provides that members of the Company’s management will be subject to customary “drag-along” rights, which will permit affiliates of Kelso to require the certain members of the Company’s management to sell their shares pro-rata with these Kelso affiliates in a transaction involving a sale of at least 75% of the ownership by the Kelso affiliates of their equity interest in Nortek Holdings.

Certain members of the Company’s management have also been granted rights to have their shares of Nortek Holdings registered for sale under the Securities Act of 1933 in some circumstances, pursuant to the terms of the Registration Rights Agreement by and among the Company, Nortek Holdings, Kelso affiliates and certain members of the Company’s management.

Mr. Bready is also a party to a Preemptive Rights Agreement with Nortek Holdings that provides him with the right to participate in any future equity financings of Nortek Holdings, subject to limited exceptions, in an amount necessary to permit Mr. Bready to maintain his fully diluted ownership interest in Nortek Holdings.

Fees Paid to Consultant

David B. Hiley, prior to being a director of the Company was a consultant for the Company and received $400,000 in fees for his services for the year ended December 31, 2002. Mr. Hiley continues to provide consulting services to the Company in a manner similar to those provided prior to the Recapitalization for a fee of $12,500 per month, plus a discretionary bonus. Pursuant to the Retention Plan, Mr. Hiley received a cash payment of $30,000 in connection with the change of control which occurred (for purposes of the Retention Plan) as a result of the completion of the Recapitalization.

Financial Advisory Arrangement with Kelso

Philip E. Berney, a director of the Company, is also a managing director of Kelso. Upon completion of the Recapitalization, the Company paid Kelso and its designees a fee of $10,500,000 and reimbursed Kelso and its designees for their expenses and entered into a financial advisory agreement with Kelso with respect to services to be provided by Kelso or some of its related parties to the Company in return for financial advisory fees to be paid annually to Kelso by the Company. The amount of the financial advisory fee will be determined by Kelso, but will not exceed $1,500,000 per year. The financial advisory agreement includes indemnification and expense reimbursement by the Company of Kelso and other related parties with respect to the Recapitalization, including with respect to the financing of the Recapitalization and any services to be provided by Kelso or any related party to the Company on a going forward basis.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-K, the Company carried out an evaluation, under the supervision and with participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Vice President, Controller and Chief Financial Officer and the Company’s Corporate Disclosure and Controls Committee, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer along with the Company’s Vice President, Controller and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its significant consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)		Financial Statements and Schedules

The following documents are filed as part of this report:

	1.	Financial Statements

Consolidated Statement of Operations for each of the three years in the period ended December 31, 2002

Consolidated Balance Sheet as of December 31, 2002 and 2001

Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2002

Consolidated Statement of Stockholder’s Investment for each of the three years in the period ended December 31, 2002

Notes to Consolidated Financial Statements

Report of Independent Auditors

	2.	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

	3.	The exhibits are listed in the Exhibit Index, which is incorporated herein by reference

(b)		Reports on Form 8-K

October 11, 2002, Item 5, Other Events

November 21, 2002, Item 5, Other Events

January 9, 2003, Item 5, Other Events

March 11, 2003, Item 5, Other Events

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2003.

NORTEK, INC.

/s/ Richard L. Bready
Richard L. Bready
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 27, 2003.

/s/ Richard L. Bready	/s/ Philip E. Berney
Richard L. Bready, Chairman,	Philip E. Berney
President and Chief Executive Officer	Director

/s/ Almon C. Hall	/s/ Jeffrey C. Bloomberg
Almon C. Hall, Vice President,	Jeffrey C. Bloomberg
Controller and Chief Financial Officer	Director

/s/ Joseph M. Cianciolo
Joseph M. Cianciolo
Director

/s/ David B. Hiley
David B. Hiley
Director

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard L. Bready, certify that:

1)	I have reviewed this annual report on Form 10-K of Nortek, Inc. for the period ended December 31, 2002;

2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003

/s/ Richard L. Bready
Richard L. Bready
Chairman and Chief Executive Officer
Nortek, Inc.

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Almon C. Hall, certify that:

1)	I have reviewed this annual report on Form 10-K of Nortek, Inc. for the period ended December 31, 2002;

2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003

/s/ Almon C. Hall
Almon C. Hall
Vice President, Controller and Chief Financial Officer
Nortek, Inc.

Consolidated Statement of Operations
	For the Years Ended December 31,
	2002	2001	2000
	(Amounts in thousands)

Net Sales	$1,888,292	$1,775,375	$1,772,232

Costs and Expenses:
Cost of products sold	1,361,101	1,308,804	1,325,165
Selling, general and administrative expense	333,917	289,721	264,566
Amortization of goodwill and intangible assets	6,106	22,603	22,406

	1,701,124	1,621,128	1,612,137

Operating earnings	187,168	154,247	160,095
Interest expense	(96,634)	(101,898)	(97,395)
Investment income	7,466	10,651	7,600

Earnings from continuing operations before provision
for income taxes	98,000	63,000	70,300
Provision for income taxes	39,000	30,300	31,900

Earnings from continuing operations	59,000	32,700	38,400
Earnings (loss) from discontinued operations	3,500	(21,100)	3,200
Extraordinary loss from debt retirement	--	(3,600)	--

Net earnings	$62,500	$8,000	$41,600

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheet
	December 31,
	2002	2001
	(Amounts in thousands)

Assets
Current Assets:
Unrestricted
Cash and cash equivalents	$294,804	$159,368
Marketable securities available for sale at fair value	--	96,238
Restricted
Cash, investments and marketable securities at cost,
which approximates fair value	4,340	4,360
Accounts receivable, less allowances of $13,132,000
and $10,343,000	225,632	215,884
Inventories
Raw materials	72,702	69,819
Work in process	19,719	20,104
Finished goods	83,464	87,791

	175,885	177,714

Prepaid expenses	15,523	9,862
Other current assets	10,770	13,003
Prepaid income taxes	27,064	35,203
Assets of discontinued operations	--	27,342

Total current assets	754,018	738,974

Property and Equipment, at Cost:
Land	14,126	14,038
Buildings and improvements	134,619	130,801
Machinery and equipment	358,066	342,489

	506,811	487,328
Less accumulated depreciation	239,818	212,034

Total property and equipment, net	266,993	275,294

Other Assets:
Goodwill, less accumulated amortization of $88,726,000
at December 31, 2001	551,162	553,749
Intangible assets, less accumulated amortization of
$34,010,000 and $27,369,000	109,915	114,429
Deferred debt expense	19,687	18,861
Restricted investments and marketable securities held by
pension trusts (including related party amounts - see Note 8)	76,503	73,595
Other	42,666	45,012

	799,933	805,646

	$1,820,944	$1,819,914

Liabilities and Stockholder’s Investment

Current Liabilities:
Notes payable and other short-term obligations	$3,338	$6,248
Current maturities of long-term debt	3,449	58,202
Accounts payable	126,400	126,968
Accrued expenses and taxes, net	169,746	163,004
Liabilities of discontinued operations	--	5,181

Total current liabilities	302,933	359,603

Other Liabilities:
Deferred income taxes	21,625	38,921
Other long-term liabilities	195,249	159,307

	216,874	198,228

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	983,632	990,770

Commitments and Contingencies (Note 9)

Stockholder’s Investment:
Common stock, $.01 par value, authorized 100 shares,
100 shares issued and outstanding at December 31, 2002	--	--
Common stock, $1 par value, authorized 40,000,000
shares; 18,829,199 shares issued at December 31, 2001	--	18,829
Special common stock, $1 par value, authorized 5,000,000
shares; 813,783 shares issued at December 31, 2001	--	814
Preference stock, $1 par value; authorized 7,000,000
shares, none issued at December 31, 2001	--	--
Additional paid-in capital	119,621	210,214
Retained earnings	255,366	192,866
Accumulated other comprehensive loss	(57,482)	(39,725)
Less - treasury common stock at cost, 8,377,935 shares
at December 31, 2001	--	(109,616)
- treasury special common stock at cost, 290,136
shares at December 31, 2001	--	(2,069)

Total stockholder’s investment	317,505	271,313

	$1,820,944	$1,819,914

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Cash Flows
	For the Years Ended December 31,
	2002	2001	2000
	(Amounts in thousands)

Cash Flows from operating activities:
Earnings from continuing operations	$59,000	$32,700	$38,400
Earnings (loss) from discontinued operations	3,500	(21,100)	3,200
Extraordinary loss from debt retirement	--	(3,600)	--

Net earnings	62,500	8,000	41,600

Adjustments to reconcile net earnings to cash:
Depreciation and amortization expense	43,189	58,165	52,997
Non-cash interest expense, net	3,032	5,413	3,705
Gain on sale of land	--	--	(1,730)
(Gain) loss on sale of discontinued operations	(2,400)	34,000	--
Loss on debt retirement	--	5,500	--
Deferred federal income tax (credit) provision
from continuing operations	(550)	(1,200)	7,000
Deferred federal income tax (credit) provision
from discontinued operations	(1,600)	(3,700)	2,100
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(4,818)	4,126	(9,030)
Inventories	5,165	8,141	(7,711)
Prepaids and other current assets	(1,131)	(600)	(4,119)
Net assets of discontinued operations	(1,995)	(2,233)	5,550
Accounts payable	(5,264)	(2,065)	282
Accrued expenses and taxes	3,789	28,099	7,766
Long-term assets, liabilities and other, net	15,873	(570)	(2,159)

Total adjustments to net earnings	53,290	133,076	54,651

Net cash provided by operating activities	115,790	141,076	96,251

Cash Flows from investing activities:
Capital expenditures	(28,492)	(40,960)	(30,215)
Net cash paid for businesses acquired	--	(1,900)	(10,049)
Net cash received from businesses sold or discontinued	29,516	45,000	1,241
Proceeds from the sale of fixed assets	--	--	6,159
Purchase of investments and marketable securities	(332,069)	(240,366)	(20,013)
Proceeds from the sale of investments and marketable securities	428,307	152,170	46,439
Change in restricted cash and investments	(2,888)	(34,290)	(14,657)
Other, net	(4,492)	2,024	(3,834)

Net cash provided by (used in) investing activities	$89,882	$(118,322)	$(24,929)

Cash Flows from financing activities:
Sale of 9 7/8% Senior Subordinated Notes due 2011	$--	$241,800	$--
Redemption of 9 7/8% Senior Subordinated Notes due 2004	--	(207,700)	--
Payment of borrowings, net	(66,848)	(29,306)	(6,050)
Purchase of Nortek Common and Special Common Stock	(1)	(3)	(11,776)
Exercise of stock options	631	1,307	19
Other, net	(4,018)	16	(156)

Net cash (used in) provided by financing activities	(70,236)	6,114	(17,963)

Net increase in unrestricted cash and cash equivalents	135,436	28,868	53,359
Unrestricted cash and cash equivalents at the beginning of the year	159,368	130,500	77,141

Unrestricted cash and cash equivalents at the end of the year	$294,804	$159,368	$130,500

The accompanying notes are an integral part of these Consolidated Financial Statements

Consolidated Statement of Stockholder’s Investment
For the Year Ended December 31, 2000
(Dollar amounts in thousands)

						Accumulated
		Special	Additional			Other
	Common	Common	Paid-in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Income (Loss)

Balance, December 31, 1999	$18,738	$841	$208,755	$143,266	$(99,961)	$(11,822)	$--
Net earnings	--	--	--	41,600	--	--	41,600
Other comprehensive income (loss):
Currency translation adjustment	--	--	--	--	--	(3,631)	(3,631)
Minimum pension liability net of
tax of $2,055	--	--	--	--	--	(3,808)	(3,808)
Unrealized decline in the fair value
of marketable securities	--	--	--	--	--	(106)	(106)

Comprehensive income							$34,055

12,932 shares of special common stock
converted into 12,932 shares of
common stock	13	(13)	--	--	--	--
1,750 shares of common stock issued
upon exercise of stock options	2	--	58	--	--	--
584,670 shares of treasury stock acquired	--	--	--	--	(11,721)	--

Balance, December 31, 2000	$18,753	$828	$208,813	$184,866	$(111,682)	$(19,367)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder’s Investment
For the Year Ended December 31, 2001
(Dollar amounts in thousands)

						Accumulated
		Special	Additional			Other
	Common	Common	Paid-in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Income (Loss)

Balance, December 31, 2000	$18,753	$828	$208,813	$184,866	$(111,682)	$(19,367)	$--
Net earnings	--	--	--	8,000	--	--	8,000
Other comprehensive loss:
Currency translation adjustment	--	--	--	--	--	(4,444)	(4,444)
Minimum pension liability net of
tax of $8,969	--	--	--	--	--	(15,823)	(15,823)
Unrealized decline in the fair value
of marketable securities	--	--	--	--	--	(91)	(91)

Comprehensive loss							$(12,358)

13,721 shares of special common stock
converted into 13,721 shares of
common stock	14	(14)	--	--	--	--
62,504 shares of common stock issued
upon exercise of stock options	62	--	1,401	--	--	--
130 shares of treasury stock acquired	--	--	--	--	(3)	--

Balance, December 31, 2001	$18,829	$814	$210,214	$192,866	$(111,685)	$(39,725)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder’s Investment
For the Year Ended December 31, 2002
(Dollar amounts in thousands)

						Accumulated
		Special	Additional			Other
	Common	Common	Paid-in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Income (Loss)

Balance, December 31, 2001	$18,829	$814	$210,214	$192,866	$(111,685)	$(39,725)	$--
Net earnings	--	--	--	62,500	--	--	62,500
Other comprehensive income (loss):
Currency translation adjustment	--	--	--	--	--	5,250	5,250
Minimum pension liability net of
tax of $12,920	--	--	--	--	--	(22,701)	(22,701)
Unrealized decline in the fair value
of marketable securities	--	--	--	--	--	(306)	(306)

Comprehensive income							$44,743

22,390 shares of special common stock
converted into 22,390 shares of
common stock	22	(22)	--	--	--	--
28,963 shares of common stock issued
upon exercise of stock options	29	--	682	--	--	--
The effect of directors’ stock options	--	--	739	--	--	--
33 shares of treasury stock acquired	--	--	--	--	(1)	--
Nortek Holdings Reorganization (See
Notes 1, 2 and 7)	(18,880)	(792)	(92,014)	--	111,686	--

Balance, December 31, 2002	$--	$--	$119,621	$255,366	$--	$(57,482)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NORTEK, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nortek, Inc. and its wholly-owned subsidiaries (individually and collectively, the “Company” or “Nortek”) are diversified manufacturers of residential and commercial building products, operating within three principal segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Products Segment. Through these principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself (“DIY”) and professional remodeling and renovation markets. In 2002 and 2001, the Company sold certain subsidiaries of its wholly-owned subsidiary, Ply Gem Industries, Inc. (“Ply Gem”). The sale of these subsidiaries and their related operating results have been excluded from earnings from continuing operations and are classified as discontinued operations for all periods presented (see Note 10).

On November 20, 2002, the Company reorganized into a holding company structure and each outstanding share of capital stock of the Company was converted into an identical share of capital stock of Nortek Holdings, Inc. (“Nortek Holdings”), a Delaware corporation formed in 2002, with Nortek Holdings becoming the successor public company and the Company becoming a wholly-owned subsidiary of Nortek Holdings (the “Nortek Holdings Reorganization”) (see Note 7). On January 9, 2003, Nortek Holdings completed a recapitalization transaction, which resulted in the acquisition of Nortek Holdings by certain affiliates and designees of Kelso & Company L.P. (“Kelso”) and certain members of the Company’s management (see Note 2).

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned subsidiaries after elimination of intercompany accounts and transactions. Certain amounts in the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Accounting Policies and Use of Estimates

The preparation of these Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods. Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates.

Recognition of Sales and Related Costs, Incentives and Allowances

The Company primarily recognizes sales upon the shipment of its products net of applicable provisions for discounts and allowances. Allowances for cash discounts, volume rebates and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed to with the Company’s various customers, which are typically earned by the customer over an annual period. The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period and the contractual provisions of the customer agreements. For calendar year customer agreements, the Company is able to adjust its periodic estimates to actual amounts as of December 31 each year based upon the contractual provisions of the customer agreements. For those customers who have agreements that are not on a calendar year cycle, the Company records estimates at December 31 consistent with the above described methodology. Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. The Company generally estimates customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return while also factoring in any new business conditions that might impact the historical analysis such as new product introduction. The Company also provides for its estimate of warranty, bad debts and shipping costs at the time of sale. Shipping and warranty costs are included in cost of products sold. Bad debt provisions are included in selling, general and administrative expense. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts.

Cash, Investments and Marketable Securities
Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.

At December 31, 2002, the Company did not have any marketable securities available for sale. During the fourth quarter of 2002, all marketable securities available for sale matured and the proceeds were invested in short-term investments. At December 31, 2001, the Company had unrestricted marketable securities of approximately $96,238,000 consisting of commercial paper and bank issued money market instruments, all of which matured within one year.

The Company has classified as restricted in the accompanying consolidated balance sheet certain investments and marketable securities that are not fully available for use in its operations. At December 31, 2002 and 2001, approximately $80,843,000 (of which $4,340,000 is included in current assets) and $77,955,000 (of which $4,360,000 is included in current assets), respectively, of cash, investments and marketable securities have been pledged as collateral or are held in pension trusts (including related party amounts) for insurance, employee benefits and other requirements (see Notes 2 and 8).

Disclosures About Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and Cash Equivalents--
  The carrying amount approximates fair value because of the short maturity of those instruments.

  Investments and Marketable Securities--
  The fair value of investments and marketable securities are based on quoted market prices. The fair value of investments and marketable securities was not materially different from their cost basis at December 31, 2002 or 2001.

  Long-Term Debt--
  At December 31, 2002, the fair value of long-term indebtedness was approximately $17,600,000 higher ($10,800,000 higher at December 31, 2001) than the amount on the Company’s consolidated balance sheet, before original issue discount, based on market quotations (see Note 6).

Inventories

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market. At December 31, 2002 and 2001, approximately $92,191,000 and $96,734,000 of total inventories, respectively, were valued on the last-in, first-out method (“LIFO”). Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $70,000 and $1,792,000 greater at December 31, 2002 and 2001, respectively. All other inventories were valued under the FIFO method. In connection with both LIFO and FIFO inventories, the Company will record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

Depreciation and Amortization
Depreciation and amortization of property and equipment is provided on a straight-line basis over their estimated useful lives, which are generally as follows:

Buildings and improvements	10-35 years
Machinery and equipment, including leases	3-15 years
Leasehold improvements	term of lease

Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals and betterments are capitalized. When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized.

Intangible Assets and Goodwill

In the third quarter of 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets but does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets and, as required by the standard, applied this accounting standard as of January 1, 2001. Adoption of this accounting standard did not result in any material changes in net earnings from accounting standards previously applied. Adoption of this standard did result in the accounting for the gain (loss) on the sale of certain businesses and their related operating results as discontinued operations. The presentation for all periods presented has been reclassified to conform to the new standard (see Note 10).

Subsequent to June 30, 2001, the Company accounts for acquired goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). Prior to July 1, 2001, the Company accounted for acquired goodwill and intangible assets in accordance with APB No. 16, “Business Combinations” (“APB No. 16”). Purchase accounting required by SFAS No. 141 and APB No. 16 involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill. For significant acquisitions, the Company uses third party appraisers to value items such as property, plant and equipment and acquired intangibles and third party actuarial consultants to determine the value of assets and liabilities associated with pension, supplemental executive retirement and post retirement benefit plans. The Company believes that the estimates that it has used to record prior acquisitions were reasonable and in accordance with SFAS No. 141 and APB No. 16 (see Note 3).

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill and intangible assets determined to have an indefinite useful life are no longer amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant. All other intangible assets will continue to be amortized over their remaining estimated useful lives and are evaluated for impairment in accordance with the provisions of SFAS No. 144. The adoption of SFAS No. 142 did not result in any material changes to the Company’s accounting for intangible assets. The Company has evaluated the carrying value of goodwill and determined that no impairment exists and therefore no impairment loss was required to be recorded in the Company’s Consolidated Financial Statements as a result of adopting SFAS No. 142.

In accordance with SFAS No. 144, as of December 31, 2002, the Company has evaluated the realizability of non-goodwill long-lived assets, which primarily consist of property, plant and equipment and intangible assets (the “SFAS No. 144 Long-Lived Assets”) based on expectations of non-discounted future cash flows for each subsidiary having a material amount of SFAS No. 144 Long-Lived Assets. If the sum of the expected non-discounted future cash flows is less than the carrying amount of all assets including SFAS No. 144 Long-Lived Assets, the Company would recognize an impairment loss. The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, net, depreciation and amortization expense and income taxes (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data and, where applicable, consultation with investment bankers. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions. Based on its most recent analysis, the Company believes that no material impairment of SFAS No. 144 Long-Lived Assets exists at December 31, 2002. Prior to the adoption of SFAS No. 144 and SFAS No. 142, the Company accounted for the impairment of long-lived assets, including goodwill, in accordance with the then existing accounting standards and did not result in any impairment losses in prior years.

Intangible assets consist principally of patents, trademarks, copyrights and non-compete agreements and are amortized on a straight-line basis over a weighted average estimated useful life of approximately 20 years. Amortization of intangible assets charged to operations amounted to approximately $6,106,000, $6,329,000 and $6,021,000 for 2002, 2001 and 2000, respectively. The table that follows presents the major components of intangible assets as of December 31, 2002 and 2001:

	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets
	(Amounts in thousands)

December 31, 2002:
Trademarks	$108,254	$(18,393)	$89,861
Patents	22,829	(4,541)	18,288
Other	12,842	(11,076)	1,766

	$143,925	$(34,010)	$109,915

December 31, 2001:
Trademarks	$107,300	$(13,918)	$93,382
Patents	22,567	(3,338)	19,229
Other	11,931	(10,113)	1,818

	$141,798	$(27,369)	$114,429

As of December 31, 2002, the estimated annual intangible asset amortization expense for each of the succeeding five years aggregates approximately $27,142,000 as follows:

Year Ended	Annual Amortization
December 31,	Expense
(Amounts in thousands)
(Unaudited)

2003	$6,011
2004	5,600
2005	5,287
2006	5,150
2007	5,094

Beginning on January 9, 2003, the Company expects to account for the Recapitalization as an acquisition under purchase accounting rules (see Note 2). As a result of the valuation of certain assets, including intangible assets, there can be no assurance that actual amortization will approximate the amounts in the table above.

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 40 years through December 31, 2001. Goodwill amortization was approximately $16,274,000 and $16,385,000 for 2001 and 2000, respectively, as determined under the then applicable accounting principles generally accepted in the United States. See Note 11 for a rollforward of the activity in goodwill by operating segment for the years ended December 31, 2002 and 2001.

The tables that follow present earnings from continuing operations and net earnings for the years ended December 31, 2001 and 2000, as adjusted to reflect the elimination of goodwill amortization expense and the related income tax impact:

	For the Year Ended
	December 31, 2001
	Earnings from
	Continuing
	Operations	Net Earnings
	(Amounts in thousands)
	(Unaudited)

As reported in the accompanying
consolidated statement of operations	$32,700	$8,000
Eliminate goodwill amortization expense	16,274	16,274
Eliminate related tax impact	(274)	(274)

As adjusted	$48,700	$24,000

	For the Year Ended
	December 31, 2000
	Earnings from
	Continuing
	Operations	Net Earnings
	(Amounts in thousands)
	(Unaudited)

As reported in the accompanying
consolidated statement of operations	$38,400	$41,600
Eliminate goodwill amortization expense	16,385	16,385
Eliminate related tax impact	(285)	(285)

As adjusted	$54,500	$57,700

Pensions and Post Retirement Health Benefits

The Company accounts for pensions, including supplemental executive retirement plans, and post retirement health benefit liabilities under SFAS No. 87 “Employers’ Accounting for Pensions” (“SFAS No. 87”) and SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other Than Pensions” (“SFAS No. 106”). SFAS No. 87 and SFAS No. 106 require the estimating of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase and the assumed medical cost inflation rate. Such estimates require a significant amount of judgment. As a result, the Company utilizes the expertise of third party actuarial consultants to perform the calculations of the amounts for pension and post retirement health benefit assets, liabilities, expense and other comprehensive income (loss) required to be recorded in the Company’s Consolidated Financial Statements as of December 31 in accordance with accounting principles generally accepted in the United States (see Note 8).

Insurance Liabilities

The Company records insurance liabilities and related expenses for health, workers compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date. The Company relies heavily on historical trends and, in certain cases, the advice and calculations of third-party actuarial consultants when determining the appropriate insurance reserves to record in the consolidated balance sheet for a substantial portion of its workers compensation and general and product liability losses. In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal and state income tax returns be recognized in the balance sheet. As the Company generally does not file their income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. SFAS No. 109 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference (see Note 5).

Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued have been estimated based on consultation with legal counsel and other experts and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes (see Note 9).

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and unrealized gains and losses from currency translation, marketable securities available for sale and minimum pension liability adjustments, net of tax attributes. The components of the Company’s comprehensive income (loss) and the effect on earnings for the three years ended December 31, 2002 are detailed in the accompanying consolidated statement of stockholder’s investment.

The balances of each classification, net of tax attributes, within accumulated other comprehensive loss as of December 31, 2002, 2001 and 2000 are as follows:

		Unrealized		Total
		Gains	Minimum	Accumulated
	Foreign	(Losses) on	Pension	Other
	Currency	Marketable	Liability	Comprehensive
	Translation	Securities	Adjustment	Loss
	(Amounts in thousands)

Balance December 31, 1999	$(8,420)	$125	$(3,527)	$(11,822)
Change during the period	(3,631)	(106)	(3,808)	(7,545)

Balance December 31, 2000	(12,051)	19	(7,335)	(19,367)
Change during the period	(4,444)	(91)	(15,823)	(20,358)

Balance December 31, 2001	(16,495)	(72)	(23,158)	(39,725)
Change during the period	5,250	(306)	(22,701)	(17,757)

Balance December 31, 2002	$(11,245)	$(378)	$(45,859)	$(57,482)

Foreign Currency Translation

The financial statements of subsidiaries outside the United States are generally measured using the foreign subsidiaries’ local currency as the functional currency. The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Net sales and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive loss included in stockholder’s investment in the accompanying consolidated balance sheet. Transaction gains and losses are recorded in selling, general and administrative expense and have not been material during any of the years ending December 31, 2002, 2001 and 2000.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, amended in 1999 by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 - Amendment of SFAS No. 133” and amended in June 2000 by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to SFAS No. 133” (combined “SFAS No. 133”). SFAS No. 133 requires that every derivative instrument (including certain derivative instruments embedded in other contracts) issued, acquired, or substantially modified after December 31, 1997 be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

In the first quarter of 2001, the Company adopted SFAS No. 133 by recording a liability of approximately $800,000 in its balance sheet at March 31, 2001, representing the fair value of the Company’s interest rate collar agreement at March 31, 2001. The cumulative effect of adopting this accounting method as of January 1, 2001 was not material. Interest expense in the Company’s consolidated statement of operations for the years ended December 31, 2002 and 2001 includes a non-cash reduction of expense of approximately $1,200,000 and a non-cash charge of approximately $1,200,000, respectively, related to the Company’s interest rate collar agreement, which was terminated in August 2002 (see Note 6).

Other New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company is currently evaluating the impact of adopting SFAS No. 143 on its consolidated financial statements.

SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS No. 145”), was issued in April 2002 and addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on extinguishment of debt that does not meet the criteria of APB 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The provisions of this statement related to the extinguishment of debt are effective for financial statements issued in fiscal years beginning after May 15, 2002 with early application encouraged. The Company plans to adopt SFAS No. 145 in January 1, 2003. Upon adoption of SFAS No. 145, all prior periods presented will be required to be restated. Accordingly, the Company’s $5,500,000 pre-tax extraordinary loss from debt retirement recorded in 2001 will be reclassified to earnings from continuing operations when the standard is adopted in 2003.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses the accounting and reporting for costs associated with exit or disposal activities, nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and substantially nullifies EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination” (“EITF 88-10”). SFAS No. 146 will impact, among other things, the accounting for certain costs associated with an exit or disposal activity as well as the timing of when such costs are recognized as liabilities and expenses. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 with early adoption permitted. Previously issued financial statements, including interim financial statements, cannot be restated. The Company will adopt SFAS No. 146 as of January 1, 2003. For the year ended December 31, 2002, the Company has accounted for exit and disposal activity in accordance with existing generally accepted accounting principles in the United States including EITF 94-3 and EITF 88-10 (see Note 12). Upon adoption, SFAS No. 146 is not expected to have any impact on exit and disposal activities initiated prior to January 1, 2003.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting” (“APB No. 28"). SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company accounts for stock-based compensation in accordance with APB No. 25. The Company has provided the required disclosures under SFAS No. 148 in Note 7.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45"). Along with new disclosure requirements, FIN 45 requires guarantors to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. This differs from the current practice to record a liability only when a loss is probable and reasonably estimable. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material effect on the Company’s results of operations or financial position. The Company has adopted the disclosure provisions as of December 31, 2002 (see Note 9).

2. RECAPITALIZATION TRANSACTION

On January 9, 2003, Nortek Holdings, the parent company of Nortek, was acquired by Kelso, and certain members of the Company’s management (the “Management Investors”) in accordance with the Agreement and Plan of Recapitalization by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. (“K Holdings”) dated as of June 20, 2002, as amended, (the “Recapitalization Agreement”) in a transaction valued at approximately $1.6 billion, including the assumption of certain indebtedness (the “Recapitalization”).

On January 8, 2003, at a special meeting of stockholders of Nortek Holdings, the stockholders approved the following amendments to the certificate of incorporation (the “Stockholder Approval”), which were required in connection with the terms of the Recapitalization Agreement:

  A new class of common stock, Class A Common Stock, par value $1.00 per share, of Nortek Holdings was created consisting of 19,000,000 authorized shares.

  At the time that the amendment to the certificate of incorporation became effective, each share of common stock, par value $1.00 per share and special common stock, par value $1.00 per share outstanding, was reclassified into one share of a new class of mandatorily redeemable common stock, Class B Common Stock, par value $1.00 per share, of Nortek Holdings consisting of 14,000,000 authorized shares.

  Class B Common Stock was required to be immediately redeemable for $46 per share in cash upon completion of the Recapitalization.

  The authorized number of shares of Series B Preference Stock, par value $1.00 per share, was increased to 19,000,000 authorized shares.

Following the Stockholder Approval, common stock and special common stock held by the Management Investors were exchanged for an equal number of newly created shares of Series B Preference Stock. In addition, certain options to purchase shares of common and special common stock held by the Management Investors were exchanged for fully vested options to purchase an equal number of shares of the newly created Class A Common Stock. The remaining outstanding options, including some held by Management Investors, were cancelled in exchange for the right to receive a single lump sum cash payment equal to the product of the number of shares of common stock or special common stock underlying the option and the amount by which the redemption price of $46 per share is greater than the per share exercise price of the option.

On January 9, 2003, in connection with the Recapitalization, Kelso purchased newly issued shares of Series B Preference Stock for approximately $355,923,000 and purchased shares of Series B Preference Stock held by the Management Investors for approximately $18,077,000. Newly issued Class A Common Stock of approximately $3,262,000 was purchased by designated third parties. Shares of Series B Preference Stock held by the Management Investors that were not purchased by Kelso were converted into an equal number of shares of Class A Common Stock. In addition, the Company declared and distributed to Nortek Holdings a dividend of approximately $120,000,000 and distributed approximately $27,900,000 for reimbursement of fees and expenses of Kelso, which were paid out of the Company’s unrestricted cash and cash equivalents on hand and were permissible under the most restrictive covenants with respect to the indentures of the Company’s 8 7/8% Senior Notes due 2008, 9 1/4% Senior Notes due 2007, 9 1/8% Senior Notes due 2007 and 9 7/8% Senior Subordinated Notes due 2011 (the “Existing Notes”).

Nortek Holdings used the proceeds from the purchase by Kelso of the newly issued Series B Preference Stock, Class A Common Stock and the dividend from Nortek to redeem Nortek Holdings’ Class B Common Stock and to cash out options to purchase common and special common stock totaling approximately $497,262,000.

In connection with the Recapitalization, K Holdings received a bridge financing letter from a lender for a senior unsecured term loan facility not to exceed $955,000,000 (the “Bridge Facility”). The Bridge Facility was intended to be used to fund, if necessary, any change in control offers the Company might have made in connection with the Recapitalization. The Company did not use this Bridge Facility because the structure of the Recapitalization did not require the Company to make any change of control offers. The commitment letter expired on January 31, 2003.

In January 2003, Nortek Holdings filed for the deregistration of its shares of common and special common stock under the Securities Exchange Act of 1934. Nortek Holdings’ shares of common and special common stock are no longer publicly traded. The Company will continue to file periodic reports with the SEC as required by the respective indentures of the Company’s Existing Notes.

Under the terms of one of the Company’s supplemental executive retirement plans, the Company was required to make one-time cash payments to participants in such plan in satisfaction of obligations under that plan when the Recapitalization was completed. Accordingly, the Company made a distribution of approximately $75,100,000 to the participants in the plan from funds included in the Company’s Consolidated Balance Sheet in long-term assets in Restricted investments and marketable securities held by pension trusts and transferred to one of the participants a life insurance policy with approximately $10,300,000 of cash surrender value to satisfy a portion of such participant’s obligation upon the Stockholder Approval.

The total amount of transaction fees and costs incurred by the Company and Kelso associated with the Recapitalization was approximately $44,500,000, including the $27,900,000 noted above, of which approximately $10,500,000 of advisory fees and expenses was paid to Kelso & Company L.P. A portion of these fees and expenses were recorded by the Company in selling, general and administrative expenses, since they were obligations of the Company prior to the Recapitalization, including approximately $6,600,000 during the year ended December 31, 2002. An additional amount of approximately $10,000,000 was recorded as expense in January 2003 since these fees and expenses became obligations of the Company upon consummation of the Recapitalization.

The Company and Nortek Holdings expect to account for the Recapitalization as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of Nortek Holdings and its subsidiaries based upon fair values as of the date of the Recapitalization. As allowed under SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances”, the Company expects to reflect all applicable purchase accounting adjustments recorded by Nortek Holdings in the Company’s Consolidated Financial Statements for all SEC filings covering periods subsequent to the Recapitalization.

The following presents the unaudited pro forma condensed consolidated balance sheet of the Company at December 31, 2002 and gives pro forma effect for the Recapitalization:

Pro Forma
December 31, 2002
(Amounts in thousands)
(Unaudited)

Assets

Cash and cash equivalents	$139,574
Accounts receivable, net	225,632
Inventories, net	190,206
Prepaid expenses and
other current assets	71,913

Total current assets	627,325

Property and equipment, net	266,993

Goodwill, including unallocated purchase price in excess
of net assets acquired	888,217
Intangible assets	109,915
Other long-term assets	21,818

Total long-term assets	1,019,950

$1,914,268

Liabilities and Stockholder’s Investment

Short-term debt and current maturities of long-term debt	$6,787
Accounts payable	126,400
Accrued expenses and taxes, net	174,346

Total current liabilities	307,533

Long-term debt	1,001,723
Other long-term liabilities	159,678
Deferred income taxes	4,497

Stockholder’s investment	440,837

$1,914,268

The unaudited pro forma condensed consolidated balance sheet as of December 31, 2002 has been prepared by adjusting the Company’s historical consolidated balance sheet to give effect to the Recapitalization as if it had occurred as of that date. The information contained in this unaudited pro forma condensed consolidated balance sheet has been prepared utilizing information available at the time that the Company’s Consolidated Financial Statements were prepared and is subject to refinement until all pertinent information has been obtained. The unaudited pro forma condensed consolidated balance sheet as of December 31, 2002 includes fair value adjustments for inventory, pension, debt and financing costs and their related deferred tax attributes. The excess of the purchase price over the historical basis of net assets and these fair value adjustments was recorded as goodwill. Property, plant and equipment, intangible assets and certain other assets and liabilities and related tax attributes have not been adjusted to fair value in the unaudited pro forma condensed consolidated balance sheet as of December 31, 2002 as pertinent information related to the fair value of these items has not yet been obtained or completed. Pertinent information not yet obtained or completed includes, among other items, intangible and property, plant and equipment third party appraisals, certain pension valuations and their related deferred tax attributes.

3. ACQUISITIONS

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company’s consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

On June 15, 2001, the Company acquired Senior Air Systems (“SAS”) from a wholly-owned subsidiary of Senior Plc. The acquired company is located in Stoke-on-Trent, England and manufactures and sells air conditioning equipment.

On July 3, 2000, the Company acquired Eaton-Williams Holdings Limited (“Eaton-Williams”), of Edenbridge, England. Eaton-Williams designs, manufactures, installs and services custom-made and standard air conditioning and humidification equipment. For its fiscal year-ended April 2, 2000, Eaton-Williams reported sales of approximately $41,000,000 (unaudited).

Pro forma results related to these acquisitions have not been presented as the effect is not material.

4. CASH FLOWS

Interest paid was $95,352,000, $102,406,000 and $93,562,000 in 2002, 2001 and 2000, respectively.

The fair value of the assets of the businesses acquired was approximately $1,950,000 and $27,010,000 in 2001 and 2000, respectively. Liabilities assumed or created from businesses acquired were approximately $50,000 and $16,961,000 in 2001 and 2000, respectively. Net cash paid for acquisitions was approximately $1,900,000 and $10,049,000 in 2001 and 2000, respectively. The Company had no acquisitions in 2002.

Significant non-cash financing and investing activities excluded from the accompanying consolidated statement of cash flows include capitalized lease additions of approximately $5,701,000 in 2000 and a decline of approximately $306,000, $91,000 and $106,000 in the fair market value of marketable securities available for sale for 2002, 2001 and 2000, respectively.

5. INCOME TAXES

The following is a summary of the components of earnings from continuing operations before provision for income taxes:

	For the Years Ended December 31,
	2002	2001	2000
	(Amounts in thousands)

Domestic	$73,300	$47,700	$54,900
Foreign	24,700	15,300	15,400

	$98,000	$63,000	$70,300

The following is a summary of the provision for income taxes from continuing operations included in the accompanying consolidated statement of operations:

	For the Years Ended December 31,
	2002	2001	2000
	(Amounts in thousands)

Federal income taxes
Current	$26,350	$22,000	$17,100
Deferred	(550)	(1,200)	7,000

	25,800	20,800	24,100
Foreign	10,500	8,000	6,600
State	2,700	1,500	1,200

	$39,000	$30,300	$31,900

Income tax payments, net of refunds, were approximately $49,879,000, $4,500,000 and $19,279,000 in 2002, 2001 and 2000, respectively.

The table that follows reconciles the federal statutory income tax rate of continuing operations to the effective tax rate of such earnings of approximately 39.8%, 48.1% and 45.4% in 2002, 2001 and 2000, respectively.

	For the Years Ended December 31,
	2002	2001	2000
	(Amounts in thousands)

Income tax provision from continuing operations at the
federal statutory rate	$34,300	$22,050	$24,605

Net change from statutory rate:
Amortization not deductible for income tax purposes	--	5,464	5,432
State income tax provision, net of federal income tax effect	1,755	975	780
Non-deductible expenses, net	789	(44)	701
Change in tax reserves, net	--	(898)	(456)
Tax effect resulting from foreign activities	479	1,602	987
Other, net	1,677	1,151	(149)

	$39,000	$30,300	$31,900

Effective tax rate %:

Income tax provision from continuing operations at the
federal statutory rate	35.0%	35.0%	35.0%

Net change from statutory rate:
Amortization not deductible for income tax purposes	--	8.7	7.7
State income tax provision, net of federal income tax effect	1.8	1.5	1.1
Non-deductible expenses, net	0.8	(0.1)	1.0
Change in tax reserves, net	--	(1.4)	(0.6)
Tax effect resulting from foreign activities	0.5	2.5	1.4
Other, net	1.7	1.9	(0.2)

	39.8%	48.1%	45.4%

The tax effect of temporary differences which give rise to significant portions of deferred income tax assets and liabilities as of December 31, 2002 and December 31, 2001 are as follows:

	December 31,
	2002	2001
	(Amounts in thousands)

Prepaid Income Tax Assets (classified current)
Arising From:
Accounts receivable	$3,947	$3,332
Inventories	1,093	1,549
Insurance reserves	7,087	7,567
Warranty accruals	5,197	3,897
Other reserves and assets, net	9,740	18,858

	$27,064	$35,203

Deferred Income Tax Assets (Liabilities)
(classified non-current)
Arising From:
Property and equipment, net	$(39,783)	$(39,799)
Intangible assets, net	(30,927)	(31,049)
Pension and other benefit accruals	42,219	25,512
Insurance reserves	5,697	4,627
Warranty accruals	6,189	6,489
Capital loss carryforward / net loss carryforward	8,877	8,975
Valuation allowances	(8,877)	(8,975)
Other reserves and assets, net	(5,020)	(4,701)

	$(21,625)	$(38,921)

The Company has established valuation allowances related to certain capital loss and foreign net operating loss carry-forwards. The Company has not provided United States income taxes or foreign withholding taxes on un-remitted foreign earnings, with the exception of its Hong Kong subsidiary, as they are considered permanently invested. In the fourth quarter of 2002, cumulative earnings of the Company’s Hong Kong subsidiary were permanently invested which resulted in a reduction in the tax provision of approximately $1,200,000 for previously provided United States income taxes no longer required. At December 31, 2002, the Company has approximately $22,700,000 of capital loss carry-forwards, which can be utilized to offset capital gains, if any, in future periods, which expire between 2003 and 2006. In addition, the Company has approximately $2,700,000 of foreign net operating loss carry-forwards that if utilized would offset future foreign tax payments.

6. NOTES, MORTGAGE NOTES AND OBLIGATIONS PAYABLE

Short-term bank obligations at December 31, 2002 and 2001 consist of the following:

	December 31,
	2002	2001
	(Amounts in thousands)

Secured lines of credit and bank advances of the
Company’s European subsidiaries	$3,338	$3,611
Secured lines of credit of the Company’s Canadian subsidiaries	--	2,637

Short-term bank obligations	$3,338	$6,248

These short-term bank obligations are secured by approximately $45,387,000 of accounts receivable, inventory and other assets, and have a weighted average interest rate of approximately 3.7% at December 31, 2002.

Notes, mortgage notes and obligations payable, included in the accompanying consolidated balance sheet at December 31, 2002 and 2001, consist of the following:

	December 31,
	2002	2001
	(Amounts in thousands)

8 7/8% Senior Notes due 2008 (“8 7/8% Notes”), net of unamortized
original issue discount of $501,000 and $567,000	$209,499	$209,433
9 1/4% Senior Notes due 2007 (“9 1/4% Notes”), net of unamortized
original issue discount of $541,000 and $642,000	174,459	174,358
9 1/8% Senior Notes due 2007 (“9 1/8% Notes”), net of unamortized
original issue discount of $1,450,000 and $1,688,000	308,550	308,312
9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”), net
of unamortized original issue discount of $2,461,000 and $2,637,000	247,539	247,363
Senior Secured Credit Facility	--	--
Ply Gem credit facility	--	53,422
Mortgage notes payable	25,903	27,304
Other	21,131	28,780

	987,081	1,048,972
Less amounts included in current liabilities	3,449	58,202

	$983,632	$990,770

On July 25, 2002, the Company entered into a $200,000,000 Senior Secured Credit Facility (the “Senior Secured Credit Facility”), which is syndicated among several banks. The Senior Secured Credit Facility is secured by substantially all of the Company’s accounts receivable and inventory, as well as certain intellectual property rights, and permits borrowings up to the lesser of $200,000,000 or the total of 85% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The outstanding principal balances under the Senior Secured Credit Facility accrue interest at the Company’s option at either LIBOR plus a margin ranging from 2.0% to 2.5% or the banks’ prime rate plus a margin ranging from 0.5% to 1.0% depending upon the excess available borrowing base, as defined, and the timing of the borrowing as the margin rates will be adjusted quarterly. In addition, the Company pays an unused line fee of between 0.375% and 0.5% on the excess available borrowing capacity, as defined. The Senior Secured Credit Facility includes customary limitations and covenants, but does not require the Company to maintain any financial covenant unless the excess available borrowing base, as defined, is less than $40,000,000 in which case the Company would be required to maintain, on a trailing four quarter basis, a minimum level of $175,000,000 of earnings before interest, taxes, depreciation and amortization, as defined. On July 25, 2002, proceeds from the Senior Secured Credit Facility were used to refinance the remaining approximately $42,700,000 due on the Ply Gem credit facility and provide for letters of credit totaling approximately $24,800,000, which were previously issued under the Ply Gem credit facility. In addition, the Company refinanced approximately $3,800,000 of subsidiary debt. At December 31, 2002 there were no outstanding borrowings under the Senior Secured Credit Facility.

In June 2001, the Company sold $250,000,000 principal amount of its 9 7/8% Senior Subordinated Notes due 2011 ("9 7/8% Notes”) at a discount of approximately $2,727,500 which is being amortized over the life of the issue. Net proceeds from the sale of the 9 7/8% Notes, after deducting underwriting commissions and expenses amounted to approximately $241,800,000 and a portion of such proceeds was used to redeem, on July 11, 2001, approximately $204,822,000 principal amount of the Company’s 9 7/8% Senior Subordinated Notes due 2004 (which notes were called for redemption on June 13, 2001), plus an approximate $2,900,000 redemption premium thereon and approximately $7,400,000 of accrued interest thereon. As a result of this redemption, the Company recorded a pre-tax extraordinary loss of approximately $5,500,000 in the third quarter of 2001. As discussed in Note 1, SFAS No. 145 provides new guidance with respect to the classification of gains or losses on debt extinguishments once adopted. For the year-ended December 31, 2001, the Company incurred approximately $1,250,000 of duplicative interest expense, net of interest income, since the redemption of the 9 7/8% Senior Subordinated Notes due 2004 did not occur on the same day as the financing.

The indentures and other agreements governing the Company and its subsidiaries’ indebtedness (including the indentures for the 8 7/8% Notes, the 9 1/8% Notes and the 9 1/4% Notes (collectively, the “Senior Notes”), 9 7/8% Notes and the Senior Secured Credit Facility) contain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, repurchase of the Company’s capital stock and the making of certain other restricted payments, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indentures and other agreements). Upon certain asset sales (as defined in the indentures), the Company will be required to offer to purchase, at 100% principal amount plus accrued interest to the date of purchase, Senior Notes in a principal amount equal to any net cash proceeds (as defined in the indentures) that are not invested in properties and assets used primarily in the same or related business to those owned and operated by the Company at the issue date of the Senior Notes or at the date of such asset sale and such net cash proceeds were not applied to permanently reduce Senior Indebtedness (as defined in the indentures). At February 28, 2003, after the payment of a dividend and other restricted payments associated with the Recapitalization, approximately $2,800,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company’s most restrictive Indenture (see Note 7).

The Company’s Ply Gem subsidiary had a credit facility with a syndicate of banks, which provided Ply Gem with a term loan and a letter of credit facility and was collateralized by the common stock, inventory and accounts receivable of Ply Gem’s principal subsidiaries. The term loan was repaid in full during 2002, which included approximately $42,700,000 that was refinanced with proceeds from the Senior Secured Credit Facility. Interest on borrowings was at varying rates based, at Ply Gem’s option, on (a) the London Interbank Offered Rate (LIBOR) plus a spread or (b) the higher of (i) .5% above the federal funds rate or (ii) the bank’s prime rate. Ply Gem paid a facility fee quarterly which fluctuated between .20% and .30% of the aggregate principal amount available under the facility. The average weighted interest rates on the credit facility for the period from January 1, 2002 to July 25, 2002 and the year ended December 31, 2001 were 2.4% and 4.8%, respectively.

The Company through its Ply Gem subsidiary had a $45,000,000 interest rate collar agreement to lock in the interest rate on the Ply Gem credit facility between a floor of 5.76% and a cap of 7%, which terminated on August 27, 2002. The fair value of the liability related to the interest rate collar agreement was approximately $1,200,000 at December 31, 2001.

Mortgage notes payable of approximately $25,903,000 outstanding at December 31, 2002 include various mortgage notes and other related indebtedness payable in installments through 2025. These notes bear interest at rates ranging from approximately 1.6% to 9.4% and are collateralized by property and equipment with an aggregate net book value of approximately $35,071,000 and letters of credit of approximately $15,575,000 at December 31, 2002.

Other obligations of approximately $21,131,000 outstanding at December 31, 2002 include borrowings relating to equipment purchases, notes payable issued for acquisitions and other borrowings bearing interest at rates primarily ranging from 1.9% to 10.7% and maturing at various dates through 2017. Approximately $13,983,000 of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $18,182,000 at December 31, 2002.

The table that follows is a summary of maturities of all of the Company’s debt obligations, excluding unamortized debt discount of approximately $4,953,000, due after December 31, 2003:

(Amounts in thousands)

2004	$7,069
2005	2,694
2006	1,915
2007	486,514
Thereafter	490,393

Approximately $28,545,000 of letters of credit have been issued as additional security for approximately $28,230,000 of industrial revenue bonds and capital leases outstanding (included in mortgage notes payable and other in the table of notes, mortgage notes and obligations payable above) at December 31, 2002 relating to several of the Company’s manufacturing facilities.

7. COMMON STOCK, SPECIAL COMMON STOCK, STOCK OPTIONS AND DEFERRED COMPENSATION

In connection with the Nortek Holdings Reorganization on November 20, 2002, the Company became a wholly-owned subsidiary of Nortek Holdings as each outstanding share of capital stock of the Company was converted into an identical share of capital stock of Nortek Holdings with Nortek Holdings receiving 100 shares of the Company’s common stock. As a result of the Nortek Holdings Reorganization, the Company’s previously outstanding common stock and treasury stock balances were reclassified to additional paid-in capital to reflect the Company’s new capital structure as shown in the accompanying consolidated statement of stockholder’s investment for the year ended December 31, 2002.

As of December 31, 2002, the Company is authorized to issue 100 shares of $0.01 par value common stock, of which 100 shares are issued and outstanding.

On January 9, 2003, the Company declared and distributed to Nortek Holdings a cash dividend of approximately $120,000,000 and distributed approximately $27,900,000 for reimbursement of fees and expenses of Kelso as contemplated by the Recapitalization (see Note 2).

Prior to the Nortek Holdings Reorganization, each share of the Company’s special common stock had 10 votes on all matters submitted to a stockholder vote, except that the holders of Common Stock, voting separately as a class, had the right to elect 25% of the directors to be elected at a meeting, with the remaining 75% being elected by the combined vote of both classes. Shares of the Company’s special common stock were generally non-transferable, but were freely convertible on a share-for-share basis into shares of the Company’s common stock.

Prior to the Nortek Holdings Reorganization, the Company had a shareholder rights plan which expired March 31, 2006. Each shareholder right entitled shareholders to buy 1/100 of a share of a new series of preference stock of Nortek at an exercise price of $72 per share, subject to adjustments for stock dividends, splits and similar events. The rights, which were never exercisable, were attached to each share of the Company’s common stock. Nortek Holdings assumed the shareholder rights plan in connection with the Nortek Holdings Reorganization.

Prior to the Nortek Holdings Reorganization, the Company had several Equity and Cash Incentive Plans, which provided for the granting of options and other awards to certain officers, employees and non-employee directors of the Company. The Company also had a cash incentive program for certain key employees under the 1999 Equity and Cash Incentive Plan and the 1999 Equity Performance Plan based on the performance of the Company’s stock price. During 2002, approximately $4,400,000 was paid to the participants in the plan under this cash incentive program and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2002. No amounts were required to be paid under the cash incentive program in prior years. Options that were granted under the Equity and Cash Incentive Plans vested over periods ranging up to five years and expired ten years from the date of grant. As of the date of the Nortek Holdings Reorganization, Nortek Holdings assumed and was assigned each of the plans and the Company no longer has any stock-based compensation programs for the granting of options or other awards. Certain officers, employees, consultants and directors of the Company and its subsidiaries, however, are recipients of stock option awards in the stock of the Company’s Parent, Nortek Holdings.

The table that follows summarizes the Company’s common and special common stock option transactions, including options for shares in Nortek Holdings (“Options”), for the three years ended December 31, 2002:

			Weighted
			Average
	Number	Option Price	Exercise
	Of Shares	Per Share	Price

Options outstanding at
December 31, 1999	1,501,613	$8.75 - $33.06	$24.11
Granted	561,450	20.44 - 21.63	21.56
Exercised	(1,750)	8.75 - 21.63	10.59
Canceled	(20,650)	21.63 - 30.38	26.75

Options outstanding at
December 31, 2000	2,040,663	$8.75 - $33.06	$23.39
Granted	33,100	20.25 - 27.65	24.30
Exercised	(65,954)	8.75 - 22.94	21.45
Canceled	(24,000)	21.63 - 27.65	23.07

Options outstanding at
December 31, 2001	1,983,809	$8.75 - $33.06	$23.47
Granted	133,300	26.33 - 44.16	26.44
Exercised	(28,963)	20.44 - 22.94	21.79
Canceled	(2,600)	21.63 - 22.94	21.93

Options outstanding at
December 31, 2002	2,085,546	$8.75 - 44.16	$23.69

As of December 31, 2002, 1,047 Options, all of which were exercisable, had an exercise price of $8.75 and a weighted average remaining contractual life of 1 year. 173,849 Options, all of which were exercisable, had an exercise price of $14.75 and a remaining contractual life of 3 years. 1,516,150 Options, 1,379,929 of which were exercisable, had exercise prices ranging between $19.50 and $27.65 with a weighted average exercise price of $23.12 and a remaining contractual life ranging between 1 to 9 years. 393,700 Options, all of which were exercisable, had exercise prices ranging between $29.56 and $33.06, with a weighted average exercise price of $29.82 and a remaining contractual life ranging between 5 to 7 years. The remaining 800 Options, none of which were exercisable, had an exercise price of $44.16 and a weighted average remaining contractual life of 9 years.

Upon completion of the Recapitalization on January 9, 2003, all options became fully vested and all options for shares of common stock and special common stock of Nortek Holdings that were rolled-over, were exchanged for stock options to purchase an equal number of shares of Class A Common Stock of Nortek Holdings at the same price per share. Such rolled-over options will expire on January 9, 2013.

At December 31, 2002, 2001 and 2000, 1,948,525, 1,854,411 and 1,789,257, respectively, of Options to acquire shares of common and special common stock were exercisable. As defined by the stock option plans, all Options vested in full as of the date of the Recapitalization.

The Company accounts for stock options granted to employees using the intrinsic value method pursuant to the provisions of APB Opinion No. 25, under which no compensation cost has been recognized since the options were granted with exercise prices equal to the fair market value of the common stock at the date of grant. Accordingly, the table below presents pro forma information for the years ended December 31, 2002, 2001 and 2000 as if the fair value method of SFAS 123 had been applied for each of those years. The Company estimates the fair value of each option grant as of the date of the grant using the Black-Scholes option pricing model based upon the indicated assumptions.

	For the Years Ended December 31,
	2002	2001	2000
	(Amounts in thousands except percentages)

Net earnings from continuing
operations, as reported	$59,000	$32,700	$38,400
Pro forma employee stock
compensation, net of tax	(1,300)	(1,000)	(4,300)

Pro forma net earnings from
continuing operations	$57,700	$31,700	$34,100

Net earnings, as reported	$62,500	$8,000	$41,600
Pro forma employee stock
compensation, net of tax	(1,300)	(1,000)	(4,300)

Pro forma net earnings	$61,200	$7,000	$37,300

Pro forma weighted average
fair value of options as of the
grant date	$10.67	$8.98	$9.78

Risk-free interest rate	Between	Between	Between
	4.29% and 4.54%	4.33% and 4.87%	6.56% and 6.70%

Expected life	5 years	5 years	5 years

Expected volatility	38%	40%	40%

Expected dividend yield	0%	0%	0%

8. PENSION, PROFIT SHARING AND OTHER POST RETIREMENT BENEFITS

The Company and its subsidiaries have various pension, supplemental retirement plans for certain officers, profit sharing and other post retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $21,300,000 in 2002, $16,100,000 in 2001 and $13,500,000 in 2000. The Company’s policy is to fund currently the actuarially determined annual contribution of its various qualified defined benefit plans.

The table that follows provides a reconciliation of benefit obligations, plan assets and funded status of the plans in the Company’s accompanying consolidated balance sheet at December 31, 2002 and 2001:

	Pension Benefits
	2002	2001
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at October 1,	$199,968	$169,612
Service cost	2,940	2,402
Interest cost	13,247	12,423
Plan participant contributions	446	409
Amendments	302	11,190
Actuarial loss (gain) due to exchange rate	2,491	(576)
Actuarial loss excluding assumption changes	30,984	5,755
Actuarial loss due to assumption changes	17,023	12,407
Benefits and expenses paid	(14,385)	(13,654)

Benefit obligation at September 30,	$253,016	$199,968

Change in plan assets:
Fair value of plan assets at October 1,	$115,251	$138,235
Actual return on plan assets	(4,457)	(14,058)
Actuarial gain (loss) due to exchange rate	1,676	(511)
Employer contribution	7,436	4,830
Plan participant contributions	446	409
Benefits and expenses paid	(14,385)	(13,654)

Fair value of plan assets at September 30,	$105,967	$115,251

Funded status and statement of financial position:
Fair value of plan assets at September 30,	$105,967	$115,251
Benefit obligation at September 30,	(253,016)	(199,968)

Funded status	(147,049)	(84,717)
Amount contributed during fourth quarter	66	4,458
Unrecognized actuarial loss	94,700	40,441
Unrecognized prior service cost	22,914	18,721

Accrued benefit cost	$(29,369)	$(21,097)

Amount recognized in the statement of financial position consists of:
(a) Accrued benefit liabilities	$(116,600)	$(75,179)
(b) Intangible pension asset	15,981	18,455
(c) Accumulated other comprehensive loss before tax benefit	71,250	35,627

Accrued benefit cost	$(29,369)	$(21,097)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were approximately $253,016,000, $222,576,000 and $105,967,000, respectively, as of December 31, 2002 and $199,968,000, $194,146,000 and $115,251,000, respectively, as of December 31, 2001.

Plan assets primarily consist of cash and cash equivalents, common stock (including 283,063 shares of the Company’s common stock and special common stock with a fair market value of approximately $12,248,000 at September 30, 2002), U.S. Government securities, corporate debt and mutual funds, as well as other investments, and include certain commingled funds. At December 31, 2002 and 2001, the Company has recorded as long-term restricted investments and marketable securities held by pension trusts (including related party amounts), in the accompanying consolidated balance sheet, approximately $76,500,000 and $73,600,000, respectively, which have been contributed to trusts. These assets are not included in the amount of fair value of plan assets at September 30 in the above table but are available to fund certain of the benefit obligations included in the table above relating to supplemental retirement plans. Under the terms of one of the Company’s supplemental executive retirement plans, the Company was required to make one-time distributions to participants in such plan in satisfaction of obligations under that plan upon a change of control, as defined. Accordingly, upon completion of the Recapitalization, this plan was terminated and the Company made distributions of approximately $75,100,000 to the participants in the plan and transferred to one of the participants a life insurance policy with approximately $10,300,000 of cash surrender value to satisfy a portion of such participant’s obligation. Assets of the related pension trust were used to pay the amounts due to plan participants. As a result of the plan termination and settlement of participant benefit obligations, the Company will record in January 2003 a curtailment loss of approximately $65,800,000. During 2001 and 2000, this pension trust loaned funds to certain officers of the Company who have fully vested retirement benefits in such plans. At December 31, 2002, approximately $34,622,000 of notes receivable from these officers, consisting of $11,500,000 of notes receivable, bearing interest at 6.75% and maturing in 2015, $16,800,000 of notes receivable, bearing interest at 5.43% and maturing in 2016 and $6,322,000 of notes receivable, bearing interest at 5.57% and maturing in 2016, are included in restricted investments and marketable securities held by pension trusts in the Company’s accompanying consolidated balance sheet. The notes receivable from these officers were repaid in full in 2003 in connection with the Recapitalization.

The weighted average rate assumptions used in determining pension, supplemental retirement plans and post retirement costs and the projected benefit obligation are as follows:

	For the Years ended December 31,
	2002	2001	2000

Discount rate for projected benefit obligation	6.25%	7.00%	7.75%
Discount rate for pension costs	7.00%	7.75%	7.50%
Expected long-term average return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

The actuarial loss excluding assumption changes increased approximately $25,229,000 between December 31, 2001 and December 31, 2002 primarily due to actual compensation increases in excess of historical estimates in the Company’s supplemental retirement plans. On January 9, 2003, one of the Company’s supplemental retirement plans was terminated and the Company recorded a curtailment loss (see above).

The Company’s net periodic benefit cost for its defined benefit plans for 2002, 2001, and 2000 consist of the following components:

	For the Years ended December 31,
	2002	2001	2000
	(Amounts in thousands)

Service cost	$2,940	$2,402	$2,021
Interest cost	13,247	12,423	11,360
Expected return on plan assets	(9,406)	(11,074)	(10,332)
Amortization of prior service cost	2,860	1,419	1,555
Recognized actuarial loss	1,930	1,471	1,411
Settlement loss	--	1,921	--

Net periodic benefit cost	$11,571	$8,562	$6,015

The table that follows provides a reconciliation of the benefit obligations, plan assets and funded status of the Company’s post retirement health benefit plans included in the accompanying consolidated balance sheet at December 31, 2002 and 2001:

	Non-pension
	Post Retirement
	Health Benefits
	2002	2001
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at October 1,	$26,257	$20,486
Service cost	352	285
Interest cost	2,148	1,509
Plan participant contributions	129	91
Amendments	2,686	--
Actuarial loss excluding assumption changes	3,735	1,440
Actuarial loss due to assumption changes	6,417	4,170
Benefits and expenses paid	(1,550)	(1,724)

Benefit obligation at September 30,	$40,174	$26,257

Change in plan assets:
Fair value of plan assets at October 1,	$--	$--
Employer contribution	1,421	1,633
Plan participant contributions	129	91
Benefits and expenses paid	(1,550)	(1,724)

Fair value of plan assets at September 30,	$--	$--

Funded status and statement of financial position:
Fair value of plan assets at September 30,	$--	$--
Benefit obligation at September 30,	(40,174)	(26,257)

Funded status	(40,174)	(26,257)
Amount contributed during fourth quarter	343	388
Unrecognized actuarial loss	18,607	9,216
Unrecognized prior service cost	2,633	257

Accrued benefit cost	$(18,591)	$(16,396)

The Company’s net periodic benefit cost for its subsidiary’s Post Retirement Health Benefit Plan for 2002, 2001 and 2000 consists of the following components:

	For the Years ended December 31,
	2002	2001	2000
	(Amounts in thousands)

Service cost	$352	$285	$236
Interest cost	2,148	1,509	1,293
Amortization of prior service cost	310	52	9
Recognized actuarial loss	760	149	--

Net periodic post retirement health benefit cost	$3,570	$1,995	$1,538

For purposes of calculating the post retirement health benefit cost, a medical inflation rate of 12% was assumed for 2002. The rate was assumed to decrease gradually to an ultimate rate of 5.5% by 2010.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement health benefit plan. A one-percentage-point change in assumed health care cost trend rate would have the following effect:

	Decrease Trend 1%	Increase Trend 1%
	(Amounts in thousands)

Effect on the total service and interest cost components	$(287)	$346
Effect on the post retirement benefit obligation	$(4,547)	$5,467

9. COMMITMENTS AND CONTINGENCIES

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

At December 31, 2002, the Company and its subsidiaries are obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations. Future minimum rental obligations aggregate approximately $82,830,000 at December 31, 2002. The obligations are payable as follows:

Year ended December 31,	Amount

2003	$17,540,000
2004	11,476,000
2005	9,401,000
2006	7,590,000
2007	6,200,000
Thereafter	30,623,000

Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Rental expense charged to operations in the accompanying consolidated statement of operations was approximately $22,000,000, $20,400,000 and $19,300,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Under certain of these lease agreements, the Company or its subsidiaries are also obligated to pay insurance and taxes.

The Company and its subsidiaries have guaranteed certain obligations of various third parties that aggregate approximately $37,500,000 at December 31, 2002. Approximately $29,700,000 relates to Ply Gem’s guarantee of rental payments through June 30, 2016 under a facility leased by SNE, which was sold on September 21, 2001 (see Note 10). The buyer of SNE has provided certain indemnifications and other rights to Ply Gem for any payments that it might be required to make pursuant to this guarantee. Should the buyer of SNE cease making payments then Ply Gem may be required to make payments on its guarantees. Approximately $3,500,000 relates to Ply Gem’s guarantee of lease payments through approximately March 18, 2008 for truck and equipment leases entered into by SNE. Should the buyer of SNE cease making payments on this lease, Ply Gem may be required to make payments on its guarantee. Approximately $4,300,000 relates to guarantees of the remaining principal and interest balances of mortgages of a third party on certain buildings, one of which houses the Company’s corporate headquarters. These guarantees expire on December 31, 2020 and are payable in the event of non-payment of the mortgage. These guarantees are collateralized by the buildings to which the mortgages relate and any liability to the Company would first be reduced by the Company’s pro-rata share of proceeds received on the sale of the buildings. The Company does not anticipate incurring any loss under these guarantees and accordingly has not recorded any liabilities at December 31, 2002 in the accompanying consolidated balance sheet in accordance with accounting principles generally accepted in the United States.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities in relation to these indemnifications of approximately $27,100,000 at December 31, 2002.

The Company sells a number of products and offers a number of warranties including in some instances, extended warranties. The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold. The Company estimates the costs that may be incurred under its warranties, with the exception of extended warranties, and records a liability for such costs at the time of sale. Proceeds received from extended warranties are amortized over the life of the warranty and reviewed to ensure that the liability recorded is equal to or greater than estimated future costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities (see Note 12) during the years ended December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
	(Amounts in thousands)

Balance, beginning of period	$33,447	$32,290
Warranties provided during period	18,020	18,340
Settlements made during period	(16,562)	(17,205)
Changes in liability estimates, including expirations	481	22

Balance, end of period	$35,386	$33,447

The Company is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned, including litigation concerning a commercial airline fatal accident. The Company has used various substances in its products and manufacturing operations which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

A former subsidiary of the Company is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products. A subsidiary of the Company has indemnified the buyer of the former subsidiary for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage. Many of the lawsuits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries. The Company and the former subsidiary continue to vigorously defend the remaining suits. Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products. The Company and the former subsidiary have engaged in coverage litigation with certain insurers and have settled coverage claims with several of the insurers. The Company believes that the remaining coverage disputes will be resolved on a satisfactory basis and additional coverage will be available. In reaching this belief, the Company analyzed insurance coverage and the status of the coverage litigation, considered the history of settlements with primary and excess insurers and consulted with counsel. The Company has recorded liabilities of approximately $8,440,000 at December 31, 2002 for the estimated costs to resolve these outstanding matters. The Company has also recorded receivables at December 31, 2002 of approximately $5,011,000 for the estimated recoveries which are deemed probable of collection related to insurance litigation matters discussed above.

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of the Company’s control.

10. DISCONTINUED OPERATIONS

On November 22, 2002 Ply Gem sold the capital stock of its subsidiary Richwood Building Products, Inc. (“Richwood”) for approximately $8,500,000 of net cash proceeds and recorded a pre-tax loss of approximately $3,000,000 in the fourth quarter of 2002. The operating results of Richwood were previously included in Windows, Doors and Siding Products in the Company’s segment reporting. As required by SFAS No. 142, the Company allocated $4,200,000 of goodwill to Richwood in connection with the determination of the loss on sale based upon the relative fair value of Richwood to the total fair value of the Windows, Doors and Siding operating segment. The related goodwill amortization prior to January 1, 2002 and goodwill have been included in the results of discontinued operations and assets of discontinued operations, respectively, for all periods presented below, as required.

On April 2, 2002, Ply Gem sold the capital stock of its subsidiary Hoover Treated Wood Products, Inc. (“Hoover”) for approximately $20,000,000 of net cash proceeds and recorded a pre-tax gain of approximately $5,400,000 in the second quarter of 2002. The operating results of Hoover were previously included in Other in the Company’s segment reporting. Approximately $8,500,000 of the cash proceeds was used to pay down outstanding debt under the Company’s Ply Gem credit facility in the second quarter of 2002.

On September 21, 2001, Ply Gem sold the capital stock of Peachtree Doors and Windows, Inc. (“Peachtree”) and SNE Enterprises, Inc. (“SNE”) for approximately $45,000,000 in cash, and recorded a pre-tax loss on the sale of approximately $34,000,000 in the third quarter of 2001, including the write off of approximately $11,700,000 of unamortized intangible assets. Peachtree and SNE were previously part of the Windows, Doors and Siding Products Segment. A portion of the cash proceeds was used to pay down approximately $20,500,000 of outstanding debt under the Company’s Ply Gem credit facility.

The sale of these subsidiaries and their related operating results have been excluded from earnings from continuing operations and are classified as discontinued operations for all periods presented.

The table that follows presents a summary of the results of discontinued operations for the years ended December 31, 2002, 2001 and 2000:

	For the Years Ended December 31,
	2002	2001	2000
	(Amounts in thousands)

Net sales	$25,500	$305,800	$422,600

Earnings (loss) before provision (benefit) for income taxes	2,800	(1,400)	5,300
Provision (benefit) for income taxes	1,100	(300)	2,100

Earnings (loss) from discontinued operations	1,700	(1,100)	3,200

Gain (loss) on sale of discontinued operations	2,400	(34,000)	--
Tax provision (benefit) on sale of discontinued operations	600	(14,000)	--

	1,800	(20,000)	--

Earnings (loss) from discontinued operations	$3,500	$(21,100)	$3,200

Depreciation and amortization expense	$831	$5,247	$6,780

The table that follows presents a breakdown of the major components of assets and liabilities of discontinued operations as of December 31, 2001:

December 31, 2001
(Amounts in thousands)

Assets:
Accounts receivable, less allowances of $151,000	$2,304
Inventories	9,802
Property and equipment, net	10,128
Goodwill, less accumulated amortization of $520,000	4,200
Other assets	908

Total assets of discontinued operations	$27,342

Liabilities:
Accounts payable	$2,533
Accrued expenses	1,495
Deferred income taxes	1,046
Other liabilities	107

Total liabilities of discontinued operations	$5,181

11. OPERATING SEGMENT INFORMATION AND CONCENTRATION OF CREDIT RISK

The Company is a diversified manufacturer of residential and commercial building products, which is organized within three principal operating segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Products Segment. Individual subsidiary companies are included in each of the Company’s three principal operating segments based on the way the chief operating decision maker manages the business and on the similarity of products, production processes, customers and expected long-term financial performance. In the tables below, Other includes corporate related items, intersegment eliminations and certain income and expense items not allocated to reportable segments.

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, DIY and professional remodeling and renovation markets. The principal products sold by the Segment include, kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units), indoor air quality products, bath cabinets, radio intercoms and central vacuum systems. The Air Conditioning and Heating Products Segment principally manufactures and sells heating, ventilating and air conditioning (“HVAC”) systems for custom-designed commercial applications and for manufactured and site-built residential housing. The Windows, Doors and Siding Products Segment principally manufactures and distributes, for use in the residential construction, DIY and professional renovation markets: (i) vinyl siding, skirting, soffit and accessories, (ii) vinyl and aluminum clad windows, (iii) vinyl patio and steel entry doors and sunrooms, (iv) vinyl fencing, railing and decking, (v) composite decking and railing and (vi) aluminum trim coil, soffit and accessories.

On November 22, 2002, the Company sold the capital stock of Richwood. On April 2, 2002, the Company sold the capital stock of Hoover. On September 21, 2001, the Company sold the capital stock of Peachtree and SNE. Accordingly, the results of Hoover, which were previously part of the Other Segment, and Richwood, Peachtree and SNE, which were previously part of the Windows, Doors and Siding Products Segment, have been excluded from earnings from continuing operations and classified separately as discontinued operations for all periods presented (see Notes 1 and 10). Accordingly the segment information presented below excludes Hoover, Richwood, Peachtree and SNE for all periods.

The accounting policies of the segments are the same as those described in Note 1 Summary of Significant Accounting Policies. The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. Intersegment net sales and intersegment eliminations are not material for any of the periods presented. The income statement impact of all purchase accounting adjustments, including goodwill and intangible assets amortization, is reflected in the operating earnings of the applicable operating segment. Unallocated assets consist primarily of cash and cash equivalents, marketable securities, prepaid and deferred income taxes, deferred debt expense and long-term restricted investments and marketable securities.

In accordance with the adoption of SFAS No. 142 in 2002, the Company allocated all goodwill and intangible assets previously included in unallocated assets to the Company’s operating segments. Accordingly, the amounts for all prior periods have been reclassified to conform to the 2002 presentation.

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for each of the three years in the period ended December 31, 2002.

	For the Years Ended December 31,
	2002	2001	2000
	(Amounts in thousands)

Net Sales:
Residential Building Products	$729,566	$660,008	$667,394
Air Conditioning and Heating Products	654,559	633,772	630,049
Windows, Doors and Siding Products	504,167	481,595	474,789

Consolidated net sales	$1,888,292	$1,775,375	$1,772,232

Operating Earnings (Loss):
Residential Building Products	$122,863	$93,708	$90,869
Air Conditioning and Heating Products	61,461	53,801	74,812
Windows, Doors and Siding Products	70,648	45,023	23,998

Subtotal	254,972	192,532	189,679

Unallocated:
Recapitalization fees and expenses	(6,600)	--	--
Re-audit fees and expenses	(2,100)	--	--
1999 equity performance plan incentive	(4,400)	--	--
Strategic Sourcing expense	(3,700)	(6,100)	--
Gain on death benefit life insurance	--	3,200	--
Other, net	(51,004)	(35,385)	(29,584)

Consolidated operating earnings	187,168	154,247	160,095

Interest expense	(96,634)	(101,898)	(97,395)
Investment income	7,466	10,651	7,600

Earnings from continuing operations before
provision for income taxes	$98,000	$63,000	$70,300

	December 31,
	2002	2001	2000
	(Amounts in thousands)

Segment Assets:
Residential Building Products	$543,701	$531,871	$554,082
Air Conditioning and Heating Products	256,965	265,395	270,512
Windows, Doors and Siding Products	543,146	549,421	558,791

	1,343,812	1,346,687	1,383,385

Unallocated:
Cash, cash equivalents and marketable securities	299,144	259,966	149,316
Prepaid income taxes	27,064	35,203	41,545
Assets of discontinued operations	--	27,342	156,592
Other assets	150,924	150,716	105,974

Consolidated assets	$1,820,944	$1,819,914	$1,836,812

	For the Years Ended December 31,
	2002	2001	2000
	(Amounts in thousands)

Depreciation and Amortization Expense:
Residential Building Products	$15,564	$22,911	$20,327
Air Conditioning and Heating Products	13,160	13,798	12,153
Windows, Doors and Siding Products	13,850	20,823	19,862
Other	615	633	655

Consolidated depreciation and amortization expense	$43,189	$58,165	$52,997

Amortization of Goodwill included in
Depreciation and Amortization Expense:
Residential Building Products	$--	$7,401	$7,446
Air Conditioning and Heating Products	--	1,317	1,381
Windows, Doors and Siding Products	--	7,556	7,558

Consolidated goodwill amortization expense	$--	$16,274	$16,385

Capital Expenditures:
Residential Building Products	$9,551	$14,412	$9,844
Air Conditioning and Heating Products	9,335	11,165	13,958
Windows, Doors and Siding Products	9,397	13,819	6,206
Other	209	1,564	207

Consolidated capital expenditures	$28,492	$40,960	$30,215

The following table presents a summary of the activity in goodwill by operating segment for the years ended December 31, 2002 and 2001:

		Air	Windows,
	Residential	Conditioning	Doors and
	Building	and Heating	Siding	Consolidated
	Products	Products	Products	Nortek
	(Amounts in thousands)

Balance December 31, 2000	$260,399	$42,500	$275,217	$578,116
Amortization expense	(7,401)	(1,317)	(7,556)	(16,274)
Impact of foreign currency translation	(916)	(318)	72	(1,162)
Purchase accounting adjustments	(184)	(6,367)	(380)	(6,931)

Balance December 31, 2001	$251,898	$34,498	$267,353	$553,749
Impact of foreign currency translation	(15)	357	46	388
Purchase accounting adjustments	403	23	(3,401)	(2,975)

Balance December 31, 2002	$252,286	$34,878	$263,998	$551,162

Purchase accounting adjustments relate principally to final revisions resulting from the completion of third party appraisals and adjustments to deferred income taxes that impact goodwill.

Foreign net sales were approximately 16.3%, 15.1% and 12.6% of consolidated net sales for the years ended December 31, 2002, 2001 and 2000, respectively. Foreign Long-Lived Assets were approximately 8.9%, 8.5% and 8.6% of consolidated Long-Lived Assets for the years ended December 31, 2002, 2001 and 2000, respectively. Foreign net sales are attributed based on the location of the Company’s subsidiary responsible for the sale. As required, Long-Lived Assets exclude financial instruments and deferred income taxes.

No single customer accounts for 10% or more of consolidated net sales or accounts receivable.

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions. At December 31, 2002, the Company had no significant concentrations of credit risk.

12. ACCRUED EXPENSES AND TAXES, NET

Accrued expenses and taxes, net, included in current liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2002 and 2001:

	December 31,
	2002	2001
	(Amounts in thousands)

Payroll, pension and employee benefits	$47,780	$45,822
Insurance and employee health benefit accruals	14,999	15,406
Interest	23,436	23,396
Product warranty	16,779	15,065
Sales and marketing	27,407	27,394
Employee termination and other costs	1,465	869
Other, net	37,880	35,052

	$169,746	$163,004

Accrued expenses, included in other long-term liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2002 and 2001:

	December 31,
	2002	2001
	(Amounts in thousands)

Employee pension retirement benefit obligations	$115,532	$72,655
Product warranty	18,607	18,382
Post retirement health benefit obligations	17,730	15,590
Insurance	16,174	13,108
Other, net	27,206	39,572

	$195,249	$159,307

The Company has recorded liabilities, in connection with acquisitions, which were established between 1997 and 2000 related to employee terminations and other exit costs associated with management’s plans to eliminate certain activities of the acquired entities. In 2002 and 2001, the Company did not provide any additional liabilities related to the termination of certain employees and the closing of certain facilities of acquired businesses. At December 31, 2000, the Company provided approximately $300,000, which principally related to termination of certain employees and closing certain facilities of acquired businesses. As of December 31, 2002, plans for eliminating certain activities have been finalized for all acquisitions. In 2002, the Company provided approximately $1,000,000 for liabilities related to restructuring and closing costs of certain subsidiaries within its Residential Building Products Segment.

Charges to liabilities for employee termination include payroll, payroll taxes and insurance benefits related to severance and were approximately $200,000, $100,000 and $1,200,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Charges to liabilities for other exit costs relate principally to lease costs and other costs of closing facilities and legal and consulting fees that were incurred due to the implementation of the Company’s exit and restructuring strategies. In 2002 and 2001, there were no charges to liabilities for other exit costs and charges were approximately $800,000 for the year ended December 31, 2000.

In January 2003, in connection with the Recapitalization, approximately $62,000,000 of the $115,532,000 of employee pension retirement benefit obligations noted in the table above were settled (see Note 8).

13. OTHER INCOME AND EXPENSE

In 2002, approximately $4,400,000 was charged to operating earnings and is included in selling, general and administrative expenses relating to incentive earned by certain of the Company’s officers under the Company’s 1999 Equity Performance Plan (see Note 7). In addition, as discussed in Note 2, the Company has recorded expenses of approximately $6,600,000 in selling, general and administrative expenses in 2002 related to fees and expenses associated with the Recapitalization of the Company. In 2002, the Company incurred approximately $2,100,000 in connection with its re-audit of the Company’s Consolidated Financial Statements for the three years ended December 31, 2001.

In 2002, the Company incurred approximately $3,700,000 and in the year 2001, incurred approximately $6,100,000 of direct expenses and third party fees associated with the Company’s Strategic Sourcing initiative which are recorded as unallocated expense. The Company estimates that it has realized benefits associated with this Strategic Sourcing initiative of between $15,000,000 and $21,000,000 in the year 2002 as compared to the year 2001. Increased raw material prices for PVC resin and steel purchases partially offset these cost savings in 2002. In 2002, the Company provided approximately $1,000,000 relating to restructuring charges within the Residential Building Products Segment (see Note 12).

In 2001, the Company expensed approximately $3,000,000 of manufacturing costs incurred in connection with the start up of a residential air conditioning facility and a vinyl fence and decking facility. In the first half of 2001, the Company recorded in operating earnings a non-taxable gain of approximately $3,200,000 from net death benefit insurance proceeds related to life insurance maintained on former managers. In 2001, the Company also incurred certain duplicative net interest expense as discussed in Note 6. Also, in the third quarter of 2001, the Company recorded approximately $1,700,000 of interest income resulting from the favorable abatement of state income taxes. The abatement of state income taxes did not have a significant effect on the overall annual effective income tax rate in 2001.

In the second quarter of 2000, the Company sold a parcel of land resulting in a pre-tax gain of approximately $1,700,000 which is included in operating earnings.

14. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables that follow summarize unaudited quarterly financial data for the years ended December 31, 2002 and December 31, 2001:

	For the Quarters Ended
	March 30	June 29	September 28	December 31
	(Amounts in thousands)

2002
Net sales	$427,212	$519,719	$504,583	$436,778
Gross profit	114,413	153,304	138,857	120,617
Selling, general and
administrative expense	75,160	90,631	84,449	83,677
Depreciation and amortization expense	11,094	10,853	10,658	10,584
Operating earnings	37,748	61,186	52,941	35,293
Earnings from continuing operations	9,400	23,300	16,600	9,700
Earnings (loss) from discontinued
operations	1,200	4,400	100	(2,200)
Net earnings	$10,600	$27,700	$16,700	$7,500

	For the Quarters Ended
	March 31	June 30	September 29	December 31
	(Amounts in thousands)

2001
Net sales	$392,727	$491,632	$464,848	$426,168
Gross profit	98,430	129,075	121,158	117,908
Selling, general and
administrative expense	68,281	68,787	76,896	75,757
Depreciation and amortization expense	14,182	14,257	14,164	15,562
Goodwill amortization expense included
in depreciation and amortization expense	4,137	4,072	4,000	4,065
Operating earnings	24,530	54,701	38,547	36,469
Earnings from continuing operations	900	17,300	6,900	7,600
Earnings (loss) from discontinued
operations	(3,300)	2,400	(20,100)	(100)
Loss from debt retirement	--	--	(3,600)	--
Net earnings (loss)	$(2,400)	$19,700	$(16,800)	$7,500

See Notes 1, 2, 3 and 13 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, regarding certain other quarterly transactions which impact the operating results in the above table including dispositions, financing activities, new accounting pronouncements, acquisitions, sales volume, material costs, rationalization and relocation of manufacturing operations, material procurement strategies, weakness in the manufactured housing industry and an extraordinary loss from debt retirement in the third quarter of 2001.

Report of Independent Auditors

To Nortek, Inc.:

We have audited the accompanying consolidated balance sheets of Nortek, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholder’s investment, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nortek, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets, pursuant to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

ERNST & YOUNG, LLP

Boston, Massachusetts March 4, 2003

NORTEK, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

							Balance
	Balance at	Charged to	Charged to		Deduction		at
	Beginning	Cost	Other		from		End of
Classification	of Year	and Expense	Accounts		Reserves		Year
	(Amounts in thousands)

For the year-ended December 31, 2000:
Allowance for doubtful accounts and sales allowances	$7,677	$5,207	$(63	)(b)	$(4,846	)(a)	$7,975

For the year-ended December 31, 2001:
Allowance for doubtful accounts and sales allowances	$7,975	$5,322	$(70	)(b)	$(2,884	)(a)	$10,343

For the year-ended December 31, 2002:
Allowance for doubtful accounts and sales allowances	$10,343	$6,658	$185	(b)	$(4,054	)(a)	$13,132

(a)Amounts written off, net of recoveries
(b)Other

EXHIBIT INDEX

Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference. Exhibits marked with a double asterisk identify each management contract or compensatory plan or arrangement.

2.1	Agreement and Plan of Recapitalization, dated as of June 20, 2002, by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. (Exhibit 2 to Form 8-K filed June 24, 2002).

2.2

Amendment No. 1 to Agreement and Plan of Recapitalization, dated as of September 16, 2002, by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. (Exhibit 2 to Form 8-K filed September 16, 2002).

2.3	Agreement and Plan of Merger by and among Nortek, Inc. and Nortek Holdings, Inc. and Nortek Holdings Merger Sub, Inc., dated as of November 20, 2002. (Exhibit 2.1 to Form 8-K filed November 20, 2002).

2.4

Amendment No. 2 to Agreement and Plan of Recapitalization, dated November 20, 2002, by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. (Exhibit (d)(13) to Amendment No. 3 to Schedule 13E-3 filed November 27, 2002).

2.5

Amendment No. 3 to Agreement and Plan of Recapitalization, dated December 4, 2002, by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. (Exhibit (d)(15) to Amendment No. 4 to Schedule 13E-3 filed December 4, 2002).

3.1	Restated Certificate of Incorporation of Nortek, Inc. (Exhibit 2 to Form 8-K filed April 23, 1987, File No. 1-6112).

3.2	Amendment to Restated Certificate of Incorporation of Nortek, Inc. effective May 10, 1989 (Exhibit 3.2 to Form 10-K filed March 30, 1990, File No. 1-6112).

3.3	By-laws of Nortek, Inc. (as amended through September 19, 1996) (Exhibit 3.3 to Form 10-Q filed November 5, 1996, File No. 1-6112).

3.4	Amendment to By-laws of Nortek, Inc. (Exhibit 3.1 to Form 8-K filed April 23, 1999, File No. 1-6112).

3.5	By-laws of Nortek, Inc. (as amended through May 2, 2002) (Exhibit 3.1 to Form 10-Q filed May 14, 2002).

*3.6	Amended and Restated By-Laws of Nortek, Inc. (as amended through February 26, 2003)

4.1

Second Amended and Restated Rights Agreement dated as of April 1, 1996 between the Company and State Street Bank and Trust Company, as Rights Agent (Exhibit 1 to Form 8-K filed April 2, 1996, File No. 1-6112).

4.2

Indenture dated as of June 12, 2001 between the Company and State Street Bank and Trust Company, as Trustee, relating to the 9 7/8% Senior Subordinated Notes due 2011 (Exhibit 4.1 to Registration Statement No. 333-64130 filed July 11, 2001).

4.3

Indenture dated as of March 17, 1997 between the Company and State Street Bank and Trust Company, as Trustee, relating to the 9 1/4% Series A and Series B Senior Notes due March 15, 2007 (Exhibit 4.2 to Registration Statement No. 333-25505 filed April 18, 1997).

4.4

Indenture dated as of August 26, 1997 between the Company and State Street Bank and Trust Company, as Trustee, relating to the 9 1/8% Series A and Series B Senior Notes due September 1, 2007 (Exhibit 4.1 to Registration Statement No. 333-36711 filed September 30, 1997).

4.5

Indenture dated as of July 31, 1998 between the Company and State Street Bank and Trust Company, as Trustee, relating to the 8 7/8% Series A and Series B Senior Notes due August 1, 2008 (Exhibit 4.1 to Registration Statement No. 333-64731 filed September 30, 1998).

4.6

Amendment to Second Amended and Restated Rights Agreement, dated as of April 12, 2002, between Nortek, Inc. and State Street Bank and Trust Company, as Rights Agent (Exhibit 4.1 to Form 10-Q filed May 14, 2002).

4.7	Rights Plan Assumption Agreement, dated as of November 20, 2002, by and among Nortek, Inc., Nortek Holdings, Inc. and EquiServe Trust Company, N.A. (Exhibit 3.3 to Form 8-K filed November 20, 2002).

*4.8

Registration Rights Agreement, dated as of January 9, 2003, among Nortek Holdings, Inc., Nortek, Inc., Kelso Investment Associates VI, L.P., Kelso Nortek Investors, LLC, KEP VI, LLC, the Third Party Investors and the Management Stockholders.

9.1	Voting Agreement, dated as of June 20, 2002, by and among Nortek, Inc., K Holdings, Inc. and Richard L. Bready (Exhibit to Form 8-K filed June 24, 2002).

**10.1	Change in Control Severance Benefit Plan for Key Employees adopted February 10, 1986, and form of agreement with employees (Exhibit 10.19 to Form 10-K filed March 31, 1986, File No. 1-6112).

**10.2

Change in Control Severance Benefit Plan for Key Employees as Amended and Restated June 12, 1997, and form of agreement with employees (Exhibit 10.1 to Form 10-Q filed August 8, 1997, file No. 1-6112).

**10.3

Form of Indemnification Agreement between the Company and its directors and certain officers (Appendix C to Proxy Statement dated March 23, 1987 for Annual Meeting of Nortek Stockholders, File No. 1-6112).

10.4

Split Dollar Agreement dated as of December 28, 2001 by and between Nortek, Inc. and Douglass N. Ellis, Jr. for himself and his successors in office as trustee of The Richard L. Bready 1996 Irrevocable Trust (Exhibit 10.27 to Form 10-K filed March 15, 2002, File No. 1-6112).

10.5

Confirmatory Split Dollar Agreement No. 2 dated as of December 31, 1996 between the Company and Richard L. Bready, together with appendix prepared by the Company (Exhibit 10.5 to Form 10-Q filed August 11, 2000, File No. 1-6112).

10.6

First Amendment dated as of September 15, 1997 to Confirmatory Split Dollar Agreement No. 2 dated as of December 31, 1996 between the Company and Richard L. Bready (Exhibit 10.6 to Form 10-Q filed August 11, 2000, File No. 1-6112).

10.7

Split Dollar Agreement dated as of June 29, 1999 between the Company and Douglass N. Ellis, Jr. as trustee of The Richard L. Bready and Cheryl A. Bready 1998 Irrevocable Trust, together with appendix prepared by the Company (Exhibit 10.7 to Form 10-Q filed August 11, 2000, File No. 1-6112).

10.8

Split Dollar Agreement dated as of June 29, 1999 between the Company and Almon C. Hall, together with appendix prepared by the Company (Exhibit 10.8 to Form 10-Q filed August 11, 2000, File No. 1-6112).

10.9

Split Dollar Agreement dated as of June 29, 1999 between the Company and Mark Richard Harris and Pamela Jean Harris as trustees of the Richard J. and Carole M. Harris 1999 Irrevocable Trust, together with appendix prepared by the Company (Exhibit 10.9 to Form 10-Q filed August 11, 2000, File No. 1-6112).

**10.10

Exchange Agreement, dated June 20, 2002, by and among Nortek, Inc., Nortek Holdings, Inc., K Holdings, Inc. and Richard L. Bready (Exhibit 5 to Schedule 13D filed by Richard L. Bready on June 24, 2002).

10.11

$200,000,000 Loan and Security Agreement, dated as of July 25, 2002, among Nortek, Inc., certain of its subsidiaries, certain banks, Fleet Capital Corporation, Individually and as Administrative Agent and Fleet Capital Canada Corporation, Individually and as Canadian Agent. (Exhibit 10.1 to Form 10-Q filed August 13, 2002).

**10.12

Amendment No. 1 to Exchange Agreement, dated September 16, 2002, by and among Nortek, Inc., Nortek Holdings, Inc., K Holdings, Inc. and Richard L. Bready (Exhibit 2 to Schedule 13D filed by Richard L. Bready on September 18, 2002).

*/**10.13	Nortek, Inc., Nortek Holdings, Inc. and Richard L. Bready Employment Agreement dated January 9, 2003.

*/**10.14	Nortek, Inc., Nortek Holdings, Inc. and Kevin W. Donnelly Employment Agreement dated January 9, 2003.

*/**10.15	Nortek, Inc., Nortek Holdings, Inc. and Almon C. Hall, III Employment Agreement dated January 9, 2003.

*/**10.16	Amendment No. 2 to Exchange Agreement, dated January 9, 2003, by and among Nortek, Inc., Nortek Holdings, Inc., K Holdings, Inc. and Richard L. Bready.

*10.17	Equity Subscription Agreement, dated January 9, 2003, between Nortek Holdings, Inc., Nortek, Inc. and RGIP, LLC.

*10.18	Equity Subscription Agreement, dated January 9, 2003, between Nortek Holdings, Inc., Nortek, Inc. and Magnetitte Asset Investors III, LLC.

*10.19	Equity Subscription Agreement, dated January 9, 2003, between Nortek Holdings, Inc., Nortek, Inc. and Daroth Investors LLC.

*10.20

Stockholders Agreement, dated as of January 9, 2003 by and among Nortek Holdings, Inc., Nortek, Inc., Kelso Investment Associates VI, L.P., Kelso Nortek Investors, LLC, KEP VI, LLC, the Third Party Investors and the Management Stockholders.

*12.1	Ratio of earnings to fixed charges.

16.1

Letter from the Company’s former independent accountant regarding its concurrence or disagreement with statements made by the Company in the current report concerning the resignation or dismissal as the Company’s principal accounts. (Exhibit 16 to Form 8-K filed June 28, 2002).

*21.1	List of subsidiaries.