Form 10-Q
period 2003-04-05
NORTEK INC
filed 2003-05-19
CIK 1216596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q
__________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2003

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

1-6112
(Commission File Number)
__________

NORTEK, INC.
(Exact name of registrant as specified in its charter)
__________

Delaware	05-0314991
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Kennedy Plaza, Providence, RI	02903-2360
(Address of principal executive offices)	(Zip Code)

(401) 751-1600
(Registrant’s telephone number, including area code)
__________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X] No [_]

The number of shares of Common Stock outstanding as of May 15, 2003 was 100.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	April 5,	Dec. 31,
	2003	2002
	(Amounts in thousands)
	(Unaudited)

Assets
Current Assets:
Unrestricted
Cash and cash equivalents	$70,165	$294,804
Marketable securities available for sale	20,018	--
Restricted
Cash, investments and marketable securities at cost,
which approximates market	4,346	4,340
Accounts receivable, less allowances
of $15,399,000 and $13,132,000	259,683	225,632
Inventories
Raw materials	78,789	72,702
Work in process	22,115	19,719
Finished goods	119,544	83,464

	220,448	175,885

Prepaid expenses	12,585	15,523
Other current assets	12,823	10,770
Prepaid income taxes	60,321	27,064

Total current assets	660,389	754,018

Property and Equipment, at Cost:
Land	23,586	14,126
Buildings and improvements	114,408	134,619
Machinery and equipment	240,554	358,066

	378,548	506,811
Less accumulated depreciation	6,836	239,818

Total property and equipment, net	371,712	266,993

Other Assets:
Goodwill	793,351	551,162
Intangible assets, less accumulated amortization
of $2,869,000 and $34,010,000	179,955	109,915
Deferred debt expense	3,667	19,687
Restricted investments and marketable securities held
by pension trusts	--	76,503
Other	19,137	42,666

	996,110	799,933

	$2,028,211	$1,820,944

Liabilities and Stockholder's Investment

Current Liabilities:
Notes payable and other short-term obligations	$6,814	$3,338
Current maturities of long-term debt	4,166	3,449
Accounts payable	169,426	126,400
Accrued expenses and taxes, net	152,231	169,746

Total current liabilities	332,637	302,933

Other Liabilities:
Deferred income taxes	89,498	21,625
Other	154,527	195,249

	244,025	216,874

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	1,001,245	983,632

Stockholder's Investment:
Common stock, $.01 par value; authorized 100 shares,
100 shares issued and outstanding at April 5, 2003 and
December 31, 2002	--	--
Additional paid-in capital	440,837	119,621
Retained earnings	6,200	255,366
Accumulated other comprehensive income (loss)	3,267	(57,482)

Total stockholder's investment	450,304	317,505

	$2,028,211	$1,820,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands)

	For the Periods
	Post-Recapitalization	Pre-Recapitalization
	January 10, 2003 -	January 1, 2003 -	January 1, 2002 -
	April 5, 2003	January 9, 2003	March 30, 2002
	(Unaudited)

Net Sales	$435,201	$33,775	$427,212

Costs and Expenses:
Cost of products sold	319,756	26,286	312,799
Selling, general and administrative expense	77,221	6,485	75,160
Amortization of intangible assets	2,810	137	1,505
Expenses and charges arising from the
Recapitalization	--	87,700	--

	399,787	120,608	389,464

Operating earnings (loss)	35,414	(86,833)	37,748
Interest expense	(25,649)	(2,288)	(24,167)
Investment income	435	121	1,719

Earnings (loss) from continuing operations
before provision (benefit) for income taxes	10,200	(89,000)	15,300
Provision (benefit) for income taxes	4,000	(24,100)	5,900

Earnings (loss) from continuing operations	6,200	(64,900)	9,400
Earnings from discontinued operations	--	--	1,200

Net earnings (loss)	$6,200	$(64,900)	$10,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

	For the Periods
	Post-Recapitalization	Pre-Recapitalization
	January 10, 2003 -	January 1, 2003 -	January 1, 2002 -
	April 5, 2003	January 9, 2003	March 30, 2002
	(Unaudited)

Cash Flows from operating activities:
Net earnings (loss) from continuing operations	$6,200	$(64,900)	$9,400
Earnings from discontinued operations	--	--	1,200

Net earnings (loss)	6,200	(64,900)	10,600

Adjustments to reconcile net earnings (loss)
to cash:
Depreciation and amortization expense	8,961	968	11,094
Non-cash write-off of inventory	5,404	--	--
Non-cash interest expense (including $4,100,000
from amortization of the Bridge Facility
commitment fees and expenses)	3,830	131	550
Deferred federal income tax provision (credit)	3,800	(23,900)	--
Effect of the Recapitalization, net	--	65,397	--
Changes in certain assets and liabilities, net of
effects from acquisitions and dispositions:
Accounts receivable, net	(32,672)	2,749	(26,387)
Inventories	(28,688)	(3,444)	(15,826)
Prepaids and other current assets	1,368	204	(451)
Net assets of discontinued operations	--	--	(2,428)
Accounts payable	40,046	957	19,274
Accrued expenses and taxes	(37,799)	24,648	(12,868)
Long-term assets, liabilities and other, net	(973)	(8,422)	(3,372)

Total adjustments to net earnings (loss)	(36,723)	59,288	(30,414)

Net cash used in operating activities	$(30,523)	$(5,612)	$(19,814)

Cash Flows from investing activities:
Capital expenditures	$(5,437)	$(556)	$(4,294)
Net cash paid for a business acquired	(17,237)	--	--
Purchase of investments and marketable securities	(20,018)	--	(130,094)
Proceeds from the sale of investments and
marketable securities	--	--	75,792
Change in restricted cash and investments	(8)	(48)	(9,652)
Other, net	(630)	157	32

Net cash used in investing activities	$(43,330)	$(447)	$(68,216)

Cash Flows from financing activities:
Change in borrowings, net	3,972	(1,358)	(3,182)
Dividend paid to Nortek Holdings	--	(120,000)	--
Contribution of capital from Nortek Holdings	--	4,603	--
Net cash transfers to Nortek Holdings	--	(27,900)	--
Other, net	(257)	(3,787)	317

Net cash provided by (used in) financing activities	3,715	(148,442)	(2,865)

Net decrease in unrestricted cash and
cash equivalents	(70,138)	(154,501)	(90,895)
Unrestricted cash and cash equivalents at the
beginning of the period	140,303	294,804	159,368

Unrestricted cash and cash equivalents at the
end of the period	$70,165	$140,303	$68,473

Supplemental disclosure of cash flow
information:
Interest paid	$32,836	$--	$33,987

Income taxes paid, net	$2,478	$281	$2,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S INVESTMENT
FOR THE PERIOD JANUARY 1, 2002 - MARCH 30, 2002
(Dollar amounts in thousands)

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Income (Loss)
	(Unaudited)

Balance, December 31, 2001	$18,829	$814	$210,214	$192,866	$(111,685)	$(39,725)	$--
Net earnings	--	--	--	10,600	--	--	10,600
Other comprehensive loss:
Currency translation adjustment	--	--	--	--	--	(896)	(896)

Comprehensive income							$9,704

1,089 shares of special common stock
converted into 1,089 shares
of common stock	1	(1)	--	--	--	--
14,833 shares of common stock
issued upon exercise of stock options	15	--	303	--	--	--
33 shares of treasury stock acquired	--	--	--	--	(1)	--

Balance, March 30, 2002	$18,845	$813	$210,517	$203,466	$(111,686)	$(40,621)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S INVESTMENT
FOR THE PERIOD JANUARY 1, 2003 - JANUARY 9, 2003
(Dollar amounts in thousands)

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Income (Loss)
	(Unaudited)

Balance, December 31, 2002	$--	$--	$119,621	$255,366	$--	$(57,482)	$--
Net loss	--	--	--	(64,900)	--	--	(64,900)
Other comprehensive income:
Currency translation adjustment	--	--	--	--	--	1,096	1,096
Minimum pension liability, net of
tax of $9,906,000	--	--	--	--	--	18,398	18,398

Comprehensive loss	--	--	--	--	--	--	$(45,406)

Dividend to Nortek Holdings, Inc.	--	--	--	(120,000)	--	--
Contribution of capital from
Nortek Holdings, Inc.	--	--	4,603	--	--	--

Subtotal	$--	$--	$124,224	$70,466	$--	$(37,988)
Effect of the Recapitalization	--	--	316,613	(70,466)	--	37,988

Balance, January 9, 2003	$--	$--	$440,837	$--	$--	$--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S INVESTMENT
FOR THE PERIOD JANUARY 10, 2003 - APRIL 5, 2003
(Dollar amounts in thousands)

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income	Income
	(Unaudited)

Balance, January 9, 2003	$--	$--	$440,837	$--	$--	$--	$--
Net income	--	--	--	6,200	--	--	6,200
Other comprehensive income:
Currency translation adjustment	--	--	--	--	--	3,237	3,237
Unrealized appreciation in the fair value
of marketable securities	--	--	--	--	--	30	30

Comprehensive income	--	--	--	--	--	--	$9,467

Balance, April 5, 2003	$--	$--	$440,837	$6,200	$--	$3,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
APRIL 5, 2003 AND MARCH 30, 2002

(A)

The unaudited condensed consolidated financial statements (the "Unaudited Financial Statements") presented have been prepared by Nortek, Inc. and include the accounts of Nortek, Inc., and all of its wholly-owned subsidiaries (the "Company") after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. In 2002, the Company sold certain subsidiaries of its wholly-owned subsidiary, Ply Gem Industries, Inc. ("Ply Gem"). The sale of these subsidiaries and their related operating results have been excluded from earnings from continuing operations and are classified as discontinued operations for all periods presented (see Note H). Certain amounts in the prior year's Unaudited Financial Statements have been reclassified to conform to the current year presentation. It is suggested that these Unaudited Financial Statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission ("SEC").

On November 20, 2002, the Company reorganized into a holding company structure and each outstanding share of capital stock of the Company was converted into an identical share of capital stock of Nortek Holdings, Inc. ("Nortek Holdings"), a Delaware corporation formed in 2002, with Nortek Holdings becoming the successor company and the Company becoming a wholly-owned subsidiary of Nortek Holdings (the "Nortek Holdings Reorganization"). On January 9, 2003, Nortek Holdings, the parent company of Nortek, was acquired by certain affiliates and designees of Kelso & Company L.P. ("Kelso") and certain members of the Company's management (the "Management Investors") in accordance with the Agreement and Plan of Recapitalization by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. ("K Holdings") dated as of June 20, 2002, as amended, (the "Recapitalization Agreement") in a transaction valued at approximately $1.6 billion, including all of the Company's indebtedness (the "Recapitalization"). (See Note B.)

Beginning on January 9, 2003, the Company and Nortek Holdings accounted for the Recapitalization as a purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"), which results in a new valuation for the assets and liabilities of Nortek Holdings and its subsidiaries based upon fair values as of the date of the Recapitalization. As allowed under SEC Staff Accounting Bulletin No. 54, "Push Down Basis of Accounting Required in Certain Limited Circumstances", the Company has reflected all applicable purchase accounting adjustments recorded by Nortek Holdings in the Company's Consolidated Financial Statements for all SEC filings covering periods subsequent to the Recapitalization ("Push Down Accounting"). Push Down Accounting requires the Company to establish a new basis for its assets and liabilities based on the amount paid for its ownership at January 9, 2003. Accordingly, Nortek Holdings' ownership basis (including the fair value of options rolled over by the Management Investors) is reflected in Nortek's Consolidated Financial Statements beginning upon completion of the Recapitalization. In order to apply Push Down Accounting, Nortek Holdings' purchase price of approximately $468,737,000 was allocated to the assets and liabilities based on their relative fair values and approximately $440,837,000 was reflected in the Company's Stockholder's Investment as the value of Nortek Holdings' ownership in the Company upon completion of the Recapitalization. Immediately prior to the Recapitalization, the Company's Stockholder's Investment was approximately $156,702,000. Purchase price allocations are subject to refinement until all pertinent information is obtained. As of January 10, 2003, the Company preliminarily allocated the excess purchase price over the net assets acquired in the Recapitalization based on its estimates of the fair value of assets and liabilities as follows:

Excess purchase price of the
Recapitalization allocated to

Inventories	$13,234,000
Property, plant and equipment	102,474,000
Intangible assets	72,953,000
Goodwill	227,671,000
Indebtedness	(33,777,000)
Prepaid and deferred income taxes	(38,325,000)
Pension	(32,195,000)

Total	$312,035,000

During the period from January 10, 2003 to April 5, 2003, the Company reflected approximately $5,400,000 of excess purchase price allocated to inventory as a non-cash charge to cost of goods sold, approximately $2,900,000 of lower depreciation expense in cost of sales, $1,500,000 of additional amortization expense of intangible assets and $1,400,000 of lower interest expense from the amortization of premium allocated to indebtedness as compared to the Company's historical basis of accounting prior to the Recapitalization.

The Company has estimated the fair value of its assets and liabilities, including intangible assets and property, plant and equipment, as of the Recapitalization, utilizing information available at the time that the Company's Unaudited Financial Statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. The Company is in the process of obtaining outside third party appraisals of its intangible assets and property, plant and equipment.

The impact of these fair value estimates has been reflected in the Company's statement of operations for the period ended April 5, 2003. Should the intangible asset or property, plant and equipment appraisals result in differences in the average amortizable or depreciable lives of these assets or in the fair value amount of the estimates, the following estimated changes in annual operating earnings would occur:

	Increase (decrease) in operating earnings
	Property, Plant	Intangible
	and Equipment	Assets	Total

If lives are one year greater	$1,800,000	$800,000	$2,600,000
If lives are one year less	(2,100,000)	(900,000)	(3,000,000)
If fair value is $10,000,000 greater	(800,000)	(700,000)	(1,500,000)
If fair value is $10,000,000 less	800,000	700,000	1,500,000

The period from January 1, 2003 to January 9, 2003 and the period from January 10, 2003 to April 5, 2003 combined, contain 95 days while the first quarter of 2002 contained 90 days. Accordingly, operating results for 2003 include approximately $1,000,000 of additional interest expense as compared to 2002 since the Company accrues interest expense based on the number of days contained in each reporting period.

(B)

On January 8, 2003, at a special meeting of stockholders of Nortek Holdings, the stockholders approved the following amendments to the certificate of incorporation (the "Stockholder Approval"), which were required in order to complete the Recapitalization:

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

  Class B Common Stock was required to be immediately redeemed for $46 per share in cash upon completion of the Recapitalization.

  The authorized number of shares of Series B Preference Stock, par value $1.00 per share, was increased to 19,000,000 authorized shares.

Following the Stockholder Approval, common stock and special common stock held by the Management Investors were exchanged for an equal number of newly created shares of Series B Preference Stock. In addition, certain options to purchase shares of common and special common stock held by the Management Investors were exchanged for fully vested options to purchase an equal number of shares of the newly created Class A Common Stock. The remaining outstanding options, including some held by Management Investors, were cancelled in exchange for the right to receive a single lump sum cash payment equal to the product of the number of shares of common stock or special common stock underlying the option and the amount by which the redemption price of $46 per share exceeded the per share exercise price of the option.

On January 9, 2003, in connection with the Recapitalization, Kelso purchased newly issued shares of Series B Preference Stock for approximately $355,923,000 and purchased shares of Series B Preference Stock held by the Management Investors for approximately $18,077,000. Newly issued Class A Common Stock of approximately $3,262,000 was purchased by designated third parties. Shares of Series B Preference Stock held by the Management Investors that were not purchased by Kelso were converted into an equal number of shares of Class A Common Stock. In addition, the Company declared and distributed to Nortek Holdings a dividend of approximately $120,000,000 and distributed approximately $27,900,000 for reimbursement of fees and expenses of Kelso, which were paid out of the Company's unrestricted cash and cash equivalents on hand and were permissible under the most restrictive covenants with respect to the indentures of the Company's 8 7/8% Senior Notes due 2008, 9 1/4% Senior Notes due 2007, 9 1/8% Senior Notes due 2007 and 9 7/8% Senior Subordinated Notes due 2011 (the "Existing Notes").

Nortek Holdings used the proceeds from the purchase by Kelso and designated third parties of the newly issued Series B Preference Stock and Class A Common Stock and the dividend from Nortek to redeem Nortek Holdings' Class B Common Stock and to cash out options to purchase common and special common stock totaling approximately $479,185,000. Kelso also purchased from certain Management Investors 392,978 shares of Series B Preference Stock for approximately $18,077,000.

In connection with the Recapitalization, K Holdings received a bridge financing letter from a lender for a senior unsecured term loan facility not to exceed $955,000,000 (the "Bridge Facility"). The Bridge Facility was intended to be used to fund, if necessary, any change in control offers the Company might have made in connection with the Recapitalization. The Company did not use this Bridge Facility because the structure of the Recapitalization did not require the Company to make any change of control offers. The commitment letter expired on January 31, 2003. As a result, the Company's consolidated interest expense for the period from January 10, 2003 to April 5, 2003 includes approximately $4,100,000 of interest expense from the amortization of the Bridge Facility commitment fees and related expenses.

In January 2003, Nortek Holdings filed for the deregistration of its shares of common and special common stock under the Securities Exchange Act of 1934. Nortek Holdings' shares of common and special common stock are no longer publicly traded. The Company will continue to file periodic reports with the SEC as required by the respective indentures of the Company's Existing Notes.

Under the terms of one of the Company's supplemental executive retirement plans ("SERP"), the Company was required to make one-time cash payments to participants in such plan in satisfaction of obligations under that plan when the Recapitalization was completed. Accordingly, the Company made a distribution of approximately $75,100,000 to the participants in the plan from funds included in the Company's Consolidated Balance Sheet at December 31, 2002 and classified in long-term assets in restricted investments and marketable securities held by pension trusts and transferred to one of the participants a life insurance policy with approximately $10,300,000 of cash surrender value to satisfy a portion of the SERP’s obligation to such participant. The termination and settlement of the obligation of this SERP resulted in a curtailment loss on January 9, 2003. (See Note F.)

The total amount of transaction fees and related costs incurred by the Company and Kelso associated with the Recapitalization was approximately $47,348,000, including the $27,900,000 noted above, of which approximately $10,500,000 of advisory fees and expenses was paid to Kelso & Company L.P. A portion of these fees and expenses was recorded by the Company in selling, general and administrative expense, since they were obligations of the Company prior to the Recapitalization. Approximately $12,848,000 was recorded as expense on January 9, 2003 since these fees and expenses became obligations of the Company upon consummation of the Recapitalization. Approximately $6,600,000 of expense was previously recorded by the Company in the year ended December 31, 2002. (See Note F.)

The following reflects the pro forma effect of the Recapitalization for the periods presented through January 9, 2003. The period ending April 5, 2003 reflects the actual operating results of the Company post-Recapitalization for the period from January 10, 2003 to April 5, 2003.

	Actual	Pro Forma
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -	For the year ended
	Apr. 5, 2003	Jan. 9, 2003	Mar. 30, 2002	Dec. 31, 2002
	(Amounts in thousands)

Net sales	$435,201	$33,775	$427,212	$1,888,292
Operating earnings	35,414	819	34,734	196,768
Earnings (loss) from continuing operations	6,200	(1,135)	4,576	64,572

The unaudited pro forma condensed consolidated summary of operations for the periods presented has been prepared by adjusting the Company's historical summary of operations to give effect to the Recapitalization as if it had occurred on January 1, 2002. Fees, expenses and charges resulting from the Recapitalization, including the $6,600,000 noted above (see Note F), have been excluded from the above pro forma financial data since this pro forma data assumes that the Recapitalization occurred on January 1, 2002. The information contained in this unaudited pro forma condensed consolidated summary of operations has been prepared utilizing information available at the time that the Company's Consolidated Financial Statements were prepared and is subject to refinement until all pertinent information has been obtained. The unaudited pro forma condensed consolidated summary of operations reflects the Company's estimate of the effect of fair value adjustments for inventory, property, plant and equipment, intangible assets, pension, debt and financing costs and their related deferred tax attributes. The excess of the purchase price over the historical basis of net assets and these fair value adjustments was recorded as goodwill. Property, plant and equipment, intangible assets and certain other assets and liabilities and related tax attributes have been adjusted to fair value in the Company's consolidated balance sheet on April 5, 2003 based on Company estimates. Certain pertinent information related to the fair value of these items has not yet been obtained or completed. Pertinent information not yet obtained or completed includes, among other items, third party appraisals of intangible assets and property, plant and equipment, certain pension valuations and their related deferred tax attributes.

In the second quarter of 2002, approximately $4,400,000 was charged to operating earnings and is included in selling, general and administrative expenses relating to incentive earned by certain of the Company's officers under the Company's 1999 Equity Performance Plan. In the third quarter of 2002, the Company also incurred approximately $2,100,000 in connection with its re-audit of the Company's Unaudited Financial Statements for the three years ended December 31, 2001.

(C)

SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company adopted SFAS No. 143 on January 1, 2003. Adoption of this accounting standard was not material to the Company's Unaudited Financial Statements.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS No. 145"), was issued in April 2002 and addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on extinguishment of debt that does not meet the criteria of APB 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The provisions of this statement related to the extinguishment of debt are effective for financial statements issued in fiscal years beginning after May 15, 2002 with early application encouraged. The Company adopted SFAS No. 145 on January 1, 2003 and adoption of this accounting standard was not material to the results presented in the Unaudited Financial Statements.

Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses the accounting and reporting for costs associated with exit or disposal activities, nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination" ("EITF 88-10"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's Unaudited Financial Statements. (See Note M.)

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting" ("APB No. 28"). The Company accounts for stock-based compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has provided the required disclosures under SFAS No. 148 in Note K.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). Along with new disclosure requirements, FIN 45 requires guarantors to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. This differs from the current practice to record a liability only when a loss is probable and reasonably estimable. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002 and adopted the entire interpretation on January 1, 2003. Adoption of FIN 45 was not material to the Company's Unaudited Financial Statements (see Note L).

(D)

Interest expense for the first quarter of 2002 includes a non-cash reduction in interest expense of approximately $450,000 related to the Company's interest rate collar agreement. The interest rate collar agreement was terminated in August 2002.

(E)

On January 17, 2003, the Company acquired Elan Home Systems L.L.C. ("Elan") for approximately $17,400,000 in cash and a $1,500,000 note payable to the sellers. Elan manufactures and sells consumer electronic equipment that controls whole-house entertainment, communication and automation systems for new residential construction and retrofit markets. For the year ended December 31, 2002, Elan reported net sales of approximately $21,300,000 (unaudited). Pro forma results related to this acquisition have not been presented as the effect is not material.

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

(F)	For the nine days ended January 9, 2003, the Company incurred certain charges in connection with the Recapitalization. These charges were as follows:

Curtailment loss upon termination of a SERP	$70,142,000
Recapitalization fees, expenses and other	12,848,000
Compensation expense from the settlement and
cancellation of stock options	4,710,000

$87,700,000

(G)

At May 15, 2003, there was no amount available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company's most restrictive debt covenant related to such payments.

(H)

On November 22, 2002, the Company's Ply Gem subsidiary sold the capital stock of its subsidiary Richwood Building Products, Inc. ("Richwood") for approximately $8,500,000 of net cash proceeds and recorded a pre-tax loss of approximately $3,000,000 in the fourth quarter of 2002. The operating results of Richwood were previously included in Windows, Doors and Siding Products in the Company's segment reporting. As required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) the Company allocated approximately $4,200,000 of goodwill to Richwood in connection with the determination of the loss on sale based upon the relative fair value of Richwood to the total fair value of the Windows, Doors and Siding operating segment.

On April 2, 2002, Ply Gem sold the capital stock of its subsidiary Hoover Treated Wood Products, Inc. ("Hoover") for approximately $20,000,000 of net cash proceeds and recorded a pre-tax gain of approximately $5,400,000 in the second quarter of 2002. The operating results of Hoover were previously included in Other in the Company's segment reporting. Approximately $8,500,000 of the cash proceeds was used to pay down outstanding debt under the Company's Ply Gem credit facility in the second quarter of 2002.

The sale of these subsidiaries and their related operating results have been excluded from earnings from continuing operations and are classified as discontinued operations for all periods presented.

The following is a summary of the results of discontinued operations for the three months ended March 30, 2002:

Three Months Ended
March 30, 2002
(Amounts in thousands)
(Unaudited)

Net Sales	$19,500

Earnings before income taxes	$2,000
Income tax provision	800

Earnings from discontinued operations	$1,200

Depreciation and amortization expense	$405

(I)

The Company has three reportable segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Products Segment. In the tables below, Other includes corporate related items, intersegment eliminations and certain income and expense items not allocated to reportable segments.

On November 22, 2002, the Company sold the capital stock of Richwood. On April 2, 2002, the Company sold the capital stock of Hoover. The results of Richwood, which were previously part of the Windows, Doors and Siding Products Segment and Hoover, which were previously part of the Other Segment, have been excluded from earnings from continuing operations and classified separately as discontinued operations for all periods presented (see Note H). Accordingly the segment information presented below excludes Richwood and Hoover for all periods.

The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. The income statement impact of all purchase accounting adjustments, including goodwill and intangible asset amortization, is included in the operating earnings of the applicable segment. Intersegment net sales and eliminations were not material for any of the periods presented.

Summarized financial information for the Company's reportable segments is presented in the tables that follow for the periods presented:

	For the Periods
	Post-Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Apr. 5, 2003	Jan. 9, 2003	Mar. 30, 2002
	(Amounts in thousands)
	(Unaudited)

Net Sales:
Residential Building Products	$184,533	$16,338	$179,991
Air Conditioning and Heating Products	151,544	8,613	147,811
Windows, Doors and Siding Products	99,124	8,824	99,410

Consolidated net sales	$435,201	$33,775	$427,212

Operating Earnings (Loss) *:
Residential Building Products	$27,026	$2,731	$27,878
Air Conditioning and Heating Products	16,521	(1,258)	13,555
Windows, Doors and Siding Products	2,071	(255)	6,826

Subtotal	45,618	1,218	48,259
Unallocated:
Expenses and charges arising from the
Recapitalization	--	(87,700)	--
Strategic sourcing expense	(1,400)	(100)	--
Other, net	(8,804)	(251)	(10,511)

Consolidated operating earnings (loss)	35,414	(86,833)	37,748
Interest expense	(25,649)	(2,288)	(24,167)
Investment income	435	121	1,719

Earnings (loss) from continuing operations
before provision (benefit) for income taxes	$10,200	$(89,000)	$15,300

Depreciation and Amortization Expense:
Residential Building Products	$3,032	$348	$4,168
Air Conditioning and Heating Products	2,445	290	3,306
Windows, Doors and Siding Products	3,322	309	3,469
Other	162	21	151

Consolidated depreciation and amortization
expense	$8,961	$968	$11,094

Capital Expenditures:
Residential Building Products	$1,924	$91	$1,457
Air Conditioning and Heating Products	802	116	716
Windows, Doors and Siding Products	2,467	349	2,114
Other	244	--	7

Consolidated capital expenditures	$5,437	$556	$4,294

*	During the period from January 10, 2003 to April 5, 2003, the Company reflected approximately $5,400,000 of excess purchase price allocated to inventory as a non-cash charge to cost of products sold. Approximately $3,400,000 was allocated to the Residential Building Products Segment, approximately $600,000 was allocated to the Air Conditioning and Heating Products Segment and approximately $1,400,000 was allocated to the Windows, Doors and Siding Products Segment.

(J)

The Company provides income taxes on an interim basis based upon the estimated annual effective income tax rate. The following reconciles the federal statutory income tax rate to the estimated effective tax rate of approximately 39.2%, 27.1% and 38.6% for the periods presented:

	For the Periods
	Post-
	Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -		Jan. 1, 2002 -
	Apr. 5, 2003	Jan. 9, 2003		Mar. 30, 2002

Income tax provision (benefit) at the federal statutory rate	35.0%	(35	.0)%	35.0%
Net Change from federal statutory rate:
State income tax provision, net of federal income tax effect	1.5	(0.1)		1.3
Change in tax reserves, net	--	--		0.2
Tax effect resulting from foreign activities	1.8	--		1.5
Tax effect of the Recapitalization	--	7.8		--
Other, net	0.9	0.2		0.6

Income tax provision (benefit) at estimated effective rate	39.2%	(27	.1)%	38.6%

(K)

The Company accounts for stock options granted to employees using the intrinsic value method pursuant to the provisions of APB Opinion No. 25, under which no compensation cost has been recognized since the options were granted with exercise prices equal to the fair market value of the common stock at the date of grant. Accordingly, the table below presents pro forma information for the periods presented if the fair value method of SFAS No. 123 had been applied for each of those periods. The Company estimates the fair value of each option grant as of the date of the grant using the Black-Scholes option-pricing model based upon the indicated assumptions.

Upon completion of the Recapitalization on January 9, 2003, all existing options became fully vested and all options for shares of common stock and special common stock of Nortek Holdings, that were rolled-over by the Management Investors, were exchanged for stock options to purchase an equal number of shares of Class A Common Stock of Nortek Holdings at the same price per share. Accordingly, the period from January 1, 2003 to January 9, 2003 in the table that follows includes the pro forma employee stock compensation expense, net of tax, associated with the accelerated vesting of all of the existing unvested options in connection with the Recapitalization.

The pro forma employee stock compensation expense, net of tax, for the period from January 10, 2003 to April 5, 2003 in the table that follows represents the pro forma impact of approximately 434,000 Class A stock options issued by Nortek Holdings during the period in accordance with the assumptions indicated therein. Approximately 828,000 of Class B Common stock options issued by Nortek Holdings during the period have not been included in the calculation as the vesting is performance-based and it is uncertain when, if ever, these options will vest.

	For the Periods
	Post-Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Apr. 5, 2003	Jan. 9, 2003	Mar. 30, 2002
	(Amounts in thousands except percentages)
	(Unaudited)

Pro forma expense had SFAS No. 123 been applied:

Net earnings (loss) from continuing
operations, as reported	$6,200	$(64,900)	$9,400
Pro forma employee stock
compensation, net of tax	(200)	(600)	(300)

Pro forma net earnings (loss) from
continuing operations	$6,000	$(65,500)	$9,100

Net earnings (loss) , as reported	$6,200	$(64,900)	$10,600
Pro forma employee stock
compensation, net of tax	(200)	(600)	(300)

Pro forma net earnings (loss)	$6,000	$(65,500)	$10,300

Pro forma weighted average
fair value of options as of the grant date	$6.82	N/A	$10.63

Assumptions for options entered into during the period:

Risk-free interest rate	Between
	2.75% and 3.23%	N/A	4.29%
Expected life	5 years	N/A	5 years
Expected volatility	0%	N/A	38%
Expected dividend yield	0%	N/A	0%

(L)

The Company and its subsidiaries have guaranteed certain obligations of various third parties that aggregate approximately $36,600,000 at April 5, 2003. Approximately $29,200,000 relates to Ply Gem's guarantee of rental payments through June 30, 2016 under a facility leased by SNE Enterprises, Inc. ("SNE"), which was sold on September 21, 2001. The buyer of SNE has provided certain indemnifications and other rights to Ply Gem for any payments that it might be required to make pursuant to this guarantee. Should the buyer of SNE cease making payments then Ply Gem may be required to make payments on its guarantee. Approximately $3,100,000 relates to Ply Gem's guarantee of lease payments through approximately March 18, 2008 for truck and equipment leases entered into by SNE. Should the buyer of SNE cease making payments on this lease, Ply Gem may be required to make payments on its guarantee. Approximately $4,300,000 relates to guarantees of the remaining principal and interest balances of mortgages of a third-party on certain buildings, one of which houses the Company's corporate headquarters. These guarantees expire on December 31, 2020 and are payable in the event of non-payment of the mortgage. These guarantees are collateralized by the buildings to which the mortgages relate and any liability to the Company would first be reduced by the Company's pro-rata share of proceeds received on the sale of the buildings. The Company does not anticipate incurring any loss under these guarantees and accordingly has not recorded any liabilities at April 5, 2003 in the accompanying unaudited condensed consolidated balance sheet in accordance with accounting principles generally accepted in the United States.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities in relation to these indemnifications of approximately $26,900,000 at April 5, 2003.

The Company sells a number of products and offers a number of warranties including in some instances, extended warranties. The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold. The Company estimates the costs that may be incurred under its warranties, with the exception of extended warranties, and records a liability for such costs at the time of sale. Proceeds received from extended warranties are amortized over the life of the warranty and reviewed to ensure that the liability recorded is equal to or greater than the estimated future costs. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company's combined short-term and long-term warranty liabilities during the periods presented are as follows:

	Post-Recapitalization	Pre-Recapitalization
	January 10, 2003 -	January 1, 2003 -	January 1, 2002 -
	April 5, 2003	January 9, 2003	March 30, 2002
	(Amounts in thousands)
	(Unaudited)

Balance, beginning of period	$35,442	$35,386	$33,447
Warranties provided during period	4,954	325	4,041
Settlements made during period	(3,815)	(302)	(3,450)
Changes in liability estimates, including expirations	(35)	33	435

Balance, end of period	$36,546	$35,442	$34,473

The Company is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned, including litigation concerning a commercial airline fatal accident. The Company has used various substances in its products and manufacturing operations which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers' compensation statutes, rules, regulations and case law is unclear. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

A former subsidiary of the Company is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products. A subsidiary of the Company has indemnified the buyer of the former subsidiary for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage. Many of the lawsuits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries. The Company and the former subsidiary continue to vigorously defend the remaining suits. Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products. The Company and the former subsidiary have engaged in coverage litigation with certain insurers and have settled coverage claims with several of the insurers. The Company believes that the remaining coverage disputes will be resolved on a satisfactory basis and additional coverage will be available. In reaching this belief, the Company analyzed insurance coverage and the status of the coverage litigation, considered the history of settlements with primary and excess insurers and consulted with counsel. The Company has recorded liabilities of approximately $9,006,000 and $8,440,000 at April 5, 2003 and December 31, 2002, respectively, for the estimated costs to resolve these outstanding matters. The Company has also recorded receivables at April 5, 2003 and December 31, 2002 of approximately $5,876,000 and $5,011,000, respectively, for the estimated recoveries which are deemed probable of collection related primarily to insurance litigation matters discussed above.

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of the Company's control.

(M)

Effective January 1, 2003, the Company adopted SFAS No. 146 which addresses the accounting and reporting for costs associated with exit or disposal activities, nullifies EITF 94-3 and substantially nullifies EITF 88-10. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's Unaudited Financial Statements.

The Company records restructuring costs primarily in connection with operations acquired or facility closings which management plans to eliminate in order to improve future operating results of the Company. During the fourth quarter of 2002, the Company provided approximately $1,000,000 for liabilities related to restructuring and closing costs of certain subsidiaries within its Residential Building Products Segment. During the period from January 10, 2003 to April 5, 2003, the Company recognized restructuring charges primarily associated with plant closings in the Air Conditioning and Heating Products ("HVAC") and Windows, Doors and Siding Products Segments.

Within the Windows, Doors and Siding Products Segment, the Company expects to incur additional future restructuring costs of approximately $500,000 related to restructuring plans which began to be implemented prior to April 5, 2003. Total future restructuring costs in the Windows, Doors and Siding Products Segment are expected to approximate $1,000,000 related to restructuring which began to be implemented prior to April 5, 2003. Within the HVAC Segment, the Company expects to incur no additional restructuring costs and total restructuring costs were approximately $183,000 related to restructuring plans which began to be implemented prior to April 5, 2003.

The following table sets forth restructuring activity in the accompanying unaudited condensed consolidated statement of operations for the periods presented. These costs are included primarily in selling, general and administrative expenses, net in the accompanying unaudited condensed consolidated statement of operations of the Company.

	Employee		Total
	Separation		Restructuring
	Expenses	Other	Costs
	(Amounts in thousands)
	(Unaudited)

Balance at December 31, 2001	$710	$159	$869
Payments and asset write downs	(200)	--	(200)

Balance at March 30, 2002	$510	$159	$669

Balance at December 31, 2002	$820	$645	$1,465
Other adjustments	(90)	(110)	(200)

Balance at January 9, 2003	$730	$535	$1,265
Provision	610	50	660
Payments and asset write downs	(228)	(238)	(466)

Balance at April 5, 2003	$1,112	$347	$1,459

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other restructuring costs include expenses associated with terminating other contractual arrangements, costs to prepare facilities for closure and write-offs related to equipment sales and disposals attributable to a restructuring which occurred prior to December 31, 2002.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 5, 2003
AND THE FIRST QUARTER ENDED MARCH 30, 2002

The Company is a diversified manufacturer of residential and commercial building products, operating within three principal segments: the Residential Building Products Segment, the Air Conditioning and Heating Products Segment and the Windows, Doors and Siding Products Segment. In the results of operations presented below, Other includes corporate related items, intersegment eliminations and certain income and expense not allocated to reportable segments. Through its principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing and the do-it-yourself ("DIY") and professional remodeling and renovation markets. (As used in this report, the terms "Company" and "Nortek" refer to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as "Company" and "Nortek" are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.)

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction and DIY and professional remodeling and renovation markets. The principal products sold by the segment include kitchen range hoods, built-in exhaust fans (such as bath fans and fan, heater and light combination units) and indoor air quality products. The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating and air conditioning systems ("HVAC") for custom-designed commercial applications and for residential, light commercial and manufactured structures. The Windows, Doors and Siding Products Segment, principally manufactures and distributes: (i) vinyl siding, skirting, soffit and accessories, (ii) vinyl and aluminum clad windows, (iii) vinyl patio and steel entry doors and sunrooms, (iv) vinyl fencing, railing and decking, (v) composite decking and railing and (vi) aluminum trim coil, soffit and accessories for use in the residential construction and DIY and professional renovation markets.

On November 20, 2002, the Company reorganized into a holding company structure and each outstanding share of capital stock of the Company was converted into an identical share of capital stock of Nortek Holdings, Inc. ("Nortek Holdings"), a Delaware corporation formed in 2002, with Nortek Holdings becoming the successor public company and the Company becoming a wholly-owned subsidiary of Nortek Holdings (the "Nortek Holdings Reorganization"). On January 9, 2003, Nortek Holdings, the parent company of Nortek, was acquired by certain affiliates and designees of Kelso & Company L.P. ("Kelso") and certain members of the Company's management (the "Management Investors") in accordance with the Agreement and Plan of Recapitalization by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. ("K Holdings") dated as of June 20, 2002, as amended, (the "Recapitalization Agreement") in a transaction valued at approximately $1.6 billion, including all of the Company's indebtedness (the "Recapitalization"). (See Liquidity and Capital Resources and Note B of the Notes to the unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) included elsewhere herein).

Beginning on January 9, 2003, the Company and Nortek Holdings accounted for the Recapitalization as a purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"), which results in a new valuation for the assets and liabilities of Nortek Holdings and its subsidiaries based upon fair values as of the date of the Recapitalization. As allowed under SEC Staff Accounting Bulletin No. 54, "Push Down Basis of Accounting Required in Certain Limited Circumstances", the Company has reflected all applicable purchase accounting adjustments recorded by Nortek Holdings in the Company's Consolidated Financial Statements for all SEC filings covering periods subsequent to the Recapitalization ("Push Down Accounting"). Push Down Accounting requires the Company to establish a new basis for its assets and liabilities based on the amount paid for its ownership at January 9, 2003. Accordingly, Nortek Holdings' ownership basis (including the fair value of options rolled over by the Management Investors) is reflected in Nortek's Consolidated Financial Statements beginning upon completion of the Recapitalization. In order to apply Push Down Accounting, Nortek Holdings' purchase price of approximately $468,737,000 was allocated to the assets and liabilities based on their relative fair values and approximately $440,837,000 was reflected in the Company's Stockholder's Investment as the value of Nortek Holdings' ownership in the Company upon completion of the Recapitalization. Immediately prior to the Recapitalization, the Company's Stockholder's Investment was approximately $156,702,000. Purchase price allocations are subject to refinement until all pertinent information is obtained. As of January 10, 2003, the Company preliminarily allocated the excess purchase price over the net assets acquired in the Recapitalization based on its estimates of the fair value of assets and liabilities as follows:

Excess purchase price of the
Recapitalization allocated to

Inventories	$13,234,000
Property, plant and equipment	102,474,000
Intangible assets	72,953,000
Goodwill	227,671,000
Indebtedness	(33,777,000)
Prepaid and deferred income taxes	(38,325,000)
Pension	(32,195,000)

Total	$312,035,000

During the period from January 10, 2003 to April 5, 2003, the Company reflected approximately $5,400,000 of excess purchase price allocated to inventory as a non-cash charge to cost of goods sold, approximately $2,900,000 of lower depreciation expense in cost of sales, $1,500,000 of additional amortization expense of intangible assets and $1,400,000 of lower interest expense from the amortization of premium allocated to indebtedness as compared to the Company's historical basis of accounting prior to the Recapitalization.

The Company has estimated the fair value of its assets and liabilities, including intangible assets and property, plant and equipment, as of the Recapitalization, utilizing information available at the time that the Company's Unaudited Financial Statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. The Company is in the process of obtaining outside third party appraisals of its intangible assets and property, plant and equipment.

The impact of these fair value estimates has been reflected in the Company's statement of operations for the period ended April 5, 2003. Should the intangible asset or property, plant and equipment appraisals result in differences in the average amortizable or depreciable lives of these assets or in the fair value amount of the estimates, the following estimated changes in annual operating earnings would occur:

	Increase (decrease) in operating earnings
	Property, Plant	Intangible
	and Equipment	Assets	Total

If lives are one year greater	$1,800,000	$800,000	$2,600,000
If lives are one year less	(2,100,000)	(900,000)	(3,000,000)
If fair value is $10,000,000 greater	(800,000)	(700,000)	(1,500,000)
If fair value is $10,000,000 less	800,000	700,000	1,500,000

The period from January 1, 2003 to January 9, 2003 and the period from January 10, 2003 to April 5, 2003 combined, contain 95 days while the first quarter of 2002 contained 90 days. Accordingly, operating results for 2003 include approximately $1,000,000 of additional interest expense as compared to 2002 since the Company accrues interest expense based on the number of days contained in each reporting period.

On January 17, 2003, the Company acquired Elan Home Systems L.L.C. ("Elan"). The acquisition of Elan has been accounted for under the purchase method of accounting. Accordingly, the results of Elan are included in the Company's consolidated results since the date of its acquisition. (See Note E of the Notes to the Unaudited Financial Statements included elsewhere herein.)

On April 2, 2002, the Company's wholly-owned subsidiary, Ply Gem Industries, Inc. ("Ply Gem") sold the capital stock of its subsidiary Hoover Treated Wood Products, Inc. ("Hoover") and on November 22, 2002, Ply Gem sold the capital stock of its subsidiary Richwood Building Products, Inc. ("Richwood"). The results of Richwood, which were previously part of the Windows, Doors and Siding Products Segment and Hoover, which were previously part of the Other Segment, have been excluded from earnings from continuing operations and classified separately as discontinued operations for all periods presented. Accordingly the segment information that follows excludes Richwood and Hoover for all periods.(See Note H of the Notes to the Unaudited Financial Statements included elsewhere herein).

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Unaudited Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of the Company's accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based on the Company's historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company's judgments, the results could be materially different from the Company's estimates. The Company's critical accounting policies include:

  Revenue Recognition and Related Expenses
  Inventory Valuation
  Prepaid Income Tax Assets and Deferred Tax Liabilities
  Goodwill
  Pensions and Post Retirement Health Benefits
  Insurance Liabilities
  Contingencies

Further detail regarding the Company's critical accounting policies can be found in the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K as filed with the Securities and Exchange Commission ("SEC").

The “Results of Operations” and “Liquidity and Capital Resources” sections which follow contain various tables that are intended to assist the reader in reconciling current results with the prior period.

Results of Operations

The combined first quarter 2003 pre- and post-Recapitalization periods have been compared to the first quarter 2002 for purposes of management's discussion and analysis of the results of operations. Any references, below, to the first quarter of 2003 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

	Pre-Recapitalization	Post-Recapitalization	Combined Three
	January 1, 2003 -	January 10, 2003	Months Ended
	January 9, 2003	April 5, 2003	April 5, 2003
	(Dollar amounts in thousands)

Net sales:
Residential Building Products	$16,338	$184,533	$200,871
Air Conditioning and Heating Products	8,613	151,544	160,157
Windows, Doors and Siding Products	8,824	99,124	107,948

Consolidated net sales	$33,775	$435,201	$468,976

Operating earnings (loss) *:
Residential Building Products	$2,731	$27,026	$29,757
Air Conditioning and Heating Products	(1,258)	16,521	15,263
Windows, Doors and Siding Products	(255)	2,071	1,816

Subtotal	$1,218	$45,618	$46,836
Unallocated:
Expenses and charges arising from the
Recapitalization	(87,700)	--	(87,700)
Strategic sourcing expense	(100)	(1,400)	(1,500)
Other, net	(251)	(8,804)	(9,055)

Consolidated operating earnings (loss)	$(86,833)	$35,414	$(51,419)

Depreciation and amortization expense:
Residential Building Products	348	$3,032	$3,380
Air Conditioning and Heating Products	290	2,445	2,735
Windows, Doors and Siding Products	309	3,322	3,631
Other	21	162	183

	$968	$8,961	$9,929

Operating earnings (loss) margin:
Residential Building Products	16.7%	14.6%	14.8%
Air Conditioning and Heating Products	(14.6)	10.9	9.5
Windows, Doors and Siding Products	(2.9)	2.1	1.7
Consolidated	(257.1)%	8.1%	(11.0)%

Depreciation and amortization
expense as a % of net sales:
Residential Building Products	2.1%	1.6%	1.7%
Air Conditioning and Heating Products	3.4	1.6	1.7
Windows, Doors and Siding Products	3.5	3.4	3.4
Consolidated	2.9%	2.1%	2.1%

*	During the period from January 10, 2003 to April 5, 2003, the Company reflected approximately $5,400,000 of excess purchase price allocated to inventory as a non-cash charge to cost of products sold. Approximately $3,400,000 was allocated to the Residential Building Products Segment, approximately $600,000 was allocated to the Air Conditioning and Heating Products Segment and approximately $1,400,000 was allocated to the Windows, Doors and Siding Products Segment.

The tables that follow present the unaudited net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company's principal segments for the combined period ended April 5, 2003 and the period ended March 30, 2002, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the combined period ended April 5, 2003 and the period ended March 30, 2002:

				Change in Earnings in the
	Three Months Ended			First Quarter 2003
	April 5,		March 30,	as Compared to 2002
	2003 (1)		2002	$	%
	(Dollar amounts in thousands)

Net sales:
Residential Building Products	$200,871		$179,991	$20,880	11.6%
Air Conditioning and Heating Products	160,157		147,811	12,346	8.4
Windows, Doors and Siding Products	107,948		99,410	8,538	8.6

Consolidated net sales	$468,976		$427,212	$41,764	9.8%

Operating earnings (loss):
Residential Building Products	$29,757		$27,878	$1,879	6.7%
Air Conditioning and Heating Products	15,263		13,555	1,708	12.6
Windows, Doors and Siding Products	1,816		6,826	(5,010)	(73.4)

Subtotal	$46,836		$48,259	$(1,423)	(2.9)
Unallocated:
Expenses and charges arising from the
Recapitalization	(87,700)		--	(87,700)	*
Strategic sourcing expense	(1,500)		--	(1,500)	*
Other, net	(9,055)		(10,511)	1,456	13.9

Consolidated operating earnings (loss)	$(51,419)		$37,748	$(89,167)	(236	.2)%

Depreciation and amortization expense:
Residential Building Products	$3,380		$4,168	$(788)	(18	.9)%
Air Conditioning and Heating Products	2,735		3,306	(571)	(17.3)
Windows, Doors and Siding Products	3,631		3,469	162	4.7
Other	183		151	32	21.2

	$9,929		$11,094	$(1,165)	(10	.5)%

Operating earnings (loss) margin:
Residential Building Products	14.8%		15.5%
Air Conditioning and Heating Products	9.5		9.2
Windows, Doors and Siding Products	1.7		6.9
Consolidated	(11	.0)%	8.8%

Depreciation and amortization
expense as a % of net sales:
Residential Building Products	1.7%		2.3%
Air Conditioning and Heating Products	1.7		2.2
Windows, Doors and Siding Products	3.4		3.5
Consolidated	2.1%		2.6%

(1)	The three month period ended April 5, 2003 represents the combined pre- and post-Recapitalization periods of January 1, 2003 through January 9, 2003 and January 10, 2003 through April 5, 2003, respectively.

*	not meaningful

The combined first quarter 2003 pre- and post-Recapitalization periods have been compared to the first quarter 2002 for purposes of management's discussion and analysis of the results of operations. Any references, below, to the first quarter of 2003 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

	Pre-Recapitalization	Post-Recapitalization	Combined Three
	Jan. 1, 2003 -	Jan. 10, 2003 -	Months Ended
	Jan. 9, 2003	Apr. 5, 2003	Apr. 5, 2003
	(Dollar amounts in millions)

Net sales	$33.8	$435.2	$469.0
Cost of products sold	26.3	319.8	346.1
Selling, general and administrative expenses, net	6.5	77.2	83.7
Amortization of intangible assets	.1	2.8	2.9
Expenses and charges arising from the
Recapitalization	87.7	--	87.7

Operating earnings (loss)	(86.8)	35.4	(51.4)
Interest expense	(2.3)	(25.6)	(27.9)
Investment income	.1	.4	.5

Earnings (loss) before provision (benefit) for
income taxes	(89.0)	10.2	(78.8)
Provision (benefit) for income taxes	(24.1)	4.0	(20.1)

Net earnings (loss)	$(64.9)	$6.2	$(58.7)

	Pre-Recapitalization		Post-Recapitalization	Combined Three
	January 1, 2003 -		January 10, 2003 -	Months Ended
	January 9, 2003		April 5, 2003	April 5, 2003

Net sales		100.0%	100.0%		100.0%
Cost of products sold		77.8	73.5		73.8
Selling, general and administrative expenses, net		19.2	17.7		17.9
Amortization of intangible assets		.3	.7		.6
Expenses and charges arising from the
Recapitalization		259.5	--		18.7

Operating earnings (loss)		(256.8)	8.1		(11.0)
Interest expense		(6.8)	(5.9)		(5.9)
Investment income		.3	.1		.1

Earnings (loss) before provision (benefit) for
income taxes		(263.3)	2.3		(16.8)
Provision (benefit) for income taxes		(71.3)	.9		(4.3)

Earnings (loss)	(192	.0)%	1.4%	(12	.5)%

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the first quarter ended April 5, 2003 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in Earnings in the
	First Quarter Ended		First Quarter 2003
	April 5,	March 30,	as Compared to 2002
	2003 (1)	2002	$	%
	(Dollar amounts in millions)

Net sales	$469.0	$427.2	$41.8	9.8%
Cost of products sold	346.1	312.8	(33.3)	(10.6)
Selling, general and administrative expenses, net	83.7	75.2	(8.5)	(11.3)
Amortization of intangible assets	2.9	1.5	(1.4)	(93.3)
Expenses and charges arising from the
Recapitalization	87.7	--	(87.7)	*

Operating earnings (loss)	(51.4)	37.7	(89.1)	(236.3)
Interest expense	(27.9)	(24.1)	(3.8)	(15.8)
Investment income	.5	1.7	(1.2)	(70.6)

Earnings (loss) from continuing operations
before provision (benefit) for income taxes	(78.8)	15.3	(94.1)	*
Provision (benefit) for income taxes	(20.1)	5.9	(26.0)	*

Earnings (loss) from continuing operations	(58.7)	9.4	(68.1)	*
Earnings from discontinued operations	--	1.2	(1.2)	*

Net earnings (loss)	$(58.7)	$10.6	$(69.3)	*

(1)	The three month period ended April 5, 2003 represents the combined pre- and post-Recapitalization periods of January 1, 2003 through January 9, 2003 and January 10, 2003 through April 5, 2003, respectively.

*	not meaningful

	Percentage of Net Sales			Change in Percentage
	First Quarter Ended			for the First
	April 5,		March 30,	Quarter 2003
	2003 (1)		2002	as Compared to 2002

Net sales		100.0%	100.0%		---%
Cost of products sold		73.8	73.2		(.6)
Selling, general and administrative expenses,net		17.9	17.6		(.3)
Amortization of intangible assets		.6	.4		(.2)
Expense and charges arising from the
Recapitalization		18.7	--		(18.7)

Operating earnings (loss)		(11.0)	8.8		(19.8)
Interest expense		(5.9)	(5.6)		(.3)
Investment income		.1	.4		(.3)

Earnings (loss) from continuing operations
before provision (benefit) for income taxes		(16.8)	3.6		(20.4)
Provision (benefit) for income taxes		(4.3)	1.4		5.7

Earnings (loss) from continuing operations		(12.5)	2.2		(14.7)
Earnings from discontinued operations	--		.3		(.3)

Net earnings (loss)	(12	.5)%	2.5%	(15	.0)%

Combined consolidated net sales increased approximately $41,800,000 or 9.8% for the first quarter of 2003 as compared to the first quarter of 2002. The effect of changes in foreign currency exchange rates accounted for approximately $8,300,000 of the increase in net sales in the first quarter of 2003. Net sales increased for the first quarter of 2003 as compared to the first quarter of 2002 as a result of acquisitions, price increases and higher net sales volume. The acquisition of Elan in January of 2003 contributed approximately $4,900,000 of the total increase in net sales for the first quarter of 2003 as compared to the first quarter of 2002. Excluding the effect of the acquisition and changes in foreign currency exchange rates, consolidated net sales increased approximately $28,600,000 or 6.7% from the first quarter of 2003 as compared to the first quarter of 2002 as follows:

	Net sales
	Amount	% Change

Net sales for the period Jan. 1, 2003 to Jan. 9, 2003	$33,800,000
Net sales for the period Jan. 10, 2003 to April 5, 2003	435,200,000

Total combined net sales	469,000,000
Net sales for the period Jan. 1, 2002 to Mar. 30, 2002	427,200,000

Net increase	41,800,000	9.8%
Effect of the acquisition of Elan	(4,900,000)
Effect of changes in foreign currency exchange rates	(8,300,000)

Increase	$28,600,000	6.7%

This increase is summarized by segment as follows:

	Increase in net sales
	Amount	%

Residential Building Products	$10,100,000	5.6%
Air Conditioning and Heating Products	10,400,000	7.0
Windows, Doors and Siding Products	8,100,000	8.1

	$28,600,000	6.7%

Overall, increases in sales levels in the first quarter of 2003 reflect the ongoing stability of the housing construction and remodeling markets and our expanded branding effort in our line of air conditioning and heating products, partially offset by adverse weather conditions in the Northeast and Midwest, the general slowdown in commercial construction activity and the continued softness in the manufactured housing market. The first quarter ended April 5, 2003 includes 95 days while the first quarter ended March 30, 2002 includes 90 days. For the first quarter ended April 5, 2003 and the first quarter ended March 30, 2002, the Company's net sales to customers serving the manufactured housing markets, principally consisting of air conditioners, furnaces and vinyl siding and skirting products, constituted approximately 7.5% and 9.2%, respectively, of the Company's consolidated net sales. The increase in net sales volume in the Residential Building Products Segment was, in part, the result of new products and the ongoing stability in the residential housing construction and remodeling markets. Increased sales volume of bathroom exhaust fans and garage door openers was also a factor in the increase in this segment. The increase in net sales in the Air Conditioning and Heating Products Segment, was principally due to continued growth resulting from this segment's brand-name strategy resulting in increased sales volume of HVAC products to the residential site built market. In the first quarter of 2003, the segment benefited from the recent introduction of our Westinghouse® and Maytag® brands. These increases were partially offset by the general slowdown in commercial construction activity, which reduced the level of shipments of the Company's commercial HVAC products and lower sales to the manufactured housing market in this segment as continued softness is being experienced by this industry. The trend of lower levels of orders and shipments of commercial HVAC products is expected to continue throughout 2003. The increase in net sales in the Windows, Doors and Siding Products Segment was principally due to continued stability in new residential construction and remodeling activity, increased sales prices and volume of vinyl siding products, and increased volume of windows by the Segment's Canadian operations. These increases were partially offset by lower sales volume of domestic window products, in part, due to adverse weather conditions in the first quarter of 2003 in the Northeast and Midwest.

Cost of products sold of $346,100,000, as a percentage of net sales, increased from approximately 73.2% in the first quarter of 2002 to approximately 73.8% in the first quarter of 2003. Cost of products sold for the first quarter of 2003 includes approximately $2,600,000 of cost of products sold from the acquisition of Elan, an increase of approximately $6,800,000 related to the effect of changes in foreign currency exchange rates, a non-cash charge of approximately $5,400,000, related to the amortization of excess purchase price allocated to inventory and approximately $2,900,000 of lower depreciation expense as a result of the fair value adjustment to property, plant and equipment. Excluding the effect of the acquisition (which has a lower cost of sales as a percentage of net sales than the overall group of businesses owned prior to the acquisition), changes in foreign currency exchange rates, the write-off of excess purchase price allocated to inventory and lower depreciation expense as a result of the fair value adjustment to property, plant and equipment, cost of products sold was approximately $334,200,000 or approximately 73.3% as a percentage of net sales during the first quarter of 2003 as compared to 73.2% in the first quarter of 2002 as follows:

	Cost of products sold
	Amount	% of Net Sales

Cost of products sold for the period Jan. 1, 2003 to Jan. 9, 2003	$26,300,000
Cost of products sold for the period Jan. 10, 2003 to April 5, 2003	319,800,000

Total combined cost of products sold	346,100,000	73.8%
Effect of the acquisition of Elan	(2,600,000)
Effect of changes in foreign currency exchange rates	(6,800,000)
Effect of the write-off of excess purchase price for inventory	(5,400,000)
Effect of the reduction in depreciation expense on property and equipment
resulting from fair value adjustments	2,900,000

	$334,200,000	73.3%

Material costs represented approximately 44.4% and 44.0% of net sales for the first quarter of 2003 compared to the first quarter of 2002, respectively. Material costs as a percent of net sales increased in the first quarter of 2003 compared to the first quarter of 2002 primarily due to the increase in the cost of PVC resin and steel beginning in the second half of 2002. This increase was partially offset by decreases in product costs including lower costs achieved from the Company's strategic sourcing initiative. The increase in the percentage in the first quarter of 2003 as compared to the first quarter of 2002, included the effect of higher raw material costs, primarily PVC resin, in the Windows, Doors and Siding Products Segment for the first quarter of 2003 as compared to the first quarter of 2002. PVC resin costs have steadily increased since the second half of 2002 and the Company expects this trend to continue through 2003. A number of manufacturers of other products (including building products that the Company does not manufacture or sell) compete with the Company for the available supply of PVC resin. The manufacturing process for PVC resin suppliers, utilizes ethylene, which is refined from either oil or natural gas. As a result of these and other factors, the price of PVC resin is subject to volatility. In the first quarter of 2003, both the price of oil and natural gas were near all time highs due to a number of factors, including shortness of supply, strong demand and the conflict in Iraq. The Company also realized slightly higher prices on steel products for the first quarter of 2003 as compared to the first quarter of 2002. These increases were partially offset by reductions realized in the cost of certain purchased materials and component parts, in part, due to strategic sourcing initiatives and manufacturing cost reduction measures implemented in 2002. In addition, increased sales volume of HVAC products to residential site built customers in the Air Conditioning and Heating Products Segment, without a proportionate increase in cost was also a factor. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense ("SG&A") was $83,700,000 in the first quarter of 2003 and $75,160,000 in the first quarter of 2002. SG&A as a percentage of net sales increased from approximately 17.6% in the first quarter of 2002 to approximately 17.9% in the first quarter of 2003. SG&A expense in the first quarter of 2003 includes approximately $1,500,000 of direct expenses and third party fees associated with the Company's strategic sourcing initiative, approximately $1,600,000 of SG&A expense from the acquisition of Elan and an increase of approximately $1,300,000 related to the effect of changes in foreign currency exchange rates. The direct expenses and third party fees associated with the Company's strategic sourcing initiative are set forth separately in the segment data. Excluding the effect of (a) expenses related to the Company's strategic sourcing initiative in the first quarter of 2003, (b) the acquisition of Elan (which has a higher level of SG&A as a percentage of net sales than the overall group of businesses owned prior to the acquisition) and (c) the effect of changes in foreign currency exchange rates in the first quarter of 2003, SG&A was approximately $79,300,000 or approximately 17.4% as a percentage of net sales during the first quarter of 2003 as compared to 17.6% in the first quarter of 2002 as follows:

	Selling, general and
	administrative expenses
		% of Net
	Amount	Sales

SG&A for the period Jan. 1, 2003 to Jan. 9, 2003	$6,500,000
SG&A for the period Jan. 10, 2003 to April 5, 2003	77,200,000

Total combined SG&A	83,700,000	17.9%
Effect of the acquisition of Elan	(1,600,000)
Strategic sourcing initiative fees and expenses	(1,500,000)
Effect of changes in foreign currency exchange rates	(1,300,000)

	$79,300,000	17.4%

The decrease in the percentage is due, in part, to lower compensation and benefit expenses of certain members of management subsequent to the Recapitalization.

Amortization of intangible assets, as a percentage of net sales, increased from approximately 0.4% in the first quarter of 2002 to approximately 0.6% in the first quarter of 2003 principally as a result of approximately $1,500,000 of increased amortization in relation to the increase from the estimated amount of fair value adjustment to intangible assets arising from the Recapitalization.

Expenses and charges arising from the Recapitalization, as a percentage of net sales were 18.7% in the first quarter of 2003. See Liquidity and Capital Resources and Notes B, F and I of the Notes to the Unaudited Financial Statements included elsewhere herein, for further discussion of these expenses and charges.

Consolidated operating earnings decreased by approximately $89,100,000 from earnings of approximately $37,700,000 in the first quarter of 2002 to a loss of approximately $51,400,000 in the first quarter of 2003 as a result of the factors discussed above.

Consolidated operating earnings, in the first quarter of 2003, have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt premium and discount) of approximately $9,929,000 and $11,094,000 for the first quarter of 2003 and 2002, respectively. Consolidated operating earnings for the first quarter of 2003 includes approximately $1,500,000 of additional amortization expense of intangible assets, approximately $5,400,000 of write-off of excess purchase price allocated to inventory and $2,900,000 of lower depreciation expense of property, plant and equipment as a result of the fair value adjustments arising from the Recapitalization.

Excluding the effect of (a) approximately $87,700,000 of fees and expenses associated with the Recapitalization of the Company in the first quarter of 2003, (b) approximately $1,500,000 of direct expense and third party fees associated with the Company's strategic sourcing initiative incurred in the first quarter of 2003, (c) approximately $700,000 of operating earnings contributed by the acquisition of Elan, (d) the non-cash charge of approximately $5,400,000 related to the write-off of excess purchase price allocated to inventory, (e) $2,900,000 of lower depreciation expense as a result of the fair value adjustment to property, plant and equipment, (f) approximately $1,500,000 of increased amortization in relation to the increase from the estimated amount of fair value adjustment to intangible assets and (g) approximately $300,000 of increased operating earnings from the effect of changes in foreign currency exchange rates in the first quarter of 2003, operating earnings increased approximately $3,100,000 from approximately $37,700,000 in the first quarter of 2002 to $40,800,000 in the first quarter of 2003 as follows:

Operating earnings
Amount

Operating earnings for the period Jan. 1, 2003 to Jan. 9, 2003	$(86,800,000)
Operating earnings for the period Jan. 10, 2003 to April 5, 2003	35,400,000

Total combined operating earnings	(51,400,000)
Fees and expenses arising from the Recapitalization	87,700,000
Strategic sourcing initiative fees and expenses	1,500,000
Effect of the acquisition of Elan	(700,000)
Effect of the write-off of excess purchase price for inventory	5,400,000
Effect of the reduction in depreciation expense
on property and equipment resulting from fair value adjustments	(2,900,000)
Amortization expense on fair value of intangible assets	1,500,000
Effect of changes in foreign currency exchange rates	(300,000)

$40,800,000
Operating earnings for the period Jan. 1, 2002 to March 30, 2002	37,700,000

Increase	$3,100,000

This increase is summarized by segment as follows:

	Increase (decrease) in
	operating earnings
	Amount	%

Residential Building Products	$3,400,000	12.2%
Air Conditioning and Heating Products	1,800,000	13.3
Windows, Doors and Siding Products	(3,500,000)	(51.5)

Subtotal	1,700,000	3.5
Other	1,400,000	13.3

	$3,100,000	8.2%

The increase in operating earnings in the Residential Building Products Segment was primarily as a result of increased sales volume, principally bathroom exhaust fans, due to continued stability of new home construction and remodeling markets and increased sales of garage door openers. The increase in operating earnings in the Air Conditioning and Heating Products Segment in 2003 was principally due to increased sales volume of HVAC products to customers serving the residential site built market without a proportionate increase in costs and expenses, partially offset by a decrease in operating earnings of certain product lines due to the general slowdown in the commercial construction and manufactured housing markets. The decrease in operating earnings in the Windows, Doors and Siding Products Segment in 2003 was primarily as a result of an increase in raw materials, primarily PVC resin, partially offset by higher sales prices and volume of vinyl siding products, as compared to 2002. The operating results of this Segment for the first quarter of 2003 also included approximately $500,000 of severance and other costs associated with the closure of a manufacturing facility and approximately $1,300,000 of costs and expenses of expanded distribution including adding new customers.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries, were approximately 5.0% and 8.6% of operating earnings (before corporate overhead) in the first quarter of 2003 and 2002, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest expense in the first quarter of 2003 increased approximately $3,800,000 or approximately 15.8% as compared to the first quarter of 2002, primarily due to approximately $4,100,000 of interest expense from the amortization of the Bridge Facility commitment fees and related expenses. Interest expense in the first quarter of 2002 includes a non-cash reduction in interest expense of approximately $450,000 related to the Company's interest rate collar agreement, which was terminated in August 2002. The period from January 1, 2003 to January 9, 2003 and the period from January 10, 2003 to April 5, 2003 combined, contain 95 days while the first quarter of 2002 contained 90 days. Accordingly, operating results for 2003 include approximately $1,000,000 of additional interest expense as compared to 2002 since the Company accrues interest expense based on the number of days contained in each reporting period. The increase in interest expense was partially offset by approximately $1,400,000 of lower interest expense from the amortization of premium arising from the fair value adjustment on the date of the Recapitalization allocated to indebtedness as compared to the Company's historical basis of accounting prior to the Recapitalization and reflects the effect of a net reduction in debt. In 2002, interest expense included approximately $850,000 of non-cash amortization of deferred debt expense and original issue discount. (See Notes A, B and D of the Notes to the Unaudited Financial Statements included elsewhere herein.)

Investment income decreased approximately $1,200,000 or 70.6% in the first quarter of 2003 as compared to the first quarter of 2002 primarily as a result of lower average invested balances in the first quarter of 2003 primarily as a result of the funds utilized in the Recapitalization. Included in investment income in the first quarter of 2002 was approximately $650,000 related to restricted investments and marketable securities held by pension trusts (including related party amounts) which funds were distributed to participants on the date of the Recapitalization.

The income tax benefit from continuing operations was approximately $20,100,000 for the first quarter of 2003 as compared to a tax provision from continuing operations of approximately $5,900,000 for the first quarter of 2002. The income tax rates in both years differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, foreign income tax on foreign source income, state income tax provisions, and in 2003 due to the Recapitalization. (See Notes A, B and J of the Notes to the Unaudited Financial Statements included elsewhere herein.)

Earnings from discontinued operations was approximately $1,200,000 for the first quarter of 2002. The table that follows presents a summary of the operating results of discontinued operations for the three months ended March 30, 2002. (See Note H of the Notes to the Unaudited Financial Statements included elsewhere herein.)

Three Months Ended
March 30, 2002
(Amounts in thousands)
(Unaudited)

Net Sales	$19,500

Earnings before income taxes	$2,000
Income tax provision	800

Earnings from discontinued operations	$1,200

Depreciation and amortization expense	$405

SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company adopted SFAS No. 143 on January 1, 2003. Adoption of this accounting standard was not material to the Company's Unaudited Financial Statements.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS No. 145"), was issued in April 2002 and addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on extinguishment of debt that does not meet the criteria of APB 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The provisions of this statement related to the extinguishment of debt are effective for financial statements issued in fiscal years beginning after May 15, 2002 with early application encouraged. The Company adopted SFAS No. 145 on January 1, 2003 and adoption of this accounting standard was not material to the results presented in the Unaudited Financial Statements.

Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses the accounting and reporting for costs associated with exit or disposal activities, nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination" ("EITF 88-10"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's Unaudited Financial Statements. (See Note M of the Notes to the Unaudited Financial Statements included elsewhere herein.)

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting" ("APB No. 28"). The Company accounts for stock-based compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has provided the required disclosures under SFAS No. 148 in Note K of the Notes to the Unaudited Financial Statements included elsewhere herein.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). Along with new disclosure requirements, FIN 45 requires guarantors to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. This differs from the current practice to record a liability only when a loss is probable and reasonably estimable. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002 and adopted the entire interpretation on January 1, 2003. Adoption of FIN 45 was not material to the Company's Consolidated Financial Statements. (See Note L of the Notes to the Unaudited Financial Statements included elsewhere herein.)

Liquidity and Capital Resources

On January 8, 2003, at a special meeting of stockholders of Nortek Holdings, the stockholders approved the following amendments to the certificate of incorporation (the "Stockholder Approval"), which were required in order to complete the Recapitalization:

  A new class of common stock, Class A Common Stock, par value $1.00 per share, of Nortek Holdings was created consisting of 19,000,000 authorized shares.

  At the time that the amendment to the certificate of incorporation became effective, each share of common stock, par value $1.00 per share and special common stock, par value $1.00 per share outstanding, was reclassified into one share of a new class of mandatorily redeemed common stock, Class B Common Stock, par value $1.00 per share, of Nortek Holdings consisting of 14,000,000 authorized shares.

  Class B Common Stock was required to be immediately redeemed for $46 per share in cash upon completion of the Recapitalization.

  The authorized number of shares of Series B Preference Stock, par value $1.00 per share, was increased to 19,000,000 authorized shares.

Following the Stockholder Approval, common stock and special common stock held by the Management Investors were exchanged for an equal number of newly created shares of Series B Preference Stock. In addition, certain options to purchase shares of common and special common stock held by the Management Investors were exchanged for fully vested options to purchase an equal number of shares of the newly created Class A Common Stock. The remaining outstanding options, including some held by Management Investors, were cancelled in exchange for the right to receive a single lump sum cash payment equal to the product of the number of shares of common stock or special common stock underlying the option and the amount by which the redemption price of $46 per share exceeded the per share exercise price of the option.

On January 9, 2003, in connection with the Recapitalization, Kelso purchased newly issued shares of Series B Preference Stock for approximately $355,923,000 and purchased shares of Series B Preference Stock held by the Management Investors for approximately $18,077,000. Newly issued Class A Common Stock of approximately $3,262,000 was purchased by designated third parties. Shares of Series B Preference Stock held by the Management Investors that were not purchased by Kelso were converted into an equal number of shares of Class A Common Stock. In addition, the Company declared and distributed to Nortek Holdings a dividend of approximately $120,000,000 and distributed approximately $27,900,000 for reimbursement of fees and expenses of Kelso, which were paid out of the Company's unrestricted cash and cash equivalents on hand and were permissible under the most restrictive covenants with respect to the indentures of the Company's 8 7/8% Senior Notes due 2008, 9 1/4% Senior Notes due 2007, 9 1/8% Senior Notes due 2007 and 9 7/8% Senior Subordinated Notes due 2011 (the "Existing Notes").

Nortek Holdings used the proceeds from the purchase by Kelso and designated third parties of the newly issued Series B Preference Stock and Class A Common Stock and the dividend from Nortek to redeem Nortek Holdings' Class B Common Stock and to cash out options to purchase common and special common stock totaling approximately $479,185,000. Kelso also purchased from certain Management Investors 392,978 shares of Series B Preference Stock for approximately $18,077,000.

In connection with the Recapitalization, K Holdings received a bridge financing letter from a lender for a senior unsecured term loan facility not to exceed $955,000,000 (the "Bridge Facility"). The Bridge Facility was intended to be used to fund, if necessary, any change in control offers the Company might have made in connection with the Recapitalization. The Company did not use this Bridge Facility because the structure of the Recapitalization did not require the Company to make any change of control offers. The commitment letter expired on January 31, 2003. As a result, the Company's consolidated interest expense for the period from January 10, 2003 to April 5, 2003 includes approximately $4,100,000 of interest expense from the amortization of the Bridge Facility commitment fees and related expenses.

In January 2003, Nortek Holdings filed for the deregistration of its shares of common and special common stock under the Securities Exchange Act of 1934. Nortek Holdings' shares of common and special common stock are no longer publicly traded. The Company will continue to file periodic reports with the SEC as required by the respective indentures of the Company's Existing Notes.

Under the terms of one of the Company's supplemental executive retirement plans ("SERP"), the Company was required to make one-time cash payments to participants in such plan in satisfaction of obligations under that plan when the Recapitalization was completed. Accordingly, the Company made a distribution of approximately $75,100,000 to the participants in the plan from funds included in the Company's Consolidated Balance Sheet at December 31, 2002 and classified in long-term assets in restricted investments and marketable securities held by pension trusts and transferred to one of the participants a life insurance policy with approximately $10,300,000 of cash surrender value to satisfy a portion of the SERP’s obligation to such participant. The termination and settlement of the obligation of this SERP resulted in a curtailment loss on January 9, 2003. (See Notes B and F of the Notes to the Unaudited Financial Statements included elsewhere herein.)

The total amount of transaction fees and related costs incurred by the Company and Kelso associated with the Recapitalization was approximately $47,348,000, including the $27,900,000 noted above, of which approximately $10,500,000 of advisory fees and expenses was paid to Kelso & Company L.P. A portion of these fees and expenses was recorded by the Company in selling, general and administrative expense, since they were obligations of the Company prior to the Recapitalization. Approximately $12,848,000 was recorded as expense on January 9, 2003 since these fees and expenses became obligations of the Company upon consummation of the Recapitalization. Approximately $6,600,000 of expense was previously recorded by the Company in the year ended December 31, 2002. (See Notes B and F of the Notes to the Unaudited Financial Statements included elsewhere herein.)

The Company is highly leveraged and expects to continue to be highly leveraged for the foreseeable future. The Company had consolidated debt at April 5, 2003, of approximately $1,012,225,000 (including approximately $13,137,500 of unamortized debt premium) consisting of (i) $10,980,000 of short-term borrowings and current maturities of long-term debt, (ii) $43,659,000 of notes, mortgage notes and other indebtedness, (iii) $213,040,000 of 8 7/8% Senior Notes due 2008 ("8 7/8% Notes"), (iv) $315,190,000 of 9 1/8% Senior Notes due 2007 ("9 1/8% Notes"), (v) $178,743,000 of 9 1/4% Senior Notes due 2007 ("9 1/4% Notes") and (vi) $250,613,000 of 9 7/8% Senior Subordinated Notes due 2011 ("9 7/8% Notes").

The indentures and other agreements governing the Company and its subsidiaries' indebtedness (including the indentures for the 8 7/8% Notes, the 9 1/8% Notes, the 9 1/4% Notes and the 9 7/8% Notes, as well as, the credit agreement for the Senior Secured Credit Facility) contain certain restrictive financial and operating covenants including covenants that restrict the ability of the Company and its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

At April 5, 2003, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $90,183,000 as compared to approximately $294,804,000 at December 31, 2002. The decrease in unrestricted cash was primarily due to the dividend and payment of fees and expenses associated with the Recapitalization (see Note B of the Notes to the Unaudited Financial Statements included elsewhere herein) and seasonal increases in working capital. The Company's debt to equity ratio was approximately 2.2:1 at April 5, 2003 as compared to approximately 3.1:1 at December 31, 2002. The change in the ratio was primarily due to an increase in stockholder's investment, primarily as a result of the Recapitalization, which contributed approximately $284,135,000 to equity and was partially offset by a fair market value adjustment with a net increase in indebtedness of approximately $18,000,000.

The Company's ability to pay interest on or to refinance its indebtedness depends on the Company's future performance, working capital levels and capital structure which are subject to general economic, financial, competitive, legislative, regulatory and other factors which may be beyond its control. There can be no assurance that the Company will generate sufficient cash flow from the operation of its subsidiaries or that future financings will be available on acceptable terms or in amounts sufficient to enable the Company to service or refinance its indebtedness, or to make necessary capital expenditures.

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

EBITDA from operations is operating earnings from continuing operations plus depreciation and amortization expense (other than amortization of deferred debt expense and debt premium and discount) and the non cash write-off of the portion of the excess purchase price from acquisitions allocated to inventories. For the periods January 1, 2003 through January 9, 2003, January 10, 2003 through April 5, 2003 and the three months ended March 30, 2002, the Company had consolidated earnings (loss) before depreciation, amortization, non cash write-off of the portion of the excess purchase price from acquisitions allocated to inventories, interest, net and income taxes (“EBITDA”) of approximately $(85,865,000), $49,779,000, and $48,842,000, respectively. Adjusted EBITDA excludes expenses and charges arising from the Recapitalization. For the periods January 1, 2003 through January 9, 2003, January 10, 2003 through April 5, 2003 and the three months ended March 30, 2002, the Company had Adjusted EBITDA of approximately $1,835,000, $49,779,000, and $48,842,000, respectively. EBITDA is presented as it is a common analytical measurement utilized by investors to assess the Company’s performance. The Company’s common stock is no longer publicly traded. In accordance with the indentures of the Company’s Existing Notes, the Company is required to continue to file periodic reports with the SEC. Numerous covenants contained in the indentures to the Existing Notes require financial measurements involving a cash flow measure similar to EBITDA. In addition, EBITDA is presented as it allows bondholders to assess the Company’s ability to service and incur indebtedness. We also believe that EBITDA, when considered with other information, is useful to investors to analyze current results since it reflects operating results before depreciation, amortization and other non-cash items, which items are based on historical cost and varying depreciable lives. Since each of the Company’s segments, its competitors and other investment opportunities available to bondholders all have differing historical cost structures, EBITDA is another measurement available to investors, particularly bondholders, to make investment decisions. EBITDA should not be considered as an alternative to earnings from continuing operations, net earnings or cash flow measures as determined in accordance with accounting principles generally accepted in the United States.

The following table presents a reconciliation from operating earnings, which is the most directly comparable financial measure under accounting principles generally accepted in the United States, to EBITDA and Adjusted EBITDA for the periods presented:

	For the Periods
	Post-Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Apr. 5, 2003	Jan. 9, 2003	Mar. 30, 2002

Operating earnings (loss)	$35,414,000	$(86,833,000)	$37,748,000
Depreciation expense	6,151,000	831,000	9,589,000
Amortization of intangible assets	2,810,000	137,000	1,505,000
Non cash charge of purchase price
allocated to inventory	5,404,000	--	--

EBITDA	49,779,000	(85,865,000)	48,842,000
Expenses and charges arising from the
Recapitalization	--	87,700,000	--

Adjusted EBITDA	$49,779,000	$1,835,000	$48,842,000

Accordingly, the Company expects to meet its cash flow requirements through fiscal 2003 from cash generated from operations, existing cash and cash equivalents, and, if necessary, the utilization of the Company's Senior Secured Credit Facility and mortgage, capital lease or other financings. As of April 5, 2003, approximately $28,545,000 of letters of credit had been issued as additional security for approximately $28,100,000 of industrial revenue bonds and capital leases outstanding (included in notes, mortgage notes and obligations payable in the accompanying condensed consolidated balance sheet at April 5, 2003), relating to several of the Company's manufacturing facilities.

The Company and its subsidiaries have entered into a number of operating lease obligations, purchase obligations and have guaranteed certain obligations of various third parties. No significant changes in these obligations have occurred since December 31, 2002. See the Company's annual report on Form 10-K at December 31, 2002 for amounts outstanding at December 31, 2002.

Unrestricted cash and cash equivalents decreased from approximately $294,804,000 at December 31, 2002 to approximately $70,165,000 at April 5, 2003. At April 5, 2003 marketable securities available for sale were approximately $20,018,000 which consisted primarily of federal agency discount notes, commercial paper, treasury bills and money market instruments. At December 31, 2002, the Company did not have any marketable securities available for sale. During the fourth quarter of 2002, all marketable securities available for sale matured and the proceeds were invested in short-term investments. The Company has classified as restricted in the accompanying condensed consolidated balance sheet certain investments and marketable securities that are not fully available for use in its operations. At April 5, 2003, approximately $5,636,000 (of which $4,346,000 is included in current assets) of cash, investments and marketable securities is held primarily as collateral for insurance and letter of credit requirements.

Capital expenditures were approximately $5,993,000 in the first quarter of 2003 compared to approximately $4,294,000 in the first quarter of 2002. Capital expenditures were approximately $28,500,000 for the year ended December 31, 2002 and are expected to be between $40,000,000 and $50,000,000 in 2003.

At May 15, 2003, there was no amount available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company's most restrictive Indenture. (See Note G of the Notes to the Unaudited Financial Statements included elsewhere herein.)

The Company's working capital and current ratio decreased from approximately $451,085,000 and 2.5:1, respectively, at December 31, 2002 to approximately $327,752,000 and 2.0:1, respectively, at April 5, 2003 principally as a result of the factors described below.

Accounts receivable increased approximately $34,051,000 or approximately 15.1%, between December 31, 2002 and April 5, 2003, while net sales increased approximately $32,198,000 or approximately 7.4% in the first quarter of 2003 as compared to the fourth quarter of 2002. The acquisition of Elan in the first quarter of 2003 contributed $2,617,000 and $4,874,000 to the increase in accounts receivable and net sales, respectively. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on April 5, 2003 as compared to December 31, 2002. The Company has not experienced any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 2003.

Inventories increased approximately $44,563,000 or approximately 25.3%, between December 31, 2002 and April 5, 2003. Approximately $8,067,000 of the increase was as a result of the net remaining fair market value adjustment of inventories at April 5, 2003 arising from the Recapitalization. The acquisition of Elan contributed an additional approximate $4,234,000 to the increase in inventories.

Accounts payable increased approximately $43,026,000 or approximately 34.0%, between December 31, 2002 and April 5, 2003. The acquisition of Elan contributed approximately $1,036,000 to this increase.

Changes in certain working capital accounts, as noted above, between December 31, 2002 and April 5, 2003, differ from the changes reflected in the Company’s Condensed Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the three preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Unrestricted cash and cash equivalents decreased approximately $154,501,000 from December 31, 2002 to January 9, 2003 and decreased approximately $70,138,000 from January 10, 2003 to April 5, 2003, principally as a result of the following:

	Condensed Consolidated Cash Flows(*)
	January 10, 2003 -	January 1, 2003 -
	April 5, 2003	January 9, 2003

Operating Activities:
Cash flow from operations, net	$28,195,000	$(22,304,000)
(Increase) decrease in accounts receivable, net	(32,672,000)	2,749,000
Increase in inventories	(28,688,000)	(3,444,000)
Decrease in prepaids and other current assets	1,368,000	204,000
Increase in accounts payable	40,046,000	957,000
(Decrease) increase in accrued expenses and taxes	(37,799,000)	24,648,000
Investing Activities:
Purchases of marketable securities	(20,018,000)	--
Net cash paid for Elan	(17,237,000)	--
Capital expenditures	(5,437,000)	(556,000)
Increase in restricted cash and investments	(8,000)	(48,000)
Financing Activities:
Increase (decrease) in borrowings, net	3,972,000	(1,358,000)
Dividend paid and transfers to Nortek Holdings
net of capital contributed	--	(143,297,000)
Other, net	(1,860,000)	(12,052,000)

	$(70,138,000)	$(154,501,000)

(*)	Summarized from the Company's Condensed Consolidated Statement of Cash Flows for the period January 1, 2003 to January 9, 2003 and the period January 10, 2003 to April 5, 2003. (See the Unaudited Financial Statements included elsewhere herein.)

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

The Company's performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, inflation, consumer confidence and unemployment.

The demand for the Company's products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. The Company's lower sales levels usually occur during the first and fourth quarters. Since a high percentage of the Company's manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. In addition, the demand for cash to fund the working capital of the Company's subsidiaries is greater from late in the first quarter until early in the fourth quarter.

Market Risk

As discussed more specifically below, the Company is exposed to market risks related to changes in interest rates, foreign currencies and commodity pricing. The Company does not use derivative financial instruments, except on a limited basis, to hedge certain economic exposures. The Company does not enter into derivative financial instruments or other financial instruments for trading purposes.

There have been no significant changes in market risk from the December 31, 2002 disclosures included in the Company's annual report on Form 10-K.

A. Interest Rate Risk

The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company's ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.

The Company's investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. There have been no significant changes in interest rate risk from the December 31, 2002 disclosures included in the Company's annual report on Form 10-K.

B. Foreign Currency Risk

Sales and earnings derived from international markets and net assets within international markets are subject to, among others, the risks of currency fluctuations primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In the first quarter of 2003, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations, but may not be indicative of future results. The impact of foreign currency changes related to translation resulted in an increase in stockholder's investment of approximately $1,096,000 and $3,237,000 for the periods January 1, 2003 to January 9, 2003 and January 10, 2003 to April 5, 2003, respectively. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company's net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At April 5, 2003, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At April 5, 2003, the Company did not have any material outstanding commodity forward contracts.

On March 5, 2002, the United States government imposed tariffs and quotas on a wide range of steel imports for a three-year period. Many of the Company's products are made from steel or contain steel parts and the import tariffs impact certain of these purchases made by the Company. While the Company enters into contracts periodically which set the price of steel purchases, not all purchases are covered by contract and the contracts do not extend through the period the quotas and tariffs are imposed. Price changes resulting from the imposition of these quotas and tariffs began to have an unfavorable impact on gross profit, net earnings and cash flows of the Company over the second half of 2002. (See discussion in Results of Operations - Cost of products sold and operating earnings contained elsewhere herein.)

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as "intends", "plans", "estimates", "believes", "anticipates" and "expects" or similar expressions are intended to identify forward-looking statements. These statements are based on the Company's current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials, (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, price, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company's periodic reports on Forms 10-K, 10-Q and 8-K, filed with the Securities and Exchange Commission ("SEC").

Item 4. Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Vice President, Controller and Chief Financial Officer and the Company's Corporate Disclosure and Controls Committee, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chairman and Chief Executive Officer along with the Company's Vice President, Controller and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On March 24, 2003, the Company held a special meeting of its sole stockholder of the Company, Nortek Holdings, Inc. ("Holdings"). Holdings, the holder of 100 shares of common stock $0.01 par per share of the Company, voted to approve the Amended and Restated Articles of Incorporation of the Company. The Amended and Restated Articles of Incorporation contained revisions to remove provisions typically found in the Articles of Incorporation of companies whose equity securities were publicly traded and to add provisions found in traditional subsidiary form Articles of Incorporation.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:

The items marked with an asterisk are filed herewith.

*	3.1	Amended and Restated Certificate of Incorporation dates of as April 4, 2003

	3.2	Amended and Restated By-Laws of Nortek, Inc. (as amended through February 26, 2003) (Exhibit 3.6 to Form 10-K filed March 27, 2003).

	4.1	Registration Rights Agreement, dated as of January 9, 2003, among Nortek Holdings, Inc., Nortek, Inc., Kelso Investment Associates VI, L.P., Kelso Nortek Investors, LLC, KEP VI, LLC, the Third Party Investors and the Management Stockholders (Exhibit 4.8 to Form 10-K filed March 27, 2003).

	10.1	Nortek, Inc., Nortek Holdings, Inc. and Richard L. Bready Employment Agreement dated January 9, 2003 (Exhibit 10.13 to Form 10-K filed March 27, 2003).

	10.2	Nortek, Inc., Nortek Holdings, Inc. and Kevin W. Donnelly Employment Agreement dated January 9, 2003 (Exhibit 10.14 to Form 10-K filed March 27, 2003).

	10.3	Nortek, Inc., Nortek Holdings, Inc. and Almon C. Hall, III Employment Agreement dated January 9, 2003 (Exhibit 10.15 to Form 10-K filed March 27, 2003).

	10.4	Amendment No. 2 to Exchange Agreement, dated January 9, 2003, by and among Nortek, Inc., Nortek Holdings, Inc., K Holdings, Inc. and Richard L. Bready (Exhibit 10.16 to Form 10-K filed March 27, 2003).

	10.5	Equity Subscription Agreement, dated January 9, 2003, between Nortek Holdings, Inc., Nortek, Inc. and RGIP, LLC (Exhibit 10.17 to Form 10-K filed March 27, 2003).

	10.6	Equity Subscription Agreement, dated January 9, 2003, between Nortek Holdings, Inc., Nortek, Inc. and Magnetitte Asset Investors III, LLC (Exhibit 10.18 to Form 10-K filed March 27, 2003).

	10.7	Equity Subscription Agreement, dated January 9, 2003, between Nortek Holdings, Inc., Nortek, Inc. and Daroth Investors LLC (Exhibit 10.19 to Form 10-K filed March 27, 2003).

	10.8	Stockholders Agreement, dated as of January 9, 2003 by and among Nortek Holdings, Inc., Nortek, Inc., Kelso Investment Associates VI, L.P., Kelso Nortek Investors, LLC, KEP VI, LLC, the Third Party Investors and the Management Stockholders (Exhibit 10.20 to Form 10-K filed March 27, 2003).

*	10.9	Nortek Holdings, Inc. 2002 Stock Option Plan

(b)	Reports on Form 8-K.

January 9, 2003, Item 5, Other Events

March 11, 2003, Item 5, Other Events

May 15, 2003, Item 9, Regulation FD Disclosure

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.
(Registrant)

/s/ Almon C. Hall
Almon C. Hall
Vice President, Controller and Chief Financial Officer

May 19, 2003
(Date)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard L. Bready, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Nortek, Inc. for the period ended
April 5, 2003;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation
Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 19, 2003

/s/ Richard L. Bready
Richard L. Bready
Chairman and Chief Executive Officer
Nortek, Inc.

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Almon C. Hall, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Nortek, Inc. for the period ended
April 5, 2003;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation
Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 19, 2003

/s/ Almon C. Hall
Almon C. Hall
Vice President, Controller and Chief Financial Officer
Nortek, Inc.