Form 10-Q
period 2003-07-05
NORTEK INC
filed 2003-08-18
CIK 1216596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________

FORM 10-Q
__________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2003

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
Yes [X] No [_]

The number of shares of Common Stock outstanding as of August 8, 2003 was 100.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	July 5,	Dec. 31,
	2003	2002
	(Amounts in thousands)
	(Unaudited)

Assets
Current Assets:
Unrestricted:
Cash and cash equivalents	$89,770	$294,804
Marketable securities available for sale	20,068	--
Restricted:
Cash, investments and marketable securities at cost,
which approximates market	4,348	4,340
Accounts receivable, less allowances
of $13,941,000 and $13,132,000	294,725	225,632
Inventories
Raw materials	81,926	72,702
Work in process	21,555	19,719
Finished goods	109,915	83,464

	213,396	175,885

Prepaid expenses	15,178	15,523
Other current assets	12,745	10,770
Prepaid income taxes	60,350	27,064

Total current assets	710,580	754,018

Property and Equipment, at Cost:
Land	23,821	14,126
Buildings and improvements	116,559	134,619
Machinery and equipment	250,504	358,066

	390,884	506,811
Less accumulated depreciation	15,790	239,818
Total property and equipment, net	375,094	266,993

Other Assets:
Goodwill	800,543	551,162
Intangible assets, less accumulated amortization
of $5,870,000 and $34,010,000	177,607	109,915
Deferred debt expense	3,430	19,687
Restricted investments and marketable securities held
by pension trusts	--	76,503
Other	18,865	42,666

	1,000,445	799,933

	$2,086,119	$1,820,944

Liabilities and Stockholder's Investment

Current Liabilities:
Notes payable and other short-term obligations	$4,381	$3,338
Current maturities of long-term debt	4,280	3,449
Accounts payable	150,688	126,400
Accrued expenses and taxes, net	178,354	169,746

Total current liabilities	337,703	302,933

Other Liabilities:
Deferred income taxes	101,337	21,625
Other	161,335	195,249

	262,672	216,874

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	999,519	983,632

Stockholder's Investment:
Common stock, $.01 par value; authorized 100 shares,
100 shares issued and outstanding at July 5, 2003 and
December 31, 2002	--	--
Additional paid-in capital	440,842	119,621
Retained earnings	32,400	255,366
Accumulated other comprehensive income (loss)	12,983	(57,482)

Total stockholder's investment	486,225	317,505

	$2,086,119	$1,820,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For The
	Three Months Ended
	Post -	Pre -
	Recapitalization	Recapitalization
	July 5,	June 29,
	2003	2002
	(Amounts in thousands)
	(Unaudited)

Net Sales	$544,503	$519,719

Costs and Expenses:
Cost of products sold	394,401	366,415
Selling, general and administrative expenses, net	81,283	85,431
Amortization of intangible assets	3,091	1,487
Expenses and charges arising from the Recapitalization	--	5,200

	478,775	458,533

Operating earnings	65,728	61,186
Interest expense	(22,552)	(24,223)
Investment income	324	1,937

Earnings from continuing operations before provision
for income taxes	43,500	38,900
Provision for income taxes	17,300	15,600

Earnings from continuing operations	26,200	23,300
Earnings from discontinued operations	--	4,400

Net earnings	$26,200	$27,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Periods
	Post-
	Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	July 5, 2003	Jan. 9, 2003	June 29, 2002
	(Amounts in thousands)
	(Unaudited)

Net Sales	$979,704	$33,775	$946,931

Costs and Expenses:
Cost of products sold	714,157	26,286	679,214
Selling, general and administrative expense	158,504	6,485	160,591
Amortization of intangible assets	5,901	137	2,992
Expenses and charges arising from the
Recapitalization	--	87,700	5,200

	878,562	120,608	847,997

Operating earnings (loss)	101,142	(86,833)	98,934
Interest expense	(48,201)	(2,288)	(48,390)
Investment income	759	121	3,656

Earnings (loss) from continuing operations
before provision (benefit) for income taxes	53,700	(89,000)	54,200
Provision (benefit) for income taxes	21,300	(24,100)	21,500

Earnings (loss) from continuing operations	32,400	(64,900)	32,700
Earnings from discontinued operations	--	--	5,600

Net earnings (loss)	$32,400	$(64,900)	$38,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Periods
	Post-
	Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	July 5, 2003	Jan. 9, 2003	June 29, 2002
	(Amounts in thousands)
	(Unaudited)

Cash Flows from operating activities:
Net earnings (loss) from continuing operations	$32,400	$(64,900)	$32,700
Earnings from discontinued operations	--	--	5,600

Net earnings (loss)	32,400	(64,900)	38,300

Adjustments to reconcile net earnings (loss)
to cash:
Depreciation and amortization expense	18,637	968	21,947
Non-cash write-off of inventory	6,362	--	--
Gain on the sale of a discontinued business	--	--	(5,400)
Non-cash interest expense, net (including $4,100,000 from
post-recapitalization amortization of the Bridge Facility
commitment fees and expenses)	3,550	131	1,191
Deferred federal income tax provision (credit)	17,800	(23,900)	--
Effect of the Recapitalization, net	--	65,397	--
Changes in certain assets and liabilities, net of
effects from acquisitions and dispositions:
Accounts receivable, net	(62,730)	2,749	(50,465)
Inventories	(20,066)	(3,444)	(18,192)
Prepaids and other current assets	149	204	(924)
Net assets of discontinued operations	--	--	(2,383)
Accounts payable	18,214	957	22,062
Accrued expenses and taxes	(14,293)	24,648	16,783
Long-term assets, liabilities and other, net	(857)	(8,422)	(676)

Total adjustments to net earnings (loss)	(33,234)	59,288	(16,057)

Net cash (used in) provided by operating activities	$(834)	$(5,612)	$22,243

Cash Flows from investing activities:
Capital expenditures	$(11,632)	$(556)	$(10,144)
Net cash paid for a business acquired	(17,237)	--	--
Purchase of investments and marketable securities	(30,015)	--	(194,976)
Proceeds from the sale of investments and
marketable securities	9,947	--	148,451
Proceeds from the sale of a discontinued business	--	--	20,816
Change in restricted cash and investments	(12)	(48)	(20,652)
Other, net	(608)	157	15

Net cash used in investing activities	(49,557)	(447)	(56,490)

Cash Flows from financing activities:
Change in borrowings, net	95	(1,358)	(13,123)
Dividend paid to Nortek Holdings	--	(120,000)	--
Contribution of capital from Nortek Holdings	--	4,603	--
Net cash transfers to Nortek Holdings	--	(27,900)	--
Other, net	(237)	(3,787)	618

Net cash used in financing activities	(142)	(148,442)	(12,505)

Net decrease in unrestricted cash and
cash equivalents	(50,533)	(154,501)	(46,752)
Unrestricted cash and cash equivalents at the
beginning of the period	140,303	294,804	159,368

Unrestricted cash and cash equivalents at the
end of the period	$89,770	$140,303	$112,616

Supplemental disclosure of cash flow
information:

Interest paid	$46,130	$ ---	$46,688

Income taxes paid, net	$4,557	$281	$13,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S INVESTMENT
FOR THE THREE MONTHS ENDED JUNE 29, 2002

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Income
	(Dollar amounts in thousands)
	(Unaudited)

Balance, March 30, 2002	$18,845	$813	$210,517	$203,466	$(111,686)	$(40,621)	$ ---
Net earnings	--	--	--	27,700	--	--	27,700
Other comprehensive income:
Currency translation adjustment	--	--	--	--	--	6,422	6,422
Unrealized appreciation in the fair
value of marketable securities	--	--	--	--	--	24	24

Comprehensive income							$34,146

11,116 shares of special common stock
converted into 11,116 shares
of common stock	11	(11)	--	--	--	--
13,380 shares of common stock
issued upon exercise of stock options	14	--	287	--	--	--

Balance, June 29, 2002	$18,870	$802	$210,804	$231,166	$(111,686)	$(34,175)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S INVESTMENT
FOR THE SIX MONTHS ENDED JUNE 29, 2002

			Addi-			Accumulated
		Special	tional			Other
	Common	Common	Paid in	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Income
	(Dollar amounts in thousands)
	(Unaudited)

Balance, December 31, 2001	$18,829	$814	$210,214	$192,866	$(111,685)	$(39,725)	$--
Net earnings	--	--	--	38,300	--	--	38,300
Other comprehensive income (loss):
Currency translation adjustment	--	--	--	--	--	5,526	5,526
Unrealized appreciation in the fair
value of marketable securities	--	--	--	--	--	24	24

Comprehensive income							$43,850

12,205 shares of special common stock
converted into 12,205 shares
of common stock	12	(12)	--	--	--	--
28,213 shares of common stock
issued upon exercise of stock options	29	--	590	--	--	--
33 shares of treasury stock acquired	--	--	--	--	(1)	--

Balance, June 29, 2002	$18,870	$802	$210,804	$231,166	$(111,686)	$(34,175)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S INVESTMENT
FOR THE PERIOD FROM JANUARY 1, 2003 TO JANUARY 9, 2003

		Addi-		Accumulated
		tional		Other
	Common	Paid in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Income (Loss)
	(Amounts in thousands)
	(Unaudited)

Balance, December 31, 2002	$--	$119,621	$255,366	$(57,482)	$--
Net loss	--	--	(64,900)	--	(64,900)
Other comprehensive income:
Currency translation adjustment	--	--	--	1,096	1,096
Minimum pension liability, net of
tax of $9,906,000	--	--	--	18,398	18,398

Comprehensive loss					$(45,406)

Dividend to Nortek Holdings, Inc.	--	--	(120,000)	--
Contribution of capital from Nortek Holdings, Inc.	--	4,603	--	--

Subtotal	$--	$124,224	$70,466	$(37,988)
Effect of the Recapitalization	--	316,613	(70,466)	37,988

Balance, January 9, 2003	$--	$440,837	$--	$--

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S INVESTMENT
FOR THE THREE MONTHS ENDED JULY 5, 2003

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Earnings	Income	Income
	(Amounts in thousands)
	(Unaudited)

Balance, April 5, 2003	$--	$440,837	$6,200	$3,267	$--
Net income	--	--	26,200	--	26,200
Other comprehensive income:
Currency translation adjustment	--	--	--	9,716	9,716

Comprehensive income					$35,916

Amortization of compensatory stock options	--	5	--	--

Balance, July 5, 2003	$--	$440,842	$32,400	$12,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S INVESTMENT
FOR THE PERIOD FROM JANUARY 10, 2003 TO JULY 5, 2003

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive	Comprehensive
	Stock	Capital	Earnings	Income	Income
	(Amounts in thousands)
	(Unaudited)

Balance, January 9, 2003	$--	$440,837	$--	$--	$--
Net income	--	--	32,400	--	32,400
Other comprehensive income:
Currency translation adjustment	--	--	--	12,953	12,953
Unrealized appreciation in the fair value
of marketable securities	--	--	--	30	30

Comprehensive income					$45,383

Amortization of compensatory stock options	--	5	--	--

Balance, July 5, 2003	$--	$440,842	$32,400	$12,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JULY 5, 2003 AND JUNE 29, 2002

(A)

The unaudited condensed consolidated financial statements (the "Unaudited Financial Statements") presented have been prepared by Nortek, Inc. and include the accounts of Nortek, Inc., and all of its wholly-owned subsidiaries (the "Company") after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. In 2002, the Company sold certain subsidiaries of its wholly-owned subsidiary, Ply Gem Industries, Inc. ("Ply Gem"). The sale of these subsidiaries and their related operating results have been excluded from earnings from continuing operations and are classified as discontinued operations for all periods presented (see Note H). Certain amounts in the prior year's Unaudited Financial Statements have been reclassified to conform to the current year presentation. It is suggested that these Unaudited Financial Statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission ("SEC") (see Note B).

On November 20, 2002, the Company reorganized into a holding company structure and each outstanding share of capital stock of the Company was converted into an identical share of capital stock of Nortek Holdings, Inc. ("Nortek Holdings"), a Delaware corporation formed in 2002, with Nortek Holdings becoming the successor company and the Company becoming a wholly-owned subsidiary of Nortek Holdings (the "Nortek Holdings Reorganization"). On January 9, 2003, Nortek Holdings, the parent company of Nortek, was acquired by certain affiliates and designees of Kelso & Company L.P. ("Kelso") and certain members of the Company's management (the "Management Investors") in accordance with the Agreement and Plan of Recapitalization by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. ("K Holdings") dated as of June 20, 2002, as amended, (the "Recapitalization Agreement") in a transaction valued at approximately $1.6 billion, including all of the Company's indebtedness (the "Recapitalization") (see Note B).

Beginning on January 9, 2003, the Company and Nortek Holdings accounted for the Recapitalization as a purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"), which resulted in a new valuation for the assets and liabilities of Nortek Holdings and its subsidiaries based upon fair values as of the date of the Recapitalization. As allowed under SEC Staff Accounting Bulletin No. 54, "Push Down Basis of Accounting Required in Certain Limited Circumstances", the Company has reflected all applicable purchase accounting adjustments recorded by Nortek Holdings in the Company's Consolidated Financial Statements for all SEC filings covering periods subsequent to the Recapitalization ("Push Down Accounting"). Push Down Accounting requires the Company to establish a new basis for its assets and liabilities based on the amount paid for its ownership at January 9, 2003. Accordingly, Nortek Holdings' ownership basis (including the fair value of options rolled over by the Management Investors) is reflected in Nortek's Consolidated Financial Statements beginning upon completion of the Recapitalization. In order to apply Push Down Accounting, Nortek Holdings' purchase price of approximately $468,737,000 was allocated to the assets and liabilities based on their relative fair values and approximately $440,837,000 was reflected in the Company's Stockholder's Investment as the value of Nortek Holdings' ownership in the Company upon completion of the Recapitalization. Immediately prior to the Recapitalization, the Company's Stockholder's Investment was approximately $156,702,000. Purchase price allocations are subject to refinement until all pertinent information is obtained. As of January 10, 2003, the Company preliminarily allocated the excess purchase price over the net assets acquired in the Recapitalization based on its estimates of the fair value of assets and liabilities as follows:

Excess purchase price of the
Recapitalization allocated to

Inventories	$13,234,000
Property, plant and equipment	102,474,000
Intangible assets	72,953,000
Goodwill	232,372,000
Indebtedness	(33,776,000)
Prepaid and deferred income taxes	(51,611,000)
Pension and post retirement healthcare benefits	(24,044,000)
Other	433,000

Total	$312,035,000

During the three months ended July 5, 2003 and the period from January 10, 2003 to July 5, 2003, the Company reflected approximately $800,000 and $6,000,000, respectively, of excess purchase price allocated to inventory as a non-cash charge to cost of goods sold, approximately $3,400,000 and $6,300,000, respectively, of lower depreciation expense in cost of sales, $1,500,000 and $3,000,000, respectively, of additional amortization expense of intangible assets and $1,400,000 and $2,800,000, respectively, of lower interest expense from the amortization of premium allocated to indebtedness as compared to the Company's historical basis of accounting prior to the Recapitalization.

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

The impact of these fair value estimates has been reflected in the Company's statement of operations for the periods ended July 5, 2003. Should the intangible asset or property, plant and equipment appraisals result in differences in the average amortizable or depreciable lives of these assets or in the fair value amount of the estimates, the following estimated changes in annual operating earnings would occur:

	Increase (decrease) in operating earnings
	Property, Plant	Intangible
	and Equipment	Assets	Total

If lives are one year greater	$1,800,000	$800,000	$2,600,000
If lives are one year less	(2,100,000)	(900,000)	(3,000,000)
If fair value is $10,000,000 greater	(800,000)	(700,000)	(1,500,000)
If fair value is $10,000,000 less	800,000	700,000	1,500,000

The combined periods from January 1, 2003 to January 9, 2003 and from January 10, 2003 to July 5, 2003 contain 185 days while the first half of 2002 contained 180 days. Accordingly, operating results for 2003 include approximately $1,000,000 of additional interest expense as compared to 2002 since the Company accrues interest expense based on the number of days contained in each reporting period.

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

In connection with the Recapitalization, K Holdings received a bridge financing letter from a lender for a senior unsecured term loan facility not to exceed $955,000,000 (the "Bridge Facility"). The Bridge Facility was intended to be used to fund, if necessary, any change in control offers the Company might have made in connection with the Recapitalization. The Company did not use this Bridge Facility because the structure of the Recapitalization did not require the Company to make any change of control offers. The commitment letter expired on January 31, 2003. As a result, the Company's consolidated interest expense for the period from January 10, 2003 to July 5, 2003 includes approximately $4,100,000 of interest expense from the amortization of the Bridge Facility commitment fees and related expenses. In the second quarter of 2003, the Company did not incur any additional interest expense related to the expiration of this commitment letter.

In January 2003, Nortek Holdings filed for the deregistration of its shares of common and special common stock under the Securities Exchange Act of 1934. Nortek Holdings' shares of common and special common stock are no longer publicly traded. The Company will continue to file periodic reports with the SEC as required by the respective indentures of the Company's Existing Notes.

Under the terms of one of the Company's supplemental executive retirement plans ("SERP"), the Company was required to make one-time cash payments to participants in such plan in satisfaction of obligations under that plan when the Recapitalization was completed. Accordingly, the Company made a distribution of approximately $75,100,000 to the participants in the plan from funds included in the Company's Consolidated Balance Sheet at December 31, 2002 and classified in long-term assets in restricted investments and marketable securities held by pension trusts and transferred to one of the participants a life insurance policy with approximately $10,300,000 of cash surrender value to satisfy a portion of the SERP's obligation to such participant. The termination and settlement of the obligation of this SERP resulted in a curtailment loss on January 9, 2003 (see Note F).

The total amount of transaction fees and related costs incurred by the Company and Kelso associated with the Recapitalization was approximately $47,348,000, including the $27,900,000 noted above, of which approximately $10,500,000 of advisory fees and expenses was paid to Kelso. A portion of these fees and expenses was recorded by the Company in selling, general and administrative expense, since they were obligations of the Company prior to the Recapitalization. Approximately $12,848,000 was recorded as expense on January 9, 2003 since these fees and expenses became obligations of the Company upon consummation of the Recapitalization (see Note F). Approximately $6,600,000 of expense was previously recorded by the Company in the year ended December 31, 2002, of which $5,200,000 was recorded in the second quarter of 2002.

The following reflects the pro forma effect of the Recapitalization for the periods presented through January 9, 2003:

	For the Period	For the Three	For the Six	For the
	Jan. 1, 2003 -	Months Ended	Months Ended	Year ended
	Jan. 9, 2003	June 29, 2002	June 29, 2002	Dec. 31, 2002
	(Amounts in thousands)

Net sales	$33,775	$519,719	$946,931	$1,888,292
Operating earnings	832	69,366	104,268	197,442
Earnings (loss) from continuing operations	(1,126)	26,696	31,378	64,998

The unaudited pro forma condensed consolidated summary of operations for the periods presented has been prepared by adjusting the Company's historical summary of operations to give effect to the Recapitalization as if it had occurred on January 1, 2002. Fees, expenses and charges resulting from the Recapitalization, including the $6,600,000 noted above (see Note F), have been excluded from the above pro forma financial data since this pro forma data assumes that the Recapitalization occurred on January 1, 2002. The information contained in this unaudited pro forma condensed consolidated summary of operations has been prepared utilizing information available at the time that the Company's Unaudited Financial Statements were prepared and is subject to refinement until all pertinent information has been obtained. The unaudited pro forma condensed consolidated summary of operations reflects the Company's estimate of the effect of fair value adjustments for inventory, property, plant and equipment, intangible assets, pension, debt and financing costs and their related deferred tax attributes. The excess of the purchase price over the historical basis of net assets and these fair value adjustments was recorded as goodwill. Property, plant and equipment, intangible assets and certain other assets and liabilities and related tax attributes have been adjusted to fair value in the Company's consolidated balance sheet on July 5, 2003 based on Company estimates. Certain pertinent information related to the fair value of these items has not yet been obtained or completed. Pertinent information not yet obtained or completed includes, among other items, third party appraisals of intangible assets and property, plant and equipment and their related deferred tax attributes.

In the third quarter of 2002, the Company also incurred approximately $2,100,000 in connection with its re-audit of the Company's consolidated financial statements for the three years ended December 31, 2001.

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

Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses the accounting and reporting for costs associated with exit or disposal activities, nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination" ("EITF 88-10"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's Unaudited Financial Statements (see Note M).

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting". The Company accounts for stock-based compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has provided the required disclosures under SFAS No. 148 (see Note K).

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply to the company immediately for variable interest entities created after January 31, 2003 and for existing variable interest entities no later than the end of the first annual reporting period beginning after June 15, 2003. The Company is currently evaluating the impact of adopting FIN 46 on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which clarifies the financial accounting and reporting proscribed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") for derivative instruments, including certain derivative instruments embedded in other contracts. Certain provisions of SFAS No. 149 related to implementation issues of SFAS No. 133 are already effective and other provisions related to forward purchases or sales are effective for both existing contracts and new contracts entered into after June 30, 2003. The Company has previously adopted SFAS No. 133, including the implementation issues addressed in SFAS No. 149, and is currently evaluating what impact, if any, the new provisions of SFAS No. 149 will have on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"), which addresses the accounting and reporting for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and for all existing financial instruments beginning in the first interim period after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provisions for the first fiscal period beginning after December 15, 2003. The Company plans to adopt SFAS No. 150 on July 1, 2003. Adoption of this accounting standard is not expected to be material to the results presented in the Company's consolidated financial statements.

(D)

The period from January 10, 2003 to July 5, 2003 includes approximately $4,100,000 of interest expense from the amortization of the Bridge Facility commitment entered into as part of the Recapitalization (see Note B). Interest expense for the second quarter and first half of 2002 includes a non-cash reduction in interest expense of approximately $350,000 and $800,000, respectively related to the Company's former interest rate collar agreement, which was terminated in August 2002.

(E)

On January 17, 2003, the Company acquired Elan Home Systems L.L.C. ("Elan") for an aggregate purchase price of approximately $18,900,000 including a $1,500,000 note payable to the sellers. Elan manufactures and sells consumer electronic equipment that controls whole-house entertainment, communication and automation systems for new residential construction and retrofit markets. For the year ended December 31, 2002, Elan reported net sales of approximately $21,300,000 (unaudited). On July 11, 2003, the Company acquired SpeakerCraft, Inc. ("SPC") for approximately $58,100,000 in cash. SPC is a leading designer and supplier of architectural loudspeakers and audio products used in residential custom applications. For the year ended December 31, 2002, SPC reported net sales of approximately $34,800,000 (unaudited). Pro forma results related to these acquisitions have not been presented, as the effect is not material.

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

$87,700,000

The operating results of the Air Conditioning and Heating Products Segment for the three months ended July 5, 2003 and the period from January 10, 2003 to July 5, 2003 include approximately $1,400,000 of severance and other costs associated with the closure of certain manufacturing facilities. The operating results of the Windows, Doors and Siding Products Segment for the three months ended July 5, 2003 and the period from January 10, 2003 to July 5, 2003 include approximately $100,000 and $600,000, respectively of severance and other costs associated with the closure of a manufacturing facility (see Note M). The operating results of the Windows, Doors and Siding Products segment for the period from January 10, 2003 to July 5, 2003 also include approximately $1,300,000 of costs and expenses for expanded distribution including new customers. There were no additional costs and expenses incurred related to this expanded distribution in the second quarter of 2003.

In the second quarter and first half of 2002, a $4,400,000 charge to operating earnings was recorded and is included in selling, general and administrative expenses relating to an incentive earned by certain of the Company's officers under the Company's 1999 Equity Performance Plan. In addition, as discussed in Note B, the Company has recorded expenses of approximately $5,200,000 in selling, general and administrative expenses in the second quarter and first half of 2002 related to fees and expenses associated with the Recapitalization of the Company.

(G)

At August 8, 2003, there was approximately $4,350,000 available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company's most restrictive debt covenant related to such payments.

(H)

On April 2, 2002, Ply Gem sold the capital stock of its subsidiary Hoover Treated Wood Products, Inc. ("Hoover"). On November 22, 2002, Ply Gem sold the capital stock of its subsidiary Richwood Building Products, Inc. ("Richwood"). The sale of these subsidiaries and their related operating results have been excluded from earnings from continuing operations and are classified as discontinued operations for all periods presented.

The following is a summary of the results of discontinued operations for the three and six months ended June 29, 2002:

	Three Months	Six Months
	Ended	Ended
	June 29, 2002
	(Amounts in thousands)
	(Unaudited)

Net Sales	$2,500	$22,000

Earnings before income taxes	$300	$2,300
Provision for income taxes	100	900

Earnings from discontinued operations	200	1,400
Gain on sale of discontinued operations, net
of provision for income taxes of $1,200,000	4,200	4,200

Earnings from discontinued operations	$4,400	$5,600

Depreciation and amortization expense	$188	$593

(I)

The Company has three reportable segments: the Residential Building Products Segment; the Air Conditioning and Heating Products Segment; and the Windows, Doors and Siding Products Segment. In the tables below, Other includes corporate related items, intersegment eliminations and certain income and expense items not allocated to reportable segments.

On April 2, 2002, the Company sold the capital stock of Hoover. On November 22, 2002, the Company sold the capital stock of Richwood. The results of Richwood, which were previously part of the Windows, Doors and Siding Products Segment and Hoover, which were previously part of the Other Segment, have been excluded from earnings from continuing operations and classified separately as discontinued operations for all periods presented (see Note H). Accordingly the segment information presented below excludes Richwood and Hoover for all periods.

The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. The income statement impact of all purchase accounting adjustments, including goodwill and intangible asset amortization, is included in the operating earnings of the applicable segment. Intersegment net sales and eliminations were not material for any of the periods presented.

Summarized financial information for the Company's reportable segments is presented in the tables that follow for the three months ended July 5, 2003 and June 29, 2002:

	Three Months Ended
	Post-	Pre-
	Recapitalization	Recapitalization
	July 5, 2003	June 29, 2002
	(Amounts in thousands)
	(Unaudited)

Net sales:
Residential building products	$194,928	$183,966
Air conditioning and heating products	195,101	190,168
Windows, doors and siding products	154,474	145,585

Consolidated net sales	$544,503	$519,719

Operating earnings *:
Residential building products	$31,586	$31,460
Air conditioning and heating products	19,047	23,770
Windows, doors and siding products	23,192	28,339

Subtotal	73,825	83,569
Unallocated:
Expenses and charges arising from the Recapitalization	--	(5,200)
1999 equity performance plan incentive	--	(4,400)
Strategic sourcing expense	(300)	--
Other, net	(7,797)	(12,783)

Consolidated operating earnings	65,728	61,186
Interest expense	(22,552)	(24,223)
Investment income	324	1,937

Earnings before provision for income taxes	$43,500	$38,900

Depreciation and Amortization Expense:
Residential Building Products	$3,221	$3,889
Air Conditioning and Heating Products	2,655	3,193
Windows, Doors and Siding Products	3,663	3,623
Other	137	148

Consolidated depreciation and amortization expense	$9,676	$10,853

Capital Expenditures:
Residential Building Products	$2,303	$2,182
Air Conditioning and Heating Products	1,962	1,881
Windows, Doors and Siding Products	1,919	1,397
Other	11	390

Consolidated capital expenditures	$6,195	$5,850

*

During the three months ended July 5, 2003, the Company reflected approximately $1,000,000 of excess purchase price allocated to inventory as a non-cash charge to cost of products sold. Approximately $900,000 was allocated to the Residential Building Products Segment and approximately $100,000 was allocated to the Windows, Doors and Siding Products Segment.

Summarized financial information for the Company's reportable segments is presented in the tables that follow for the periods presented:

	For the Periods
	Post-
	Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	July 5, 2003	Jan. 9, 2003	June 29, 2002
	(Amounts in thousands)
	(Unaudited)

Net sales:
Residential building products	$379,461	$16,338	$363,957
Air conditioning and heating products	346,645	8,613	337,979
Windows, doors and siding products	253,598	8,824	244,995

Consolidated net sales	$979,704	$33,775	$946,931

Operating earnings (loss) *:
Residential building products	$58,612	$2,731	$59,338
Air conditioning and heating products	35,568	(1,258)	37,325
Windows, doors and siding products	25,263	(255)	35,165

Subtotal	119,443	1,218	131,828
Unallocated:
Expenses and charges arising from the Recapitalization	--	(87,700)	(5,200)
1999 equity performance plan incentive	--	--	(4,400)
Strategic sourcing expense	(1,700)	(100)	--
Other, net	(16,601)	(251)	(23,294)

Consolidated operating earnings (loss)	101,142	(86,833)	98,934
Interest expense	(48,201)	(2,288)	(48,390)
Investment income	759	121	3,656

Earnings (loss) before provision (benefit)
for income taxes	$53,700	$(89,000)	$54,200

Depreciation and Amortization Expense:
Residential Building Products	$6,253	$348	$8,057
Air Conditioning and Heating Products	5,100	290	6,499
Windows, Doors and Siding Products	6,985	309	7,092
Other	299	21	299

Consolidated depreciation and amortization expense	$18,637	$968	$21,947

Capital Expenditures:
Residential Building Products	$4,227	$91	$3,639
Air Conditioning and Heating Products	2,764	116	2,597
Windows, Doors and Siding Products	4,386	349	3,511
Other	255	--	397

Consolidated capital expenditures	$11,632	$556	$10,144

*

During the period from January 10, 2003 to July 5, 2003, the Company reflected approximately $6,400,000 of excess purchase price allocated to inventory as a non-cash charge to cost of products sold. Approximately $4,300,000 was allocated to the Residential Building Products Segment, approximately $600,000 was allocated to the Air Conditioning and Heating Products Segment and approximately $1,500,000 was allocated to the Windows, Doors and Siding Products Segment.

(J)

The Company provides income taxes on an interim basis based upon the estimated annual effective income tax rate. The following reconciles the federal statutory income tax rate to the estimated effective tax rate of approximately 39.7%, 27.1% and 39.7% for the periods presented:

For the Periods
Post-
Recapitalization	Pre-Recapitalization
Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
July 5, 2003	Jan. 9, 2003	June 29, 2002

Income tax provision (benefit) at the federal
statutory rate	35.0%	(35	.0)%	35.0%
Net change from federal statutory rate:
State income tax provision, net of federal income
tax effect	1.5	(0.1)	1.5
Change in tax reserves, net	-	-	-	-	0.5
Tax effect resulting from foreign activities	1.8	-	-	1.7
Tax effect of the Recapitalization	-	-	7.8	-	-
Other, net	1.4	0.2	1.0

Income tax provision (benefit) at estimated
effective rate	39.7%	(27	.1)%	39.7%

(K)

The Company accounts for stock options granted to employees using the intrinsic value method pursuant to the provisions of APB Opinion No. 25, under which no compensation cost has been recognized since the options were granted with exercise prices equal to the fair market value of the common stock at the date of grant. Accordingly, the table below presents pro forma information as if the fair value method of SFAS No. 123 had been applied for each of those periods. The Company estimates the fair value of each option grant as of the date of the grant using the Black-Scholes option-pricing model based upon the indicated assumptions.

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

The pro forma employee stock compensation expense, net of tax, for the period from January 10, 2003 to July 5, 2003 in the table that follows represents the pro forma impact of approximately 434,000 Class A stock options issued by Nortek Holdings during the period in accordance with the assumptions indicated therein. Approximately 828,000 of Class B stock options issued by Nortek Holdings during the period have not been included in the calculation as the vesting is performance-based and it is uncertain when, if ever, these options will vest.

	For the Three Months Ended
	Post-Recapitalization	Pre-Recapitalization
	July 5, 2003	June 29, 2002
	(Amounts in thousands except percentages)
	(Unaudited)

Pro forma had SFAS No. 123
been applied:
Net earnings from continuing
operations, as reported	$26,200	$23,300
Pro forma employee stock
compensation, net of tax	(100)	(300)

Pro forma net earnings from
continuing operations	$26,100	$23,000

Net earnings, as reported	$26,200	$27,700
Pro forma employee stock
compensation, net of tax	(100)	(300)

Pro forma net earnings	$26,100	$27,400

Pro forma weighted average
fair value of options as of the grant date	$6.82	$18.02

Assumptions for options entered into
during the period:
Risk-free interest rate	N/A	4.54%
Expected life	5 years	5 years
Expected volatility	0%	38%
Expected dividend yield	0%	0%

	For the Periods
	Post-
	Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	July 5, 2003	Jan. 9, 2003	June 29, 2002
	(Amounts in thousands except percentages)
	(Unaudited)

Pro forma had SFAS No. 123
been applied:
Net earnings (loss) from continuing
operations, as reported	$32,400	$(64,900)	$32,700
Pro forma employee stock
compensation, net of tax	(300)	(600)	(600)

Pro forma net earnings (loss) from
continuing operations	$32,100	$(65,500)	$32,100

Net earnings (loss), as reported	$32,400	$(64,900)	$38,300
Pro forma employee stock
compensation, net of tax	(300)	(600)	(600)

Pro forma net earnings (loss)	$32,100	$(65,500)	$37,700

Pro forma weighted average
fair value of options as of the grant date	$6.82	N/A	$10.67
Assumptions for options entered into
during the period:
Risk-free interest rate	Between		Between
	2.75% and 3.23%	N/A	4.29% and 4.54%
Expected life	5 years	N/A	5 years
Expected volatility	0%	N/A	38%
Expected dividend yield	0%	N/A	0%

(L)

The Company and its subsidiaries have guaranteed certain obligations of various third parties that aggregate approximately $35,800,000 at July 5, 2003. Approximately $28,700,000 relates to Ply Gem's guarantee of rental payments through June 30, 2016 under a facility leased by SNE Enterprises, Inc. ("SNE"), which was sold on September 21, 2001. The buyer of SNE has provided certain indemnifications and other rights to Ply Gem for any payments that it might be required to make pursuant to this guarantee. Should the buyer of SNE cease making payments then Ply Gem may be required to make payments on its guarantee. Approximately $2,800,000 relates to Ply Gem's guarantee of lease payments through approximately March 18, 2008 for truck and equipment leases entered into by SNE. Should the buyer of SNE cease making payments on this lease, Ply Gem may be required to make payments on its guarantee. Approximately $4,300,000 relates to guarantees of the remaining principal and interest balances of mortgages of a third-party on certain buildings, one of which houses the Company's corporate headquarters. These guarantees expire on December 31, 2020 and are payable in the event of non-payment of the mortgage. These guarantees are collateralized by the buildings to which the mortgages relate and any liability to the Company would first be reduced by the Company's pro-rata share of proceeds received on the sale of the buildings. The Company does not anticipate incurring any loss under these guarantees and accordingly has not recorded any liabilities at July 5, 2003 in the accompanying unaudited condensed consolidated balance sheet in accordance with accounting principles generally accepted in the United States.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities related to these indemnifications of approximately $25,100,000 at July 5, 2003.

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

	For the Three Months Ended
	Post-Recapitalization	Pre-Recapitalization
	July 5, 2003	June 29, 2002
	(Amounts in thousands)
	(Unaudited)

Balance, beginning of period	$ 36,546	$ 34,473
Warranties provided during period	6,306	6,319
Settlements made during period	(4,958)	(4,211)
Changes in liability estimates,
including expirations	267	93

Balance, end of period	$ 38,161	$ 36,674

	For the Periods
	Post-
	Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	July 5, 2003	Jan. 9, 2003	June 29, 2002
	(Amounts in thousands)
	(Unaudited)

Balance, beginning of period	$35,442	$35,386	$33,447
Warranties provided during period	11,260	325	10,389
Settlements made during period	(8,773)	(302)	(7,690)
Changes in liability estimates,
including expirations	232	33	528

Balance, end of period	$38,161	$35,442	$36,674

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

A former subsidiary of the Company is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products. A subsidiary of the Company has indemnified the buyer of the former subsidiary for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage. Many of the lawsuits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries. The Company and the former subsidiary continue to vigorously defend the remaining suits. Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products. The Company and the former subsidiary have engaged in coverage litigation with certain insurers and have settled coverage claims with several of the insurers. The Company believes that the remaining coverage disputes will be resolved on a satisfactory basis and additional coverage will be available. In reaching this belief, the Company analyzed insurance coverage and the status of the coverage litigation, considered the history of settlements with primary and excess insurers and consulted with counsel. The Company has recorded liabilities of approximately $8,931,000 and $8,440,000 at July 5, 2003 and December 31, 2002, respectively, for the estimated costs to resolve these outstanding matters. The Company has also recorded receivables at July 5, 2003 and December 31, 2002 of approximately $5,916,000 and $5,011,000, respectively, for the estimated recoveries which are deemed probable of collection related primarily to insurance litigation matters discussed above.

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

(M)

The Company records restructuring costs primarily in connection with operations acquired or facility closings which management plans to eliminate in order to improve future operating results of the Company. During the fourth quarter of 2002, the Company provided approximately $1,000,000 for liabilities related to restructuring and closing costs of certain subsidiaries within its Residential Building Products Segment. During the period from January 10, 2003 to July 5, 2003, the Company recognized restructuring charges primarily associated with plant closings in the Air Conditioning and Heating Products and Windows, Doors and Siding Products Segments.

Within the Air Conditioning and Heating Products Segment, the Company, in the second quarter of 2003, initiated restructuring activities related to the closure of two facilities in St. Louis, Missouri, in order to relocate the operations to other facilities by the end of the first quarter of 2004. The restructuring is expected to result in the termination of approximately 500 employees at the two facilities which will be closed. The facilities currently support manufacturing, warehousing and distribution activities of the segment’s residential HVAC products. No employees have been terminated to date. During the second quarter and first six months of 2003, the Company provided approximately $1,400,000 in cost of goods sold related to liabilities incurred as a result of the restructuring and expects to provide an additional estimated $7,200,000 of costs through early 2004. The facilities closed are owned by the Company and are expected to be sold in 2004.

Within the Windows, Doors and Siding Products Segment, the Company incurred approximately $100,000 in the second quarter of 2003 and approximately $600,000 in the first six months of 2003 and expects to incur additional future restructuring costs of approximately $650,000 related to restructuring plans which began to be implemented in the first quarter of 2003.

The following table sets forth restructuring activity in the accompanying unaudited condensed consolidated statement of operations for the periods presented. These costs are included in cost of goods sold and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations of the Company.

	Employee		Total
	Separation		Restructuring
	Expenses	Other	Costs
	(Amounts in thousands)
	(Unaudited)

Balance at December 31, 2001	$710	$159	$869
Payments and asset write downs	(200)	--	(200)

Balance at March 30, 2002	$510	$159	$669
Other adjustments	(214)	--	(214)

Balance at June 29, 2002	$296	$159	$455

Balance at December 31, 2002	$820	$645	$1,465
Other adjustments	(90)	(110)	(200)

Balance at January 9, 2003	$730	$535	$1,265
Provision	427	50	477
Payments and asset write downs	(45)	(238)	(283)

Balance at April 5, 2003	$1,112	$347	$1,459
Provision	1,251	262	1,513
Payments and asset write downs	(428)	(162)	(590)

Balance at July 5, 2003	$1,935	$447	$2,382

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other restructuring costs include expenses associated with terminating other contractual arrangements, costs to prepare facilities for closure, costs to move equipment and products to other facilities and write-offs related to equipment sales and disposals attributable to a restructuring which occurred prior to December 31, 2002.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 5, 2003
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2002

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

On November 20, 2002, the Company reorganized into a holding company structure and each outstanding share of capital stock of the Company was converted into an identical share of capital stock of Nortek Holdings, Inc. ("Nortek Holdings"), a Delaware corporation formed in 2002, with Nortek Holdings becoming the successor company and the Company becoming a wholly-owned subsidiary of Nortek Holdings (the "Nortek Holdings Reorganization"). On January 9, 2003, Nortek Holdings, the parent company of Nortek, was acquired by certain affiliates and designees of Kelso & Company L.P. ("Kelso") and certain members of the Company's management (the "Management Investors") in accordance with the Agreement and Plan of Recapitalization by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. ("K Holdings") dated as of June 20, 2002, as amended, (the "Recapitalization Agreement") in a transaction valued at approximately $1.6 billion, including all of the Company's indebtedness (the "Recapitalization"). (See Liquidity and Capital Resources and Note B of the Notes to the unaudited condensed consolidated financial statements (the "Unaudited Financial Statements") included elsewhere herein.)

Beginning on January 9, 2003, the Company and Nortek Holdings accounted for the Recapitalization as a purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"), which resulted in a new valuation for the assets and liabilities of Nortek Holdings and its subsidiaries based upon fair values as of the date of the Recapitalization. As allowed under SEC Staff Accounting Bulletin No. 54, "Push Down Basis of Accounting Required in Certain Limited Circumstances", the Company has reflected all applicable purchase accounting adjustments recorded by Nortek Holdings in the Company's Consolidated Financial Statements for all SEC filings covering periods subsequent to the Recapitalization ("Push Down Accounting"). Push Down Accounting requires the Company to establish a new basis for its assets and liabilities based on the amount paid for its ownership at January 9, 2003. Accordingly, Nortek Holdings' ownership basis (including the fair value of options rolled over by the Management Investors) is reflected in Nortek's Consolidated Financial Statements beginning upon completion of the Recapitalization. In order to apply Push Down Accounting, Nortek Holdings' purchase price of approximately $468,737,000 was allocated to the assets and liabilities based on their relative fair values and approximately $440,837,000 was reflected in the Company's Stockholder's Investment as the value of Nortek Holdings' ownership in the Company upon completion of the Recapitalization. Immediately prior to the Recapitalization, the Company's Stockholder's Investment was approximately $156,702,000. Purchase price allocations are subject to refinement until all pertinent information is obtained. As of January 10, 2003, the Company preliminarily allocated the excess purchase price over the net assets acquired in the Recapitalization based on its estimates of the fair value of assets and liabilities as follows:

Excess purchase price of the
Recapitalization allocated to
Inventories	$13,234,000
Property, plant and equipment	102,474,000
Intangible assets	72,953,000
Goodwill	232,372,000
Indebtedness	(33,776,000)
Prepaid and deferred income taxes	(51,611,000)
Pension and post retirement health care benefits	(24,044,000)
Other	433,000

Total	$312,035,000

During the three months ended July 5, 2003 and the period from January 10, 2003 to July 5, 2003, the Company reflected approximately $800,000 and $6,000,000, respectively, of excess purchase price allocated to inventory as a non-cash charge to cost of goods sold, approximately $3,400,000 and $6,300,000, respectively, of lower depreciation expense in cost of sales, $1,500,000 and $3,000,000, respectively, of additional amortization expense of intangible assets and $1,400,000 and $2,800,000, respectively, of lower interest expense from the amortization of premium allocated to indebtedness as compared to the Company's historical basis of accounting prior to the Recapitalization.

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

The impact of these fair value estimates has been reflected in the Company's statement of operations for the periods ended July 5, 2003. Should the intangible asset or property, plant and equipment appraisals result in differences in the average amortizable or depreciable lives of these assets or in the fair value amount of the estimates, the following estimated changes in annual operating earnings would occur:

	Increase (decrease) in operating earnings
	Property, Plant	Intangible
	and Equipment	Assets	Total

If lives are one year greater	$1,800,000	$800,000	$2,600,000
If lives are one year less	(2,100,000)	(900,000)	(3,000,000)
If fair value is $10,000,000 greater	(800,000)	(700,000)	(1,500,000)
If fair value is $10,000,000 less	800,000	700,000	1,500,000

The combined periods from January 1, 2003 to January 9, 2003 and from January 10, 2003 to July 5, 2003, contain 185 days while the first half of 2002 contained 180 days. Accordingly, operating results for 2003 include approximately $1,000,000 of additional interest expense as compared to 2002 since the Company accrues interest expense based on the number of days contained in each reporting period.

On January 17, 2003, the Company acquired Elan Home Systems L.L.C. ("Elan"). On July 11, 2003, the Company acquired SpeakerCraft, Inc. ("SPC"). The acquisitions of Elan and SPC have been accounted for under the purchase method of accounting. Accordingly, the results of Elan and SPC are included in the Company's consolidated results since the date of their acquisitions. (See Note E of the Notes to the Unaudited Financial Statements included elsewhere herein.)

On April 2, 2002, the Company's wholly-owned subsidiary, Ply Gem Industries, Inc. ("Ply Gem") sold the capital stock of its subsidiary Hoover Treated Wood Products, Inc. ("Hoover") and on November 22, 2002, Ply Gem sold the capital stock of its subsidiary Richwood Building Products, Inc. ("Richwood"). The results of Richwood, which were previously part of the Windows, Doors and Siding Products Segment and Hoover, which were previously part of the Other Segment, have been excluded from earnings from continuing operations and classified separately as discontinued operations for all periods presented. Accordingly the segment information that follows excludes Richwood and Hoover for all periods. (See Note H of the Notes to the Unaudited Financial Statements included elsewhere herein.)

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Unaudited Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of the Company's accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based on the Company's historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company's judgments, the results could be materially different from the Company's estimates. The Company's critical accounting policies include:

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

The "Results of Operations" and "Liquidity and Capital Resources" sections which follow contain various tables that are intended to assist the reader in reconciling current results with the prior period.

Results of Operations

The tables that follow present the unaudited net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company's principal segments for the second quarter ended July 5, 2003 and June 29, 2002, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the second quarter ended July 5, 2003 and June 29, 2002:

	Second Quarter Ended		Changes in Earnings in the
	Post-Recapitalization	Pre-Recapitalization	Second Quarter 2003
	July 5,	June 29,	as Compared to 2002
	2003	2002	$	%
	(Dollar amounts in thousands)

Net sales:
Residential Building Products	$194,928	$183,966	$10,962	6.0%
Air Conditioning and Heating Products	195,101	190,168	4,933	2.6
Windows, Doors and Siding Products	154,474	145,585	8,889	6.1

Consolidated net sales	$544,503	$519,719	$24,784	4.8%

Operating earnings **:
Residential Building Products	$31,586	$31,460	$126	0.4%
Air Conditioning and Heating Products **	19,047	23,770	(4,273)	(19.9)
Windows, Doors and Siding Products **	23,192	28,339	(5,147)	(18.2)

Subtotal	$73,825	$83,569	$(9,744)	(11.7)
Unallocated:
Expenses and charges arising from the Recapitalization	--	(5,200)	5,200	*
1999 equity incentive plan	--	(4,400)	4,400	*
Strategic sourcing expense	(300)	--	(300)	*
Other, net	(7,797)	(12,783)	4,986	39.0

Consolidated operating earnings	$65,728	$61,186	$4,542	7.4%

Depreciation and amortization expense:
Residential Building Products	$3,221	$3,889	$(668)	(17	.2)%
Air Conditioning and Heating Products	2,655	3,193	(538)	(16.8)
Windows, Doors and Siding Products	3,663	3,623	40	1.1
Other	137	148	(11)	(7.4)

	$9,676	$10,853	$(1,177)	(10	.8)%

Operating earnings margin:
Residential Building Products	16.2%	17.1%
Air Conditioning and Heating Products	9.8	12.5
Windows, Doors and Siding Products	15.0	19.5
Consolidated	12.1%	11.8%
Depreciation and amortization
expense as a % of net sales:
Residential Building Products	1.7%	2.1%
Air Conditioning and Heating Products	1.4	1.7
Windows, Doors and Siding Products	2.4	2.5
Consolidated	1.8%	2.1%

*	not meaningful

**

During the three months ended July 5, 2003, the Company reflected approximately $1,000,000 of excess purchase price allocated to inventory as a non-cash charge to cost of products sold. Approximately $900,000 was allocated to the Residential Building Products Segment and approximately $100,000 was allocated to the Windows, Doors and Siding Products Segment.

The combined first six months 2003 pre- and post-Recapitalization periods have been compared to the first six months 2002 for purposes of management's discussion and analysis of the results of operations. Any references, below, to the first six months of 2003 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

	Pre-Recapitalization	Post-Recapitalization	Combined Six
	January 1, 2003 -	January 10, 2003	Months Ended
	January 9, 2003	July 5, 2003	July 5, 2003
	(Dollar amounts in thousands)

Net sales:
Residential Building Products	$16,338	$379,461	$395,799
Air Conditioning and Heating Products	8,613	346,645	355,258
Windows, Doors and Siding Products	8,824	253,598	262,422

Consolidated net sales	$33,775	$979,704	$1,013,479

Operating earnings (loss) *:
Residential Building Products	$2,731	$58,612	$61,343
Air Conditioning and Heating Products	(1,258)	35,568	34,310
Windows, Doors and Siding Products	(255)	25,263	25,008

Subtotal	$1,218	$119,443	$120,661
Unallocated:
Expenses and charges arising from the
Recapitalization	(87,700)	--	(87,700)
Strategic sourcing expense	(100)	(1,700)	(1,800)
Other, net	(251)	(16,601)	(16,852)

Consolidated operating earnings (loss)	$(86,833)	$101,142	$14,309

Depreciation and amortization
expense:
Residential Building Products	$348	$6,253	$6,601
Air Conditioning and Heating Products	290	5,100	5,390
Windows, Doors and Siding Products	309	6,985	7,294
Other	21	299	320

	$968	$18,637	$19,605

Operating earnings (loss) margin:
Residential Building Products	16.7%	15.4%	15.5%
Air Conditioning and Heating Products	(14.6)	10.3	9.7
Windows, Doors and Siding Products	(2.9)	10.0	9.5
Consolidated	(257.1)%	10.3%	1.4%

Depreciation and amortization
expense as a % of net sales:
Residential Building Products	2.1%	1.6%	1.7%
Air Conditioning and Heating Products	3.4	1.5	1.5
Windows, Doors and Siding Products	3.5	2.8	2.8
Consolidated	2.9%	1.9%	1.9%

*

During the period from January 10, 2003 to July 5, 2003, the Company reflected approximately $6,400,000 of excess purchase price allocated to inventory as a non-cash charge to cost of products sold. Approximately $4,300,000 was allocated to the Residential Building Products Segment, approximately $600,000 was allocated to the Air Conditioning and Heating Products Segment and approximately $1,500,000 was allocated to the Windows, Doors and Siding Products Segment.

The tables that follow present the unaudited net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company's principal segments for the combined period ended July 5, 2003 and the six months ended June 29, 2002, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the combined period ended July 5, 2003 and the six months ended June 29, 2002:

			Changes in Earnings in the
	Six Months Ended		First Six Months 2003
	July 5,	June 29,	as Compared to 2002
	2003 (1)	2002	$	%
	(Dollar amounts in thousands)

Net sales:
Residential Building Products	$395,799	$363,957	$31,842	8.7%
Air Conditioning and Heating Products	355,258	337,979	17,279	5.1
Windows, Doors and Siding Products	262,422	244,995	17,427	7.1

Consolidated net sales	$1,013,479	$946,931	$66,548	7.0%

Operating earnings:
Residential Building Products	$61,343	$59,338	$2,005	3.4%
Air Conditioning and Heating Products	34,310	37,325	(3,015)	(8.1)
Windows, Doors and Siding Products	25,008	35,165	(10,157)	(28.9)

Subtotal	$120,661	$131,828	$(11,167)	(8.5)
Unallocated:
Expenses and charges arising from the
Recapitalization	(87,700)	(5,200)	(82,500)	*
1999 equity incentive plan	--	(4,400)	4,400	100.0
Strategic sourcing expense	(1,800)	--	(1,800)	*
Other, net	(16,852)	(23,294)	6,442	27.7

Consolidated operating earnings	$14,309	$98,934	$(84,625)	(85	.5)%

Depreciation and amortization expense:
Residential Building Products	$6,601	$8,057	$(1,456)	(18	.1)%
Air Conditioning and Heating Products	5,390	6,499	(1,109)	(17.1)
Windows, Doors and Siding Products	7,294	7,092	202	2.8
Other	320	299	21	7.0

	$19,605	$21,947	$(2,342)	(10	.7)%

Operating earnings margin:
Residential Building Products	15.5%	16.3%
Air Conditioning and Heating Products	9.7	11.0
Windows, Doors and Siding Products	9.5	14.4
Consolidated	1.4%	10.4%

Depreciation and amortization
expense as a % of net sales:
Residential Building Products	1.7%	2.2%
Air Conditioning and Heating Products	1.5	1.9
Windows, Doors and Siding Products	2.8	2.9
Consolidated	1.9%	2.3%

(1)

The six month period ended July 5, 2003 represents the combined pre- and post-Recapitalization periods of January 1, 2003 through January 9, 2003 and January 10, 2003 through July 5, 2003, respectively.

*	not meaningful

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the second quarter ended July 5, 2003 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

	Second Quarter Ended		Changes in
	Post-Recapitalization	Pre-Recapitalization	Second Quarter 2003
	July 5,	June 29,	as Compared to 2002
	2003	2002	$	%
	(Dollar amounts in millions)

Net sales	$544.5	$519.7	$24.8	4.8%
Cost of products sold	394.4	366.4	(28.0)	(7.6)
Selling, general and administrative expense	81.3	85.4	4.1	4.8
Amortization of goodwill and intangible assets	3.1	1.5	(1.6)	(106.7)
Expenses and charges arising from the
Recapitalization	--	5.2	5.2	100.0

Operating earnings	65.7	61.2	4.5	7.4
Interest expense	(22.6)	(24.2)	1.6	6.6
Investment income	.4	1.9	(1.5)	(78.9)

Earnings from continuing operations before
provision for income taxes	43.5	38.9	4.6	11.8
Provision for income taxes	17.3	15.6	(1.7)	(10.9)

Earnings from continuing operations	26.2	23.3	2.9	12.4
Earnings from discontinued operations	--	4.4	(4.4)	(100.0)

Net earnings	$26.2	$27.7	$(1.5)	(5	.4)%

	Percentage of Net Sales			Change in
	Second Quarter Ended			Percentage
	Post-Recapitalization		Pre-Recapitalization	for the Second
	July 5,		June 29,	Quarter 2003
	2003		2002	as Compared to 2002

Net sales	100.0%		100.0%	--%
Cost of products sold	72.4		70.5	(1.9)
Selling, general and administrative expense	14.9		16.4	1.5
Amortization of goodwill and intangible assets		.6	.3	(.3)
Expenses and charges arising from the
Recapitalization	-	-	1.0	1.0

Operating earnings	12.1		11.8	.3
Interest expense	(4.2)		(4.7)	.5
Investment income		.1	.4	(.3)

Earnings from continuing operations before
provision for income taxes	8.0		7.5	.5
Provision for income taxes	3.2		3.0	(.2)

Earnings from continuing operations	4.8		4.5	.3
Earnings from discontinued operations	-	-	.8	(.8)

Net earnings	4.8%		5.3%	(.5)%

The combined first six months 2003 pre- and post-Recapitalization periods have been compared to the first six months 2002 for purposes of management's discussion and analysis of the results of operations. Any references, below, to the first six months of 2003 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

	Pre-	Post-
	Recapitalization	Recapitalization	Combined Six
	Jan. 1, 2003 -	Jan. 10, 2003 -	Months Ended
	Jan. 9, 2003	July 5, 2003	July 5, 2003
	(Dollar amounts in millions)

Net sales	$33.8	$979.7	$1,013.5
Cost of products sold	26.3	714.1	740.4
Selling, general and administrative expenses, net	6.5	158.6	165.1
Amortization of intangible assets	.1	5.9	6.0
Expenses and charges arising from the
Recapitalization	87.7	--	87.7

Operating earnings (loss)	(86.8)	101.1	14.3
Interest expense	(2.3)	(48.2)	(50.5)
Investment income	.1	.8	.9

Earnings (loss) before provision (benefit) for
income taxes	(89.0)	53.7	(35.3)
Provision (benefit) for income taxes	(24.1)	21.3	(2.8)

Net earnings (loss)	$(64.9)	$32.4	$(32.5)

	Percentage of net sales
	Pre-		Post-
	Recapitalization		Recapitalization	Combined Six
	Jan. 1, 2003 -		Jan. 10, 2003 -	Months Ended
	Jan. 9, 2003		July 5, 2003	July 5, 2003

Net sales		100.0%	100.0%		100.0%
Cost of products sold		77.8	72.9		73.0
Selling, general and administrative expenses, net		19.2	16.2		16.3
Amortization of intangible assets		.3	.6		.6
Expenses and charges arising from the
Recapitalization		259.5	--		8.7

Operating earnings (loss)		(256.8)	10.3		1.4
Interest expense		(6.8)	(4.9)		(5.0)
Investment income		.3	.1		.1

Earnings (loss) before provision (benefit) for
income taxes		(263.3)	5.5		(3.5)
Provision (benefit) for income taxes		(71.3)	2.2		(.3)

Earnings (loss)	(192	.0)%	3.3%	(3	.2)%

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the first six months ended July 5, 2003 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in Earnings in the
	First Six Months Ended		First Six Months 2003
	July 5,	June 29,	as Compared to 2002
	2003 (1)	2002	$	%
	(Dollar amounts in millions)

Net sales	$1,013.5	$946.9	$66.6	7.0%
Cost of products sold	740.4	679.2	(61.2)	(9.0)
Selling, general and administrative expenses, net	165.1	160.6	(4.5)	(2.8)
Amortization of intangible assets	6.0	3.0	(3.0)	(100.0)
Expenses and charges arising from the
Recapitalization	87.7	5.2	(82.5)	*

Operating earnings	14.3	98.9	(84.6)	(85.5)
Interest expense	(50.5)	(48.4)	(2.1)	(4.3)
Investment income	.9	3.7	(2.8)	(75.7)

Earnings (loss) from continuing operations
before provision (benefit) for income taxes	(35.3)	54.2	(89.5)	(165.1)
Provision (benefit) for income taxes	(2.8)	21.5	24.3	113.0

Earnings (loss) from continuing operations	(32.5)	32.7	(65.2)	(199.4)
Earnings from discontinued operations	--	5.6	(5.6)	(100.0)

Net earnings (loss)	$(32.5)	$38.3	$(70.8)	(184	.9)%

	Percentage of Net Sales			Change in Percentage
	First Six Months Ended			for the First
	July 5,		June 29,	Six Months 2003
	2003 (1)		2002	as Compared to 2002

Net sales		100.0%	100.0%		---%
Cost of products sold		73.0	71.8		(1.2)
Selling, general and administrative expenses, net		16.3	16.9		.6
Amortization of intangible assets		.6	.3		(.3)
Expense and charges arising from the
Recapitalization		8.7	.6		(8.1)

Operating earnings		1.4	10.4		(9.0)
Interest expense		(5.0)	(5.1)		.1
Investment income		.1	.4		(.3)

Earnings (loss) from continuing operations
before provision (benefit) for income taxes		(3.5)	5.7		(9.2)
Provision (benefit) for income taxes		(.3)	2.2		2.5

Earnings (loss) from continuing operations		(3.2)	3.5		(6.7)
Earnings from discontinued operations		---	.5		(.5)

Net earnings (loss)	(3	.2)%	4.0%	(7	.2)%

(1)

The six month period ended July 5, 2003 represents the combined pre- and post-Recapitalization periods of January 1, 2003 through January 9, 2003 and January 10, 2003 through July 5, 2003, respectively.

*	not meaningful

Combined consolidated net sales increased approximately $24,800,000 or 4.8% for the second quarter of 2003 as compared to the second quarter of 2002 and increased approximately $66,600,000 or 7.0% for the first six months of 2003 as compared to the first six months of 2002. The effect of changes in foreign currency exchange rates accounted for approximately $11,100,000 of the increase in net sales in the second quarter of 2003 and approximately $19,400,000 of the increase in net sales in the first six months of 2003. Net sales increased for the second quarter of 2003 as compared to the second quarter of 2002 as a result of the acquisition of Elan, price increases and higher net sales volume. The acquisition of Elan in January of 2003 contributed approximately $6,300,000 and $11,100,000 of the total increase in net sales for the second quarter and first six months of 2003, respectively, as compared to 2002. Excluding the effect of the acquisition of Elan and changes in foreign currency exchange rates, consolidated net sales increased approximately $7,400,000 or 1.4% from the second quarter of 2003 as compared to the second quarter of 2002 as follows:

	Second Quarter net sales
	Amount	% Change

Net sales for the second quarter 2003	$544,500,000
Net sales for the second quarter 2002	519,700,000

Net increase	24,800,000	4.8%
Effect of changes in foreign currency exchange rates	(11,100,000)
Effect of the acquisition of Elan	(6,300,000)

Increase	$7,400,000	1.4%

This increase is summarized by segment as follows:

	Increase (decrease) in net sales
	in the Second Quarter of 2003
	Amount	%

Residential Building Products	$(2,700,000)	(1	.5)%
Air Conditioning and Heating Products	2,400,000	1.3
Windows, Doors and Siding Products	7,700,000	5.3

	$7,400,000	1.4%

Net sales increased for the first six months of 2003 as compared to the first six months of 2002 as a result of the acquisition of Elan, price increases and higher net sales volume. Excluding the effect of the acquisition of Elan and changes in foreign currency exchange rates, consolidated net sales increased approximately $36,100,000 or 3.8% from the first six months of 2003 as compared to the first six months of 2002 as follows:

	First Six months
	Net sales
	Amount	% Change

Net sales for the period Jan. 1, 2003 to Jan. 9, 2003	$33,800,000
Net sales for the period Jan. 10, 2003 to July 5, 2003	979,700,000

Total combined net sales	1,013,500,000
Net sales for the period Jan. 1, 2002 to June 29, 2002	946,900,000

Net increase	66,600,000	7.0%
Effect of changes in foreign currency exchange rates	(19,400,000)
Effect of the acquisition of Elan	(11,100,000)

Increase	$36,100,000	3.8%

This increase is summarized by segment as follows:

	Increase in net sales in
	the First Six months of 2003
	Amount	% Change

Residential Building Products	$7,400,000	2.0%
Air Conditioning and Heating Products	12,900,000	3.8
Windows, Doors and Siding Products	15,800,000	6.4

	$36,100,000	3.8%

Overall, increases in sales levels in the second quarter and first six months of 2003 reflect the ongoing stability of the housing construction and remodeling markets and our expanded branding effort in our line of air conditioning and heating products, partially offset by adverse weather conditions in the first quarter of 2003 in the Northeast and Midwest, the general slowdown in commercial construction activity and the continued softness in the manufactured housing market. The six months ended July 5, 2003 includes 185 days while the six months ended June 29, 2002 includes 180 days. For the second quarter ended July 5, 2003 and the second quarter ended June 29, 2002, the Company's net sales to customers serving the manufactured housing markets, principally consisting of air conditioners, furnaces and vinyl siding and skirting products, constituted approximately 7.1% and 8.7%, respectively, of the Company's consolidated net sales and for the first six months ended July 5, 2003 and the first six months ended June 29, 2002, the Company's net sales to customers serving the manufactured housing markets, constituted approximately 7.3% and 8.9%, respectively, of the Company's consolidated net sales . The decrease in net sales volume in the Residential Building Products Segment in the second quarter of 2003 as compared to the second quarter of 2002 was, in part, due to slightly lower sales volume of range hoods partially offset by increased sales of garage door openers. The increase in net sales volume in the Residential Building Products Segment in the first six months of 2003 as compared to the first six months of 2002 was, in part, the result of new products and the ongoing stability in the residential housing construction and remodeling markets. Increased sales volume of bathroom exhaust fans and garage door openers was also a factor in the increase in this segment in the first six months of 2003. The increase in net sales in the Air Conditioning and Heating Products Segment in the second quarter and first six months of 2003 as compared to 2002 was due to continued growth principally from this segment's brand-name strategy resulting in increased sales volume of HVAC products to the residential site built market. In the second quarter and first half of 2003, the Segment benefited from the recent introduction of our Westinghouse ® and Maytag ® brands and increased sales levels of the Gibson® brand. These increases were partially offset by the general slowdown in commercial construction activity, which reduced the level of shipments of the Company's commercial HVAC products and lower sales to the manufactured housing market in this segment as continued softness is being experienced by this industry. The trend of lower levels of orders and shipments of commercial HVAC products is expected to continue throughout 2003. The increase in net sales in the second quarter and first half of 2003 as compared to 2002 in the Windows, Doors and Siding Products Segment was principally due to continued stability in new residential construction and remodeling activity, increased sales prices of vinyl siding products, increased volume of vinyl fence, decking and railing products and increased volume of windows by the Segment's Canadian operations. These increases were partially offset by lower sales volume of domestic window products and approximately $1,200,000 of charges to net sales related to expanded distribution, including new customers, that occurred in the first quarter of 2003

Cost of products sold, as a percentage of net sales, increased from approximately 70.5% in the second quarter of 2002 to approximately 72.4% in the second quarter of 2003 and increased from approximately 71.8% in the first six months of 2002 to approximately 73.0% in the first six months of 2003. Cost of products sold for the second quarter of 2003 includes approximately $3,400,000 of cost of products sold from the acquisition of Elan, an increase of approximately $8,800,000 related to the effect of changes in foreign currency exchange rates, a non-cash charge of approximately $1,000,000, related to the amortization of excess purchase price allocated to inventory and approximately $3,400,000 of lower depreciation expense as a result of the fair value adjustment to property, plant and equipment. Excluding the effect of the acquisition of Elan (which has a lower cost of sales as a percentage of net sales than the overall group of businesses owned prior to the acquisition), changes in foreign currency exchange rates, the write-off of excess purchase price allocated to inventory and lower depreciation expense as a result of the fair value adjustment to property, plant and equipment, cost of products sold was approximately $384,600,000 or approximately 72.9% as a percentage of net sales during the second quarter of 2003 as compared to 70.5% in the second quarter of 2002 as follows:

	Second Quarter
	Cost of products sold
	Amount	% of Net Sales

Cost of products sold for the second quarter 2003	$394,400,000	72.4%
Effect of the acquisition of Elan	(3,400,000)
Effect of changes in foreign currency exchange rates	(8,800,000)
Effect of excess purchase price allocated to inventory	(1,000,000)
Effect of the reduction in depreciation expense on property and
equipment resulting from fair value adjustments	3,400,000

	$384,600,000	72.9%

Cost of products sold for the first six months of 2003 includes approximately $6,000,000 of cost of products sold from the acquisition of Elan, an increase of approximately $15,600,000 related to the effect of changes in foreign currency exchange rates, a non-cash charge of approximately $6,400,000, related to the amortization of excess purchase price allocated to inventory and approximately $6,300,000 of lower depreciation expense as a result of the fair value adjustment to property, plant and equipment. Excluding the effect of the acquisition of Elan (which has a lower cost of sales as a percentage of net sales than the overall group of businesses owned prior to the acquisition), changes in foreign currency exchange rates, the write-off of excess purchase price allocated to inventory and lower depreciation expense as a result of the fair value adjustment to property, plant and equipment, cost of products sold was approximately $718,700,000 or approximately 73.1% as a percentage of net sales during the first six months of 2003 as compared to 71.8% in the first six months of 2002 as follows:

	First Six months
	Cost of products sold
	Amount	% of Net Sales

Cost of products sold for the period Jan. 1, 2003 to Jan. 9, 2003	$26,300,000
Cost of products sold for the period Jan. 10, 2003 to July 5, 2003	714,100,000

Total combined cost of products sold	740,400,000	73.0%
Effect of the acquisition of Elan	(6,000,000)
Effect of changes in foreign currency exchange rates	(15,600,000)
Effect of the write-off of excess purchase price for inventory	(6,400,000)
Effect of the reduction in depreciation expense on property and equipment
resulting from fair value adjustments	6,300,000

	$718,700,000	73.1%

Material costs were approximately 46.2% and 43.7% of net sales for the second quarter of 2003 compared to the second quarter of 2002, respectively, and approximately 45.4% and 43.8% of net sales for the first six months of 2003 compared to the first six months of 2002, respectively. Material costs as a percent of net sales increased in the second quarter and first six months of 2003 compared to the second quarter and first six months of 2002 primarily due to the increase in the cost of PVC resin and steel beginning in the second half of 2002 and were the major factor contributing to the overall increase in the percentage of cost of products sold to net sales for both periods. PVC resin costs have increased since the second half of 2002. Continued strength in the new home construction and remodeling markets has increased the demand for PVC resin. A number of manufacturers of other products (including building products that the Company does not manufacture or sell) compete with the Company for the available supply of PVC resin. The manufacturing process for PVC resin suppliers, utilizes ethylene, which is refined from either oil or natural gas. As a result of these and other factors, the price of PVC resin is subject to volatility. PVC resin is used by the Company primarily in the Windows, Doors and Siding Products Segment. The Company also realized slightly higher prices on steel products for the second quarter and first six months of 2003 as compared to the second quarter and first six months of 2002. These increases were partially offset by reductions realized in the cost of certain purchased materials and component parts, in part, due to strategic sourcing initiatives and manufacturing cost reduction measures implemented in 2002 and the first six months of 2003. Lower sales without a proportionate decrease in cost of HVAC commericial products in the Air Conditioning and Heating Products Segment was an additional factor in the increase in the percentage of cost of products sold to net sales in both periods. Increased sales volume of HVAC products to residential site built customers in the Air Conditioning and Heating Products Segment, without a proportionate increase in cost partially offset the effect of these increases in both periods. In the second quarter and first six months of 2003, approximately $1,400,000 of severance and other costs associated with the closure of certain manufacturing facilities within the Air Conditioning and Heating Products Segment are included in cost of products sold. Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense ("SG&A") was $81,300,000 in the second quarter of 2003 and $85,400,000 in the second quarter of 2002. SG&A as a percentage of net sales decreased from approximately 16.4% in the second quarter of 2002 to approximately 14.9% in the second quarter of 2003. SG&A in the second quarter of 2003 includes approximately $300,000 of direct expenses and third party fees associated with the Company's strategic sourcing initiative, approximately $2,000,000 of SG&A from the acquisition of Elan and an increase of approximately $1,800,000 related to the effect of changes in foreign currency exchange rates. SG&A in the second quarter of 2002 includes a $4,400,000 charge relating to an incentive earned by certain of the Company's officers under the Company's 1999 Equity Performance Plan. The direct expenses and third party fees associated with the Company's strategic sourcing initiative are set forth separately in the segment data. Excluding the effect of (a) expenses related to the Company's strategic sourcing initiative in the second quarter of 2003, (b) the acquisition of Elan (which has a higher level of SG&A as a percentage of net sales than the overall group of businesses owned prior to the acquisition), (c) the $4,400,000 charge relating to an incentive earned by certain of the Company's officers under the Company's 1999 Equity Performance Plan in 2002 and (d) the effect of changes in foreign currency exchange rates in the second quarter of 2003, SG&A was approximately $77,200,000 or approximately 14.6% as a percentage of net sales during the second quarter of 2003 as compared to approximately $81,000,000 or approximately 15.6% in the second quarter of 2002 as follows:

	Three Months Ended
	Post-Recapitalization		Pre-Recapitalization
	July 5, 2003		June 29, 2002
		% of Net		% of Net
	Amount	Sales	Amount	Sales

SG&A	$81,300,000	14.9%	$85,400,000	16.4%
Strategic sourcing initiative fees and expenses	(300,000)		--
Effect of the acquisition of Elan	(2,000,000)		--
Effect of 1999 Equity Performance Plan	--		(4,400,000)
Effect of changes in foreign currency
exchange rates	(1,800,000)		--

	$77,200,000	14.6%	$81,000,000	15.6%

Combined SG&A was approximately $165,100,000 in the first six months of 2003 as compared to $160,600,000 in the first six months of 2002. SG&A as a percentage of net sales decreased from approximately 16.9% in the first six months of 2002 to approximately 16.3% in the first six months of 2003. SG&A in the first six months of 2003 includes approximately $1,800,000 of direct expenses and third party fees associated with the Company's strategic sourcing initiative, approximately $3,600,000 of SG&A from the acquisition of Elan and an increase of approximately $3,100,000 related to the effect of changes in foreign currency exchange rates. SG&A in the first six months of 2002 includes a $4,400,000 charge relating to an incentive earned by certain of the Company's officers under the Company's 1999 Equity Performance Plan. The direct expenses and third party fees associated with the Company's strategic sourcing initiative are set forth separately in the segment data. Excluding the effect of (a) expenses related to the Company's strategic sourcing initiative in the first six months of 2003, (b) the acquisition of Elan (which has a higher level of SG&A as a percentage of net sales than the overall group of businesses owned prior to the acquisition), (c) the $4,400,000 charge relating to an incentive earned by certain of the Company's officers under the Company's 1999 Equity Performance Plan in 2002 and (d) the effect of changes in foreign currency exchange rates in the first six months of 2003, SG&A was approximately $156,600,000 or approximately 15.9% as a percentage of net sales during the six months of 2003 as compared to approximately $156,200,000 or approximately 16.5% in the first six months of 2002 as follows:

	For the Periods Ended
	July 5, 2003		June 29, 2002
		% of Net		% of Net
	Amount	Sales	Amount	Sales

SG & A for the Pre-Recapitalization Period	$6,500,000		$160,600,000
SG&A for the Post-Recapitalization Period	158,600,000		--

Total combined SG&A	165,100,000	16.3%	160,600,000	16.9%
Strategic sourcing initiative fees and
expenses	(1,800,000)		--
Effect of the acquisition of Elan	(3,600,000)		--
Effect of 1999 Equity Performance Plan	--		(4,400,000)
Effect of changes in foreign currency exchange
rates	(3,100,000)		--

	$156,600,000	15.9%	$156,200,000	16.5%

The decrease in the percentage for both periods is principally due, in part, to lower compensation and benefit expenses of certain members of management subsequent to the Recapitalization and higher sales without a proportionate increase in expense in the Residential Building Products and Windows, Doors and Siding Segments, partially offset by increased expense levels associated with the Company’s brand name strategy and higher sales volume of HVAC products to the Residential site built market. In the second quarter and first six months of 2003, approximately $100,000 and $600,000, respectively, of severance and other costs associated with the closure of a manufacturing facility within the Windows, Doors and Siding Products Segment are included in selling, general and administrative expense.

Amortization of intangible assets, as a percentage of net sales, increased from approximately 0.3% in the second quarter of 2002 to approximately 0.6% in the second quarter of 2003 and increased from approximately 0.3% in the first six months of 2002 to approximately 0.6% in the first six months of 2003 principally as a result of approximately $1,500,000 and $3,000,000 of increased amortization in relation to the increase from the estimated amount of fair value adjustments to intangible assets arising from the Recapitalization in the second quarter and first six months of 2003, respectively.

Expenses and charges arising from the Recapitalization, as a percentage of net sales were 1.0% in the second quarter of 2002 and were 8.7% and 0.6% in the first six months of 2003 and 2002, respectively. See Liquidity and Capital Resources and Notes B, F and I of the Notes to the Unaudited Financial Statements included elsewhere herein, for further discussion of these expenses and charges.

Consolidated operating earnings increased by approximately $4,500,000 from approximately $61,200,000 in the second quarter of 2002 to approximately $65,700,000 in the second quarter of 2003 and decreased by approximately $84,600,000 from approximately $98,900,000 in the first six months of 2002 to approximately $14,300,000 in the first six months of 2003 as a result of the factors discussed above.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt premium and discount) of approximately $9,676,000 and $10,853,000 for the second quarter of 2003 and 2002, respectively, and approximately $19,605,000 and $21,947,000 for the first six months of 2003 and 2002, respectively. Consolidated operating earnings for the second quarter and first six months of 2003 includes approximately $1,500,000 and $3,000,000 of additional amortization expense of intangible assets in the second quarter and first six months of 2003, respectively, approximately $1,000,000 and $6,400,000 of write-off of excess purchase price allocated to inventory in the second quarter and first six months of 2003, respectively, and $3,400,000 and $6,300,000 of lower depreciation expense of property, plant and equipment as a result of the fair value adjustments arising from the Recapitalization in the second quarter and first six months of 2003, respectively.

Excluding the effect of (a) approximately $5,200,000 of fees and expenses in the second quarter of 2002 associated with the Recapitalization of the Company, (b) the effect of the incentive earned by certain of the Company's officers under the Company's 1999 Equity Performance Plan, approximately $4,400,000 in the second quarter of 2002, (c) approximately $300,000 of direct expenses and third party fees associated with the Company's strategic sourcing initiative incurred in the second quarter of 2003, (d) approximately $900,000 of operating earnings contributed by the acquisition of Elan in 2003, (e) $3,400,000 of lower depreciation expense as a result of the fair value adjustment to property, plant and equipment, (f) approximately $1,500,000 of increased amortization from the estimated amount of fair value adjustment to intangible assets, (g) the non-cash charge of approximately $1,000,000 related to the write-off of excess purchase price allocated to inventory, and (h) approximately $400,000 of increased operating earnings from the effect of changes in foreign currency exchange rates in the second quarter of 2003, operating earnings decreased approximately $7,000,000 from approximately $70,800,000 in the second quarter of 2002 to $63,800,000 in the second quarter of 2003 as follows:

	Three Months Ended
	Post-	Pre-
	Recapitalization	Recapitalization
	July 5, 2003	June 29, 2002

Operating Earnings for the second quarter of 2003	$65,700,000	$61,200,000
Fees and expenses arising from the Recapitalization	--	5,200,000
Effect of 1999 Equity Performance Plan	--	4,400,000
Strategic sourcing initiative fees and expenses	300,000	--
Effect of the acquisition of Elan	(900,000)	--
Effect of the reduction in depreciation expense on property and
equipment resulting from fair value adjustments	(3,400,000)	--
Amortization expense on fair value of intangible assets	1,500,000	--
Effect of the write-off of excess purchase price for inventory	1,000,000	--
Effect of changes in foreign currency exchange rates	(400,000)	--

	$63,800,000	$70,800,000
Operating earnings for the second quarter of 2002	70,800,000

Decrease	$(7,000,000)

This decrease is summarized by segment as follows:

	Increase (decrease) in
	operating earnings
	Amount	%

Residential Building Products	$(1,500,000)	(4.8)%
Air Conditioning and Heating Products	(5,200,000)	(21.8)
Windows, Doors and Siding Products	(5,400,000)	(19.0)

Subtotal	(12,100,000)	(14.5)
Other	5,100,000	39.8

	$(7,000,000)	(9.9)%

Excluding the effect of (a) approximately $87,700,000 of fees and expenses associated with the Recapitalization of the Company in the first six months of 2003 and approximately $5,200,000 of fees and expenses in the first six months of 2002 associated with the Recapitalization of the Company, (b) the effect of the incentive earned by certain of the Company's officers under the Company's 1999 Equity Performance Plan of approximately $4,400,000 in the second quarter of 2002, (c) approximately $1,800,000 of direct expenses and third party fees associated with the Company's strategic sourcing initiative incurred in the first half of 2003, (d) approximately $1,600,000 of operating earnings contributed by the acquisition of Elan in 2003, (e) the non-cash charge of approximately $6,400,000 related to the write-off of excess purchase price allocated to inventory, (f) $6,300,000 of lower depreciation expense as a result of the fair value adjustment to property, plant and equipment, (g) approximately $3,000,000 of increased amortization from the estimated amount of fair value adjustment to intangible assets and (h) approximately $700,000 of increased operating earnings from the effect of changes in foreign currency exchange rates in the first six months of 2003, operating earnings decreased approximately $3,900,000 from approximately $108,500,000 in the first six months of 2002 to $104,600,000 in the first six months of 2003 as follows:

	For the Periods Ended
	July 5, 2003	June 29, 2002

Operating earnings for the Pre-Recapitalization Period	$(86,800,000)	$98,900,000
Operating earnings for the Post-Recapitalization Period	101,100,000	--

Total combined operating earnings	14,300,000	98,900,000
Fees and expenses arising from the Recapitalization	87,700,000	5,200,000
Effect of 1999 Equity Performance Plan	--	4,400,000
Strategic sourcing initiative fees and expenses	1,800,000	--
Effect of the acquisition of Elan	(1,600,000)	--
Effect of the write-off of excess purchase price for inventory	6,400,000	--
Effect of the reduction in depreciation expense on property
and equipment resulting from fair value adjustments	(6,300,000)	--
Amortization expense on fair value of intangible assets	3,000,000	--
Effect of changes in foreign currency exchange rates	(700,000)	--

	$104,600,000	$108,500,000
Operating earnings for the period Jan. 1, 2002 to June 29, 2002	108,500,000

Decrease	$(3,900,000)

This decrease is summarized by segment as follows:

	Increase (decrease) in
	operating earnings
	Amount	%

Residential Building Products	$1,800,000	3.0%
Air Conditioning and Heating Products	(3,400,000)	(9.1)
Windows, Doors and Siding Products	(8,900,000)	(25.3)

Subtotal	(10,500,000)	8.0
Other	6,600,000	28.3

	$(3,900,000)	(3	.6)%

The increase in operating earnings in the Residential Building Products Segment in the first six months of 2003 was primarily as a result of increased sales volume, principally bathroom exhaust fans, due to the continued stability of new home construction and remodeling markets and increased sales of garage door openers, partially offset by decreased sales volume of range hoods and exhaust fans in the second quarter of 2003. The decrease in operating earnings in the Air Conditioning and Heating Products Segment in the second quarter and first six months of 2003 was principally due to a decrease in operating earnings of certain product lines due to the general slowdown in the commercial construction and manufactured housing markets, partially offset by increased sales volume of HVAC products to customers serving the residential site built market without a proportionate increase in costs and expenses. The operating results of the Air Conditioning and Heating Products Segment for the second quarter and first six months of 2003 include approximately $1,400,000 of severance and other costs associated with the closure of certain manufacturing facilities. The decrease in operating earnings in the Windows, Doors and Siding Products Segment in the second quarter and first half of 2003 was primarily as a result of an increase in raw materials, primarily PVC resin, partially offset by higher sales prices of vinyl siding products, as compared to 2002. The operating results of this Segment for the second quarter and first six months of 2003 include approximately $100,000 and $600,000, respectively of severance and other costs associated with the closure of a manufacturing facility. The operating results of the Windows, Doors and Siding Products segment also include approximately $1,300,000 of charges and expenses for expanded distribution including new customers in the first six months of 2003. There were no additional costs and expenses incurred related to this expanded distribution in the second quarter of 2003.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries, were approximately 6.1% and 6.0% of operating earnings (before corporate overhead) in the second quarter of 2003 and 2002, respectively, and approximately 5.7% and 6.9% of operating earnings (before corporate overhead) in the first six months of 2003 and 2002, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest expense in the second quarter of 2003 decreased approximately $1,600,000 or approximately 6.6% as compared to the second quarter of 2002 and increased approximately $2,100,000 or approximately 4.3% in the first six months of 2003 as compared to the first six months of 2002. The increase in interest expense in the first six months of 2003 is primarily due to approximately $4,100,000 of interest expense from the amortization of the Bridge Facility commitment fees and related expenses. Interest expense in the second quarter and first six months of 2002 includes a non-cash reduction in interest expense of approximately $350,000 and $800,000, respectively, related to the Company's interest rate collar agreement, which was terminated in August 2002. The period from January 1, 2003 to January 9, 2003 and the period from January 10, 2003 to July 5, 2003 combined, contain 185 days while the first half of 2002 contained 180 days, accordingly, operating results for 2003 include approximately $1,000,000 of additional interest expense as compared to 2002 since the Company accrues interest expense based on the number of days contained in each reporting period. The increase in interest expense was partially offset by approximately $1,400,000 and $2,800,000 in the second quarter and first six months of 2003, respectively, of lower interest expense from the amortization of premium arising from the fair value adjustment on the date of the Recapitalization allocated to indebtedness as compared to the Company's historical basis of accounting prior to the Recapitalization and reflects the effect of a net reduction in debt. In the second quarter and first six months of 2002, interest expense included approximately $850,000 and $1,700,000, respectively, of non-cash amortization of deferred debt expense and original issue discount. (See Notes A, B and D of the Notes to the Unaudited Financial Statements included elsewhere herein.)

Investment income decreased approximately $1,500,000 or 78.9% in the second quarter of 2003 as compared to the second quarter of 2002 and decreased approximately $2,800,000 or 75.7% in the first six months of 2003 as compared to the first six months of 2002 primarily as a result of lower average invested balances in 2003 primarily as a result of the funds utilized in the Recapitalization. Included in investment income in the second quarter and first six months of 2002 was approximately $650,000 and $1,300,000, respectively, related to restricted investments and marketable securities held by pension trusts (including related party amounts) which funds were distributed to participants on the date of the Recapitalization.

The income tax provision from continuing operations was approximately $17,300,000 for the second quarter of 2003 as compared to approximately $15,600,000 for the second quarter of 2002, and the income tax benefit from continuing operations was approximately $2,800,000 the first six months of 2003 compared to a income tax provision from continuing operations of approximately $21,500,000 for the first six months of 2002. The income tax rates in both 2002 and 2003 differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, foreign income tax on foreign source income, state income tax provisions, and in 2003 due to the Recapitalization. (See Notes A, B and J of the Notes to the Unaudited Financial Statements included elsewhere herein.)

Earnings from discontinued operations for the second quarter and first six months ended June 29, 2002 were approximately $4,400,000 and $5,600,000, respectively. The table that follows presents a summary of the operating results of discontinued operations for the second quarter and first six months ended June 29, 2002. (See Note H of the Notes to the Unaudited Financial Statements included elsewhere herein.)

	Three Months Ended	Six Months Ended
	June 29, 2002	June 29, 2002
	(Amounts in thousands)
	(Unaudited)

Net Sales	$2,500	$22,000

Earnings before income taxes	300	2,300
Provision for income taxes	100	900

Earnings from discontinued operations	200	1,400
Gain on sale of discontinued operations, net
of provision for income taxes of $1,200,000	4,200	4,200

Earnings from discontinued operations	$4,400	$5,600

Depreciation and amortization expense	$188	$593

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

Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses the accounting and reporting for costs associated with exit or disposal activities, nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination" ("EITF 88-10"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's Unaudited Financial Statements (see Note M of the Notes to the Unaudited Financial Statements included elsewhere herein).

On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting". The Company accounts for stock-based compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has provided the required disclosures under SFAS No. 148 (see Note K of the Notes to the Unaudited Financial Statements included elsewhere herein).

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). Along with new disclosure requirements, FIN 45 requires guarantors to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. This differs from the current practice to record a liability only when a loss is probable and reasonably estimable. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002 and adopted the entire interpretation on January 1, 2003. Adoption of FIN 45 was not material to the Company's Unaudited Financial Statements (see Note L of the Notes to the Unaudited Financial Statements included elsewhere herein).

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply to the Company immediately for variable interest entities created after January 31, 2003 and for existing variable interest entities no later than the end of the first annual reporting period beginning after June 15, 2003. The Company is currently evaluating the impact of adopting FIN 46 on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which clarifies the financial accounting and reporting proscribed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") for derivative instruments, including certain derivative instruments embedded in other contracts. Certain provisions of SFAS No. 149 related to implementation issues of SFAS No. 133 are already effective and other provisions related to forward purchases or sales are effective for both existing contracts and new contracts entered into after June 30, 2003. The Company has previously adopted SFAS No. 133, including the implementation issues addressed in SFAS No. 149, and is currently evaluating what impact, if any, the new provisions of SFAS No. 149 will have on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"), which addresses the accounting and reporting for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and for all existing financial instruments beginning in the first interim period after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provisions for the first fiscal period beginning after December 15, 2003. The Company plans to adopt SFAS No. 150 on July 1, 2003. Adoption of this accounting standard is not expected to be material to the results presented in the Company's consolidated financial statements.

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

In connection with the Recapitalization, K Holdings received a bridge financing letter from a lender for a senior unsecured term loan facility not to exceed $955,000,000 (the "Bridge Facility"). The Bridge Facility was intended to be used to fund, if necessary, any change in control offers the Company might have made in connection with the Recapitalization. The Company did not use this Bridge Facility because the structure of the Recapitalization did not require the Company to make any change of control offers. The commitment letter expired on January 31, 2003. As a result, the Company's consolidated interest expense for the period from January 10, 2003 to July 5, 2003 includes approximately $4,100,000 of interest expense from the amortization of the Bridge Facility commitment fees and related expenses. In the second quarter of 2003, the Company did not incur any additional interest expense related to the expiration of this commitment letter.

In January 2003, Nortek Holdings filed for the deregistration of its shares of common and special common stock under the Securities Exchange Act of 1934. Nortek Holdings' shares of common and special common stock are no longer publicly traded. The Company will continue to file periodic reports with the SEC as required by the respective indentures of the Company's Existing Notes.

Under the terms of one of the Company's supplemental executive retirement plans ("SERP"), the Company was required to make one-time cash payments to participants in such plan in satisfaction of obligations under that plan when the Recapitalization was completed. Accordingly, the Company made a distribution of approximately $75,100,000 to the participants in the plan from funds included in the Company's Consolidated Balance Sheet at December 31, 2002 and classified in long-term assets in restricted investments and marketable securities held by pension trusts and transferred to one of the participants a life insurance policy with approximately $10,300,000 of cash surrender value to satisfy a portion of the SERP's obligation to such participant. The termination and settlement of the obligation of this SERP resulted in a curtailment loss on January 9, 2003. (See Notes B and F of the Notes to the Unaudited Financial Statements included elsewhere herein.)

The total amount of transaction fees and related costs incurred by the Company and Kelso associated with the Recapitalization was approximately $47,348,000, including the $27,900,000 noted above, of which approximately $10,500,000 of advisory fees and expenses was paid to Kelso & Company L.P. A portion of these fees and expenses was recorded by the Company in selling, general and administrative expense, since they were obligations of the Company prior to the Recapitalization. Approximately $12,848,000 was recorded as expense on January 9, 2003 since these fees and expenses became obligations of the Company upon consummation of the Recapitalization. Approximately $6,600,000 of expense was previously recorded by the Company in the year ended December 31, 2002, of which $5,200,000 was recorded in the second quarter of 2002. (See Notes B and F of the Notes to the Unaudited Financial Statements included elsewhere herein.)

The Company is highly leveraged and expects to continue to be highly leveraged for the foreseeable future. The Company had consolidated debt at July 5, 2003, of approximately $1,008,180,000 (including approximately $12,013,000 of unamortized debt premium) consisting of (i) $8,661,000 of short-term borrowings and current maturities of long-term debt, (ii) $42,506,000 of notes, mortgage notes and other indebtedness, (iii) $212,926,000 of 8 7/8% Senior Notes due 2008 ("8 7/8% Notes"), (iv) $314,945,000 of 9 1/8% Senior Notes due 2007 ("9 1/8% Notes"), (v) $178,541,000 of 9 1/4% Senior Notes due 2007 ("9 1/4% Notes") and (vi) $250,601,000 of 9 7/8% Senior Subordinated Notes due 2011 ("9 7/8% Notes").

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

At August 8, 2003, there was approximately $4,350,000 available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company's most restrictive debt covenant related to such payments. (See Note G of the Notes to the Unaudited Financial Statements included elsewhere herein.)

At July 5, 2003, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $109,838,000 as compared to approximately $294,804,000 at December 31, 2002. The decrease in unrestricted cash was primarily due to the dividend and payment of fees and expenses associated with the Recapitalization (see Note B of the Notes to the Unaudited Financial Statements included elsewhere herein) and seasonal increases in working capital. The Company's debt to equity ratio was approximately 2.1:1 at July 5, 2003 as compared to approximately 3.1:1 at December 31, 2002. The change in the ratio was primarily due to an increase in stockholder's investment, primarily as a result of the Recapitalization, which contributed approximately $284,135,000 to equity and was partially offset by a fair market value adjustment with a net increase in indebtedness of approximately $18,000,000.

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

EBITDA from operations is operating earnings (loss) from continuing operations plus depreciation and amortization expense (other than amortization of deferred debt expense and debt premium and discount) and the non-cash write-off of the portion of the excess purchase price from acquisitions allocated to inventories. For the three months ended July 5, 2003 and June 29, 2002 the Company had consolidated earnings (loss) before depreciation, amortization, non-cash write-off of the portion of the excess purchase price from acquisitions allocated to inventories, interest, net and income taxes ("EBITDA") of approximately $76,362,000 and $72,039,000, respectively. For the periods January 1, 2003 through January 9, 2003, January 10, 2003 through July 5, 2003 and the six months ended June 29, 2002, the Company had consolidated EBITDA of approximately $(85,865,000), $126,141,000, and $120,881,000, respectively. Adjusted EBITDA excludes expenses and charges arising from the Recapitalization. For the three months ended July 5, 2003 and June 29, 2002, the Company had Adjusted EBITDA of approximately $76,362,000 and $77,239,000, respectively. For the periods January 1, 2003 through January 9, 2003, January 10, 2003 through July 5, 2003 and the six months ended June 29, 2002, the Company had Adjusted EBITDA of approximately $1,835,000, $126,141,000, and $126,081,000, respectively. EBITDA is presented as it is a common analytical measurement utilized by investors to assess the Company's performance. The Company's common stock is no longer publicly traded. In accordance with the indentures of the Company's Existing Notes, the Company is required to continue to file periodic reports with the SEC. Numerous covenants contained in the indentures to the Existing Notes require financial measurements involving a cash flow measure similar to EBITDA. In addition, EBITDA is presented as it allows noteholders to assess the Company's ability to service and incur indebtedness. We also believe that EBITDA, when considered with other information, is useful to investors to analyze current results since it reflects operating results before depreciation, amortization and other non-cash items, which items are based on historical cost and varying depreciable lives. Since each of the Company's segments, its competitors and other investment opportunities available to noteholders all have differing historical cost structures, EBITDA is another measurement available to investors, particularly noteholders, to make investment decisions. EBITDA should not be considered as an alternative to earnings (loss) from continuing operations, net earnings (loss) or cash flow measures as determined in accordance with accounting principles generally accepted in the United States.

The following table presents a reconciliation from net earnings (loss) to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended
	Post-Recapitalization	Pre-Recapitalization
	July 5, 2003	June 29, 2002
	(Amounts in thousands)
	(Unaudited)

Net earnings	$26,200	$27,700
Earnings from discontinued operations	--	(4,400)
Provision for income taxes	17,300	15,600
Investment income	(324)	(1,937)
Interest expense	22,552	24,223

Operating earnings	65,728	61,186
Depreciation expense	6,585	9,366
Amortization of intangible assets	3,091	1,487
Non cash charge of purchase price
allocated to inventory	958	--

EBITDA	76,362	72,039
Expenses and charges arising from the Recapitalization	--	5,200

Adjusted EBITDA	$76,362	$77,239

	For the Periods
	Post-
	Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	July 5, 2003	Jan. 9, 2003	June 29, 2002
	(Amounts in thousands)
	(Unaudited)

Net earnings (loss)	$32,400	$(64,900)	$38,300
Earnings from discontinued operations	--	--	(5,600)
Provision (benefit) for income taxes	21,300	(24,100)	21,500
Investment income	(759)	(121)	(3,656)
Interest expense	48,201	2,288	48,390

Operating earnings (loss)	101,142	(86,833)	98,934
Depreciation expense	12,736	831	18,955
Amortization of intangible assets	5,901	137	2,992
Non cash charge of purchase price allocated to
inventory	6,362	--	--

EBITDA	126,141	(85,865)	120,881
Expenses and charges arising from the
Recapitalization	--	87,700	5,200

Adjusted EBITDA	$126,141	$1,835	$126,081

The Company expects to meet its cash flow requirements through fiscal 2003 from cash generated from operations, existing cash and cash equivalents, and, if necessary, the utilization of the Company's Senior Secured Credit Facility and mortgage, capital lease or other financings. As of July 5, 2003, approximately $28,548,000 of letters of credit had been issued as additional security for approximately $27,600,000 of industrial revenue bonds and capital leases outstanding (included in notes, mortgage notes and obligations payable in the accompanying condensed consolidated balance sheet at July 5, 2003), relating to several of the Company's manufacturing facilities and approximately $2,786,000 of letters of credit have been issued as additional security for certain of the Company's insurance programs.

In connection with the provisions of SFAS No. 141 and Push Down Accounting, the Company has recorded all pension liabilities for the Companies defined benefit retirement plans, at their fair values based upon the accumulated projected benefit obligations determined by third party actuarial consultants. As a result, on January 9, 2003, the amount of the Company accumulated projected benefit obligation was increased by approximately $6,804,000 as compared to the amount recorded in its consolidated balance sheet prior to the Recapitalization. In addition, as discussed previously, the Company settled all obligations related to the Company's SERP in connection with the Recapitalization. Accordingly, as of January 10, 2003, the Company has recorded accrued pension liabilities of approximately $60,000,000, which represent the estimated combined under funding of the Company's various pension plans. The Company's policy is to make annual contributions to the various pension plans in such amounts and at such times so as to meet at least the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The amount of under funding will change in future periods for a variety of factors including, among others, the actual performance of the various pension plan's investments and changes, if any, in actuarial assumptions resulting from changing external economic conditions. Consistent with many pension plans in the United States, the Company's various pension plans have been negatively impacted by the performance of the United States equity markets over the past several years and the decline in yields available in fixed income markets.

In connection with the provisions of SFAS No. 141 and Push Down Accounting, the Company has recorded all post retirement health benefit plan liabilities at their fair values based upon the accumulated projected benefit obligations determined by third party actuarial consultants. As a result, on January 9, 2003, the amount of the Comapny’s accumulated projected benefit obligation was increased by approximately $17,231,000 as compared to the amount recorded in its consolidated balance sheet prior to the Recapitalization. Accordingly, as of January 10, 2003, the Company has recorded accrued post retirement health liabilities of approximately $35,000,000, which represents the current discounted amount of the remaining estimated amounts to be paid out under the Company's various post retirement health benefit plans. The Company's policy is to fund the costs associated with its various post retirement health benefit plans as they become due and there are no investments or other assets associated with these plans. Consistent with many post retirement health benefit plans in the United States, the Company's liabilities under these plans have been negatively impacted by rising medical costs in the United States and the decline in yields available in fixed income markets.

The Company and its subsidiaries have entered into a number of operating lease obligations, purchase obligations and have guaranteed certain obligations of various third parties. No significant changes in these obligations have occurred since December 31, 2002. See the Company's annual report on Form 10-K, as filed with the SEC, at December 31, 2002 for amounts outstanding at December 31, 2002.

Unrestricted cash and cash equivalents decreased from approximately $294,804,000 at December 31, 2002 to approximately $89,770,000 at July 5, 2003. At July 5, 2003 marketable securities available for sale were approximately $20,068,000 which consisted primarily of federal agency discount notes, commercial paper, treasury bills and money market instruments. On July 11, 2003, the Company used approximately $58,100,000 of cash for the acquistion of SpeakerCraft. The Company has classified as restricted in the accompanying condensed consolidated balance sheet certain investments and marketable securities that are not fully available for use in its operations. At July 5, 2003, approximately $5,640,000 (of which $4,348,000 is included in current assets) of cash, investments and marketable securities is held primarily as collateral for insurance and letter of credit requirements.

Capital expenditures were approximately $12,188,000 in the first half of 2003 compared to approximately $10,144,000 in the first half of 2002. Capital expenditures were approximately $28,500,000 for the year ended December 31, 2002 and are expected to be between $40,000,000 and $50,000,000 in 2003.

The Company's working capital and current ratio decreased from approximately $451,085,000 and 2.5:1, respectively, at December 31, 2002 to approximately $372,877,000 and 2.1:1, respectively, at July 5, 2003 principally as a result of the factors described below.

Accounts receivable increased approximately $69,093,000 or approximately 30.6%, between December 31, 2002 and July 5, 2003, while net sales increased approximately $107,725,000 or approximately 24.7% in the second quarter of 2003 as compared to the fourth quarter of 2002. The acquisition of Elan in the first quarter of 2003 contributed $2,785,000 and $6,255,000 to the increase in accounts receivable and net sales, respectively. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on July 5, 2003 as compared to December 31, 2002. The Company has not experienced any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 2003.

Inventories increased approximately $37,511,000 or approximately 21.3%, between December 31, 2002 and July 5, 2003. Approximately $7,216,000 of the increase was as a result of the net remaining fair market value adjustment of inventories at July 5, 2003 arising from the Recapitalization. In addition, the acquisition of Elan contributed approximately $5,169,000 to the increase in inventories.

Accounts payable increased approximately $24,288,000 or approximately 19.2%, between December 31, 2002 and July 5, 2003. The acquisition of Elan contributed approximately $908,000 to this increase.

Changes in certain working capital accounts, as noted above, between December 31, 2002 and July 5, 2003, differ from the changes reflected in the Company's Condensed Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the three preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Unrestricted cash and cash equivalents decreased approximately $154,501,000 from December 31, 2002 to January 9, 2003 and decreased approximately $50,533,000 from January 10, 2003 to July 5, 2003, principally as a result of the following:

	Condensed Consolidated Cash Flows (*)
	January 10, 2003 -	January 1, 2003 -
	July 5, 2003	January 9, 2003

Operating Activities:
Cash flow from operations, net	$78,749,000	$(22,304,000)
(Increase) decrease in accounts receivable, net	(62,730,000)	2,749,000
Increase in inventories	(20,066,000)	(3,444,000)
Decrease in prepaids and other current assets	149,000	204,000
Increase in accounts payable	18,214,000	957,000
(Decrease) increase in accrued expenses and taxes	(14,293,000)	24,648,000
Investing Activities:
Purchases of marketable securities, net of sales	(20,068,000)	---
Net cash paid for Elan	(17,237,000)	---
Capital expenditures	(11,632,000)	(556,000)
Increase in restricted cash and investments	(12,000)	(48,000)
Financing Activities:
Increase (decrease) in borrowings, net	95,000	(1,358,000)
Dividend paid and transfers to Nortek Holdings
net of capital contributed	---	(143,297,000)
Other, net	(1,702,000)	(12,052,000)

	$(50,533,000)	$(154,501,000)

(*)

Summarized from the Company's Condensed Consolidated Statement of Cash Flows for the period January 1, 2003 to January 9, 2003 and the period January 10, 2003 to July 5, 2003. (See the Unaudited Financial Statements included elsewhere herein.)

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

Sales and earnings derived from international markets and net assets within international markets are subject to, among others, the risks of currency fluctuations primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In the first half of 2003, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations, but may not be indicative of future results. The impact of foreign currency changes related to translation resulted in an increase in stockholder's investment of approximately $1,096,000 and $12,953,000 for the periods January 1, 2003 to January 9, 2003 and January 10, 2003 to July 5, 2003, respectively. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company's net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At July 5, 2003, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity pricing exposure. At July 5, 2003, the Company did not have any material outstanding commodity forward contracts.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer and the Company’s Corporate Disclosure and Controls Committee, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a–15e and 15d-15e under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer concluded that as of the end of such period, the Company’s disclosure controls and procedures are effective to ensure that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

The items marked with an asterisk are filed herewith.

*	31.1	Certificate of Chief Executive Officer Pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002

*	31.2	Certificate of Chief Financial Officer Pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

		May 15, 2003, Item 9, Regulation FD Disclosure

		August 7, 2003, Item 7, Financial Statements and Exhibits

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.
(Registrant)

/s/ Almon C. Hall
Almon C. Hall
Vice President and Chief Financial Officer

August 18, 2003
(Date)