Form 10-Q
period 2004-03-31
NORTEK INC
filed 2004-05-18
CIK 1216596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________

FORM 10-Q
__________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to ______

333-25505
(Commission File Number)
__________

NORTEK, INC.
(Exact name of registrant as specified in its charter)
__________

Delaware	05-0314991
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Kennedy Plaza, Providence, RI	02903-2360
(Address of principal executive offices)	(Zip Code)

(401) 751-1600
(Registrant's telephone number, including area code)
__________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

The number of shares of Common Stock outstanding as of May 14, 2004 was 104.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	April 3,	December 31,
	2004	2003

Assets	(Amounts in thousands)
Current Assets:	(Unaudited)
Unrestricted:
Cash and cash equivalents	$150,742	$182,349
Restricted:
Cash, investments and marketable securities at cost,
which approximates market	1,223	1,223
Accounts receivable, less allowances
of $6,514,000 and $5,880,000	244,609	214,267
Inventories:
Raw materials	59,988	54,144
Work in process	18,042	19,229
Finished goods	103,519	86,042

	181,549	159,415

Prepaid expenses	8,604	6,765
Other current assets	12,379	14,868
Prepaid income taxes	19,830	17,826
Assets of discontinued operations	---	494,851

Total current assets	618,936	1,091,564

Property and Equipment, at Cost:
Land	12,451	12,578
Buildings and improvements	78,567	79,007
Machinery and equipment	122,465	120,589

	213,483	212,174
Less accumulated depreciation	21,181	17,719

Total property and equipment, net	192,302	194,455

Other Assets:
Goodwill	687,653	678,063
Intangible assets, less accumulated amortization
of $12,513,000 and $9,122,000	92,165	94,645
Deferred debt expense	6,498	2,788
Other	19,272	16,893

	805,588	792,389

	$1,616,826	$2,078,408

Liabilities and Stockholder’s Investment

Current Liabilities:
Notes payable and other short-term obligations	$8,580	$8,120
Current maturities of long-term debt	7,146	7,229
Accounts payable	149,332	112,764
Accrued expenses and taxes, net	195,299	142,135
Liabilities of discontinued operations	---	137,683

Total current liabilities	360,357	407,931

Other Liabilities:
Deferred income taxes	22,310	21,449
Other	154,284	136,833

	176,594	158,282

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	465,053	971,710

Stockholder’s Investment:
Common stock, $.01 par value; authorized 1,000 shares,
104 shares issued and outstanding	---	---
Additional paid-in capital	445,520	444,548
Retained earnings	153,100	76,500
Accumulated other comprehensive income	16,202	19,437

Total stockholder’s investment	614,822	540,485

	$1,616,826	$2,078,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Periods

	Post-Recapitalization		Pre-Recapitalization

	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	April 3, 2004	April 5, 2003	Jan. 9, 2003

	(Amounts in thousands)
	(Unaudited)

Net Sales	$407,443	$336,077	$24,951

Costs and Expenses:
Cost of products sold	288,672	239,657	18,635
Selling, general and administrative expense	73,947	60,073	5,014
Amortization of intangible assets	3,311	1,823	67
Expenses and charges arising from the Recapitalization	---	---	83,000

	365,930	301,553	106,716

Operating earnings (loss)	41,513	34,524	(81,765)
Interest expense	(16,577)	(16,791)	(1,054)
Loss from debt retirement	(11,958)	---	---
Investment income	922	367	119

Earnings (loss) from continuing operations
before provision (benefit) for income taxes	13,900	18,100	(82,700)
Provision (benefit) for income taxes	5,500	7,100	(21,800)

Earnings (loss) from continuing operations	8,400	11,000	(60,900)
Earnings (loss) from discontinued operations	68,200	(5,500)	(1,000)

Net earnings (loss)	$76,600	$5,500	$(61,900)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Periods

	Post-Recapitalization		Pre-Recapitalization

	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	April 3, 2004	April 5, 2003	Jan. 9, 2003

	(Amounts in thousands)
	(Unaudited)

Cash Flows from operating activities:
Net earnings (loss) from continuing operations	$8,400	$11,000	$(60,900)
Earnings (loss) from discontinued operations	68,200	(5,500)	(1,000)

Net earnings (loss)	76,600	5,500	(61,900)

Adjustments to reconcile net earnings (loss)
to net cash used in operating activities:
Depreciation and amortization expense, including
amortization of purchase price allocated to inventory	9,282	9,618	653
Non-cash interest expense, net	(193)	3,832	125
Loss from debt retirement	11,958	---	---
Gain on the sale of discontinued operations	(122,700)	---	---
Deferred federal income tax provision from
continuing operations	19,900	3,800	5,900
Deferred federal income tax credit from
discontinued operations	(18,100)	---	---
Effect of the Recapitalization, net	---	---	62,397
Changes in certain assets and liabilities, net of
effects from acquisitions and dispositions:
Accounts receivable, net	(29,877)	(24,233)	4,298
Inventories	(17,591)	(21,070)	(4,457)
Prepaids and other current assets	9,890	860	268
Net assets of discontinued operations	(2,434)	(5,400)	1,717
Accounts payable	35,646	22,053	(777)
Accrued expenses and taxes	20,099	(16,999)	(19,766)
Long-term assets, liabilities and other, net	(649)	(11,425)	5,837

Total adjustments to net earnings (loss)	(84,769)	(38,964)	56,195

Net cash used in operating activities	$(8,169)	$(33,464)	$(5,705)

Cash Flows from investing activities:
Capital expenditures	$(4,904)	$(2,970)	$(207)
Net cash paid for businesses acquired	(16,500)	(17,237)	---
Purchase of investments and marketable securities	---	(20,018)	---
Proceeds from the sale of discontinued businesses	519,153	---	---
Change in restricted cash and investments	(2)	(5)	(49)
Other, net	170	(605)	109

Net cash provided by (used in) investing activities	497,917	(40,835)	(147)

Cash Flows from financing activities:
Change in borrowings, net	(633)	4,193	(1,313)
Sale of Floating Rate Notes	196,000	---	---
Redemption of Senior Notes	(716,700)	---	---
Dividend and distributions paid to Nortek Holdings, Inc.	---	---	(147,900)
Contribution of capital from Nortek Holdings, Inc.	---	---	4,603
Other, net	(22)	(32)	(4,039)

Net cash (used in) provided by financing activities	(521,355)	4,161	(148,649)

Net decrease in unrestricted cash and
cash equivalents	(31,607)	(70,138)	(154,501)
Unrestricted cash and cash equivalents at the
beginning of the period	182,349	140,303	294,804

Unrestricted cash and cash equivalents at the
end of the period	$150,742	$70,165	$140,303

Supplemental disclosure of cash flow information:

Interest paid	$31,867	$32,836	$ ---

Income taxes paid, net	$4,741	$2,478	$281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE PERIOD FROM JANUARY 1, 2003 TO JANUARY 9, 2003
(Dollar amounts in thousands)

					Accumulated
			Additional		Other
	Common		Paid in	Retained	Comprehensive	Comprehensive
	Stock		Capital	Earnings	Income (Loss)	Income (Loss)

	(Unaudited)

Balance, December 31, 2002	$	---	$119,621	$255,366	$(57,482)	$ ---
Net loss		---	---	(61,900)	---	(61,900)
Other comprehensive income:
Currency translation adjustment		---	---	---	1,096	1,096
Minimum pension liability, net of tax of $9,906		---	---	---	18,398	18,398

Comprehensive loss						$(42,406)

Settlement of stock options held by employees,
net of taxes of $1,710		---	(3,000)	---	---
Dividend to Nortek Holdings, Inc.		---	---	(120,000)	---
Contribution of capital from Nortek Holdings, Inc.		---	4,603	---	---

Subtotal		---	121,224	73,466	(37,988)
Effect of the Recapitalization		---	321,745	(73,466)	37,988

Balance, January 9, 2003	$	---	$442,969	$ ---	$ ---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE PERIOD JANUARY 10, 2003 - APRIL 5, 2003
(Dollar amounts in thousands)

							Accumulated
			Additional				Other
	Common		Paid in	Retained	Treasury		Comprehensive	Comprehensive
	Stock		Capital	Earnings	Stock		Income	Income

	(Unaudited)

Balance, January 9, 2003	$	---	$442,969	$ ---	$	---	$ ---	$ ---
Net income		---	---	5,500		---	---	5,500
Other comprehensive income:
Currency translation adjustment		---	---	---		---	3,237	3,237
Unrealized appreciation in the fair value
of marketable securities		---	---	---		---	30	30

Comprehensive income								$8,767

Stock based compensation		---	690	---		---	---

Balance, April 5, 2003	$	---	$443,659	$5,500	$	---	$3,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE THREE MONTHS ENDED APRIL 3, 2004
(Dollar amounts in thousands)

					Accumulated
			Additional		Other
	Common		Paid in	Retained	Comprehensive	Comprehensive
	Stock		Capital	Earnings	Income (Loss)	Income (Loss)

	(Unaudited)

Balance, December 31, 2003	$	---	$444,548	$76,500	$19,437	$ ---
Net earnings		---	---	76,600	---	76,600
Other comprehensive income (loss):
Currency translation adjustment		---	---	---	(3,250)	(3,250)
Unrealized decline in the fair value of
marketable securities		---	---	---	(3)	(3)
Minimum pension liability, net of tax of $10		---	---	---	18	18

Comprehensive income						$73,365

Stock based compensation		---	972	---	---

Balance, April 3, 2004	$	---	$445,520	$153,100	$16,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(A)      The unaudited condensed consolidated financial statements (the “Unaudited Financial Statements”) presented have been prepared by Nortek, Inc. and include the accounts of Nortek, Inc., and all of its wholly-owned subsidiaries (individually and collectively, the “Company” or “Nortek”) after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the prior year’s Unaudited Financial Statements have been reclassified to conform to the current year presentation. It is suggested that these Unaudited Financial Statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission (“SEC”).

On November 20, 2002, the Company reorganized into a holding company structure and each outstanding share of capital stock of the Company was converted into an identical share of capital stock of Nortek Holdings, Inc. (“Nortek Holdings”), a Delaware corporation formed in 2002, with Nortek Holdings becoming the successor public company and the Company becoming a wholly-owned subsidiary of Nortek Holdings (the “Nortek Holdings Reorganization”). On January 9, 2003, Nortek Holdings, the parent company of Nortek, was acquired by certain affiliates and designees of Kelso & Company L.P. (“Kelso”) and certain members of the Company’s management (the “Management Investors”) in accordance with the Agreement and Plan of Recapitalization by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. (“K Holdings”) dated as of June 20, 2002, as amended, (the “Recapitalization Agreement”) in a transaction valued at approximately $1.6 billion, including all of the Company’s indebtedness (the “Recapitalization”) (see Note B).

Beginning on January 9, 2003, the Company and Nortek Holdings accounted for the Recapitalization as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), which resulted in a new valuation for the assets and liabilities of Nortek Holdings and its subsidiaries based upon fair values as of the date of the Recapitalization. As allowed under SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances”, the Company has reflected all applicable purchase accounting adjustments recorded by Nortek Holdings in the Company’s consolidated financial statements for all SEC filings covering periods subsequent to the Recapitalization (“Push Down Accounting”). Push Down Accounting requires the Company to establish a new basis for its assets and liabilities based on the amount paid for its ownership at January 9, 2003. Accordingly, Nortek Holdings’ ownership basis (including the fair value of options rolled over by the Management Investors) is reflected in Nortek’s consolidated financial statements beginning upon completion of the Recapitalization. In order to apply Push Down Accounting, Nortek Holdings’ purchase price of approximately $470,869,000, including fees and expenses of approximately $27,900,000 (see Note B), was allocated to the assets and liabilities based on their relative fair values and approximately $442,969,000 was reflected in the Company’s Stockholder’s Investment as the value of Nortek Holdings’ ownership in the Company upon completion of the Recapitalization. Immediately prior to the Recapitalization, the Company’s Stockholder’s Investment was approximately $156,702,000.

The Company completed the final allocation of purchase price as of October 5, 2003, which reflects the excess purchase price over the net assets acquired in the Recapitalization. The following table shows a comparison of the initial allocation of purchase price reflected in the Company’s Form 10-Q for the quarter ended April 5, 2003 and the final allocation of purchase price included in the Company’s Consolidated Financial Statements for the year ended December 31, 2003, both of which include amounts allocated to discontinued operations which were sold subsequent to January 9, 2003 (see Note H):

	Initial Allocation	Final Allocation

Inventories	$13,234,000	$12,908,000
Property, plant and equipment	102,474,000	38,035,000
Intangible assets	72,953,000	21,686,000
Indebtedness	(33,777,000)	(33,777,000)
Pension and post retirement health care benefits	(32,195,000)	(23,781,000)
Prepaid and deferred income taxes	(38,325,000)	(11,370,000)
Goodwill	227,671,000	310,240,000
Other	---	226,000

Total	$312,035,000	$314,167,000

The following is a summary of the material adjustments made to the initial allocation of purchase price and the final allocation of purchase price:

  Purchase price increased by $2,132,000 from $468,737,000 to $470,869,000 due to refinements made to the fair value of the options to purchase common stock of the Management Investors that were included in the purchase price as they were exchanged for fully vested options to purchase common stock of the new entity (see Note B).

  The change in the allocations to property, plant and equipment and intangible assets reflect adjustments recorded based upon the finalization of the Company’s asset appraisals for each of the Company’s significant locations in the fourth quarter of 2003.

  The change in the allocations to pension and post retirement health benefits reflect adjustments recorded subsequent to April 5, 2003 based upon the finalization of the Company’s actuarial studies for significant pension and post retirement health benefit liabilities.

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

The following table shows a comparison of the initial allocation of purchase price reflected in the quarter ended April 5, 2003 and the final allocation of purchase price as of October 5, 2003 allocated to discontinued operations which were discontinued subsequent to January 9, 2003 (see Note H):

	Initial Allocation	Final Allocation

Fair Value Adjustments:
Inventories	$892,000	$892,000
Property, plant and equipment	30,429,000	3,026,000
Intangible assets	(2,429,000)	(18,429,000)
Prepaid and deferred income taxes	(12,972,000)	5,450,000
Goodwill	(11,513,000)	(40,567,000)
Other	90,000	542,000

Total	$4,497,000	$(49,086,000)

The following table presents a summary of the activity in goodwill for continuing operations and discontinued operations for the first quarter of 2004, the period from January 10, 2003 to December 31, 2003 and the period from January 1, 2003 to January 9, 2003. Goodwill related to discontinued operations is included in assets of discontinued operations in the accompanying consolidated balance sheets as of December 31, 2003.

	Continuing	Discontinued
	Operations	Operations	Total

	(Amounts in thousands)

Balance as of December 31, 2002	$287,164	$263,998	$551,162
Impact of foreign currency translation	269	74	343

Balance as of January 9, 2003	287,433	264,072	551,505
Effect of Recapitalization	350,807	(40,567)	310,240
Acquisitions during the period from January 10, 2003 to December 31, 2003	46,248	---	46,248
Purchase accounting adjustments	(11,979)	(4,195)	(16,174)
Impact of foreign currency translation	5,554	667	6,221

Balance December 31, 2003	678,063	219,977	898,040
Acquisition of OmniMount Systems, Inc. (Note E)	9,130	---	9,130
Sale of Ply Gem (Note H)	---	(219,977)	(219,977)
Impact of foreign currency translation	460	---	460

Balance April 3, 2004	$687,653	$ ---	$687,653

Goodwill associated with the Recapitalization and acquisitions above will not be deductible for income tax purposes, with the exception of approximately $7,300,000 of the goodwill associated with acquisitions during the period from January 10, 2003 to December 31, 2003 which will be deductible for income tax purposes. Purchase accounting adjustments relate principally to final revisions resulting from the completion of fair value adjustments and adjustments to deferred income taxes that impact goodwill.

During the period from January 10, 2003 to April 5, 2003, the Company reflected amortization of purchase price allocated to inventory of approximately $3,800,000 in continuing operations in cost of sales related to inventory acquired as part of the Recapitalization.

In the fourth quarter of 2003, the Company adopted the fair value method of accounting for stock-based employee compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and recorded pre-tax charges of approximately $1,400,000 in selling, general and administrative expense and $100,000 in earnings from discontinued operations in the Company's consolidated statement of operations for the period January 10, 2003 to December 31, 2003 related to stock options issued during the period. No stock options were issued during the period from January 1, 2003 to January 9, 2003. The Company had previously accounted for stock-based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), including related interpretations, and followed the disclosure only provisions of SFAS No. 123. The Company adopted SFAS No. 123 using the prospective method of transition in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). The prospective method under SFAS No. 148 required the Company to adopt SFAS No. 123 effective January 1, 2003 for all employee awards granted, modified, or settled after January 1, 2003.

The Company recorded stock-based employee compensation charges of approximately $250,000 and $700,000 for the three months ended April 3, 2004 and the period from January 10, 2003 to April 5, 2003, respectively, in accordance with SFAS No. 123. No compensation expense was required to be recorded under SFAS No. 123 for the period from January 1, 2003 to January 9, 2003.

SFAS No. 148 did not require the Company to restate its historical quarterly reports on Form 10-Q for the 2003 quarterly periods but did require restatement of all quarterly reports subsequent to adoption, including this quarterly report. Accordingly, the amounts for the periods from January 1, 2003 to January 9, 2003 and from January 10, 2003 to April 5, 2003 included in the accompanying unaudited condensed consolidated statement of operations have been restated to reflect the adoption of SFAS No. 123 as of January 1, 2003. The following table provides a reconciliation of net income (loss) as reported in the Company’s Form 10-Q for the quarterly period ended April 5, 2003 to the corresponding amounts included in the accompanying unaudited condensed consolidated statement of operations for the indicated periods:

	Post-Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -
	April 5, 2003	Jan. 9, 2003

	(Amounts in thousands)
	(Unaudited)
Net income (loss) as reported in the Company’s Form
10-Q for the quarterly period ended April 5, 2003	$6,200	$(64,900)
Impact of the adoption of SFAS No. 123	(700)	3,000

Net income (loss) as reported in the accompanying unaudited
condensed consolidated statement of operations	$5,500	$(61,900)

The impact of the adoption of SFAS No. 123 for the period from January 10, 2003 to April 5, 2003 reflects the impact of recording stock-based employee compensation for all stock options issued after January 1, 2003. The impact of the adoption of SFAS No. 123 for the period from January 1, 2003 to January 9, 2003 relates to the fact that the Company had previously recorded a pre-tax stock-based employee compensation charge of approximately $4,710,000 (approximately $3,000,000 net of tax) related to the cash settlement and cancellation of outstanding stock options that were tendered in connection with the Recapitalization in accordance with the provisions of APB 25. In connection with the adoption of SFAS No. 123, the compensation charge, net of tax, of approximately $3,000,000 was reclassified in accordance with the provisions of SFAS No. 123 to be reflected as an equity adjustment to additional paid-in capital in the accompanying unaudited condensed consolidated statement of stockholder’s investment for the period from January 1, 2003 to January 9, 2003.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. There were no stock options granted during the three months ended April 3, 2004 or during the period from January 1, 2003 to January 9, 2003. The following table summarizes the weighted-average assumptions for stock options issued during the period from January 10, 2003 to April 5, 2003. As Nortek Holdings was no longer a public company during this period, the weighted-average assumptions reflect the use of the minimum value calculations permitted under SFAS No. 123 for non-public companies, whereby a volatility assumption is excluded from the calculation. The weighted-average assumptions for options granted prior to January 1, 2003 included in the pro forma information for the period from January 1, 2003 to January 9, 2003 presented below include a volatility assumption as Nortek Holdings was a public company during this period. The weighted average assumptions related to earnings (loss) from continuing operations exclude options issued to employees of discontinued operations (see Note H).

Post-Recapitalization

Jan. 10, 2003 -
April 5, 2003

Assumptions for Earnings (Loss) from Continuing Operations:
Risk-free interest rate	Between 2.75%
and 3.23%
Expected life	5 years
Expected volatility	N/A
Expected dividend yield	0%
Weighted average fair value at grant date of options granted	$7.22

Assumptions for Net Earnings (Loss):
Risk-free interest rate	Between 2.75%
and 3.23%
Expected life	5 years
Expected volatility	N/A
Expected dividend yield	0%
Weighted average fair value at grant date of options granted	$7.26

No pro forma information for the three months ended April 3, 2004 and the period from January 10, 2003 to April 5, 2003 is required under SFAS No. 148 as the unaudited condensed consolidated statement of operations for those periods include the actual stock-based employee compensation for stock options required under SFAS No. 123 for those periods.

Pro forma information for the period from January 1, 2003 to January 9, 2003 has been determined as if the Company had been accounting for its employee stock options under the fair value method of SFAS No. 123 for all stock options issued prior to January 1, 2003 and subsequent to the initial effective date of SFAS No. 123. The pro forma stock-based employee compensation charge for the period from January 1, 2003 to January 9, 2003 reflects the pro forma impact of the accelerated vesting associated with the immediate vesting of all unvested stock options in connection with the Recapitalization. No historical stock-based employee compensation is reflected for the period from January 1, 2003 to January 9, 2003 as no stock options were issued during the period. The pro forma amounts with respect to earnings (loss) from continuing operations exclude the pro forma impact of stock options issued to employees of Ply Gem Industries, Inc. ("PlyGem"), which has been treated as a discontinued operation for the period from January 1, 2003 to January 9, 2003.

Pre-Recapitalization
Jan. 1, 2003 -
Jan. 9, 2003

(Amounts in thousands)

Loss from continuing operations, as reported	$(60,900)
Less: Total stock-based employee compensation expense determined under the fair value method for awards issued prior to January 1, 2003, net of related tax effects	(500)

Pro forma loss from continuing operations	$(61,400)

Net loss, as reported	$(61,900)
Less: Total stock-based employee compensation expense determined under the fair value method for awards issued prior to January 1, 2003, net of related tax effects	(600)

Pro forma net loss	$(62,500)

(B)      On January 8, 2003, at a special meeting of stockholders of Nortek Holdings, the stockholders approved the following amendments to the certificate of incorporation (the “Stockholder Approval”), which were required in order to complete the Recapitalization:

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

In connection with the Recapitalization, K Holdings received a bridge financing letter from a lender for a senior unsecured term loan facility not to exceed $955,000,000 (the “Bridge Facility”). The Bridge Facility was intended to be used to fund, if necessary, any change in control offers the Company might have made in connection with the Recapitalization. The Company did not use this Bridge Facility because the structure of the Recapitalization did not require the Company to make any change of control offers. The commitment letter expired on January 31, 2003. As a result, the Company’s consolidated interest expense for the period from January 10, 2003 to April 5, 2003 includes approximately $4,100,000 of interest expense from the amortization of the Bridge Facility commitment fees and related expenses.

In January 2003, Nortek Holdings filed for the deregistration of its shares of common and special common stock under the Securities Exchange Act of 1934. Nortek Holdings’ shares of common and special common stock are no longer publicly traded. The Company will continue to file periodic reports with the SEC as required by the respective indentures of the Company’s Existing Notes.

Under the terms of one of the Company’s supplemental executive retirement plans (“SERP”), the Company was required to make one-time cash payments to participants in such plan in satisfaction of obligations under that plan when the Recapitalization was completed. Accordingly, the Company made a distribution of approximately $75,100,000 to the participants in the plan from funds included in the Company’s Consolidated Balance Sheet at December 31, 2002 and classified in long-term assets in restricted investments and marketable securities held by pension trusts and transferred to one of the participants a life insurance policy with approximately $10,300,000 of cash surrender value to satisfy a portion of the SERP’s obligation to such participant. The termination and settlement of the obligation of this SERP resulted in a curtailment loss on January 9, 2003 (see Note F).

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

The following reflects the unaudited pro forma effect of the Recapitalization on continuing operations for the period from January 1, 2003 to January 9, 2003:

Pro Forma
For the Period
Jan. 1, 2003 -
Jan. 9, 2003

Net sales	$25,000
Operating earnings	$300
Net earnings (loss)	$(3,400)

The unaudited pro forma condensed consolidated summary of operations for the period from January 1, 2003 to January 9, 2003 presented above has been prepared by adjusting historical amounts for the period to give effect to the Recapitalization as if it had occurred on January 1, 2003. The pro forma adjustments to the historical results of operations for the period from January 1, 2003 to January 9, 2003 include the pro forma impact of the Pushdown Accounting for such period and the elimination of approximately $83,000,000 of expenses and charges of the Recapitalization recorded during such period as the unaudited pro forma condensed consolidated summary of operations assumes that the Recapitalization occurred on January 1, 2003 (see Note A).

(C)      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements on FIN 46 apply to the Company immediately for all variable interest entities created after December 31, 2003 and begin on January 1, 2005 for all variable interest entities created prior to January 1, 2004. The adoption of FIN 46 on January 1, 2004 did not have any impact on the Company’s consolidated financial statements and is not expected to have a material impact in the future.

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

In December 2003, the FASB reissued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”) to require additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised SFAS No. 132 provides only for additional disclosures and does not change the accounting for pension and postretirement plans. The Company has previously adopted SFAS No. 132 and has provided the required new disclosures of the revised SFAS No. 132 in Note M.

(D)       From January 1, 2004 through February 3, 2004, the Company purchased approximately $14,800,000 of its 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”) and approximately $10,700,000 of its 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”) in open market transactions. On March 15, 2004, the Company redeemed all of the Company’s outstanding 9 1/4% Notes (approximately $160,200,000 in principal amount) and on March 14, 2004 redeemed all of its outstanding 9 1/8% Notes (approximately $299,300,000 in principal amount). The 9 1/4% Notes and 9 1/8% Notes were redeemed at a redemption price of 101.542% and 103.042%, respectively, of the principal amount thereof plus accrued and unpaid interest. The 9 1/4% Notes and 9 1/8% Notes ceased to accrue interest as of the respective redemption dates indicated above. The Company used the net after tax proceeds from the sale of Ply Gem of approximately $450,000,000, together with existing cash on hand, to fund the redemption of the 9 1/4% Notes and 9 1/8% Notes. On March 14, 2004, the Company redeemed $60,000,000 of the Company’s outstanding 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”). On March 31, 2004, the Company redeemed the remaining $150,000,000 of its outstanding 8 7/8% Notes (see below). The 8 7/8% Notes were called at a redemption price of 104.438% of the principal amount thereof plus accrued and unpaid interest.

On March 1, 2004, the Company completed the sale of $200,000,000 of Senior Floating Rate Notes due 2010 (the “Floating Rate Notes”). The Floating Rate Notes bear interest at a rate per annum equal to LIBOR, as defined, plus 3% (4.17% as of April 3, 2004). Interest on the Floating Rate Notes will be determined and payable semi-annually on June 30 and December 31 of each year commencing June 30, 2004. The Company incurred fees and expenses, including the initial purchaser’s discount, of approximately $4,000,000 in connection with the sale, which will be amortized over the life of the Floating Rate Notes. The Floating Rate Notes are unsecured obligations of the Company, which mature on December 31, 2010, and may be redeemed in whole or in part prior to December 31, 2010 at the redemption prices as defined in the indenture governing the Floating Rate Notes (the “Indenture”). The Indenture contains covenants that limit the Company’s ability to engage in certain transactions, including incurring additional indebtedness and paying dividends or distributions. The terms of the Floating Rate Notes require the Company to register notes having substantially identical terms (the “Exchange Notes”) with the SEC as part of an offer to exchange freely tradable Exchange Notes for the Floating Rate Notes (the “Exchange”). In the event the Company does not complete the Exchange in accordance with the timing requirements outlined in the Indenture, the Company may be required to pay a higher interest rate. The Company expects to complete the Exchange within the required time period. Approximately $60,000,000 principal amount of the 8 7/8% Notes ceased to accrue interest as of March 14, 2004 and approximately $150,000,000 principal amount of such Notes ceased to accrue interest as of March 31, 2004. The Company used the net proceeds of approximately $196,000,000 from the sale of the Floating Rate Notes, together with existing cash on hand, to fund the redemption of the 8 7/8% Notes.

The open market purchases and the redemption of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes noted above resulted in a pre-tax loss of approximately $11,958,000 in the first quarter of 2004, based upon the difference between the respective redemption prices indicated above and the estimated carrying values at the redemption dates.

Interest expense in the first quarter of 2004 includes duplicative interest arising during the waiting period from the call for redemption to the date of redemption of the 8 7/8% Senior Notes as during that period, the Floating Rate Notes, whose proceeds were used to refinance the 8 7/8% Notes, were also outstanding. The Company’s pro forma interest expense for the three months ended April 3, 2004 would have been approximately $9,700,000, after adjusting the historical interest expense for the three months ended April 3, 2004 to give effect to the redemption of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes and the sale of the Floating Rate Notes as if they had occurred on January 1, 2004.

The table that follows is a summary of maturities of the Company’s debt obligations, including the Floating Rate Notes and redemptions discussed in the previous paragraphs and excluding unamortized debt premiums:

Less than 1 year	$15,700,000
Between 1 & 2 years	2,700,000
Between 3 & 4 years	1,800,000
5 years or greater	460,000,000

The period from January 10, 2003 to April 5, 2003 includes approximately $4,100,000 of interest expense from the amortization of the Bridge Facility commitment entered into as part of the Recapitalization (see Note B).

(E)      On March 9, 2004, the Company acquired OmniMount Systems, Inc. (“OmniMount”) for approximately $16,500,000 in cash and contingent consideration payable 90 days after fiscal 2006 if certain fiscal 2006 financial results, as defined by the stock purchase agreement, are met. OmniMount is a manufacturer and designer of speaker mountings and other products to maximize the home theater experience.

On December 15, 2003, the Company acquired Operator Specialty Company, Inc. (“OSCO”), located in Casnovia, MI for approximately $2,500,000. OSCO is a manufacturer and designer of gate operators and access controls.

On July 11, 2003, the Company acquired SpeakerCraft, Inc. (“SPC”) for approximately $58,100,000 in cash. SPC is a leading designer and supplier of architectural loudspeakers and audio products used in residential custom applications.

On January 17, 2003, the Company acquired Elan Home Systems L.L.C. (“Elan”) for an aggregate purchase price of approximately $18,900,000 including a $1,500,000 note payable to the sellers. Elan manufactures and sells consumer electronic equipment that controls whole-house entertainment, communication and automation systems for new residential construction and retrofit markets.

Acquisitions contributed approximately $15,400,000 to net sales for the three months ended April 3, 2004 and contributed approximately $1,900,000 to operating earnings for the three months ended April 3, 2004. OmniMount, OSCO, SPC and Elan are included in the Residential Building Products Segment in the Company’s segment reporting. Pro forma results related to these acquisitions have not been presented, as the effect is not significant to the Company’s consolidated operating results.

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

(F)      The operating results of the Air Conditioning and Heating Products Segment for the three months ended April 3, 2004 include approximately $1,300,000 of costs associated with the closure of certain manufacturing facilities (see Note L). There were no costs recorded in the periods from January 1, 2003 to January 9, 2003 or from January 10, 2003 to April 5, 2003 related to the closure of certain manufacturing facilities within the Air Conditioning and Heating Products Segment.

Operating results for the three months ended April 3, 2004 included a non-cash foreign exchange loss of approximately $600,000 on certain intercompany debt between the Company’s subsidiaries. For the period from January 10, 2003 to April 5, 2003, operating results included a non-cash foreign exchange gain of approximately $100,000 on certain intercompany debt.

During the three months ended April 3, 2004 and the period from January 10, 2003 to April 5, 2003, the Company recorded a pre-tax charge to continuing operations of approximately $250,000 and $700,000, respectively, for compensation expense related to stock options issued to employees, officers and Directors in accordance with SFAS No. 123.

In the periods from January 10, 2003 to April 5, 2003 and from January 1, 2003 to January 9, 2003, the Company incurred approximately $1,400,000 and $100,000, respectively, of direct expenses and fees associated with the Company’s strategic sourcing software and systems development which were recorded in Unallocated in the Company’s segment reporting.

For the nine days ended January 9, 2003, the Company incurred certain charges in connection with the Recapitalization. These charges were as follows:

Curtailment loss upon termination of a SERP	$70,142,000
Recapitalization fees, expenses and other	12,848,000
Other	10,000

$83,000,000

(G)      At May 14, 2004, there was approximately $95,000,000 available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company's most restrictive debt covenant related to such payments.

(H)      On February 12, 2004, the Company sold the capital stock of its wholly-owned subsidiary Ply Gem for net cash proceeds of approximately $506,700,000 after excluding approximately $21,400,000 of proceeds provided to fund liabilities of Ply Gem indemnified by the Company and recorded a net after-tax gain on the sale of approximately $72,300,000 in the first quarter of 2004. Ply Gem, through its operating subsidiaries, is a manufacturer and distributor of a range of products for use in the residential new construction, do-it-yourself and professional renovation markets, including vinyl siding, windows, patio doors, fencing, railing, decking and accessories. The results of operations of the operating subsidiaries of Ply Gem comprised the Company’s entire Windows, Doors and Siding Products (“WDS”) reporting segment and the corporate expenses of Ply Gem were previously included in Unallocated other, net in the Company’s segment reporting (see Note I).

The Company allocates interest to dispositions that qualify as a discontinued operation for debt instruments which are entered into specifically and solely with the entity disposed of and from debt which is settled with proceeds received from the disposition. Interest allocated to discontinued operations, included in interest expense, net in the table below, was approximately $2,800,000 (net of taxes of approximately $1,600,000), $5,400,000 (net of taxes of approximately $3,100,000) and $800,000 (net of taxes of approximately $400,000) for the three months ended April 3, 2004 and the periods from January 10, 2003 to April 5, 2003 and from January 1, 2003 to January 9, 2003, respectively.

The sale of Ply Gem and the related operating results have been excluded from earnings (loss) from continuing operations and are classified as discontinued operations for all periods presented.

The table that follows presents a summary of the results of discontinued operations for the periods presented:

	For the Periods

	Post-Recapitalization		Pre-Recapitalization

	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	April 3, 2004	April 5, 2003	Jan. 9, 2003

	(Amounts in thousands)
	(Unaudited)

Net sales	$40,600	$99,100	$8,800

Operating earnings (loss) of discontinued operations *	$(2,044)	$190	$(368)
Interest expense, net	(4,556)	(8,790)	(1,232)

Loss before income tax benefit	(6,600)	(8,600)	(1,600)
Income tax benefit	(2,500)	(3,100)	(600)

Loss from discontinued operations	(4,100)	(5,500)	(1,000)

Gain on sale of discontinued operations	122,700	---	---
Income tax provision on sale of discontinued operations	50,400	---	---

	72,300	---	---

Earnings (loss) from discontinued operations	$68,200	$(5,500)	$(1,000)

Depreciation and amortization expense	$1,359	$4,747	$315

*          Operating earnings (loss) of discontinued operations are net of Ply Gem corporate expenses previously included within Unallocated other, net in the Company’s segment reporting.

Operating earnings (loss) of discontinued operations for the period from January 10, 2003 to April 5, 2003 include approximately $500,000 of severance and other costs associated with the closure of certain manufacturing facilities. Operating earnings (loss) of discontinued operations for the period from January 10, 2003 to April 5, 2003 also include approximately $1,300,000 of costs and expenses for expanded distribution including new customers.

The table that follows presents a breakdown of the major components of assets and liabilities of discontinued operations as of December 31, 2003:

December 31,
2003

(Amounts in thousands)
(Unaudited)

Assets:
Accounts receivable, less allowances of $8,695,000	$45,236
Inventories	44,136
Prepaid income taxes	8,392
Property and equipment, net	122,816
Goodwill	219,977
Intangible assets, less accumulated amortization of $3,849,000	44,363
Other assets	9,931

Total assets of discontinued operations	$494,851

Liabilities:
Accounts payable	$18,876
Accrued expenses	33,803
Notes, mortgage notes and obligations payable	29,562
Deferred income taxes	25,323
Other liabilities	30,119

Total liabilities of discontinued operations	$137,683

(I)        The Company has two reportable segments: the Residential Building Products Segment and the Air Conditioning and Heating Products Segment. In the tables below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense items not allocated to reportable segments.

The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. Intersegment net sales and intersegment eliminations were not material for any of the periods presented. The income statement impact of all purchase accounting adjustments, including goodwill and intangible asset amortization, is reflected in the operating earnings of the applicable operating segment.

Net sales, operating earnings (loss) and pre-tax earnings (loss) from continuing operations for the Company’s segments for the periods presented below were as follows:

	For the Periods

	Post-Recapitalization		Pre-Recapitalization

	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	April 3, 2004	April 5, 2003	Jan. 9, 2003

	(Amounts in thousands)
	(Unaudited)

Net sales:
Residential building products	$236,521	$184,533	$16,338
Air conditioning and heating products	170,922	151,544	8,613

Consolidated net sales	$407,443	$336,077	$24,951

Operating earnings (loss):
Residential building products	$40,008	$26,996	$2,731
Air conditioning and heating products *	9,072	16,476	(1,258)

Subtotal	49,080	43,472	1,473
Unallocated:
Expenses and charges arising from
the Recapitalization	---	---	(83,000)
Strategic sourcing software and
systems development expense	---	(1,400)	(100)
Stock based compensation charges	(200)	(600)	---
Other, net	(7,367)	(6,948)	(138)

Consolidated operating earnings (loss)	41,513	34,524	(81,765)
Interest expense	(16,577)	(16,791)	(1,054)
Loss from debt retirement	(11,958)	---	---
Investment income	922	367	119

Earnings (loss) before provision (benefit)
for income taxes	$13,900	$18,100	$(82,700)

*          The operating results of the Air Conditioning and Heating Products Segment for the three months ended April 3, 2004 include approximately $1,300,000 of costs associated with the closure of certain manufacturing facilities (see Note L). There were no costs recorded in the periods from January 1, 2003 to January 9, 2003 or from January 10, 2003 to April 5, 2003 related to the closure of certain manufacturing facilities within the Air Conditioning and Heating Products Segment.

Depreciation expense, amortization of intangible assets and purchase price allocated to inventory and capital expenditures from continuing operations for the Company’s segments for the periods presented below were as follows:

	For the Periods

	Post-Recapitalization		Pre-Recapitalization

	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	April 3, 2004	April 5, 2003	Jan. 9, 2003

	(Amounts in thousands)
	(Unaudited)

Depreciation Expense:
Residential building products	$2,824	$1,843	$295
Air conditioning and heating products	2,902	1,811	276
Other	82	110	15

Consolidated depreciation expense	$5,808	$3,764	$586

Amortization of intangible assets and
purchase price allocated to inventory *:
Residential building products	$2,650	$4,575	$53
Air conditioning and heating products	824	1,279	14

Consolidated amortization expense and
purchase price allocated to inventory	$3,474	$5,854	$67

Capital Expenditures:
Residential building products	$2,429	$1,924	$91
Air conditioning and heating products	2,157	802	116
Other	318	244	---

Consolidated capital expenditures	$4,904	$2,970	$207

*          During the period from January 10, 2003 to April 5, 2003, the Company reflected approximately $4,000,000 of excess purchase price allocated to inventory as a non-cash charge to cost of products sold. Approximately $3,400,000 was allocated to the Residential Building Products Segment and approximately $600,000 was allocated to the Air Conditioning and Heating Products Segment.

(J)       The Company provides income taxes on an interim basis based upon the estimated annual effective income tax rate. The following reconciles the federal statutory income tax rate to the estimated effective tax rate of approximately 39.6%, 39.2% and 26.4% for the periods presented:

	For the Periods

	Post-Recapitalization		Pre-Recapitalization

	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	April 3, 2004	April 5, 2003	Jan. 9, 2003

Income tax provision (benefit) at the federal statutory rate	35.0%	35.0%	(35.0)%
Net change from federal statutory rate:
State income tax provision, net of federal income tax effect	1.8	1.3	---
Change in tax reserves, net	0.3	0.7	---
Tax effect resulting from foreign activities	1.7	1.4	---
Tax effect of the Recapitalization	---	---	8.3
Non-deductible expenses	0.3	0.6	---
Other, net	0.5	0.2	0.3

Income tax provision (benefit) at estimated effective rate	39.6%	39.2%	(26.4)%

(K)      As of April 3, 2004, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $27,200,000 of third party obligations relating to rental payments through June 30, 2016 under a facility leased by SNE (a former subsidiary), which was sold on September 21, 2001. The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has recorded an estimated liability related to this indemnified guarantee of approximately $1,000,000 at April 3, 2004 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) (see Note H). The buyer of SNE has provided certain indemnifications and other rights to Ply Gem for any payments that it might be required to make pursuant to this guarantee. Should the buyer of SNE cease making payments then the Company may be required to make payments on its indemnification.

A former subsidiary of the Company is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products. A subsidiary of the Company has indemnified Ply Gem for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage. Many of the lawsuits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other recoveries. The Company and the former subsidiary continue to vigorously defend the remaining suits. Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products. The Company has recorded liabilities of approximately $6,500,000 at April 3, 2004 for the indemnification of the estimated costs to resolve these outstanding matters. The Company has also recorded receivables at April 3, 2004 of approximately $2,500,000 for the estimated recoveries which are deemed probable of collection related primarily to insurance litigation coverage claims. The Company has indemnified the buyer of Ply Gem for these liabilities in connection with the sale of Ply Gem on February 12, 2004 (see Note H).

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee and litigation noted above, of approximately $25,800,000 at April 3, 2004 and $20,900,000 at December 31, 2003. Approximately $23,000,000 of these indemnifications as of April 3, 2004 relate to indemnifications provided to the buyer of Ply Gem in connection with the sale of Ply Gem. Accordingly, the Company has included approximately $5,900,000 of short-term liabilities from discontinued operations and approximately $17,100,000 of long-term liabilities from discontinued operations, respectively, in accrued expenses and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet. Approximately $18,200,000 of these indemnifications as of December 31, 2003 related to Ply Gem and were included in liabilities from discontinued operations in the accompanying unaudited condensed consolidated balance sheet prior to the sale of Ply Gem.

The Company sells a number of products and offers a number of warranties including in some instances, extended warranties. The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold. The Company estimates the costs that may be incurred under its warranties, with the exception of extended warranties, and records a liability for such costs at the time of sale. Proceeds received from extended warranties are amortized over the life of the warranty and reviewed to ensure that the liability recorded is equal to or greater than estimated future costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the periods presented are as follows:

	For the Periods

	Post-Recapitalization		Pre-Recapitalization

	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	April 3, 2004	April 5, 2003	Jan. 9, 2003

	(Amounts in thousands)
	(Unaudited)

Balance, beginning of period	$29,087	$25,983	$26,007
Warranties provided during period	4,195	4,227	234
Settlements made during period	(3,588)	(3,386)	(274)
Changes in liability estimate, including acquisitions	(316)	(81)	16

Balance, end of period	$29,378	$26,743	$25,983

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

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operations of the Company. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in the Company’s assumptions or strategies related to these contingencies or changes out of the Company’s control.

(L)      The Company records restructuring costs primarily in connection with operations acquired or facility closings which management plans to eliminate in order to improve future operating results of the Company. During the three months ended April 3, 2004, the Company recognized restructuring charges primarily associated with plant closings in the Air Conditioning and Heating Products Segment.

In the second quarter of 2003, the Company initiated restructuring activities related to the closure of two facilities in St. Louis, Missouri, in order to relocate the operations to other facilities. Approximately 293 employees were terminated in 2003 and approximately 95 employees have been terminated in the first quarter of 2004. Approximately 63 additional employees are expected to be terminated during the remainder of 2004. The facilities currently support manufacturing, warehousing and distribution activities of the segment’s residential HVAC products. During the three months ended April 3, 2004, the Company provided approximately $1,300,000 in cost of goods sold related to liabilities incurred as a result of the restructuring and expects to provide an additional estimated $1,400,000 of costs through 2004. The facilities to be closed are owned by the Company and are expected to be sold in 2004.

The following table sets forth restructuring activity in the accompanying unaudited condensed consolidated statement of operations for the periods presented. These costs are included in cost of goods sold and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations of the Company.

	Employee Separation Expenses	Other	Total Restructuring Costs

	(Amounts in thousands)
	(Unaudited)

Balance at December 31, 2002	$820	$645	$1,465
Other adjustments	(90)	(110)	(200)

Balance at January 9, 2003	730	535	1,265
Payments and asset write downs	(45)	(205)	(250)

Balance at April 5, 2003	$685	$330	$1,015

Balance at December 31, 2003	$1,638	$205	$1,843
Provision	71	1,219	1,290
Payments and asset write downs	(1,139)	(1,420)	(2,559)

Balance at April 3, 2004	$570	$4	$574

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other restructuring costs include expenses associated with terminating other contractual arrangements, costs to prepare facilities for closure, costs to move equipment and products to other facilities and write-offs related to equipment sales and disposals.

(M)      The Company and its subsidiaries have various pension, supplemental retirement plans for certain officers, profit sharing and other post retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $3,400,000, $3,500,000 and $950,000 for the three months ended April 3, 2004 and the periods from January 10, 2003 to April 5, 2003 and from January 1, 2003 to January 9, 2003, respectively. The Company’s policy is to generally fund currently the minimum allowable annual contribution of its various qualified defined benefit plans. As previously disclosed in the Company’s latest annual report on Form 10-K as filed with the SEC, the Company expects to contribute approximately $7,600,000 to its defined benefit pension plans in 2004. As of April 3, 2004, approximately $602,000 of contributions has been made.

The Company’s net periodic benefit cost for its defined benefit plans for the periods presented consist of the following components:

	For the Periods

	Post-Recapitalization		Pre-Recapitalization

	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	April 3, 2004	April 5, 2003	Jan. 9, 2003

	(Amounts in thousands)
	(Unaudited)

Service cost	$297	$472	$80
Interest cost	2,392	2,239	385
Expected return on plan assets	(2,066)	(1,797)	(184)
Amortization of prior service cost	49	51	70
Recognized actuarial loss	---	7	210
Curtailment loss	---	123	65,766

Net periodic benefit cost	$672	$1,095	$66,327

The Company’s net periodic benefit cost for its subsidiary’s Post Retirement Health Benefit Plan for the periods presented consists of the following components:

	For the periods

	Post-Recapitalization		Pre-Recapitalization

	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	April 3, 2004	April 5, 2003	Jan. 9, 2003

	(Amounts in thousands)
	(Unaudited)

Service cost	$157	$237	$13
Interest cost	173	525	62
Amortization of prior service cost	---	2	2
Recognized actuarial (gain) loss	(8)	(2)	35
Curtailment gain	---	---	(355)

Net periodic post retirement health benefit cost (income)	$322	$762	$(243)

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company sponsors a retiree medical program for certain of its locations and the Company expects that this legislation will eventually reduce the Company’s cost for the program. At this point, the Company’s investigation into its response to the legislation is preliminary, as the Company awaits guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured. Because of various uncertainties related to the Company’s response to this legislation and the appropriate accounting methodology for this event, the Company has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. When issued, that final guidance could require the Company to change previously reported information. This deferral election is permitted under FASB Staff Position No. FAS 106-1.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 3, 2004
AND THE FIRST QUARTER ENDED APRIL 5, 2003

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a diversified manufacturer of residential and commercial building products, operating within two principal segments: the Residential Building Products Segment and the Air Conditioning and Heating Products Segment. In the results of operations presented below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense not allocated to reportable segments. Through its principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing and the do-it-yourself (“DIY”) and professional remodeling and renovation markets. (As used in this report, the terms “Company” and “Nortek” refer to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as “Company” and “Nortek” are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.)

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction and DIY and professional remodeling and renovation markets. The principal products sold by the segment include:

  kitchen range hoods
  built-in exhaust fans (such as bath fans and fan, heater and light combination units)
  indoor air quality products
  bath cabinets
  door chimes
  radio intercoms
  central vacuum systems
  surround sound systems and,
  multi-room audio and video distribution equipment

The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating and air conditioning systems (“HVAC”) for site-built residential and manufactured housing structures, custom-designed commercial applications and standard light commercial products.

On November 20, 2002, the Company was reorganized into a holding company structure and each outstanding share of capital stock of the Company was converted into an identical share of capital stock of Nortek Holdings, Inc. (“Nortek Holdings”), a Delaware corporation formed in 2002, with Nortek Holdings becoming the successor public company and the Company becoming a wholly-owned subsidiary of Nortek Holdings (the “Nortek Holdings Reorganization”). On January 9, 2003, Nortek Holdings completed a recapitalization transaction, which resulted in the acquisition of Nortek Holdings by certain affiliates and designees of Kelso & Company L.P. (“Kelso”) and certain members of the Company’s management (the “Recapitalization”). (See Liquidity and Capital Resources and Notes A and B of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

On February 12, 2004, the Company’s wholly-owned subsidiary, WDS, LLC, sold all of the capital stock of Ply Gem Industries, Inc. (“Ply Gem”). The results of operations of the operating subsidiaries of Ply Gem comprised the Company’s entire Windows, Doors and Siding Products (“WDS”) reporting segment.  The corporate expenses of Ply Gem were previously included in Unallocated other, net in the Company’s segment reporting. The results of Ply Gem have been excluded from earnings from continuing operations and are classified separately as discontinued operations for all periods presented. Accordingly, for purposes of this presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations, all discussion relates to the results from continuing operations. (See Notes A, H and I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

On March 9, 2004, the Company through its wholly owned subsidiary, Linear Corporation (“Linear”), acquired OmniMount Systems, Inc. (“OmniMount”). OmniMount is located in Phoenix, AZ and manufacturers and designs speaker mountings and other products to maximize the home theater experience. On December 15, 2003, the Company, through Linear, acquired all of the capital stock of Operator Specialty Company, Inc. (“OSCO”). OSCO is located in Casnovia, MI and manufactures and sells gate operators and door openers. On July 11, 2003, the Company through Linear, acquired SpeakerCraft, Inc. (“SPC”). SPC is located in Riverside, CA and manufactures and sells in-wall and in-ceiling speakers, amplifiers and subwoofers. On January 17, 2003, the Company through its wholly owned subsidiary, Linear, acquired Elan Home Systems L.L.C. (“Elan”). Elan is located in Lexington, KY and manufactures and sells home automation and audio video distribution equipment. These acquisitions have been accounted for under the purchase method of accounting and are included in the Company’s Residential and Building Products Segment. Accordingly, the results of OmniMount, OSCO, SPC and Elan are included in the Company’s consolidated results since the date of their acquisition. (See “Liquidity and Capital Resources” and Notes E and I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Unaudited Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates. The Company’s critical accounting policies include:

  Revenue Recognition and Related Expenses
  Inventory Valuation
  Prepaid Income Tax Assets and Deferred Tax Liabilities
  Goodwill
  Pensions and Post Retirement Health Benefits
  Insurance Liabilities
  Contingencies

Further detail regarding the Company’s critical accounting policies can be found in the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

The “Results of Operations” and “Liquidity and Capital Resources” sections which follow contain various tables that are intended to assist the reader in reconciling current results with the prior period.

Results of Operations
The first quarter of 2004 has been compared to the combined first quarter of 2003 pre- and post-Recapitalization periods for purposes of management’s discussion and analysis of the results of operations. Any references, below, to the first quarter of 2003 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

	Pre-Recapitalization	Post-Recapitalization	Combined First
	January 1, 2003 -	January 10, 2003	Quarter Ended
	January 9, 2003	April 5, 2003	April 5, 2003

	(Dollar amounts in thousands)
	(Unaudited)
Net sales:
Residential Building Products	$16,338	$184,533	$200,871
Air Conditioning and Heating Products	8,613	151,544	160,157

Consolidated net sales	$24,951	$336,077	$361,028

Operating earnings (loss) *:
Residential Building Products	$2,731	$26,996	$29,727
Air Conditioning and Heating Products	(1,258)	16,476	15,218

Subtotal	1,473	43,472	44,945
Unallocated:
Expenses and charges arising
from the Recapitalization	(83,000)	---	(83,000)
Strategic sourcing software and
systems development expense	(100)	(1,400)	(1,500)
Stock based compensation charges	---	(600)	(600)
Other, net	(138)	(6,948)	(7,086)

Consolidated operating earnings (loss)	$(81,765)	$34,524	$(47,241)

Depreciation and amortization expense *:
Residential Building Products	$348	$6,418	$6,766
Air Conditioning and Heating Products	290	3,090	3,380
Other	15	110	125

	$653	$9,618	$10,271

Operating earnings (loss) margin:
Residential Building Products	16.7%	14.6%	14.8%
Air Conditioning and Heating Products	(14.6)	10.9	9.5
Consolidated	(327.7)%	10.3%	(13.1)%

Depreciation and amortization
expense as a % of net sales:
Residential Building Products	2.1%	3.5%	3.4%
Air Conditioning and Heating Products	3.4	2.0	2.1
Consolidated	2.6%	2.9%	2.8%

*          During the period from January 10, 2003 to April 5, 2003, the Company reflected approximately $4,000,000 of excess purchase price allocated to inventory as a non-cash charge to cost of products sold. Approximately $3,400,000 was allocated to the Residential Building Products Segment and, approximately $600,000 was allocated to the Air Conditioning and Heating Products Segment.

The tables that follow present the unaudited net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company’s principal segments for the three months ended April 3, 2004 and the combined period ended April 5, 2003, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the three months ended April 3, 2004 and the combined period ended April 5, 2003:

			Change in Earnings in the
	Three Months Ended		First Quarter 2004
	April 3,	April 5,	as Compared to 2003
	2004	2003 (1)	$	%

	(Dollar amounts in thousands)
Net sales:
Residential Building Products	$236,521	$200,871	$35,650	17.7%
Air Conditioning and Heating Products	170,922	160,157	10,765	6.7

Consolidated net sales	$407,443	$361,028	$46,415	12.9%

Operating earnings (loss):
Residential Building Products	$40,008	$29,727	$10,281	34.6%
Air Conditioning and Heating Products	9,072	15,218	(6,146)	(40.4)

Subtotal	49,080	44,945	4,135	9.2
Unallocated:
Expenses and charges arising
from the Recapitalization	---	(83,000)	83,000	100.0
Strategic sourcing software and
systems development expense	---	(1,500)	1,500	100.0
Stock based compensation charges	(200)	(600)	400	66.7
Other, net	(7,367)	(7,086)	(281)	(4.0)

Consolidated operating earnings (loss)	$41,513	$(47,241)	$88,754	187.9%

Depreciation and amortization expense:
Residential Building Products	$5,474	$6,766	$(1,292)	(19.1)%
Air Conditioning and Heating Products	3,726	3,380	346	10.2
Other	82	125	(43)	(34.4)

	$9,282	$10,271	$(989)	(9.6)%

Operating earnings margin:
Residential Building Products	16.9%	14.8%
Air Conditioning and Heating Products	5.3	9.5
Consolidated	10.2%	(13.1)%

Depreciation and amortization
expense as a % of net sales:
Residential Building Products	2.3%	3.4%
Air Conditioning and Heating Products	2.2	2.1
Consolidated	2.3%	2.8%

(1)        The first quarter ended April 5, 2003 represents the combined pre- and post-Recapitalization periods of January 1, 2003 through January 9, 2003 and January 10, 2003 through April 5, 2003, respectively.

The first quarter of 2004 has been compared to the combined first quarter of 2003 pre- and post-Recapitalization periods for purposes of management’s discussion and analysis of the results of operations. Any references, below, to the first quarter of 2003 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

	Pre-Recapitalization	Post-Recapitalization	Combined First
	Jan. 1, 2003 -	Jan. 10, 2003 -	Quarter Ended
	Jan. 9, 2003	April 5, 2003	April 5, 2003

	(Dollar amounts in millions)
	(Unaudited)

Net sales	$24.9	$336.1	$361.0
Cost of products sold	18.6	239.7	258.3
Selling, general and administrative expenses, net	5.0	60.1	65.1
Amortization of intangible assets	0.1	1.8	1.9
Expenses and charges arising from the
Recapitalization	83.0	-	83.0

Operating earnings (loss)	(81.8)	34.5	(47.3)
Interest expense	(1.0)	(16.8)	(17.8)
Investment income	0.1	0.4	0.5

Earnings (loss) before provision (benefit) for
income taxes	(82.7)	18.1	(64.6)
Provision (benefit) for income taxes	(21.8)	7.1	(14.7)

Earnings (loss) from continuing operations	(60.9)	11.0	(49.9)
Loss from discontinued operations	(1.0)	(5.5)	(6.5)

Net earnings (loss)	$(61.9)	$5.5	$(56.4)

	Percentage of Net Sales

	Pre-Recapitalization	Post-Recapitalization	Combined First
	Jan. 1, 2003 -	Jan. 10, 2003 -	Quarter Ended
	Jan. 9, 2003	April 5, 2003	April 5, 2003

Net sales	100.0%	100.0%	100.0%
Cost of products sold	74.7	71.3	71.6
Selling, general and administrative expenses, net	20.1	17.9	18.0
Amortization of intangible assets	0.4	0.5	0.5
Expenses and charges arising from the
Recapitalization	333.3	-	23.0

Operating earnings (loss)	(328.5)	10.3	(13.1)
Interest expense	(4.0)	(5.0)	(4.9)
Investment income	0.4	0.1	0.1

Earnings (loss) before provision (benefit) for
income taxes	(332.1)	5.4	(17.9)
Provision (benefit) for income taxes	(87.5)	2.1	(4.1)

Earnings (loss) from continuing operations	(244.6)	3.3	(13.8)
Loss from discontinued operations	(4.0)	(1.7)	(1.8)

Net earnings (loss)	(248.6)%	1.6%	(15.6)%

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the first three months ended April 3, 2004 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in Earnings in
	Three Months Ended		the First Quarter 2004
	April 3,	April 5,	as Compared to 2003
	2004	2003 (1)	$	%

	(Dollar amounts in millions)

Net sales	$407.4	$361.0	$46.4	12.9%
Cost of products sold	288.7	258.3	(30.4)	(11.8)
Selling, general and administrative expenses, net	73.9	65.1	(8.8)	(13.5)
Amortization of intangible assets	3.3	1.9	(1.4)	(73.7)
Expenses and charges arising from the
Recapitalization	-	83.0	83.0	100.0

Operating earnings (loss)	41.5	(47.3)	88.8	187.7
Interest expense	(16.6)	(17.8)	1.2	6.7
Loss from debt retirement	(11.9)	---	(11.9)	*
Investment income	0.9	0.5	0.4	80.0

Earnings (loss) from continuing operations
before provision (benefit) for income taxes	13.9	(64.6)	78.5	121.5
Provision (benefit) for income taxes	5.5	(14.7)	20.2	137.4

Earnings (loss) from continuing operations	8.4	(49.9)	58.3	116.8
Earnings (loss) from discontinued operations	68.2	(6.5)	74.7	*

Net earnings (loss)	$76.6	$(56.4)	$133.0	235.8%

	Percentage of Net Sales
	First Quarter Ended		Change in Percentage
			for the First
	April 3,	April 5,	Quarter 2004
	2004	2003 (1)	as Compared to 2003

Net sales	100.0%	100.0%	---%
Cost of products sold	70.9	71.6	0.7
Selling, general and administrative expenses, net	18.1	18.0	(0.1)
Amortization of intangible assets	0.8	0.5	(0.3)
Expense and charges arising from the
Recapitalization	---	23.0	23.0

Operating earnings (loss)	10.2	(13.1)	23.3
Interest expense	(4.1)	(4.9)	0.8
Loss from debt retirement	(2.9)	---	(2.9)
Investment income	0.2	0.1	0.1

Earnings (loss) from continuing operations
before provision (benefit) for income taxes	3.4	(17.9)	21.3
Provision (benefit) for income taxes	1.3	(4.1)	5.4

Earnings (loss) from continuing operations	2.1	(13.8)	15.9
Earnings (loss) from discontinued operations	16.7	(1.8)	18.5

Net earnings (loss)	18.8%	(15.6)%	34.4%

(1)       The three month period ended April 5, 2003 represents the combined pre- and post-Recapitalization periods of January 1, 2003 through January 9, 2003 and January 10, 2003 through April 5, 2003, respectively.

*   not meaningful

Consolidated net sales from continuing operations increased approximately $46,400,000 or 12.9% for the first quarter of 2004 as compared to the first quarter of 2003. The Company’s segments have a significant number of different products across a wide range of price points and numerous distribution channels that do not always allow meaningful quantitative analysis to be performed with respect to the effect on net sales of changes in units sold or the price per unit sold. The Company however, does ensure that whenever the underlying causes of material increases or decreases in consolidated net sales can be adequately analyzed and quantified, that appropriate disclosure of such reasons, including changes in price, volume and the mix of products sold is made. The effect of changes in foreign currency exchange rates accounted for approximately $11,700,000 of the increase in net sales from continuing operations for the first quarter of 2004 as compared to the first quarter of 2003. Net sales increased for the first quarter of 2004 as compared to the first quarter of 2003 as a result of the acquisitions of Elan, SPC, OSCO and OmniMount, price increases and higher net sales volume. In the Residential Building Products Segment, net sales increased approximately $35,600,000 or 17.7% and include an increase of approximately $7,800,000 attributable to the effect of changes in foreign currency exchange rates. The acquisitions of Elan in January of 2003, SPC in July of 2003, OSCO in December of 2003 and OmniMount in March of 2004 contributed approximately $15,400,000 of the increase in net sales for the Residential Building Products Segment. In the Air Conditioning and Heating Products Segment, net sales increased approximately $10,800,000 or 6.7% and include an increase of approximately $3,900,000 attributable to the effect of changes in foreign currency exchange rates.

Overall, increases in sales levels in the first quarter of 2004 reflect the ongoing stability of the housing construction and remodeling markets and our expanded branding effort in our line of air conditioning and heating products, partially offset by a slight decrease in net sales of certain products affected by the general slowdown in commercial construction activity and the continued softness in the manufactured housing market. For the first quarter of 2004 and 2003, the Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 6.0% and 6.8%, respectively, of the Company’s consolidated net sales. The increase in net sales volume in the Residential Building Products Segment in the first quarter of 2004 as compared to the first quarter of 2003 was primarily due to increased volume of bathroom exhaust fans and range hoods as a result of the ongoing stability in the residential housing construction and remodeling markets. Net sales in the Air Conditioning and Heating Products Segment for HVAC products sold to residential site-built customers constituted the largest category of product sold to a particular group of customers within this segment in the first quarter of 2004 and increased approximately 11% over the first quarter of 2003. The increase in net sales in this Segment in the first quarter of 2004 as compared to the first quarter of 2003 was due principally to continued growth from this segment's brand-name strategy of HVAC products sold to customers serving the residential site built market. These increases were partially offset by the general slowdown in commercial construction activity, which reduced sales of the Company’s commercial HVAC products by less than 1% before considering the effect of foreign exchange as continued softness is being experienced by this industry. The Company does not believe that it will see any meaningful recovery in the manufactured housing and commercial HVAC markets in 2004.

Cost of products sold was approximately $288,700,000 for the first quarter of 2004 and approximately $258,300,000 for the first quarter of 2003. Cost of products sold, as a percentage of net sales, decreased from approximately 71.6% in the first quarter of 2003 to approximately 70.9% in the first quarter of 2004. Cost of products sold for the first quarter of 2004 includes approximately $8,500,000 of cost of products sold from the acquisitions of Elan, SPC, OSCO and OmniMount, approximately $1,300,000 of severance and other costs associated with the closure of certain manufacturing facilities, approximately $4,100,000 of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility, approximately $1,000,000 of increased depreciation expense of property, plant and equipment in the first quarter of 2004 as compared to the first quarter of 2003 arising from finalizing the fair value adjustments in the fourth quarter of 2003 as a result of the Recapitalization and an increase of approximately $9,100,000 related to the effect of changes in foreign currency exchange rates. Cost of products sold for the first quarter of 2003 includes a non-cash charge of approximately $4,000,000 primarily related to the amortization of purchase price allocated to inventory as a result of the Recapitalization. In the Residential Building Products Segment, cost of products sold for the first quarter of 2004 was approximately $149,400,000, as compared to approximately $135,800,000 in the first quarter of 2003, and includes approximately $8,500,000 of cost of products sold from the acquisitions of Elan, SPC, OSCO and OmniMount, approximately $300,000 of increased depreciation expense of property, plant and equipment in the first quarter of 2004 as compared to the first quarter of 2003 arising from finalizing the fair value adjustments in the fourth quarter of 2003 as a result of the Recapitalization and an increase of approximately $5,800,000 related to the effect of changes in foreign currency exchange rates. In the Residential Building Products Segment, cost of products sold for the first quarter of 2003 include approximately $3,400,000 related to the amortization of purchase price allocated to inventory related to the Recapitalization. In the Air Conditioning and Heating Products Segment cost of products sold in the first quarter of 2004 was approximately $139,300,000, as compared to approximately $122,500,000 in the first quarter of 2003, and includes an increase of approximately $3,300,000 related to the effect of changes in foreign currency exchange rates, approximately $1,300,000 of costs associated with the closure of certain manufacturing facilities, approximately $4,100,000 of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility and approximately $700,000 of increased depreciation expense of property, plant and equipment in the first quarter of 2004 as compared to the first quarter of 2003 arising from finalizing the fair value adjustments in the fourth quarter of 2003 as a result of the Recapitalization. In the Air Conditioning and Heating Products Segment, cost of products sold for the first quarter of 2003 includes a non-cash charge of approximately $600,000 related to the amortization of purchase price allocated to inventory related to the Recapitalization.

Material costs were approximately 43.3% and 43.4% of net sales for the first quarters of 2004 and 2003, respectively. Both of the Company’s segments experienced material cost increases related primarily to purchases of steel, copper and aluminum in the first quarter of 2004 as compared to the first quarter of 2003. These cost increases were partially offset by the effect of increased sales prices of certain of the Company’s products and material cost improvements due to the Company’s strategic sourcing initiatives.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Selling, general and administrative expense (“SG&A”) was approximately $73,900,000 for the first quarter of 2004 and approximately $65,100,000 for the first quarter of 2003. SG&A as a percentage of net sales increased from approximately 18.0% in the first quarter of 2003 to approximately 18.1% in the first quarter of 2004. SG&A in 2004 includes approximately $5,000,000 of SG&A from the acquisitions of Elan, SPC, OSCO and OmniMount in the Residential Building Products Segment and an increase of approximately $1,900,000 related to the effect of changes in foreign currency exchange rates, of which approximately $1,200,000 is included in the Residential Building Products Segment and $700,000 is included in the Air Conditioning and Heating Products Segment. SG&A in the first quarter of 2004 also includes approximately $250,000, of which $200,000 is included in unallocated, of stock based compensation from adopting SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) in the fourth quarter of 2003. SG&A in the first quarter of 2003 includes in unallocated approximately $1,500,000 of direct expenses and fees associated with the Company’s strategic sourcing software and systems development and approximately $700,000, of which $600,000 is included in unallocated, of stock based compensation from adopting SFAS No. 123. The direct expenses and fees associated with the Company’s strategic sourcing software and systems development are set-forth separately in the segment data. The increase in the percentage is principally due to acquisitions in the Residential Building Products Segment which have a substantially higher level of SG&A than the overall segment.

Amortization of intangible assets, as a percentage of net sales from continuing operations, increased from approximately 0.5% in the first quarter of 2003 to approximately 0.8% in the first quarter of 2004. This increase is principally a result of approximately $1,600,000 of increased amortization of intangible assets in the first quarter of 2004 as compared to the first quarter of 2003 arising from finalizing the fair value adjustments in the fourth quarter of 2003 as a result of the Recapitalization. Approximately $1,300,000 and $300,000 of this increase relates to the Residential Building Products Segment and the Air Conditioning and Heating Products Segment, respectively (see Note A of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

Expenses and charges arising from the Recapitalization were $83,000,000 in the first quarter of 2003. See Liquidity and Capital Resources and Notes A, B and F of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein, for further discussion of these expenses and charges.

Consolidated operating earnings increased by approximately $88,800,000 from a loss of approximately $47,300,000, or 13.1% as a percent of net sales, in the first quarter of 2003 to earnings of approximately $41,500,000, or 10.2% as a percent of net sales, in the first quarter of 2004 as a result of the factors discussed above.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt premium and discount) of approximately $9,300,000 and $10,300,000 for the first quarters of 2004 and 2003, respectively. Acquisitions accounted for approximately $100,000 of the increase in such depreciation and amortization expense. Consolidated operating earnings for the first quarter of 2004 as compared to the first quarter of 2003 include approximately $1,000,000 of increased depreciation expense of property, plant and equipment and approximately $1,600,000 of increased amortization of intangible assets arising from finalizing the fair value adjustments in the fourth quarter of 2003 as a result of the Recapitalization. Consolidated operating earnings for the first quarter of 2003 includes approximately $4,000,000 of amortization expense from purchase price allocated to inventory.

Operating earnings of the Residential Building Products Segment were approximately $40,000,000 in the first quarter of 2004 compared to approximately $29,700,000 in the first quarter of 2003 and include in the first three months of 2004 an increase of approximately $800,000 from the effect of foreign currency exchange rates and approximately $1,900,000 of operating earnings contributed by the acquisitions of Elan, SPC, OSCO and OmniMount. Operating earnings of the Residential Building Products Segment in the first quarter of 2004 include approximately $300,000 of increased depreciation expense and approximately $1,300,000 of increased amortization from finalizing the fair value adjustments to property, plant and equipment and to intangible assets, respectively, in the fourth quarter of 2003 as a result of the Recapitalization. Operating earnings of the Residential Building Products Segment in the first three months of 2003 include approximately $3,400,000 of amortization expense from purchase price allocated to inventory related to the Recapitalization. Operating earnings of the Air Conditioning and Heating Products Segment were approximately $9,100,000 in the first quarter of 2004 as compared to approximately $15,200,000 in the first quarter of 2003 and include in the first three months of 2004 a decrease of approximately $100,000 from the effect of foreign currency exchange rates, approximately $1,300,000 of costs associated with the closure of certain manufacturing facilities and approximately $4,100,000 of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility. Operating earnings of the Air Conditioning and Heating Products Segment in the first quarter of 2004 includes approximately $700,000 of increased depreciation expense and approximately $300,000 of increased amortization from finalizing the fair value adjustments to property, plant and equipment and to intangible assets, respectively, in the fourth quarter of 2003 as a result of the Recapitalization. Operating earnings of the Air Conditioning and Heating Products Segment in the first three months of 2003 include approximately $600,000 of amortization expense from purchase price allocated to inventory related to the Recapitalization. The operating expense in unallocated was approximately $7,600,000 for the first quarter of 2004 compared to approximately $92,200,000 in the first quarter of 2003 and includes approximately $200,000 of stock based compensation expense in 2004. The operating expense in unallocated for the first quarter of 2003 includes approximately $83,000,000 of fees and expenses associated with the Recapitalization, approximately $1,500,000 of direct expenses and fees associated with the Company’s strategic sourcing software and systems development and approximately $600,000 of stock based compensation expense.

The increase in operating earnings in the Residential Building Products Segment in the first quarter of 2004 was primarily as a result of increased sales volume, principally bathroom exhaust fans and kitchen range hoods, due to the continued stability of new home construction and remodeling markets. The decrease in operating earnings in the Air Conditioning and Heating Products Segment in the first quarter of 2004 was principally due to the general slowdown in the manufactured housing markets of certain product lines, as well as, increased levels of operating costs related to the start-up and re-alignment of certain manufacturing facilities and lower levels of efficiency and productivity related to that start-up, partially offset by increased shipments of products to customers serving the residential site built market.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries were approximately 10.9% and 4.5% of operating earnings (before unallocated and corporate expense) in the first quarter of 2004 and 2003, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest expense decreased approximately $1,200,000 or approximately 6.7% in the first quarter of 2004 as compared to the first quarter of 2003. The decrease in interest expense in the first quarter of 2004 is primarily due to approximately $4,100,000 of interest expense in the first quarter of 2003 from the amortization of the Bridge Facility, a reduction of indebtedness from the debt redemptions and open market purchases, lower interest rates from the sale of Floating Rate Notes used to refinance the 8 7/8% Senior Notes, partially offset by duplicative interest arising during the waiting period from the call for redemption to the date of redemption of the 8 7/8% Senior Notes. Interest allocated to discontinued operations was approximately $4,400,000 and $9,700,000 for the first quarters of 2004 and 2003, respectively, and was also a factor in the change in interest expense from continuing operations. (See Liquidity and Capital Resources and Notes B and H of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

During the first quarter of 2004,  the Company called for redemption all of the Company’s outstanding 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”), all of its outstanding 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”) and all of its outstanding 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”). The redemption of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes resulted in a pre-tax loss of approximately $11,958,000 in the first quarter of 2004, based upon the difference between the respective redemption prices and the estimated carrying values at the redemption dates of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes, which include the principal amount redeemed and the estimated remaining unamortized premium recorded in connection with the Recapitalization. (See Note D of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Investment income increased approximately $400,000 or 80.0% in the first quarter of 2004 as compared to the first quarter of 2003 primarily as a result of higher average invested balances (see Note D and H of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

The provision for income taxes from continuing operations was approximately $5,500,000 for the first quarter of 2004 as compared to a benefit for income taxes from continuing operations of approximately $14,700,000 for the first quarter of 2003. The income tax rates in both the first quarter of 2004 and 2003 differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, foreign income tax on foreign source income, state income tax provisions, and in 2003 due to the Recapitalization. (See Notes A, B and J of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The table that follows presents a summary of the operating results of discontinued operations for the periods presented. (See Note H of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

	For the Periods

	Post-Recapitalization		Pre-Recapitalization

	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	April 3, 2004	April 5, 2003	Jan. 9, 2003

	(Amounts in thousands)
	(Unaudited)

Net sales	$40,600	$99,100	$8,800

Operating earnings (loss) of discontinued operations *	$(2,044)	$190	$(368)
Interest expense, net	(4,556)	(8,790)	(1,232)

Loss before income tax benefit	(6,600)	(8,600)	(1,600)
Income tax benefit	(2,500)	(3,100)	(600)

Loss from discontinued operations	(4,100)	(5,500)	(1,000)

Gain on sale of discontinued operations	122,700	---	---
Income tax provision on sale of discontinued operations	50,400	---	---

	72,300	---	---

Earnings (loss) from discontinued operations	$68,200	$(5,500)	$(1,000)

Depreciation and amortization expense	$1,359	$4,747	$315

*          Operating earnings (loss) of discontinued operations are net of Ply Gem corporate expenses previously included within Unallocated other, net in the Company’s segment reporting.

Operating earnings (loss) of discontinued operations for the period from January 10, 2003 to April 5, 2003 include approximately $500,000 of severance and other costs associated with the closure of certain manufacturing facilities. Operating earnings (loss) of discontinued operations for the period from January 10, 2003 to April 5, 2003 also include approximately $1,300,000 of costs and expenses for expanded distribution including new customers.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements on FIN 46 apply to the Company immediately for all variable interest entities created after December 31, 2003 and begin on January 1, 2005 for all variable interest entities created prior to January 1, 2004. The adoption of FIN 46 on January 1, 2004 did not have any impact on the Company’s consolidated financial statements and is not expected to have a material impact in the future.

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

In December 2003, the FASB reissued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”) to require additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised SFAS No. 132 provides only for additional disclosures and does not change the accounting for pension and postretirement plans. The Company has previously adopted SFAS No. 132 and has provided the required new disclosures of the revised SFAS No. 132 in Note M of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

The Company uses EBITDA as both an operating performance and liquidity measure. Operating performance measure disclosures with respect to EBITDA are provided below. Refer to the Liquidity and Capital Resources section for liquidity measure disclosures with respect to EBITDA and a reconciliation from net cash flows from operating activities to EBITDA.

EBITDA is defined as net earnings (loss) before interest, taxes, depreciation and amortization expense. EBITDA is not a measure of operating performance under generally accepted accounting principles in the United States (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as operating earnings (loss) from continuing operations, discontinued operations, extraordinary items and net income (loss). EBITDA as an operating performance measure has material limitations since it excludes, among other things, the statement of operations impact of depreciation and amortization expense, interest expense and the provision (benefit) for income taxes and therefore does not necessarily represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. The Company uses a significant amount of capital assets and depreciation and amortization expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company has a significant amount of debt, and interest expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company generally incurs significant U.S federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of the Company’s costs and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net income (loss) for a more complete analysis of the Company’s profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to EBITDA. As EBITDA is not defined by GAAP, the Company’s definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of the Company’s operating results as reported under GAAP.

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

The following table presents a reconciliation from net earnings (loss), which is the most directly comparable GAAP operating performance measure, to EBITDA:

	For the Periods

	Post-Recapitalization		Pre-Recapitalization

	Jan. 1, 2004	Jan. 10, 2003 -	Jan. 1, 2003 -
	April 3, 2004	April 5, 2003	Jan. 9, 2003

	(Amounts in thousands)

Net earnings (loss) *	$76,600	$5,500	$(61,900)
Provision (benefit) for income taxes
from continuing operations	5,500	7,100	(21,800)
Provision (benefit) for income taxes
from discontinued operations	47,900	(3,100)	(600)
Interest expense from continuing operations	16,577	16,791	1,054
Interest expense from discontinued operations	4,585	8,858	1,234
Investment income from continuing operations	(922)	(367)	(119)
Investment income from discontinued operations	(29)	(68)	(2)
Depreciation expense from continuing operations	5,808	3,764	586
Depreciation expense from discontinued operations	1,158	2,387	245
Amortization expense from continuing operations	3,474	5,854	67
Amortization expense from discontinued operations	201	2,360	70

EBITDA	$160,852	$49,079	$(81,165)

*          Includes approximately $68,200,000, $(5,500,000) and $(1,000,000) of earnings (loss) from discontinued operations for the three months ended April 3, 2004 and the periods from January 10, 2003 to April 5, 2003 and from January 1, 2003 to January 9, 2003, respectively. (See Note H of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

EBITDA includes approximately $83,000,000 of expenses and charges arising from the Recapitalization recorded in the period from January 1, 2003 to January 9, 2003 (see Notes A, F and I of the Notes to the Consolidated Financial Statements included elsewhere herein) and approximately $250,000 and $700,000 of stock based compensation from adopting SFAS No. 123 recorded in the three months ended April 3, 2004 and the period from January 10, 2003 to April 5, 2003, respectively (see Notes A and I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

Liquidity and Capital Resources

From January 1, 2004 through February 3, 2004, the Company purchased approximately $14,800,000 of its 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”) and approximately $10,700,000 of its 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”) in open market transactions. On March 15, 2004, the Company redeemed all of the Company’s outstanding 9 1/4% Notes (approximately $160,200,000 in principal amount) and on March 14, 2004 redeemed all of its outstanding 9 1/8% Notes (approximately $299,300,000 in principal amount). The 9 1/4% Notes and 9 1/8% Notes were redeemed at a redemption price of 101.542% and 103.042%, respectively, of the principal amount thereof plus accrued and unpaid interest. The 9 1/4% Notes and 9 1/8% Notes ceased to accrue interest as of the respective redemption dates indicated above. The Company used the net after tax proceeds from the sale of Ply Gem of approximately $450,000,000, together with existing cash on hand, to fund the redemption of the 9 1/4% Notes and 9 1/8% Notes. On March 14, 2004, the Company redeemed $60,000,000 of the Company’s outstanding 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”). On March 31, 2004, the Company redeemed the remaining $150,000,000 of its outstanding 8 7/8% Notes (see below). The 8 7/8% Notes were called at a redemption price of 104.438% of the principal amount thereof plus accrued and unpaid interest.

On March 1, 2004, the Company completed the sale of $200,000,000 of Senior Floating Rate Notes due 2010 (the “Floating Rate Notes”). The Floating Rate Notes bear interest at a rate per annum equal to LIBOR, as defined, plus 3% (4.17% as of April 3, 2004). Interest on the Floating Rate Notes will be determined and payable semi-annually on June 30 and December 31 of each year commencing June 30, 2004. The Company incurred fees and expenses, including the initial purchaser’s discount, of approximately $4,000,000 in connection with the sale, which will be amortized over the life of the Floating Rate Notes. The Floating Rate Notes are unsecured obligations of the Company, which mature on December 31, 2010, and may be redeemed in whole or in part prior to December 31, 2010 at the redemption prices as defined in the indenture governing the Floating Rate Notes (the “Indenture”). The Indenture contains covenants that limit the Company’s ability to engage in certain transactions, including incurring additional indebtedness and paying dividends or distributions. The terms of the Floating Rate Notes require the Company to register notes having substantially identical terms (the “Exchange Notes”) with the SEC as part of an offer to exchange freely tradable Exchange Notes for the Floating Rate Notes (the “Exchange”). In the event the Company does not complete the Exchange in accordance with the timing requirements outlined in the Indenture, the Company may be required to pay a higher interest rate. The Company expects to complete the Exchange within the required time period. Approximately $60,000,000 principal amount of the 8 7/8% Notes ceased to accrue interest as of March 14, 2004 and approximately $150,000,000 principal amount of such Notes ceased to accrue interest as of March 31, 2004. The Company used the net proceeds of approximately $196,000,000 from the sale of the Floating Rate Notes, together with existing cash on hand, to fund the redemption of the 8 7/8% Notes.

The open market purchases and the redemption of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes noted above resulted in a pre-tax loss of approximately $11,958,000 in the first quarter of 2004, based upon the difference between the respective redemption prices indicated above and the estimated carrying values at the redemption dates.

The Company has a $175,000,000 Senior Secured Credit Facility, as amended, (the “Senior Secured Credit Facility”), which is syndicated among several banks. The Senior Secured Credit Facility is secured by substantially all of the Company’s accounts receivable and inventory, as well as certain intellectual property rights, and, as amended, permits borrowings up to the lesser of $175,000,000 or the total of 85% of eligible accounts receivable, as defined, and 50% of eligible inventory, as defined. The outstanding principal balances under the Senior Secured Credit Facility accrue interest at the Company’s option at either LIBOR plus a margin ranging from 2.0% to 2.5% or the banks’ prime rate plus a margin ranging from 0.5% to 1.0% depending upon the excess available borrowing base, as defined, and the timing of the borrowing as the margin rates will be adjusted quarterly. In addition, the Company pays an unused line fee of between 0.375% and 0.5% on the excess available borrowing capacity, as defined. The Senior Secured Credit Facility includes customary limitations and covenants, but does not require the Company to maintain any financial covenant unless the excess available borrowing base, as defined, is less than $30,000,000 in which case the Company would be required to maintain, on a trailing four quarter basis, a minimum level of $155,000,000 of earnings before interest, taxes, depreciation and amortization, as defined. At April 3, 2004 there were no outstanding borrowings under the Senior Secured Credit Facility.

The Company had consolidated debt at April 3, 2004, of approximately $480,779,000 consisting of (i) $15,726,000 of short-term borrowings and current maturities of long-term debt, (ii) $14,487,000 of long-term notes, mortgage notes and other indebtedness, (iii) $250,566,000 of 9 7/8% Senior Subordinated Notes and (iv) $200,000,000 of Floating Rate Notes. During the three months ended April 3, 2004, the Company had a net decrease in its consolidated debt of approximately $506,280,000 which represented $707,255,000 of principal payments including the Senior Note redemptions previously discussed net of additional borrowings of approximately $200,975,000 including the Floating Rate Notes.

The indentures and other agreements governing the Company and its subsidiaries’ indebtedness (including the indentures for the 9 7/8% Senor Subordinated Notes and the Floating Rate Notes, as well as, the credit agreement for the Senior Secured Credit Facility) contain certain restrictive financial and operating covenants including covenants that restrict the ability of the Company and its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

At May 14, 2004 approximately $95,000,000 was available for the payment of cash dividends, stock purchases or other restricted payments as defined under the terms of the Company's most restrictive indenture based on the redemption and refinancing of certain of the Company’s Notes (see Note G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

At April 3, 2004, the Company had consolidated unrestricted cash, cash equivalents and marketable securities of approximately $150,742,000 as compared to approximately $182,349,000 at December 31, 2003. The Company’s debt to equity ratio was approximately 0.8:1 at April 3, 2004 as compared to approximately 1.8:1 at December 31, 2003. The change in the ratio was primarily due to a net decrease in indebtedness and an increase in stockholder’s investment, primarily as a result of net earnings for the first quarter of 2004.

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

The Company expects to meet its cash flow requirements for debt payments and retirements through fiscal 2004 from existing cash and cash equivalents and cash flows from operating activities.

As of April 3, 2004, approximately $7,400,000 of letters of credit have been issued as additional security for certain of the Company's insurance programs and approximately $800,000 of letters of credit have been issued as additional security for certain of the subsidiaries purchases and other requirements.

The Company and its subsidiaries have entered into a number of operating lease obligations, purchase obligations and have guaranteed certain obligations of various third parties. No significant changes in these obligations have occurred since December 31, 2003.

Unrestricted cash and cash equivalents decreased from approximately $182,349,000 at December 31, 2003 to approximately $150,742,000 at April 3, 2004. The Company has classified as restricted in the accompanying unaudited condensed consolidated balance sheet certain investments that are not fully available for use in its operations. At April 3, 2004, approximately $3,071,000 (of which $1,223,000 is included in current assets) of cash, investments and marketable securities is held primarily as collateral for insurance and letter of credit requirements.

Capital expenditures were approximately $4,904,000 in the first three months of 2004 as compared to approximately $3,177,000 in the first three months of 2003. Capital expenditures were approximately $17,400,000 for the year ended December 31, 2003 and are expected to be between $30,000,000 and $35,000,000 in 2004.

The Company's working capital and current ratio decreased from approximately $683,700,000 and 2.7:1, respectively, at December 31, 2003 to approximately $258,600,000 and 1.7:1, respectively, at April 3, 2004, principally as a result of the sale of Ply Gem on February 12, 2004 reducing the amount of assets and liabilities of discontinued operations.

Accounts receivable increased approximately $30,342,000 or approximately 14.2%, between December 31, 2003 and April 3, 2004, while net sales increased approximately $42,029,000 or approximately 11.5% in the first quarter of 2004 as compared to the fourth quarter of 2003. These increases are primarily a result of increased sales levels, timing of cash collections and acquisitions which contributed approximately $3,400,000 to net sales in the first quarter of 2004 and approximately $3,700,000 to accounts receivable at April 3, 2004. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on April 3, 2004 as compared to December 31, 2003. The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in the first quarter of 2004.

Inventories increased approximately $22,134,000 or approximately 13.9%, between December 31, 2003 and April 3, 2004, primarily as a result of seasonality related to products sold to customers serving the residential site built market within the HVAC segment, increases in inventory levels in the Residential Building Products Segment, in part, due to strong demand and the acquisitions which contributed approximately $5,000,000 to the increase in inventories.

Accounts payable increased approximately $36,568,000 or approximately 32.4%, between December 31, 2003 and April 3, 2004 due primarily to increased inventory levels and timing of payments. The acquisitions contributed approximately $1,700,000 to this increase.

Changes in certain working capital accounts, as noted above, between December 31, 2003 and April 3, 2004, differ from the changes reflected in the Company’s  Unaudited Condensed Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the three preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Unrestricted cash and cash equivalents decreased approximately $31,607,000 from December 31, 2003 to April 3, 2004, principally as a result of the following:

Condensed Consolidated Cash Flows (*)

Operating Activities:
Cash flow from operations, net	$(23,253,000)
Increase in accounts receivable, net	(29,877,000)
Increase in inventories	(17,591,000)
Decrease in prepaids and other current assets	9,890,000
Increase in net assets of discontinued operations	(2,434,000)
Increase in accounts payable	35,646,000
Increase in accrued expenses and taxes	20,099,000
Investing Activities:
Net cash paid for acquisitions	(16,500,000)
Proceeds from the sale of discontinued businesses	519,153,000
Capital expenditures	(4,904,000)
Increase in restricted cash and investments	(2,000)
Financing Activities:
Decrease in borrowings, net	(633,000)
Sale of Floating Rate Notes	196,000,000
Redemption of Senior Notes	(716,700,000)
Other, net	(501,000)

$(31,607,000)

(*)        Summarized from the Company’s Condensed Consolidated Statement of Cash Flows for the first quarter ended April 3, 2004. (See the Unaudited Financial Statements included elsewhere herein.)

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

The following table presents a reconciliation from net cash provided by (used in) operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA:

	For the Periods

	Post-Recapitalization		Pre-Recapitalization

	Jan. 1, 2004	Jan. 10, 2003 -	Jan. 1, 2003 -
	April 3, 2004	April 5, 2003	Jan. 9, 2003

	(Amounts in thousands)

Net cash used in operating activities *	$(8,169)	$(33,464)	$(5,705)
Cash (provided from) used by working capital and
other long-term asset and liability changes	(15,084)	56,214	12,880
Effect of the Recapitalization, net	---	---	(62,397)
Deferred federal income tax provision
from continuing operations	(19,900)	(3,800)	(5,900)
Deferred federal income tax credit
from discontinued operations	18,100	---	---
Gain on sale of discontinued operations	122,700	---	---
Non-cash interest expense, net	193	(3,832)	(125)
Loss from debt retirement	(11,958)	---	---
Provision (benefit) for income taxes
from continuing operations	5,500	7,100	(21,800)
Provision (benefit) for income taxes
from discontinued operations	47,900	(3,100)	(600)
Interest expense from continuing operations	16,577	16,791	1,054
Interest expense from discontinued operations	4,585	8,858	1,234
Investment income from continuing operations	(922)	(367)	(119)
Investment income from discontinued operations	(29)	(68)	(2)
Depreciation expense from discontinued operations	1,158	2,387	245
Amortization expense from discontinued operations	201	2,360	70

EBITDA	$160,852	$49,079	$(81,165)

*           Includes approximately $68,200,000, $(5,500,000) and $(1,000,000) of earnings (loss) from discontinued operations for the three months ended April 3, 2004 and the periods from January 10, 2003 to April 5, 2003 and from January 1, 2003 to January 9, 2003, respectively. (See Note H of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

EBITDA includes approximately $83,000,000 of expenses and charges arising from the Recapitalization recorded in the period from January 1, 2003 to January 9, 2003 (see Notes A, F and I of the Notes to the Consolidated Financial Statements included elsewhere herein) and approximately $250,000 and $700,000 of stock based compensation from adopting SFAS No. 123 recorded in the three months ended April 3, 2004 and the period from January 10, 2003 to April 5, 2003, respectively (see Notes A and I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

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

The Department of Energy announced on April 2, 2004 that effective January 26, 2006, the minimum seasonal energy efficiency rating for residential central air conditioners (“SEER”) will be raised to 13 SEER. The current minimum is 10 SEER. Approximately 97% of the Company’s residential central air conditioner sales are currently below the 13 SEER efficiency rating. The Company’s Air Conditioning and Heating Products Segment currently produces residential central air conditioners with a 13 SEER efficiency rating and continues to focus on product improvements including energy efficiency as part of its engineering and manufacturing planning.

As of April 3, 2004, approximately 13.0% of the Company’s workforce was subject to various collective bargaining agreements. A collective bargaining agreement covering approximately 5.3% of the Company’s workforce will expire on June 8, 2004 and collective bargaining agreements covering approximately 7.8% of the Company’s workforce, including this agreement expiring on June 8, 2004, will expire through the end of 2004. Until negotiations are completed, it is not known whether the Company will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements or at all and without production interruptions, including labor stoppages.

Market Risk

As discussed more specifically below, the Company is exposed to market risks related to changes in interest rates, foreign currencies and commodity pricing. The Company does not use derivative financial instruments, except on a limited basis, to periodically mitigate certain economic exposures. The Company does not enter into derivative financial instruments or other financial instruments for trading purposes.

There have been no significant changes in market risk from the December 31, 2003 disclosures included in the Company’s annual report on Form 10-K.

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

The Company has historically managed its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. During the first quarter of 2004, the Company sold $200,000,000 of Floating Rate Notes with a variable interest rate (4.17% at April 3, 2004) and redeemed $695,000,000 of Senior Notes which had fixed interest rates. Of the Company’s total outstanding debt, approximately 42% have variable interest rates at April 3, 2004.

B.   Foreign Currency Risk

Sales and earnings derived from international markets and net assets within international markets are subject to, among others, the risks of currency fluctuations primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In the first quarter of 2004, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations, but may not be indicative of future results. The impact of foreign currency changes related to translation resulted in a decrease in stockholder’s investment of approximately $3,250,000 for the first quarter of 2004. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At April 3, 2004, the Company did not have any significant outstanding foreign currency hedging contracts.

C.   Commodity Pricing Risk

The Company is subject to significant market risk with respect to the pricing of its principal raw materials, which include, among others, steel, copper, packaging material, plastics and aluminum. If prices of these raw materials were to increase dramatically, the Company may not be able to pass such increases on to its customers and, as a result, gross margins could decline significantly. The Company manages its exposure to commodity pricing risk by continuing to diversify its product mix, strategic buying programs and vendor partnering.

The Company generally does not enter into derivative financial instruments to manage commodity pricing exposure. At April 3, 2004, the Company did not have any material outstanding commodity forward contracts.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosure about market risk is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.

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

(a)       Exhibits

The items marked with an asterisk are filed herewith.

*   31.1    Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*   31.2    Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

February 13, 2004, Item 5, Other Events

 Item 7, Financial Statements and Exhibits

February 17, 2004, Item 2, Acquisition or Disposition of Assets

 Item 7, Financial Statements and Exhibits

March 1, 2004, Item 5, Other Events

Item 7, Financial Statements and Exhibits

March 31, 2004, Item 7, Financial Statements and Exhibits

  Item 12, Other Events

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.
(Registrant)
By:	/s/ Almon C. Hall
Almon C. Hall,
Vice President and Chief Financial Officer

May 18, 2004