Form 10-Q
period 2004-10-02
NORTEK INC
filed 2004-11-16
CIK 1216596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________

FORM 10-Q
__________

                     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

__________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The number of shares of Capital Stock outstanding as of November 12, 2004 was 3,000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Amounts in thousands)

	October 2,	December 31,
	2004	2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$70,687	$194,120
Restricted cash and investments at cost, which
approximates market	7,318	1,223
Accounts receivable, less allowances
of $5,490 and $5,811	243,073	212,812
Inventories:
Raw materials	68,845	53,241
Work in process	26,692	18,809
Finished goods	115,748	84,710
	211,285	156,760
Prepaid expenses	9,498	6,541
Other current assets	27,874	14,665
Prepaid income taxes	42,918	17,741
Assets of discontinued operations	---	502,811
Total current assets	612,653	1,106,673

Property and Equipment, at Cost:
Land	11,278	7,591
Buildings and improvements	71,625	67,296
Machinery and equipment	109,554	136,194
	192,457	211,081
Less accumulated depreciation	2,496	17,579
Total property and equipment, net	189,961	193,502

Other Assets:
Goodwill	1,314,184	675,846
Intangible assets, less accumulated amortization
of $1,404 and $9,122	91,268	94,645
Deferred debt expense	33,850	12,589
Deferred tax benefit	12,848	-
Other	7,845	16,725
	1,459,995	799,805
Total Assets	$2,262,609	$2,099,980

Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term obligations	$5,022	$8,120
Current maturities of long-term debt	14,051	7,229
Accounts payable	150,201	111,041
Accrued expenses and taxes, net	172,137	149,297
Liabilities of discontinued operations	-	141,258
Total current liabilities	341,411	416,945

Other Liabilities:
Deferred income taxes	-	21,368
Other	161,716	136,833
	161,716	158,201

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	1,348,223	1,324,626

Stockholders' Investment:
Common stock, $0.01 par value, authorized 3,000 shares;
3,000 issued and outstanding at October 2, 2004	---	---
Series B Preference Stock, $1.00 par value; authorized
19,000,000 shares; 8,130,442 shares issued and
outstanding at December 31, 2003	---	8,130
Class A Common Stock, $1.00 par value; authorized 19,000,000 shares; 397,380 shares issued and outstanding
at December 31, 2003	---	397
Additional paid-in capital	407,679	172,244
Accumulated deficit	(400)	---
Accumulated other comprehensive income	3,980	19,437
Total stockholders' investment	411,259	200,208
Total liabilities and Stockholders' Investment:	$2,262,609	$2,099,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Periods
	Post-Acquisition	Post-Recapitalization
	Aug. 28, 2004 -	July 4, 2004 -	July 6, 2003 -
	Oct. 2, 2004	Aug. 27, 2004	Oct. 4, 2003

	(Amounts in thousands)
	(Unaudited)

Net Sales	$161,028	$266,836	$395,873

Costs and Expenses:
Cost of products sold	115,892	191,073	276,982
Selling, general and administrative expense	28,267	46,014	67,484
Amortization of intangible assets	1,404	2,020	1,975
Expenses and charges arising from the Acquisition	-	83,700	-
	145,563	322,807	346,441
Operating earnings (loss)	15,465	(55,971)	49,432
Interest expense	(16,197)	(12,092)	(12,601)
Loss from debt retirement	-	(118,778)	---
Investment income	32	241	269
Earnings (loss) from continuing operations
before provision (benefit) for income taxes	(700)	(186,600)	37,100
Provision (benefit) for income taxes	(300)	(55,200)	16,300
Earnings (loss) from continuing operations	(400)	(131,400)	20,800
Earnings from discontinued operations	-	500	9,100
Net earnings (loss)	$(400)	$(130,900)	$29,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Periods
	Post-Acquisition	Post-Recapitalization		Pre-Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Oct. 2, 2004	Aug. 27, 2004	Oct. 4, 2003	Jan. 9, 2003
	(Amounts in thousands)
	(Unaudited)

Net Sales	$161,028	$1,117,860	$1,117,116	$24,751

Costs and Expenses:
Cost of products sold	115,892	792,759	794,165	18,497
Selling, general and administrative expense	28,267	199,943	189,177	4,960
Amortization of intangible assets	1,404	8,869	5,757	64
Expenses and charges arising from the Acquisition	-	83,700	-	-
Expenses and charges arising from the Recapitalization	-	-	-	83,000
	145,563	1,085,271	989,099	106,521
Operating earnings (loss)	15,465	32,589	128,017	(81,770)
Interest expense	(16,197)	(56,073)	(41,942)	(1,049)
Loss from debt retirement	-	(130,736)	-	-
Investment income	32	1,520	925	119
Earnings (loss) from continuing operations
before provision (benefit) for income taxes	(700)	(152,700)	87,000	(82,700)
Provision (benefit) for income taxes	(300)	(41,400)	36,500	(21,800)
Earnings (loss) from continuing operations	(400)	(111,300)	50,500	(60,900)
Earnings (loss) from discontinued operations	-	67,400	10,800	(1,000)
Net earnings (loss)	$(400)	$(43,900)	$61,300	$(61,900)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Periods
	Post			Pre
	Acquisition	Post Recapitalization		Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Oct. 2, 2004	Aug. 27, 2004	Oct. 4, 2003	Jan. 9, 2003
	(Amounts in thousands)
	(Unaudited)

Cash Flows from operating activities:
Net earnings (loss) from continuing operations	$(400)	$(111,300)	$50,500	$(60,900)
Earnings (loss) from discontinued operations	---	67,400	10,800	(1,000)
Net earnings (loss)	(400)	(43,900)	61,300	(61,900)
Adjustments to reconcile net earnings (loss)
to net cash (used in) provided by operating activities:
Depreciation and amortization expense, including
amortization of purchase price allocated to inventory	6,307	25,823	22,625	645
Non-cash interest expense, net	389	24,671	3,263	125
Effect of the Acquisition, net	---	38,423	---
Effect of the Recapitalization, net	---	---	---	62,397
Non-cash stock-based compensation	30	48,561	1,200	---
Loss from debt retirement	---	130,736	---	---
Gain on the sale of discontinued operations	---	(125,200)	---	---
Deferred federal income tax provision from
continuing operations	---	9,800	4,900	5,900
Deferred federal income tax benefit from
discontinued operations	---	(18,500)	---	---
Changes in certain assets and liabilities, net of
effects from acquisitions and dispositions:
Accounts receivable, net	(1,347)	(26,921)	(36,020)	4,298
Inventories	(5,907)	(34,337)	(11,357)	(4,457)
Prepaids and other current assets	17,853	(14,363)	354	268
Net assets of discontinued operations	---	2,326	(22,181)	1,767
Accounts payable	(15,274)	52,669	5,562	(777)
Accrued expenses and taxes	14,768	(33,926)	25,113	(19,816)
Long-term assets, liabilities and other, net	(1,672)	835	4,670	5,837
Total adjustments to net earnings (loss)	15,147	80,597	(1,871)	56,187
Net cash provided by (used in) operating activities	$14,747	$36,697	$59,429	$(5,713)

Cash Flows from investing activities:
Capital expenditures	$(2,620)	$(11,848)	$(11,084)	$(207)
Net cash paid for businesses acquired	---	(16,500)	(73,356)	---
Purchase of outstanding equity shares of the Company by
Thomas H. Lee Partners, L.P. and affiliates	(706,189)	---	---	---
Redemption of publicly held shares	---	---	(469,083)	---
Purchase of investments and marketable securities	---	(5,000)	(32,015)	---
Payment of Acquisition fees and expenses	(57,000)	---	---	---
Payment of Recapitalization fees and expenses	---	---	(27,900)	---
Proceeds from the sale of investments and
marketable securities	---	5,000	32,015
Proceeds from the sale of discontinued businesses	---	526,000	---	---
Change in restricted cash and investments	1	(103)	2,796	(49)
Other, net	(53)	(291)	(672)	117
Net cash provided by (used in) investing activities	$(765,861)	$497,258	$(579,299)	$(139)

Cash Flows from financing activities:
Change in borrowings, net	$(484)	$(5,370)	$263	$(1,313)
Sale of Floating Rate Notes	---	196,000	---	---
Redemption of notes in connection with the
Acquisition	(919,300)	---	---	---
Redemption of notes	---	(716,700)	---	---
Issuance of stock in connection with
the Recapitalization	---	---	359,185	---
Sale of Class A Common Stock	---	---	1,000	---
Net proceeds from the Sale of 8 1/2% Notes	605,400	---	---	---
Net proceeds from borrowings under the Senior
Secured Credit Facility	685,350	---	---	---
Equity investment by Thomas H. Lee Partners L. P.
and affilitates	361,841	---	---	---
Settlement of stock options	(113,032)	---	---	---
Other, net	76	(55)	(6)	(4,039)
Net cash (used in) provided by financing activities	619,851	(526,125)	360,442	(5,352)
Net increase (decrease) in unrestricted cash and
cash equivalents	(131,263)	7,830	(159,428)	(11,204)
Unrestricted cash and cash equivalents at the
beginning of the period	201,950	194,120	283,600	294,804
Unrestricted cash and cash equivalents at the
end of the period	$70,687	$201,950	$124,172	$283,600

Supplemental disclosure of cash flow information:
Interest paid	$16,676	$71,640	$78,788	$ ---
Income taxes (refunded) paid, net	$(35,437)	$43,517	$8,112	$281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE PERIOD FROM JANUARY 1, 2003 TO JANUARY 9, 2003
(Dollar amounts in thousands)

							Accumulated
	Series B	Class A		Special	Additional		Other
	Preference	Common	Common	Common	Paid in	Retained	Comprehensive	Comprehensive
	Stock	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Income (Loss)
	(Unaudited)

Balance, December 31, 2002	$ ---	$ ---	$10,503	$501	$108,617	$255,366	$(57,482)	$ ---
Net loss	---	---	---	---	---	(61,900)	---	(61,900)
Other comprehensive income:
Currency translation adjustment	---	---	---	---	---	---	1,096	1,096
Minimum pension liability,
net of tax of $9,906	---	---	---	---	---	---	18,398	18,398
Comprehensive loss								$(42,406)
Settlement of stock options held by
employees, net of taxes of $1,710	---	---	---	---	(3,000)	---	---
Subtotal	---	---	10,503	501	105,617	193,466	(37,988)
Effect of the Recapitalization	8,130	365	(10,503)	(501)	328,857	(193,466)	37,988
Balance, January 9, 2003	$8,130	$365	$ ---	$ ---	$434,474	$ ---	$ ---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE THREE MONTHS ENDED OCTOBER 4, 2003
(Dollar amounts in thousands)

					Accumulated
	Series B	Class A	Additional		Other
	Preference	Common	Paid in	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Income (loss)
	(Unaudited)

Balance, July 5, 2003	$8,130	$365	$435,426	$31,400	$12,983	$ ---
Net income	---	---	---	29,900	---	29,900
Other comprehensive income (loss):
Currency translation adjustment	---	---	---	---	546	546
Unrealized decline in the fair value
of marketable securities	---	---	---	---	(36)	(36)
Comprehensive income						$30,410
Issuance of 21,739 shares of Class A
Common Stock	---	22	977	---	---
Stock based compensation	---	---	283	---	---
Balance, October 4, 2003	$8,130	$387	$436,686	$61,300	$13,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE PERIOD JANUARY 10, 2003 TO OCTOBER 4, 2003
(Dollar amounts in thousands)

					Accumulated
	Series B	Class A	Additional		Other
	Preference	Common	Paid in	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Income (loss)
	(Unaudited)

Balance, January 9, 2003	$8,130	$365	$434,474	$ ---	$ ---	$ ---
Net income	---	---	---	61,300	---	61,300
Other comprehensive income (loss):
Currency translation adjustment	---	---	---	---	13,499	13,499
Unrealized decline in the fair value
of marketable securities	---	---	---	---	(6)	(6)
Comprehensive income						$74,793
Issuance of 21,739 shares of Class A
Common Stock	---	22	977	---	---
Stock based compensation	---	---	1,235	---	---
Balance, October 4, 2003	$8,130	$387	$436,686	$61,300	$13,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE PERIOD JULY 4, 2004 TO AUGUST 27, 2004
(Dollar amounts in thousands)

					Accumulated
	Series B	Class A	Additional		Other
	Preference	Common	Paid in	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Loss
	(Unaudited)

Balance, July 3, 2004	$8,130	$397	$177,486	$87,000	$15,691	$ ---
Net loss	---	---	---	(130,900)	---	(130,900)
Other comprehensive loss:
Currency translation adjustment	---	---	---	---	(197)	(197)
Unrealized appreciation in the fair market value of market securities	---	---	---	---	24	24
Comprehensive loss						$(131,073)
Settlement and cancellation of stock options, net	---	---	(43,035)	---	---
Subtotal	8,130	397	134,451	(43,900)	15,518
Effect of the Acquisition	(8,130)	(397)	272,987	43,900	(15,518)
Balance, August 27, 2004	$-	$-	$407,438	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE PERIOD JANUARY 1, 2004 TO AUGUST 27, 2004
(Dollar amounts in thousands)

					Accumulated
	Series B	Class A	Additional		Other
	Preference	Common	Paid in	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Income (loss)
	(Unaudited)

Balance, December 31, 2003	$8,130	$397	$172,244	$ ---	$19,437	$ ---
Net loss	---	---	---	(43,900)	---	(43,900)
Other comprehensive income (loss):
Currency translation adjustment	---	---	---	---	(3,958)	(3,958)
Unrealized appreciation in the fair value
of marketable securities	---	---	---	---	21	21
Minimum pension liability, net of tax of $10	---	---	---		18	18
Comprehensive loss						$(47,819)
Stock based compensation	---	---	5,242	---	---
Settlement and cancellation of stock options, net	---	---	(43,035)	---	---
Subtotal	8,130	397	134,451	(43,900)	15,518
Effect of the Acquisition	(8,130)	(397)	272,987	43,900	(15,518)
Balance, August 27, 2004	$-	$-	$407,438	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
FOR THE PERIOD AUGUST 28, 2004 TO OCTOBER 2, 2004
(Dollar amounts in thousands)

			Accumulated
	Additional		Other
	Paid in	Accumulated	Comprehensive	Comprehensive
	Capital	Deficit	Income (Loss)	Income (Loss)
	(unaudited)

Balance, August 28, 2004	$407,438	$-	$-	$-
Net loss	---	(400)	---	(400)
Other comprehensive income (loss):
Currency translation adjustment	---	---	3,989	3,989
Unrealized decline in the fair value
of marketable securities	---	---	(9)	(9)
Comprehensive income				$3,580
Capital contribution from parent	211	---	---
Stock based compensation	30	---	---
Balance, October 2, 2004	$407,679	$(400)	$3,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
OCTOBER 2, 2004 AND OCTOBER 4, 2003

(A)	The unaudited condensed consolidated financial statements presented herein (the “Unaudited Financial Statements”), for periods prior to August 28, 2004 reflect the financial position, results of operations and cash flows of the former Nortek Holdings, Inc. and all of its wholly-owned subsidiaries (the predecessor company) and subsequent to August 27, 2004, reflect the financial position, results of operations and cash flows of Nortek, Inc. (the successor company and survivor from the mergers noted below in connection with the THL Transaction). The Unaudited Financial Statements include the accounts of the former Nortek Holdings, Inc. and Nortek, Inc., as appropriate and all of their wholly-owned subsidiaries (individually and collectively, the “Company” or “Nortek”), after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the prior year’s Unaudited Financial Statements have been reclassified to conform to the current year presentation. It is suggested that these Unaudited Financial Statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-K and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission (“SEC”).

On July 15, 2004, THL Buildco Holdings, Inc. ("THL Buildco Holdings") and THL Buildco, Inc. ("THL Buildco"), newly formed Delaware corporations affiliated with Thomas H. Lee Partners L.P., entered into a stock purchase agreement with the owners of Nortek Holdings, Inc., Nortek’s former parent company (referred to herein as "the former Nortek Holdings"), including affiliates of Kelso & Company, L.P. (“Kelso”) and certain members of the Company’s management, pursuant to which THL Buildco agreed to purchase all the outstanding capital stock of the former Nortek Holdings. Prior to the completion of the THL Transaction, Nortek was a wholly owned direct subsidiary of the former Nortek Holdings and THL Buildco was a wholly owned direct subsidiary of THL Buildco Holdings. On January 9, 2003, the former Nortek Holdings was acquired by Kelso and certain members of Nortek’s management in a transaction valued at approximately $1,600,000,000 including all of the Company’s indebtedness (the “Recapitalization”) (see the Company’s latest annual report on form 10-K).

On August 27, 2004, THL Buildco purchased all of the outstanding capital stock of the former Nortek Holdings pursuant to the stock purchase agreement in a transaction valued at approximately $1,740,000,000 (the “Acquisition”). Immediately upon the completion of the Acquisition, THL Buildco was merged with and into the former Nortek Holdings with the former Nortek Holdings continuing as the surviving corporation, and the former Nortek Holdings was then merged with and into Nortek with Nortek continuing as the surviving corporation and a wholly owned subsidiary of THL Buildco Holdings. THL Buildco Holdings was then renamed Nortek Holdings, Inc. ("Nortek Holdings"). Nortek Holdings is wholly-owned by THL-Nortek Investors, LLC, a Delaware limited liability company (“Investors LLC”). In connection with the Acquisition, members of Nortek management reinvested a portion of their equity interest in the former Nortek Holdings for an equity interest in Investors LLC and interests in a deferred compensation plan established by Nortek Holdings (the Acquisition and the above events are collectively referred to herein as the “THL Transaction”). (See Note B.) In connection with accounting for the purchase price for the Acquisition, Nortek recorded a deferred tax benefit of approximately $32,500,000 representing the tax benefit related to the deferred compensation plan of Nortek Holdings.

In connection with the Acquisition, on August 27, 2004, Nortek entered into a senior secured credit facility providing for aggregate borrowings of up to $800,000,000 consisting of a term loan of $700,000,000 and a revolving credit facility of $100,000,000 with a syndicate of financial lenders (the “Senior Secured Credit Facility”). (See Note D.)

Also, in connection with the Acquisition, on August 27, 2004, THL Buildco completed an offering of $625,000,000 aggregate principal amount of 8 ½% Senior Subordinated Notes due 2014 (the “8 ½% Notes”). (See Note D.)

To partially finance the purchase price of the Acquisition, affiliates of Thomas H. Lee Partners, L.P. invested approximately $361,800,000 of cash and certain members of the Company’s senior management made a roll-over investment of approximately $111,800,000. These funds, together with approximately $155,600,000 of cash of the former Nortek Holdings, the $700,000,000 proceeds from the term loan under the Senior Secured Credit Facility and the $625,000,000 proceeds from the sale of the 8 ½% Notes (see Note D), were used to finance the Acquisition, to refinance certain existing notes of Nortek and the former Nortek Holdings and to pay related transaction costs.

Beginning on August 28, 2004, the Company accounted for the Acquisition as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), Emerging Issue Task Force (“EITF”) Issue No. 88-16, “Basis in Leveraged Buyout Transactions”, (“EITF 88-16”) and SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances”, which resulted in a new valuation for the assets and liabilities of the Company and its subsidiaries based upon fair values as of the date of the Acquisition. SFAS No. 141 requires the Company to establish a new basis for its assets and liabilities based on the amount paid for its ownership at August 27, 2004. In accordance with EITF 88-16, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at carryover basis for continuing investors. As a result, the assets and liabilities are assigned new values, which are part Post-Recapitalization cost and part fair value, in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and the new interests acquired by the affiliates of Thomas H. Lee Partners. Accordingly, the Company’s ownership basis (including the fair value of options rolled over by the Management Investors) is reflected in the Company’s consolidated financial statements beginning upon completion of the Acquisition. The purchase price for the equity of Nortek of approximately $750,429,000 was allocated to the assets and liabilities based on their relative fair values and approximately $407,438,000 was recorded in Stockholders’ Investment representing the ownership interest of Nortek’s equity holders upon completion of the Acquisition, net of a deemed dividend of approximately $66,157,000. Immediately prior to the Acquisition, Stockholders’ Investment was approximately $114,596,000. The purchase price for the Acquisition of approximately $750,429,000 consists of the following (see Note B):

Purchase price for Series B Preference stock and Class A Common
Stock of the former Nortek Holdings	$706,189,000
Payment for the settlement and termination of the former Nortek
Holdings Stock Options	113,032,000
Carryover basis of continuing investors	45,597,000
Cash of the former Nortek Holdings	(112,889,000)
Tax benefit related to the Nortek Holdings deferred compensation plan	(32,500,000)
Fees and expenses	31,000,000
$750,429,000

Purchase price allocations are subject to refinement until all pertinent information is obtained. As of August 28, 2004, the Company preliminarily allocated the excess purchase price over the net assets acquired in the Acquisition based on its estimates of the fair value of assets and liabilities as follows:

Preliminary Allocation
Inventories	$11,666,000
Pension and post retirement health care benefits	(9,005,000)
Prepaid and deferred income taxes	(1,180,000)
Goodwill	634,352,000
Total	$635,833,000

During the period from August 28, 2004 to October 2, 2004, the Company recorded approximately $2,379,000 of amortization of excess purchase price allocated to inventory as a non-cash charge to cost of goods sold.

The Company has estimated the fair value of its assets and liabilities, including intangible assets and property and equipment, as of the date of the Acquisition, utilizing information available at the time that the Company’s Unaudited Financial Statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. The Company is in the process of obtaining appraisals of its pension obligation, intangible assets and property and equipment, which are expected to be finalized in the fourth quarter of 2004. The Company’s intangible assets and property and equipment were recently recorded at fair value on January 9, 2003 as part of the Recapitalization. As a result, the Company does not expect any significant differences in the fair values of intangible assets and property and equipment at January 9, 2003 and August 27, 2004. Accordingly, the Company has not recorded any estimated adjustments to intangible assets and property and equipment in the accompanying Unaudited Financial Statements.

The following table presents a summary of the activity in goodwill for continuing operations and discontinued operations for the period from January 1, 2004 to August 27, 2004 and the period from August 28, 2004 to October 2, 2004. Goodwill related to discontinued operations is included in assets of discontinued operations in the accompanying consolidated balance sheets as of December 31, 2003.

	Continuing	Discontinued
	Operations	Operations	Total
	(Amounts in thousands)
Balance December 31, 2003	$675,846	$222,194	$898,040
Acquisitions during the period from January 1, 2004 to August 27, 2004 (Note E)	6,841	---	6,841
Dispositions (Note H)	---	(222,194)	(222,194)
Purchase accounting adjustments	(3,229)	---	(3,229)
Impact of foreign currency translation	1	---	1
Balance August 27, 2004	679,459	---	679,459
Effect of the Acquisition	634,352	---	634,352
Impact of foreign currency translation	373	---	373
Balance October 2, 2004	$1,314,184	$ ---	$1,314,184

Goodwill associated with the Acquisition and Recapitalization and acquisitions above will not be deductible for income tax purposes, with the exception of approximately $7,300,000 of goodwill associated with acquisitions during the period from January 10, 2003 to December 31, 2003 which will be deductible for income tax purposes. Purchase accounting adjustments relate principally to final revisions resulting from the completion of fair value adjustments and adjustments to deferred income taxes that impact goodwill.

During the period from January 10, 2003 to October 4, 2003, the Company reflected amortization of purchase price allocated to inventory of approximately $4,500,000 in continuing operations in cost of sales related to inventory acquired as part of the Recapitalization. There was no additional non-cash charge to cost of goods sold in the three months ended October 4, 2003 arising from excess purchase price from the Recapitalization allocated to inventory. During the three months ended October 4, 2003 and the period from January 10, 2003 to October 4, 2003, the Company reflected approximately $3,200,000 and $9,100,000, respectively, of lower depreciation expense in cost of sales, approximately $1,300,000 and $3,800,000, respectively, of additional amortization expense of intangible assets and approximately $1,500,000 and $4,300,000, respectively, of lower interest expense from the amortization of premium allocated to indebtedness as compared to the Company’s historical basis of accounting prior to the Recapitalization.

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

The Company recorded stock-based compensation charges in continuing operations of approximately $30,000, $45,200,000 and $48,500,000 for the periods August 28, 2004 to October 2, 2004, July 4, 2004 to August 27, 2004 and January 1, 2004 to August 27, 2004, respectively, in accordance with SFAS No. 123. Included in these amounts are stock-based employee compensation charges of approximately $30,000 recorded in the period August 28, 2004 to October 2, 2004 related to the C-1 Units received by certain employees and consultants of the Company in connection with the Acquisition (see Note B), approximately $45,200,000 recorded in the period July 5, 2004 to August 27, 2004 and approximately $48,500,000 recorded in the period from January 1, 2004 to August 27, 2004 related to the accelerated vesting and achievement of the performance criteria for a portion of the Company’s outstanding Class B stock options due to the change in control of the Company as a result of the Acquisition. In addition, the Company recorded stock-based employee compensation charges in discontinued operations of approximately $4,500,000 and $6,400,000 for the periods July 4, 2004 to August 27, 2004 and January 1, 2004 to August 27, 2004, respectively, relating to the accelerated vesting and achievement of the performance criteria for a portion of the Company’s outstanding Class A and B stock options, which were retained by employees of the discontinued operations (see Note H) due to the change of control of the Company as a result of the Acquisition. The Company recorded stock-based employee compensation charges of approximately $300,000 and $1,300,000 for the third quarter ended October 4, 2003 and the period from January 10, 2003 to October 4, 2003, respectively, in accordance with SFAS No. 123. Of the $1,300,000 of stock-based employee compensation charges recorded during the period from January 10, 2003 to October 4, 2003 approximately $100,000 was recorded in earnings from discontinued operations. No compensation expense was required to be recorded under SFAS No. 123 for the period from January 1, 2003 to January 9, 2003. A portion of this expense has been allocated to the Company’s reporting segments for all periods presented (see Note H) and a portion has been recorded in “expenses and charges arising from the Acquisition”.

SFAS No. 148 did not require the Company to restate its historical quarterly reports on Form 10-Q for the 2003 quarterly periods but did require restatement of all quarterly reports subsequent to adoption, including this quarterly report. Accordingly, the amounts for the third quarter ended October 4, 2003 and the periods from January 1, 2003 to January 9, 2003 and from January 10, 2003 to October 4, 2003 included in the accompanying unaudited condensed consolidated statement of operations have been restated to reflect the adoption of SFAS No. 123 as of January 1, 2003. The following table provides a reconciliation of net income (loss) as reported in the Company’s Form 10-Q for the quarterly period ended October 4, 2003 to the corresponding amounts included in the accompanying unaudited condensed consolidated statement of operations for the indicated periods:

	Post-Recapitalization		Pre-Recapitalization
	Three Months Ended	Jan. 10, 2003 -	Jan. 1, 2003 -
	Oct. 4, 2003	Oct. 4, 2003	Jan. 9, 2003
	(Amounts in thousands)
	(Unaudited)
Net income (loss) as reported in the Company’s Form 10-Q for the quarterly period ended October 4, 2003	$30,100	$62,500	$(64,900)
Impact of the adoption of SFAS No. 123	(200)	(1,200)	3,000
Net income (loss) as reported in the accompanying unaudited condensed consolidated statement of operations	$29,900	$61,300	$(61,900)

The impact of the adoption of SFAS No. 123 for the period from January 10, 2003 to October 4, 2003 reflects the impact of recording stock-based employee compensation for all stock options issued after January 1, 2003. The impact of the adoption of SFAS No. 123 for the period from January 1, 2003 to January 9, 2003 relates to the fact that the Company had previously recorded a pre-tax stock-based employee compensation charge of approximately $4,710,000 (approximately $3,000,000 net of tax) related to the cash settlement and cancellation of outstanding stock options that were tendered in connection with the Recapitalization in accordance with the provisions of APB 25. In connection with the adoption of SFAS No. 123, the compensation charge, net of tax, of approximately $3,000,000 was reclassified in accordance with the provisions of SFAS No. 123 to be reflected as an equity adjustment to additional paid-in capital in the accompanying unaudited condensed consolidated statement of stockholders’ investment for the period from January 1, 2003 to January 9, 2003.

The Company has historically used the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. There were no stock options granted during the period from January 1, 2004 to August 27, 2004, the third quarter ended October 4, 2003 or during the period from January 1, 2003 to January 9, 2003. The following table summarizes the weighted-average assumptions for stock options issued during the period from January 10, 2003 to October 4, 2003. As the former Nortek Holdings was no longer a public company during this period, the weighted-average assumptions reflect the use of the minimum value calculations permitted under SFAS No. 123 for non-public companies, whereby a volatility assumption is excluded from the calculation. The weighted-average assumptions for options granted prior to January 1, 2003 included in the pro forma information for the period from January 1, 2003 to January 9, 2003 presented below include a volatility assumption as the former Nortek Holdings was a public company during this period. The weighted average assumptions related to earnings (loss) from continuing operations exclude options issued to employees of discontinued operations (see Note G).

Post-Recapitalization
Jan. 10, 2003 -
October 4, 2003
Assumptions for Earnings (Loss) from Continuing Operations:
Risk-free interest rate	Between 2.60% and 3.23%
Expected life	5 years
Expected volatility	N/A
Expected dividend yield	0%
Weighted average fair value at grant date of options granted	$8.03

Assumptions for Net Earnings (Loss):
Risk-free interest rate	Between 2.60% and 3.23%
Expected life	5 years
Expected volatility	N/A
Expected dividend yield	0%
Weighted average fair value at grant date of options granted	$7.93

Pro forma information is not required under SFAS No. 148 for the periods January 1, 2004 to August 27, 2004, August 28, 2004 to October 2, 2004 and the period from January 10, 2003 to October 4, 2003 as the unaudited condensed consolidated statement of operations for those periods include the actual stock-based employee compensation for stock options required under SFAS No. 123 for those periods.

Pro forma information for the period from January 1, 2003 to January 9, 2003 has been determined as if the Company had been accounting for its employee stock options under the fair value method of SFAS No. 123 for all stock options issued prior to January 1, 2003 and subsequent to the initial effective date of SFAS No. 123. The pro forma stock-based employee compensation charge for the period from January 1, 2003 to January 9, 2003 reflects the pro forma impact of the accelerated vesting associated with the immediate vesting of all unvested stock options in connection with the Recapitalization. No historical stock-based employee compensation is reflected for the period from January 1, 2003 to January 9, 2003 as no stock options were issued during the period. The pro forma amounts with respect to earnings (loss) from continuing operations exclude the pro forma impact of stock options issued to employees, which has been treated as a discontinued operation for the period from January 1, 2003 to January 9, 2003.

Pre-Recapitalization
Jan. 1, 2003 -
Jan. 9, 2003
(Amounts in thousands)

Loss from continuing operations, as reported	$(60,900)
Less: Total stock-based employee compensation expense determined under the fair value method for awards issued prior to January 1, 2003, net of related tax effects	(500)
Pro forma loss from continuing operations	$(61,400)

Net loss, as reported	$(61,900)
Less: Total stock-based employee compensation expense determined under the fair value method for awards issued prior to January 1, 2003, net of related tax effects	(600)
Pro forma net loss	$(62,500)

(B)	On August 27, 2004, the sole stockholder of the Company, the former Nortek Holdings adopted and approved, by unanimous written consent in lieu of special meeting, the Agreement and plan of Merger between the former Nortek Holdings and the Company, which provided for the merger of the former Nortek Holdings with and into the Company.

Prior to the Acquisition, certain members of Nortek management held stock options to purchase shares of common stock of the former Nortek Holdings issued to them under the former Nortek Holdings 2002 Stock Option Plan. These members of Nortek management, who would have been entitled to receive cash payments upon consummation of the Acquisition in respect to these options, instead sold a portion of those options to THL Buildco for approximately $110,079,000 and surrendered the remainder of these options held by them for cancellation without immediate payment. In consideration for this cancellation of options without immediate payment these option holders received an equity interest in Investors LLC and Nortek Holdings established a deferred compensation plan and credited for the account of each of these management participants under the plan a number of notional Class A units of Investors LLC equal in value to the value of the old stock option so cancelled. For purposes of the plan, the value of the stock options cancelled was equal to the excess of the fair market value of the stock underlying the options at the time of the Acquisition over the aggregate exercise price of the options. The plan is a non-qualified, unfunded obligation of Nortek Holdings.  The remaining outstanding options, including some held by Management Investors, were cancelled in exchange for the right to receive a single lump sum cash payment equal to the product of the number of shares of common stock underlying the option and the amount by which the redemption price of $82.81 per share exceeded the per share exercise price of the option.

Upon consummation of the Acquisition the outstanding principal balance, and accrued interest thereon, totaling approximately $900,000 on a loan to one of the Company’s officers was forgiven, certain “split dollar” life insurance policies with an aggregate cash value of approximately $9,300,000 were transferred to two of the Company’s officers and approximately $900,000 was paid to such officers in settlement of a deferred compensation plan. As a result, the Company recorded an approximate $10,200,000 charge to operations on August 27, 2004 (See Note F).

The total amount of transaction fees and related costs incurred by Nortek and THL Buildco associated with the Acquisition was approximately $57,000,000, including approximately $25,000,000 of advisory fees and expenses paid to Thomas H. Lee Partners L.P. Approximately $26,000,000 of these fees and expenses were recorded by Nortek in “expenses and charges arising from the Acquisition”, since they were obligations of Nortek prior to the Acquisition and the balance of approximately $31,000,000 was recorded as purchase price for the Acquisition. (See Note A and F).

The following reflects the unaudited pro forma effect of the Acquisition and the Recapitalization on continuing operations for the period from January 1, 2004 to August 27, 2004, the year ended December 31, 2003 and the nine months ended October 4, 2003:

	Pro Forma	Pro Forma	Pro Forma
	For the Period	For the	For the nine
	Jan. 1, 2004 -	year ended	months ended
	Aug 27, 2004	Dec. 31, 2003	Oct. 4, 2003

Net sales	$1,117,860	$1,514,824	$1,141,867
Operating earnings	119,237	155,781	123,579
Earnings from continuing operations	$34,951	$31,961	$25,229

The unaudited pro forma condensed consolidated amounts presented above has been prepared by adjusting historical amounts for the period to give effect to the Acquisition as if it had occurred on January 1, 2003. The pro forma adjustments to the historical results of operations for the amounts presented include the pro forma impact of the purchase accounting for such period, the elimination of approximately $83,700,000 of expenses and charges arising from the Acquisition and approximately $83,000,000 of expenses and charges arising from the Recapitalization, recorded during such period as the unaudited pro forma condensed consolidated summary of operations assumes that the Acquisition occurred on January 1, 2003 (see Note A).

(C)	In December 2003, the FASB reissued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”) to require additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised SFAS No. 132 provides only for additional disclosures and does not change the accounting for pension and postretirement plans. The Company has previously adopted SFAS No. 132 and has provided the required new interim disclosures of the revised SFAS No. 132 in Note L.

(D)	The $625,000,000 aggregate principal amount of 8 ½% Notes are exempt from registration under the Securities Act. Immediately following the offering of these outstanding notes, and as a result of the Acquisition and mergers described in Note A, the Company succeeded to all of the obligations as issuer of the 8 ½% Notes. The Company has filed a registration statement with the SEC to exchange the 8 ½% notes for registered Notes. The Company expects to commence the exchange offer by December 31, 2004. The Company will continue to file periodic reports with the SEC as required by the indenture governing Nortek’s 8 ½% Notes.

On August 27, 2004, in connection with the Acquisition, the former Nortek Holdings and Nortek purchased for cash through a tender offer or redeemed for cash pursuant to the applicable indenture governing such notes all of the former Nortek Holdings’ Senior Discount Notes due 2011 (the “Senior Discount Notes) (approximately $376,500,000 of accreted principal as of August 27, 2004), all of its outstanding Floating Rate Notes due 2010 ($200,000,000 in principal amount as of August 27, 2004) (the “Floating Rate Notes), and approximately $240,000,000 principal amount of its outstanding 9 7/8% Senior Subordinated Notes due 2011 ($250,000,000 in principal amount outstanding immediately before the Acquisition)(the "9 7/8% Notes") and recorded a pre-tax loss from debt retirement of approximately $118,778,000 in the period from July 4, 2004 to August 27, 2004. Because the indenture governing the 9 7/8% Notes does not allow for redemption, after completion of the tender offer on August 27, 2004, approximately $10,000,000 in aggregate principal amount of such notes remained outstanding.

In connection with the Acquisition, on August 27, 2004, under its Senior Secured Credit Facility, the Company borrowed $700,000,000 under a term loan which will be amortized through quarterly payments equal to 0.25% of the original principal amount of the term loan, or $1,750,000 per quarter for six years, with the balance paid in four equal quarterly amounts thereafter. The facility also provides for a revolving credit facility with a maturity in August 2010, in an aggregate principal amount of $100,000,000, including both a letter of credit sub-facility and a swing line loan sub-facility. The interest rates applicable to loans under Nortek’s senior secured credit facility are, at Nortek’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period (or a nine or 12 month period, if available) chosen by Nortek, plus and applicable margin percentage. The alternate base rate will be the greater of (1) the prime rate of (2) one-half of 1% over the weighted average of the rates on overnight federal funds transactions as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which Nortek’s lenders are subject. Swing line loans will bear interest at the interest rate applicable to alternate base rate revolving loans.

The applicable margin percentage is initially a percentage per annum equal to (1) 1.50% for alternate base rate term loans and 1.25% for alternate base rate revolving loans and (2) 2.50% for adjusted LIBOR rate term loans and 2.25% for adjusted LIBOR rate revolving loans. The Company is also obligated to pay a commitment fee, quarterly in arrears, initially equal to 0.5% per annum in respect to any unused commitments under the revolving credit facility. Following the delivery of the Company’s financial statements for the second full fiscal quarter after the closing, the applicable margin percentages and the commitment fee rates are subject to adjustment based on its leverage ratio.

The obligations under the senior secured credit facility are guaranteed by Nortek Holdings and by all of Nortek’s existing and future significant domestic “restricted subsidiaries” (as defined in the credit facility) and are secured by substantially all of the Company’s assets and the assets of the guarantors, whether now owned or later acquired, including a pledge of all of the Company’s capital stock, the capital stock of certain of the Company’s domestic subsidiaries and 65% of the capital stock of each of the Company’s significant foreign subsidiaries that is directly owned by the Company or a guarantor subsidiary.

In connection with the Acquisition, the Company received a bridge financing letter from a lender for a senior unsecured term loan facility not to exceed $625,000,000 (the “ THL Bridge Facility”). The THL Bridge Facility was intended to be used to fund, if necessary, any short fall in raising the financing necessary to consummate the Acquisition. Nortek did not use this THL Bridge Facility because it was able to obtain the financing necessary to consummate the Acquisition through conventional sources. The THL Bridge Facility expired upon the closing of the Acquisition. As a result, the Company’s consolidated interest expense for the period from August 28, 2004 to October 2, 2004 includes approximately $6,250,000 of interest expense from the amortization of the THL Bridge Facility commitment fees and related expenses. Interest expense for the period from January 10, 2003 to October 4, 2003 included approximately $4,100,000 for the amortization of bridge financing commitment fees and expenses related to the Recapitalization.

From January 1, 2004 through February 3, 2004, Nortek purchased approximately $14,800,000 of its 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”) and approximately $10,700,000 of its 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”) in open market transactions. On March 15, 2004, Nortek redeemed all its outstanding 9 1/4% Notes (approximately $160,200,000 in principal amount) and on March 14, 2004 redeemed all of its outstanding 9 1/8% Notes (approximately $299,300,000 in principal amount). The 9 1/4% Notes and 9 1/8% Notes were redeemed at a redemption price of 101.542% and 103.042%, respectively, of the principal amount thereof plus accrued and unpaid interest. The 9 1/4% Notes and 9 1/8% Notes ceased to accrue interest as of the respective redemption dates indicated above. The Company used the net after tax proceeds from the sale of Ply Gem of approximately $450,000,000 (see Note G), together with existing cash on hand, to fund the redemption of the 9 1/4% Notes and 9 1/8% Notes. On March 14, 2004, Nortek redeemed $60,000,000 of its outstanding 8 7/8% Senior Notes due 2008
(“8 7/8% Notes”). On March 31, 2004, Nortek redeemed the remaining $150,000,000 of its outstanding 8 7/8% Notes (see below). The 8 7/8% Notes were called at a redemption price of 104.438% of the principal amount thereof plus accrued and unpaid interest.

On March 1, 2004, Nortek completed the sale of $200,000,000 of Floating Rate Notes. (See above.) Nortek used the net proceeds of approximately $196,000,000 from the sale of the Floating Rate Notes, together with existing cash on hand, to fund the redemption of the 8 7/8% Notes.

The open market purchases and the redemption of the Senior Discount Notes, the Floating Rate Notes, the 9 7/8% Notes, the 9 1/4% Notes, the 9 1/8% Notes and the
8 7/8% Notes noted above resulted in a pre-tax loss of approximately $118,778,000 and $130,736,000 in the third quarter of 2004 and the period from January 1, 2004 to August 27, 2004, respectively, based upon the difference between the respective redemption prices indicated above and the estimated carrying values at the redemption dates.

Interest expense for the period from January 1, 2004 to August 27, 2004 includes duplicative interest arising during the waiting period from the call for redemption to the date of redemption of the 8 7/8% Senior Notes as during that period, the Floating Rate Notes, whose proceeds were used to refinance the 8 7/8% Senior Notes, were also outstanding.

On November 24, 2003, the Company completed the sale of $515,000,000 aggregate principal amount at maturity ($349,400,000 gross proceeds) of its Senior Discount Notes. The net proceeds of the offering were used to pay a dividend of approximately $298,474,000 to holders of the former Nortek Holdings’ capital stock and approximately $41,000,000 of these proceeds were used by the former Nortek Holdings to purchase additional capital stock of Nortek. Nortek used these proceeds to fund the majority of a cash distribution of approximately $41,600,000 to option holders in the fourth quarter of 2003. (See above).

At November 5, 2004, approximately $28,200,000 was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company's most restrictive loan agreement, the Company’s Senior Secured Credit Facility. Any restricted payments in excess of $10,000,000 would require an equal prepayment of the Company’s Senior Secured Credit Facility.

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

Acquisitions accounted for approximately $4,200,000, $8,300,000 and $45,600,000 of the increase to net sales for the period from August 28, 2004 to October 2, 2004, the period July 4, 2004 to August 27, 2004, and the period from January 1, 2004 to August 27, 2004, respectively, and accounted for approximately $800,000, $1,300,000 and $7,200,000 of the increase to operating earnings for the for the period from August 28, 2004 to October 2, 2004, the period July 4, 2004 to August 27, 2004, and the period from January 1, 2004 to August 27, 2004, respectively, as compared to 2003. OmniMount, OSCO, SPC and Elan are included in the Residential Building Products Segment in the Company’s segment reporting (see Note H). Pro forma results related to these acquisitions have not been presented, as the effect is not significant to the Company’s consolidated operating results.

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

(F)	The operating results of the Air Conditioning and Heating Products Segment for the periods August 28, 2004 to October 2, 2004, July 4, 2004 to August 27, 2004 and January 1, 2004 to August 27, 2004, include approximately $200,000, $300,000 and $2,200,000, respectively, of costs associated with the closure of certain manufacturing facilities (see Note L). During the three months ended October 4, 2003 and the period from January 10, 2003 to October 4, 2003, approximately $2,300,000 and $3,700,000, respectively, of costs associated with the closure of certain manufacturing facilities was recorded within the Air Conditioning and Heating Products Segment. There were no costs recorded in the period from January 1, 2003 to January 9, 2003 related to the closure of certain manufacturing facilities within the Air Conditioning and Heating Products Segment.

Operating results for the periods August 28, 2004 to October 2, 2004, July 4, 2004 to August 27, 2004 and January 1, 2004 to August 27, 2004, include non-cash foreign exchange losses of approximately $100,000, $300,000 and $900,000 on intercompany debt not permanently invested among the Company’s subsidiaries. For the third quarter ended October 4, 2003 and the period from January 10, 2003 to October 4, 2003, operating results include non-cash foreign exchange gains of approximately $100,000 and $800,000, respectively, on intercompany debt not permanently invested.

For the period from January 1, 2004 to August 27, 2004, the Company incurred certain expenses and charges in connection with the THL Transaction which are summarized as follows:

Expense related to the cancellation of stock options, net	$45,200,000
Sellers fees and expenses	26,000,000
Expense related to settlement and termination of certain benefits
with two of the Company’s officers	10,200,000
Other	2,300,000
$83,700,000

During the third quarter ended October 4, 2003 and the periods from January 10, 2003 to October 4, 2003 and from January 1, 2003 to January 9, 2003, the Company incurred approximately $100,000, $1,800,000 and $100,000, respectively, of direct expenses and fees associated with the Company’s strategic sourcing software and systems development, which were recorded in Unallocated in the Company’s segment reporting.

For the nine days ended January 9, 2003, the Company incurred certain charges in connection with the Recapitalization. These charges were as follows:

Curtailment loss upon termination of a SERP	$70,142,000
Recapitalization fees, expenses and other	12,848,000
Other	10,000
$83,000,000

(G)	On July 31, 2004, the Company sold the capital stock of it’s wholly-owned subsidiary, La Cornue SAS (“La Cornue”) for net cash proceeds of approximately $5,800,000 and recorded a net after tax gain of approximately $950,000. La Cornue, situated outside of Paris, France manufactured and sold high-end custom made cooking ranges.

On February 12, 2004, the Company sold the capital stock of its wholly-owned subsidiary Ply Gem for net cash proceeds of approximately $506,700,000, after excluding approximately $21,400,000 of proceeds provided to fund liabilities of Ply Gem indemnified by the Company, and recorded a net after-tax gain on the sale of approximately $74,100,000. (See Note J.)

The Company allocates interest to dispositions that qualify as a discontinued operation for debt instruments which are entered into specifically and solely with the entity disposed of and from debt which is settled with proceeds received from the disposition. For the nine months ended October 2, 2004, interest allocated to discontinued operations, included in interest expense, net in the table below, was approximately $2,800,000 (net of taxes of approximately $1,600,000). For the third quarter ended October 4, 2003 and the periods from January 10, 2003 to October 4, 2003 and from January 1, 2003 to January 9, 2003, interest allocated to discontinued operations, included in interest expense, net in the table below, was approximately $6,100,000 (net of taxes of approximately $3,600,000), $17,500,000 (net of taxes of approximately $10,300,000) and $800,000 (net of taxes of approximately $400,000), respectively. No interest was allocated to discontinued operations for the period from August 28, 2004 to October 2, 2004.

The sale of Ply Gem, La Cornue and the related operating results have been excluded from earnings (loss) from continuing operations and are classified as discontinued operations for all periods presented.

The table that follows presents a summary of the results of discontinued operations for the periods presented:

	For the Periods
	Post-Recapitalization
	July 4, 2004 -	July 6, 2003 -
	Aug. 27, 2004	October 4, 2003

Net sales	$3,508	$159,239
Operating earnings (loss)
of discontinued operations *	$(4,006)	$24,888
Interest income (expense), net	6	(10,188)
Earnings (loss) before income taxes	(4,000)	14,700
Provision (benefit) for income taxes	(1,800)	5,600
	$(2,200)	$9,100
Gain on sale of discontinued operations	2,500	-
Income tax benefit on sale of
discontinued operations	(200)	-
	2,700	-
Earnings from discontinued operations	$500	$9,100

Depreciation and amortization expense	8	3,760

        *     Operating earnings of discontinued operations are net of Ply Gem corporate expenses previously included within Unallocated other, net in the Company’s segment reporting.

Operating earnings for the period July 4, 2004 to August 27, 2004 reflect the pre-tax impact of stock-based employee compensation charges of approximately $4,500,000 related to the former Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem (see Note A).

The table that follows presents a summary of the results of discontinued operations for the periods presented:

	For the Periods
	Post-Recapitalizaion		Pre-Recapitalization
	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Aug. 27, 2004	Oct. 4, 2003	Jan. 9, 2003

Net sales	$48,932	417,700	9,024
Operating earnings (loss) of
discontinued operations *	$(7,743)	$46,445	$(363)
Interest expense, net	(4,557)	(28,945)	(1,237)
Earnings (loss) before provision (benefit)
for income taxes	(12,300)	17,500	(1,600)
Provision (benefit) for income taxes	(4,700)	6,700	(600)
	(7,600)	10,800	(1,000)
Gain on sale of discontinued operations	125,200	---	---
Income tax provision on sale of
discontinued operations	50,200	---	---
	75,000	---	---
Earnings (loss) from discontinued operations	$67,400	$10,800	$(1,000)

Depreciation and amortization expense	$1,413	$12,422	$323

*	Operating earnings (loss) of discontinued operations are net of Ply Gem corporate expenses previously included within Unallocated other, net in the Company’s segment reporting.

Operating earnings (loss) of discontinued operations for the period from January 10, 2003 to October 4, 2003 include approximately $600,000 of severance and other costs associated with the closure of certain manufacturing facilities. Operating earnings (loss) of discontinued operations for the period from January 10, 2003 to October 4, 2003 also include approximately $1,300,000 of costs and expenses for expanded distribution including new customers.

Operating earnings for the period January 1, 2004 to August 27, 2004 reflect the pre-tax impact of stock-based employee compensation charges of approximately $6,400,000 related to the former Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem (see Note A).

The table that follows presents a breakdown of the major components of assets and liabilities of discontinued operations as of December 31, 2003:

December 31, 2003
(Amounts in thousands)
(Unaudited)

Assets:
Accounts receivable, less allowances of $8,695	$46,691
Inventories	46,791
Prepaid income taxes	8,477
Property and equipment, net	123,769
Goodwill	222,194
Intangible assets, less accumulated amortization of $3,849	44,363
Other assets	10,526
Total assets of discontinued operations	$502,811

Liabilities:
Accounts payable	$20,607
Accrued expenses	35,554
Notes, mortgage notes and obligations payable	29,562
Deferred income taxes	25,416
Other liabilities	30,119
Total liabilities of discontinued operations	$141,258

(H)	The Company has two reportable segments: the Residential Building Products Segment and the Air Conditioning and Heating Products Segment. In the tables below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense items not allocated to reportable segments.

The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. Intersegment net sales and intersegment eliminations were not material for any of the periods presented. The statement of operations impact of all purchase accounting adjustments, including goodwill and intangible asset amortization, is reflected in operating earnings of the applicable operating segment.

Net sales, operating earnings and pre-tax earnings from continuing operations for the Company’s segments for the periods presented were as follows:

	For the Periods
	Post-Acquisition	Post-Recapitalization
	Aug. 28, 2004 -	July 4, 2004 -	July 6, 2003 -
	Oct. 2, 2004	Aug. 27, 2004	October 4, 2003
	(Amounts in thousands)
	(Unaudited)

Net sales:
Residential building products	$99,185	$146,523	$214,864
Air conditioning and heating products	61,843	$120,313	181,009
Consolidated net sales	$161,028	$266,836	$395,873

Operating earnings (loss):
Residential building products *	$16,387	$20,626	$41,254
Air conditioning and heating products *	1,168	217	17,841
Subtotal	17,555	20,843	59,095
Unallocated:
Expenses and charges arising from
the Acquisition	-	(38,500)	-
Strategic sourcing software and
systems development expense	-	-	(100)
Stock based compensation charges	-	(34,100)	(200)
Other, net	(2,090)	(4,214)	(9,363)
Consolidated operating earnings (loss)	15,465	(55,971)	49,432
Interest expense	(16,197)	(12,092)	(12,601)
Loss from debt retirement	-	(118,778)	-
Investment income	32	241	269
Earnings (loss) before provision (benefit) for income taxes	$(700)	$(186,600)	$37,100

*	The operating results of the Air Conditioning and Heating Products Segment for the periods August 28, 2004 to October 2, 2004, July 4, 2004 to August 27, 2004 and the three months ended October 4, 2003 include approximately $200,000, $300,000 and $2,300,000, respectively, of costs associated with the closure of certain manufacturing facilities (see Note K). The operating results of the Residential Building Products Segment for the period from July 4, 2004 to August 27, 2004 includes approximately $5,300,000 and operating results of the Air Conditioning and Heating Products Segment for the period from July 4, 2004 to August 27, 2004 and the three months ended October 4, 2003 includes approximately $5,800,000 and $100,000, respectively of compensation expense related to stock options issued to employees of such segments in accordance with SFAS No. 123.

Net sales, operating earnings (loss) and pre-tax earnings (loss) from continuing operations for the Company’s segments for the periods presented below were as follows:

	Post-			Pre-
	Acquisition	Post-Recapitalizaion		Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Oct. 2, 2004	Aug. 27, 2004	Oct. 4, 2003	Jan. 9, 2003
	(Amounts in thousands)
	(Unaudited)

Net sales:
Residential building products	$99,185	$623,859	$589,462	$16,138
Air conditioning and heating products	61,843	494,001	527,654	8,613
Consolidated net sales	$161,028	$1,117,860	$1,117,116	$24,751
Operating earnings (loss):
Residential building products *	$16,387	$102,833	$100,015	$2,726
Air conditioning and heating products *	1,168	25,507	53,333	(1,258)
Subtotal	17,555	128,340	153,348	1,468
Unallocated:
Expenses and charges arising from
the Acquisition	-	(38,500)	---	---
Expenses and charges arising from	-
the Recapitalization	-	---	---	(83,000)
Strategic sourcing software and	-
systems development expense	-	-	(1,800)	(100)
Stock based compensation charges	-	(36,400)	(1,000)	---
Other, net	(2,090)	(20,851)	(22,531)	(138)
Consolidated operating earnings (loss)	15,465	32,589	128,017	(81,770)
Interest expense	(16,197)	(56,073)	(41,942)	(1,049)
Loss from debt retirement	-	(130,736)	-	-
Investment income	32	1,520	925	119
Earnings (loss) before provision (benefit)
for income taxes	$(700)	$(152,700)	$87,000	$(82,700)

*	The operating results of the Air Conditioning and Heating Products Segment for the periods from August 28, 2004 to October 2, 2004, January 1, 2004 to August 27, 2004 and the period from January 10, 2003 to October 4, 2003 include approximately $200,000, $2,200,000 and $3,700,000, respectively, of costs associated with the closure of certain manufacturing facilities (see Note K). There were no costs recorded in the period from January 1, 2003 to January 9, 2003 related to the closure of certain manufacturing facilities within the Air Conditioning and Heating Products Segment. The operating results of the Residential Building Products Segment for the periods from January 1, 2004 to August 27, 2004 and the period from January 10, 2003 to October 4, 2003 include approximately $5,900,000 and $100,000, respectively, and the operating results of the Air Conditioning and Heating Products Segment for the periods from January 1, 2004 to August 27, 2004 and the period from January 10, 2003 to October 4, 2003 includes approximately $6,200,000 and $100,000 of compensation expense related to stock options issued to employees of such segments in accordance with SFAS No. 123.

Depreciation expense, amortization of intangible assets and purchase price allocated to inventory and capital expenditures from continuing operations for the Company’s segments for the periods presented were as follows:

	For the Periods
	Post-Acquisition	Post-Recapitalization
	Aug. 28, 2004 -	July 4, 2004 -	July 6, 2003 -
	Oct. 2, 2004	Aug. 27, 2004	October 4, 2003
	(Amounts in thousands)
	(Unaudited)

Depreciation Expense:
Residential building products	$1,288	$2,038	$1,880
Air conditioning and heating products	1,171	1,800	2,059
Other	65	103	51
Consolidated depreciation expense	$2,524	$3,941	$3,990

Amortization of intangible assets and
purchase price allocated to inventory *:
Residential building products	$2,953	$1,501	$1,610
Air conditioning and heating products	782	519	688
Other	48	---	---
Consolidated amortization expense and
purchase price allocated to inventory	$3,783	$2,020	$2,298

Capital Expenditures:
Residential building products	$679	$2,157	$2,086
Air conditioning and heating products	2,208	1,008	6,337
Other	-	5	474
Consolidated capital expenditures	$2,887	$3,170	$8,897

    *  During the period from August 28, 2004 to October 2, 2004 and third quarter ended October 4, 2003, the Company amortized approximately $1,900,000 and $400,000, respectively, of excess purchase price allocated to inventory as a non-cash charge to cost of products sold in the Residential Building Products Segment and approximately $500,000 for the period from August 28, 2004 to October 2, 2004 in the Air Conditioning and Heating Products Segment.

Depreciation expense, amortization of intangible assets and purchase price allocated to inventory and capital expenditures from continuing operations for the Company’s segments for the periods presented below were as follows:

	For the Periods
	Post-Acquisition	Post-Recapitalizaion		Pre-Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Oct. 2, 2004	Aug. 27, 2004	Oct. 4, 2003	Jan. 9, 2003
	(Amounts in thousands)
	(Unaudited)

Depreciation Expense:
Residential building products	$1,288	$8,495	$5,579	$290
Air conditioning and heating products	1,171	7,828	5,838	276
Other	65	408	244	15
Consolidated depreciation expense	$2,524	$16,731	$11,661	$581

Amortization of intangible assets and
purchase price allocated to inventory *:
Residential building products	$2,953	$6,879	$8,310	$50
Air conditioning and heating products	782	2,213	2,654	14
Other	48	---	---	---
Consolidated amortization expense and
purchase price allocated to inventory	$3,783	$9,092	$10,964	$64

Capital Expenditures:
Residential building products	$679	$6,956	$6,296	$91
Air conditioning and heating products	2,208	5,483	9,101	116
Other	-	347	729	---
Consolidated capital expenditures	$2,887	$12,786	$16,126	$207

    *    During the period from August 28, 2004 to October 2, 2004, and from January 1, 2004 to August 27, 2004, the Company amortized approximately $1,900,000 and $200,000, respectively, of excess purchase price allocated to inventory as a non-cash charge to cost of products sold in the Residential Building Products Segment and approximately $500,000 in the period from August 28, 2004 to October 2, 2004 in the Air Conditioning and Heating Products Segment. For the period from January 10, 2003 to October 4, 2003, the Company amortized approximately $4,600,000 and $600,000 of excess purchase price allocated to inventory as a non-cash charge to cost of products sold in the Residential Building Products Segment and the Air Conditioning and Heating Products Segment, respectively.

(I)	The Company provides income taxes on an interim basis based upon the estimated annual effective income tax rate. The following reconciles the federal statutory income tax rate to the estimated effective tax rate of approximately 42.9%, 27.1%, 42.0% and 26.4% for the periods presented:

	For the Periods
	Post-			Pre-
	Acquisition	Post-Recapitalization		Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003-	Jan. 1, 2003 -
	Oct. 2, 2004	Aug. 27, 2004	Oct. 4, 2003	Jan. 9, 2003
	(Amounts in thousands)
	(Unaudited)
Income tax provision (benefit) at the
federal statutory rate	(35.0)%	(35.0)%	35.0%	(35.0)%
Net change from federal statutory rate:
State income tax provision, net of
federal income tax effect	(1.7)	0.5	1.3	---
Change in tax reserves, net	---	---	0.9	---
Tax effect resulting from foreign activities	(8.1)	1.2	2.7	---
Tax effect of the Acquisition	---	6.0	---	---
Tax effect of the Recapitalization	---	---	---	8.3
Non-deductible expenses	(0.6)	0.2	0.5	---
Other, net	2.5	---	1.6	0.3
Income tax provision (benefit) at estimated
effective rate	(42.9)%	(27.1)%	42.0%	(26.4)%

(J)        As of October 2, 2004, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $26,200,000 of third party obligations relating to rental payments through June 30, 2016 under a facility leased by SNE (a former subsidiary), which was sold on September 21, 2001. The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has recorded an estimated liability related to this indemnified guarantee of approximately $1,000,000 at October 2, 2004 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others “ (“FIN 45”) (see Note H). The buyer of SNE has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee. Should the buyer of SNE cease making payments then the Company may be required to make payments on its indemnification.

A former subsidiary of the Company is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products. A subsidiary of the Company has indemnified Ply Gem for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage. Many of the lawsuits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other recoveries. The Company and the former subsidiary continue to vigorously defend the remaining suits. Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products. The Company has recorded liabilities of approximately $3,800,000 at October 2, 2004 for the indemnification of the estimated costs to resolve these outstanding matters. The Company has indemnified the buyer of Ply Gem for these liabilities in connection with the sale of Ply Gem on February 12, 2004 (see Note G).

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee and litigation noted above, of approximately $18,200,000 at October 2, 2004 and $20,900,000 at December 31, 2003. Approximately $15,200,000 of these indemnifications as of October 2, 2004 relate to indemnifications provided to the buyer of Ply Gem in connection with the sale of Ply Gem. Accordingly, the Company has included approximately $3,000,000 of short-term liabilities from discontinued operations related to Ply Gem and approximately $12,200,000 of long-term liabilities from discontinued operations, respectively, in accrued expenses and other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet at October 2, 2004. Approximately $18,200,000 of these indemnifications as of December 31, 2003 related to Ply Gem and were included in liabilities from discontinued operations in the accompanying unaudited condensed consolidated balance sheet prior to the sale of Ply Gem (see Note G).

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

	Post- Acquisition	For the Periods Post Recapitalization
	August 28, 2004-	July 4, 2004 -	July 6, 2003 -
	October 2, 2004	August 27, 2004	October 4, 2003
	(Amounts in thousands)

Balance, beginning of period	$29,683	$30,416	$27,806
Warranties provided during period	1,495	2,175	3,039
Settlements made during period	(1,704)	(3,049)	(2,501)
Changes in liability estimates, including expirations	235	141	(80)
Balance, end of period	$29,709	$29,683	$28,264

	For the Periods
	Post-			Pre-
	Acquisition	Post-Recapitalization		Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003-	Jan. 1, 2003 -
	Oct. 2, 2004	Aug. 27, 2004	Oct. 4, 2003	Jan. 9, 2003
	(Amounts in thousands)

Balance, beginning of period	$29,683	$29,087	$25,983	$26,007
Warranties provided during period	1,495	11,437	11,801	234
Settlements made during period	(1,704)	(10,877)	(9,526)	(274)
Changes in liability estimate,
including acquisitions	235	36	6	16
Balance, end of period	$29,709	$29,683	$28,264	$25,983

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

(K)	The Company records restructuring costs primarily in connection with operations acquired or facility closings which management plans to eliminate in order to improve future operating results of the Company. During 2004, the Company recognized restructuring charges primarily associated with plant closings in the Air Conditioning and Heating Products Segment.

In the second quarter of 2003, the Company initiated restructuring activities related to the closure of two facilities in St. Louis, Missouri, in order to relocate the operations to other facilities. Approximately 293 employees were terminated in 2003 and approximately 101 employees have been terminated to date during the first nine months of 2004. Approximately 8 additional employees are expected to be terminated during the remainder of 2004 and an additional 48 employee are expected to be terminated during the first, second and third quarters of 2005. The facilities currently support warehousing and distribution activities of the segment’s residential HVAC products. During the periods from August 28, 2004 to October 2, 2004, July 4, 2004 to August 27, 2004 and January 1, 2004 to August 27, 2004, the Company provided approximately $200,000, $300,000 and $2,200,000, respectively, and in the third quarter ended October 4, 2003 and the period from January 10, 2003 to October 4, 2003, the Company recorded approximately $2,300,000 and $3,700,000 in cost of goods sold related to liabilities incurred as a result of this restructuring. The Company expects to provide an additional estimated $200,000 of costs through the end of 2004. The facilities to be closed are owned by the Company and one of the two facilities is expected to be sold in the first half of 2005. During August of 2004, the Company accrued approximately $3,400,000 related to severance benefits for certain of the Company’s employees at its corporate office in connection with the Acquisition. Approximately $1,400,000 has been included as a charge in the Company’s accompanying unaudited condensed consolidated statement of operations in “expenses and charges arising from the Acquisition” on August 27, 2004 and the balance has been recorded as an intangible asset related to a non-compete agreement. No additional amounts are expected to be incurred. These severance benefits are in addition to other benefits previously earned or which would have been received as part of the Acquisition. It is expected that this amount will be paid over the next two years. (See Note B).

The following table sets forth restructuring activity in the accompanying unaudited Financial Statements for the periods presented. The provisions are included in cost of goods sold and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations of the Company.

	Employee Separation Expenses	Other	Total Restructuring Costs
	(Amounts in thousands)
	(Unaudited)

Balance at December 31, 2002	$820	$645	$1,465
Other adjustments	(90)	(110)	(200)
Balance at January 9, 2003	730	535	1,265
Payments and asset write downs	(45)	(205)	(250)
Balance at April 5, 2003	685	330	1,015
Provision	1,251	133	1,384
Payments and asset write downs	(143)	(23)	(166)
Balance at July 5, 2003	1,793	440	2,233
Provision	1,942	368	2,310
Payment and asset write down	(408)	(501)	(909)
Balance at October 4, 2003	$3,327	$307	$3,634

Balance at December 31, 2003	$1,638	$205	$1,843
Provision	71	1,219	1,290
Payments and asset write downs	(1,139)	(1,420)	(2,559)
Balance at April 3, 2004	570	4	574
Provision	125	458	583
Payments and asset write downs	(202)	(462)	(664)
Balance at July 3, 2004	493	---	493
Provision	3,351	311	3,662
Payments and asset write downs	(14)	(167)	(181)
Balance at August 27, 2004	3,830	144	3,974
Provision	---	329	329
Payments and asset write downs	(21)	(398)	(419)
Balance at October 2, 2004	$3,809	$75	$3,884

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other restructuring costs include expenses associated with terminating other contractual arrangements, costs to prepare facilities for closure, costs to move equipment and products to other facilities and write-offs related to equipment sales and disposals.

(L)       The Company and its subsidiaries have various pension, supplemental retirement plans for certain officers, profit sharing and other post retirement benefit plans requiring contributions to qualified trusts and union administered funds.
Pension and profit sharing expense charged to operations aggregated approximately $1,400,000, $2,300,000 and $3,700,000 for the periods from August 28, 2004 to October 2, 2004 and July 5, 2004 to August 27, 2004 and for the three months ended October 4, 2003, respectively. Pension and profit sharing expense charged to operations aggregated approximately $10,400,000, $10,850,000 and $950,000 for the period January 1, 2004 to August 27, 2004, the periods from January 10, 2003 to October 4, 2003 and from January 1, 2003 to January 9, 2003, respectively. The Company’s policy is to generally fund currently the minimum allowable annual contribution of its various qualified defined benefit plans. As previously disclosed in the Company’s latest annual report on Form
10-K as filed with the SEC, the Company expects to contribute approximately $6,600,000 to its defined benefit pension plans during 2004. As of October 2, 2004, approximately $5,400,000 of contributions have been made.

The Company’s net periodic benefit cost for its defined benefit plans for the periods presented consists of the following components:

	Post- Acquisition	For the Periods Post Recapitalization
	August 28, 2004-	July 4, 2004 -	July 6, 2003 -
	October 2, 2004	August 27, 2004	October 4 2003
	(Amounts in thousands)

Service Cost	$95	$177	$500
Interest cost	684	1,399	2,370
Expected return on plan assets	(648)	(1,208)	(1,901)
Amortization of prior service cost	---	28	54
Recognized actuarial loss	---	2	7
Curtailment loss	---	806	31
Net periodic benefit cost	$131	$1,204	$1,061

The Company’s net periodic benefit cost for its defined benefit plans for the periods presented below consists of the following components:

	For the Periods
	Post-			Pre-
	Acquisition	Post-Recapitalization		Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003-	Jan. 1, 2003 -
	Oct. 2, 2004	Aug. 27, 2004	Oct. 4, 2003	Jan. 9, 2003
	(Amounts in thousands)

Service cost	$95	$772	$1,472	$80
Interest cost	684	6,106	6,979	385
Expected return on plan assets	(648)	(5,271)	(5,599)	(184)
Amortization of prior service cost	---	124	158	70
Recognized actuarial loss	---	10	93	210
Curtailment loss	---	806	22	65,766
Net periodic benefit cost	$131	$2,547	$3,125	$66,327

The Company’s net periodic benefit cost for its subsidiary’s Post Retirement Health Benefit Plan for the periods presented consists of the following components:

	Post- Acquisition	For the Periods Post Recapitalization
	August 28, 2004-	July 4, 2004 -	July 6, 2003 -
	October 2, 2004	August 27, 2004	October 4 2003
	(Amounts in thousands)

Service Cost	$36	$149	$251
Interest cost	206	368	556
Amortization of prior service cost	---	---	2
Recognized actuarial gain	---	(3)	(2)
Net periodic post retirement
health benefit cost	$242	$514	$807

The Company’s net periodic benefit cost (income) for its subsidiary’s Post Retirement Health Benefit Plan for the periods presented consists of the following components:

	For the Periods
	Post-			Pre-
	Acquisition	Post-Recapitalization		Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003-	Jan. 1, 2003 -
	Oct. 2, 2004	Aug. 27, 2004	Oct. 4, 2003	Jan. 9, 2003
(Amounts in thousands)

Service cost	$36	$650	$488	$13
Interest cost	206	1,604	1,081	62
Amortization of prior service cost	---	---	4	2
Recognized actuarial (gain) loss	---	(14)	(4)	35
Curtailment gain	---	---	---	(355)
Net periodic post retirement health
benefit cost (income)	$242	$2,240	$1,569	$(243)

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drug. Based on an analysis of plan provisions and prescription drug claims experience, it has been determined that the NuTone Retiree Medical Plan could realize little, if any, cost savings as a result of the Act. Therefore, the Company has not reflected any reduction in cost under FAS 106 due to the Act.

(M)      The 8 ½% Notes (see Notes A and D) are guaranteed by all of Nortek’s current and certain future domestic subsidiaries, as defined, with the exception of certain domestic subsidiaries, as defined, which are excluded from the 8 ½% Note guarantee (the “Guarantors”). The Guarantors are wholly-owned either directly or indirectly by Nortek and jointly and severally guarantee Nortek’s obligations under the 8 ½% Notes. None of Nortek’s subsidiaries organized outside of the United States guarantee the 8 ½% Notes.

Consolidating financial information related to the Company, its guarantor subsidiaries and non-guarantor subsidiaries as of October 2, 2004 and for the periods from August 28, 2004 to October 2, 2004, the period July 4, 2004 to August 27, 2004, the period January 1, 2004 to August 27, 2004, the period from January 10, 2003 to July 5, 2003, the period from January 1, 2003 to January 9, 2003 and the three-month period ended October 4, 2003 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries. The “Parent” columns include the accounts of the former Nortek Holdings and Nortek for all applicable periods (see note A).

Unaudited Condensed Consolidating Balance Sheet as of October 2, 2004
(Amounts in thousands)

ASSETS:		Guarantor	Non-Guarantor		Nortek
Current Assets:	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$48,945	$2,609	$19,133	$-	$70,687
Restricted Cash and investments	-	7,318	-	-	7,318
Accounts receivable, less allowances	-	169,118	73,955	-	243,073
Intercompany receivables (payables)	-	(8,196)	8,196	-	-
Inventories	-	173,469	37,816	-	211,285
Prepaid expenses	1,005	5,663	2,830	-	9,498
Other current assets	16,653	4,542	5,542	-	26,737
Prepaid income taxes	31,518	10,800	600	-	42,918
Total current assets	98,121	365,323	148,072	-	611,516
Property and Equipment, at Cost:
Total property and equipment, net	1,405	138,026	50,530	-	189,961
Other Assets:
Investment in subsidiaries and long-term receivable
from (to) subsidiaries	1,666,248	(45,328)	(42,814)	(1,578,106)	-
Goodwill	-	1,292,702	22,619	-	1,315,321
Intangible assets, less accumulated amortization	1,952	71,803	17,513	-	91,268
Deferred tax benefit	42,448	(19,500)	(10,100)	-	12,848
Other assets	37,826	3,060	809	-	41,695
Total other assets	1,748,474	1,302,737	(11,973)	(1,578,106)	1,461,132
Total assets	$1,848,000	$1,806,086	$186,629	$(1,578,106)	$2,262,609
LIABILITIES AND STOCKHOLDERS'
INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$-	$2,394	$2,628	-	$5,022
Current maturities of long-term debt	11,590	1,530	931	-	14,051
Accounts payable	466	90,256	59,479	-	150,201
Accrued expenses and taxes, net	29,801	98,233	44,103	-	172,137
Total current liabilities	41,857	192,413	107,141	-	341,411
Other Liabilities:
Other long-term liabilities	66,898	85,214	9,604	-	161,716
Notes, Mortgage Notes and Obligations Payable,
Less Current Maturities	1,327,986	19,890	347	---	1,348,223

Stockholders' investment	411,259	1,508,569	69,537	(1,578,106)	411,259
Total liabilities and stockholders' investment	$1,848,000	$1,806,086	$186,629	$(1,578,106)	$2,262,609

Unaudited Condensed Consolidating Balance Sheet as of December 31, 2003
(Amounts in thousands)

		Guarantor	Non-Guarantor	Discontinued		Nortek
	Parent	Subsidiaries	Subsidiaries	Operations	Eliminations	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$161,771	$13,744	$18,605	$-	$-	$194,120
Restricted Cash and investments	-	1,223	-	-	-	1,223
Accounts receivable, less allowances	-	146,712	66,100	-	-	212,812
Intercompany receivables (payables)	-	(6,714)	6,714	-	-	-
Inventories	-	124,518	32,242	-	-	156,760
Prepaid expenses	345	4,171	2,025	-	-	6,541
Other current assets	3,331	2,568	8,766	-	-	14,665
Prepaid income taxes	3,200	14,426	115	-	-	17,741
Assets of discontinued operations	-	-	-	502,811	-	502,811
Total current assets	168,647	300,648	134,567	502,811	-	1,106,673
Property and Equipment, at Cost:
Total property and equipment, net	1,362	140,084	52,056	-	-	193,502
Other Assets:
Investment in subsidiaries and long-term
receivable from (to) subsidiaries	1,373,641	530,632	(64,322)	(361,553)	(1,478,398)	-
Goodwill	-	651,666	24,180	-	-	675,846
Intangible assets, less accumulated amortization	-	75,619	19,026	-	-	94,645
Other assets	26,819	2,098	397	-	-	29,314
Total other assets	1,400,460	1,260,015	(20,719)	(361,553)	(1,478,398)	799,805
Total assets	$1,570,469	$1,700,747	$165,904	$141,258	$(1,478,398)	$2,099,980
LIABILITIES AND STOCKHOLDERS'
INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$-	$-	$8,120	$-	$-	$8,120
Current maturities of long-term debt	4,559	1,010	1,660	-	-	7,229
Accounts payable	748	61,101	49,192	-	-	111,041
Accrued expenses and taxes, net	26,850	94,204	28,243	-	-	149,297
Liabilities of discontinued operations	-	-	-	141,258	-	141,258
Total current liabilities	32,157	156,315	87,215	141,258	-	416,945
Other Liabilities:
Deferred income taxes	(20,200)	28,161	13,407	-	-	21,368
Other long-term liabilities	48,771	77,322	10,740	-	-	136,833
	28,571	105,483	24,147	-	-	158,201
Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	1,309,533	13,945	1,148	-	-	1,324,626

Stockholders' investment	200,208	1,425,004	53,394	-	(1,478,398)	200,208
Total liabilities and stockholders' investment	$1,570,469	$1,700,747	$165,904	$141,258	$(1,478,398)	$2,099,980

Unaudited Condensed Consolidating Statement of Operations
for the Period from August 28, 2004 to October 2, 2004
(Amounts in thousands)

		Guarantor	Non-Guarantor		Nortek
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$-	$127,657	$43,794	$(10,423)	$161,028

Costs and expenses:
Costs of products sold	-	90,966	35,349	(10,423)	115,892
Selling, general and administrative expenses	2,155	20,679	5,433	-	28,267
Amortization of intangible assets	48	1,162	194	-	1,404
	2,203	112,807	40,976	(10,423)	145,563

Operating earnings (loss)	(2,203)	14,850	2,818	-	15,465
Interest expense	(16,005)	(135)	(57)	-	(16,197)
Investment Income	12	1	19	-	32
Income (loss) before charges and allocations
to subsidiaries and equity (loss) in
subsidiaries' earnings	(18,196)	14,716	2,780	-	(700)
Charges and allocations to subsidiaries and equity
(loss) in subsidiaries' earnings before taxes	17,496	(3,516)	20	(14,000)	-
Earnings (loss) from continuing operations before
provision (benefit) for income taxes	(700)	11,200	2,800	(14,000)	(700)
Provision (benefit) for income taxes	(300)	4,300	1,000	(5,300)	(300)
Net earnings (loss)	$(400)	$6,900	$1,800	$(8,700)	$(400)

Unaudited Condensed Consolidating Statement of Operations
for the Period from July 4, 2004 to August 27, 2004
(Amounts in thousands)

		Guarantor	Non-Guarantor	Discontinued		Nortek
	Parent	Subsidiaries	Subsidiaries	Operations	Eliminations	Consolidated

Net Sales	$-	$218,759	$62,866	$-	$(14,789)	$266,836

Costs and expenses:
Costs of products sold	-	156,228	49,634	-	(14,789)	191,073
Selling, general and administrative expenses	4,213	32,900	8,901	-	-	46,014
Amortization of intangible assets	-	1,724	296	-	-	2,020
Expenses and charges arising from the Acquisition	72,600	10,000	1,100	-	-	83,700
	76,813	200,852	59,931	-	(14,789)	322,807

Operating earnings (loss)	(76,813)	17,907	2,935	-	-	(55,971)
Interest expense	(11,674)	(286)	(132)	-	-	(12,092)
Loss from debt retirement	(118,778)	-	-	-	-	(118,778)
Investment Income	219	(1)	23	-	-	241
Income (loss) before charges and allocations
to subsidiaries and equity (loss) in
subsidiaries' earnings	(207,046)	17,620	2,826	-	-	(186,600)
Charges and allocations to subsidiaries and equity
(loss) in subsidiaries' earnings before taxes	20,446	(6,520)	74	-	(14,000)	-
Earnings (loss) from continuing operations before
provision (benefit) for income taxes	(186,600)	11,100	2,900	-	(14,000)	(186,600)
Provision (benefit) for income taxes	(55,200)	4,400	1,900	-	(6,300)	(55,200)
Earnings (loss) from continuing operations	(131,400)	6,700	1,000	-	(7,700)	(131,400)
Earnings (loss) from discontinued operations	500	-	-	500	(500)	500
Net earnings (loss)	$(130,900)	$6,700	$1,000	$500	$(8,200)	$(130,900)

Unaudited Condensed Consolidating Statement of Operations
for the Three Months ended October 4, 2003
(Amounts in thousands)

		Guarantor	Non-Guarantor	Discontinued		Nortek
	Parent	Subsidiaries	Subsidiaries	Operations	Eliminations	Consolidated

Net Sales	$-	$326,702	$89,987	$-	$(20,816)	$395,873

Costs and expenses:
Costs of products sold	-	226,525	71,273	-	(20,816)	276,982
Selling, general and administrative expenses	8,849	46,980	11,655	-	-	67,484
Amortization of intangible assets	-	1,723	252	-	-	1,975
	8,849	275,228	83,180	-	(20,816)	346,441

Operating earnings (loss)	(8,849)	51,474	6,807	-	-	49,432
Interest expense	(12,184)	(273)	(144)	-	-	(12,601)
Investment Income	187	9	73	-	-	269
Income (loss) before charges and allocations
to subsidiaries and equity (loss) in
subsidiaries' earnings	(20,846)	51,210	6,736	-	-	37,100
Charges and allocations to subsidiaries and equity
(loss) in subsidiaries' earnings before taxes	57,946	(9,810)	(236)	-	(47,900)	-
Earnings (loss) from continuing operations before
provision (benefit) for income taxes	37,100	41,400	6,500	-	(47,900)	37,100
Provision (benefit) for income taxes	16,300	16,100	2,800	-	(18,900)	16,300
Earnings (loss) from continuing operations	20,800	25,300	3,700	-	(29,000)	20,800
Earnings (loss) from discontinued operations	9,100	-	-	9,100	(9,100)	9,100
Net earnings (loss)	$29,900	$25,300	$3,700	$9,100	$(38,100)	$29,900

Unaudited Condensed Consolidating Statement of Operations
for the Period from January 1, 2004 to August 27, 2004
(Amounts in thousands)

		Guarantor	Non-Guarantor	Discontinued		Nortek
	Parent	Subsidiaries	Subsidiaries	Operations	Eliminations	Consolidated

Net Sales	$-	$910,097	$268,816	$-	$(61,053)	$1,117,860

Costs and expenses:
Costs of products sold	-	638,217	215,595	-	(61,053)	792,759
Selling, general and administrative expenses	23,003	142,432	34,508	-	-	199,943
Amortization of intangible assets	-	7,597	1,272	-	-	8,869
Expenses and charges arising from the Acquisition	72,600	10,000	1,100	-	-	83,700
	95,603	798,246	252,475	-	(61,053)	1,085,271

Operating earnings (loss)	(95,603)	111,851	16,341	-	-	32,589
Interest expense	(54,695)	(953)	(425)	-	-	(56,073)
Loss from debt retirement	(130,736)	-	-	-	-	(130,736)
Investment Income	1,360	9	151	-	-	1,520
Income (loss) before charges and allocations
to subsidiaries and equity (loss) in
subsidiaries' earnings	(279,674)	110,907	16,067	-	-	(152,700)
Charges and allocations to subsidiaries and equity
(loss) in subsidiaries' earnings before taxes	126,974	(26,107)	(167)	-	(100,700)	-
Earnings (loss) from continuing operations before
provision (benefit) for income taxes	(152,700)	84,800	15,900	-	(100,700)	(152,700)
Provision (benefit) for income taxes	(41,400)	33,100	7,500	-	(40,600)	(41,400)
Earnings (loss) from continuing operations	(111,300)	51,700	8,400	-	(60,100)	(111,300)
Earnings (loss) from discontinued operations	67,400	-	-	67,400	(67,400)	67,400
Net earnings (loss)	$(43,900)	$51,700	$8,400	$67,400	$(127,500)	$(43,900)

Unaudited Condensed Consolidating Statement of Operations
for the Period from January 1, 2003 to January 9, 2003
(Amounts in thousands)

		Guarantor	Non-Guarantor	Discontinued		Nortek
	Parent	Subsidiaries	Subsidiaries	Operations	Eliminations	Consolidated

Net Sales	$-	$19,863	$6,507	$-	$(1,619)	$24,751

Costs and expenses:
Costs of products sold	-	14,352	5,764	-	(1,619)	18,497
Selling, general and administrative expenses	293	3,499	1,168	-	-	4,960
Amortization of intangible assets	-	45	19	-	-	64
Expenses and charges arising from
the Recapitalization	83,000	-	-	-	-	83,000
	83,293	17,896	6,951	-	(1,619)	106,521

Operating earnings (loss)	(83,293)	1,967	(444)	-	-	(81,770)
Interest expense	(1,009)	(22)	(18)	-	-	(1,049)
Investment Income	104	2	13	-	-	119
Income (loss) before charges and allocations
to subsidiaries and equity (loss) in
subsidiaries' earnings	(84,198)	1,947	(449)	-	-	(82,700)
Charges and allocations to subsidiaries and equity
(loss) in subsidiaries' earnings before taxes	1,498	(1,147)	(51)	-	(300)	-
Earnings (loss) from continuing operations before
provision (benefit) for income taxes	(82,700)	800	(500)	-	(300)	(82,700)
Provision (benefit) for income taxes	(21,800)	300	(200)	-	(100)	(21,800)
Earnings (loss) from continuing operations	(60,900)	500	(300)	-	(200)	(60,900)
Earnings (loss) from discontinued operations	(1,000)	-	-	(1,000)	1,000	(1,000)
Net earnings (loss)	$(61,900)	$500	$(300)	$(1,000)	$800	$(61,900)

Unaudited Condensed Consolidating Statement of Operations
for the Period from January 10, 2003 to October 4, 2003
(Amounts in thousands)

		Guarantor	Non-Guarantor	Discontinued		Nortek
	Parent	Subsidiaries	Subsidiaries	Operations	Eliminations	Consolidated

Net Sales	$-	$915,960	$251,722	$-	$(50,566)	$1,117,116

Costs and expenses:
Costs of products sold	-	641,821	202,910	-	(50,566)	794,165
Selling, general and administrative expenses	25,123	129,579	34,475	-	-	189,177
Amortization of intangible assets	-	5,028	729	-	-	5,757
	25,123	776,428	238,114	-	(50,566)	989,099

Operating earnings (loss)	(25,123)	139,532	13,608	-	-	128,017
Interest expense	(40,821)	(663)	(458)	-	-	(41,942)
Investment Income	683	13	229	-	-	925
Income (loss) before charges and allocations
subsidiaries equity (loss) in
subsidiaries' earnings	(65,261)	138,882	13,379	-	-	87,000
Charges and allocations to subsidiaries and equity
(loss) in subsidiaries' earnings before taxes	152,261	(27,282)	(679)	-	(124,300)	-
Earnings (loss) from continuing operations before
provision (benefit) for income taxes	87,000	111,600	12,700	-	(124,300)	87,000
Provision (benefit) for income taxes	36,500	43,500	6,000	-	(49,500)	36,500
Earnings (loss) from continuing operations	50,500	68,100	6,700	-	(74,800)	50,500
Earnings (loss) from discontinued operations	10,800	-	-	10,800	(10,800)	10,800
Net earnings (loss)	$61,300	$68,100	$6,700	$10,800	$(85,600)	$61,300

Unaudited Condensed Consolidating Cash Flow Statement
for the period from January 1, 2004 to August 27, 2004
(Amounts in thousands)

		Guarantor	Non-Guarantor	Discontinued	Nortek
	Parent	Subsidiaries	Subsidiaries	Operations	Consolidated

Cash Flows from operating activities:
Net cash provided by (used in) operating activities	$530,585	$25,473	$6,639	$(526,000)	$36,697
Cash Flows from investing activities:
Capital expenditures	(343)	(9,016)	(2,489)	-	(11,848)
Net cash paid for business acquired	-	(16,500)	-	-	(16,500)
Proceeds from the sale of investments and
marketable securities	5,000	-	-	-	5,000
Purchase of investments and marketable securities	(5,000)	-	-	-	(5,000)
Proceeds from the sale of discontinued businesses	-	-	-	526,000	526,000
Change in restricted cash and investments	-	(103)	-	-	(103)
Other, net	(129)	(228)	66	-	(291)
Net cash provided by (used in) investing activities	(472)	(25,847)	(2,423)	526,000	497,258
Cash Flows from financing activities:
Change in borrowings, net	(719)	267	(4,918)	-	(5,370)
Sale of Floating Rate Notes	196,000	-	-	-	196,000
Redemption of notes	(716,700)	-	-	-	(716,700)
Other, net	(55)	-	-	-	(55)
Net cash (used in) provided by financing activities	(521,474)	267	(4,918)	-	(526,125)
Net increase (decrease) in unrestricted cash and
cash equivalents	8,639	(107)	(702)	-	7,830
Unrestricted cash and cash equivalents at the
beginning of the period	161,771	13,744	18,605	-	194,120
Unrestricted cash and cash equivalents at the
end of the period	$170,410	$13,637	$17,903	$-	$201,950

Unaudited Condensed Consolidating Cash Flow Statement
for the period from August 28, 2004 to October 2, 2004
(Amounts in thousands)

		Guarantor	Non-Guarantor	Discontinued	Nortek
	Parent	Subsidiaries	Subsidiaries	Operations	Consolidated

Cash Flows from operating activities:
Net cash provided by(used in) operating activities	$(3,697)	$5,153	$5,432	$7,859	$14,747
Cash Flows from investing activities:
Capital expenditures	-	(2,254)	(366)	-	(2,620)
Purchase of outstanding equity shares of the Company
by Thomas H. Lee Partners L.P. and affiliates	(706,189)	-	-	-	(706,189)
Payment of Acquisition fees and expenses	(57,000)	-	-	-	(57,000)
Change in restricted cash and investments	-	1	-	-	1
Other, net	(3)	(69)	19	-	(53)
Net cash used in investing activities	(763,192)	(2,322)	(347)	-	(765,861)
Cash Flows from financing activities:
Change in borrowings, net	-	1,245	(1,729)	-	(484)
Redemption of Notes	(919,300)	-	-	-	(919,300)
Net proceeds from the sale of 8 1/2% Senior Notes	605,400	-	-	-	605,400
Net proceeds from borrowings under the Senior
Secured Credit Facility	685,350	-	-	-	685,350
Equity investment by Thomas H. Lee Partners L.P.
and affiliates	361,841	-	-	-	361,841
Settlement of stock options	(87,943)	(16,094)	(1,136)	(7,859)	(113,032)
Other, net	76	-	-	-	76
Net cash provided by (used in) financing activities	645,424	(14,849)	(2,865)	(7,859)	619,851
Net (decrease) increase in unrestricted cash and
cash equivalents	(121,465)	(12,018)	2,220	-	(131,263)
Unrestricted cash and cash equivalents at the beginning
of the period	170,410	13,637	17,903	-	201,950
Unrestricted cash and cash equivalents at the end
of the period	$48,945	$1,619	$20,123	$-	$70,687

Unaudited Condensed Consolidating Cash Flow Statement
for the period from January 1, 2003 to January 9, 2003
(Amounts in thousands)

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(3,209)	$(3,202)	$698	$(5,713)
Cash Flows from investing activities:
Capital expenditures	-	(148)	(59)	(207)
Change in restricted cash and investments	(49)	-	-	(49)
Other, net	(7)	129	(5)	117
Net cash used in investing activities	(56)	(19)	(64)	(139)
Cash Flows from financing activities:
Change in borrowings, net	-	(8)	(1,305)	(1,313)
Other, net	(4,039)	-	-	(4,039)
Net cash used in financing activities	(4,039)	(8)	(1,305)	(5,352)
Net decrease in unrestricted cash and cash equivalents	(7,304)	(3,229)	(671)	(11,204)
Unrestricted cash and cash equivalents at the
beginning of the period	268,535	10,124	16,145	294,804
Unrestricted cash and cash equivalents at the end
of the period	$261,231	$6,895	$15,474	$283,600

Unaudited Condensed Cosolidating Cash Flow Statement
for the period from January 10, 2003 to October 4, 2003
(Amounts in thousands)

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated

Cash Flows from operating activities:
Net cash provided by (used in) operating activities	$(31,859)	$85,497	$5,791	$59,429
Cash Flows from investing activities:
Capital expenditures	(722)	(6,997)	(3,365)	(11,084)
Net cash paid for business acquired	-	(73,356)	-	(73,356)
Redemption of publicly held shares	(469,083)	-	-	(469,083)
Payment of Recapitalization fees and expenses	(27,900)	-	-	(27,900)
Purchase of investments and marketable securities	(32,015)	-	-	(32,015)
Proceeds from the sale of investments and
marketable securities	32,015	-	-	32,015
Change in restricted cash and investments	2,811	(15)	-	2,796
Other, net	(272)	(447)	47	(672)
Net cash used in investing activities	(495,166)	(80,815)	(3,318)	(579,299)
Cash Flows from financing activities:
Change in borrowings, net	(4)	(594)	861	263
Issuance of preferred and common stock in connection
with the Recapitalization	359,185	-	-	359,185
Sale of Class A Common Stock	1,000	---	---	1,000
Other, net	(6)	-	-	(6)
Net cash provided by (used in) financing activities	360,175	(594)	861	360,442
Net (decrease) increase in unrestricted cash and
cash equivalents	(166,850)	4,088	3,334	(159,428)
Unrestricted cash and cash equivalents at the
beginning of the period	261,231	6,895	15,474	283,600
Unrestricted cash and cash equivalents at the end
of the period	$94,381	$10,983	$18,808	$124,172

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2004
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 4, 2003

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

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction and DIY and professional remodeling and renovation markets. The principal products sold by the segment include:

•	kitchen range hoods
•	built-in exhaust fans (such as bath fans and fan, heater and light combination units)
•	indoor air quality products
•	bath cabinets
•	door chimes
•	radio intercoms
•	central vacuum systems
•	surround sound systems and,
•	multi-room audio and video distribution equipment

The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating and air conditioning systems (“HVAC”) for site-built residential and manufactured housing structures, custom-designed commercial applications and standard light commercial products.

On July 15, 2004, THL Buildco Holdings, Inc. (“THL Buildco Holdings”) and THL Buildco, Inc. (“THL Buildco”), newly formed Delaware corporations affiliated with Thomas H. Lee Partners, L.P., entered into a stock purchase agreement with the owners of Nortek Holdings, Inc., Nortek’s former parent company (referred to herein as “the former Nortek Holdings”) including affiliates of Kelso & Company, L.P., (“Kelso’) and certain members of the Company’s management, pursuant to which THL Buildco agreed to purchase all the outstanding capital stock of the former Nortek Holdings. Prior to the completion of the THL Transaction, Nortek, was a wholly-owned direct subsidiary of the former Nortek Holdings and THL Buildco was a wholly-owned direct subsidiary of THL Buildco Holdings. On January 9, 2003, the former Nortek Holdings was acquired by Kelso and certain members of Nortek’s management in a transaction valued at approximately $1,600,000,000 including all of the Company’s indebtedness (the “Recapitalization”) (see the Company’s latest annual report on form 10-K).

On August 27, 2004, THL Buildco purchased all of the outstanding capital stock of the former Nortek Holdings pursuant to the stock purchase agreement in a transaction valued at approximately $1,740,000,000 (the “Acquisition”). Immediately upon the completion of the Acquisition, THL Buildco was merged with and into the former Nortek Holdings, with the former Nortek Holdings continuing as the surviving corporation, and the former Nortek Holdings was then merged with and into Nortek with Nortek continuing as the surviving corporation and a wholly-owned subsidiary of THL Buildco Holdings. THL Buildco Holdings was then renamed Nortek Holdings, Inc. (“Nortek Holdings”). Nortek Holdings is wholly-owned by THL-Nortek Investors, LLC, a Delaware limited liability company (”Investors LLC”). In connection with the Acquisition, members of Nortek management reinvested a portion of their equity interest in the former Nortek Holdings for an equity interest in Investors LLC, a Delaware limited liability company and the ultimate parent entity of Nortek, Inc., and interests in a deferred compensation plan established by Nortek Holdings (the Acquisition and the above events are collectively referred to herein as “THL Transaction”).

The unaudited condensed consolidated financial statements presented elsewhere herein prior to August 28, 2004 reflect the financial position, results of operations and cash flow of the former Nortek Holdings, the predecessor company. Subsequent to August 27, 2004, the unaudited condensed consolidated financial statements presented herein reflect the financial position, results of operations and cash flow of Nortek, Inc., the successor company, which was the surviving company from the mergers noted above in the THL Transaction.

In connection with the Acquisition, the former Nortek Holdings and Nortek purchased for cash through a tender offer or redeemed for cash pursuant to the applicable indenture governing such notes all of the former Nortek Holdings’ 10% senior discount notes due 2011 (the "Senior Discount Notes") and Nortek’s outstanding senior floating rate notes due 2010 (the "Floating Rate Notes"). In addition, Nortek purchased for cash through a tender offer approximately 96% of the aggregate principal amount of its 9 7/8% senior subordinated notes due 2011 (the "9 7/8% Notes"). Because the indenture governing the 9 7/8% Notes does not allow for redemption at the election of the Company, after completion of the tender offer on August 27, 2004, approximately $10,000,000 in aggregate principal amount of such notes were not tendered and remain outstanding.

In connection with the Acquisition, on August 27, 2004, Nortek entered into a senior secured credit facility providing for aggregate borrowings of up to $800,000,000 consisting of a term loan of $700,000,000 and a revolving credit facility of $100,000,000 with a syndicate of financial institutions and institutional lenders (the “Senior Secured Credit Facility”). (see Note D of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

In connection with the Acquisition, on August 27, 2004, THL Buildco sold $625,000,000 aggregate principal amount of 8 ½% Senior Subordinated Notes due 2014 (the “8 ½% Notes”). Immediately following the sale of the 8 1/2% Notes, and as a result of the Acquisition and mergers described above, the Company succeeded to all of the obligations as issuer of the 8 ½% Notes.

To partially finance the purchase price of the Acquisition, affiliates of Thomas H. Lee Partners, L.P. invested approximately $361,800,000 in cash and certain members of the Company's senior management made a roll-over investment of approximately $111,800,000. These funds, together with approximately $155,600,000 of cash of the former Nortek Holdings, the $700,000,000 proceeds of the term loan borrowing under the Senior Secured Credit Facility and the $625,000,000 proceeds from the sale of the 8 ½% Notes, were used to finance the Acquisition, to refinance certain existing notes of Nortek and the former Nortek Holdings and to pay related transaction costs. Beginning on August 27, 2004, the Company accounted for the Acquisition as a purchase in accordance with SFAS No. 141, ETIF 88-16 and the push down accounting rules and regulation. (See Note A of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

On March 9, 2004, the Company through its wholly owned subsidiary, Linear Corporation (“Linear”), acquired OmniMount Systems, Inc. (“OmniMount”). OmniMount is located in Phoenix, AZ and manufacturers and designs speaker mountings and other products to maximize the home theater experience. On December 15, 2003, the Company, through Linear, acquired all of the capital stock of Operator Specialty Company, Inc. (“OSCO”). OSCO is located in Casnovia, MI and manufactures and sells gate operators and door openers. On July 11, 2003, the Company through Linear, acquired SpeakerCraft, Inc. (“SPC”). SPC is located in Riverside, CA and manufactures and sells in-wall and in-ceiling speakers, amplifiers and subwoofers. On January 17, 2003, the Company through its wholly-owned subsidiary, Linear, acquired Elan Home Systems L.L.C. (“Elan”). Elan is located in Lexington, KY and manufactures and sells home automation and audio video distribution equipment. These acquisitions have been accounted for under the purchase method of accounting and are included in the Company’s Residential and Building Products Segment. Accordingly, the results of OmniMount, OSCO, SPC and Elan are included in the Company’s consolidated results since the date of their acquisition. (See “Liquidity and Capital Resources” and Notes E and H of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

On July 31, 2004, the Company sold the capital stock of it’s wholly-owned subsidiary, La Cornue SAS (“La Cornue”) for net cash proceeds of approximately $5,800,000 and recorded a net after tax gain of approximately $950,000. La Cornue, situated outside of Paris, France manufactured and sold high-end custom made cooking ranges.

On February 12, 2004, the Company’s wholly-owned subsidiary, WDS, LLC, sold all of the capital stock of Ply Gem Industries, Inc. (“Ply Gem”). The results of operations of the operating subsidiaries of Ply Gem comprised the Company’s entire Windows, Doors and Siding Products (“WDS”) reporting segment. The corporate expenses of Ply Gem were previously included in Unallocated other, net in the Company’s segment reporting. The results of Ply Gem and La Cornue have been excluded from earnings from continuing operations and are classified separately as discontinued operations for all periods presented. Accordingly, for purposes of this presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations, all discussion relates to the results from continuing operations. (See Note G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Unaudited Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates. The Company’s critical accounting policies include:

•	Revenue Recognition and Related Expenses
•	Inventory Valuation
•	Prepaid Income Tax Assets and Deferred Tax Liabilities
•	Goodwill
•	Pensions and Post Retirement Health Benefits
•	Insurance Liabilities
•	Contingencies

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

Results of Operations

The combined third quarter 2004 post-Recapitalization and post-Acquisition periods have been compared to the third quarter 2003 for purposes of management’s discussion and analysis of the results of operations. Any references, below, to the third quarter of 2004 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

	Post- Acquisition	Post-Recapitalization	Combined Three
	Aug 28, 2004 -	July 4, 2004 -	Months Ended
	Oct. 2, 2004	Aug. 27, 2004	Oct. 2, 2004
	(Dollar amounts in thousands)
	(Unaudited)

Net sales:
Residential Building Products	$99,185	$146,523	$245,708
Air Conditioning and Heating Products	61,843	120,313	182,156
Consolidated net sales	$161,028	$266,836	$427,864

Operating earnings (loss):
Residential Building Products	$16,387	$20,626	$37,013
Air Conditioning and Heating Products	1,168	217	1,385
Subtotal	17,555	20,843	38,398
Unallocated:
Expenses and charges arising
from the Acquisition	-	(38,500)	(38,500)
Stock based compensation charges	-	(34,100)	(34,100)
Other, net	(2,090)	(4,214)	(6,304)
Consolidated operating earnings (loss)	$15,465	$(55,971)	$(40,506)

Depreciation and amortization expense:
Residential Building Products	$4,241	$3,539	$7,780
Air Conditioning and Heating Products	1,953	2,319	4,272
Other	113	103	216
	$6,307	$5,961	$12,268

Operating earnings (loss) margin:
Residential Building Products	16.5%	14.1%	15.1%
Air Conditioning and Heating Products	1.9	0.2	0.8
Consolidated	9.6%	(21.0)%	(9.5)%

Depreciation and amortization
expense as a % of net sales:
Residential Building Products	4.3%	2.4%	3.2%
Air Conditioning and Heating Products	3.2	1.9	2.3
Consolidated	3.9%	2.2%	2.9%

The tables that follow present the unaudited net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company’s principal segments for the third quarter ended October 2, 2004 and October 4, 2003, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the third quarter ended October 2, 2004 and October 4, 2003:

			Change in Earnings in the
	Third Quarter Ended		Third Quarter 2004
	October 2,	October 4,	as Compared to 2003
	2004 (1)	2003	$	%
	(Dollar amounts in thousands)
Net sales:
Residential Building Products	$245,708	$214,864	$30,844	14.4%
Air Conditioning and Heating Products	182,156	181,009	1,147	0.6
Consolidated net sales	$427,864	$395,873	$31,991	8.1%

Operating earnings (loss):
Residential Building Products *	$37,013	$41,254	$(4,241)	(10.3)%
Air Conditioning and Heating Products *	1,385	17,841	(16,456)	(92.2)
Subtotal	38,398	59,095	(20,697)	(35.0)
Unallocated:
Expenses and charges arising
from the Acquisition	(38,500)		(38,500)	nm
Strategic sourcing software and
systems development expense	-	(100)	100	100.0
Stock based compensation charges	(34,100)	(200)	(33,900)	nm
Other, net	(6,304)	(9,363)	3,059	32.7
Consolidated operating earnings (loss)	$(40,506)	$49,432	$(89,938)	(181.9)%

Depreciation and amortization expense **:
Residential Building Products	$7,780	$3,490	$4,290	122.9%
Air Conditioning and Heating Products	4,272	2,747	1,525	55.5
Other	216	51	165	323.5
	$12,268	$6,288	$5,980	95.1%

Operating earnings (loss) margin:
Residential Building Products	15.1%	19.2%
Air Conditioning and Heating Products	0.8	9.9
Consolidated	(9.5)%	12.5%

Depreciation and amortization
expense as a % of net sales:
Residential Building Products	3.2%	1.6%
Air Conditioning and Heating Products	2.3	1.5
Consolidated	2.9%	1.6%

       nm          not meaningful

(1)	The third quarter ended October 2, 2004 represents the combined Post-Acquisition and Post-Recapitalization periods of August 28, 2004 to October 2, 2004 and July 4, 2004 to August 27, 2004, respectively.

*      The operating results of the Air Conditioning and Heating Products Segment for the three months ended October 2, 2004 and October 4, 2003 include approximately $500,000 and $2,300,000, respectively, of costs associated with the closure of certain manufacturing facilities. The operating results of the Air Conditioning and Heating Products Segment for the three months ended October 2, 2004 and October 4, 2003 also include approximately $700,000 and $400,000, respectively, of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility. The operating results of the Residential Building Products Segment for the three months ended October 2, 2004 includes approximately $5,300,000 and operating results of the Air Conditioning and Heating Products Segment for the three months ended October 2, 2004 and October 4, 2003 include approximately $5,800,000 and $100,000, respectively of compensation expense related to stock options issued to employees of such segments in accordance with SFAS No. 123.

**    During the three months ended October 2, 2004 and October 4, 2003, the Company reflected approximately $1,900,000 and $400,000, respectively, of excess purchase price allocated to inventory as a non-cash charge to cost of products sold in the Residential Building Products Segment and approximately $500,000 for the three months ended October 2, 2004 in the Air Conditioning and Heating Products Segment.

The combined first nine months 2003 pre- and post-Recapitalization periods have been compared to the combined first nine months of 2004 post Recapitalization and Post-Acquisition periods for purposes of management’s discussion and analysis of the results of operations. Any references, below, to the first nine months of 2004 and 2003 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

	Pre-Recapitalization	Post-Recapitalization	Combined Nine
	Jan. 1, 2003 -	Jan. 10, 2003 -	Months Ended
	Jan. 9, 2003	Oct. 4, 2003	Oct. 4, 2003
	(Dollar amounts in thousands)
	(Unaudited)

Net sales:
Residential Building Products	$16,138	$589,462	$605,600
Air Conditioning and Heating Products	8,613	527,654	536,267
Consolidated net sales	$24,751	$1,117,116	$1,141,867

Operating earnings (loss):
Residential Building Products	$2,726	$100,015	$102,741
Air Conditioning and Heating Products	(1,258)	53,333	52,075
Subtotal	1,468	153,348	154,816
Unallocated:
Expenses and charges arising
from the Recapitalization	(83,000)	---	(83,000)
Strategic sourcing software and
systems development expense	(100)	(1,800)	(1,900)
Stock based compensation charges	---	(1,000)	(1,000)
Other, net	(138)	(22,531)	(22,669)
Consolidated operating earnings (loss)	$(81,770)	$128,017	$46,247

Depreciation and amortization expense:
Residential Building Products	$340	$13,889	$14,229
Air Conditioning and Heating Products	290	8,492	8,782
Other	15	244	259
	$645	$22,625	$23,270

Operating earnings (loss) margin:
Residential Building Products	16.9%	17.0%	17.0%
Air Conditioning and Heating Products	(14.6)	10.1	9.7
Consolidated	(330.4)%	11.5%	4.1%

Depreciation and amortization
expense as a % of net sales:
Residential Building Products	2.1%	2.4%	2.3%
Air Conditioning and Heating Products	3.4	1.6	1.6
Consolidated	2.6%	2.0%	2.0%

The combined first nine months of 2004 have been compared to the combined first nine months of 2003 pre- and post-Recapitalization periods for purposes of management’s discussion and analysis of the results of operations. Any references, below, to the first nine months of 2004 and 2003 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

	Post-Acquisition	Post-Recapitalization	Combined Nine
	Aug. 28, 2004 -	Jan. 1, 2004 -	Months Ended
	Oct. 2, 2004	Aug. 27, 2004	Oct. 2, 2004
	(Dollar amounts in thousands)
	(Unaudited)

Net sales:
Residential Building Products	$99,185	$623,859	$723,044
Air Conditioning and Heating Products	61,843	494,001	555,844
Consolidated net sales	$161,028	$1,117,860	$1,278,888

Operating earnings (loss):
Residential Building Products	$16,387	$102,833	$119,220
Air Conditioning and Heating Products	1,168	25,507	26,675
Subtotal	17,555	128,340	145,895
Unallocated:
Expenses and charges arising
from the Acquisition	-	(38,500)	(38,500)
Stock based compensation charges	-	(36,400)	(36,400)
Other, net	(2,090)	(20,851)	(22,941)
Consolidated operating earnings	$15,465	$32,589	$48,054

Depreciation and amortization expense:
Residential Building Products	$4,241	$15,374	$19,615
Air Conditioning and Heating Products	1,953	10,041	11,994
Other	113	408	521
	$6,307	$25,823	$32,130

Operating earnings margin:
Residential Building Products	16.5%	16.5%	16.5%
Air Conditioning and Heating Products	1.9	5.2	4.8
Consolidated	9.6%	2.9%	3.8%

Depreciation and amortization
expense as a % of net sales:
Residential Building Products	4.3%	2.5%	2.7%
Air Conditioning and Heating Products	3.2	2.0	2.2
Consolidated	3.9%	2.3%	2.5%

The tables that follow present the unaudited net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company’s principal segments for the first combined nine month periods ended October 2, 2004 and October 4, 2003, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the first combined nine month periods ended October 2, 2004 and October 4, 2003:

			Change in Earnings in the
	Nine Months Ended (1)		First Nine Months of 2004
	Oct. 2,	Oct. 4,	as Compared to 2003
	2004	2003		$%
	(Dollar amounts in thousands)

Net sales:
Residential Building Products	$723,044	$605,600	$117,444	19.4%
Air Conditioning and Heating Products	555,844	536,267	19,577	3.7
Consolidated net sales	$1,278,888	$1,141,867	$137,021	12.0%

Operating earnings (loss):
Residential Building Products *	$119,220	$102,741	$16,479	16.0%
Air Conditioning and Heating Products *	26,675	52,075	(25,400)	(48.8)
Subtotal	145,895	154,816	(8,921)	(5.8)
Unallocated:
Expenses and charges arising
from the Acquisition	(38,500)	-	(38,500)	nm
Expenses and charges arising
from the Recapitalization	-	(83,000)	83,000	100.0
Strategic sourcing software and
systems development expense	-	(1,900)	1,900	100.0
Stock based compensation charges	(36,400)	(1,000)	(35,400)	nm
Other, net	(22,941)	(22,669)	(272)	(1.2)
Consolidated operating earnings	$48,054	$46,247	$1,807	3.9%

Depreciation and amortization expense **:
Residential Building Products	$19,615	$14,229	$5,386	37.9%
Air Conditioning and Heating Products	11,994	8,782	3,212	36.6
Other	521	259	262	101.2
	$32,130	$23,270	$8,860	38.1%

Operating earnings margin:
Residential Building Products	16.5%	17.0%
Air Conditioning and Heating Products	4.8	9.7
Consolidated	3.8%	4.1%

Depreciation and amortization
expense as a % of net sales:
Residential Building Products	2.7%	2.3%
Air Conditioning and Heating Products	2.2	1.6
Consolidated	2.5%	2.0%

    nm      not meaningful

(1)	The nine month period ended October 2, 2004 represents the combined Post-Acquisition and Post-Recapitalization periods of August 28, 2004 to October 2, 2004 and January 1, 2004 to August 27, 2004, respectively. The nine month period ended October 4, 2003 represents the combined pre- and post-Recapitalization periods of January 1, 2003 through January 9, 2003 and January 10, 2003 through October 4, 2003, respectively.

*        The operating results of the Air Conditioning and Heating Products Segment for the nine month period ended October 2, 2004 include approximately $2,400,000 of costs associated with the closure of certain manufacturing facilities and approximately $6,700,000 of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility. The operating results of the Air Conditioning and Heating Products Segment for the period from January 10, 2003 to October 4, 2003 include approximately $3,700,000 of costs associated with the closure of certain manufacturing facilities and approximately $1,000,000 of costs and expenses associated with the startup of a new manufacturing facility. There were no costs recorded in the period from January 1, 2003 to January 9, 2003 related to the closure of certain manufacturing facilities within the Air Conditioning and Heating Products Segment. The operating results of the Residential Building Products Segment for the nine months ended October 2, 2004 and the period from January 10, 2003 to October 4, 2003 include approximately $5,900,000 and $100,000, respectively, of compensation expense related to stock options issued to employees of this segment in accordance with SFAS No. 123 and the operating results of the Air Conditioning and Heating Products Segment include approximately $6,200,000 and $100,000, respectively of compensation expense related to stock options issued to employees of this segment in accordance with SFAS No. 123.

**	During the nine months ended October 2, 2004 and the period from January 10, 2003 to October 4, 2003, the Company recorded approximately $2,600,000 and $5,200,000, respectively, of amortization of excess purchase price allocated to inventory as a non-cash charge to cost of products sold. In the first nine months ended October 2, 2004, $2,100,000 was allocated to the Residential Buildings Products Segment and $500,000 was allocated to the Air Conditioning and Heating Products Segment. For the period from January 10, 2003 to October 4, 2003, approximately $4,600,000 of such amortization was allocated to the Residential Building Products Segment and approximately $600,000 was allocated to the Air Conditioning and Heating Products Segment.

The combined third quarter of 2004 post-Recapitalization and post-Acquisition periods have been compared to the third quarter of 2003 for purposes of management’s discussion and analysis of the results of operations. Any references, below, to the third quarter of 2004 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

	Post-Acquisition	Post-Recapitalization	Combined Three
	Aug. 28, 2004 -	July 4, 2004 -	Months Ended
	Oct. 2, 2004	Aug. 27, 2004	Oct. 2, 2004
	(Dollar amounts in millions)
	(Unaudited)

Net sales	$161.0	$266.8	$427.8
Cost of products sold	115.9	191.1	307.0
Selling, general and administrative expenses, net	28.2	46.0	74.2
Amortization of intangible assets	1.4	2.0	3.4
Expenses and charges arising from the
Acqusition	-	83.7	83.7
Operating earnings (loss)	15.5	(56.0)	(40.5)
Interest expense	(16.2)	(12.1)	(28.3)
Loss from debt retirement		(118.8)	(118.8)
Investment income	-	0.3	0.3
Loss before income tax	(0.7)	(186.6)	(187.3)
Income tax benefit	(0.3)	(55.2)	(55.5)
Loss from continuing operations	(0.4)	(131.4)	(131.8)
Earnings from discontinued operations	-	0.5	0.5
Net loss	$(0.4)	$(130.9)	$(131.3)

	Percentage of Net Sales
	Post-Acquisition	Post-Recapitalization	Combined Three
	Aug. 28, 2004 -	July 4, 2004 -	Months Ended
	Oct. 2, 2004	Aug. 27, 2004	Oct. 2, 2004

Net sales	100.0%	100.0%	100.0%
Cost of products sold	72.0	71.6	71.8
Selling, general and administrative expenses, net	17.5	17.2	17.3
Amortization of intangible assets	0.9	0.8	0.8
Expenses and charges arising from the
Acqusition	-	31.4	19.6
Operating earnings (loss)	9.6	(21.0)	(9.5)
Interest expense	(10.0)	(4.5)	(6.6)
Loss from debt retirement		(44.5)	(27.8)
Investment income	-	0.1	0.1
Loss before income tax	(0.4)	(69.9)	(43.8)
Income tax benefit	(0.2)	(20.7)	(13.0)
Loss from continuing operations	(0.2)	(49.2)	(30.8)
Earnings from discontinued operations	-	0.2	0.1
Net loss	(0.2)%	(49.0)%	(30.7)%

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the third quarter ended October 2, 2004 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in Earnings in
	Third Quarter Ended		the Third Quarter 2004
	Oct. 2,	Oct. 4,	as Compared to 2003
	2004 (1)	2003		$%
	(Dollar amounts in millions)

Net sales	$427.8	$395.9	$31.9	8.1%
Cost of products sold	307.0	277.0	(30.0)	(10.8)
Selling, general and administrative expenses, net	74.2	67.5	(6.7)	(9.9)
Amortization of intangible assets	3.4	2.0	(1.4)	(70.0)
Expenses and charges arising from the
Acquisition	83.7	---	(83.7)	*
Operating earnings (loss)	(40.5)	49.4	(89.9)	(182.0)
Interest expense	(28.3)	(12.6)	(15.7)	(124.6)
Loss from debt retirement	(118.8)	-	(118.8)	*
Investment income	0.3	0.3	-	*
Earnings (loss) from continuing operations
before provision (benefit) for income taxes	(187.3)	37.1	(224.4)	*
Provision (benefit) for income taxes	(55.5)	16.3	71.8	440.5
Earnings (loss) from continuing operations	(131.8)	20.8	(152.6)	*
Earnings from discontinued operations	0.5	9.1	(8.6)	(94.5)
Net earnings (loss)	$(131.3)	$29.9	$(161.2)	*

	Percentage of Net Sales		Change in Percentage
	Third Quarter Ended		for the Third
	Oct. 2,	Oct. 4,	Quarter 2004
	2004 (1)	2003	as Compared to 2003

Net sales	100.0%	100.0%	---%
Cost of products sold	71.8	70.0	(1.8)
Selling, general and administrative expenses, net	17.3	17.0	(0.3)
Amortization of intangible assets	0.8	0.5	(0.3)
Expenses and charges arising from the
Acquisition	19.6	-	(19.6)
Operating earnings (loss)	(9.5)	12.5	(22.0)
Interest expense	(6.6)	(3.2)	(3.4)
Loss from debt retirement	(27.8)	-	(27.8)
Investment income	0.1	0.1	-
Earnings (loss) from continuing operations
before provision (benefit) for income taxes	(43.8)	9.4	(53.2)
Provision (benefit) for income taxes	(13.0)	4.1	(17.1)
Earnings (loss)from continuing operations	(30.8)	5.3	(36.1)
Earnings from discontinued operations	0.1	2.3	(2.2)
Net earnings (loss)	(30.7)%	7.6%	(38.3)%

(1)	The third quarter ended October 2, 2004 represents the combined post-Recapitalization and post-Acquisition periods of July 4, 2004 to August 27, 2004 and August 28, 2004 to October 2, 2004, respectively.

The combined first nine months of 2004 post-Recapitalization and post-Acquisition periods have been compared to the combined first nine months of 2003 pre- and post-Recapitalization periods for purposes of management’s discussion and analysis of the results of operations. Any references, below, to the first nine months of 2004 and 2003 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

	Pre-Recapitalization	Post-Recapitalization	Combined Nine
	Jan. 1, 2003 -	Jan. 10, 2003 -	Months Ended
	Jan. 9, 2003	Oct. 4, 2003	Oct. 4, 2003
	(Dollar amounts in millions)
	(Unaudited)

Net sales	$24.8	$1,117.1	$1,141.9
Cost of products sold	18.5	794.2	812.7
Selling, general and administrative expenses, net	5.0	189.2	194.2
Amortization of intangible assets	0.1	5.7	5.8
Expenses and charges arising from the
Recapitalization	83.0	---	83.0
Operating earnings (loss)	(81.8)	128.0	46.2
Interest expense	(1.0)	(41.9)	(42.9)
Investment income	0.1	0.9	1.0
Earnings (loss) before provision (benefit) for
income taxes	(82.7)	87.0	4.3
Provision (benefit) for income taxes	(21.8)	36.5	14.7
Earnings (loss) from continuing operations	(60.9)	50.5	(10.4)
Earnings (loss) from discontinued operations	(1.0)	10.8	9.8
Net earnings (loss)	$(61.9)	$61.3	$(0.6)

	Percentage of Net Sales
	Pre-Recapitalization	Post-Recapitalization	Combined Nine
	Jan. 1, 2003 -	Jan. 10, 2003 -	Months Ended
	Jan. 9, 2003	Oct. 4, 2003	Oct. 4, 2003

Net sales	100.0%	100.0%	100.0%
Cost of products sold	74.6	71.1	71.2
Selling, general and administrative expenses, net	20.2	16.9	17.0
Amortization of intangible assets	0.4	0.5	0.5
Expenses and charges arising from the
Recapitalization	334.7	-	7.3
Operating earnings (loss)	(329.9)	11.5	4.0
Interest expense	(4.0)	(3.8)	(3.8)
Investment income	0.4	0.1	0.1
Earnings (loss) before provision (benefit) for
income taxes	(333.5)	7.8	0.3
Provision (benefit) for income taxes	(87.9)	3.3	1.3
Earnings (loss) from continuing operations	(245.6)	4.5	(1.0)
Earnings (loss) from discontinued operations	(4.0)	1.0	0.9
Net earnings (loss)	(249.6)%	5.5%	(0.1)%

The combined first nine months of 2004 post-Recapitalization and post-Acquisition periods have been compared to the combined first nine months of 2003 pre- and post-Recapitalization periods for purposes of management’s discussion and analysis of the results of operations. Any references, below, to the first nine months of 2004 and 2003 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

	Post-Acquisition	Post-Recapitalization	Combined Nine
	Aug. 28, 2004 -	Jan. 1, 2004 -	Months Ended
	Oct. 2, 2004	Aug. 27, 2004	Oct. 2, 2004
	(Dollar amounts in millions)
	(Unaudited)

Net sales	$161.0	$1,117.9	$1,278.9
Cost of products sold	115.9	792.8	908.7
Selling, general and administrative expenses, net	28.2	199.9	228.1
Amortization of intangible assets	1.4	8.9	10.3
Expenses and charges arising from the Acquisition	-	83.7	83.7
Operating earnings	15.5	32.6	48.1
Interest expense	(16.2)	(56.1)	(72.3)
Loss from debt retirement	-	(130.7)	(130.7)
Investment income	-	1.5	1.5
Loss before income tax	(0.7)	(152.7)	(153.4)
Income tax benefit	(0.3)	(41.4)	(41.7)
Loss from continuing operations	(0.4)	(111.3)	(111.7)
Earnings from discontinued operations	-	67.4	67.4
Net loss	$(0.4)	$(43.9)	$(44.3)

	Percentage of Net Sales
	Post-Acquisition	Post-Recapitalization	Combined Nine
	Aug. 28, 2004 -	Jan. 1, 2004 -	Months Ended
	Oct. 2, 2004	Aug. 27, 2004	Oct. 2, 2004

Net sales	100.0%	100.0%	100.0%
Cost of products sold	72.0	70.9	71.1
Selling, general and administrative expenses, net	17.5	17.9	17.8
Amortization of intangible assets	0.9	0.8	0.8
Expenses and charges arising from the Acquisition	-	7.5	6.5
Operating earnings	9.6	2.9	3.8
Interest expense	(10.0)	(5.0)	(5.7)
Loss from debt retirement		(11.7)	(10.2)
Investment income	-	0.1	0.1
Loss before income tax	(0.4)	(13.7)	(12.0)
Income tax benefit	(0.2)	(3.7)	(3.3)
Loss from continuing operations	(0.2)	(10.0)	(8.7)
Earnings from discontinued operations	-	6.0	5.2
Net loss	(0.2)%	(4.0)%	(3.5)%

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the first nine months ended October 2, 2004 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in Earnings in the
	First Nine Months Ended (1)		First Nine Months 2004
	Oct. 2,	Oct. 4,	as Compared to 2003
	2004	2003	$	%
	(Dollar amounts in millions)

Net sales	$1,278.9	$1,141.9	$137.0	12.0%
Cost of products sold	908.7	812.7	(96.0)	(11.8)
Selling, general and administrative expenses, net	228.1	194.2	(33.9)	(17.5)
Amortization of intangible assets	10.3	5.8	(4.5)	(77.6)
Expenses and charges arising from the Acquisition	83.7	---	(83.7)	*
Expenses and charges arising from the Recapitalization	---	83.0	83.0	100.0
Operating earnings	48.1	46.2	1.9	4.1
Interest expense	(72.3)	(42.9)	(29.4)	(68.5)
Loss from debt retirement	(130.7)	---	(130.7)	*
Investment income	1.5	1.0	0.5	50.0
Earnings (loss) from continuing operations
before provision (benefit) for income taxes	(153.4)	4.3	(157.7)	*
Provision (benefit) for income taxes	(41.7)	14.7	(56.4)	*
Loss from continuing operations	(111.7)	(10.4)	(101.3)	*
Earnings from discontinued operations	67.4	9.8	57.6	*
Net loss	$(44.3)	$(0.6)	$(43.7)	* %

	Percentage of Net Sales		Change in Percentage
	First Nine Months Ended (1)		for the First
	Oct. 2,	Oct 4,	Nine Months 2004
	2004	2003	as Compared to 2003

Net sales	100.0%	100.0%	---%
Cost of products sold	71.1	71.2	0.1
Selling, general and administrative expenses, net	17.8	17.0	(0.8)
Amortization of intangible assets	0.8	0.5	(0.3)
Expenses and charges arising from the Acquisition	6.5	-	(6.5)
Expenses and charges arising from the Recapitalization	-	7.3	7.3
Operating earnings	3.8	4.0	(0.2)
Interest expense	(5.7)	(3.8)	(1.9)
Loss from debt retirement	(10.2)	---	(10.2)
Investment income	0.1	0.1	-
Earnings (loss) from continuing operations
before provision (benefit) for income taxes	(12.0)	0.3	(12.3)
Provision (benefit) for income taxes	(3.3)	1.3	(4.6)
Loss from continuing operations	(8.7)	(1.0)	(7.7)
Earnings from discontinued operations	5.2	0.9	4.3
Net loss	(3.5)%	(0.1)%	(3.4)%

(1)	The nine months ended October 2, 2004 represents the combined post-Recapitalization and post-Acquisition periods of January 1, 2004 to August 27, 2004 and August 28, 2004 to October 2, 2004, respectively. The nine months ended October 4, 2003 represents the combined pre- and post-Recapitalization periods of January 1, 2003 through January 9, 2003 and January 10, 2003 through October 4, 2003, respectively.

*	not meaningful

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

Consolidated net sales from continuing operations increased approximately $31,900,000 or 8.1% for the third quarter of 2004 as compared to the third quarter of 2003 and increased approximately $137,000,000 or 12.0% for the first nine months of 2004 as compared to the first nine months of 2003. Net sales increased for the third quarter and first nine months of 2004 as compared to the third quarter and first nine months of 2003 as a result of the effect of changes in foreign currency exchange rates, the acquisitions of Elan, SPC, OSCO and OmniMount in the Residential Building Products Segment, as well as, price increases and higher net sales volume.

In the Residential Building Products Segment, net sales increased approximately $30,800,000 or 14.4% for the third quarter of 2004 as compared to the third quarter of 2003 and increased approximately $117,400,000 or 19.4% for the first nine months of 2004 as compared to the first nine months of 2003. The third quarter and first nine months of 2004 include increases of approximately $3,000,000 and $14,000,000, respectively, attributable to the effect of changes in foreign currency exchange rates and approximately $12,500,000 and $49,800,000, respectively, attributable to the acquisitions of Elan in January of 2003, SPC in July of 2003, OSCO in December of 2003 and OmniMount in March of 2004. The increase in net sales volume in the Residential Building Products Segment in the third quarter and first nine months of 2004 as compared to the third quarter and first nine months of 2003 was primarily due to increased volume of bathroom exhaust fans and range hoods as a result of the ongoing stability in the residential housing construction and remodeling markets and from the introduction of new products. To a lesser extent, net sales increased due to sales price increases.

In the Air Conditioning and Heating Products Segment, net sales increased approximately $1,100,000 or .6% for the third quarter of 2004 as compared to the third quarter of 2003 and increased approximately $19,600,000 or 3.7% for the first nine months of 2004 as compared to the first nine months of 2003. The third quarter and first nine months of 2004 include increases of approximately $2,600,000 and $8,400,000, respectively, attributable to the effect of changes in foreign currency exchange rates. Net sales in the Air Conditioning and Heating Products Segment for HVAC products sold to residential site-built customers constituted the largest category of product sold to a particular group of customers within this segment in the third quarter and first nine months of 2004 and decreased approximately 5.0% over the third quarter of 2003 and increased approximately 3.1% over the first nine months of 2003. The increase in net sales in this Segment in the first nine months of 2004 as compared to the first nine months of 2003 was due principally to growth from this segment's brand-name strategy of HVAC products sold to customers serving the residential site built market. To a lesser extent, net sales increased due to sales price increases. Sales of the Company’s commercial HVAC products and residential products sold to manufactured housing customers were up slightly in the third quarter and first nine months of 2004 over 2003, before considering the effect of foreign exchange, as continued softness is being experienced by this industry. The decline in sales volume in the third quarter of 2004 as compared to 2003 of HVAC product sold to residential site built customers was principally due to an unseasonably cool summer, aggravated by severe weather conditions in the south eastern portion of the United States. The Company does not believe that it will see any meaningful recovery in the manufactured housing and commercial HVAC markets in 2004.

Overall, increases in sales levels in the third quarter and first nine months of 2004 reflect the ongoing stability of the housing construction and remodeling markets and our expanded branding effort in our line of air conditioning and heating products. For the third quarter of 2004 and 2003, the Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 7.0% and 7.3%, respectively, of the Company’s consolidated net sales and for the first nine months of 2004 and 2003, the Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 6.7% and 7.2%, respectively, of the Company’s consolidated net sales.

Cost of products sold was approximately $307,000,000 and $908,700,000 for the third quarter and first nine months of 2004, respectively, as compared to approximately $277,000,000 and $812,700,000 for the third quarter and first nine months of 2003, respectively. Cost of products sold, as a percentage of net sales, increased from approximately 70.0% in the third quarter of 2003 to approximately 71.8% in the third quarter of 2004 and decreased from approximately 71.2% in the first nine months of 2003 to approximately 71.1% in the first nine months of 2004. Cost of products sold for the third quarter and first nine months of 2004 includes (1) approximately $7,900,000 and $28,800,000, respectively, of cost of products sold from the acquisitions of Elan, SPC, OSCO and OmniMount, (2) approximately $500,000 and $2,400,000, respectively, of severance and other costs associated with the closure of certain manufacturing facilities, (3) approximately $800,000 and $6,700,000, respectively, of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility, (4) approximately $3,900,000 and $8,900,000, respectively, of increased depreciation expense of property, plant and equipment in the third quarter and first nine months of 2004 as compared to the third quarter and first nine months of 2003 arising from finalizing the fair value adjustments in the fourth quarter of 2003 as a result of the Recapitalization, (5) an increase of approximately $4,700,000 and $17,500,000, respectively, related to the effect of changes in foreign currency exchange rates, (6) a non-cash charge of approximately $200,000 in the first nine months of 2004 related to the amortization of purchase price allocated to inventory as a result of the OmniMount acquisition and (7) a non-cash charge of approximately $2,400,000 in the third quarter and first nine months of 2004 related to the amortization of purchase price allocated to inventory as a result of the Acquisition. Cost of products sold for the third quarter and first nine months of 2003 include a non-cash charge of approximately $400,000 and $5,200,000, respectively, primarily related to the amortization of purchase price allocated to inventory as a result of the Recapitalization, approximately $2,300,000 and $3,700,000, respectively, of severance and other costs associated with the closure of certain manufacturing facilities and approximately $400,000 and $1,000,000, respectively, of costs and expenses associated with the startup of a new manufacturing facility.

In the Residential Building Products Segment, cost of products sold for the third quarter and first nine months of 2004 was approximately $156,500,000 and $459,100,000, respectively, as compared to approximately $135,100,000 and $396,700,000 in the third quarter and first nine months of 2003, respectively. Cost of products sold in this segment for the third quarter and first nine months of 2004 includes (1) approximately $7,900,000 and $28,800,000, respectively, of cost of products sold from the acquisitions of Elan, SPC, OSCO and OmniMount, (2) approximately $2,400,000 and $5,200,000, respectively, of increased depreciation expense of property, plant and equipment in the third quarter and first nine months of 2004 as compared to the third quarter and first nine months of 2003 arising from finalizing the fair value adjustments in the fourth quarter of 2003 as a result of the Recapitalization, (3) an increase of approximately $2,600,000 and $10,500,000, respectively, related to the effect of changes in foreign currency exchange rates, (4) a non-cash charge of approximately $200,000 for the first nine months of 2004 related to the amortization of purchase price allocated to inventory as a result of the OmniMount acquisition and (5) a non-cash charge of approximately $1,900,000 in the third quarter and first nine months of 2004 related to the amortization of purchase price allocated to inventory as a result of the Acquistion. Cost of products sold in this segment for the third quarter and first nine months of 2003 include approximately $400,000 and $4,600,000, respectively, related to the amortization of purchase price allocated to inventory arising primarily from the Recapitalization.

In the Air Conditioning and Heating Products Segment cost of products sold in the third quarter and first nine months of 2004 was approximately $150,500,000 and $449,600,000, respectively, as compared to approximately $141,900,000 and $416,000,000, respectively, in the third quarter and first nine months of 2003. Cost of products sold in this segment in the third quarter and first nine months of 2004 includes (1) an increase of approximately $2,100,000 and $7,000,000, respectively, related to the effect of changes in foreign currency exchange rates, (2) approximately $500,000 and $2,400,000, respectively, of costs associated with the closure of certain manufacturing facilities, (3) approximately $800,000 and $6,700,000, respectively, of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility (4) approximately $1,500,000 and $3,700,000, respectively, of increased depreciation expense of property, plant and equipment in the third quarter and first nine months of 2004 as compared to the third quarter and first nine months of 2003 arising from finalizing the fair value adjustments in the fourth quarter of 2003 as a result of the Recapitalization and (5) a non-cash charge of approximately $500,000 in the third quarter and first nine months of 2004 related to the amortization of purchase price allocated to inventory as a result of the Acquisition. Cost of products sold in this segment for the third quarter and first nine months of 2003 include approximately $2,300,000 and $3,700,000, respectively, of severance and other costs associated with the closure of certain manufacturing facilities, approximately $400,000 and $1,000,000 of costs and expenses associated with the startup of a new manufacturing facility and also includes in the third quarter and first nine months of 2003, respectively, a non-cash charge of approximately $600,000 related to the amortization of purchase price allocated to inventory arising from the Recapitalization. There were no additional charges to cost of products sold in this segment related to the amortization of purchase price allocated to inventory arising from the Recapitalization in the third quarter of 2003.

Material costs were approximately 45.2% and 43.4% of net sales for the third quarter of 2004 and 2003, respectively and were approximately 44.4% and 44.1% of net sales for the first nine months of 2004 and 2003, respectively. Both of the Company’s segments experienced material cost increases related primarily to purchases of steel, copper and aluminum in the third quarter and first nine months of 2004 as compared to the third quarter and first nine months of 2003. These cost increases were partially offset by the effect of increased sales prices of certain of the Company’s products and material cost improvements due to the Company’s strategic sourcing initiatives.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Had inventory values at August 27, 2004, immediately prior to the Acquisition, been stated on a FIFO basis, inventory would have been higher by approximately $114,000 and at December 31, 2003 would have been approximately $7,800,000 lower.

Selling, general and administrative expense (“SG&A”) was approximately $74,200,000 and $228,100,000 for the third quarter and first nine months of 2004, respectively, as compared to approximately $67,500,000 and $194,200,000 for the third quarter and first nine months of 2003, respectively. SG&A as a percentage of net sales increased from approximately 17.0% in the third quarter of 2003 to approximately 17.3% in the third quarter of 2004 and from approximately 17.0% in the first nine months of 2003 to approximately 17.8% in the first nine months of 2004. SG&A in the third quarter and first nine months of 2004 includes (1) approximately $2,400,000 and $13,000,000, respectively, of SG&A from the acquisitions of Elan, SPC, OSCO and OmniMount in the Residential Building Products Segment, (2) increases of approximately $1,000,000 and $3,400,000, respectively, related to the effect of changes in foreign currency exchange rates and (3) approximately $3,300,000 of stock based compensation expense from adopting SFAS No. 123 in the first nine months of 2004. Approximately $500,000 and $1,900,000 of the increase in SG&A related to the effect of changes in foreign currency exchange is included in the Residential Building Products Segment in the third quarter and first nine months of 2004, respectively, and approximately $500,000 and $1,500,000 of the increase in SG&A related to the effect of foreign currency exchange rates is included in the Air Conditioning and Heating Products Segment for the third quarter and first nine months of 2004, respectively. SG&A in the third quarter of 2004 includes a non-cash foreign exchange loss of approximately $400,000, included in the Residential Building Products Segment and in the first nine months of 2004 includes a non-cash foreign exchange loss of approximately $900,000 on intercompany debt not permanently invested among the Company’s subsidiaries, of which approximately $700,000 is included in the Residential Building Products Segment. SG&A in the third quarter and first nine months of 2003 includes approximately $100,000 and $1,900,000, respectively, of direct expenses and fees associated with the Company’s strategic sourcing software and systems development and approximately $300,000 and $1,200,000 (of which approximately $200,000 and $1,000,000, respectively, is included in unallocated), respectively, of stock based compensation from adopting SFAS No. 123. The direct expenses and fees associated with the Company’s strategic sourcing software and systems development, as well as the stock based compensation charges for the third quarter of 2003, are set-forth separately in the segment data. The third quarter and first nine months of 2003 includes a non-cash foreign exchange gain of approximately $100,000 and $800,000, respectively, on intercompany debt not permanently invested among the Company’s subsidiaries, all of which is included in unallocated. The increase in the percentage in the third quarter and first nine months of 2004 is principally due to acquisitions in the Residential Building Products Segment, which have a substantially higher level of SG&A than the overall segment in addition to the effect of the items noted above.

Amortization of intangible assets, as a percentage of net sales from continuing operations, increased from approximately .5% in the third quarter and first nine months of 2003 to approximately .8% in the third quarter and first nine months of 2004. This increase in the third quarter and first nine months of 2004 is principally as a result of approximately $1,500,000 and $4,800,000, respectively, of increased amortization of intangible assets in the third quarter and first nine months of 2004 as compared to the third quarter and first nine months of 2003 arising from finalizing the fair value adjustments in the fourth quarter of 2003 related to the Recapitalization. Approximately $1,200,000 and $3,900,000 of this increase relates to the Residential Building Products Segment in the third quarter and first nine months of 2004, respectively, and approximately $300,000 and $900,000 of this increase relates to the Air Conditioning and Heating Products Segment in the third quarter and first nine months of 2004, respectively. (See Note A of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The third quarter and first nine months of 2004 include approximately $83,700,000, or 19.6% and 6.5% as a percentage of net sales respectively, of expenses and charges arising from the Acquisition. Approximately $45,200,000 (of which approximately $34,100,000 is included in unallocated) of stock based compensation expense related to the Acquisition was recorded in the third quarter and first nine months of 2004. The first nine months of 2003 includes approximately $83,000,000, or 7.3% as a percentage of net sales, of expenses and charges arising from the Recapitalization. See Liquidity and Capital Resources and Notes A and F of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein for further discussion of these expenses and charges.

In the third quarter of 2004, the Company had a consolidated operating loss of approximately $40,500,000, or 9.5% as a percent of net sales, as compared to operating earnings of approximately $49,400,000, or 12.5% as a percent of net sales, in the third quarter of 2003 and consolidated operating earnings increased by approximately $1,900,000 from approximately $46,200,000, or 4.0% as a percent of net sales, in the first nine months of 2003 to approximately $48,100,000, or 3.8% as a percent of net sales, in the first nine months of 2004 as a result of the factors discussed above.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt premium and discount) of approximately $12,300,000 and $6,300,000 for the third quarter of 2004 and 2003, respectively and by approximately $32,100,000 and $23,300,000 for the first nine months of 2004 and 2003, respectively. Acquisitions accounted for approximately $700,000 and $1,900,000 of the increase in such depreciation and amortization expense in the third quarter and first nine months of 2004, respectively. Consolidated operating earnings in the third quarter and first nine months of 2004 is net of approximately $3,900,000 and $8,900,000, respectively, of increased depreciation expense of property, plant and equipment and approximately $1,600,000 and $4,800,000, respectively, of increased amortization of intangible assets in the third quarter and first nine months of 2004 as compared to the third quarter and first nine months of 2003 arising from finalizing the fair value adjustments of each in the fourth quarter of 2003 related to the Recapitalization. Depreciation and amortization expense noted above for the third quarter and first nine months of 2004 include approximately $2,400,000 and $2,600,000, respectively of amortization expense from purchase price allocated to inventory primarily as a result of the Acquistion and includes approximately $1,400,000 and $5,200,000, respectively, for the third quarter and first nine months of 2003 of amortization expense from purchase price allocated to inventory arising primarily from the Recapitalization. The consolidated operating loss for the third quarter of 2004 includes a non-cash foreign exchange loss of approximately $400,000 and operating earnings for the first nine months of 2004 are net of a non-cash foreign exchange loss of approximately $900,000 on intercompany debt not permanently invested among the Company’s subsidiaries. For the third quarter and first nine months of 2003 operating earnings include a non-cash foreign exchange gain of approximately $100,000 and $800,000, respectively, on intercompany debt not permanently invested.

Operating earnings of the Residential Building Products Segment in the third quarter and first nine months of 2004 were approximately $37,000,000 and $119,200,000, respectively, as compared to approximately $41,200,000 and $102,700,000 in the third quarter and first nine months of 2003, respectively. Operating earnings of this segment in the third quarter and first nine months of 2004 include (1) an increase in earnings of approximately $400,000 and $1,500,000, respectively, from the effect of foreign currency exchange rates, (2) approximately $2,100,000 and $8,000,000, respectively, of operating earnings contributed by the acquisitions of Elan, SPC, OSCO and OmniMount, (3) approximately $2,400,000 and $5,200,000, respectively, of increased depreciation expense of property and equipment and approximately $1,300,000 and $3,900,000, respectively, of increased amortization of intangible assets in the third quarter and first nine months of 2004 as compared to the third quarter and first nine months of 2003 from finalizing the fair value adjustments of each in the fourth quarter of 2003 as a result of the Recapitalization, (4) approximately $5,300,000 and $5,900,000, respectively, in the third quarter and first nine months of 2004 of stock-based compensation charges, (5) a non-cash charge of approximately $1,900,000 and $2,100,000, respectively, in the third quarter and the first nine months of 2004 related to the amortization of purchase price allocated to inventory primarily as a result of the Acquistion and (6) a non-cash foreign exchange loss of approximately $400,000 and $700,000, for the third quarter and first nine months of 2004, respectively, on intercompany debt not permanently invested among the Company’s subsidiaries. Operating earnings of this segment in the third quarter and first nine months of 2003 include approximately $400,000 and $4,600,000, respectively, of amortization expense from purchase price allocated to inventory related to the Recapitalization and approximately $100,000 of stock-based compensation charges in the first nine months of 2003. In addition to the effects of the items noted above, the increase in operating earnings in the Residential Building Products Segment in the third quarter and first nine months of 2004 was primarily as a result of increased sales volume, principally bathroom exhaust fans and kitchen range hoods, due to the continued stability of new home construction and remodeling markets.

Operating earnings of the Air Conditioning and Heating Products Segment were approximately $1,400,000 and $26,700,000 in the third quarter and first nine months of 2004, respectively, as compared to approximately $17,800,000 and $52,100,000 in the third quarter and first nine months of 2003, respectively. Operating earnings of this segment in the third quarter and first nine months of 2004 include (1) approximately $500,000 and $2,400,000, respectively, of costs associated with the closure of certain manufacturing facilities, (2) approximately $800,000 and $6,700,000, respectively, of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility, (3) a decrease in earnings of approximately $100,000 from the effect of foreign currency exchange rates in the first nine months of 2004, (4) approximately $1,500,000 and $3,700,000, respectively, of increased depreciation expense of property and equipment and approximately $300,000 and $900,000, respectively, of increased amortization of intangible assets in the third quarter and first nine months of 2004 as compared to the third quarter and first nine months of 2003 from finalizing the fair value adjustments of each in the fourth quarter of 2003 related to the Recapitalization and (5) approximately $5,800,000 and $6,200,000, respectively, in the third quarter and first nine months of 2004 of stock-based compensation charges and (6) a non-cash charge of approximately $500,000 in the third quarter and first nine months of 2004 related to the amortization of purchase price allocated to inventory as a result of the Acquisition. Operating earnings of this segment in the third quarter and first nine months of 2003 include approximately $2,300,000 and $3,700,000, respectively, of costs associated with the closure of certain manufacturing facilities, approximately $400,000 and $1,000,000, respectively of costs and expenses associated with the startup of a new manufacturing facility and in the first nine months of 2003 include approximately $600,000 of amortization expense from purchase price allocated to inventory related to the Recapitalization. In addition to the item, noted above, the decrease in operating earnings in the Air Conditioning and Heating Products Segment in the third quarter and first nine months of 2004 was principally due to increased material costs within the entire segment and lower sales volume of commercial product lines due to the general slow down in the commercial market partially offset by sales price increases and, in the first nine months, by increased shipments in the residential site built market.

The operating expense in Unallocated was approximately $6,300,000 and $22,900,000 for the third quarter and first nine months of 2004, respectively, as compared to approximately $9,400,000 and $22,700,000 in the third quarter and first nine months of 2003, respectively. Operating expense in Unallocated for the third quarter and first nine months of 2004 includes approximately $34,100,000 and $36,400,000, respectively, of stock-based compensation charges (including approximately $34,100,000 of charges arising from the Acquisition) and a non-cash foreign exchange loss of approximately $200,000 in the first nine months of 2004 on intercompany debt not permanently invested among the Company’s subsidiaries. Operating expense in Unallocated for the third quarter and first nine months of 2003 includes approximately $200,000 and $1,000,000 respectively, of stock-based compensation charges and $100,000 and $1,900,000, respectively, of direct expenses and fees associated with the Company’s strategic sourcing software and systems development. The third quarter and first nine months of 2003 includes a non-cash foreign exchange gain of approximately $100,000 and $800,000, respectively, on intercompany debt not permanently invested among the Company’s subsidiaries. Operating expense in Unallocated for the third quarter and first nine months of 2004 also includes approximately $38,500,000 of fees and expenses associated with the Acquisition (other than stock-based compensation) and for the first nine months of 2003 also includes approximately $83,000,000 of fees and expenses associated with the Recapitalization.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries were approximately 9.8% and 10.6% of operating earnings (before unallocated and corporate expense) in the third quarter of 2004 and 2003, respectively, and were approximately 12.6% and 9.1% in the first nine months of 2004 and 2003, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest expense increased approximately $15,700,000 or approximately 124.6% in the third quarter of 2004 as compared to the third quarter of 2003 and increased approximately $29,400,000 or approximately 68.5% in the first nine months of 2004 as compared to the first nine months of 2003. The increase in interest expense in the third quarter and first nine months is primarily due to approximately $6,100,000 and $24,200,000, respectively, of interest expense related to the former Nortek Holdings 10% Senior Discount Notes issued in November 2003, approximately $6,300,000 of interest expensed on August 28, 2004 from amortization of the THL Bridge Facility, duplicative interest arising during the waiting period from the call for redemption to the date of redemption of the 8 7/8% Senior Notes, the affect of interest allocated to discontinued operations of approximately $9,700,000 for the third quarter of 2003 and approximately $4,400,000 and $29,000,000 for the first nine months of 2004 and 2003, respectively, and increased interest expense from increased borrowings in connection with the Acquisition. These increases were partially offset by the effect of approximately $4,100,000 of interest expense in the first quarter of 2003 from the amortization of a bridge facility in connection with the Recapitalization, a reduction of indebtedness from the debt redemptions and open market purchases in early 2004 and lower interest rates from the sale of Floating Rate Notes used to refinance the 8 7/8% Senior Notes. (See Liquidity and Capital Resources and Notes B, D and G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

On August 27, 2004, the Company purchased for cash all of its Senior Discount Notes, its Floating Rate Notes and most of its 9 7/8% Notes and recorded a pre-tax loss from debt retirement of approximately $118,778,000 in the third quarter of 2004.  During the first quarter of 2004, the Company called for redemption all of the Company’s outstanding 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”), all of its outstanding 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”) and all of its outstanding 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”). The redemption of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes resulted in a pre-tax loss of approximately $11,958,000 in the first quarter of 2004, based upon the difference between the respective redemption prices and the estimated carrying values at the redemption dates of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes, which include the principal amount redeemed and the estimated remaining unamortized premium recorded in connection with the Recapitalization. As a result of all of these transactions, the Company recorded a pre-tax loss in the first nine months of 2004 of approximately $130,736,000, (See Note D of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Investment income was approximately $300,000 in the third quarter of 2004 and 2003 and increased approximately $500,000 or 50.0% in the first nine months of 2004 as compared to the first nine months of 2003 primarily as a result of higher average invested balances.

The provision (benefit) for income taxes from continuing operations was approximately $(55,500,000) and $16,300,000 for the third quarter of 2004 and 2003, respectively, and was approximately $(41,700,000) and $14,700,000 for the first nine months of 2004 and 2003, respectively. The income tax rates in both the third quarter and first nine months of 2004 and 2003 differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, foreign income tax on foreign source income, state income tax provisions, and in 2004 due to the Acquisition and in 2003 due to the Recapitalization. (See Notes A, B and I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Discontinued operations for the third quarter and first nine months of 2004 includes earnings of approximately $500,000 (net of a tax benefit of approximately $2,000,000) and $67,400,000 (net of a tax provision of approximately $45,500,000), respectively. In the third quarter and first nine months of 2003, the Company recorded a net loss of approximately $9,100,000 (net of a tax benefit of approximately $5,600,000) and net earnings of approximately $9,800,000 (net of a tax benefit of approximately $6,100,000), respectively. (See Note G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

In December 2003, the FASB reissued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”) to require additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised SFAS No. 132 provides only for additional disclosures and does not change the accounting for pension and postretirement plans. The Company has previously adopted SFAS No. 132 and has provided the required new disclosures of the revised SFAS No. 132 in Note L of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

The Company uses EBITDA as both an operating performance and liquidity measure. Operating performance measure disclosures with respect to EBITDA are provided below. Refer to the Liquidity and Capital Resources section for liquidity measure disclosures with respect to EBITDA and a reconciliation from net cash flows from operating activities to EBITDA.

EBITDA is defined as net earnings (loss) before interest, taxes, depreciation and amortization expense. EBITDA is not a measure of operating performance under generally accepted accounting principles in the United States (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as operating earnings (loss) from continuing operations, discontinued operations, extraordinary items and net income (loss). EBITDA as an operating performance measure has material limitations since it excludes, among other things, the statement of operations impact of depreciation and amortization expense, interest expense and the provision (benefit) for income taxes and therefore does not necessarily represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. The Company uses a significant amount of capital assets and depreciation and amortization expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company has a significant amount of debt and interest expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company generally incurs significant U.S. federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of the Company’s costs and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net income (loss) for a more complete analysis of the Company’s profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to EBITDA. As EBITDA is not defined by GAAP, the Company’s definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of the Company’s operating results as reported under GAAP.

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

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the periods presented:

	For the Periods
	Post-Acquisition	Post-Recapitalization
	Aug. 28, 2004 -	July 4, 2004 -	July 6, 2003 -
	Oct. 2, 2004	Aug. 27, 2004	Oct. 4, 2003

	(Amounts in thousands)
	(Unaudited)

Net earnings *	$(400)	$(130,900)	$29,900
Provision (benefit) for income taxes
from continuing operations	(300)	(55,200)	16,300
Provision (benefit) for income taxes
from discontinued operations	-	(2,000)	5,600
Interest expense from continuing operations	16,197	12,092	12,601
Interest expense from discontinued operations	---	12	10,237
Investment income from continuing operations	(32)	(241)	(269)
Investment income from discontinued operations	---	(18)	(49)
Depreciation expense from continuing operations	2,524	3,941	3,990
Depreciation expense from discontinued operations	---	8	2,680
Amortization expense from continuing operations	3,783	2,020	2,298
Amortization expense from discontinued operations	---	---	1,080
EBITDA	$21,772	$(170,286)	$84,368

*    Includes approximately $500,000 and approximately $9,100,000 of earnings from discontinued operations for the periods from July 4, 2004 to August 27, 2004 and the three months ended October 4, 2003, respectively. (See Note G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

EBITDA for all periods presented includes the operating results of both continuing and discontinued operations. EBITDA for the period from July 4, 2004 to August 27, 2004 includes approximately $83,700,000 (including approximately $45,200,000 of stock based compensation expense) of expenses and charges arising from the Acquisition, and approximately $118,778,000 of loss on debt retirement, which are recorded in earnings (loss) from continuing operations. EBITDA for the period from July 4, 2004 to August 27, 2004 also includes approximately $4,500,000 of stock based employee compensation charges related to the former Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem, which are recorded in earnings from discontinued operations. EBITDA for the period from July 6, 2003 to October 4, 2003 includes approximately $300,000 of stock based compensation from adopting SFAS No. 123, which was recorded in earnings (loss) from continuing operations. (See Notes A, D, F and G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

The following table presents a reconciliation from net earnings (loss), which is the most directly comparable GAAP operating performance measure, to EBITDA for the periods presented:

	For the Periods
	Post-Acquisition	Post-Recapitalization		Pre-Recapitalization
	Aug. 28, 2004	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Oct. 2, 2004	Aug. 27, 2004	Oct. 4, 2003	Jan. 9, 2003
	(Amounts in thousands)

Net earnings (loss) *	$(400)	$(43,900)	$61,300	$(61,900)
Provision (benefit) for income taxes
from continuing operations	(300)	(41,400)	36,500	(21,800)
Provision (benefit) for income taxes
from discontinued operations	-	45,500	6,700	(600)
Interest expense from continuing operations	16,197	56,073	41,942	1,049
Interest expense from discontinued operations	-	4,609	29,097	1,239
Investment income from continuing operations	(32)	(1,520)	(925)	(119)
Investment income from discontinued operations	-	(52)	(152)	(2)
Depreciation expense from continuing operations	2,524	16,731	11,661	581
Depreciation expense from discontinued
operations	-	1,212	7,745	250
Amortization expense from continuing operations	3,783	9,092	10,964	64
Amortization expense from discontinued
discontinued operations	-	201	4,677	73
EBITDA	$21,772	$46,546	$209,509	$(81,165)

*    Includes approximately $67,400,000, $10,800,000 and $(1,000,000) of earnings (loss) from discontinued operations for the periods from January 1, 2004 to August 27, 2004, January 10, 2003 to October 4, 2003 and from January 1, 2003 to January 9, 2003, respectively. (See Note G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

EBITDA for all periods presented includes the operating results of both continuing and discontinued operations. EBITDA for the period from January 1, 2004 to August 27, 2004 includes approximately $83,700,000 (including approximately $45,200,000 of stock based compensation expense) of expenses and charges arising from the Acquisition, approximately $3,300,000 of stock based compensation from adopting SFAS No. 123 and approximately $130,700,000 of loss on debt retirement, which are recorded in earnings (loss) from continuing operations. EBITDA for the period from January 1, 2004 to August 27, 2004 also includes approximately $6,400,000 of stock based employee compensation charges related to the former Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem, which are recorded in earnings from discontinued operations. EBITDA for the period from January 1, 2003 to January 9, 2003 includes approximately $83,000,000 of expenses and charges arising from the Recapitalization and for the period from January 10, 2003 to October 4, 2003 includes approximately $1,200,000 of stock based compensation from adopting SFAS No. 123, both of which are recorded in earnings (loss) from continuing operations. EBITDA for the period January 10, 2003 to October 4, 2003 includes approximately $100,000 of stock based compensation from adopting SFAS No. 123 in earnings from discontinued operations. (See Notes A, F and G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Liquidity and Capital Resources

In connection with the Acquisition, on August 27, 2004, the Company borrowed $700,000,000 under a term loan, under its Senior Secured Credit Facility which will be amortized through quarterly payments equal to 0.25% of the original principal amount of the term loan, or $1,750,000 per quarter for the first six years, with the balance paid in four equal quarterly installments thereafter. The facility also provides for a revolving credit facility with a maturity in August 2010, in an aggregated principal amount of $100,000,000, including both a letter of credit sub-facility and a swing line loan sub-facility. The proceeds of the term loan, together with the proceeds of the sale of the 8 ½% Notes and the proceeds of a cash equity investment by an investor group led by affiliates of Thomas H. Lee Partners, L.P. (“TH Lee Group”), were used in connection with the Acquisition, to refinance certain existing notes of the Company and the former Nortek Holdings and to pay related transaction costs. Proceeds of revolving loans, swing line loans and letters of credit are available to provide financing for working capital and general corporate purposes.

The interest rates applicable to loans under Nortek’s Senior Secured Credit Facility are, at Nortek’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period (or a nine or 12 month period, if available) chosen by Nortek, plus an applicable margin percentage. The alternate base rate will be the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of the rates on overnight federal funds transactions as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in U.S. dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which Nortek’s lenders are subject. Swing line loans will bear interest at the interest rate applicable to alternate base rate revolving loans.

The applicable margin percentage is initially a percentage per annum equal to (1) 1.50% for alternate base rate term loans and 1.25% for alternate base rate revolving loans and (2) 2.50% for adjusted LIBOR rate term loans and 2.25% for adjusted LIBOR rate revolving loans. The Company is also obligated to pay a commitment fee, quarterly in arrears, initially equal to 0.50% per annum in respect of any unused commitments under the revolving credit facility. Following the delivery of The Company’s financial statements for the second full fiscal quarter after the closing, the applicable margin percentages and the commitment fee are subject to adjustment based upon its leverage ratio.

The obligations under the Senior Secured Credit Facility are guaranteed by Nortek Holdings and by all of Nortek’s existing and future significant domestic “restricted subsidiaries” (as defined in the credit facility) and are secured by substantially all of the Company’s assets and the assets of the guarantors, whether now owned or later acquired, including a pledge of all of the Company’s capital stock, the capital stock of certain of the Company’s domestic subsidiaries and 65% of the capital stock of each of the Company’s significant foreign subsidiaries that is directly owned by us or a guarantor subsidiary.

On August 27, 2004, Nortek accounted for the Acquisition as a purchase in accordance with SFAS No. 141, EITF 88-16 and the Push Down Accounting rules and regulations. (See Note A of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

A summary of the approximate sources and uses of funds in connection with the Acquisition and the THL Transaction described herein is as follows:

Sources:
Borrowings under the Senior Secured Credit Facility	$700,000,000
Proceeds from sale of 8 1/2 % Notes	625,000,000
TH Lee Group cash equity investment (1)	361,800,000
Cash from the former Nortek Holdings	155,600,000
$1,842,400,000

Uses:
Purchase price paid to former Nortek Holdings stockholders	$816,300,000
Repayment of existing debt, including interest and redemption premiums	925,600,000
Transaction fees and expenses	100, 500,000
$1,842,400,000

(1)    Excludes approximately $111,800,000 of equity in the former Nortek Holdings that Nortek management reinvested into Investors LLC and a deferred compensation plan of Nortek Holdings.

On July 20, 2004, the former Nortek Holdings and Nortek commenced tender offers to purchase for cash all of the former Nortek Holdings’ outstanding Senior Discount Notes, Nortek’s outstanding 9 7/8% Notes and Nortek’s outstanding Floating Rate Notes. In connection with the Acquisition, all of the former Nortek Holdings’ outstanding Senior Discount Notes and Nortek’s outstanding Floating Rate Notes that were not tendered pursuant to the tender offers were redeemed in accordance with the provisions of the indentures governing such notes permitting redemption. Nortek’s 9 7/8% Notes are not redeemable. At October 2, 2004, approximately $10,000,000 in aggregate principal amount of Nortek’s 9 7/8% Notes remain outstanding. Approximately $925,600,000 of proceeds from the 8 1/2% Notes offering and Senior Secured Credit Facility were used to repurchase approximately $515,000,000 in principal amount at maturity of the former Nortek Holdings’ Senior Discount Notes, $200,000,000 in principal amount of Nortek’s Floating Rate Notes and $240,000,000 in principal amount of Nortek’s
9 7/8% Notes, including interest and redemption premiums. As a result of these debt redemptions, the Company recorded a pre-tax loss on debt retirement of approximately $118,800,000 on August 27, 2004 including a loss on the redemption of the former Nortek Holdings 10% Senior Discount Notes of approximately $67,000,000.

From January 1, 2004 through February 3, 2004, the Company purchased approximately $14,800,000 of its 9 1/4 Notes and approximately $10,700,000 of its 9 1/8% Notes in open market transactions. On March 15, 2004, the Company redeemed all of the Company’s outstanding 9 1/4% Notes (approximately $160,200,000 in principal amount) and on March 14, 2004 redeemed all of its outstanding 9 1/8% Notes (approximately $299,300,000 in principal amount). The 9 1/4% Notes and 9 1/8% Notes were redeemed at a redemption price of 101.542% and 103.042%, respectively, of the principal amount thereof plus accrued and unpaid interest. The 9 1/4% Notes and 9 1/8% Notes ceased to accrue interest as of the respective redemption dates indicated above. The Company used the net after tax proceeds from the sale of Ply Gem of approximately $450,000,000, together with existing cash on hand, to fund the redemption of the 9 1/4% Notes and 9 1/8% Notes. On March 14, 2004, the Company redeemed $60,000,000 of the Company’s outstanding 8 7/8% Notes (see below). The 8 7/8% Notes were called at a redemption price of 104.438% of the principal amount thereof plus accrued and unpaid interest.

On March 1, 2004, the Company completed the sale of $200,000,000 of Floating Rate Notes. The Company used the net proceeds of approximately $196,000,000 from the sale of the Floating Rate Notes, together with existing cash on hand, to fund the redemption of the 8 7/8% Notes.

On November 24, 2003, the former Nortek Holdings completed the sale of $515,000,000 aggregate principal amount at maturity ($349,400,000 gross proceeds) of its Senior Discount Notes. The net proceeds of the offering were used to pay a dividend of approximately $298,474,000 to holders of the former Nortek Holdings capital stock and approximately $41,000,000 of these proceeds were used by the former Nortek Holdings to purchase additional capital stock of Nortek. Nortek used these proceeds to fund the majority of a cash distribution of approximately $41,600,000 to option holders of the rollover options in the fourth quarter of 2003.

On August 27, 2004, in connection with the Acquisition, the former Nortek Holdings and Nortek purchased for cash through a tender offer or redeemed for cash pursuant to the applicable indenture governing such notes all of the former Nortek Holdings’ Senior Discount Notes (approximately $376,500,000 of accreted principal as of August 27, 2004), all of its outstanding Floating Rate Notes ($200,000,000 in principal amount as of August 27, 2004) and approximately $240,000,000 principal amount of its outstanding 9 7/8% Notes ($250,000,000 in principal amount outstanding immediately before the Acquisition). These purchases and redemptions required the use of approximately $919,300,000 of cash including redemption and call premiums.

The open market purchases and the redemption of the Senior Discount Notes, the Floating Notes, the 9 7/8% Notes, the 9 ¼% notes, the 9 1/8% Notes and the 8 7/8% Notes noted above resulted in a pre-tax loss of approximately $118,800,000 and $130,700,000 in the third quarter of 2004 and the first nine months of 2004, respectively, based upon the difference between the respective redemption prices indicated above and the estimated carrying values at the redemption dates.

The Company had consolidated debt at October 2, 2004, of approximately $1,367,300,000 consisting of (i) $19,100,000 of short-term borrowings and current maturities of long-term debt, (ii) $20,200,000 of long-term notes, mortgage notes and other indebtedness, (iii) $10,000,000 of 9 7/8% Senior Subordinated Notes, (iv) $625,000,000 of 8 1/2% Notes, and (v) $693,000,000 of long-term debt outstanding under its Senior Secured Credit Facility. During the nine months ended October 2, 2004, the Company had a net increase in its consolidated debt of approximately $27,300,000 principally as a result of the Acquisition, net of debt redemptions in the first half of 2004 from existing cash and net proceeds from the sale of Ply Gem.

The indenture and other agreements governing the Company and its subsidiaries’ indebtedness (including the credit agreement for the Senior Secured Credit Facility) contain certain restrictive financial and operating covenants including covenants that restrict the ability of the Company and its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

At October 2, 2004, the Company had consolidated unrestricted cash and cash equivalents of approximately $70,700,000 as compared to approximately $194,100,000 at December 31, 2003. The Company’s debt to equity ratio was approximately 3.4:1 at October 2, 2004 as compared to approximately 6.7:1 at December 31, 2003. The reduction in the ratio was primarily due to an increase in stockholder’s investment, primarily as a result of the Acquisition.
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

The following is a summary of the Company’s estimated future cash obligations under current and long-term debt obligations (excluding unamortized debt premium of approximately $21,300) and interest expense (based upon interest rates in effect at the time of the preparation of this summary). (See Note D of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.):

	Payments due by period
	Quarter Ended Dec. 31, 2004	Between ** 1 & 2 Years	Between 3 & 4 Years	5 Years or Greater		Total
	(Amounts in thousands)

Debt obligations	$6,175	$17,487	$17,169	$1,326,465		$1,367,296
Interest payments	22,201	176,362	174,829	237,644	*	611,036	*
Total	$28,376	$193,849	$191,998	$1,564,109		$1,978,332

*	Subsidiary debt used for working capital purposes such as lines of credit are estimated to continue through December 31, 2011 in the above table.
**           From December 31, 2004

At November 5, 2004, approximately $28,200,000 was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company's most restrictive loan agreement, the Company’s Senior Secured Credit Facility. Any restricted payments in excess of $10,000,000 would require an equal prepayment of the Company’s Senior Secured Credit Facility.

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

As of October 2, 2004, approximately $16,300,000 of letters of credit have been issued as additional security for approximately $4,100,000 of capital leases outstanding (included in notes, mortgage notes and obligations payable in the accompanying condensed consolidated balance sheet at October 2, 2004) relating to one of the Company’s manufacturing facilities, approximately $11,000,000 of letters of credit have been issued as additional security for certain of the Company's insurance programs and approximately $1,200,000 of letters of credit have been issued as additional security for certain of the subsidiaries purchases and other requirements.

The Company and its subsidiaries have entered into a number of operating lease obligations, purchase obligations and have guaranteed certain obligations of various third parties. No significant changes in these obligations have occurred since December 31, 2003.

Unrestricted cash and cash equivalents decreased from approximately $194,100,000 at December 31, 2003 to approximately $70,700,000 at October 2, 2004, in part, to partially fund the Acquisition. The Company has classified as restricted in the accompanying unaudited condensed consolidated balance sheet certain investments that are not fully available for use in its operations. At October 2, 2004, approximately $9,300,000 (of which $7,300,000 is included in current assets) of cash, investments and marketable securities is held primarily as collateral to fund construction costs of an addition to a facility within the Company’s Air Conditioning and Heating Products Segment, as well as for insurance and letter of credit requirements.

Capital expenditures were approximately $14,500,000 in the first nine months of 2004 as compared to approximately $11,300,000 in the first nine months of 2003. In the first nine months of 2004 and 2003, the Company also recorded approximately $1,200,000 and $4,900,000, respectively, of capital expenditures related to capital leases for manufacturing, warehousing and distribution facilities for residential HVAC products that were financed with capital lease obligations. Capital expenditures were approximately $17,400,000 for the year ended December 31, 2003 and are expected to be between $30,000,000 and $35,000,000 (including HVAC warehouse and distribution expenditures of $4,300,000) in 2004.

The Company's working capital and current ratio decreased from approximately $689,700,000 and 2.7:1, respectively, at December 31, 2003 to approximately $271,200,000 and 1.8:1, respectively, at October 2, 2004. Approximately $361,500,000 of the decrease in working capital occurred from the reduction in current assets and liabilities of discontinued operations upon the sale of Ply Gem and La Cornue in 2004. The decline in cash noted above was also a factor in the decline in working capital.

Accounts receivable increased approximately $30,300,000 or approximately 14.2%, between December 31, 2003 and October 2, 2004, while net sales increased approximately $64,400,000 or approximately 17.7% in the third quarter of 2004 as compared to the fourth quarter of 2003. These increases are primarily a result of increased sales levels, timing of cash collections and acquisitions which contributed approximately $11,200,000 to net sales in the third quarter of 2004 and approximately $4,200,000 to accounts receivable at October 2, 2004. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on October 2, 2004 as compared to December 31, 2003. The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in the first nine months of 2004.

Inventories increased approximately $54,500,000 or approximately 34.8%, between December 31, 2003 and October 2, 2004, primarily as a result of seasonality related to products sold to customers serving the residential site built market within the HVAC segment, increases in inventory levels in the Residential Building Products Segment, in part, due to strong demand, approximately $9,300,000 from the unamortized balance of purchase price allocated to inventory as of October 2, 2004 arising from the Acquisition and approximately $5,000,000 for the acquisition of OmniMount.

Accounts payable increased approximately $39,200,000 or approximately 35.3%, between December 31, 2003 and October 2, 2004 due primarily to increased inventory levels and timing of payments. Acquisitions contributed approximately $2,000,000 to this increase.

Changes in certain working capital accounts, as noted above, between December 31, 2003 and October 2, 2004, differ from the changes reflected in the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the three preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Unrestricted cash and cash equivalents increased approximately $7,830,000 from December 31, 2003 to August 27, 2004, and decreased approximately $131,263,000 from August 28, 2004 to October 2, 2004 principally as a result of the following:

	Condensed Consolidated Cash Flows (*)
	Aug. 28, 2004 -	Jan. 1, 2004 -
	Oct. 2, 2004	Aug 27, 2004
Operating Activities:
Cash flow from operations, net	$6,326,000	$90,414,000
Increase in accounts receivable, net	(1,347,000)	(26,921,000)
Increase in inventories	(5,907,000)	(34,337,000)
Change in prepaids and other current assets	17,853,000	(14,363,000)
Change in net assets of discontinued operations	-	2,326,000
Change in accounts payable	(15,274,000)	52,669,000
Change in accrued expenses and taxes	14,768,000	(33,926,000)
Investing Activities:
Net cash paid for businesses acquired	-	(16,500,000)
Proceeds from the sale of discontinued businesses	-	526,000,000
Proceeds from sale of investments and
marketable securities	-	5,000,000
Purchase of investments and marketable securities	-	(5,000,000)
Purchase of outstanding equity shares of the Company by
Thomas H. Lee Partners, L.P. and affiliates	(706,189,000)	-
Payment of Acquisition fees and expenses	(57,000,000)
Capital expenditures	(2,620,000)	(11,848,000)
Change in restricted cash and investments	1,000	(103,000)
Financing Activities:
Change in borrowings, net	(484,000)	(5,370,000)
Sale of Floating Rate Notes	-	196,000,000
Redemption of notes in connection with the Acquisition	(919,300,000)	-
Redemption of Senior Notes		(716,700,000)
Net proceeds from the Sale of 8 1/2% Notes	605,400,000	-
Net proceeds from borrowings under the Senior
Secured Credit Facility	685,350,000	-
Equity investment by Thomas H. Lee Partners L. P.
and affilitates	361,841,000	-
Settlement of stock options	(113,032,000)	-
Other, net	(1,649,000)	489,000
	$(131,263,000)	$7,830,000

(*)	Summarized from the Company’s Condensed Consolidated Statement of Cash Flows for the period January 1, 2004 to August 27, 2004 and the period from August 28, 2004 to October 2, 2004. (See the Unaudited Financial Statements included elsewhere herein.)

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

The following table presents a reconciliation from net cash provided by (used in) operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the periods presented:

	For the Periods
	Post-Acquisition	Post-Recapitalization		Pre-Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Oct. 2, 2004	Aug. 27, 2004	Oct. 4, 2003	Jan. 9, 2003
	(Amounts in thousands)

Net cash used in operating activities *	$14,747	$36,697	$59,429	$(5,713)
Cash used by working capital and
other long-term asset and liability changes	(8,421)	53,717	33,859	12,880
Effect of the Acquisition, net		(38,423)	-
Effect of the Recapitalization, net	-	-	-	(62,397)
Non-cash stock based compensation	(30)	(48,561)	(1,200)	-
Deferred federal income tax provision
from continuing operations	-	(9,800)	(4,900)	(5,900)
Deferred federal income tax benefit
from discontinued operations	-	18,500	-	-
Gain on sale of discontinued operations	-	125,200	-	-
Non-cash interest expense, net	(389)	(24,671)	(3,263)	(125)
Loss from debt retirement	-	(130,736)	-	-
Provision (benefit) for income taxes
from continuing operations	(300)	(41,400)	36,500	(21,800)
Provision (benefit) for income taxes
from discontinued operations	-	45,500	6,700	(600)
Interest expense from continuing operations	16,197	56,073	41,942	1,049
Interest expense from discontinued operations	-	4,609	29,097	1,239
Investment income from continuing operations	(32)	(1,520)	(925)	(119)
Investment income from discontinued operations	-	(52)	(152)	(2)
Depreciation expense from discontinued operations	-	1,212	7,745	250
Amortization expense from discontinued operations	-	201	4,677	73
EBITDA	$21,772	$46,546	$209,509	$(81,165)

*    Includes approximately $67,400,000, $10,800,000 and $(1,000,000) of earnings (loss) from discontinued operations for the periods from January 1, 2004 to August 27, 2004, from January 10, 2003 to October 4, 2003 and from January 1, 2003 to January 9, 2003, respectively. (See Note G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

EBITDA for all periods presented includes the operating results of both continuing and discontinued operations. EBITDA for the period from January 1, 2004 to August 27, 2004 includes approximately $83,700,000 (including approximately $45,200,000 of stock based compensation expense) of expenses and charges arising from the Acquisition, approximately $3,300,000 of stock based compensation from adopting SFAS No. 123 and approximately $130,700,000 of loss on debt retirement, which are recorded in earnings (loss) from continuing operations. EBITDA for the period from January 1, 2004 to August 27, 2004 also includes approximately $6,400,000 of stock based employee compensation charges related to the former Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem, which are recorded in earnings from discontinued operations. EBITDA for the period from January 1, 2003 to January 9, 2003 includes approximately $83,000,000 of expenses and charges arising from the Recapitalization and for the period from January 10, 2003 to October 4, 2003 includes approximately $1,200,000 of stock based compensation from adopting SFAS No. 123, both of which are recorded in earnings (loss) from continuing operations. EBITDA for the period January 10, 2003 to October 4, 2003 includes approximately $100,000 of stock based compensation from adopting SFAS No. 123 in earnings from discontinued operations. (See Notes A, F and G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

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

As of October 2, 2004, approximately 14.4% of the Company’s workforce was subject to various collective bargaining agreements. Collective bargaining agreements covering approximately 2.3% of the Company’s workforce will expire through the end of 2004 and those covering an additional 8.0% will expire through the end of 2005. As agreements expire, until negotiations are completed, it is not known whether the Company will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements or at all and without production interruptions, including labor stoppages.

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

The Company has historically managed its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. As a result of the Acquisition on August 27, 2004, Nortek borrowed $700,000,000 under its Senior Secured Credit Facility at variable interest rates. Of the Company’s total outstanding debt, approximately 51% have variable interest rates at October 2, 2004. On September 27, 2004, approximately $650,000,000 of borrowings under the Company’s Senior Secured Credit Facility was fixed to March 29, 2005 at a 4.62% interest rate. (See Note D of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

B.    Foreign Currency Risk

Sales and earnings derived from international markets and net assets within international markets are subject to, among others, the risks of currency fluctuations primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In the first nine months of 2004, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations, but may not be indicative of future results. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At October 2, 2004, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity pricing exposure. At October 2, 2004, the Company did not have any material outstanding commodity forward contracts.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and the Company’s Chief Financial Officer and the Company’s Corporate Disclosure and Controls Committee, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and the Company’s Chief Financial Officer concluded that as of the end of such period, the Company’s disclosure controls and procedures are effective to ensure that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.    Submission of Matters to a Vote of Security Holders

On August 27, 2004, the sole stockholder of the Company, the former Nortek Holdings, Inc., adopted and approved, by unanimous written consent in lieu of a special meeting, the Agreement and Plan of Merger between the former Nortek Holdings, Inc. and the Company, which provided for the merger of the former Nortek Holdings, Inc., with and into the Company.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

The items marked with an asterisk are filed herewith.

	*	31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	*	31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	*	32.1 Certificate of Chief Executive Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	*	32.2 Certificate of Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

		August 5, 2004	Item 5, Other Events and Regulation FD Disclosure

Item 7, Financial Statements and Exhibits

		August 5, 2004	Item 9, Regulation FD Disclosure

		August 18, 2004	Item 9, Regulation FD Disclosure

		August 19, 2004	Item 5, Other Events and Regulation FD Disclosure

Item 7, Financial Statements and Exhibits

		August 27, 2004	Item 8.01, Other Events

Item 9.01, Financial Statements and Exhibits

		September 1 2004	Item 1.01, Entry Into a Material Definitive Agreement

Item 2.03, Creation of a Direct Financial Obligation

Item 5.01, Change of Control of Registrant

Item 5.02, Departure of Directors or Principal Officers
Election of Directors; Appointment of Principal Officers

Item 9.01, Financial Statements and Exhibits

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.
(Registrant)

/s/Almon C. Hall
Almon C. Hall,
Vice President and
Chief Financial Officer

November 16, 2004