Form 10-K
period 2004-12-31
NORTEK INC
filed 2005-03-29
CIK 1216596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
                            (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2004
OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________
Commission file number: 333-119902

Nortek, Inc.
(exact name of Registrant as specified in its charter)

Delaware	05-0314991
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

50 Kennedy Plaza
Providence, Rhode Island	02903-2360
(Address of principal executive offices)	(zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (401) 751-1600

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes__ No X

The aggregate market value of voting stock held by non-affiliates is zero.
The number of shares of Common Stock outstanding as of March 25, 2005 was 3,000.

PART I ITEM 1. BUSINESS

Acquisition and the 2003 Recapitalization Transactions

On November 20, 2002, Nortek, Inc. (the “Company” or “Nortek”) reorganized into a holding company structure and each outstanding share of capital stock of the Company was converted into an identical share of capital stock of Nortek Holdings, Inc. (the “former Nortek Holdings”), a Delaware corporation formed in 2002, with the former Nortek Holdings becoming the successor public company and the Company becoming a wholly-owned subsidiary of the former Nortek Holdings (the “Nortek Holdings Reorganization”). On January 9, 2003, the former Nortek Holdings was acquired by certain affiliates and designees of Kelso & Company L.P. (“Kelso”) and certain members of the Company’s management in a transaction valued at approximately $1.6 billion including all of the Company’s indebtedness (the “2003 Recapitalization”). As a result, the Company’s shares of capital stock are no longer publicly traded, however, the Company continues to file periodic reports with the Securities and Exchange Commission (“SEC”) as a voluntary filer as required by the respective indentures of certain of the Company’s outstanding notes payable. On July 15, 2004, THL Buildco Holdings, Inc. (“THL Buildco Holdings”) and THL Buildco, Inc. (“THL Buildco”), newly formed Delaware corporations affiliated with Thomas H. Lee Partners L.P., entered into a stock purchase agreement with the owners of the former Nortek Holdings, including affiliates of Kelso, and certain members of the Company’s management, pursuant to which THL Buildco agreed to purchase all the outstanding capital stock of the former Nortek Holdings. Prior to the completion of the THL Transactions, Nortek, Inc. was a wholly owned direct subsidiary of the former Nortek Holdings and THL Buildco was a wholly owned direct subsidiary of THL Buildco Holdings.

On August 27, 2004, THL Buildco purchased all of the outstanding capital stock of the former Nortek Holdings pursuant to the stock purchase agreement in a transaction valued at approximately $1.74 billion (the “Acquisition”). Immediately upon the completion of this acquisition, THL Buildco was merged with and into the former Nortek Holdings, with the former Nortek Holdings continuing as the surviving corporation. The former Nortek Holdings was then merged with and into Nortek with Nortek continuing as the surviving corporation and a wholly-owned subsidiary of THL Buildco Holdings. THL Buildco Holdings was then renamed Nortek Holdings, Inc. (“Nortek Holdings”). Nortek Holdings is wholly owned by NTK Holdings, Inc., which is wholly owned by THL-Nortek Investors, LLC, a Delaware limited liability company (“Investors LLC”). In connection with the Acquisition, members of Nortek management reinvested a portion of their equity interest in the former Nortek Holdings for an equity interest in Investors LLC and interests in a deferred compensation plan established by Nortek Holdings (the Acquisition and the above events are collectively referred to herein as the “THL Transaction”). See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report and Notes 1, 2 and 7 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

General

The Company is a diversified manufacturer of residential and commercial building products, operating within two principal segments: the Residential Building Products Segment and the Air Conditioning and Heating Products Segment. Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, the manufactured housing, the do-it-yourself, or DIY, and professional remodeling and renovation markets.  As used in this report, the terms “Company” and “Nortek” refer to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as “Company” and “Nortek” are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.

The levels of residential replacement and remodeling, new residential construction and non-residential construction significantly impact the Company’s performance. Interest rates, seasonality, inflation, consumer spending habits and unemployment are several factors that affect these levels.

Additional information concerning the Company’s business is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, incorporated herein by reference. Information on foreign and domestic operations is set forth in Note 11 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

Residential Building Products Segment

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction, DIY and professional remodeling and renovation markets. The principal products sold by the Segment are:

•	kitchen range hoods,
•	built-in exhaust fans (such as bath fans and fan, heater and light combination units),
•	indoor air quality products,
•	medicine cabinets,
•	door chimes,
•	musical intercoms,
•	central vacuum systems,
•	surround sound systems,
•	multi-room audio and video distribution equipment, and
•	architectural loudspeakers

The Segment is the largest supplier in North America of range hoods, bath fans and combination units, indoor air quality products (such as continuous-ventilation systems and energy-recovery ventilators) and one of the leading suppliers in Western Europe and South America of luxury "Eurostyle" range hoods. Products are sold under the Broan®, NuTone®, Nautilus®, Venmar®, vanEE®, Best®, Channel Plus®, Elan®, SpeakerCraft® and M&S Systems® brand names, among others. A key component of the Company’s operating strategy for this Segment is to introduce new products that capitalize on our strong brand names and on our extensive distribution system. Other products sold by this Segment include, among others, door chimes, trash compactors, attic and whole house ventilators, air quality and HEPA whole-house filtration systems, ceiling fans, as well as, wireless security products, access control products, garage door and gate operators and infrared control equipment (marketed under the Linear®, Westinghouse®, Open House® and Xantech® brand names). The Company’s sales of kitchen range hoods and exhaust fans accounted for approximately 18.6% and 17.0%, respectively, of the Company’s consolidated net sales in 2004, 18.6% and 17.4%, respectively, of the Company’s consolidated net sales in 2003 and 18.6% and 17.7%, respectively, of the Company’s consolidated net sales in 2002.

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

With respect to certain product lines, private label customers accounted for approximately 17.8% of the total sales of this Segment in 2004.

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

The Segment had 18 manufacturing plants and employed approximately 4,300 full-time people as of December 31, 2004, of which approximately 210 were covered by a collective bargaining agreement which expired in 2004 and is currently under negotiation, approximately 440 are covered by a collective bargaining agreement which expires in 2005 and approximately 202 are covered by collective bargaining agreements which expire between 2007 and 2008. The Company believes that the Segment’s relationships with its employees are satisfactory.

Air Conditioning and Heating Products Segment

The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating and air conditioning systems and products (“HVAC”) for site-built residential and manufactured housing structures, custom-designed commercial applications and standard light commercial products.

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

Residential HVAC products for use in site-built homes are sold through independently-owned distributors who sell to HVAC contractors. The site-built residential HVAC market is very competitive. In this market, the Segment competes with, among others, Carrier Corporation, Rheem Manufacturing Company, Lennox Industries, The Trane Company, York International Corporation and Goodman Manufacturing. The Company estimates that more than half of the Segment’s sales of residential HVAC products in 2004 were attributable to the replacement market, which tends to be less cyclical than the new construction market.

The Segment competes in both the manufactured housing and site-built markets on the basis of breadth and quality of its product line, distribution, product availability and price. Although the Company believes that the Segment competes favorably with respect to certain of these factors, most of the Segment’s competitors have greater financial and marketing resources than the Segment and certain competitors may enjoy greater brand awareness.

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

The market for commercial HVAC equipment is segmented between standard and custom-designed equipment. Standard equipment can be manufactured at a lower cost and therefore offered at substantially lower initial prices than custom-designed equipment. As a result, suppliers of standard equipment generally have a larger share of the overall commercial HVAC market than suppliers of custom-designed equipment, including the Segment. However, because of certain building designs, shapes or other characteristics, the Company believes there are many applications for which custom-designed equipment is required or is more cost effective over the life of the building. Unlike standard equipment, the Segment's custom-designed commercial HVAC equipment can be designed to match the exact space, capacity and performance requirements of the customer. The Segment's packaged rooftop and self-contained walk-in equipment rooms maximize a building’s rentable floor space because they are located outside the building. In addition, factors relating to the manner of construction and timing of installation of commercial HVAC equipment can often favor custom-designed rather than standard systems. As compared with site-built and factory built HVAC systems, the Segment's systems are factory assembled according to customer specifications and then installed by the customer or third parties, rather than assembled on site, permitting extensive testing prior to shipment. As a result, the Segment's commercial systems can be installed later in the construction process than site-built systems, thereby saving the owner or developer construction and labor costs. The Segment sells its commercial products primarily to contractors, owners and developers of commercial office buildings, manufacturing and educational facilities, hospitals, retail stores and governmental buildings. The Segment seeks to maintain strong relationships nationwide with design engineers, owners and developers, and the persons who are most likely to value the benefits and long-term cost efficiencies of the Segment's custom-designed equipment.

The Company estimates that about 40% of the Segment’s commercial sales in 2004 were attributable to replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins. The Segment continues to develop product and marketing programs to increase penetration in the growing replacement and retrofit market.

The Segment's commercial products are marketed through independently-owned manufacturers' representatives and approximately 325 sales, marketing and engineering professionals as of December 31, 2004. The independent representatives are typically HVAC engineers, a factor which is significant in marketing the Segment's commercial products because of the design intensive nature of the market segment in which the Segment competes.

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

The Segment had 14 manufacturing plants and employed approximately 3,400 full-time people as of December 31, 2004, of which approximately 163 are covered by a collective bargaining agreement which expires in 2005. The Company believes that the Segment's relationships with its employees are satisfactory.

GENERAL CONSIDERATIONS

Employees

The Company employed approximately 7,700 full time persons at December 31, 2004.

Backlog

Backlog expected to be filled during 2005 was approximately $144,900,000 at December 31, 2004 ($137,400,000 at December 31, 2003). Backlog is not regarded as a significant factor for operations where orders are generally for prompt delivery. While backlog stated for December 31, 2004 is believed to be firm, the possibility of cancellations makes it difficult to assess the firmness of backlog with certainty.

Research and Development

The Company's research and development activities are principally new product development and represent approximately 1.7%, 1.5% and 1.4% of the Company’s consolidated net sales in 2004, 2003 and 2002, respectively.

Patents and Trademarks

The Company holds numerous design and process patents that it considers important, but no single patent is material to the overall conduct of its business. It is the Company's policy to obtain and protect patents whenever such action would be beneficial to the Company. The Company owns or licenses numerous trademarks that it considers material to the marketing of its products, including Broan®, NuTone®, Nautilus®, Venmar®, Guardian Plus™ Air Systems, vanEE®, Best®, Governair®, Mammoth®, Temtrol®, Miller®, Intertherm®, Frigidaire®, Tappan®, Philco®, Kelvinator®, Gibson®, Westinghouse®, Maytag®, Ventrol®, Webco™, Vapac®, Cubit®, Qualitair®, Edenaire®, Linear®, Channel Plus®, Open House®, Xantech®, Elan®, Via!®, SpeakerCraft®, Proficient Audio Systems™, OSCO®, OmniMount® and M&S Systems®. The Company believes that its rights in these trademarks are adequately protected.

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

Working Capital

The carrying of inventories to support customers and to permit prompt delivery of finished goods requires substantial working capital. Substantial working capital is also required to carry receivables. The demand for the Company's products is seasonal, particularly in the Northeast and Midwest regions of the United States and in Canada where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. Certain of the residential product businesses in the HVAC Segment have in the past been more seasonal in nature than the Company's other businesses’ product categories. As a result, the demand for working capital of the Company's subsidiaries is greater from late in the first quarter until early in the fourth quarter. See "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, incorporated herein by reference.

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

Approximate
Location (1)	Description	Square Feet

Residential Building Products Segment:
Union, IL	Manufacturing/Warehouse/Administrative	197,000 (2)
Hartford, WI	Manufacturing/Warehouse/Administrative	498,000 (4)
Mississauga, ONT, Canada	Manufacturing/Warehouse/Administrative	110,000
Sylmar, CA	Manufacturing/Administrative	18,000*
Xixang, Bao An County, Shenzhen, PRC	Manufacturing/Warehouse/Administrative	142,000*
Chaiwan, Hong Kong	Administrative	12,300*
Fabriano, Italy	Manufacturing/Warehouse/Administrative	166,000
Cerreto D'Esi, Italy	Manufacturing/Warehouse/Administrative	140,000
Montefano, Italy	Manufacturing/Warehouse/Administrative	93,000 (2)
Cleburne, TX	Manufacturing/Warehouse/Administrative	212,000 (4)
Los Angeles, CA	Manufacturing/Administrative	177,000*
Drummondville, QUE, Canada	Manufacturing/Warehouse/Administrative	76,000
Cincinnati, OH	Manufacturing/Warehouse/Administrative	836,000
Lexington, KY	Manufacturing/Warehouse/Administrative	40,000*
Carlsbad, CA	Administrative	30,000 (2)
Riverside, CA	Manufacturing/Administrative	82,000*
Casnovia, MI	Manufacturing/Warehouse/Administrative	23,000*
Dallax, TX	Manufacturing/Warehouse/Administrative	68,000
Phoenix, AZ	Manufacturing/Warehouse/Administrative	45,000*

Air Conditioning and Heating Products Segment:
St. Leonard d'Aston, QUE, Canada	Manufacturing/Administrative	95,000*
O’Fallon, MO	Warehouse/Administrative	70,000*
St. Peters, MO	Warehouse/Administrative	250,000*
St. Louis, MO	Manufacturing	214,000 (3)
St. Louis, MO	Manufacturing/Warehouse	103,000* (3)
Holland, MI	Manufacturing/Administrative	45,000*
Boonville, MO	Manufacturing	250,000 (4)
Boonville, MO	Warehouse/Administrative	150,000 (2)
Tipton, MO	Manufacturing	50,000 (4)
Poplar Bluff, MO	Manufacturing/Warehouse	445,000**
Dyersburg, TN	Manufacturing/Warehouse	368,000**
Chaska, MN	Manufacturing/Administrative	230,000*
Oklahoma City, OK	Manufacturing/Administrative	127,000 (4)
Okarche, OK	Manufacturing/Warehouse/Administrative	210,000 (4)
Saskatoon, Saskatchewan, Canada	Manufacturing/Administrative	69,000*
Springfield, MO	Manufacturing/Warehouse/Administrative	77,000*
Anjou, QUE, Canada	Manufacturing/Administrative	122,000*
Edenbridge, U.K.	Manufacturing/Administrative	92,000*
Fenton, Stoke-on-Trent, U.K.	Manufacturing/Administrative	104,000*
Other:
Providence, RI	Administrative	23,400*

(1)	Certain locations may represent more than one property and the square footage includes all properties within that location.

(2)
These facilities are pledged as security under various subsidiary debt agreements. (See Note 6 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.)

(3)
During 2003, the Company initiated restructuring activities related to the closure of two facilities in St. Louis, Missouri, in order to relocate the operations to other facilities. The relocation of operations was completed in 2004 and the closing on the sale of one of the facilities is scheduled for March 30, 2005. (See Note 13 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.)

(4)	These facilities are pledged as security under the Company’s Senior Secured Credit Facility.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to numerous federal, state and local laws and regulations, including environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with the material laws and regulations applicable to it. The Company is involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by the Company after a release has occurred. In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous substances management. The Company believes that all such claims asserted against it, or such obligations incurred by it, will not have a material adverse effect upon the Company’s financial condition or results of operations. Expenditures in 2004, 2003 and 2002 to evaluate and remediate such sites were not material. However, the Company is presently unable to estimate accurately its ultimate financial exposure in connection with identified or yet to be identified remedial actions due among other reasons to: (i) uncertainties surrounding the nature and application of environmental regulations, (ii) the Company's lack of information about additional sites to which it may be listed as a potentially responsible party (“PRP”), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation is joint and several, each PRP is potentially wholly liable for other PRP’s that become insolvent or bankrupt. Thus, the solvency of other PRP’s could directly affect the Company's ultimate aggregate clean-up costs. In certain circumstances, the Company’s liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

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

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

On November 20, 2002, the Company reorganized into a holding company structure and each outstanding share of capital stock of the Company was converted into an identical share of capital stock of the former Nortek Holdings. The former Nortek Holdings became the successor public company, and the Company became a wholly-owned subsidiary of the former Nortek Holdings. As of November 20, 2002, there is no established public trading market for the Company’s capital stock. As of March 25, 2005, there were 3,000 shares of common stock of the Company authorized and 3,000 shares of common stock of the Company outstanding, all of which are owned by Nortek Holdings. On January 9, 2003, the Company declared and distributed to the former Nortek Holdings a cash dividend of approximately $120,000,000 and distributed approximately $27,900,000 for reimbursement of fees and expenses of Kelso as contemplated by the Recapitalization. No other dividends have been declared or distributed by the Company through December 31, 2004. The Company’s Senior Secured Term Loan and the Indenture for its 8 1/2% $625,000,000 senior subordinated notes due 2014 contain restrictions on the Company’s ability to pay certain dividends. For more information see Note 6 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

See Notes 1, 2 and 7 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

ITEM 6. CONSOLIDATED SELECTED FINANCIAL DATA

	For the Periods
	Post- Acquisition	Post-Recapitalization		Pre-Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -	Jan. 1, 2001 -	Jan. 1, 2000 -
	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000
	(In millions except ratios)

Consolidated Summary of Operations:
Net sales	$561.0	$1,117.9	$1,480.6	$24.8	$1,376.5	$1,286.4	$1,289.6
Operating earnings (loss)	42.1	32.6	159.4	(81.8)	120.5	111.1	142.8
Earnings (loss) from continuing operations	(2.2)	(111.3)	62.1	(60.9)	44.2	33.8	60.0
Earnings (loss) from discontinued operations	(0.5)	67.4	12.1	(1.0)	18.3	(25.8)	(18.4)
Net earnings (loss)	(2.7)	(43.9)	74.2	(61.9)	62.5	8.0	41.6

Financial Position:
Unrestricted cash, investments and
marketable securities	$95.0	$202.0	$194.1	$283.6	$294.8	$255.3	$138.3
Working capital	284.1	(645.2)	689.8	830.0	816.3	745.3	730.9
Total assets	2,297.3	1,730.4	2,100.0	1,781.2	1,830.9	1,819.9	1,836.8
Total debt--
Current	19.8	13.4	15.3	4.4	5.5	10.0	20.5
Long-term	1,350.2	30.4	1,324.6	953.7	953.8	959.7	919.4
Current ratio	1.9:1	0.5:1	2.7:1	2.9:1	3.1:1	2.6:1	2.4:1
Debt to equity ratio	3.3:1	0.4:1	6.7:1	3.5:1	3.0:1	3.6:1	3.3:1
Depreciation and amortization expense
including non-cash interest	24.4	50.5	38.2	0.7	32.6	40.4	36.1
Amortization of goodwill included in
depreciation and amortization expense	---	---	---	---	---	8.7	8.8
Capital expenditures	15.1	12.8	24.7	0.2	19.0	26.9	29.2
Stockholder’s investment	416.9	114.6	200.2	272.1	317.5	271.3	282.2

See the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein regarding the effect on operating results of acquisitions, discontinued operations and other matters. See Part II, Item 5 of this report, incorporated herein by reference, for a discussion on certain Stockholder Matters.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nortek, Inc. and its continuing wholly-owned subsidiaries (individually and collectively the “Company” or “Nortek”) are diversified manufacturers of residential and commercial building products, operating within two principal segments: the Residential Building Products Segment and the Air Conditioning and Heating Products Segment. In the results of operations presented below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense not allocated to reportable segments. Through its principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself (“DIY”), and professional remodeling and renovation markets. (As used in this report, the terms “Company” and “Nortek” refer to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as “Company” and “Nortek” are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.)

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction and DIY and professional remodeling and renovation markets. The principal products sold by the segment include:

•	kitchen range hoods,
•	built-in exhaust fans (such as bath fans and fan, heater and light combination units),
•	indoor air quality products,
•	medicine cabinets,
•	door chimes,
•	musical intercoms,
•	central vacuum systems,
•	surround sound systems,
•	multi-room audio and video distribution equipment, and
•	architectural loudspeakers

The Air Conditioning and Heating Products Segment manufactures and sells heating, ventilating and air conditioning systems and products (“HVAC”) for site-built residential and manufactured housing structures, custom-designed commercial applications and standard light commercial products.

On July 15, 2004, THL Buildco Holdings, Inc. (“THL Buildco Holdings”) and THL Buildco, Inc. (“THL Buildco”), newly formed Delaware corporations affiliated with Thomas H. Lee Partners L.P., entered into a stock purchase agreement with the owners of Nortek Holdings, Inc., Nortek’s former parent company (referred to herein as “the former Nortek Holdings”), including affiliates of Kelso & Company, L.P. (“Kelso”) and certain members of the Company’s management, pursuant to which THL Buildco agreed to purchase all the outstanding capital stock of the former Nortek Holdings. Prior to the completion of the THL Transaction, Nortek was a wholly owned direct subsidiary of the former Nortek Holdings and THL Buildco was a wholly owned direct subsidiary of THL Buildco Holdings. On January 9, 2003, the former Nortek Holdings was acquired by Kelso and certain members of the Company’s management in a transaction valued at approximately $1.6 billion including all of the Company’s indebtedness (the “2003 Recapitalization”).

On August 27, 2004, THL Buildco purchased all of the outstanding capital stock of the former Nortek Holdings pursuant to the stock purchase agreement in a transaction valued at approximately $1.74 billion (the “Acquisition”). Immediately upon the completion of the Acquisition, THL Buildco was merged with and into the former Nortek Holdings, with the former Nortek Holdings continuing as the surviving corporation, and the former Nortek Holdings was then merged with and into Nortek with Nortek continuing as the surviving corporation and a wholly-owned subsidiary of THL Buildco Holdings. THL Buildco Holdings was then renamed Nortek Holdings, Inc. (“Nortek Holdings”). Nortek Holdings is wholly owned by NTK Holdings, Inc., which is wholly owned by THL-Nortek Investors, LLC, a Delaware limited liability company (“Investors LLC”). In connection with the Acquisition, members of Nortek management reinvested a portion of their equity interest in the former Nortek Holdings for an equity interest in Investors LLC, the ultimate parent entity of Nortek, Inc., and interests in a deferred compensation plan established by Nortek Holdings (the Acquisition and the above events are collectively referred to herein as the “THL Transaction”).

The consolidated financial statements presented elsewhere herein prior to August 28, 2004 reflect the financial position, results of operations and cash flows of the former Nortek Holdings, the predecessor company. Subsequent to August 27, 2004, the consolidated financial statements presented elsewhere herein reflect the financial position, results of operations and cash flows of Nortek, Inc., the successor company, which was the surviving company from the mergers noted above in the THL Transaction.

In connection with the Acquisition, the former Nortek Holdings and Nortek purchased for cash through a tender offer or redeemed for cash pursuant to the applicable indenture governing such notes all of the former Nortek Holdings’ 10% Senior Discount Notes due 2011 (the “Senior Discount Notes”) and Nortek’s outstanding Senior Floating Rate notes due 2010 (the “Floating Rate Notes”). In addition, Nortek purchased for cash through a tender offer approximately 96% of the aggregate principal amount of its 9 7/8% Senior Subordinated Notes due 2011 (the “9 7/8% Notes”). Because the indenture governing the 9 7/8% Notes does not allow for redemption at the election of the Company, after completion of the tender offer on August 27, 2004, approximately $10,000,000 in aggregate principal amount of such notes were not tendered and remained outstanding at December 31, 2004.

In connection with the Acquisition, on August 27, 2004, Nortek entered into a senior secured credit facility providing for aggregate borrowings of up to $800,000,000 consisting of a term loan of $700,000,000 and a revolving credit facility of $100,000,000 with a syndicate of financial institutions and institutional lenders (the “Senior Secured Credit Facility”).

In connection with the Acquisition, on August 27, 2004, THL Buildco sold $625,000,000 aggregate principal amount of 8 1/2% Senior Subordinated Notes due 2014 (the “8 1/2% Notes”). Immediately following the sale of the 8 1/2% Notes, and as a result of the Acquisition and mergers described above, the Company succeeded to all of the obligations as issuer of the 8 1/2% Notes.

To partially finance the purchase price of the Acquisition, affiliates of Thomas H. Lee Partners, L.P. invested approximately $361,800,000 of cash and certain members of the Company’s senior management made a roll-over investment of approximately $111,800,000. These funds, together with approximately $155,300,000 of cash of the former Nortek Holdings, the $700,000,000 proceeds of the term loan borrowing under the Senior Secured Credit Facility and the $625,000,000 proceeds from the sale of the 8 1/2% Notes, were used to finance the Acquisition, to refinance certain existing notes of Nortek and the former Nortek Holdings and to pay related transaction costs.

See “Liquidity and Capital Resources” and Note 6 of the Notes to the Consolidated Financial Statements included elsewhere herein for further detail on the debt transactions described above.

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

On July 31, 2004, the Company sold the capital stock of its wholly owned subsidiary, La Cornue SAS (“La Cornue”) for net cash proceeds of approximately $5,800,000 and recorded a net after tax gain of approximately $900,000. La Cornue, situated outside of Paris, France, manufactures and sells high-end custom made cooking ranges and was included in the Company’s Residential Building Products reporting segment.

On February 12, 2004, the Company’s wholly-owned subsidiary, WDS, LLC, sold all of the capital stock of Ply Gem Industries, Inc. (“Ply Gem”); on April 2, 2002, Ply Gem sold the capital stock of its subsidiary Hoover Treated Wood Products, Inc. (“Hoover”); and on November 22, 2002, Ply Gem sold the capital stock of its subsidiary Richwood Building Products, Inc. (“Richwood”). The results of operations of the operating subsidiaries of Ply Gem, with the exception of Hoover, comprised the Company’s entire Window, Doors and Siding Products (“WDS”) reporting segment while Hoover and the corporate expenses of Ply Gem were previously included in Unallocated Other, net in the Company’s segment reporting.

The results of La Cornue, Ply Gem, Hoover and Richwood have been excluded from earnings (loss) from continuing operations and are classified separately as discontinued operations for all periods presented. Accordingly, for purposes of this presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations, all discussion relates to the results from continuing operations. (See Notes 1, 10 and 11 of the Notes to the Consolidated Financial Statements included elsewhere herein).

On December 17, 2004, the Company, through its indirect wholly-owned subsidiary, Linear LLC (“Linear”), acquired M&S Systems, LP (“M&S”). M&S is located in Dallas, TX and manufacturers and designs distributed audio and communication equipment, speakers and central vacuum systems. On March 9, 2004, the Company, through Linear, acquired OmniMount Systems, Inc. (“OmniMount”). OmniMount is located in Phoenix, AZ and manufactures and designs speaker mountings and other products to maximize the home theater experience. On December 15, 2003, the Company, through Linear, acquired all of the capital stock of Operator Specialty Company, Inc. (“OSCO”). OSCO is located in Casnovia, MI and manufactures and sells gate operators and door openers. On July 11, 2003, the Company, through Linear, acquired SpeakerCraft, Inc. (“SPC”). SPC is located in Riverside, CA and manufactures and sells in-wall and in-ceiling speakers, amplifiers and subwoofers. On January 17, 2003, the Company, through Linear, acquired Elan Home Systems L.L.C. (“Elan”). Elan is located in Lexington, KY and manufactures and sells home automation and audio video distribution equipment. These acquisitions have been accounted for under the purchase method of accounting and are included in the Company’s Residential Building Products Segment. Accordingly, the results of M&S, OmniMount, OSCO, SPC and Elan are included in the Company’s consolidated results since the date of their acquisition. (See “Liquidity and Capital Resources” and Note 3 of the Notes to the Consolidated Financial Statements included elsewhere herein).

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. (See the Notes to the Consolidated Financial Statements included elsewhere herein.) Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and other information available, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates. The Company’s critical accounting policies include:

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

Inventory Valuation

The Company values inventories at the lower of cost or market with approximately 54% as of December 31, 2004 valued using the last-in, first-out (“LIFO”) method and the remainder valued using the first-in, first-out (“FIFO”) method. In connection with both LIFO and FIFO inventories, the Company will record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. The Company believes that its procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are adjusted to the actual amounts.

Prepaid Income Tax Assets and Deferred Tax Liabilities

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal, state and foreign income tax returns be recognized in the balance sheet. As the Company generally does not file their income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. The Company requires each of its subsidiaries to submit year-end tax information packages as part of the year-end financial statement closing process so that the information used to estimate the deferred tax accounts at December 31 is reasonably consistent with the amounts expected to be included in the filed tax returns. SFAS No. 109 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference. As such, the Company has historically had prepaid income tax assets due principally to the unfavorable tax consequences of recording expenses for required book reserves for such things as, among others, bad debts, inventory valuation, insurance, product liability and warranty that cannot be deducted for income tax purposes until such expenses are actually paid. The Company believes that the amounts recorded as prepaid income tax assets will be recoverable through future taxable income generated by the Company, although there can be no absolute assurance that all recognized prepaid income tax assets will be fully recovered. The Company believes the procedures and estimates used in its accounting for income taxes are reasonable and in accordance with established tax law. The income tax estimates used have historically not resulted in material adjustments to income tax expense in subsequent periods when the estimates are adjusted to the actual filed tax return amounts, although there may be reclassifications between the current and long-term portion of the deferred tax accounts.

Goodwill and Other Long-Lived Assets

The Company accounts for acquired goodwill and intangible assets in accordance with Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) which involves judgment with respect to the determination of the purchase price and the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill. The Company believes that the estimates that it has used to record its acquisitions are reasonable and in accordance with SFAS No. 141.

The Company accounts for acquired goodwill and goodwill impairment in accordance with SFAS No. 142, (see Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein) which requires considerable judgment in the valuation of acquired goodwill and the ongoing evaluation of goodwill impairment. The Company primarily utilizes a discounted cash flow approach in order to value the Company’s operating segments required to be tested for impairment by SFAS No. 142, which requires that the Company forecast future cash flows of the operating segments and discount the cash flow stream based upon a weighted average cost of capital that is derived from comparable companies within similar industries. The discounted cash flow calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable operating segment. The Company believes that its procedures for applying the discounted cash flow methodology, including the estimates of future cash flows, the weighted average cost of capital and the long-term growth rate, are reasonable and consistent with market conditions at the time of the valuation. The Company has evaluated the carrying value of segment goodwill and determined that no impairment existed at either the date of the Acquisition or its annual evaluation dates as of the first day of the fourth quarter. Accordingly, no adjustments were required to be recorded in the Company’s Consolidated Financial Statements.

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

Pensions and Post Retirement Health Benefits

The Company’s accounting for pensions, including supplemental executive retirement plans, and post retirement health benefit liabilities requires the estimating of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase and the assumed medical cost inflation rate. These estimates require a significant amount of judgment as items such as stock market fluctuations, changes in interest rates and plan amendments can have a significant impact on the assumptions used and therefore on the ultimate final actuarial determinations for a particular year. The Company believes the procedures and estimates used in its accounting for pensions and post retirement health benefits are reasonable and consistent with acceptable actuarial practices in accordance with accounting principles generally accepted in the United States.

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

Overview

We are a leading, diversified manufacturer and distributor of building products used in the residential remodeling, replacement and new construction markets (including the manufactured housing industry) and to a lesser extent the commercial construction and replacement markets. We have a diverse number of products that serve multiple markets through various distribution channels. We operate through two segments: the Residential Building Products Segment (“RBP”) and the Air Conditioning and Heating Products Segment (“HVAC”). For the year ended December 31, 2004 RBP accounted for about 58% of consolidated net sales and 87% of operating earnings before unallocated expense. HVAC accounted for the balance. A little more than half of our business is believed to be used in the replacement and remodeling markets and the balance serves the new construction markets. The manufactured housing and commercial construction industries have seen significant declines in the level of business activity over the past several years, which have had an adverse effect on our business, particularly for our HVAC Segment. The level of new construction, replacement and remodeling activity in site-built residential markets has been strong over the past several years and has contributed positively to our operating performance. Key industry activity affecting our businesses in the United States for the past three years was as follows:

	Source	% Increase (Decrease)
	of Data	2004	2003	2002

Residential construction spending	1	14.0%	13.0%	9.0%
Single family housing starts	1	7.0	10.0	7.0
New home sales	1	10.0	12.0	7.0
Residential improvement spending	1	4.0	6.0	13.0
Air conditioning and heat pump shipments	2	9.0	1.0	7.0
Manufactured housing shipments	1, 3	---	(22.0)	(13.0)
Non-residential construction spending	1	4.0%	(7.0)%	(13.0)%

Source of data:

(1)	U.S. Census Bureau
(2)	Air Conditioning and Refrigeration Institute
(3)	Manufactured Housing Institute

Our manufactured housing business for 2004 was about 7% of total sales vs. about 13% in 2000. Our HVAC business serving the commercial construction market was about 17% (including foreign commercial sales) of consolidated sales in 2004. A large portion of our manufacturing activity and customers are located in the United States of American although we do have manufacturing activity and sell product to customers in Canada, Europe and China among other countries. Our foreign sales in 2004 were about 20% of total sales. About 15% of total sales are through retail distribution and about 49% is to distributors and wholesalers and similar channels of distribution. Principal RBP products include kitchen range hoods, bath fans and indoor air quality products where we have large market shares. Principal HVAC products include residential air conditioners, heat pumps and furnaces and large custom and semi-custom commercial air handlers and cooling equipment. We have leading market shares in HVAC products in both the manufactured housing and custom and semi-custom commercial markets that we serve. In both segments we have employed a strategy of using well-recognized and respected brand names (both owned and licensed) and have introduced new products and made selected acquisitions to improve growth and profitability. As a result we have experienced stable and strong cash flow from continuing operations during the past three years. In both our manufactured housing and Commercial HVAC products businesses, we have maintained our market shares and we believe that we can quickly respond to rebounds in these markets over the long term.

In late 2003 through 2004, our HVAC business serving the residential markets undertook a significant facilities rationalization and restructuring. This project included the start-up of a new 368,000 square foot manufacturing facility in Dyersburg, TN, closure of a 214,000 square foot manufacturing facility in St. Louis, MO and expansion of two other locations, as well as, significant changes in distribution and warehouse facilities. The relocation of production lines to Dyersburg, TN and other changes in production, as well as, the ramp up of production and training of new workforces resulted in unfavorable charges (including severance and production inefficiencies) to operating results of about $6,900,000 in 2003 and about $10,200,000 in 2004 in the HVAC segment.

In 2005 we expect manufactured housing and commercial construction markets to remain weak, residential new construction to decline moderately and remodeling and replacement activity to grow moderately. We also expect that our brand strategy for residential site-built HVAC products will allow us to gain market share. In RBP in 2005 we expect to continue to grow and improve the profitability of our electronics products through the integration of our acquisitions. In 2005 we also expect to achieve further cost reductions in raw material and purchased components in all our businesses through our strategic sourcing software and systems development. During 2002, 2003 and 2004 we experienced significant increases in the price we pay for raw steel and steel fabricated parts. Overall our annual purchases in this category are about 10% of total cost of products sold. We also buy some component parts from suppliers that use steel in their manufacturing process. While we have had some success in raising prices to our customers for some products (including a January 2005 price increase on certain HVAC product for residential site-built markets), as a result of higher steel costs, there is no assurance that we will be able to offset all steel increases in 2005. We also rely on our strategic sourcing initiatives to mitigate the effect of higher steel costs. Material cost as a percentage of net sales has been fairly stable reflecting higher steel costs, partially offset from benefits realized from our strategic sourcing initiatives, and was approximately 44.0% in 2002, 43.7% in 2003 and 44.4% in 2004. In the following discussion of the results of operations for the year 2004 as compared to 2003 we will talk about the significance of a number of factors that affected our operations including, among others, the following:

•	The effect of the Acquisition by Thomas H. Lee and the impact of purchase accounting
•	The facilities rationalization and restructuring of our residential site-built HVAC business
•	The effect of acquisitions in the RBP segment
•	The softness in manufactured housing and commercial HVAC markets
•	The effect of changes in foreign exchange rates

In our discussion of Liquidity and Capital Resources we have reviewed a number of transactions and summarized and analyzed our cash flow activity during the past year. We began the year with about $194,000,000 of unrestricted cash and investments and ended the year with about $95,000,000. We have also included information with respect to our future cash flow requirements. During the past year we had a number of transactions that significantly affected our financial position including the Acquisition on August 27, 2004 whereby we used about $155,000,000 of our existing cash and significant equity investments were made by both THL Buildco and the Company’s management (through the rollover of equity interests). Also in 2004, we completed the sale of Ply Gem. Net after tax proceeds of about $450,000,000 from the sale of Ply Gem together with cash from the sale of $200,000,000 principal amount of Floating Rate Notes, and existing cash allowed us to redeem $695,000,000 principal amount of fixed rate senior notes in the first quarter of 2004. In 2004, we used about $32,000,000 of our cash for acquisitions to further grow our electronics businesses in our RBP segment.

In connection with the Acquisition on August 27, 2004, we borrowed $700,000,000 under a new senior secured term loan and had available a $100,000,000 revolving credit facility. We also sold $625,000,000 of 8 1/2% Notes. These borrowings, the $155,000,000 of existing cash noted above, the $362,000,000 investment by Thomas H. Lee Partners and managements’ rollover equity were used to finance the Acquisition. The revolving credit facility is available for working capital and other needs (at December 31, 2004 the Company had approximately $74,000,000 available unused on the revolving credit facility and approximately $10,000,000 unused under the Canadian facility) including posting letters of credit. At December 31, 2004, our total indebtedness was about $1,370,000,000 and was about $1,340,000,000 at December 31, 2003.

Results of Operations

The combined year ended December 31, 2004 post-Acquisition and post-Recapitalization periods have been compared to the combined year ended December 31, 2003 and the year ended December 31, 2002 for purposes of management’s discussion and analysis of the results of operations. Any references, below, to the years ended December 31, 2004 and 2003 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

	Post-Recapitalization	Post-Acquisition	Combined
	Jan. 1, 2004 -	Aug. 28, 2004 -	Year Ended
	Aug. 27, 2004	Dec. 31, 2004	Dec. 31, 2004
	(Dollar amounts in millions)
Net sales:
Residential Building Products	$623.9	$349.0	$972.9
Air Conditioning and Heating Products	494.0	212.0	706.0
Consolidated net sales	$1,117.9	$561.0	$1,678.9
Operating earnings (loss):
Residential Building Products	$102.8	$52.6	$155.4
Air Conditioning and Heating Products	25.5	(2.6)	22.9
Subtotal	128.3	50.0	178.3
Unallocated:
Expenses and charges arising from the Acquisition	(38.5)	---	(38.5)
Stock based compensation charges	(36.4)	(0.1)	(36.5)
Other, net	(20.8)	(7.8)	(28.6)
Consolidated operating earnings	32.6	$42.1	$74.7

Depreciation and amortization expense:
Residential Building Products	$15.4	$15.4	$30.8
Air Conditioning and Heating Products	10.0	6.7	16.7
Other	0.4	0.4	0.8
	$25.8	$22.5	$48.3
Operating earnings (loss) margin:
Residential Building Products	16.5%	15.1%	16.0%
Air Conditioning and Heating Products	5.2	(1.2)	3.2
Consolidated	2.9%	7.5%	4.4%

Depreciation and amortization expense as a % of net sales:
Residential Building Products	2.5%	4.4%	3.2%
Air Conditioning and Heating Products	2.0	3.2	2.4
Consolidated	2.3%	4.0%	2.9%

*
During the period August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004, the Company recorded approximately $5,700,000 and $200,000, respectively of amortization of purchase price allocated to inventory as a non-cash charge to cost of products sold. Approximately $4,800,000 and $200,000, respectively, related to the Residential Building Products Segment and for the period from August 28, 2004 to December 31, 2004 approximately $900,000 related to the Air Conditioning and Heating Products Segment. There was no amortization of purchase price allocated to inventory in the Air Conditioning and Heating Products Segment in the period from January 1, 2004 to August 27, 2004.

The table below presents the combined year ended December 31, 2003 pre- and post-Recapitalization periods for purposes of management’s discussion and analysis of the results of operations.

	Pre-Recapitalization	Post-Recapitalization	Combined
	Jan. 1, 2003 -	Jan. 10, 2003 -	Year Ended
	Jan. 9, 2003	Dec. 31, 2003	Dec. 31, 2003
	(Dollar amounts in millions)
Net sales:
Residential Building Products	$16.2	$805.3	$821.5
Air Conditioning and Heating Products	8.6	675.3	683.9
Consolidated net sales	$24.8	$1,480.6	$1,505.4
Operating earnings (loss):
Residential Building Products	$2.7	$137.2	$139.9
Air Conditioning and Heating Products	(1.2)	58.4	57.2
Subtotal	1.5	195.6	197.1
Unallocated:
Expenses and charges arising
from the 2003 Recapitalization	(83.0)	---	(83.0)
Strategic sourcing, software
and systems development expense	(0.1)	(3.4)	(3.5)
Stock based compensation charges	---	(1.8)	(1.8)
Other, net	(0.2)	(31.0)	(31.2)
Consolidated operating earnings (loss):	(81.8)	$159.4	$77.6

Depreciation and amortization expense:
Residential Building Products	$0.3	$19.4	$19.7
Air Conditioning and Heating Products	0.3	11.8	12.1
Other	---	0.6	0.6
	$0.6	$31.8	$32.4

Operating earnings (loss) margin:
Residential Building Products	16.7%	17.0%	17.0%
Air Conditioning and Heating Products	(14.0)	8.6	8.4
Consolidated	(329.8)%	10.8%	5.2%

Depreciation and amortization
expense as a % of net sales:
Residential Building Products	1.9%	2.4%	2.4%
Air Conditioning and Heating Products	3.5	1.7	1.8
Consolidated	2.4%	2.1%	2.2%

*     During the period from January 10, 2003 to December 31, 2003, the Company recorded approximately $5,400,000 of amortization of purchase price allocated to inventory as a non-cash charge to cost of products sold. Approximately $4,800,000 related to the Residential Building Products Segment and approximately $600,000 related to the Air Conditioning and Heating Products Segment.

The tables that follow present the net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company’s principal segments for the combined periods ended December 31, 2004 and 2003 and the year ended December 31, 2002, the dollar amount and percentage change of such results as compared to the prior year and the percentage to net sales of operating earnings and depreciation and amortization expense for the combined periods ended December 31, 2004 and 2003 and the year ended December 31, 2002:

				Net Change
	Years Ended December 31,			2004 to 2003		2003 to 2002
	2004 (1)	2003 (1)	2002	$	%	$	%
	(Dollar amounts in millions)
Net sales:
Residential Building Products	$972.9	$821.5	$722.0	$151.4	18.4%	$99.5	13.8%
Air Conditioning and Heating Products	706.0	683.9	654.5	22.1	3.2	29.4	4.5
Consolidated net sales	$1,678.9	$1,505.4	$1,376.5	$173.5	11.5%	$128.9	9.4%

Operating earnings (loss):
Residential Building Products (2)	$155.4	$139.9	$123.8	$15.5	11.1%	$16.1	13.0%
Air Conditioning and Heating Products (2)	22.9	57.2	61.5	(34.3)	(60.0)	(4.3)	(7.0)
Subtotal	178.3	197.1	185.3	(18.8)	(9.5)	11.8	6.4
Unallocated:
Expenses and charges arising
from the Acquisition	(38.5)	---	---	(38.5)	*	---	---
Expenses and charges arising
from the 2003 Recapitalization	---	(83.0)	(6.6)	83.0	100.0	(76.4)	*
Strategic sourcing software and
systems development expense	---	(3.5)	(3.7)	3.5	100.0	0.2	5.4
Re-Audit fees and expenses	---	---	(2.1)	---	---	2.1	*
1999 equity performance plan incentive	---	---	(4.4)	---	---	4.4	*
Stock based compensation charges	(36.5)	(1.8)	(0.7)	(34.7)	*	(1.1)	(157.1)
Other, net	(28.6)	(31.2)	(47.3)	2.6	8.3	16.1	34.0
Consolidated operating earnings	$74.7	$77.6	$120.5	$(2.9)	(3.7)%	$(42.9)	(35.6)%

Depreciation and amortization expense (3):
Residential Building Products	$30.8	$19.7	$15.3	$11.1	56.3%	$4.4	28.8%
Air Conditioning and Heating Products	16.7	12.1	13.2	4.6	38.0	(1.1)	(8.3)
Other	0.8	0.6	0.3	0.2	33.3	0.3	100.0
	$48.3	$32.4	$28.8	$15.9	49.1%	$3.6	12.5%

Operating earnings margin:
Residential Building Products	16.0%	17.0%	17.1%
Air Conditioning and Heating Products	3.2	8.4	9.4
Consolidated	4.4%	5.2%	8.8%

Depreciation and amortization
expense as a % of net sales:
Residential Building Products	3.2%	2.4%	2.1%
Air Conditioning and Heating Products	2.4	1.8	2.0
Consolidated	2.9%	2.2%	2.1%

* not applicable or not meaningful

(1)
The year ended December 31, 2004 represents the combined Post-Recapitalization and Post-Acquisition periods of January 1, 2004 to August 27, 2004 and August 28, 2004 to December 31, 2004, respectively. The year ended December 31, 2003 represents the combined pre- and post-Recapitalization periods of January 1, 2003 to January 9, 2003 and January 10, 2003 to December 31, 2003, respectively.

(2)
The operating results of the Air Conditioning and Heating Products Segment for the year ended December 31, 2004 include approximately $2,600,000 of costs associated with the closure of certain manufacturing facilities and approximately $7,600,000 of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility. The operating results of the Air Conditioning and Heating Products Segment for the period from January 10, 2003 to December 31, 2003 include approximately $5,800,000 of costs associated with the closure of certain manufacturing facilities and approximately $1,100,000 of costs and expenses associated with the startup of a new manufacturing facility. There were no costs recorded in the period from January 1, 2003 to January 9, 2003 related to the closure of certain manufacturing facilities within the Air Conditioning and Heating Products Segment. The operating results of the Residential Building Products Segment for the year ended December 31, 2004 and the period from January 10, 2003 to December 31, 2003 include approximately $5,900,000 and $100,000, respectively, of compensation expense related to stock options issued to employees of this segment in accordance with SFAS No. 123 and the operating results of the Air Conditioning and Heating Products Segment include approximately $6,200,000 and $100,000, respectively of compensation expense related to stock options issued to employees of this segment in accordance with SFAS No. 123.

(3)
During the year ended December 31, 2004 and the period from January 10, 2003 to December 31, 2003, the Company recorded approximately $5,900,000 and $5,300,000, respectively, of amortization of excess purchase price allocated to inventory as a non-cash charge to cost of products sold. In the year ended December 31, 2004, $5,000,000 was allocated to the Residential Buildings Products Segment and $900,000 was allocated to the Air Conditioning and Heating Products Segment. For the period from January 10, 2003 to December 31, 2003, approximately $4,700,000 of such amortization was allocated to the Residential Building Products Segment and approximately $600,000 was allocated to the Air Conditioning and Heating Products Segment.

The combined year ended December 31, 2004 post-Acquisition and post-Recapitalization periods have been compared to the combined year ended December 31, 2003 and the year ended December 31, 2002 for purposes of management’s discussion and analysis of the results of operations. Any references, below, to the years ended December 31, 2004 and 2003 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

	Post-Recapitalization	Post-Acquisition	Combined
	Jan. 1, 2004 -	Aug. 28, 2004	Year Ended
	Aug. 27, 2004	Dec. 31, 2004	Dec. 31, 2004
	(Dollar amounts in millions)

Net sales	$1,117.9	$561.0	$1,678.9
Cost of products sold	792.8	409.1	1,201.9
Selling, general and administrative expenses, net	199.9	101.4	301.3
Amortization of intangible assets	8.9	8.4	17.3
Expenses and charges arising from the Acquisition	83.7	---	83.7
Operating earnings	32.6	42.1	74.7
Interest expense	(56.1)	(40.3)	(96.4)
Loss from debt retirement	(130.7)	---	(130.7)
Investment income	1.5	0.3	1.8
Earnings (loss) before provision (benefit) for income taxes	(152.7)	2.1	(150.6)
Provision (benefit) for income taxes	(41.4)	4.3	(37.1)
Loss from continuing operations	(111.3)	(2.2)	(113.5)
Earnings (loss) from discontinued operations	67.4	(0.5)	66.9
Net loss	$(43.9)	$(2.7)	$(46.6)

	Percentage of Net Sales
	Post-Recapitalization	Post-Acquisition	Combined
	Jan. 1, 2004 -	Aug. 28, 2004	Year Ended
	Aug. 27, 2004	Dec. 31, 2004	Dec. 31, 2004

Net sales	100.0%	100.0%	100.0%
Cost of products sold	70.9	72.9	71.6
Selling, general and administrative expenses, net	17.9	18.1	18.0
Amortization of intangible assets	0.8	1.5	1.0
Expenses and charges arising from the Acquisition	7.5	---	5.0
Operating earnings	2.9	7.5	4.4
Interest expense	(5.0)	(7.2)	(5.7)
Loss from debt retirement	(11.7)	---	(7.8)
Investment income	0.1	0.1	0.1
Earnings (loss) before provision (benefit) for income taxes	(13.7)	0.4	(9.0)
Provision (benefit) for income taxes	(3.7)	0.8	(2.2)
Loss from continuing operations	(10.0)	(0.4)	(6.8)
Earnings (loss) from discontinued operations	6.0	(0.1)	4.0
Net loss	(4.0)%	(0.5)%	(2.8)%

The table below presents the combined year ended December 31, 2003 pre- and post-Recapitalization periods for purposes of management’s discussion and analysis of the results of operations.

	Pre-Recapitalization	Post-Recapitalization	Combined
	Jan. 1, 2003 -	Jan. 10, 2003 -	Year Ended
	Jan. 9, 2003	Dec. 31, 2003	Dec. 31, 2003
	(Dollar amounts in millions)

Net sales	$24.8	$1,480.6	$1,505.4
Cost of products sold	18.5	1,054.0	1,072.5
Selling, general and administrative expenses, net	5.0	258.1	263.1
Amortization of intangible assets	0.1	9.1	9.2
Expenses and charges arising from the
2003 Recapitalization	83.0	---	83.0
Operating earnings (loss)	(81.8)	159.4	77.6
Interest expense	(1.0)	(57.4)	(58.4)
Investment income	0.1	1.5	1.6
Earnings (loss) before provision (benefit) for
income taxes	(82.7)	103.5	20.8
Provision (benefit) for income taxes	(21.8)	41.4	19.6
Earnings (loss) from continuing operations	(60.9)	62.1	1.2
Earnings (loss) from discontinued operations	(1.0)	12.1	11.1
Net earnings (loss)	$(61.9)	$74.2	$12.3

	Percentage of Net Sales
	Pre-Recapitalization	Post-Recapitalization	Combined
	Jan. 1, 2003 -	Jan. 10, 2003 -	Year Ended
	Jan. 9, 2003	Dec. 31, 2003	Dec. 31, 2003

Net sales	100.0%	100.0%	100.0%
Cost of products sold	74.6	71.2	71.2
Selling, general and administrative expenses, net	20.2	17.4	17.5
Amortization of intangible assets	0.4	0.6	0.6
Expenses and charges arising from the
2003 Recapitalization	334.7	---	5.5
Operating earnings (loss)	(329.9)	10.8	5.2
Interest expense	(4.0)	(3.9)	(3.9)
Investment income	0.4	0.1	0.1
Earnings (loss) before provision (benefit) for
income taxes	(333.5)	7.0	1.4
Provision (benefit) for income taxes	(87.9)	2.8	1.3
Earnings (loss) from continuing operations	(245.6)	4.2	0.1
Earnings (loss) from discontinued operations	(4.0)	0.8	0.7
Net earnings (loss)	(249.6)%	5.0%	0.8%

The tables that follow set forth, for each of the three years in the period ended December 31, 2004 (a) certain consolidated operating results, (b) the percentage change of such results as compared to the prior year, (c) the percentage which such results bear to net sales and (d) the change of such percentages as compared to the prior year:

				Percentage Change
	Year-ended December 31,			2004 (1) to	2003 (1) to
	2004 (1)	2003 (1)	2002	2003	2002
	(Dollar amounts in millions)

Net sales	$1,678.9	$1,505.4	$1,376.5	11.5%	9.4%
Cost of products sold	1,201.9	1,072.5	987.0	(12.1)	(8.7)
Selling, general and administrative expenses, net	301.3	263.1	259.5	(14.5)	(1.4)
Amortization of intangible assets	17.3	9.2	2.9	(88.0)	*
Expenses and charges arising from
the Acquisition	83.7	---	---	*	*
Expenses and charges arising from
the 2003 Recapitalization	---	83.0	6.6	*	*
Operating earnings	74.7	77.6	120.5	(3.7)	(35.6)
Interest expense	(96.4)	(58.4)	(52.4)	(65.1)	(11.5)
Loss from debt retirement	(130.7)	---	---	*	*
Investment income	1.8	1.6	5.9	12.5	(72.9)
Earnings (loss) from continuing operations
before provision (benefit) for income taxes	(150.6)	20.8	74.0	*	(71.9)
Provision (benefit) for income taxes	(37.1)	19.6	29.8	*	34.2
(Loss) earnings from continuing operations	(113.5)	1.2	44.2	*	(97.3)
Earnings from discontinued operations	66.9	11.1	18.3	*	(39.3)
Net (loss) earnings	$(46.6)	$12.3	$62.5	* %	(80.3)%

	Percentage of Net Sales			Change in Percentage
	Year-ended December 31,			2004 to	2003 to
	2004 (1)	2003 (1)	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	---%	---%
Cost of products sold	71.6	71.2	71.7	(0.4)	0.5
Selling, general and administrative expenses, net	18.0	17.5	18.8	(0.5)	1.3
Amortization of intangible assets	1.0	0.6	0.2	(0.4)	(0.4)
Expenses and charges arising from
the Acquisition	5.0	---	---	(5.0)	---
Expenses and charges arising from
the 2003 Recapitalization	---	5.5	0.5	5.5	(5.0)
Operating earnings	4.4	5.2	8.8	(0.8)	(3.6)
Interest expense	(5.7)	(3.9)	(3.8)	(1.8)	(0.1)
Loss from debt retirement	(7.8)	---	---	(7.8)	---
Investment income	0.1	0.1	0.4	---	(0.3)
Earnings (loss) from continuing operations
before provision (benefit) for income taxes	(9.0)	1.4	5.4	(10.4)	(4.0)
Provision (benefit) for income taxes	(2.2)	1.3	2.2	3.5	0.9
(Loss) earnings from continuing operations	(6.8)	0.1	3.2	(6.9)	(3.1)
Earnings from discontinued operations	4.0	0.7	1.3	3.3	(0.6)
Net (loss) earnings	(2.8)%	0.8%	4.5%	(3.6)%	(3.7)%

(1)
The year ended December 31, 2004 represents the combined Post-Acquisition and Post-Recapitalization periods of August 28, 2004 to December 31, 2004 and January 1, 2004 to August 27, 2004, respectively. The year ended December 31, 2003 represents the combined pre- and post-Recapitalization periods of January 1, 2003 to January 9, 2003 and January 10, 2003 to December 31, 2003, respectively.

* not applicable or not meaningful

Year ended December 31, 2004 as compared to the year ended December 31, 2003

The Company's segments have a significant number of different products across a wide range of price points and numerous distribution channels that do not always allow meaningful quantitative analysis to be performed with respect to the effect on net sales of changes in units sold or the price per unit sold. The Company however, does ensure that whenever the underlying causes of material increases or decreases in consolidated net sales can be adequately analyzed and quantified, that appropriate disclosure of such reasons, including changes in price, volume and the mix of products sold is made.

Combined consolidated net sales from continuing operations increased approximately $173,500,000 or 11.5% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Net sales increased for the year ended December 31, 2004 as compared to the year ended December 31, 2003 as a result of the effect of changes in foreign currency exchange rates, acquisitions in the Residential Building Products Segment, as well as price increases and higher net sales volume.

In the Residential Building Products Segment, combined net sales increased approximately $151,400,000 or 18.4% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The year ended December 31, 2004 includes increases of approximately $19,200,000 attributable to the effect of changes in foreign currency exchange rates and approximately $63,300,000 attributable to acquisitions. The increase in net sales volume in the Residential Building Products Segment in 2004 as compared to 2003 was primarily due to increased volume of bathroom exhaust fans and range hoods as a result of the ongoing stability in the residential housing construction and remodeling markets and from the introduction of new products. In addition, increased net sales volume from the Company’s surround sound systems, multi-room audio and video distribution equipment, garage door operators and wireless security products contributed to the increase in net sales. To a lesser extent, net sales increased due to sales price increases.

In the Air Conditioning and Heating Products Segment, combined net sales increased approximately $22,100,000 or 3.2% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The year ended December 31, 2004 includes increases of approximately $11,000,000 attributable to the effect of changes in foreign currency exchange rates in this Segment. Net sales in the Air Conditioning and Heating Products Segment for HVAC products sold to residential site-built customers constituted the largest category of product sold to a particular group of customers within this segment in 2004 and increased approximately 2.5% over 2003. The increase in net sales in this Segment in the year ended December 31, 2004 as compared to the year ended December 31, 2003 was due principally to growth from this segment’s brand-name strategy of HVAC products sold to customers serving the residential site built market. To a lesser extent, net sales increased due to sales price increases. Sales of the Company’s commercial HVAC products and residential products sold to manufactured housing customers were up slightly in the year ended December 31, 2004 over the same period in 2003, before considering the effect of foreign exchange, as continued softness is being experienced by this industry. Net sales of HVAC products sold to residential site built customers in 2004 were negatively impacted due to an unseasonably cool summer, aggravated by severe weather conditions in the southeastern portion of the United States in the third and fourth quarter. The Company does not believe that it will see any meaningful recovery in the manufactured housing and commercial HVAC markets in 2005.

Overall, increases in sales levels in the year ended December 31, 2004 reflect the ongoing stability of the housing construction and remodeling markets and our expanded branding effort in the Company’s line of air conditioning and heating products. For the years ended December 31, 2004 and 2003, the Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 6.6% and 7.1%, respectively, of the Company’s consolidated net sales.

Combined consolidated cost of products sold was approximately $1,201,900,000 for the year ended December 31, 2004 as compared to approximately $1,072,500,000 for the year ended December 31, 2003. Cost of products sold, as a percentage of net sales, increased from approximately 71.2% 2003 to approximately 71.6% for the year ended December 31, 2004. Combined cost of products sold for the year ended December 31, 2004 includes (1) approximately $37,100,000 of cost of products sold from acquisitions, (2) approximately $2,600,000 of severance and other costs associated with the closure of certain manufacturing facilities, (3) approximately $7,600,000 of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility, (4) approximately $7,100,000 of increased depreciation expense of property, plant and equipment in the year ended December 31, 2004 as compared to the year ended December 31, 2003 arising primarily from finalizing the fair value adjustments related to the 2003 Recapitalization in the fourth quarter of 2003 and the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004, (5) an increase of approximately $23,600,000 related to the effect of changes in foreign currency exchange rates, (6) a non-cash charge of approximately $200,000 in 2004 related to the amortization of purchase price allocated to inventory as a result of the OmniMount acquisition and (7) a non-cash charge of approximately $5,700,000 in 2004 related to the amortization of purchase price allocated to inventory as a result of the Acquisition. A more complete discussion on depreciation and its impact on the year ended December 31, 2004 is available in the paragraphs below. Combined cost of products sold for 2003 includes (1) a non-cash charge of approximately $800,000 related to the amortization of purchase price allocated to inventory related to the acquisition of Elan and SPC, (2) a non-cash charge of approximately $4,500,000 related to the amortization of purchase price allocated to inventory as a result of the 2003 Recapitalization and (3) approximately $6,900,000 of restructuring charges and plant start-up costs.

In the Residential Building Products Segment, cost of products sold for the year ended December 31, 2004 was approximately $624,100,000 as compared to approximately $535,600,000 in the year ended December 31, 2003. Cost of products sold in this segment for 2004 includes (1) approximately $37,100,000 of cost of products sold from acquisitions, (2) approximately $4,000,000 of increased depreciation expense of property, plant and equipment in 2004 as compared to 2003 arising from finalizing the fair value adjustments related to the 2003 Recapitalization in the fourth quarter of 2003 and the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004, (3) an increase of approximately $14,400,000 related to the effect of changes in foreign currency exchange rates, (4) a non-cash charge of approximately $200,000 in 2004 related to the amortization of purchase price allocated to inventory as a result of the OmniMount acquisition and (5) a non-cash charge of approximately $4,800,000 in 2004 related to the amortization of purchase price allocated to inventory as a result of the Acquisition. Cost of products sold in this segment for 2003 includes approximately $3,900,000 and $800,000 related to the amortization of purchase price allocated to inventory arising from the 2003 Recapitalization and the acquisitions of Elan and SPC, respectively.

In the Air Conditioning and Heating Products Segment cost of products sold for the year ended December 31, 2004 was approximately $577,800,000 as compared to approximately $536,900,000 for the year ended December 31, 2003. Cost of products sold in this segment in 2004 includes (1) an increase of approximately $9,200,000 related to the effect of changes in foreign currency exchange rates, (2) approximately $2,600,000 of costs associated with the closure of certain manufacturing facilities, (3) approximately $7,600,000 of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility, (4) approximately $3,100,000 of increased depreciation expense of property, plant and equipment in 2004 as compared to 2003 arising from finalizing the fair value adjustments related to the 2003 Recapitalization in the fourth quarter of 2003 and the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004 and (5) a non-cash charge of approximately $900,000 in 2004 related to the amortization of purchase price allocated to inventory as a result of the Acquisition. Cost of products sold in this segment for the year ended December 31, 2003 includes approximately $5,800,000 of severance and other costs associated with the closure of certain manufacturing facilities, approximately $1,100,000 of costs and expenses associated with the startup of a new manufacturing facility and also includes in 2003 a non-cash charge of approximately $600,000 related to the amortization of purchase price allocated to inventory arising from the 2003 Recapitalization.

Material costs were approximately 44.4% and 43.7% of net sales for the year ended December 31, 2004 and 2003, respectively. Both of the Company’s segments experienced material cost increases related primarily to purchases of steel, copper and aluminum in the year ended December 31, 2004 as compared to the year ended December 31, 2003. These cost increases were partially offset by the effect of increased sales prices of certain of the Company’s products and material cost improvements due to the Company’s strategic sourcing initiatives.

Both of the Company’s segments experienced higher shipping costs in the year ended December 31, 2004 as compared to the year ended December 31, 2003, primarily for residential HVAC products where shipping costs increased from 3.4% of such net sales in 2003 to 4.3% in 2004.

Depreciation expense increased approximately $7,100,000 in 2004 as compared to 2003, which is primarily due to the full year impact of the fourth quarter 2003 finalization of the fair value adjustments related to the 2003 Recapitalization, including a reduction in the estimated remaining useful lives, and the additional depreciation expense associated with capital expenditures. Approximately $4,000,000 and $3,100,000 of the increase relates to the Residential Building Products Segment and Air Conditioning and Heating Products Segment, respectively. In connection with both the initial and final allocations of purchase price to property, plant and equipment acquired as part of the Acquisition, the Company assigned new useful lives based upon the initial estimated and then the final useful lives adopted from the date of the Acquisition, respectively. Depreciation expense for the period from August 28, 2004 to December 31, 2004 reflects an increase of approximately $300,000 due to the finalization of the fair value adjustments related to the Acquisition, which includes a decrease in depreciation expense of approximately $500,000 related to revisions to the remaining useful lives and an increase in depreciation expense of approximately $800,000 related to the increase in fixed assets as a result of the adjustments to the allocation of purchase price. Depreciation expense related to property and equipment acquired as part the Acquisition was recorded based upon the historical allocation of purchase price and initial estimated useful lives for the period from August 28, 2004 to October 2, 2004 and based upon the final allocation of purchase price and final remaining useful lives for the period from October 3, 2004 to December 31, 2004. Depreciation expense would have been approximately $100,000 higher for the period from August 28, 2004 to December 31, 2004 if the final allocation of purchase price and final remaining useful lives adopted had been used to record depreciation expense for the period from August 28, 2004 to October 2, 2004, primarily due to an increase in the amount of the allocation of purchase price partially offset by the final remaining useful lives being longer than the initial estimates. (See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Combined consolidated selling, general and administrative expense (“SG&A”) was approximately $301,300,000 for the year ended December 31, 2004 as compared to approximately $263,100,000 for the year ended December 31, 2003. SG&A as a percentage of net sales increased from approximately 17.5% for the year ended December 31, 2003 to approximately 18.0% for the year ended December 31, 2004 and includes in 2004 (1) approximately $14,300,000 of SG&A from acquisitions in the Residential Building Products Segment, (2) an increase of approximately $4,600,000 related to the effect of changes in foreign currency exchange rates, (3) approximately $3,400,000 of stock based compensation expense and (4) a non-cash foreign exchange loss of approximately $400,000 on intercompany debt not permanently invested among the Company’s subsidiaries, of which approximately $300,000 is included in the Residential Building Products Segment. Approximately $2,600,000 of the increase in SG&A related to the effect of changes in foreign currency exchange is included in the Residential Building Products Segment in the year ended December 31, 2004 and approximately $2,000,000 of the increase in SG&A related to the effect of foreign currency exchange rates is included in the Air Conditioning and Heating Products Segment for the year ended December 31, 2004. SG&A in 2003 includes approximately $3,500,000 of direct expenses and fees associated with the Company’s strategic sourcing software and systems development and approximately $2,000,000 of stock based compensation, of which approximately $1,400,000 relates to the adoption of SFAS No. 123 in 2003 and approximately $600,000 relates to compensation expense in the fourth quarter of 2003 from the sale of stock. Approximately $1,800,000 of this stock based compensation expense is included in Unallocated. The direct expenses and fees associated with the Company’s strategic sourcing software and systems development for 2003 are set-forth separately in the segment data. The year ended December 31, 2003 also includes a non-cash foreign exchange gain of approximately $1,500,000 on intercompany debt not permanently invested among the Company’s subsidiaries, all of which is included in unallocated. The increase in the percentage in the year ended December 31, 2004 is principally due to acquisitions in the Residential Building Products Segment, which have a substantially higher level of SG&A than the overall segment in addition to the effect of the items noted above.

Combined amortization of intangible assets, as a percentage of net sales from continuing operations, increased from approximately 0.6% in the year ended December 31, 2003 to approximately 1.0% for the year ended December 31, 2004, as a result of an increase of approximately $8,100,000 in amortization of intangible assets in 2004 as compared to 2003. This increase of $8,100,000 consists of an increase of approximately $3,300,000 in the fourth quarter of 2004 due to the finalization of the fair value adjustments related to the Acquisition, an increase of approximately $2,000,000 related to the full year impact of the fourth quarter 2003 finalization of the fair value adjustments related to the 2003 Recapitalization, an increase of approximately $2,300,000 related to the full year impact of acquisitions made in 2003 and the impact of acquisitions made in 2004 in the Residential Building Products Segment and an increase of approximately $500,000 related to new intangible assets in 2004. Approximately $6,700,000, $1,200,000 and $200,000 of the increase relates to the Residential Building Products Segment, Air Conditioning and Heating Products Segment and Unallocated, respectively. The increase of approximately $3,300,000 due to the finalization of the fair value adjustments related to the Acquisition is caused by a combination of an increase of approximately $3,100,000 related to revisions to the timing of amortization and changes in useful lives and an increase of approximately $200,000 related to increases in intangible assets as a result of the allocation of purchase price. The increase of approximately $2,000,000 related to the full year impact of the fourth quarter 2003 finalization of the fair value adjustments related to the 2003 Recapitalization reflects the impact of both the increase in valuation and revisions in the estimated useful lives. In 2005, the Company expects to record approximately $16,900,000 of amortization of intangible assets, which is approximately $3,100,000 higher than the amortization of intangible assets expected for 2005 based upon the Company’s historical basis of accounting prior to the Acquisition. Amortization of intangible assets acquired as part of the Acquisition was recorded based upon the historical allocation of purchase price and initial estimated useful lives for the period from August 28, 2004 to October 2, 2004 and based upon the final allocation of purchase price and final remaining useful lives for the period from October 3, 2004 to December 31, 2004. Amortization of intangible assets would have been approximately $1,300,000 higher for the period from August 28, 2004 to December 31, 2004 if the final allocation of purchase price and final remaining useful lives adopted had been used to record amortization of intangible assets for the period from August 28, 2004 to October 2, 2004, primarily due to the final remaining useful lives being shorter than the initial estimates and an increase in the amount of the allocation of purchase price. (See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The operating results for the year ended December 31, 2004 includes approximately $83,700,000, or 5.0% as a percentage of net sales, of expenses and charges arising from the Acquisition. Approximately $45,200,000 (of which approximately $34,100,000 is included in unallocated) of stock based compensation expense that was incurred upon settlement of options in connection with the Acquisition was recorded in the third quarter of 2004. The year ended December 31, 2003 includes approximately $83,000,000, or 5.5% as a percentage of net sales, of expenses and charges arising from the 2003 Recapitalization. See Liquidity and Capital Resources and Notes 1 and 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for further discussion of these expenses and charges.

Combined consolidated operating earnings decreased by approximately $2,900,000 from approximately $77,600,000, or 5.2% as a percentage of net sales, for the year ended December 31, 2003 to approximately $74,700,000, or 4.4% as a percentage of net sales, for the year ended December 31, 2004 as a result of the factors discussed above.

Combined consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt premium and discount) of approximately $48,300,000 and $32,400,000 for the years ended December 31, 2004 and 2003, respectively. Acquisitions accounted for approximately $2,000,000 of the increase in such depreciation and amortization expense in 2004. Consolidated operating earnings in the year ended December 31, 2004 is net of approximately $7,100,000 of increased depreciation expense of property, plant and equipment and approximately $8,100,000 of increased amortization of intangible assets as compared to 2003 arising primarily from finalizing the fair value adjustments of each in the fourth quarter of 2003 related to the 2003 Recapitalization and the Acquisition in the fourth quarter of 2004. Depreciation and amortization expense noted above for 2004 includes approximately $5,900,000 of amortization expense from purchase price allocated to inventory primarily as a result of the Acquisition and includes approximately $5,300,000 for 2003 of amortization expense from purchase price allocated to inventory arising primarily from the 2003 Recapitalization. Operating earnings for 2004 includes a non-cash foreign exchange loss of approximately $400,000 on intercompany debt not permanently invested among the Company’s subsidiaries. For the year ended December 31, 2003 operating earnings include a non-cash foreign exchange gain of approximately $1,500,000 on intercompany debt not permanently invested.

Combined operating earnings of the Residential Building Products Segment for the year ended December 31, 2004 were approximately $155,400,000 as compared to approximately $139,900,000 for the year ended December 31, 2003. Operating earnings of this segment for 2004 include (1) an increase in earnings of approximately $2,000,000 from the effect of foreign currency exchange rates, (2) approximately $9,700,000 of operating earnings contributed by acquisitions, (3) approximately $4,000,000 of increased depreciation expense of property and equipment and approximately $6,700,000 of increased amortization of intangible assets during the year ended December 31, 2004 as compared to the same period in 2003 from finalizing the fair value adjustments of each in the fourth quarter of 2003 as a result of the 2003 Recapitalization and of the Acquisition in the fourth quarter of 2004, (4) approximately $5,900,000 of stock-based compensation charges (including approximately $5,300,000 of charges arising from the Acquisition), (5) a non-cash charge of approximately $5,000,000 of amortization of purchase price allocated to inventory primarily as a result of the Acquisition and (6) a non-cash foreign exchange loss of approximately $300,000 on intercompany debt not permanently invested among the Company's subsidiaries. Operating earnings of this segment for the year ended December 31, 2003 include approximately $4,700,000 of amortization expense from purchase price allocated to inventory related to the 2003 Recapitalization and approximately $100,000 of stock-based compensation charges. In addition to the effect of the items noted above, the increase in operating earnings in the Residential Building Products Segment in the year ended December 31, 2004 was primarily as a result of increased sales volume, principally bathroom exhaust fans and kitchen range hoods, due to the continued stability of new home construction and remodeling markets. In addition, increased net sales volume from the Company’s surround sound systems, multi-room audio and video distribution equipment, garage door openers and wireless security products contributed to the increase in operating earnings.

Combined operating earnings of the Air Conditioning and Heating Products Segment were approximately $22,900,000 for the year ended December 31, 2004 as compared to approximately $57,200,000 for the year ended December 31, 2003. Operating earnings of this segment for 2004 includes (1) approximately $2,600,000 of costs associated with the closure of certain manufacturing facilities, (2) approximately $7,600,000 of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility, (3) a decrease in earnings of approximately $200,000 from the effect of foreign currency exchange rates, (4) approximately $3,100,000 of increased depreciation expense of property and equipment and approximately $1,200,000 of increased amortization of intangible assets in 2004 as compared to 2003 from finalizing the fair value adjustments of each in the fourth quarter of 2003 related to the 2003 Recapitalization and the Acquisition in the fourth quarter of 2004, (5) approximately $900,000 of amortization of purchase price allocated to inventory related to the Acquisition and (6) approximately $6,200,000 of stock-based compensation charges (including approximately $5,800,000 of charges arising from the Acquisition). Operating earnings of this segment during the year ended December 31, 2003 include (1) approximately $5,800,000 of costs associated with the closure of certain manufacturing facilities, (2) approximately $1,100,000 of costs and expenses associated with the startup of a new manufacturing facility, (3) approximately $600,000 of amortization expense from purchase price allocated to inventory related to the 2003 Recapitalization and (4) approximately $100,000 of stock-based compensation charges. In addition to the items noted above, the decrease in operating earnings in the Air Conditioning and Heating Products Segment in 2004 was principally due to increased material costs within the entire segment and lower sales volume of commercial product lines due to the general slow down in the commercial market partially offset by sales price increases and by increased shipments in the residential site built market.

The combined operating expense in Unallocated was approximately $103,600,000 for the year ended December 31, 2004 as compared to approximately $119,500,000 for the year ended December 31, 2003. Operating expense in Unallocated for 2004 includes approximately $36,400,000 of stock-based compensation charges (including approximately $34,100,000 of charges arising from the Acquisition) and a non-cash foreign exchange loss of approximately $100,000 on intercompany debt not permanently invested among the Company's subsidiaries. Combined operating expense in Unallocated for the year ended December 31, 2003 includes approximately $1,800,000 of stock-based compensation charges and $3,500,000 of direct expenses and fees associated with the Company's strategic sourcing software and systems development. The year ended December 31, 2003 includes a non-cash foreign exchange gain of approximately $1,500,000 on intercompany debt not permanently invested among the Company’s subsidiaries. Combined operating expense in Unallocated for the year ended December 31, 2004 also includes approximately $38,500,000 of fees and expenses associated with the Acquisition (other than stock-based compensation) and for the year ended December 31, 2003 also includes approximately $83,000,000 of fees and expenses associated with the 2003 Recapitalization.

Combined operating earnings of foreign operations, consisting primarily of the results of operations of the Company's Canadian and European subsidiaries, were approximately 11.5% and 6.6% of operating earnings (before unallocated and corporate expense) in the years ended December 31, 2004 and 2003, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Combined interest expense increased approximately $38,000,000 or approximately 65.1% in the year ended December 31, 2004 as compared to the year ended 2003. The increase in interest expense in 2004 is primarily due to an increase of approximately $20,600,000 of interest expense related to the former Nortek Holdings 10% Senior Discount Notes issued in November 2003, $4,400,000 relating to the Floating Rate Notes issued in January 2004, both of which were redeemed in August 2004 and approximately $34,500,000 of increased interest expense and amortization of deferred financing costs from borrowings primarily in connection with the Acquisition and approximately $6,300,000 of interest expensed on August 28, 2004 from amortization of the THL Bridge Facility. These increases were partially offset by the effect of approximately $4,100,000 of interest expense in the first quarter of 2003 from the amortization of a bridge facility in connection with the Recapitalization, net of approximately $24,000,000 of reduced interest expense relating to the redemption and open market purchases in early 2004 and lower interest rates from the sale of Floating Rate Notes used to refinance the 8 7/8% Senior Notes. (See Note 6 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Combined investment income was approximately $1,800,000 and $1,600,000 for the years ended December 31, 2004 and 2003, respectively, and increased approximately $200,000 or 12.5% in 2004 as compared to 2003 primarily as a result of higher average invested balances.

The combined income tax benefit from continuing operations was approximately $37,100,000 for the year ended December 31, 2004 as compared to a combined provision for income taxes from continuing operations of approximately $19,600,000 for the year ended December 31, 2003. The income tax rates in both 2004 and 2003 differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, foreign income tax on foreign source income, state income tax provisions, and in 2004 due to the Acquisition and in 2003 due to the 2003 Recapitalization. (See Notes 1, 2 and 5 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Combined discontinued operations for the years ended December 31, 2004 and December 31, 2003 include earnings of approximately $66,900,000 (net of a tax provision of approximately $46,000,000) and $11,100,000 (net of a tax provision of approximately $6,800,000), respectively. (See Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

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

Company management uses EBITDA as a supplementary non-GAAP operating performance measure to assist with its overall evaluation of Company and subsidiary operating performance (including the performance of subsidiary management) relative to outside peer group companies. In addition, the Company uses EBITDA as an operating performance measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in the Company’s Credit Facility, note holders and Bond Rating agencies, among others, as a supplemental non-GAAP operating measure to assist them in their evaluation of the Company's performance. The Company is also active in mergers, acquisitions and divestitures and uses EBITDA as an additional operating performance measure to assess Company, subsidiary and potential acquisition target enterprise value and to assist in the overall evaluation of Company, subsidiary and potential acquisition target performance on an internal basis and relative to peer group companies. The Company uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment of potential valuation and relative performance and therefore does not place undue reliance on EBITDA as its only measure of operating performance. The Company believes EBITDA is useful for both the Company and investors as it is a commonly used analytical measurement for comparing company profitability, which eliminates the effects of financing, differing valuations of fixed and intangible assets and tax structure decisions. The Company believes that EBITDA is specifically relevant to the Company, due to the different degrees of leverage among its competitors, the impact of purchase accounting associated with the Acquisition and Recapitalization, which impacts comparability with its competitors who may or may not have recently revalued their fixed and intangible assets, and the differing tax structures and tax jurisdictions of certain of the Company's competitors. The Company has included EBITDA as a supplemental operating performance measure, which should be evaluated by investors in conjunction with the traditional GAAP performance measures discussed earlier in this Results of Operations section for a complete evaluation of the Company's operating performance.

	For the Periods
	Post-Acquisition	Post-Recapitalization		Pre-Recapitalization
	Aug. 28, 2004	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003
	(Amounts in thousands)

Net earnings (loss) *	$(2,700)	$(43,900)	$74,200	$(61,900)
Provision (benefit) for income taxes
from continuing operations	4,300	(41,400)	41,400	(21,800)
Provision (benefit) for income taxes
from discontinued operations	500	45,500	7,400	(600)
Interest expense from continuing operations	40,323	56,073	57,376	1,049
Interest expense from discontinued operations	---	4,609	38,984	1,239
Investment income from continuing operations	(325)	(1,520)	(1,482)	(119)
Investment income from discontinued operations	---	(52)	(196)	(2)
Depreciation expense from continuing operations	8,433	16,731	17,438	581
Depreciation expense from discontinued
operations	---	1,212	10,929	250
Amortization expense from continuing operations	14,095	9,092	14,369	64
Amortization expense from discontinued
discontinued operations	---	201	5,327	73
EBITDA	$64,626	$46,546	$265,745	$(81,165)

*     Includes approximately $(500,000), $67,400,000, $12,100,000 and $(1,000,000) of earnings (loss) from discontinued operations for the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004, from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003, respectively. (See Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

EBITDA for all periods presented includes the operating results of both continuing and discontinued operations. EBITDA for the period from January 1, 2004 to August 27, 2004 includes approximately $83,700,000 (including approximately $45,200,000 of stock based compensation expense) of expenses and charges arising from the Acquisition, approximately $3,400,000 of stock based compensation and approximately $130,700,000 of loss on debt retirement, which are recorded in earnings (loss) from continuing operations. EBITDA for the period from January 1, 2004 to August 27, 2004 also includes approximately $6,400,000 of stock based employee compensation charges related to the former Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem, which are recorded in earnings from discontinued operations. EBITDA for the period from January 1, 2003 to January 9, 2003 includes approximately $83,000,000 of expenses and charges arising from the 2003 Recapitalization and for the period from January 10, 2003 to December 31, 2003 includes approximately $2,000,000 of stock based compensation, both of which are recorded in earnings (loss) from continuing operations. EBITDA for the period January 10, 2003 to December 31, 2003 includes approximately $100,000 of stock based compensation in earnings from discontinued operations. (See Notes 1, 2 and 6 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Year Ended December 31, 2003 as Compared to the Year Ended December 31, 2002

Combined consolidated net sales from continuing operations increased approximately $128,900,000 or 9.4% for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The Company’s segments have a significant number of different products across a wide range of price points and numerous distribution channels that do not always allow meaningful quantitative analysis to be performed with respect to the effect on net sales of changes in units sold or the price per unit sold. The Company, however, does ensure that whenever the underlying causes of material increases or decreases in consolidated net sales can be adequately analyzed and quantified, appropriate disclosure of such reasons, including changes in price, volume and the mix of products sold is made. The effect of changes in foreign currency exchange rates accounted for approximately $37,000,000 of the increase in net sales from continuing operations for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Net sales increased for the year ended December 31, 2003 as compared to the year ended December 31, 2002 as a result of the acquisitions of Elan and SPC, price increases and higher net sales volume. In the Residential Building Products Segment, net sales increased approximately $99,500,000 or 13.8% and include an increase of approximately $27,700,000 attributable to the effect of changes in foreign currency exchange rates. The acquisition of Elan in January of 2003 and SPC in July of 2003 contributed approximately $46,000,000 of the increase in net sales for the Residential Building Products Segment. In the Air Conditioning and Heating Products Segment, net sales increased approximately $29,400,000 or 4.5% and include an increase of approximately $9,300,000 attributable to the effect of changes in foreign currency exchange rates.

Overall, increases in sales levels in the year ended December 31, 2003 reflect the ongoing stability of the housing construction and remodeling markets and our expanded branding effort in our line of air conditioning and heating products, partially offset by the general slowdown in commercial construction activity and the continued softness in the manufactured housing market. For the years ended December 31, 2003 and 2002, the Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 7.1% and 8.5%, respectively, of the Company’s consolidated net sales. The increase in net sales volume in the Residential Building Products Segment in the year ended December 31, 2003 as compared to the year ended December 31, 2002 was, in part, the result of new products and the ongoing stability in the residential housing construction and remodeling markets. Increased sales volume of bathroom exhaust fans, range hoods and garage door openers was also a factor in the increase in this segment. Net sales in the Air Conditioning and Heating Products Segment for HVAC products sold to residential site-built customers constituted the largest category of products sold to a particular group of customers within this segment in 2003 and increased approximately 22% over 2002. The increase in net sales in this segment in the year ended December 31, 2003 as compared to 2002 was due to continued growth principally from this segment's brand-name strategy of HVAC products to the residential site built market. In the year ended December 31, 2003, this segment benefited from the introduction of our Westinghouse® and Maytag® brands which were introduced in the third quarter of 2002 and from the ongoing success of existing brands. To a lesser extent, increased sales prices of HVAC residential products were also a factor in the increase in net sales. These increases were partially offset by the general slowdown in commercial construction activity, which reduced sales of the Company’s commercial HVAC products by approximately 6% and an approximate 9% decrease in sales to the manufactured housing market in this segment, as continued softness is being experienced by this industry.

Combined cost of products sold was approximately $1,072,500,000 for the year ended 2003 and approximately $987,000,000 for the year ended 2002. Cost of products sold, as a percentage of net sales, decreased from approximately 71.7% in the year ended December 31, 2002 to approximately 71.2% in the year ended December 31, 2003. Cost of products sold for 2003 includes approximately $23,600,000 of cost of products sold from the acquisitions of Elan and SPC, including non-cash charges of approximately $800,000 related to the amortization of purchase price allocated to inventory, an increase of approximately $29,600,000 related to the effect of changes in foreign currency exchange rates, a non-cash charge of approximately $4,500,000 related to the amortization of purchase price allocated to inventory as a result of the 2003 Recapitalization, approximately $8,100,000 of lower depreciation expense as a result of the fair value adjustment to property, plant and equipment and approximately $6,900,000 of restructuring charges and plant start-up costs. A more complete discussion on depreciation and its impact on the year ended December 31, 2003 and the expected impact on 2004 is available below. In the Residential Building Products Segment, cost of products sold for 2003 was approximately $535,700,000, as compared to approximately $474,700,000 in 2002, and includes approximately $23,600,000 of cost of products sold from the acquisitions of Elan and SPC, including non-cash charges of approximately $800,000 related to the amortization of purchase price allocated to inventory, an increase of approximately $21,700,000 related to the effect of changes in foreign currency exchange rates, a non-cash charge of approximately $3,900,000 related to the amortization of purchase price allocated to inventory related to the 2003 Recapitalization, and approximately $4,600,000 of lower depreciation expense as a result of the fair value adjustment to property, plant and equipment. In the Air Conditioning and Heating Products Segment cost of products sold in 2003 was approximately $536,800,000, as compared to approximately $512,300,000 in 2002, and includes an increase of approximately $7,900,000 related to the effect of changes in foreign currency exchange rates, a non-cash charge of approximately $600,000 related to the amortization of purchase price allocated to inventory, approximately $6,900,000 of restructuring charges and start up costs and approximately $3,500,000 of lower depreciation expense as a result of the fair value adjustment to property, plant and equipment.

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

In connection with both the initial and final allocations of purchase price to property and equipment acquired as part of the 2003 Recapitalization, the Company assigned new useful lives based upon the initial estimated and then the final useful lives adopted from the date of the 2003 Recapitalization, respectively, in order to determine depreciation expense for all periods subsequent to the 2003 Recapitalization. For the period from January 10, 2003 to December 31, 2003, the Company reflected approximately $8,100,000 of lower depreciation expense in continuing operations in cost of sales as compared to the Company’s historical basis of accounting prior to the 2003 Recapitalization. The lower depreciation expense reflects the favorable impact of approximately $12,200,000 related to revisions to the remaining useful lives, which was partially offset by the unfavorable impact of approximately $4,100,000 related to the increase in property, plant and equipment related to the allocation of purchase price. Depreciation expense related to property, plant and equipment acquired as part of the 2003 Recapitalization was recorded based upon the initial allocation of purchase price and initial estimated useful lives for the period from January 10, 2003 to October 4, 2003 and based upon the final allocation of purchase price and final useful lives adopted for the period from October 5, 2003 to December 31, 2003. Depreciation expense would have been approximately $3,600,000 higher for the period from January 10, 2003 to December 31, 2003 if the final allocation of purchase price and final remaining useful lives adopted had been used to record depreciation expense for the period from January 10, 2003 to October 4, 2003, primarily due to the final remaining useful lives adopted being shorter than the initial estimates, which was partially offset by the reduction in the amount of the final purchase price allocation. During the period from January 10, 2003 to December 31, 2003, the Company reflected amortization of purchase price allocated to inventory of approximately $4,500,000 in continuing operations in cost of sales related to inventory acquired as part of the 2003 Recapitalization. (See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.) Additionally, amortization of purchase price allocated to inventory of approximately $800,000 was reflected in continuing operations in cost of sales relating to the acquisition of Elan and SPC. No similar amortization was required for such inventory in 2002 under the Company’s historical basis of accounting. (See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Combined SG&A was approximately $263,100,000 for the year ended 2003 and approximately $259,500,000 for the year ended 2002. SG&A as a percentage of net sales decreased from approximately 18.8% in 2002 to approximately 17.5% in 2003. SG&A in 2003 includes approximately $15,200,000 of SG&A from the acquisitions of Elan and SPC in the Residential Building Products Segment, and an increase of approximately $5,800,000 related to the effect of changes in foreign currency exchange rates, of which approximately $3,600,000 is included in the Residential Building Products Segment and $2,200,000 is included in the Air Conditioning and Heating Products Segment. SG&A also includes in unallocated, approximately $3,500,000 of direct expenses and fees associated with the Company’s strategic sourcing software and systems development. SG&A in 2003 is also higher due to approximately $1,400,000 of stock based compensation from adopting SFAS No. 123 and $600,000 of compensation expense in the fourth quarter of 2003 from the sale of stock. SG&A in 2002 includes approximately $3,700,000 of direct expenses and fees associated with the Company’s strategic sourcing software and systems development, approximately $2,100,000 of fees and expenses incurred in connection with the Company’s re-audit of its Consolidated Financial Statements for each of the three years in the period ended December 31, 2001, a $4,400,000 charge relating to an incentive earned by certain of the Company’s officers under the Company’s 1999 Equity Performance Plan and approximately $700,000 of stock based-compensation charges, all of which are recorded in unallocated and approximately $1,000,000 in the fourth quarter of 2002 relating to restructuring charges in the Residential Building Products Segment. The direct expenses and fees associated with the Company’s strategic sourcing software and systems development, the fees and expenses related to the re-audit of the Company’s Consolidated Financial Statements and the charge relating to incentive earned by certain of the Company’s officers under the Company's 1999 Equity Performance Plan are set forth separately in the segment data. The decrease in the percentage is principally due, in part, to lower compensation and benefit expenses of certain members of management subsequent to the 2003 Recapitalization and higher sales without a proportionate increase in expense (in part, reflecting increased sales without an increase in fixed expenses) in the Air Conditioning and Heating Products segment in the fourth quarter and in the year ended December 31, 2003 in the Residential Building Products Segment. These decreases were partially offset by increased expense levels associated with the Company’s brand name strategy of HVAC products sold to the residential site built market.

Amortization of intangible assets, as a percentage of net sales from continuing operations, increased from approximately 0.2% in the year ended December 31, 2002 to approximately 0.6% in the year ended December 31, 2003 principally as a result of approximately $6,300,000 of higher amortization of intangible assets arising from the 2003 Recapitalization as compared to the Company’s historical basis of accounting prior to the 2003 Recapitalization, of which approximately $3,600,000 and $2,700,000 relates to the Residential Building Products Segment and the Air Conditioning and Heating Products Segment, respectively. This higher amortization reflects the combination of the unfavorable impact of approximately $1,400,000 related to revisions to the remaining useful lives and the unfavorable impact of approximately $4,900,000 related to the increase in intangible assets as a result of the allocation of purchase price. The acquisitions of Elan and SPC in the Residential Building Products Segment accounted for an additional increase of approximately $700,000. Amortization expense related to intangible assets acquired as part of the 2003 Recapitalization was recorded based upon the initial allocation of purchase price and estimated useful lives for the period from January 10, 2003 to October 4, 2003 and based upon the final allocation of purchase price and final useful lives for the period from October 5, 2003 to December 31, 2003. Amortization expense would have been approximately $1,800,000 higher for the period from January 10, 2003 to December 31, 2003 if the final allocation of purchase price and final remaining useful lives adopted had been used to record amortization expense for the period from January 10, 2003 to October 4, 2003, primarily due to the final remaining useful lives being shorter than the initial estimates, which was partially offset by the reduction in the amount of the allocation of purchase price. (See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Expenses and charges arising from the 2003 Recapitalization were $83,000,000 or 5.5%, as a percentage of net sales, and $6,600,000 or 0.5%, as a percentage of net sales, in 2003 and 2002, respectively. See “Liquidity and Capital Resources” and Notes 1, 2 and 14 of the Notes to the Consolidated Financial Statements included elsewhere herein, for further discussion of these expenses and charges.

Consolidated operating earnings decreased by approximately $42,900,000 from approximately $120,500,000, or 8.8% as a percent of net sales, in 2002 to approximately $77,600,000, or 5.2% as a percent of net sales, in 2003 as a result of the factors discussed above.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt premium and discount) of approximately $32,400,000 and $28,800,000 for the years ended December 31, 2003 and 2002, respectively. Consolidated operating earnings for the year ended December 31, 2003 includes approximately $5,300,000 of amortization expense from purchase price allocated to inventory and approximately $6,300,000 of additional amortization expense of intangible assets, partially offset by approximately $8,100,000 of lower depreciation expense of property, plant and equipment as a result of the fair value adjustments arising from acquisitions and the 2003 Recapitalization.

Operating earnings of the Residential Building Products Segment were approximately $139,900,000 in 2003 compared to approximately $123,800,000 in 2002 and include an increase of approximately $2,400,000 from the effect of foreign currency exchange rates, $7,600,000 of operating earnings contributed by the acquisition of Elan and SPC and an increase of approximately $4,600,000 of lower depreciation expense as a result of the fair value adjustment to property, plant and equipment in 2003. These increases were offset by decreased operating earnings from approximately $4,700,000 of amortization expense from purchase price allocated to inventory in 2003 and $3,600,000 of increased amortization from the estimated amount of fair value adjustment to intangible assets in 2003. Operating earnings in 2002 include a decrease of $1,000,000 relating to restructuring charges recorded in the fourth quarter of 2002. Operating earnings of the Air Conditioning and Heating Products Segment were approximately $57,200,000 in 2003 as compared to approximately $61,500,000 in 2002 and include an increase of approximately $3,500,000 of lower depreciation expense as a result of the fair value adjustment to property, plant and equipment in 2003. This increase was offset by decreased operating earnings of approximately $800,000 from the effect of foreign currency exchange rates, approximately $600,000 of amortization expense from purchase price allocated to inventory in 2003, $2,700,000 of increased amortization from the estimated amount of fair value adjustment to intangible assets in 2003 and $6,900,000 of restructuring charges and plant start-up costs in 2003. The operating expense in unallocated was approximately $119,500,000 for the year ended December 31, 2003 compared to expense of approximately $64,800,000 in 2002 and includes the effect of approximately $83,000,000 of fees and expenses associated with the 2003 Recapitalization, approximately $3,500,000 of direct expenses and fees associated with the Company’s strategic sourcing software and systems development incurred in 2003 and approximately $1,800,000 of stock based compensation expense in 2003. The operating expense in unallocated for 2002 includes approximately $6,600,000 of fees and expenses associated with the 2003 Recapitalization, the effect of the incentive earned by certain of the Company’s officers under the Company’s 1999 Equity Performance Plan of approximately $4,400,000 in the second quarter of 2002, the effect of the fees and expenses incurred in connection with the Company’s re-audit of its Consolidated Financial Statements for each of the three years in the period ended December 31, 2001 of approximately $2,100,000 in the third quarter of 2002, $3,700,000 of direct expenses and fees associated with the Company’s strategic sourcing software and systems development and approximately $700,000 of stock based compensation expense.

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

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries were approximately 6.6% and 7.6% of operating earnings (before unallocated and corporate expense) in 2003 and 2002, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest expense increased approximately $6,000,000 or approximately 11.4% in 2003 as compared to 2002. The increase in interest expense in 2003 is primarily due to approximately $3,600,000 of interest expense associated with the sale, on November 24, 2003 of $515,000,000 aggregate principal amount at maturity of its 10% Senior Discount Notes due May 15, 2011 and approximately $4,100,000 of interest expense from the amortization of the Bridge Facility commitment fees and related expenses and reflects the effect of a net increase in debt and approximately $3,200,000 of lower interest expense allocated to discontinued operations in 2003. These increases were partially offset by approximately $5,700,000 in the year ended December 31, 2003 of lower interest expense from the amortization of premium arising from the fair value adjustment on the date of the 2003 Recapitalization allocated to indebtedness as compared to the Company’s historical basis of accounting prior to the 2003 Recapitalization. Interest allocated to discontinued operations was approximately $38,600,000 and $41,800,000 for the years ended December 31, 2003 and 2002, respectively. (See “Liquidity and Capital Resources” and Notes 2 and 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

Investment income decreased approximately $4,300,000 or 72.9% in 2003 as compared to 2002 primarily as a result of lower average invested balances in 2003 as a result of the funds utilized in the 2003 Recapitalization and for acquisitions. Included in investment income in the year ended December 31, 2002 was approximately $2,600,000 related to restricted investments and marketable securities held by certain pension trusts (including related party amounts) which funds were distributed to participants on the date of the 2003 Recapitalization. (See Note 8 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The provision for income taxes from continuing operations was approximately $19,600,000 for the year ended December 31, 2003 as compared to approximately $29,800,000 for the year ended December 31, 2002. The income tax rates in both 2003 and 2002 differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, foreign income tax on foreign source income, state income tax provisions, and in 2003 due to the 2003 Recapitalization. (See Notes 1, 2 and 5 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

The table that follows presents a summary of the operating results of discontinued operations for the periods presented. (See Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

	For the Periods
	Post-Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002
	(Amounts in thousands)

Net sales	$532,100	$9,000	$537,300
Operating earnings (loss) of
discontinued operations *	$58,288	$(363)	$69,509
Interest expense, net	(38,788)	(1,237)	(42,709)
Earnings (loss) before provision
(benefit) for income taxes	19,500	(1,600)	26,800
Provision (benefit) for income taxes	7,400	(600)	10,300
Earnings (loss) from discontinued
operations	12,100	(1,000)	16,500

Gain on sale of discontinued operations	---	---	2,400
Income tax provision on sale of
discontinued operations	---	---	600
	---	---	1,800

Earnings (loss) from discontinued operations	$12,100	$(1,000)	$18,300

Depreciation and amortization expense	$16,256	$323	$15,161

*	Operating earnings (loss) of discontinued operations are net of Ply Gem corporate expenses previously included within Unallocated other, net in the Company's segment reporting.

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

The following table presents a reconciliation from net earnings (loss), which is the most directly comparable GAAP operating performance measure, to EBITDA:

	For the periods
	Post-Recapitalization	Pre-Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002
	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002
	(Amounts in thousands)

Net earnings (loss) *	$74,200	$(61,900)	$62,500
Provision (benefit) for income taxes
from continuing operations	41,400	(21,800)	29,800
Provision (benefit) for income taxes
from discontinued operations	7,400	(600)	10,900
Interest expense from continuing operations	57,376	1,049	52,345
Interest expense from discontinued operations	38,984	1,239	44,289
Investment income from continuing operations	(1,482)	(119)	(5,886)
Investment income from discontinued operations	(196)	(2)	(1,580)
Depreciation expense from continuing operations	17,438	581	25,961
Depreciation expense from discontinued
operations	10,929	250	11,952
Amortization expense from continuing operations	14,369	64	2,898
Amortization expense from discontinued
discontinued operations	5,327	73	3,209
EBITDA	$265,745	$(81,165)	$236,388

*       Includes approximately $12,100,000, $(1,000,000) and $18,300,000 of earnings (loss) from discontinued operations for the periods from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002, respectively. (See Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

EBITDA includes approximately $83,000,000 and $6,600,000 of expenses and charges arising from the 2003 Recapitalization recorded in the period from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002, respectively (see Notes 2 and 11 of the Notes to the Consolidated Financial Statements included elsewhere herein) and for the period from January 10, 2003 to December 31, 2003 includes approximately $2,000,000 of stock based compensation (see Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein), all of which is recorded in earnings (loss) from continuing operations.  EBITDA for the period January 10, 2003 to December 31, 2003 includes approximately $100,000 of stock based compensation in earnings from discontinued operations.

Liquidity and Capital Resources

In connection with the Acquisition, on August 27, 2004, the Company borrowed $700,000,000 under a term loan, under its Senior Secured Credit Facility which will be amortized through quarterly payments equal to 0.25% of the original principal amount of the term loan, or $1,750,000 per quarter for the first six years, with the balance paid in four equal quarterly installments thereafter. The facility also provides for a revolving credit facility with a maturity in August 2010, in an aggregated principal amount of $100,000,000, including both a letter of credit sub-facility and a swing line loan sub-facility. The proceeds of the term loan, together with the proceeds of the sale of the 8 1/2% Notes and the proceeds of a cash equity investment by an investor group led by affiliates of Thomas H. Lee Partners, L.P. (“TH Lee Group”), were used in connection with the Acquisition, to refinance certain existing notes of the Company and the former Nortek Holdings and to pay related transaction costs. Proceeds of revolving loans, swing line loans and letters of credit are available to provide financing for working capital and general corporate purposes.

The interest rates applicable to loans under the Company’s Senior Secured Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period (or a nine or 12 month period, if available) chosen by the Company, plus an applicable margin percentage. The alternate base rate will be the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of the rates on overnight federal funds transactions as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in U.S. dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which the Company’s lenders are subject. Swing line loans will bear interest at the interest rate applicable to alternate base rate revolving loans.

The applicable margin percentage is initially a percentage per annum equal to (1) 1.50% for alternate base rate term loans and 1.25% for alternate base rate revolving loans and (2) 2.50% for adjusted LIBOR rate term loans and 2.25% for adjusted LIBOR rate revolving loans. The Company is also obligated to pay a commitment fee, quarterly in arrears, initially equal to 0.50% per annum in respect of any unused commitments under the revolving credit facility. Following the delivery of the Company's financial statements for the second full fiscal quarter after the closing, the applicable margin percentages and the commitment fee are subject to adjustment based upon its leverage ratio.

The obligations under the Senior Secured Credit Facility are guaranteed by Nortek Holdings and by all of the Company’s existing and future significant domestic “restricted subsidiaries” (as defined in the credit facility) and are secured by substantially all of the Company’s assets and the assets of the guarantors, whether now owned or later acquired, including a pledge of all of the Company’s capital stock, the capital stock of certain of the Company’s domestic subsidiaries and 65% of the capital stock of each of the Company’s significant foreign subsidiaries that is directly owned by the Company or a guarantor subsidiary.

On August 27, 2004, in connection with the Acquisition, the Company sold $625,000,000 of 8 1/2% Senior Subordinated Notes due September 1, 2014 (“8 1/2% Notes”). The 8 1/2% Notes accrue interest at 8 1/2% which is payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2005. The 8 1/2% Notes are unsecured and are subordinated to all existing and future debt including the Senior Secured Credit Facility. The 8 1/2% Notes are guaranteed by all of the Company’s current and certain future domestic subsidiaries and are not guaranteed by any of the Company’s subsidiaries outside of the United States as defined by the indenture governing the 8 1/2% Notes (see Note 6 of the Notes to the Consolidated Financial Statements included elsewhere herein). The 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, at any time and from time to time, on or after September 1, 2009 at 104.25%, declining to 100% on September 1, 2012. In addition, at anytime prior to September 1, 2007, 35% of the aggregate principal amount of the 8 1/2% Notes are redeemable with proceeds of equity offerings at 108.5% of the principal amount. The indenture governing the 8 1/2% Notes contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, repurchase of the Company’s capital stock and the making of certain other restricted payments, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indenture and other agreements).

On August 27, 2004, the Company accounted for the Acquisition as a purchase in accordance with SFAS No. 141, EITF 88-16 and the Push-Down Accounting rules and regulations (see Notes 1 and 2 of the Notes to the Consolidated Financial Statements included elsewhere herein).

A summary of the approximate sources and uses of funds in connection with the Acquisition and the THL Transaction described herein is as follows:

(Amounts in thousands)
Sources:
Borrowings under the Senior Secured Credit Facility	$700,000
Proceeds from sale of 8 1/2% Notes	625,000
TH Lee Group cash equity investment (1)	361,800
Cash from the former Nortek Holdings	155,300
$1,842,100

Uses:
Purchase price paid to former Nortek Holdings stockholders	$816,300
Repayment of existing debt, including interest and redemption premiums	925,600
Transaction fees and expenses	100,200
$1,842,100

(1)	Excludes approximately $111,800,000 of equity in the former Nortek Holdings that the Company’s management reinvested into Investors LLC and a deferred compensation plan of Nortek Holdings.

On July 20, 2004, the former Nortek Holdings and the Company commenced tender offers to purchase for cash all of the former Nortek Holdings’ outstanding Senior Discount Notes, Nortek’s outstanding 9 7/8% Notes and Nortek’s outstanding Floating Rate Notes. In connection with the Acquisition, all of the former Nortek Holdings’ outstanding Senior Discount Notes and Nortek’s outstanding Floating Rate Notes that were not tendered pursuant to the tender offers were redeemed in accordance with the provisions of the indentures governing such notes permitting redemption. Because the indenture governing the 9 7/8% Notes does not allow for redemption, after completion of the tender offer on August 27, 2004, approximately $10,000,000 in aggregate principal amount of such notes remained outstanding and remains outstanding as of December 31, 2004. Approximately $925,600,000 of proceeds from the 8 1/2% Notes offering and Senior Secured Credit Facility were used to repurchase approximately $515,000,000 in principal amount at maturity of the former Nortek Holdings’ Senior Discount Notes, $200,000,000 in principal amount of Nortek’s Floating Rate Notes and $240,000,000 in principal amount of Nortek’s 9 7/8% Notes, including interest and redemption premiums. As a result of these debt redemptions, the Company recorded a pre-tax loss on debt retirement of approximately $118,800,000 on August 27, 2004 including a loss on the redemption of the former Nortek Holdings 10% Senior Discount Notes of approximately $67,000,000.

From January 1, 2004 through February 3, 2004, the Company purchased approximately $14,800,000 of its 9 1/4% Notes and approximately $10,700,000 of its 9 1/8% Notes in open market transactions. On March 15, 2004, the Company redeemed all of the Company’s outstanding 9 1/4% Notes (approximately $160,200,000 in principal amount) and on March 14, 2004 redeemed all of its outstanding 9 1/8% Notes (approximately $299,300,000 in principal amount). The 9 1/4% Notes and 9 1/8% Notes were redeemed at a redemption price of 101.542% and 103.042%, respectively, of the principal amount thereof plus accrued and unpaid interest. The 9 1/4% Notes and 9 1/8% Notes ceased to accrue interest as of the respective redemption dates indicated above. The Company used the net after tax proceeds from the sale of Ply Gem of approximately $450,000,000, together with existing cash on hand, to fund the redemption of the 9 1/4% Notes and 9 1/8% Notes. On March 14, 2004, the Company redeemed $60,000,000 of the Company's outstanding 8 7/8% Notes (see below). The 8 7/8% Notes were called at a redemption price of 104.438% of the principal amount thereof plus accrued and unpaid interest.

On March 1, 2004, the Company completed the sale of $200,000,000 of Floating Rate Notes. The Company used the net proceeds of approximately $196,000,000 from the sale of the Floating Rate Notes, together with existing cash on hand, to fund the redemption of the 8 7/8% Notes.

On November 24, 2003, the former Nortek Holdings completed the sale of $515,000,000 aggregate principal amount at maturity ($349,400,000 gross proceeds) of its Senior Discount Notes. The net proceeds of the offering were used to pay a dividend of approximately $298,474,000 to holders of the former Nortek Holdings capital stock and approximately $41,000,000 of these proceeds were used by the former Nortek Holdings to purchase additional capital stock of the Company. The Company used these proceeds to fund the majority of a cash distribution of approximately $41,600,000 to option holders of the rollover options in the fourth quarter of 2003.

On August 27, 2004, in connection with the Acquisition, the former Nortek Holdings and the Company purchased for cash through a tender offer or redeemed for cash pursuant to the applicable indenture governing such notes all of the former Nortek Holdings’ Senior Discount Notes (approximately $376,500,000 of accreted principal as of August 27, 2004), all of its outstanding Floating Rate Notes ($200,000,000 in principal amount as of August 27, 2004) and approximately $240,000,000 principal amount of its outstanding 9 7/8% Notes ($250,000,000 in principal amount outstanding immediately before the Acquisition). These purchases and redemptions required the use of approximately $919,300,000 of cash including redemption and call premiums.

The open market purchases and the redemption of the Senior Discount Notes, the Floating Notes, the 9 7/8% Notes, the 9 1/4% notes, the 9 1/8% Notes and the 8 7/8% Notes noted above resulted in a pre-tax loss of approximately $130,700,000 in the period from January 1, 2004 to August 27, 2004 based upon the difference between the respective redemption prices indicated above and the estimated carrying values at the redemption dates.

The Company had consolidated debt at December 31, 2004, of approximately $1,369,988,000 consisting of (i) $19,778,000 of short-term borrowings and current maturities of long-term debt, (ii) $23,974,000 of long-term notes, mortgage notes and other indebtedness, (iii) $9,986,000 of 9 7/8% Senior Subordinated Notes, (iv) $625,000,000 of 8 1/2% Notes, and (v) $691,250,000 of long-term debt outstanding under its Senior Secured Credit Facility. During the year ended December 31, 2004, the Company had a net increase in its consolidated debt of approximately $30,000,000 principally as a result of the Acquisition, net of debt redemptions in the first half of 2004 from existing cash and net proceeds from the sale of Ply Gem.

The indenture and other agreements governing the Company and its subsidiaries' indebtedness (including the credit agreement for the Senior Secured Credit Facility) contain certain restrictive financial and operating covenants including covenants that restrict the ability of the Company and its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

At December 31, 2004, the Company had consolidated unrestricted cash and cash equivalents of approximately $95,000,000 as compared to approximately $194,100,000 at December 31, 2003. The Company's debt to equity ratio was approximately 3.3:1 at December 31, 2004 as compared to approximately 6.7:1 at December 31, 2003. The reduction in the ratio was primarily due to an increase in stockholder’s investment, primarily as a result of the Acquisition.

The Company’s ability to pay interest on or to refinance its indebtedness depends on the Company's future performance, working capital levels and capital structure, which are subject to general economic, financial, competitive, legislative, regulatory and other factors which may be beyond its control. There can be no assurance that the Company will generate sufficient cash flow from the operation of its subsidiaries or that future financings will be available on acceptable terms or in amounts sufficient to enable the Company to service or refinance its indebtedness, or to make necessary capital expenditures.

The following is a summary of the Company’s estimated future cash obligations under current and long-term debt obligations (excluding unamortized debt premium of approximately $21,000), interest expense (based upon interest rates in effect at the time of the preparation of this summary), capital lease obligations, minimum annual rental obligations primarily for non-cancelable lease obligations (operating leases), purchase obligations, other long-term liabilities and other obligations:

	Payments due by period
	Less than 1 Year	Between 1 & 2 Years	Between 3 & 4 Years	5 Years or Greater		Total
	(Amounts in thousands)

Debt obligations	$18,571	$15,255	$14,789	$1,301,254		$1,349,869
Interest payments	91,234	176,690	175,256	297,489	*	740,669	*
Capital lease obligations	1,207	2,640	2,948	13,303		20,098
Operating lease obligations	15,739	18,664	12,281	24,502		71,186
Purchase obligations	379	---	---	---		379
Other long-term liabilities	---	39,900	47,552	81,256		168,708
Total	$127,130	$253,149	$252,826	$1,717,804		$2,350,909

*	Subsidiary debt used for working capital purposes such as lines of credit are estimated to continue through December 31, 2011 in the above table.

As of December 31, 2004, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $25,700,000 of third party obligations relating to rental payments through June 30, 2016 under a facility leased by SNE (a former subsidiary), which was sold on September 21, 2001. The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has recorded an estimated liability related to this indemnified guarantee of approximately $1,000,000 at December 31, 2004 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) (see Note 9 of the Notes to the Consolidated Financial Statements included elsewhere herein). The buyer of SNE has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee. Should the buyer of SNE cease making payments then the Company may be required to make payments on its indemnification.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $17,800,000 at December 31, 2004 and $20,900,000 at December 31, 2003. Approximately $6,000,000 of short-term liabilities and approximately $11,800,000 of long-term liabilities were recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheet at December 31, 2004 related to these indemnifications. Approximately $15,300,000 of these indemnifications at December 31, 2004 relate to indemnifications provided to a buyer in connection with the sale of certain former subsidiaries, including Ply Gem. Accordingly, the Company has included approximately $3,500,000 of short-term liabilities, which were included in discontinued operations at December 31, 2003 and approximately $11,800,000 of long-term liabilities, which were included in discontinued operations at December 31, 2003, respectively, in accrued expenses and other long-term liabilities in the accompanying consolidated balance sheet at December 31, 2004. These indemnifications totaled approximately $18,200,000 as of December 31, 2003 related to Ply Gem and were included in liabilities from discontinued operations in the accompanying consolidated balance sheet prior to the sale of Ply Gem (see Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein).

At March 25, 2005, approximately $32,800,000 was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive loan agreement, the Company’s Senior Secured Credit Facility. Any restricted payments in excess of $10,000,000 would require an equal prepayment of the Company’s Senior Secured Credit Facility.

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

As of December 31, 2004, approximately $16,100,000 of letters of credit have been issued as additional security for approximately $4,100,000 relating to leases outstanding for certain of the Company’s manufacturing facilities, approximately $11,000,000 of letters of credit have been issued as additional security for certain of the Company's insurance programs and approximately $1,000,000 of letters of credit have been issued as additional security for certain of the subsidiaries purchases and other requirements.

At December 31, 2004, the Company had approximately $95,000,000 of unrestricted cash and cash equivalents to fund its cash flow needs for 2005. During 2005, the Company expects that it is reasonably likely that the following major cash requirements will occur as compared to 2004:

	For the year-ended December 31,
	2005	2004 *
	(Amounts in thousands)

The Acquisition	$286	$47,500
Interest payments, net	91,234	97,882
Principal payments, net	18,571	1,520,000
Capital lease obligations	1,207	940
Capital expenditures	46,000	25,324
Operating lease and other rental payments	15,739	18,900
Income tax payments, net	14,413	7,065
	$187,450	$1,717,611

* Reflects net cash payments made for the combined periods from January 1, 2004 through August 27, 2004 and from August 28, 2004 through December 31, 2004.

The Company expects to meet its cash flow requirements for fiscal 2005 from cash from operations, existing cash and cash equivalents and the use of its Senior Secured Credit Facility, as needed, to fund short-term requirements, if any.

In connection with the provisions of SFAS No. 141 and Push Down Accounting, the Company has recorded all pension liabilities for the Company’s defined benefit retirement plans at their fair values based upon the projected benefit obligations determined. As a result, on August 27, 2004, the amount of the Company’s projected benefit obligation was increased by approximately $4,800,000 as compared to the amount recorded in its consolidated balance sheet prior to the Acquisition. Accordingly, as of August 28, 2004, the Company recorded accrued pension liabilities of approximately $58,400,000, which represent the estimated combined under funding of the Company’s various pension plans. The Company’s policy, generally, is to make annual contributions to the various pension plans in such amounts and at such times so as to meet at least the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The amount of under funding will change in future periods for a variety of factors including, among others, the actual performance of the various pension plan’s investments and changes, if any, in actuarial assumptions resulting from changing external economic conditions. Consistent with many pension plans in the United States, the Company’s various pension plans have been negatively impacted by the performance of the United States equity markets over the past several years and the decline in yields available in fixed income markets.

In connection with the provisions of SFAS No. 141 and Push-Down Accounting, the Company has recorded all post retirement health benefit plan liabilities at their fair values based upon the projected benefit obligations determined. As a result, on August 27, 2004, the amount of the Company’s projected benefit obligation was increased by approximately $4,400,000 as compared to the amount recorded in its consolidated balance sheet prior to the Acquisition. Accordingly, as of August 28, 2004, the Company has recorded accrued post retirement health liabilities of approximately $43,100,000, which represents the current discounted amount of the remaining estimated amounts to be paid out under the Company’s various post retirement health benefit plans. The Company’s policy is to fund the costs associated with its various post retirement health benefit plans as they become due and there are no investments or other assets associated with these plans. Consistent with many post retirement health benefit plans in the United States, the Company’s liabilities under these plans have been negatively impacted by rising medical costs in the United States.

Unrestricted cash and cash equivalents decreased from approximately $194,100,000 at December 31, 2003 to approximately $95,000,000 at December 31, 2004, in part, to partially fund the Acquisition. The Company has classified as restricted in the accompanying consolidated balance sheet certain investments that are not fully available for use in its operations. At December 31, 2004, approximately $8,605,000 (all of which is included in long-term assets) of investments is held primarily as collateral to fund construction costs of an addition to a facility within the Company's Air Conditioning and Heating Products Segment, as well as for insurance and letter of credit requirements.

Combined capital expenditures were approximately $25,300,000 in 2004 as compared to approximately $17,300,000 in 2003 and are expected to be between $45,000,000 and $50,000,000 in 2005. Capital expenditures in 2004 and 2003 include approximately $2,600,000 and $7,500,000, respectively, of capital expenditures related to capital leases for manufacturing, warehousing and distribution facilities for residential HVAC products that were financed with capital lease obligations.

The Company's working capital and current ratio decreased from approximately $689,700,000 and 2.7:1, respectively, at December 31, 2003 to approximately $284,100,000 and 1.9:1, respectively, at December 31, 2004. Approximately $361,600,000 of the decrease in working capital occurred from the reduction in current assets and liabilities of discontinued operations upon the sale of Ply Gem and La Cornue in 2004. The decline in cash noted above was also a factor in the decline in working capital.

Accounts receivable increased approximately $12,900,000 or approximately 6.1%, between December 31, 2003 and December 31, 2004, while net sales increased approximately $36,500,000 or approximately 10.0% in the fourth quarter of 2004 as compared to the fourth quarter of 2003. These increases are primarily a result of increased sales levels, timing of cash collections and acquisitions which contributed approximately $13,500,000 to net sales in the fourth quarter of 2004 and approximately $6,800,000 to accounts receivable at December 31, 2004. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on December 31, 2004 as compared to December 31, 2003. The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 2004.

Inventories increased approximately $48,800,000 or approximately 31.1%, between December 31, 2003 and December 31, 2004, primarily as a result of an unseasonably cool summer, aggravated by severe weather conditions in the southeastern portion of the United States in the third and fourth quarters of 2004 related to products sold to customers serving the residential site built market within the HVAC segment, increases in inventory levels in the Residential Building Products Segment, in part, due to strong demand, approximately $6,000,000 from the unamortized balance of purchase price allocated to inventory as of December 31, 2004 arising from the Acquisition and approximately $8,900,000 from acquisitions.

Accounts payable increased approximately $26,300,000 or approximately 23.7%, between December 31, 2003 and December 31, 2004 due primarily to increased inventory levels and timing of payments. Acquisitions contributed approximately $4,400,000 to this increase.

Changes in certain working capital accounts, as noted above, between December 31, 2004 and December 31, 2003, differ from the changes reflected in the Company’s Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the three preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Unrestricted cash and cash equivalents increased approximately $7,830,000 from December 31, 2003 to August 27, 2004 and decreased approximately $106,995,000 from August 28, 2004 to December 31, 2004, principally as a result of the following:

	Condensed Consolidated Cash Flows (*)
	August 28, 2004 -	January 1, 2004 -
	December 31, 2004	August 27, 2004
	(Amounts in thousands)
Operating Activities:
Cash flow from operations, net	$22,868	$33,714
Change in accounts receivable, net	26,911	(26,921)
Change in inventories	1,556	(34,337)
Change in prepaids and other current assets	6,164	(14,363)
Change in net assets of discontinued operations	---	2,326
Change in accounts payable	(34,112)	52,669
Change in accrued expenses and taxes	42,912	22,774
Investing Activities:
Net cash paid for businesses acquired	(15,500)	(16,500)
Proceeds from the sale of discontinued businesses	---	526,000
Proceeds from sale of investments and
marketable securities	---	5,000
Purchase of investments and marketable securities	---	(5,000)
Purchase of outstanding equity shares of the Company by
Thomas H. Lee Partners, L.P. and affiliates	(706,189)	---
Payment of Acquisition fees and expenses	(47,500)	---
Proceeds from the sale of fixed assets	7,805	324
Capital expenditures	(13,476)	(11,848)
Change in restricted cash and investments	(202)	(103)
Financing Activities:
Change in borrowings, net	920	(5,370)
Sale of Floating Rate Notes	---	196,000
Redemption of notes	(919,300)	(716,700)
Net proceeds from the sale of 8 1/2% Senior Notes	600,873	---
Net proceeds from borrowings under the Senior
Secured Credit Facility	680,823	---
Equity investment by Thomas H. Lee Partners L. P. and affiliates	361,841	---
Settlement of stock options	(113,032)	---
Other, net	(10,357)	165
	$(106,995)	$7,830

(*)
Prepared from the Company’s Consolidated Statement of Cash Flows for the period from August 28, 2004 to December 31, 2004 and the period from January 1, 2004 to August 27, 2004. (See Nortek, Inc. and Subsidiaries Consolidated Financial Statements for 2004 included elsewhere herein.)

The impact of changes in foreign currency exchange rates on cash was not material and has been included in other, net.

Income tax payments, net of refunds, were approximately $7,100,000 in 2004. At December 31, 2004, the Company has approximately $10,000,000 of foreign net operating loss carry-forwards that if utilized would offset future foreign tax payments. In addition, the Company has a federal net operating loss carryforward of approximately $49,000,000 (tax effect of $17,150,000) and an alternative minimum tax credit carryforward of approximately $2,000,000 at December 31, 2004.

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

The following table presents a reconciliation from net cash provided by (used in) operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA:

	For the Periods
	Post-Acquisition	Post-Recapitalization		Pre-Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002
	(Amounts in thousands)

Net cash used in operating activities *	$56,204	$36,697	$138,027	$(5,713)	$51,532
Cash used by working capital and
other long-term asset and liability changes	(33,336)	(2,983)	(27,897)	12,880	43,054
Effect of the Acquisition, net	---	(38,423)	---	---	---
Effect of the Recapitalization, net	---	---	---	(62,397)	---
Non-cash stock based compensation	(108)	(48,561)	(2,071)	---	---
Deferred federal income tax provision
from continuing operations	(1,000)	46,900	4,800	(5,900)	200
Deferred federal income tax benefit
from discontinued operations	---	18,500	(500)	---	(2,000)
Gain on sale of discontinued operations	---	125,200	---	---	2,400
Non-cash interest expense, net	(1,932)	(24,671)	(6,352)	(125)	(3,827)
Loss from debt retirement	---	(130,736)	---	---	---
Provision (benefit) for income taxes
from continuing operations	4,300	(41,400)	41,400	(21,800)	29,800
Provision (benefit) for income taxes
from discontinued operations	500	45,500	7,400	(600)	10,900
Interest expense from continuing operations	40,323	56,073	57,376	1,049	52,345
Interest expense from discontinued operations	---	4,609	38,984	1,239	44,289
Investment income from continuing operations	(325)	(1,520)	(1,482)	(119)	(5,886)
Investment income from discontinued operations	---	(52)	(196)	(2)	(1,580)
Depreciation expense from discontinued operations	---	1,212	10,929	250	11,952
Amortization expense from discontinued operations	---	201	5,327	73	3,209
EBITDA	$64,626	$46,546	$265,745	$(81,165)	$236,388

*  Includes approximately $(500,000), $67,400,000, $12,100,000, $(1,000,000) and $18,300,000 of earnings (loss) from discontinued operations for the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004, from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002. (See Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

EBITDA for all periods presented includes the operating results of both continuing and discontinued operations. EBITDA for the period from January 1, 2004 to August 27, 2004 includes approximately $83,700,000 (including approximately $45,200,000 of stock based compensation expense) of expenses and charges arising from the Acquisition, approximately $3,400,000 of stock based compensation and approximately $130,700,000 of loss on debt retirement, which are recorded in earnings (loss) from continuing operations. EBITDA for the period from January 1, 2004 to August 27, 2004 also includes approximately $6,400,000 of stock based employee compensation charges related to the former Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem, which are recorded in earnings from discontinued operations. EBITDA for the period from January 1, 2003 to January 9, 2003 includes approximately $83,000,000 of expenses and charges arising from the 2003 Recapitalization and for the period from January 10, 2003 to December 31, 2003 includes approximately $2,000,000 of stock based compensation, both of which are recorded in earnings (loss) from continuing operations. EBITDA for the period January 10, 2003 to December 31, 2003 includes approximately $100,000 of stock based compensation in earnings from discontinued operations. (See Notes 1, 2 and 6 of the Notes to the Consolidated Financial Statements included elsewhere herein.)

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

As of December 31, 2004, approximately 12.3% of the Company’s workforce was subject to various collective bargaining agreements. Collective bargaining agreements covering approximately 2.6% of the Company’s workforce expired in 2004, which are currently being renegotiated, and those covering an additional 7.3% will expire through the end of 2005. As agreements expire, until negotiations are completed, it is not known whether the Company will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements or at all and without production interruptions, including labor stoppages.

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

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less. At December 31, 2004, the fair value of the Company’s unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At December 31, 2004, approximately 48.5% of the carrying values of the Company’s long-term debt was at fixed interest rates.

See the table set forth in item D (Long-term Debt) below and Notes 1 and 6 of the Notes to the Consolidated Financial Statements included elsewhere herein for further disclosure of the terms of the Company’s debt.

B. Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In 2004, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations. The impact of foreign currency changes related to translation resulted in an increase in stockholder’s investment of approximately $9,495,000 for the period from August 28, 2004 to December 31, 2004 and a decrease in stockholder’s investment of approximately $3,958,000 for the period from January 1, 2004 to August 27, 2004. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level. Consistent with this strategy, notes payable and other short-term obligations at December 31, 2004 consist primarily of short-term borrowings by certain of the Company’s foreign subsidiaries. At December 31, 2004, the Company’s net investment in foreign assets was approximately $121,600,000. An overall unfavorable change in foreign exchange rates of 10% would result in an approximate $11,100,000 reduction in equity as a result of the impact on the cumulative translation adjustment. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At December 31, 2004, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At December 31, 2004, the Company did not have any material outstanding commodity forward contracts.

D. Long-term Debt

The table that follows sets forth as of December 31, 2004, the Company’s long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values. Approximately 0.09% of the Company’s total long-term indebtedness is denominated in foreign currencies. The weighted average interest rates for variable rate debt are based on December 31, 2004 interest rates. See Liquidity and Capital Resources for discussion of changes in the Company debt subsequent to December 31, 2004.

Long-term Debt:
	Scheduled Maturity			Average Interest Rate
Year-ending	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
	(Dollar amounts in millions)

December 31, 2005	$5.3	$9.1	$14.4	5.5%	6.1%	5.9%
2006	1.6	7.5	9.1	6.8	6.5	6.5
2007	1.4	7.4	8.8	7.0	6.6	6.6
2008	1.4	7.4	8.8	6.9	6.6	6.6
2009	1.5	7.4	8.9	6.9	6.6	6.6
Thereafter (1)	648.3	666.3	1,314.6	8.5	4.7	6.5
Total Long-term Debt at December 31, 2004	$659.5	$705.1	$1,364.6	8.5%	4.8%	6.5%
Fair Market Value of Long-term debt at December 31, 2004	$688.6	$705.1	$1,393.7

(1)
Includes Senior Subordinated Notes with a total principal amount of approximately $634,965,000 and a weighted average fixed interest rate of 8.5% and the Company’s Senior Secured Term Loan with a total principal amount of approximately $698,250,000 and a weighted average variable interest rate of 4.8%. The Senior Subordinated Notes and the Company’s Senior Secured Term loan mature at various times from 2011 through 2014. (See Liquidity and Capital Resources and Note 6 the Notes to the Consolidated Financial Statements included elsewhere herein for further information surrounding the Company’s outstanding debt obligations.)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) was carried out under the supervision and with the participation of the Company's Chairman and Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer and the members of the Company's Disclosure and Controls Committee as of the end of the period covered by this annual report on Form 10-K. The Company's Chairman and Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as currently in effect, are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits to the SEC, is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

Name	Principal Occupation	Age	Director Since

Richard L. Bready	Chairman, President and Chief Executive Officer of the Company	60	1976

David B. Hiley	Director; Consultant to Nortek	66	2003

Joseph M. Cianciolo	Director	65	2003

Anthony J. DiNovi	Director	42	2004

Kent R. Weldon	Director	37	2004

David V. Harkins	Director	63	2004

Richard L. Bready has served as Chairman of the Board, Chief Executive Officer and President of the Company since December 1990. Mr. Bready joined the Company as Treasurer in 1975 and was elected Director in 1976. Prior to joining the Company, Mr. Bready was an independent financial consultant and an audit manager at a major public accounting firm.

David B. Hiley has been a member of the Board of Directors of the Company since 2003 and has been a financial consultant, including a financial consultant to the Company, since 1991. From April 1, 1998 through March 1, 2000, Mr. Hiley served as Executive Vice President and Chief Financial Officer of Koger Equity, Inc., a real estate investment trust. Prior to that, he was head of investment banking at Thomson McKinnon Securities. Mr. Hiley currently serves as a director of CRT Properties, Inc., which was formerly known as Koger Equity, Inc.

Joseph M. Cianciolo has been a member of the Board of Directors of the Company since 2003. Mr. Cianciolo retired in June 1999 as the managing partner of the Providence, Rhode Island office of KPMG LLP. At the time of his retirement, Mr. Cianciolo had been a partner of KPMG LLP since 1970. Mr. Cianciolo currently serves as a director of United Natural Foods, Inc.

Anthony J. DiNovi has been a member of the Board of Directors of the Company since August 27, 2004. Mr. DiNovi is a Managing Director of Thomas H. Lee Partners, L.P. Prior to joining Thomas H. Lee Partners, L.P. in 1988, Mr. DiNovi was in the corporate finance departments of Goldman, Sachs & Co. and Wertheim Schroder & Co., Inc. Mr. DiNovi currently serves as a director of American Media, Inc., Endurance Specialty Holdings, Inc., Eye Care Centers of America, Inc., FairPoint Communications, Inc., Michael Foods, Inc., National Waterworks, Inc., US LEC Corporation and Vertis, Inc.

Kent R. Weldon has been a member of the Board of Directors of the Company since August 27, 2004. Mr. Weldon is a Managing Director of Thomas H. Lee Partners, L.P. Mr. Weldon was employed by Thomas H. Lee Partners, L.P. from 1991 until 1993 and has been employed by THL since 1995, when he rejoined the firm. Prior to joining Thomas H. Lee Partners, L.P., Mr. Weldon worked in the corporate finance department at Morgan Stanley & Co. Incorporated. Mr. Weldon currently serves as a director of FairPoint Communications, Inc., Michael Foods, Inc, Progressive Moulded Products, Ltd. and Syratech Corporation.

David V. Harkins has been a member of the Board of Directors of the Company since August 27, 2004. Mr. Harkins has served as President of Thomas H. Lee Partners, L.P. for the past five years. Mr. Harkins also served briefly as the interim Chief Executive Officer of Conseco, Inc., an insurance and financial services company, from April 2000 until June 2000. Mr. Harkins currently serves as a director of Metris Companies, Inc., National Dentex Corporation, Syratech Corporation and New Refco Group Ltd., LLC.

Executive Officers of the Company

Name	Age	Position

Richard L. Bready	60	Chairman, President and Chief Executive Officer

Almon C. Hall	58	Vice President and Chief Financial Officer

Edward J. Cooney	57	Vice President and Treasurer

Kevin W. Donnelly	50	Vice President, General Counsel and Secretary

Messrs. Bready, Hall and Donnelly have served in the same or substantially similar executive positions with the Company for at least the past five years. Mr. Cooney served as Senior Vice President-Chief Financial Officer and Executive Vice President Sales and Marketing at Amtrol Inc. and as Chief Financial Officer at Speidel Inc. prior to joining the Company in August 2001. Executive officers are elected annually by the Company’s board of directors and serve until their successors are chosen and qualified. The Company’s executive officers include only those officers of the Company who perform policy-making functions for the Company as a whole and have managerial responsibility for major aspects of the Company’s overall operations. A number of other individuals who serve as officers of the Company’s subsidiaries perform policy-making functions and have managerial responsibilities for the subsidiary or division by which they are employed, although not for Nortek overall. Certain of these individuals could, depending on earnings of such unit, be more highly compensated than some executive officers of the Company.

Robert E.G. Ractliffe served as Executive Vice President and Chief Operating Officer of the Company from January 2002 until he retired from the Company on August 26, 2004. Prior to joining the Company, Mr. Ractliffe served as President and Chief Executive Officer of Ply Gem Industries, Inc., a former subsidiary of the Company, and as Chief Executive Officer of Nordyne, Inc., a subsidiary of the Company. See “Executive Compensation - Employment Contracts and Termination of Employment and Change in Control Agreements - Agreement with Robert E.G. Ractliffe”.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, on an accrual basis, information concerning the compensation for services to the Company and its subsidiaries for 2004, 2003 and 2002 of those persons who were, at December 31, 2004, the Chief Executive Officer and the other three most highly compensated executive officers of the Company and the former executive officer who was one of the most highly compensated executive officers in 2004, but was not serving as an executive officer on December 31, 2004.

		Annual Compensation			Long-Term Compensation
					Awards	Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1)	Securities Underlying Options	LTIP Payouts	All Other Compensation (2)

Richard L. Bready (3) Chairman, President and Chief Executive Officer	2004 2003 2002	$2,833,333 2,500,000 1,068,768	$3,278,689 5,000,000 8,230,780	$ 66,858 295,351 61,184	--- 1,869,149 50,000	--- --- $ 2,586,489	$ 10,584,332 127,331 1,012,214

Robert E. G. Ractliffe Former Executive Vice President and Chief Operating Officer	2004 2003 2002	$ 400,000 600,000 600,000	$ --- 532,380 500,000	$ 130,121 105,669 ---	--- 167,000 15,000	--- --- $ 776,122	$ 653,048 465,445 72,945

Almon C. Hall (3) Vice President and Chief Financial Officer	2004 2003 2002	$ 430,000 410,000 393,750	$ 725,000 725,000 600,000	--- --- ---	--- 147,900 15,000	--- --- $ 776,122	$ 787,744 114,760 42,447

Kevin W. Donnelly (3) Vice President, General Counsel and Secretary	2004 2003 2002	$ 280,000 265,000 252,000	$ 350,000 350,000 450,000	--- --- ---	--- 96,047 10,000	--- --- $ 258,561	$ 16,150 69,000 16,000

Edward J. Cooney Vice President and Treasurer	2004 2003 2002	$ 255,000 240,000 210,000	$ 250,000 250,000 200,000	--- --- ---	--- 42,500 ---	--- --- ---	$ 67,150 64,000 16,000

(1)       Except for Messrs. Bready and Ractliffe in 2004 and in 2003 and Mr. Bready in 2002, the aggregate amount of any compensation in the form of perquisites and other personal benefits paid in each of the years, based on the Company’s incremental cost, did not exceed the lesser of 10% of any executive officer's annual salary and bonus or $50,000. The amount for Messrs. Bready and Ractliffe in 2004 includes $43,641 and $78,276, respectively, relating to personal use of automobiles provided by the Company and in 2003 includes $246,142 and $78,346, respectively, relating to installation of the Company’s products. The amount for Mr. Bready in 2002 includes $49,410 relating to personal use of automobiles provided by the Company.

(2)     The amounts in 2003, for each of Messrs. Bready and Hall, include premiums paid by the Company for split dollar life insurance agreements between the Company and each of them, of which $31,791 and $49 represent the term life portion of the premiums and $79,540 and $16,711 represent the non-term portion, in each case for Messrs. Bready and Hall, respectively. Subsequent to 2003, these agreements were terminated and upon the consummation of the THL Transactions, four “split dollar” life insurance policies with an aggregate cash surrender value of $8,598,749 held by the Company were transferred to Mr. Bready and one “split dollar” life insurance policy with a cash surrender value of $539,426 held by the Company was transferred to Mr. Hall.

Includes $639,518 and $231,168 paid to Messrs. Bready and Hall, respectively, in connection with “lump-sum” cash payments from the deferred compensation plan of the Company that was terminated upon the consummation of the THL Transactions.

Includes $1,329,915 in loan forgiveness for Mr. Bready under a ten-year loan made to Mr. Bready by the Company in 1997. The entire balance was forgiven upon the consummation of the THL Transactions.

Includes change in control payments to Messrs. Ractliffe and Cooney of $120,000 and $51,000, respectively, made in 2004 in connection with the THL Transactions and for each of Messrs. Ractliffe, Hall, Donnelly and Cooney, includes change in control payments of $120,000, $82,000, $53,000 and $48,000, respectively, made in 2003 in connection with the 2003 Recapitalization. See “Certain Relationships and Related Transactions - 2003 Recapitalization”.

Includes in 2004, $491,668 of severance benefits and $35,230 of unused vacation paid to Mr. Ractliffe in 2004. See “Employment Contracts and Termination of Employment and Change in Control Arrangements - Agreement with Robert E.G. Ractliffe”. Includes in 2003, $329,445 in relocation expenses for Mr. Ractliffe.

Includes $6,150 in matching contributions by the Company in 2004 for Messrs. Bready, Ractliffe, Hall, Donnelly and Cooney under the Company’s 401(k) Savings Plan, which is a defined contribution retirement plan and $10,000 in profit sharing contributions by the Company in 2004 for each of Messrs. Bready, Hall, Donnelly and Cooney under the plan. Includes $6,000 in matching contributions and $10,000 in profit sharing contributions by the Company in 2003 and 2002 for each of Messrs. Bready, Ractliffe, Hall, Donnelly and Cooney under the plan.

(3)  On August 27, 2004, each of Messrs. Bready, Hall and Donnelly entered into amended and restated employment agreements with the Company and Nortek Holdings. For more information, see “Employment Contracts and Termination of Employment and Change in Control Agreements - Amended and Restated Employment Agreement of Richard L. Bready” and “Employment Contracts and Termination of Employment and Change in Control Agreements - Amended and Restated Employment Agreements of Almon C. Hall and Kevin W. Donnelly”.

Stock Option Tables

Options Sold or Surrendered in Connection with the THL Transactions

Prior to the THL Transactions, members of the Company’s management held stock options to purchase shares of common stock of the former Nortek Holdings issued to them under the former Nortek Holdings, Inc. 2002 Stock Option Plan. These members of the Company’s management, who would have been entitled to receive cash payments upon consummation of the THL Transactions in respect of these options, instead sold a portion of those options to THL Buildco and surrendered the remainder of these options held by them for cancellation without immediate payment. In consideration for this cancellation of options without immediate payment these option holders received an equity interest in Investors LLC and Nortek Holdings established a deferred compensation plan and credited for the account of each of these management participants under the plan a number of notional Class A units of Investors LLC equal in value to the value of the old stock options so cancelled. For purposes of the plan, the value of the stock options cancelled was equal to the excess of the fair market value of the stock underlying the options at the time of the THL Transactions over the aggregate exercise price of the options. The plan is a nonqualified, unfunded obligation of Nortek Holdings. Distributions to participants under the plan will proportionately track distributions made to the Class A units of the Investors LLC. In connection with the THL Transactions, the former Nortek Holdings, Inc. 2002 Stock Option Plan was terminated. See “Capitalization”, “Employment Contracts and Termination of Employment and Change in Control Arrangements - Deferred Compensation Plan of Nortek Holdings” and “Certain Relationships and Related Transactions - Limited Liability Company Agreement of Investors LLC”.

Options Granted in Last Fiscal Year

No stock options were granted to the named executive officers in 2004.

Aggregated Option Exercises in 2004 in connection with the THL Transactions

Name	Aggregated Options Cancelled and Sold for Cash (1)	Value Realized upon Sale	Aggregated Options Cancelled for Equity Units and Deferred Comp. (2)	Value of Aggregated Options Cancelled for Equity Units and Deferred Comp. (3)

Richard L. Bready	785,131	$56,772,806	1,048,018	$78,150,208
Robert E.G. Ractliffe	180,000	12,035,770	---	---
Almon C. Hall	63,939	4,623,440	83,961	6,031,210
Kevin W. Donnelly	44,569	3,224,573	51,478	3,697,418
Edward J. Cooney	21,224	1,527,838	21,276	1,527,838

(1)
Includes the number of shares of Nortek Holdings underlying such options held by the named executives pursuant to the Nortek Holdings, Inc. 2002 Stock Option Plan sold by the named executives to THL Buildco in connection with the THL Transactions.

(2)
Includes the number of shares of Nortek Holdings underlying such options held by the named executives that were cancelled without immediate payment in exchange for deferred compensation under the Nortek Holdings, Inc. Deferred Compensation Plan and equity ownership units of Investors LLC.

(3)
Includes the value of the equity interest in Investors LLC and the deferred compensation received by each named executive officer as of the closing of the THL Transactions in consideration for the cancellation of options to purchase shares of Nortek Holdings stock without immediate payment. On February 18, 2005, in connection with the 2005 Dividend as described in “Certain Relationships and Related Transactions - 2005 Dividend”, Nortek Holdings made a distribution under its Deferred Compensation Plan to the named executive officers, which reduced the value of each such named executive officer’s deferred compensation. (See “Deferred Compensation Plan of Nortek Holdings”.)

Pension and Similar Plans

The Company’s qualified pension plan (the “Pension Plan”) was frozen as of December 31, 1995, and no further increases in benefits may occur as a result of increases in service or compensation. The benefit payable to a participant at normal retirement equals the accrued benefit as of December 31, 1995 and will be payable as a joint and 50% survivor annuity in the case of a married employee and as a single-line annuity in the case of an unmarried employee. The annual pension benefits entitled to be paid to the executive officers beginning at age 65 under the Pension Plan are as follows: Mr. Bready $160,922, Mr. Hall $52,163, Mr. Donnelly $15,574 and Mr. Ractliffe $7,004.

Mr. Ractliffe is a participant in a Nortek supplemental executive retirement plan. Upon his resignation, the plan was amended to allow him to receive benefits as of September 1, 2006 with no reduction for early retirement. His annual pension benefit under this plan entitled to be paid to him beginning on September 1, 2006 is projected to be $181,416.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Amended and Restated Employment Agreement of Richard L. Bready

Upon the consummation of the THL Transactions, Mr. Bready’s existing employment agreement was amended and restated. As amended and restated, his agreement has an initial term commencing on August 27, 2004 and concluding on December 31, 2009, renewable thereafter for successive one-year terms unless the Company and Nortek Holdings provide Mr. Bready with written notice of their intent not to renew the agreement at least 90 days prior to the end of the initial term or any successive term. The amended and restated employment agreement provides that during the employment term Mr. Bready will serve as Chairman and Chief Executive Officer of the Company and Nortek Holdings.

The amended and restated employment agreement provides that the basic annual salary for Mr. Bready during the employment term will be not less than $3,500,000, subject to increase at the board of directors’ discretion. Mr. Bready was paid a cash performance bonus award under the amended and restated employment agreement for the period beginning on January 1, 2004 and ending on the closing date of the THL Transactions of approximately $3,300,000. Mr. Bready will not be eligible for any cash performance bonus awards for any period subsequent to the closing date of the THL Transactions, unless the board in its sole discretion determines otherwise. In addition, Mr. Bready is entitled to receive all other benefits, including medical and dental plan participation, generally available to executive personnel. Mr. Bready also is entitled to two automobiles and reimbursement of associated costs and the use, or reimbursement of the cost, of private aircraft transportation for business travel and up to 50 hours per year of personal travel. Under the amended and restated employment agreement, Mr. Bready received one-third of the 70,767.07 Class C-1 units and Class C-2 units initially authorized by the Investors LLC. For more information on the allocation of units initially authorized by Investors LLC, please see “Certain Relationships and Related Transactions - Limited Liability Company Agreement of the Investors LLC”.

Under the amended and restated employment agreement, if the employment of Mr. Bready is terminated (1) by the Company and Nortek Holdings without “cause”, as defined in the amended and restated employment agreement, (2) by Mr. Bready for “good reason”, as defined in the amended and restated employment agreement, (3) as a result of any notice from the Company and Nortek Holdings not to renew his employment as described above, or (4) as a result of his disability or death, then the Company and Nortek Holdings are obligated to provide Mr. Bready or, in the event of death, his designated beneficiary or estate, severance pay at the rate of $1,750,000 per year and other specified benefits and perquisites, including long-term disability insurance, for the period equal to the longer of (1) one year from the date of such termination, or (2) the remaining period of the initial employment term.

Under the amended and restated employment agreement, (i) if Mr. Bready's employment is terminated by the Company and Nortek Holdings without cause, or as a result of non-renewal by Mr. Bready for good reason or as a result of disability, he will be prohibited from competing with the Company and Nortek Holdings for the longer of one year or the period from the date of termination through December 31, 2009 and (ii) if Mr. Bready’s employment is terminated by the Company and Nortek Holdings with cause or as a result of resignation without good reason, he will be prohibited from competing with the Company and Nortek Holdings for one year.

Under the amended and restated employment agreement, following the termination of employment of Mr. Bready for any reason, the Company and Nortek Holdings are required to provide, at no additional cost to Mr. Bready, up to $1,000,000 (not including any additional tax gross-up payment as described below) in lifetime medical coverage to Mr. Bready, his spouse and dependents. In lieu of lifetime medical coverage, Mr. Bready or his spouse may request a lump-sum payment in an amount to be established by the board of directors as reasonably sufficient to provide such coverage. The Company and Nortek Holdings are also required to make a “gross-up” payment to Mr. Bready to cover any and all state and federal income taxes that may be due as a result of the provision of such lifetime medical coverage or lump-sum payment.

If it is determined that any payment or benefit provided by the Company, Nortek Holdings or any of their predecessors to Mr. Bready under his amended and restated employment agreement or any other agreement or plan, whether paid before or after the date of his amended and restated employment agreement, is subject to the 20% excise tax imposed by Section 4999 of the Internal Revenue Code, the Company and Nortek Holdings are required to make an additional lump-sum “gross-up” payment to Mr. Bready sufficient, after giving effect to all federal, state and other taxes and charges with respect to that payment, to restore him to the same after-tax position that he would have been in if the excise tax had not been imposed.

Pursuant to Mr. Bready's amended and restated employment agreement, the outstanding principal balance (and accrued interest thereon) totaling $1,329,915 of a ten-year loan made to Mr. Bready by Nortek in 1997 in the original principal amount of $3,000,000 was forgiven upon consummation of the THL Transactions. Upon consummation of the THL Transactions, four “split dollar” life insurance policies, with an aggregate cash surrender value of $8,598,749, held by Nortek were transferred to Mr. Bready. Also upon consummation of the THL Transactions, Mr. Bready received a lump-sum cash payment in the amount of approximately $639,518 in respect of obligations by the Company under a deferred compensation agreement.

Amended and Restated Employment Agreements of Almon C. Hall and Kevin W. Donnelly

Upon the consummation of the THL Transactions, the existing employment agreements of Messrs. Hall and Donnelly were amended and restated. Each such amended and restated employment agreement is on terms substantially similar to the prior employment agreements of Messrs. Hall and Donnelly and substantially similar to each other, except as otherwise noted below. Each such amended and restated employment agreement became effective upon the consummation of the THL Transactions and remains effective until the termination of the employee's employment. The amended and restated employment agreements provide that Mr. Hall will serve as Vice President and Chief Financial Officer of the Company and Nortek Holdings and that Mr. Donnelly will serve as Vice President, General Counsel and Secretary of the Company and Nortek Holdings.

The amended and restated employment agreement for Mr. Hall provides that the basic annual salary for Mr. Hall is not less than $430,000. The amended and restated employment agreement for Mr. Donnelly provides that the basic annual salary for Mr. Donnelly is not less than $280,000. Messrs. Hall and Donnelly are also eligible for incentive compensation in each year of the employment period as recommended by the Chief Executive Officer of the Company and approved by the compensation committee of the board of directors of Nortek Holdings. In addition, Messrs. Hall and Donnelly are entitled to receive all other benefits, including medical and dental plan participation, generally available to the Company's executive personnel. Messrs. Hall and Donnelly are also entitled to reimbursement of the costs of automobile transportation for personal and business use consistent with their employment agreements prior to the THL Transactions. Messrs. Hall and Donnelly were also issued approximately 4,246 and 2,830 Class C Units of Investors LLC, respectively.

Under each amended and restated employment agreement, if employment is terminated (1) by the Company and Nortek Holdings without “cause”, as defined in the amended and restated employment agreement, (2) by the employee for “good reason”, as defined in the amended and restated employment agreement, or (3) as a result of the employee's death or disability, then the Company and Nortek Holdings are obligated to provide the employee or, in the event of death, his designated beneficiary or estate, severance pay and other specified benefits and perquisites, including long-term disability insurance, for the period equal to the longer of (1) two years from the date of termination, and (2) three years from the closing date of the THL Transactions.

Under each amended and restated employment agreement annual severance pay for the employee is equal to his annual salary as of the date of termination plus the highest amount of bonus or incentive compensation, exclusive of the Company’s 1999 equity performance plan, paid or payable in cash to the employee in any one of the three calendar years immediately prior to the completion of the THL Transactions or, if higher, the three calendar years immediately prior to such termination.

Under each amended and restated employment agreement, (i) if the employment of the employee is terminated by the Company and Nortek Holdings without cause, by the employee for good reason or as a result of disability, the employee will be prohibited from competing with the Company and Nortek Holdings for the longer of the period of two years from the date of termination or three years from the closing of the THL Transactions and (ii) if the employment of the employee is terminated by the Company and Nortek Holdings with cause or by the employee as a result of resignation without good reason, the employee will be prohibited from competing with the Company and Nortek Holdings for one year.

Under each such amended and restated employment agreement, following the termination of employment of the employee for any reason, the Company and Nortek Holdings are required to provide, at no additional cost to the employee, up to $1,000,000 (not including any additional tax gross-up payments as described below) in lifetime medical coverage to the employee, his spouse and dependents. In lieu of lifetime medical coverage, at or following the date of termination or a “change in control”, as defined in the amended and restated employment agreement, the employee or his spouse may request a lump-sum payment in an amount established by the board of directors as reasonably sufficient to provide such coverage, but not less than $650,000 (not including any additional tax gross-up payment as described in the following sentence). The Company and Nortek Holdings are also required to make “gross-up” payments to these employees to cover any and all state and federal income taxes that may be due as a result of the provision of such lifetime medical coverage or lump-sum payment. If it is determined that any payment or benefit provided by the Company, Nortek Holdings or any of their predecessors to either of Messrs. Hall or Donnelly, under his respective amended and restated employment agreement or any other agreement or plan, whether paid before or after the date of their respective amended and restated employment agreements, is subject to the 20% excise tax imposed by Section 4999 of the Internal Revenue Code, the Company and Nortek Holdings are required to make an additional lump-sum “gross-up” payment to the employee sufficient, after giving effect to all federal, state and other taxes and charges with respect to such payment, to restore him to the same after-tax position that he would have been in if the excise tax had not been imposed.

Upon consummation of the THL Transactions, a “split dollar” life insurance policy, with a cash surrender value of $539,426, held by the Company was transferred to Mr. Hall. Also upon consummation of the THL Transactions, Mr. Hall received a lump-sum cash payment in the amount of $232,168 in respect of obligations by the Company under a deferred compensation agreement.

Consulting Agreement with David B. Hiley

Upon the consummation of the THL Transactions, the Company and Nortek Holdings entered into a consulting agreement with Mr. Hiley. Under the agreement, the Company and Nortek Holdings continued to engage Mr. Hiley as a consultant through December 31, 2004 at a fee of $16,667 per month and paid a discretionary year-end bonus of $300,000. The Company and Nortek Holdings also agreed to provide Mr. Hiley with a service bonus in the amount of $1,000,000 following the completion of his consulting services on December 31, 2004, which was paid on January 3, 2005. The Company and Nortek Holdings also agreed that following the conclusion of his consulting services, and continuing for so long thereafter as he remains a member of the board of directors of the Company and Nortek Holdings, Mr. Hiley is entitled to receive such compensation (cash and/or equity) as is provided by the Company and Nortek Holdings to their non-management directors.

Agreement with Robert E.G. Ractliffe

On August 26, 2004, Nortek and the former Nortek Holdings entered into a separation agreement with Mr. Ractliffe, the Company’s former Executive Vice President and Chief Operating Officer, by which his employment ended on that date. Under the agreement, Mr. Ractliffe's supplemental executive retirement plan was amended to permit him to receive benefits as of September 1, 2006 with no reduction for early retirement. In addition, under the Company’s Change of Control Severance Benefit Plan for Key Employees, Mr. Ractliffe received a payment of $120,000 (20% of his salary) in connection with the THL Transactions and is entitled to receive severance payments in the amount of $122,917 per month for 24 months as well as the continuation of certain benefits, or a lump sum in lieu thereof, for that period. Mr. Ractliffe has agreed not to compete with the business of the Company or any of its subsidiaries for four years from the date his employment with the Company ended. Also, Mr. Ractliffe agreed that in the THL Transactions he would surrender all of his equity interests in the former Nortek Holdings in exchange for cash. Mr. Ractliffe was paid $13,112,300 for his equity interests in connection with the THL Transactions.

Second Amended and Restated Change in Control Severance Benefit Plan

The Company has a retention plan for certain of its key employees and consultants which provides that, in consideration of each covered individual agreeing not to voluntarily terminate his employment or service as a consultant, if there is an attempted change of control, as that term is defined in the plan of the Company, the individual will be entitled to an immediate payment equal to 20% of his base annual salary within 30 days following the THL Transactions, and, if, within the 24 month period following the change of control, the employment or engagement of the individual is terminated by the Company for any reason or by the individual by reason of a material adverse change in the terms of employment or service as a consultant as provided in the plan, the individual also will be entitled at the time of termination to severance pay for a period of 24 months following termination at an annual rate equal to his base annual salary plus the highest amount of bonus or incentive compensation paid or payable to him for any one of the three preceding calendar years, and to continued medical, life insurance and other benefits for the 24 month period (or a payment of an amount equal to the cost of providing these benefits). Messrs. Bready, Hall, Donnelly and Hiley are not currently participants under this plan. Edward J. Cooney, the Company’s Vice President and Treasurer is currently among the participants under the plan.

At the closing of the THL Transactions, the Company made cash payments in an aggregate amount equal to $311,000 to participants under the plan, including $51,000 to Mr. Cooney and $40,000 to Mr. Hiley. In addition, in the event of the termination of employment of Mr. Cooney within 24 months following the closing date of the THL Transactions, he will be entitled to severance benefits under the plan as described above. Mr. Hiley has agreed to forego all payments owing to him under the plan in connection with the termination of his engagement as a consultant to the Company in consideration of the $1,000,000 payment made to him in January 2005 as described above in “Employment Contracts and Termination of Employment and Change in Control Arrangements - Consulting Agreement with David B. Hiley”.

Upon closing of the THL Transactions, the retention plan was amended by deleting the provisions providing for immediate payment of any amount upon a change of control. The provisions of the plan relating to the payment of severance and continuation of benefits upon termination following a change of control remain in effect.

Deferred Compensation Plan of Nortek Holdings

In connection with the THL Transactions, members of the Company’s management became participants in a newly adopted deferred compensation plan of Nortek Holdings. These management participants, who would have been entitled to receive cash payments upon consummation of the THL Transactions in respect of all options previously granted to them under the former Nortek Holdings, Inc. 2002 Stock Option Plan, instead sold a portion of those options to THL Buildco and surrendered the remainder of the options held by them for cancellation without immediate payment. In consideration for this cancellation of options without immediate payment, Nortek Holdings established this deferred compensation plan and credited for the account of each of these management participants under the plan a notional amount equal to the value of the old stock options so cancelled. For purposes of the plan, the value of the stock options cancelled equals the excess of the value of the stock underlying the options at the time of the THL Transactions over the aggregate exercise price of the options. The plan is a non-qualified, unfunded obligation of Nortek Holdings. Distributions to participants under the plan will track proportionate distributions to those made to the Class A units of Investors LLC. The maximum aggregate amount of distributions that are payable to any participant under the plan equals the total value of the stock options surrendered by the participant for cancellation without payment, or an aggregate of approximately $111,800,000 for all participants. The maximum amounts of distributions that are payable to each of the named executive officers and directors are: Mr. Bready, $78,150,208; Mr. Hall, $6,031,210; Mr. Donnelly, $3,697,418; Mr. Cooney, $1,527,838; Mr. Hiley, $988,013 and Mr. Cianciolo, $359,050. In connection with the 2005 Dividend as described in “Certain Relationships and Related Transactions - 2005 Dividend”, payments were made under the plan to the named executive officers and directors, which reduced the maximum amounts of distributions for each of the named executive officers and directors, as follows: Mr. Bready, $40,376,422; Mr. Hall $3,116,034; Mr. Donnelly, $1,910,278; Mr. Cooney, $789,361; Mr. Cianciolo, $185,504 and Mr. Hiley, $510,457.

Director Compensation

For their services as directors of the Company, directors who are not officers, employees or consultants of the Company or its subsidiaries, or of Thomas H. Lee Partners, L.P., receive directors’ fees from the Company. The fees payable to those directors are a $50,000 annual retainer, payable quarterly in advance, a $1,500 per meeting ($1,000 if director participates by telephone) fee and a $1,000 per committee meeting ($750 if director participates by telephone) fee.

Compensation Committee Interlocks and Insider Participation

From January 1, 2003 through the completion of the 2003 Recapitalization on January 9, 2003, the Compensation Committee of the Company’s board of directors consisted of William I. Kelly and Phillip L. Cohen. After January 9, 2003 and through August 27, 2004, the Company’s board’s Compensation Committee consisted of Mr. Bready and Mr. Berney, a former member of the board of directors who resigned from the board of directors on August 27, 2004. Mr. Bready and Mr. DiNovi are currently the members of the Company’s board’s Compensation Committee. The committee determines compensation of the Company’s executive officers other than Mr. Bready. Mr. Bready's compensation is determined by the full board of directors.

Audit Committee Financial Expert

The Company’s board of directors has an audit committee currently comprised of Joseph M. Cianciolo and David B. Hiley. Although the Company is not a “listed issuer” within the meaning of Rule 10A-3 under the Exchange Act, the board of directors of the Company has determined that Mr. Cianciolo would be considered an “independent” director within the meaning of the rules of the New York Stock Exchange for listed companies and within the meaning of Rule 10A-3 under the Exchange Act. In addition, Mr. Cianciolo is an audit committee financial expert as that term is used in Item 401(h) (2) of Regulation S-K adopted by the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company is a wholly-owned direct subsidiary of Nortek Holdings. Nortek Holdings is a wholly-owned direct subsidiary of NTK Holdings, Inc. NTK Holdings, Inc. is a wholly-owned direct subsidiary of Investors LLC. The following table sets forth information regarding the beneficial ownership, as of March 25, 2005, of outstanding membership interests, or units, of Investors LLC by: (i) each person or group known to the Company to own more than five percent of the Class B units of Investors LLC, (ii) each member of the management committee of Investors LLC (the composition of which is identical to the board of directors of the Company and the board of directors of Nortek Holdings) and each of the Company’s named executive officers and (iii) all members of the Investors LLC management committee and our executive officers as a group.

The outstanding membership interests of Investors LLC consist of 361,841.07 non-voting Class A units (not including “notional” Class A units allocated to members of the Company’s senior management), 473,595.10 voting Class B units and 63,304.74 non-voting Class C units. The Class C units are divided into two series: Class C-1 time-vesting units and Class C-2 performance-vesting units. The relative rights and preferences of the Class A units, Class B units and Class C units are described in “Certain Relationships and Related Transactions - Limited Liability Company Agreement of Investors LLC”. A Security Holders Agreement governs the exercise of voting rights with respect to the Class B units of Investors LLC as described in “Certain Relationships and Related Transactions - Security Holders Agreement”. Unless otherwise noted, to the Company’s knowledge, each of the persons listed below has sole voting and investment power as to the units shown. Beneficial ownership has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

Name and Address	Number of Class A Units	Percentage of Class A Units	Number of Class B Units	Percentage of Class B Units	Number of Class C Units (1)	Percentage of Class C Units (2)

Principal Security Holders:
Thomas H. Lee Partners L.P. and affiliates (3)	360,800.02	79.72%	360,800.02	76.18%	---	---
Management Committee Members and Named Executive Officers:
Richard L. Bready (4) t ❖	78,150.21	17.27	78,150.21	16.50	23,586.66	37.26%
Joseph M. Cianciolo (4) t	359.05	*	359.05	*	530.76	*
Edward J. Cooney (4) ❖	1,527.84	*	1,527.84	*	2,123.01	3.35
Anthony J. DiNovi (3) t	---	---	---	---	---	---
Kevin W. Donnelly (4) ❖	3,697.42	*	3,697.42	*	2,830.68	4.47
Almon C. Hall (4) ❖	6,031.21	1.33	6,031.21	1.27	4,246.02	6.71
David V. Harkins (3) t	---	---	---	---	---	---
David B. Hiley (4) t	988.01	*	988.01	*	1,061.51	1.68
Kent R. Weldon (3) t	---	---	---	---	---	---
All management committee members and executive officers as a group (9 persons) (4)	90,753.74	20.05%	90,753.74	19.16%	34,378.64	54.31%

         *    Less than 1%

  t Director

❖   Named executive officer

(1)   Includes Class C-1 units that will vest within sixty (60) days after March 25, 2005 for each of the named individuals for the following amounts: Mr. Bready, 1,965.56; Mr. Cianciolo, 44.23; Mr. Cooney, 176.92; Mr. Donnelly, 235.89; Mr. Hall, 353.83; and Mr. Hiley, 88.46. Includes Class C-1 units that have not vested and will not vest within sixty (60) days after March 25, 2005 for each of the named individuals for the following amounts: Mr. Bready, 5,896.66; Mr. Cianciolo, 132.69; Mr. Cooney, 530.75; Mr. Donnelly, 707.67; Mr. Hall, 1,061.51; and Mr. Hiley, 265.38. Includes Class C-2 units that have not vested for each of the named individuals for the following amounts: Mr. Bready, 15,724.44; Mr. Cianciolo, 353.83; Mr. Cooney, 1,415.34; Mr. Donnelly, 1,887.12; Mr. Hall, 2,830.68; and Mr. Hiley, 707.67. There are currently no outstanding vested Class C-2 units. See “Certain Relationships and Related Transactions - Limited Liability Company Agreement of the Investors LLC”.

(2)   Includes both vested and unvested Class C-1 units and Class C-2 units.

(3)   Includes interests owned by each of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Putnam Investments Holdings, LLC, Putnam Investments Employees' Securities Company I, LLC, Putnam Investments Employees' Securities Company II, LLC, 1997 Thomas H. Lee Nominee Trust, and Thomas H. Lee Investors Limited Partnership. Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P. and Thomas H. Lee Equity (Cayman) Fund V, L.P. are Delaware limited partnerships, whose general partner is THL Equity Advisors V, LLC, a Delaware limited liability company. Thomas H. Lee Advisors, LLC, a Delaware limited liability company, is the general partner of Thomas H. Lee Partners, L.P., a Delaware limited partnership, which is the sole member of THL Equity Advisors V, LLC. Thomas H. Lee Investors Limited Partnership is a Massachusetts limited partnership, whose general partner is THL Investment Management Corp., a Massachusetts corporation. The 1997 Thomas H. Lee Nominee Trust is a trust with US Bank, N.A. serving as Trustee. Thomas H. Lee, a managing director of Thomas H. Lee Partners, L.P. has voting and investment control over common shares owned of record by the 1997 Thomas H. Lee Nominee Trust. David V. Harkins, Anthony J. DiNovi and Kent R. Weldon are managing directors of Thomas H. Lee Partners, L.P. Each of Messrs. Harkins, DiNovi and Weldon may be deemed to beneficially own member units of Investors LLC held of record by Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P. and Thomas H. Lee Investors Limited Partnership. Each of these individuals disclaims beneficial ownership of these units except to the extent of their pecuniary interest therein. The address of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Thomas H. Lee Investors Limited Partnership, the 1997 Thomas H. Lee Nominee Trust, Anthony J. DiNovi, David V. Harkins and Kent R. Weldon is 100 Federal Street, Boston, MA 02110. Putnam Investments Holdings LLC, Putnam Investments Employees’ Securities Company I, LLC and Putnam Investments Employees’ Securities Company II, LLC each disclaims beneficial ownership of any securities other than the securities held directly by such entity. The address for the Putnam entities is One Post Office Square, Boston, MA 02109.

(4)   With respect to the “Number of Class A Unites”, represents “notional” Class A units allocated to such person pursuant to the Nortek Holdings 2004 Deferred Compensation Plan. See “Executive Compensation - Deferred Compensation Plan of Nortek Holdings and “Certain Relationships and Related Transactions - Limited Liability Company Agreement of the Investors LLC”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

2003 Recapitalization

On January 9, 2003, the former Nortek Holdings completed a recapitalization transaction which resulted in the acquisition of the former Nortek Holdings by affiliates of Kelso and certain members of our management. The Company refers to this recapitalization and the related transactions herein as the “2003 Recapitalization”. Pursuant to the terms of Exchange Agreements by and among the Company, the former Nortek Holdings and each of Richard L. Bready, Robert E.G. Ractliffe and Edward J. Cooney, such directors and executive officers received amounts in connection with the 2003 Recapitalization as follows: Mr. Bready, $17,166,372; Mr. Ractliffe, $556,048; and Mr. Cooney, $193,125. Immediately after the 2003 Recapitalization, affiliates of Kelso held approximately 79.4% of the fully-diluted equity of the former Nortek Holdings, and the Company’s directors and executive officers held approximately 18.4% (with approximately 16.0% held by Mr. Bready). In addition, in connection with the 2003 Recapitalization, the Company’s directors and executive officers received payments in respect of the termination of its Supplemental Executive Retirement Plan as follows: Mr. Bready, $73,658,948; Mr. Hall, $8,563,677; and Mr. Donnelly $3,156,380; and payments under its retention plan as follows: Mr. Cooney, $48,000; Mr. Donnelly, $53,000; Mr. Hall, $82,000; Mr. Hiley, $30,000; and Mr. Ractliffe, $120,000. See “Executive Compensation - Pension and Similar Plans” and “Executive Compensation - Employment Contracts and Termination of Employment and Change in Control Arrangements” above. Mr. Hiley received a fee of $3,000,000 in connection with the 2003 Recapitalization.

2003 Dividend

On November 26, 2003, the former Nortek Holdings declared a cash dividend of $35.00 per share on each outstanding share of capital stock totaling approximately $298,474,000 which was paid to the former Nortek Holdings’ shareholders in the fourth quarter of 2003. Option holders of the rollover options received a cash distribution of approximately $41,600,000, which was treated as a charge to additional paid-in capital in the accompanying consolidated statement of stockholder’s investment. The distribution to each individual option holder of the rollover options was equal to the number of shares held multiplied by the lesser of (i) $35 per share or (ii) $46 per share minus the amount per share the exercise price was reduced. In conjunction with this shareholder distribution, the former Nortek Holdings adjusted the exercise price of all of the rollover options to equal $10.50 per share and all of the other options to purchase Class A stock to equal $11.00 per share.

2005 Dividend

On February 18, 2005, NTK Holdings declared a cash dividend of $186,970,194.50 to be paid to its sole stockholder, Investors LLC. In turn, Investors LLC authorized a distribution of $186,970,194.50 to the equity holders of Investors LLC in accordance with the terms of the LLC Agreement by and among Investors LLC and its members. The result was a cash payment of $516.65 per unit of Investors LLC. In addition, on February 18, 2005, NTK Holdings contributed $57,737,885.51 to Nortek Holdings for the purpose of making payments under the Nortek Holdings, Inc. Deferred Compensation Plan. Payments under the plan were made to the named executive officers and directors as follows: Mr. Bready, $40,376,422; Mr. Hall, $3,116,034; Mr. Donnelly, $1,910,278; Mr. Cooney, $789,361; Mr. Cianciolo, $185,504; and Mr. Hiley, $510,457.

The THL Transactions

On August 27, 2004, THL Buildco purchased all of the outstanding capital stock of the former Nortek Holdings pursuant to the Stock Purchase Agreement among THL Buildco, THL Buildco Holdings and the stockholders of the former Nortek Holdings, dated July 15, 2004. Immediately upon the completion of this acquisition, THL Buildco was merged with and into the former Nortek Holdings, with the former Nortek Holdings continuing as the surviving corporation, and the former Nortek Holdings was then merged with and into Nortek with Nortek continuing as the surviving corporation and a wholly owned subsidiary of THL Buildco Holdings. THL Buildco Holdings was then renamed Nortek Holdings, Inc. (referred to herein as “Nortek Holdings”). In connection with this acquisition, members of the Company’s management reinvested a portion of their equity interest in the former Nortek Holdings and received equity interests in Investors LLC and interests in a deferred compensation plan established by Nortek Holdings. See “Executive Compensation - Deferred Compensation Plan of Nortek Holdings”.

Limited Liability Company Agreement of Investors LLC

The limited liability company agreement of Investors LLC authorizes Investors LLC to issue three classes of limited liability company interests designated as Class A units, Class B units and Class C units.

A management committee elected by holders of the Class B units of Investors LLC has the exclusive authority to manage and control the business and affairs of Investors LLC. The management committee’s size and composition is determined in accordance with the provisions of a Security Holders Agreement, which states that the management committee initially will consist of six managers. See “Security Holders Agreement”.

All distributions of property by Investors LLC are made first to the holders of Class A units and Class B units until such holders receive a return of all their invested capital in respect of their units, second, to the holders of Class C units until such holders receive any amounts from any prior distribution that they would have received in such prior distribution with respect to Class C units that have vested since the time of such prior distribution had such Class C units been vested at the time of such prior distribution; and thereafter to the holders of Class B units and Class C units (to the extent the Class C units are vested at the time of such distribution, as discussed below) proportionately based on the number of Class B units and vested Class C units held by such holders.

The Class C units are divided into two series: Class C-1 time-vesting units and Class C-2 performance-vesting units. One-third of the total number of Class C units is designated as time-vesting units and two-thirds of the total number of Class C units is designated as performance-vesting units. The Class C units are issued to officers, directors, employees and consultants of Nortek Holdings and its subsidiaries as determined by the management committee of Investors LLC.

The Class C-1 time-vesting units vest over a three-year period on a quarterly basis in equal amounts. The vesting of the Class C-1 time-vesting units will be accelerated and such units will become fully vested if (1) Investors LLC has sold 90% of the capital stock of Nortek Holdings held by it in exchange for cash or marketable securities, or (2) following an initial public offering of equity securities of Investors LLC or its subsidiaries, Investors LLC has distributed 90% of the capital stock of Nortek Holdings to the unit holders of Investors LLC and the unit holders of Investors LLC that are affiliated with Thomas H. Lee Equity Fund V, L.P. have distributed such shares of capital stock to their limited partners or members.

In addition, the Class C-1 time-vesting units will become fully vested upon a liquidity event that results in the Class C-2 performance-vesting units becoming fully vested. The Class C-2 performance-vesting units will vest only in connection with certain liquidity events and only upon and to the extent of satisfaction in connection with such liquidity events of minimum internal rate of return and multiple of investment hurdles relating to the Class A and Class B units held by Thomas H. Lee Equity Fund V, L.P. and its affiliates. Unvested Class C units will be subject to forfeiture in the event of termination of the employment or engagement of the holder of such Class C units.

In addition, as described under “Executive Compensation - Deferred Compensation Plan of Nortek Holdings” as distributions are made to holders of Class A units, management participants in Nortek Holdings’ new deferred compensation plan will be entitled to receive from Nortek Holdings corresponding amounts in respect of the notional Class A units credited to their deferred compensation accounts.

Security Holders Agreement

Upon the consummation of the THL Transactions, Investors LLC and the holders of its Class A, Class B and Class C units entered into a security holders agreement.

Under the security holders agreement, the management committee of Investors LLC will consist of not less than five and not more than eleven managers, as from time to time determined by Thomas H. Lee Equity Fund V, L.P. and its affiliates. The management committee initially will consist of six managers. Under the terms of the security holders agreement, for so long as Richard L. Bready is the holder of five percent or more of the outstanding Class B Units and Class C Units of Investors LLC or the fully diluted equity of any successor entity, Mr. Bready will be entitled to designate two managers to serve on the management committee and certain transactions between Investors LLC, Nortek Holdings, the Company or its subsidiaries, on the one hand, and Thomas H. Lee Fund V, L.P. and its affiliates, on the other hand, will require the approval of Mr. Bready or a majority of the independent managers of the management committee, if any, of Investors LLC. This security holders agreement also governs the election of directors to the boards of directors of Nortek Holdings and the Company and requires that such boards be identical to the management committee of Investors LLC.

Under the security holders agreement, transfers of equity securities of Investors LLC by security holders are permitted only to specified types of related parties who agree to sign the security holders agreement.

The security holders agreement provides for customary tag-along rights, drag along rights and registration rights which would apply to shares of capital stock of Nortek Holdings that are distributed to the holders of Investors LLC membership units in the event of any dissolution of Investors LLC or to shares of any corporate entity succeeding to Investors LLC upon its conversion to a corporation.

Under the security holders agreement, Thomas H. Lee Equity Fund V, L.P. and its affiliates and any members of the Company’s management that hold at least 5% of the fully diluted equity of Investors LLC will be granted the right to participate in any future equity financings by Investors LLC, subject to customary exceptions, in an amount necessary to maintain the investor’s fully diluted ownership interest in Investors LLC or any successor company.

Transaction Fee; Management Agreement with Affiliate of Thomas H. Lee Partners, L.P.

Upon the closing of the THL Transactions, Nortek Holdings and Nortek entered into a management agreement with THL Managers V, LLC, an affiliate of Thomas H. Lee Partners, L.P., pursuant to which THL Managers V, LLC provides certain financial and strategic advisory and consultancy services. The Company paid to THL Managers V, LLC a transaction fee of $25,000,000 upon the closing of the THL Transactions. In addition, the Company is obligated to pay to THL Managers V, LLC or a designee thereof an annual management fee equal to the greater of (1) $2,000,000 per annum, and (2) an amount equal to 0.75% of the consolidated earnings before interest, taxes, depreciation and amortization of the Company and its subsidiaries, before deduction for such fee, such annual management fee will be payable semi-annually in advance on the first business date of each January and July, commencing January 2005. A pro rated portion of such fee equal to $688,889 was paid on the closing date of the THL Transactions with respect to the period from August 27, 2004 through the end of 2004. Under the management agreement, the Company also paid all costs and expenses incurred by THL Managers V, LLC and its affiliates in connection with the THL Transactions of approximately $6,000,000 and is obligated to pay such expenses in connection with the provision of future services under the management agreement.

Under the management agreement the Company has also agreed to indemnify THL Managers V, LLC and its affiliates from and against all losses, claims, damages and liabilities arising out of or related to the performance by THL Managers V, LLC of the services pursuant to the management agreement.

The management agreement became effective upon the closing of the THL Transactions and will continue in effect until terminated by THL Managers V, LLC. Upon any termination in connection with an initial public offering of equity securities of the Company or Nortek Holdings, the Company will be required to pay to THL Managers V, LLC a lump-sum termination fee equal to the net present value of all annual management fees that would have otherwise been payable under the management agreement during the seven years following the date of such termination.

Transaction Fees; Financial Advisory Arrangement with Kelso

Upon the closing of the THL Transactions, the Company paid a $10,500,000 transaction fee to an affiliate of Kelso.

Philip E. Berney, one of the Company’s former directors, is also a managing director of Kelso. Upon completion of the 2003 Recapitalization, the Company paid Kelso and its designees a transaction fee of $10,500,000 and reimbursed Kelso and its designees for their expenses and entered into a financial advisory agreement with Kelso with respect to services provided by Kelso or some of its related parties to the Company in return for financial advisory fees paid annually to Kelso by the Company. From January 1, 2003 to July 3, 2004 the Company paid Kelso a total of approximately $3,000,000 as financial advisory fees pursuant to the financial advisory agreement. The financial advisory agreement was terminated on August 27, 2004 in connection with the THL Transactions.

Forgiveness of 1997 Loan to Richard L. Bready

In 1997, the Company made a ten-year loan to Mr. Bready in the amount of $3,000,000, repayable annually, in arrears, in installments of $300,000 principal plus accrued interest. The interest on this loan accrued daily at the applicable federal long-term rate in effect on each day the loan was outstanding, determined in accordance with Section 1274 of the Internal Revenue Code. Pursuant to Mr. Bready’s amended and restated employment agreement, the outstanding principal balance of the loan and all accrued interest totaling approximately $1,329,915 was forgiven upon consummation of the THL Transactions.

Transfer of Life Insurance Policies

Pursuant to the terms of the stock purchase agreement for the THL Transactions, upon the consummation of the THL Transactions, four “split-dollar” life insurance policies, with an aggregate cash surrender value of $8,598,749, held by the Company were transferred to Richard L. Bready and one such life insurance policy, with a cash surrender value of $539,426, was transferred to Almon C. Hall. From January 1, 2003 to July 3, 2004 the Company paid an aggregate amount of approximately $1,100,000 in premium payments with respect to such insurance policies. Subsequent to the closing of the THL Transactions, the Company has not and will not make any further premium payments with respect to such insurance policies.

Fees Paid to Consultant

David B. Hiley, one of the Company’s directors, provided the Company with consulting services in 2003 for a fee of $12,500 per month, plus a $300,000 year-end bonus and in 2004 for a fee of $16,667 per month, plus a discretionary year-end bonus of $300,000. Mr. Hiley retired as a consultant on January 1, 2005 and received a payment of $1,000,000 in connection with such retirement under the terms of this agreement (see “Consulting Arrangement with David B. Hiley”). So long as Mr. Hiley continues as a director of Nortek Holdings and the Company following such retirement he will be entitled to receive compensation payable to non-management directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company was billed $2,988,955 and $2,872,400 for audit services for the years ended December 31, 2004 and 2003, respectively. Audit fees for the year ended December 31, 2004 include fees for the audit of the Company’s annual consolidated financial statements, review of the financial statements included in the Company’s quarterly reports on Form 10-Q filed during 2004, professional services rendered in connection with the Company’s statutory audits and professional services rendered in connection with the Company’s debt offerings. Audit fees for the year ended December 31, 2003 include fees for the items noted above, plus fees for the audit of the combined financial statements of the Company’s subsidiary Ply Gem Industries, Inc. as of December 31, 2002 and 2001 and for each of the three years ended December 31, 2002 and as of December 31, 2003 and for the year then ended.

Audit-Related Fees

The Company was billed $337,000 and $270,000 for non-audit services that are reasonably related to the performance of the audit or review of the Company’s financial statements from the Company’s principal accountant during the year ended December 31, 2004 and 2003, respectively. Audit-related fees billed during 2004 and 2003 include fees for the audits of the Company’s employee benefit plans, accounting consultations and audit procedures related to acquisitions, and consultations related to the Company’s Sarbanes-Oxley Act Section 404 project.

Tax Fees

The Company was billed $789,000 and $1,059,000 for professional services rendered by the Company’s accountants for tax compliance, tax advice and tax planning during the years ended December 31, 2004 and 2003, respectively.

All Other Fees

The Company was billed $11,000 and $16,000 for other services by the Company’s accountants during the years ended December 31, 2004 and 2003, respectively. Other services billed in 2004 and 2003 relate to the Company’s subscription to Ernst & Young’s accounting information database and other services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Financial Statements and Schedules

 The following documents are filed as part of this report:

    1.  Financial Statements

Consolidated Statement of Operations for the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004, from January 10, 2003 to December 31, 2003, from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002

Consolidated Balance Sheet as of December 31, 2004 and 2003

Consolidated Statement of Cash Flows for the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004, from January 10, 2003 to December 31, 2003, from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002

Consolidated Statement of Stockholder’s Investment for the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004, from January 10, 2003 to December 31, 2003, from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002

Notes to Consolidated Financial Statements

Report of Independent Auditors

2.	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

All other financial statements are not required under the related instruments or are applicable and therefore have been omitted.

3.	The exhibits are listed in the Exhibit Index, which is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2005.

NORTEK, INC.

/s/ Richard L. Bready
Richard L. Bready
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 29, 2005

/s/ Richard L. Bready	/s/ Joseph M. Cianciolo
Richard L. Bready, Chairman,	Joseph M. Cianciolo
President and Chief Executive	Director
Officer

/s/ Almon C. Hall	/s/ Anthony J. DiNovi
Almon C. Hall, Vice President	Anthony J. DiNovi
and Chief Financial Officer	Director

/s/ David V. Harkins
David V. Harkins
Director

/s/ David B. Hiley
David B. Hiley
Director

/s/ Kent R. Wheldon
Kent R. Weldon
Director

Consolidated Statement of Operations

	For the Periods
	Post-
	Acquisition	Post-Recapitalization		Pre-Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002
	(Amounts in thousands)

Net Sales	$560,978	$1,117,860	$1,480,556	$24,751	$1,376,498

Costs and Expenses:
Cost of products sold	409,052	792,759	1,053,994	18,497	986,991
Selling, general and administrative expense	101,430	199,943	258,113	4,960	259,550
Amortization of intangible assets	8,398	8,869	9,055	64	2,898
Expenses and charges arising from the Acquisition	---	83,700	---	---	---
Expenses and charges arising from the Recapitalization	---	---	---	83,000	6,600
	518,880	1,085,271	1,321,162	106,521	1,256,039
Operating earnings (loss)	42,098	32,589	159,394	(81,770)	120,459
Interest expense	(40,323)	(56,073)	(57,376)	(1,049)	(52,345)
Loss from debt retirement	---	(130,736)	---	---	---
Investment income	325	1,520	1,482	119	5,886
Earnings (loss) from continuing operations
before provision (benefit) for income taxes	2,100	(152,700)	103,500	(82,700)	74,000
Provision (benefit) for income taxes	4,300	(41,400)	41,400	(21,800)	29,800
(Loss) earnings from continuing operations	(2,200)	(111,300)	62,100	(60,900)	44,200
(Loss) earnings from discontinued operations	(500)	67,400	12,100	(1,000)	18,300
Net (loss) earnings	$(2,700)	$(43,900)	$74,200	$(61,900)	$62,500

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheet
(Dollar amounts in thousands except per share data)

	December 31,	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$94,955	$194,120
Restricted cash and investments at cost, which
approximates market	---	1,223
Accounts receivable, less allowances
of $5,467 and $5,811	225,706	212,812
Inventories:
Raw materials	72,166	53,241
Work in process	24,249	18,809
Finished goods	109,134	84,710
	205,549	156,760
Prepaid expenses	8,596	6,541
Other current assets	26,126	14,665
Prepaid income taxes	34,663	17,741
Current portion of receivable from affiliate	17,220	---
Assets of discontinued operations	---	502,811
Total current assets	612,815	1,106,673

Property and Equipment, at Cost:
Land	8,683	7,591
Buildings and improvements	75,476	67,296
Machinery and equipment	124,644	136,194
	208,803	211,081
Less accumulated depreciation	7,713	17,579
Total property and equipment, net	201,090	193,502

Other Assets:
Goodwill	1,295,105	675,846
Intangible assets, less accumulated amortization
of $8,436 and $9,122	110,715	94,645
Deferred debt expense	41,741	12,589
Long-term portion of receivable from affiliate	16,088	---
Restricted investments and marketable securities	8,605	1,846
Other	11,154	14,879
	1,483,408	799,805
Total Assets	$2,297,313	$2,099,980

Liabilities and Stockholder's Investment

Current Liabilities:
Notes payable and other short-term obligations	$5,364	$8,120
Current maturities of long-term debt	14,414	7,229
Accounts payable	137,343	111,041
Accrued expenses and taxes, net	171,591	149,297
Liabilities of discontinued operations	---	141,258
Total current liabilities	328,712	416,945

Other Liabilities:
Deferred income taxes	32,737	21,368
Other	168,708	136,833
	201,445	158,201

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	1,350,210	1,324,626

Stockholder's Investment:
Common stock, $0.01 par value, authorized 3,000 shares;
3,000 issued and oustanding at December 31, 2004; none
issued at December 31, 2003	---	---
Series B Preference Stock, $1.00 par value; authorized
19,000,000 shares; none issued at December 31, 2004;
8,130,442 shares issued and outstanding at December 31, 2003	---	8,130
Class A Common Stock, $1.00 par value; authorized 19,000,000 shares; none issued at December 31, 2004; 397,380 shares
issued and outstanding at December 31, 2003	---	397
Additional paid-in capital	410,581	172,244
Accumulated deficit	(2,700)	---
Accumulated other comprehensive income	9,065	19,437
Total stockholder's investment	416,946	200,208
Total Liabilities and Stockholder's Investment:	$2,297,313	$2,099,980

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Cash Flows

	For the Periods
	Post-Acquisition	Post Recapitalization		Pre-Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002
	(Amounts in thousands)

Cash Flows from operating activities:
(Loss) earnings from continuing operations	$(2,200)	$(111,300)	$62,100	$(60,900)	$44,200
(Loss) earnings from discontinued operations	(500)	67,400	12,100	(1,000)	18,300
Net (loss) earnings	(2,700)	(43,900)	74,200	(61,900)	62,500
Adjustments to reconcile net (loss) earnings
to net cash provided by (used in) operating activities:
Depreciation and amortization expense, including
amortization of purchase price allocated to inventory	22,528	25,823	31,807	645	28,859
Non-cash interest expense, net	1,932	24,671	6,352	125	3,827
Effect of the Acquisition, net	---	38,423	---	---	---
Effect of the Recapitalization, net	---	---	---	62,397	---
Non-cash stock-based compensation	108	48,561	2,071	---	---
Loss from debt retirement	---	130,736	---	---	---
Gain on the sale of discontinued operations	---	(125,200)	---	---	(2,400)
Deferred federal income tax provision (credit) from continuing operations	1,000	(46,900)	(4,800)	5,900	(200)
Deferred federal income tax provision (credit) from discontinued operations	---	(18,500)	500	---	2,000
Changes in certain assets and liabilities, net of
effects from acquisitions and dispositions:
Accounts receivable, net	26,911	(26,921)	(18,386)	4,298	(8,570)
Inventories	1,556	(34,337)	(499)	(4,457)	8,582
Prepaids and other current assets	6,164	(14,363)	(2,152)	268	(2,920)
Net assets of discontinued operations	---	2,326	3,506	1,767	(52,913)
Accounts payable	(34,112)	52,669	(6,111)	(777)	(2,199)
Accrued expenses and taxes	42,912	22,774	60,664	(19,816)	(1,264)
Long-term assets, liabilities and other, net	(10,095)	835	(9,125)	5,837	16,230
Total adjustments to net (loss) earnings	58,904	80,597	63,827	56,187	(10,968)
Net cash provided by (used in) operating activities	$56,204	$36,697	$138,027	$(5,713)	$51,532

Cash Flows from investing activities:
Capital expenditures	$(13,476)	$(11,848)	$(17,099)	$(207)	$(19,038)
Net cash paid for businesses acquired	(15,500)	(16,500)	(76,016)	---	---
Purchase of outstanding equity shares of the former Nortek Holdings by
Thomas H. Lee Partners, L.P. and affiliates	(706,189)	---	---	---	---
Payment of Acquisition fees and expenses	(47,500)	---	---	---	---
Redemption of publicly held shares in connection with
the Recapitalization	---	---	(469,655)	---	---
Payment of fees and expenses in connection with
the Recapitalization	---	---	(27,900)	---	---
Purchase of investments and marketable securities	---	(5,000)	(30,015)	---	(332,069)
Proceeds from the sale of investments and
marketable securities	---	5,000	30,015	---	428,307
Proceeds from the sale of discontinued businesses	---	526,000	---	---	29,516
Proceeds from the sale of fixed assets	7,805	324	557	---	729
Change in restricted cash and investments	(202)	(103)	1,028	(49)	(2,867)
Other, net	(294)	(615)	(1,220)	117	(4,826)
Net cash (used in) provided by investing activities	$(775,356)	$497,258	$(590,305)	$(139)	$99,752

Cash Flows from financing activities:
Change in borrowings, net	$920	$(5,370)	$2,658	$(1,313)	$(12,143)
Sale of 10% Senior Discount Notes due 2011, net of fees	---	---	339,522	---	---
Sale of Floating Rate Notes	---	196,000	---	---	---
Redemption of notes	(919,300)	(716,700)	---	---	---
Issuance of Preferred and Common stock in connection with
the Recapitalization	---	---	359,185	---	---
Dividend to Preferred and Common stock holders	---	---	(298,474)	---	---
Cash distributions to stock option holders	---	---	(41,600)	---	---
Issuance of 32,608 shares of Class A common stock	---	---	1,500	---	---
Net proceeds from the sale of 8 1/2% Senior Notes	600,873	---	---	---	---
Net proceeds from borrowings under the Senior
Secured Credit Facility	680,823	---	---	---	---
Equity investment by Thomas H. Lee Partners L. P.
and affilitates	361,841	---	---	---	---
Settlement of stock options	(113,032)	---	---	---	---
Exercise of stock options	---	---	---	---	631
Other, net	32	(55)	7	(4,039)	(4,023)
Net cash provided by (used in) financing activities	612,157	(526,125)	362,798	(5,352)	(15,535)
Net (decrease) increase in unrestricted cash and
cash equivalents	(106,995)	7,830	(89,480)	(11,204)	135,749
Unrestricted cash and cash equivalents at the
beginning of the period	201,950	194,120	283,600	294,804	159,055
Unrestricted cash and cash equivalents at the
end of the period	$94,955	$201,950	$194,120	$283,600	$294,804

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder’s Investment
For the Year Ended December 31, 2002
(Dollar amounts in thousands)

		Nortek
	Nortek	Holdings		Nortek				Accumulated
	Holdings	Special	Nortek	Special	Additional			Other	Compre-
	Common	Common	Common	Common	Paid-in	Retained	Treasury	Comprehensive	hensive
	Stock	Stock	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Income (Loss)

Balance, December 31, 2001	$ ---	$ ---	$18,829	$814	$210,214	$192,866	$(111,685)	$(39,725)	$ ---
Net earnings	---	---	---	---	---	62,500	---	---	62,500
Other comprehensive income (loss):
Currency translation adjustment	---	---	---	---	---	---	---	5,250	5,250
Minimum pension liability net of
tax of $12,920	---	---	---	---	---	---	---	(22,701)	(22,701)
Unrealized decline in the fair value
of marketable securities	---	---	---	---	---	---	---	(306)	(306)
Comprehensive income									$44,743
22,390 shares of special common
stock converted into 22,390
shares of common stock	---	---	22	(22)	---	---	---	---
28,963 shares of common stock issued
upon exercise of stock options	---	---	29	---	682	---	---	---
The effect of directors' stock options		---	---	---	739	---	---	---
33 shares of treasury stock acquired	---	---	---	---	---	---	(1)	---
Nortek Holdings Reorganization	10,503	501	(18,880)	(792)	(103,018)	---	111,686	---
Balance, December 31, 2002	$10,503	$501	$ ---	$ ---	$108,617	$255,366	$ ---	$(57,482)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder’s Investment
For the Period from January 1, 2003 to January 9, 2003
(Dollar amounts in thousands)

							Accumulated
	Series B	Class A		Special	Additional		Other	Compre-
	Preference	Common	Common	Common	Paid-in	Retained	Comprehensive	hensive
	Stock	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Income (Loss)

Balance, December 31, 2002	$ ---	$ ---	$10,503	$501	$108,617	$255,366	$(57,482)	$ ---
Net loss	---	---	---	---	---	(61,900)	---	(61,900)
Other comprehensive income (loss):
Currency translation adjustment	---	---	---	---	---	---	1,096	1,096
Minimum pension liability,
net of tax of $9,906	---	---	---	---	---	---	18,398	18,398
Comprehensive loss								$(42,406)
Settlement of stock options held by
employees, net of taxes of $1,710	---	---	---	---	(3,000)	---	---
Subtotal	---	---	10,503	501	105,617	193,466	(37,988)
Effect of the Recapitalization	8,130	365	(10,503)	(501)	328,857	(193,466)	37,988
Balance, January 9, 2003	$8,130	$365	$ ---	$ ---	$434,474	$ ---	$ ---

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder’s Investment
For the Period from January 10, 2003 to December 31, 2003
(Dollar amounts in thousands)

						Accumulated
	Series B	Class A	Additional			Other
	Preference	Common	Paid-in	Accumulated		Comprehensive	Comprehensive
	Stock	Stock	Capital	Deficit		Income (Loss)	Income (Loss)

Balance, January 9, 2003	$8,130	$365	$434,474	$	---	$ ---	$ ---
Net income	---	---	---		74,200	---	74,200
Other comprehensive income (loss):
Currency translation adjustment	---	---	---		---	19,501	19,501
Minimum pension liability, net of tax of $35	---	---	---		---	(64)	(64)
Comprehensive income							$93,637
Issuance of 32,608 shares of Class A Common Stock	---	32	1,468		---	---
Dividend to common and preferred stockholders	---	---	(224,274)		(74,200)	---
Cash distribution to stock option holders	---	---	(41,600)		---	---
Stock based compensation	---	---	2,179		---	---
Other, net	---	---	(3)		---	---
Balance, December 31, 2003	$8,130	$397	$172,244	$	---	$19,437
The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder’s Investment
For the Period from January 1, 2004 to August 27, 2004
(Dollar amounts in thousands)

						Accumulated
	Series B	Class A	Additional			Other
	Preference	Common	Paid-in	Accumulated		Comprehensive	Comprehensive
	Stock	Stock	Capital	Deficit		Income (Loss)	Income (Loss)

Balance, December 31, 2003	$8,130	$397	$172,244	$	---	$19,437	$ ---
Net loss	---	---	---		(43,900)	---	(43,900)
Other comprehensive income (loss):
Currency translation adjustment	---	---	---		---	(3,958)	(3,958)
Unrealized appreciation in the fair value
of marketable securities	---	---	---		---	21	21
Minimum pension liability, net of tax of $10	---	---	---		---	18	18
Comprehensive loss							$(47,819)
Stock based compensation	---	---	5,242		---	---
Settlement and cancellation of stock options,
net of taxes of $19,131	---	---	(43,035)		---	---
Subtotal	8,130	397	134,451		(43,900)	15,518
Effect of the Acquisition	(8,130)	(397)	272,987		43,900	(15,518)
Balance, August 27, 2004	$ ---	$ ---	$407,438	$	---	$ ---
The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder’s Investment
For the Period from August 28, 2004 to December 31, 2004
(Dollar amounts in thousands)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Comprehensive
	Capital	Deficit	Income (Loss)	Income (Loss)

Balance, August 28, 2004	$407,438	$ ---	$ ---	$ ---
Net loss	---	(2,700)		(2,700)
Other comprehensive income (loss):
Currency translation adjustment	---	---	9,495	9,495
Unrealized decline in the fair value
of marketable securities	---	---	(20)	(20)
Minimum pension liability, net of tax of $221			(410)	(410)
Comprehensive income				$6,365
Capital contribution from parent	757	---	---
Stock based compensation	108	---	---
Effect of the Acquisition	2,278	---	---
Balance, December 31, 2004	$410,581	$(2,700)	$9,065

The accompanying notes are an integral part of these Consolidated Financial Statements.

NORTEK, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements included herein for periods prior to August 28, 2004 reflect the financial position, results of operations and cash flows of the former Nortek Holdings, Inc. and all of its wholly-owned subsidiaries (the predecessor company) and subsequent to August 27, 2004, reflect the financial position, results of operations and cash flows of Nortek, Inc. and all of its wholly-owned subsidiaries (the successor company and survivor from the mergers noted below in connection with the THL Transaction) (individually and collectively, the “Company” or “Nortek”). The Company is a diversified manufacturer of residential and commercial building products, operating within two principal segments (see Note 10 for a discussion of discontinued operations related to the Company’s subsidiaries, La Cornue SAS (“La Cornue”) and Ply Gem Industries, Inc. (“Ply Gem”) and Ply Gem's current and former subsidiaries): the Residential Building Products Segment and the Air Conditioning and Heating Products Segment. Through these remaining principal segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself (“DIY”) and professional remodeling and renovation markets.

On July 15, 2004, THL Buildco Holdings, Inc. (“THL Buildco Holdings”) and THL Buildco, Inc. (“THL Buildco”), newly formed Delaware corporations affiliated with Thomas H. Lee Partners L.P., entered into a stock purchase agreement with the owners of Nortek Holdings, Inc., Nortek’s former parent company (referred to herein as “the former Nortek Holdings”), including affiliates of Kelso & Company, L.P. (“Kelso”) and certain members of the Company’s management, pursuant to which THL Buildco agreed to purchase all the outstanding capital stock of the former Nortek Holdings. Prior to the completion of the THL Transaction described below, Nortek was a wholly owned direct subsidiary of the former Nortek Holdings and THL Buildco was a wholly owned direct subsidiary of THL Buildco Holdings. On January 9, 2003, the former Nortek Holdings was acquired by Kelso and certain members of Nortek’s management in a transaction valued at approximately $1,600,000,000 including all of the Company’s indebtedness (the “Recapitalization”).

On August 27, 2004, THL Buildco purchased all of the outstanding capital stock of the former Nortek Holdings pursuant to the stock purchase agreement in a transaction valued at approximately $1,740,000,000 (the “Acquisition”). Immediately upon the completion of the Acquisition, THL Buildco was merged with and into the former Nortek Holdings with the former Nortek Holdings continuing as the surviving corporation. The former Nortek Holdings was then merged with and into Nortek with Nortek continuing as the surviving corporation and a wholly owned subsidiary of THL Buildco Holdings. THL Buildco Holdings was then renamed Nortek Holdings, Inc. (“Nortek Holdings”). Nortek Holdings is wholly-owned by NTK Holdings, Inc., which is wholly owned by THL-Nortek Investors, LLC, a Delaware limited liability company (“Investors LLC”). In connection with the Acquisition, members of Nortek management reinvested a portion of their equity interest in the former Nortek Holdings for an equity interest in Investors LLC and interests in a deferred compensation plan established by Nortek Holdings (the Acquisition and the above events are collectively referred to herein as the “THL Transaction”) (see Note 2).

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

At December 31, 2004 and 2003, the Company has less than approximately $100,000 of marketable securities available for sale.

The Company has classified as restricted in the accompanying consolidated balance sheet certain investments and marketable securities that are not fully available for use in its operations. At December 31, 2004 approximately $8,605,000 of investments (all of which is included in long-term assets) had been pledged as collateral or were held in pension trusts for certain debt, insurance, employee benefits and other requirements. At December 31, 2003, approximately $3,069,000 (of which $1,223,000 is included in current assets) of cash, investments and marketable securities had been pledged as collateral or were held in pension trusts for certain debt, insurance, employee benefits and other requirements (see Notes 6 and 8).

Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents-
The carrying amount approximates fair value because of the short maturity of those instruments.

Investments --
The fair value of investments are based on quoted market prices. The fair value of investments was not materially different from their cost basis at December 31, 2004 or 2003.

Long-Term Debt--

At December 31, 2004 and December 31, 2003, the fair value of long-term indebtedness was approximately $29,100,000 higher and $69,800,000 higher, respectively, than the amount on the Company’s consolidated balance sheet, before unamortized premium, based on market quotations (see Note 6).

Inventories

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market. At December 31, 2004 and 2003, approximately $110,637,000 and $91,099,000 of total inventories, respectively, were valued on the last-in, first-out method (“LIFO”). Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $3,455,000 and $7,755,000 lower at December 31, 2004 and 2003, respectively. All other inventories were valued under the FIFO method. In connection with both LIFO and FIFO inventories, the Company will record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

Purchase price allocated to the fair value of inventory is amortized over the estimated period in which the inventory will be sold.

Depreciation and Amortization

Depreciation and amortization of property and equipment, including capital leases, is provided on a straight-line basis over their estimated useful lives, which are generally as follows:

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

Goodwill and Intangible Assets

The Company accounts for acquired goodwill and intangible assets in accordance with Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) which involves judgment with respect to the determination of the purchase price and the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill. The Company believes that the estimates that it has used to record its acquisitions are reasonable and in accordance with SFAS No. 141 (see Notes 2 and 3).

Under SFAS No. 142, goodwill and intangible assets determined to have an indefinite useful life are not amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant. The Company has evaluated the carrying value of reporting unit goodwill and determined that no impairment existed at either the date of the Acquisition or at its annual evaluation dates as of the first day of the fourth quarter.

In accordance with SFAS No. 144, the Company has evaluated the realizability of non indefinite-lived and non-goodwill long-lived assets, which primarily consist of property, plant and equipment and intangible assets (the “SFAS No. 144 Long-Lived Assets”), whenever impairment indicators are present, based on expectations of non-discounted future cash flows for each subsidiary having a material amount of SFAS No. 144 Long-Lived Assets. If the sum of the expected non-discounted future cash flows is less than the carrying amount of all assets including SFAS No. 144 Long-Lived Assets, the Company would recognize an impairment loss. The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, net, depreciation and amortization expense and income taxes (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with market conditions at the time of estimation. Based on its most recent analysis, the Company believes that no material impairment of SFAS No. 144 Long-Lived Assets exists at December 31, 2004.

The following table presents a summary of the activity in goodwill for continuing operations and discontinued operations for the period from August 28, 2004 to December 31, 2004, the period from January 1, 2004 to August 27, 2004, the period from January 10, 2003 to December 31, 2003, the period from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002. Goodwill related to discontinued operations is included in assets of discontinued operations in the accompanying consolidated balance sheet as of December 31, 2003.

	Continuing	Discontinued
	Operations	Operations	Total
	(Amounts in thousands)

Balance as of December 31, 2001	$284,437	$273,512	$557,949
Purchase accounting adjustments	426	(3,401)	(2,975)
Allocated to subsidiary sold	---	(4,200)	(4,200)
Impact of foreign currency translation	268	120	388
Balance as of December 31, 2002	285,131	266,031	551,162
Impact of foreign currency translation	269	74	343
Balance as of January 9, 2003	285,400	266,105	551,505
Effect of Recapitalization	350,807	(40,567)	310,240
Acquisitions during the period from January 10, 2003 to December 31, 2003	46,248	---	46,248
Purchase accounting adjustments	(11,979)	(4,195)	(16,174)
Impact of foreign currency translation	5,370	851	6,221
Balance as of December 31, 2003	675,846	222,194	898,040
Acquisitions during the period from January 1, 2004 to August 27, 2004	6,841	---	6,841
Dispositions	---	(222,194)	(222,194)
Purchase accounting adjustments	(3,229)	---	(3,229)
Impact of foreign currency translation	1	---	1
Balance as of August 27, 2004	679,459	---	679,459
Effect of the Acquisition	607,053	---	607,053
Acquisitions during the period from August 28, 2004 to December 31, 2004	8,805	---	8,805
Impact of foreign currency translation	1,793	---	1,793
Purchase accounting adjustments	(2,005)	---	(2,005)
Balance as of December 31, 2004	$1,295,105	$ ---	$1,295,105

Goodwill associated with the Acquisition and Recapitalization and acquisitions above (see Note 2) will not be deductible for income tax purposes, with the exception of approximately $7,300,000 of goodwill associated with acquisitions during the period from January 10, 2003 to December 31, 2003 which will be deductible for income tax purposes. Purchase accounting adjustments relate principally to final revisions resulting from the completion of fair value adjustments and adjustments to deferred income taxes that impact goodwill.

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. See Note 11 for a rollforward of the activity in goodwill by operating segment for the years ended December 31, 2004 and 2003.

Intangible assets consist principally of patents, trademarks, customer relationships and non-compete agreements. Patents, trademarks and non-compete agreements are amortized on a straight-line basis, while customer relationships are amortized on an accelerated basis based upon the consumption of the economic benefits of the customer relationship. Amortization of intangible assets charged to operations amounted to approximately $8,398,000, $8,869,000, $9,055,000, $64,000, and $2,898,000 for the period from August 28, 2004 to December 31, 2004, the period from January 1, 2004 to August 27, 2004, the period from January 10, 2003 to December 31, 2003, the period from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002, respectively. The table that follows presents the major components of intangible assets as of December 31, 2004 and 2003:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Remaining Useful Lives
	(Amounts in thousands except for Useful Lives)

December 31, 2004:
Trademarks	$62,114	$(1,145)	$60,969	15.0
Patents	21,423	(723)	20,700	14.7
Customer relationships	29,124	(6,046)	23,078	4.4
Other	6,490	(522)	5,968	3.8
	$119,151	$(8,436)	$110,715	8.6

December 31, 2003:
Trademarks	$51,396	$(3,257)	$48,139	15.0
Patents	16,908	(680)	16,228	16.1
Customer relationships	29,965	(4,883)	25,082	4.6
Other	5,498	(302)	5,196	4.7
	$103,767	$(9,122)	$94,645	8.5
As of December 31, 2004, the estimated annual intangible asset amortization expense for each of the succeeding five years aggregates approximately $55,100,000 as follows:

Year Ended December 31,	Annual Amortization Expense
(Amounts in thousands)
(Unaudited)

2005	$16,900
2006	13,000
2007	10,400
2008	8,400
2009	6,400

Pensions and Post Retirement Health Benefits

The Company accounts for pensions, including supplemental executive retirement plans, and post retirement health benefit liabilities under SFAS No. 87 “Employers' Accounting for Pensions” (“SFAS No. 87”) and SFAS No. 106, “Employers' Accounting for Post Retirement Benefits Other Than Pensions” (“SFAS No. 106”). SFAS No. 87 and SFAS No. 106 require the estimating of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase and the assumed medical cost inflation rate. Such estimates require a significant amount of judgment (see Note 8).

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal and state income tax returns be recognized in the balance sheet. As the Company generally does not file its income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. SFAS No. 109 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference (see Note 5).

Interest Allocation to Dispositions

The Company allocates interest to dispositions that qualify as a discontinued operation for debt instruments which are entered into specifically and solely with the entity disposed of and for debt which is settled with proceeds received from the disposition.

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

The Company recorded stock-based compensation charges in continuing operations of approximately $100,000 and $48,500,000 for the period from August 28, 2004 to December 31, 2004 and the period from January 1, 2004 to August 27, 2004, respectively, in accordance with SFAS No. 123. Stock-based employee compensation charges recorded in the period from August 28, 2004 to December 31, 2004 related to the C-1 Units described below received by certain employees and consultants of the Company in connection with the THL Transaction (see Note 2) and approximately $48,500,000 recorded in the period from January 1, 2004 to August 27, 2004 related to the accelerated vesting and achievement of the performance criteria for a portion of the Company’s outstanding Class B stock options due to the change in control of the Company as a result of the Acquisition. A portion of this expense has been allocated to the Company’s reporting segments for all periods presented (see Note 11) and a portion has been recorded in “expenses and charges arising from the Acquisition”. In addition, the Company recorded stock-based employee compensation charges in discontinued operations of approximately $6,400,000 for the period from January 1, 2004 to August 27, 2004 relating to the accelerated vesting and achievement of the performance criteria for a portion of the Company’s outstanding Class A and B stock options, which were retained by employees of the discontinued operations (see Note 10) due to the change of control of the Company as a result of the Acquisition.

During the period from January 1, 2003 to January 9, 2003, the Company had previously recorded a pre-tax stock-based employee compensation charge of approximately $4,710,000 (approximately $3,000,000 net of tax) related to the cash settlement and cancellation of outstanding stock options that were tendered in connection with the Recapitalization in accordance with the provisions of APB 25. In connection with the adoption of SFAS No. 123, the compensation charge, net of tax, of approximately $3,000,000 was reclassified in accordance with the provisions of SFAS No. 123 to be reflected as an equity adjustment to additional paid-in capital in the accompanying consolidated statement of stockholder’s investment for the period from January 1, 2003 to January 9, 2003.

In connection with the THL Transaction, certain employees and consultants received approximately 21,184 C-1 units and approximately 42,368 C-2 units, which represent equity interests in Investors LLC that function similar to stock options. The C-1 units vest pro rata on a quarterly basis over a three-year period and approximately 1,765 were vested at December 31, 2004. The total stock-based employee compensation charge associated with the C-1 units is approximately $930,000, which is being amortized pro rata over the three-year vesting period. Approximately $830,000 remains to be amortized at December 31, 2004. The C-2 units only vest in the event that certain performance-based criteria, as defined, are met. As of December 31, 2004, there was approximately $1,500,000 of unamortized stock-based employee compensation with respect to the C-2 units, which will be amortized in the event that it becomes probable that the C-2 units or any portion thereof will vest. The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

All outstanding stock options at August 27, 2004 were fully vested in connection with the THL Transaction and were either sold or surrendered for cancellation as part of the THL Transaction (see Note 2). The following tables summarize the Company’s common and special common stock option transactions for stock options issued prior to the Acquisition and reflects both stock options issued prior to the Recapitalization and Class A stock options issued subsequent to the Recapitalization, including options held by the Management Investors that were exchanged in connection with the Recapitalization. Options issued prior to the Nortek Holdings Reorganization on November 20, 2002 for the common and special common stock of the Company were converted to options to purchase the common and special common stock of Nortek Holdings in connection with the Nortek Holdings Reorganization (see Notes 2 and 7).

Stock Options Issued:
	Number Of Shares	Option Price Per Share	Weighted Average Exercise Price
Options outstanding at December 31, 2002	2,085,546	$8.75 - $44.16	$23.69
Exercised and tendered in connection with the Recapitalization	(217,226)	20.25 - 44.16	24.81
Options canceled and exchanged for new Class A stock options in connection with the Recapitalization on January 9, 2003	1,868,320	$8.75 - $33.06	$23.56
Granted	443,266	46.00 - 46.00	46.00
Canceled	(2,333)	46.00 - 46.00	46.00
Options outstanding at December 31, 2003	2,309,253	$10.50 - $11.00	$10.62
Options cancelled in connection with sale of Ply Gem	(74,667)	$10.50 - $11.00	10.70
Options sold or surrendered in connection with the THL Transaction	(2,234,586)	$10.50 - $11.00	10.59
Options outstanding at August 27, 2004	---	---	---

The above table does not include 846,534 of Class B common stock options issued by the former Nortek Holdings, of which 841,867 were outstanding at December 31, 2003 and August 27, 2004, as 4,667 of Class B common stock options were cancelled during fiscal 2003. The Class B stock options fully vested in connection with the THL Transaction and were included in the amounts either sold or surrendered for cancellation as part of the THL Transaction (see Note 2).

As of December 31, 2003, 1,977,026 of Class A common stock options were exercisable. As of December 31, 2002, 1,948,525 of options to acquire shares of common and special common stock were exercisable.

As defined under the then existing stock option plans, all options became fully vested upon the completion of the Recapitalization on January 9, 2003. Options to purchase 217,226 of common stock of Nortek Holdings were exercised and tendered in connection with the Recapitalization for a cash settlement of approximately $4,700,000. Options to purchase 1,868,320 shares of common stock and special common stock of Nortek Holdings, that were rolled-over by the Management Investors, were exchanged for fully vested stock options to purchase an equal number of shares of Class A Common Stock of Nortek Holdings at the same price per share (the “Rollover Options”).

In connection with a shareholder distribution made by Nortek Holdings in November 2003, option holders of the Rollover Options received a cash distribution of approximately $41,600,000 (see Note 7), which was treated as a charge to additional paid-in capital in the accompanying consolidated statement of stockholder’s investment in accordance with the provisions of SFAS No. 123. The distribution to each individual option holder was equal to the number of shares held multiplied by the lesser of (i) $35 per share or (ii) $46 per share minus the amount per share the exercise price was reduced. In conjunction with this shareholder distribution, Nortek Holdings adjusted the exercise price of all of the Rollover Options to equal $10.50 per share and all of the other Class A stock options to equal $11.00 per share, which has been reflected in the above table.

The Company has historically used the Black-Scholes option pricing model to determine the fair value of stock options at the date of grant. There were no stock options granted during the period from January 1, 2004 to August 27, 2004 or during the period from January 1, 2003 to January 9, 2003. The following table summarizes the weighted-average assumptions for the periods presented during which options were issued. The weighted-average assumptions for options granted subsequent to January 1, 2003 were used to calculate the stock-based employee compensation charge of approximately $1,400,000 for the period from January 10, 2003 to December 31, 2003 in connection with the Company’s adoption of SFAS No. 123. As Nortek Holdings was no longer a public company during this period, the weighted-average assumptions reflect the use of the minimum value calculations permitted under SFAS No. 123 for non-public companies, whereby a volatility assumption is excluded from the calculation. The weighted-average assumptions for options granted prior to January 1, 2003 included in the pro forma information for the period from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002 presented below include a volatility assumption as Nortek Holdings and, prior to the Nortek Holdings Reorganization, the Company’s common stock was publicly traded as of the end of these periods. The weighted average assumptions related to earnings (loss) from continuing operations exclude options issued to employees of Ply Gem, which has been treated as a discontinued operation for all periods presented.

	For the Periods
	Post- Recapitalization	Pre- Recapitalization
	Jan. 10, 2003 -	Jan. 1, 2002 -
	Dec. 31, 2003	Dec. 31, 2002
Assumptions for Earnings (Loss) from Continuing Operations:
Risk-free interest rate	Between 2.60%	Between 4.29%
	and 3.23%	and 4.54%
Expected life	5 years	5 years
Expected volatility	N/A	38%
Expected dividend yield	0%	0%
Weighted average fair value at grant date of options granted	$8.03	$10.68

Assumptions for Net Earnings (Loss):
Risk-free interest rate	Between 2.60%	Between 4.29%
	and 3.23%	And 4.54%
Expected life	5 years	5 years
Expected volatility	N/A	38%
Expected dividend yield	0%	0%
Weighted average fair value at grant date of options granted	$7.93	$10.67

Pro forma information is not required under SFAS No. 148 for the periods August 28, 2004 to December 31, 2004, January 1, 2004 to August 27, 2004 and the period from January 10, 2003 to December 31, 2003 as the consolidated statement of operations for those periods includes the actual stock-based employee compensation for stock options required under SFAS No. 123 for those periods.

Pro forma information for the period from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002 has been determined as if the Company had been accounting for its employee stock options under the fair value method of SFAS No. 123 for all options issued prior to January 1, 2003 and subsequent to the initial effective date of SFAS No. 123. The pro forma stock-based employee compensation charge for the period from January 1, 2003 to January 9, 2003 reflects the pro forma impact of the accelerated vesting associated with the immediate vesting of all unvested options in connection with the Recapitalization. No historical stock-based employee compensation is reflected for the period from January 1, 2003 to January 9, 2003 as no options were issued. No historical stock-based employee compensation is reflected in the statement of operations for the year ended December 31, 2002, as all employee options granted under those plans had an intrinsic value of zero on the date of grant. The pro forma amounts with respect to (loss) earnings from continuing operations exclude the pro forma impact of options issued to employees of Ply Gem, which has been treated as a discontinued operation for all periods presented.

	For the Periods Pre-Recapitalization
	Jan. 1, 2003 -	Jan. 1, 2002 -
	Jan. 9, 2003	Dec. 31, 2002
	(Amounts in thousands)

Loss from continuing operations, as reported	$(60,900)	$44,200
Less: Total stock-based employee compensation expense determined under the fair value method for awards issued prior to January 1, 2003, net of related tax effects	(500)	(1,000)
Pro forma (loss) earnings from continuing operations	$(61,400)	$43,200

Net earnings (loss), as reported	$(61,900)	$62,500
Less: Total stock-based employee compensation expense determined under the fair value method for awards issued prior to January 1, 2003, net of related tax effects	(600)	(1,200)
Pro forma net (loss) earnings	$(62,500)	$61,300

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS No. 95”). The accounting for share-based payments under SFAS No. 123R is similar to the approach described in SFAS No. 123, however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and pro-forma disclosure is no longer an alternative to financial statement recognition. The provisions of SFAS No. 123R will be effective for nonpublic entities in fiscal years beginning after December 15, 2005, subject to limitations, with earlier adoption encouraged. The Company is currently evaluating the impact of adopting SFAS No. 123R on its consolidated financial statements.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings and unrealized gains and losses from currency translation, marketable securities available for sale and minimum pension liability adjustments, net of tax attributes. The components of the Company’s comprehensive income (loss) and the effect on earnings for the periods presented are detailed in the accompanying consolidated statement of stockholder’s investment.

The balances of each classification, net of tax attributes, within accumulated other comprehensive loss as of the periods presented are as follows:

		Unrealized		Total
		Gains	Minimum	Accumulated
	Foreign	(Losses) on	Pension	Other
	Currency	Marketable	Liability	Comprehensive
	Translation	Securities	Adjustment	Income (Loss)
	(Amounts in thousands)

Balance December 31, 2001	$(16,495)	$(72)	$(23,158)	$(39,725)
Change during the period	5,250	(306)	(22,701)	(17,757)
Balance December 31, 2002	(11,245)	(378)	(45,859)	(57,482)
Change during the period	1,096	---	18,398	19,494
Balance January 9, 2003	(10,149)	(378)	(27,461)	(37,988)
Effect of the Recapitalization	10,149	378	27,461	37,988
Change during the period	19,501	---	(64)	19,437
Balance December 31, 2003	19,501	---	(64)	19,437
Change during the period	(3,958)	21	18	(3,919)
Balance August 27, 2004	15,543	21	(46)	15,518
Effect of the Acquisition	(15,543)	(21)	46	(15,518)
Change during the period	9,495	(20)	(410)	9,065
Balance December 31, 2004	$9,495	$(20)	$(410)	$9,065

Foreign Currency Translation

The financial statements of subsidiaries outside the United States are measured using the foreign subsidiaries’ local currency as the functional currency. The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Net sales and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income (loss) included in stockholder’s investment in the accompanying consolidated balance sheet. Transaction gains and losses are recorded in selling, general and administrative expense and have not been material during any of the periods presented.

2. THE ACQUISITION AND RECAPITALIZATION TRANSACTIONS

On July 15, 2004, THL Buildco Holdings and THL Buildco, newly formed Delaware corporations affiliated with Thomas H. Lee Partners L.P., entered into a stock purchase agreement with the owners of the former Nortek Holdings, the Company’s former parent company including affiliates of Kelso, and certain members of the Company’s management, pursuant to which THL Buildco agreed to purchase all the outstanding capital stock of the former Nortek Holdings. As noted below, prior to the completion of the THL Transactions, Nortek was a wholly owned direct subsidiary of the former Nortek Holdings and THL Buildco was a wholly owned direct subsidiary of THL Buildco Holdings.

On November 20, 2002, the Company reorganized into a holding company structure and each outstanding share of capital stock of Nortek was converted into an identical share of capital stock of the former Nortek Holdings, a Delaware corporation formed in 2002, with the former Nortek Holdings becoming the successor public company and Nortek becoming a wholly-owned subsidiary of the former Nortek Holdings (the “Holdings Reorganization”). On January 9, 2003, the former Nortek Holdings completed the Recapitalization, which resulted in the acquisition of the former Nortek Holdings by certain affiliates and designees of Kelso & Company L.P. (“Kelso”) and certain members of Nortek’s management. As a result, of the Recapitalization, the Company’s shares of capital stock were no longer publicly traded.

The sections below describe more fully the Recapitalization and Acquisition transactions of Nortek and the related pro-forma effect such transactions would have had on the consolidated financial statements of the Company.

The Acquisition

On August 27, 2004, the sole stockholder of the Company, the former Nortek Holdings adopted and approved, by unanimous written consent in lieu of special meeting, the Agreement and plan of Merger between the former Nortek Holdings and the Company, which provided for the merger of the former Nortek Holdings with and into the Company.

Prior to the Acquisition, certain members of Nortek management held stock options to purchase shares of common stock of the former Nortek Holdings issued to them under the former Nortek Holdings 2002 Stock Option Plan. These members of Nortek management, who would have been entitled to receive cash payments upon consummation of the Acquisition in respect to these options, instead sold a portion of those options to THL Buildco for approximately $113,032,000 and surrendered the remainder of these options held by them for cancellation without immediate payment. In consideration for this cancellation of options without immediate payment, these option holders received an equity interest in Investors LLC and Nortek Holdings established a deferred compensation plan and credited for the account of each of these management participants under the plan a number of notional Class A units of Investors LLC equal in value to the value of the old stock option so cancelled. For purposes of the plan, the value of the stock options cancelled was equal to the excess of the fair market value of the stock underlying the options at the time of the Acquisition over the aggregate exercise price of the options. The plan is a non-qualified, unfunded obligation of Nortek Holdings. The remaining outstanding options, including some held by Management Investors, were cancelled in exchange for the right to receive a single lump sum cash payment equal to the product of the number of shares of common stock underlying the option and the amount by which the redemption price of $82.81 per share exceeded the per share exercise price of the option.

Upon consummation of the Acquisition the outstanding principal balance, and accrued interest thereon, totaling approximately $900,000 on a loan to one of the Company’s officers was forgiven, certain “split dollar” life insurance policies with an aggregate cash value of approximately $9,300,000 were transferred to two of the Company’s officers and approximately $900,000 was paid to such officers in settlement of a deferred compensation plan. As a result, the Company recorded an approximate $10,200,000 charge to operations on August 27, 2004 (see Note 14).

The total amount of transaction fees and related costs incurred by Nortek and THL Buildco associated with the Acquisition was approximately $47,500,000, including approximately $16,000,000 of advisory fees and expenses paid to Thomas H. Lee Partners L.P. Approximately $26,000,000 of these fees and expenses were recorded by Nortek in “expenses and charges arising from the Acquisition”, since they were obligations of Nortek prior to the Acquisition and the balance of approximately $21,500,000 was recorded as purchase price for the Acquisition (see Note 14).

In connection with accounting for the purchase price for the Acquisition, Nortek recorded a deferred tax benefit of approximately $32,550,000 representing the tax benefit related to the deferred compensation plan of Nortek Holdings. At December 31, 2004, the deferred tax benefit was approximately $33,308,000 (of which approximately $17,220,000 and $16,088,000 is recorded as a current and long-term asset, respectively) and is classified as a receivable from affiliate on the Company’s consolidated balance sheet.

In connection with the Acquisition, on August 27, 2004, Nortek entered into a senior secured credit facility providing for aggregate borrowings of up to $800,000,000 consisting of a term loan of $700,000,000 and a revolving credit facility of $100,000,000 with a syndicate of financial lenders (the “Senior Secured Credit Facility”) (see Note 6).

Also, in connection with the Acquisition, on August 27, 2004, THL Buildco completed an offering of $625,000,000 aggregate principal amount of 8 1/2% Senior Subordinated Notes due 2014 (the “8 ½% Notes”) (see Note 6).

To partially finance the purchase price of the Acquisition, affiliates of Thomas H. Lee Partners, L.P. invested approximately $361,800,000 of cash and certain members of the Company’s senior management made a roll-over investment of approximately $111,800,000. These funds, together with approximately $155,300,000 of cash of the former Nortek Holdings, the $700,000,000 proceeds from the term loan under the Senior Secured Credit Facility and the $625,000,000 proceeds from the sale of the 8 1/2% Notes (see Note 6), were used to finance the Acquisition, to refinance certain existing notes of Nortek and the former Nortek Holdings and to pay related transaction costs.

Beginning on August 28, 2004, the Company accounted for the Acquisition as a purchase in accordance with the provisions of SFAS No. 141, Emerging Issue Task Force (“EITF”) Issue No. 88-16, “Basis in Leveraged Buyout Transactions”, (“EITF 88-16”) and SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances”, which resulted in a new valuation for the assets and liabilities of the Company and its subsidiaries based upon fair values as of the date of the Acquisition. SFAS No. 141 requires the Company to establish a new basis for its assets and liabilities based on the amount paid for its ownership at August 27, 2004. In accordance with EITF 88-16, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at carryover basis for continuing investors. As a result, the assets and liabilities are assigned new values, which are part Post-Recapitalization cost and part fair value, in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and the new interests acquired by the affiliates of Thomas H. Lee Partners. Accordingly, the Company’s ownership basis (including the fair value of options rolled over by the Management Investors) is reflected in the Company’s consolidated financial statements beginning upon completion of the Acquisition. The purchase price for the equity of Nortek of approximately $743,154,000 was allocated to the assets and liabilities based on their relative fair values and approximately $409,716,000 was recorded in Stockholder’s Investment representing the ownership interest of Nortek’s equity holders upon completion of the Acquisition, net of a deemed dividend of approximately $63,879,000.

Immediately prior to the Acquisition, Stockholder’s Investment was approximately $114,596,000. The purchase price for the Acquisition of approximately $743,154,000 consists of the following:

(Amounts in thousands)

Purchase price for Series B Preference stock and Class A Common Stock of the former Nortek Holdings	$706,189
Payment for the settlement and termination of the former Nortek Holdings Stock Options	113,032
Carryover basis of continuing investors	47,875
Cash of the former Nortek Holdings	(112,839)
Tax benefit related to the Nortek Holdings deferred compensation plan	(32,550)
Fees and expenses	21,447
$743,154

Purchase price allocations are subject to refinement until all pertinent information is obtained. As of August 28, 2004, the Company preliminarily allocated the excess purchase price over the net assets acquired in the Acquisition based on its estimates of the fair value of assets and liabilities as follows:

	Initial Allocation	Final Allocation
	(Amounts in thousands)

Inventories	$11,666	$10,865
Property and equipment	---	9,609
Intangible assets	---	24,331
Pension and post retirement health care benefits	(9,005)	(9,217)
Prepaid and deferred income taxes	(1,180)	(13,509)
Goodwill	634,352	607,053
Other	---	(574)
Total	$635,833	$628,558

The following is a summary of the material adjustments made to the initial allocation of purchase price and the final allocation of purchase price:

-	Purchase price decreased by $7,275,000 from $750,429,000 to $743,154,000 due primarily to lower expenses then estimated in the initial allocation.

-
The change in the allocations to property, plant and equipment and intangible assets reflect adjustments recorded based upon the finalization of the Company’s asset appraisals for each of the Company’s significant locations in the fourth quarter of 2004.

-
The change in the allocations to pension and post retirement health benefits reflect adjustments recorded in the fourth quarter of 2004 based upon the finalization of the Company’s actuarial studies for significant pension and post retirement health benefit liabilities.

-
The change in the allocation to prepaid and deferred income taxes principally reflects the deferred tax consequences of the adjustments made to property, plant and equipment and intangible assets discussed above.

-
The increase in the allocation to goodwill principally reflects the net impact of the changes to property, plant and equipment, intangible assets, and prepaid and deferred income taxes and the reduction to the purchase price discussed above. Goodwill associated with the Acquisition will not be deductible for federal, state or foreign income tax purposes.

During the period from August 28, 2004 to December 31, 2004, the Company recorded approximately $5,700,000 of amortization of excess purchase price allocated to inventory related to the Acquisition as a non-cash charge to cost of goods sold.

The following reflects the unaudited pro forma effect of the Acquisition and the Recapitalization on continuing operations for the period from January 1, 2004 to August 27, 2004 and the year ended December 31, 2003:

	Pro Forma for the period Jan. 1, 2004 - Aug. 27, 2004	Pro Forma for the year ended Dec. 31, 2003
	(Amounts in thousands)

Net sales	$1,117,860	$1,505,307
Operating earnings	$121,105	$151,184
Earnings from continuing operations	$35,185	$27,947

The unaudited pro forma condensed consolidated amounts presented above has been prepared by adjusting historical amounts for the period to give effect to the Acquisition as if it had occurred on January 1, 2003. The pro forma adjustments to the historical results of operations for the amounts presented include the pro forma impact of the purchase accounting for such period, the elimination of approximately $83,700,000 of expenses and charges arising from the Acquisition and approximately $83,000,000 of expenses and charges arising from the Recapitalization, recorded during such period as the unaudited pro forma condensed consolidated summary of operations assumes that the Acquisition occurred on January 1, 2003 (see Note 14).

The Recapitalization

On January 8, 2003, at a special meeting of stockholders of the Company, the stockholders approved the following amendments to the certificate of incorporation (the “Stockholder Approval”), which were required in order to complete the Recapitalization:

-	A new class of common stock, Class A Common Stock, par value $1.00 per share, of Nortek Holdings was created consisting of 19,000,000 authorized shares.

-  At the time that the amendment to the certificate of incorporation became effective, each share of common stock, par value $1.00 per share and special common stock, par value $1.00 per share outstanding, was reclassified into one share of a new class of mandatorily redeemable common stock, Class B Common Stock, par value $1.00 per share, of Nortek Holdings consisting of 14,000,000 authorized shares.

-	Class B Common Stock was required to be immediately redeemed for $46 per share in cash upon completion of the Recapitalization.

-	The authorized number of shares of Series B Preference Stock, par value $1.00 per share, was increased to 19,000,000 authorized shares.

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

On January 9, 2003, in connection with the Recapitalization, Kelso purchased newly issued shares of Series B Preference Stock for approximately $355,923,000 and purchased shares of Series B Preference Stock held by the Management Investors for approximately $18,077,000. Newly issued Class A Common Stock of approximately $3,262,000 was purchased by designated third parties. Shares of Series B Preference Stock held by the Management Investors that were not purchased by Kelso were converted into an equal number of shares of Class A Common Stock. In addition, Nortek declared and distributed to the Company a dividend of approximately $120,000,000 and distributed approximately $27,900,000 for reimbursement of fees and expenses of Kelso, which were paid out of the Company’s unrestricted cash and cash equivalents on hand and were permissible under the most restrictive covenants with respect to the indentures of Nortek’s 8 7/8% Senior Notes due 2008, 9 1/4% Senior Notes due 2007, 9 1/8% Senior Notes due 2007 and 9 7/8% Senior Subordinated Notes due 2011 (the “Existing Notes”).

The Company used the proceeds from the purchase by Kelso and designated third parties of the newly issued Series B Preference Stock and Class A Common Stock and the dividend from Nortek to redeem the Company’s Class B Common Stock and to cash out options to purchase common and special common stock totaling approximately $479,185,000. Kelso also purchased from certain Management Investors 392,978 shares of Series B Preference Stock for approximately $18,077,000.

In connection with the Recapitalization, K Holdings received a bridge financing letter from a lender for a senior unsecured term loan facility not to exceed $955,000,000 (the “Bridge Facility”). The Bridge Facility was intended to be used to fund, if necessary, any change in control offers Nortek might have made in connection with the Recapitalization. Nortek did not use this Bridge Facility because the structure of the Recapitalization did not require Nortek to make any change of control offers. The commitment letter expired on January 31, 2003. As a result, the Company’s consolidated interest expense for the period from January 10, 2003 to December 31, 2003 includes approximately $4,100,000 of interest expense from the amortization of the Bridge Facility commitment fees and related expenses.

In January 2003, the Company filed for the deregistration of its shares of common and special common stock under the Securities Exchange Act of 1934. The Company’s shares of common and special common stock are no longer publicly traded. The Company continues to file periodic reports with the SEC as required by the respective indentures of certain debt.

Under the terms of one of Nortek’s supplemental executive retirement plans (“SERP”), Nortek was required to make one-time cash payments to participants in such plan in satisfaction of obligations under that plan when the Recapitalization was completed. Accordingly, Nortek made a distribution of approximately $75,100,000 to the participants in the plan from funds included in the Company’s Consolidated Balance Sheet at December 31, 2002 and classified in long-term assets in restricted investments and marketable securities held by pension trusts and transferred to one of the participants a life insurance policy with approximately $10,300,000 of cash surrender value to satisfy a portion of the SERP’s obligation to such participant’s obligation upon the Stockholder Approval. The termination and settlement of the obligation of this SERP resulted in a curtailment loss on January 9, 2003 (see Notes 8 and 14).

The total amount of transaction fees and related costs incurred by Nortek and Kelso associated with the Recapitalization was approximately $47,300,000, including the $27,900,000 noted above, of which approximately $10,500,000 of advisory fees and expenses was paid to Kelso & Company L.P. A portion of these fees and expenses was recorded by Nortek in selling, general and administrative expense, since they were obligations of Nortek prior to the Recapitalization. Approximately $12,800,000 was recorded as expense on January 9, 2003 since these fees and expenses became obligations of Nortek upon consummation of the Recapitalization (see Note 14). Approximately $6,600,000 of expense was previously recorded by Nortek in the year ended December 31, 2002.

3. ACQUISITIONS

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company's consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisitions is obtained.

On December 17, 2004, the Company acquired M&S Systems, LP (“M&S”), located in Dallas, TX, for approximately $16,400,000. M&S is a manufacturer and designer of distributed audio and communication equipment, speakers and central vacuum systems.

On March 9, 2004, the Company acquired OmniMount Systems, inc. (“OmniMount”) for approximately $16,500,000 in cash and contingent consideration. The contingent consideration is payable 90 days after fiscal 2006 if certain fiscal 2006 financial results, as defined by the stock purchase agreement, are met. OmniMount is a manufacturer and designer of speaker mountings and other products to maximize the home theater experience.

On December 15, 2003, the Company acquired Operator Specialty Company, Inc. (“OSCO”), located in Casnovia, MI for approximately $2,500,000. OSCO is a manufacturer and designer of gate operators and access controls.

On July 11, 2003, the Company acquired SpeakerCraft, Inc. (“SPC”), a leading designer and supplier of architectural loudspeakers and audio products used in residential custom applications. For the year ended December 31, 2002, SPC reported net sales of approximately $34,800,000 (unaudited).

On January 17, 2003, the Company acquired Elan Home Systems L.L.C. (“Elan”), a manufacturer and seller of consumer electronic equipment that controls whole-house entertainment, communication and automation systems for new residential construction and retrofit markets. For the year ended December 31, 2002, Elan reported net sales of approximately $21,300,000 (unaudited).

Pro forma results related to the acquisitions of M&S, OmniMount, OSCO, Elan and SPC have not been presented as the effect is not material. Operating earnings and depreciation and amortization expense for the acquisitions of M&S and OmniMount from January 1, 2004 to the date of their acquisitions were approximately $1,826,000 (unaudited) and $507,000 (unaudited), respectively. Operating earnings and depreciation and amortization expense for the acquisitions of OSCO, Elan and SPC from January 1, 2003 to the date of their acquisition were approximately $4,600,000 (unaudited) and $200,000 (unaudited), respectively.

4. CASH FLOWS

Interest paid was $26,242,000, $71,640,000, $91,991,000 and $95,352,000 for the period from August 28, 2004 to December 31, 2004, the period from January 1, 2004 to August 27, 2004, the period from January 10, 2003 to December 31, 2003 and the year ended December 31, 2002, respectively. There was no interest paid for the period from January 1, 2003 to January 9, 2003.

The fair value of the assets of the businesses acquired was approximately $20,108,000, $20,786,000 and $95,000,000 in the period from August 28, 2004 to December 31 2004, the period from January 1, 2004 to August 27, 2004 and the period from January 10, 2003, to December 31, 2003, respectively. Liabilities assumed or created from businesses acquired were approximately $4,605,000, $4,286,000 and $17,184,000 in the period from August 28, 2004 to December 31 2004, the period from January 1, 2004 to August 27, 2004 and the period from January 10, 2003 to December 31, 2003, respectively. Net cash paid for acquisitions was approximately $15,500,000, $16,500,000 and $76,000,000 in the period from August 28, 2004 to December 31 2004, the period from January 1, 2004 to August 27, 2004 and the period from January 10, 2003 to December 31, 2003, respectively. The Company had no acquisitions during the period from January 1, 2003 to January 9, 2003 or in 2002.

Significant non-cash financing and investing activities excluded from the accompanying consolidated statement of cash flows include capitalized lease additions of approximately $1,613,000, $938,000 and $7,589,000 in the period from August 28, 2004 to December 31, 2004, the period from January 1, 2004 to August 27, 2004 and the period from January 10, 2003 to December 31, 2003, respectively.

5. INCOME TAXES

The following is a summary of the components of earnings (loss) from continuing operations before provision (benefit) for income taxes:

	For the Periods
	Post- Acquisition	Post-Recapitalization		Pre- Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002
	(Amounts in thousands)

Domestic	$(7,300)	$(169,200)	$88,100	$(82,300)	$55,150
Foreign	9,400	16,500	15,400	(400)	18,850
	$2,100	$(152,700)	$103,500	$(82,700)	$74,000

The following is a summary of the provision (benefit) for income taxes from continuing operations included in the accompanying consolidated statement of operations:

	For the Periods
	Post- Acquisition	Post-Recapitalization		Pre- Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002
	(Amounts in thousands)

Federal income taxes
Current	$(2,600)	$(3,500)	$34,200	$(27,800)	$21,800
Deferred	1,000	(46,900)	(4,800)	5,900	(200)
	(1,600)	(50,400)	29,400	(21,900)	21,600
Foreign	5,200	7,600	8,700	100	6,800
State	700	1,400	3,300	---	1,400
	$4,300	$(41,400)	$41,400	$(21,800)	$29,800

For the period from August 28, 2004 to December 31, 2004, the Company received income tax refunds, net of payments, of approximately $36,500,000 and for the period from January 1, 2004 to August 27, 2004, the Company had income tax payments, net of refunds, of approximately $43,600,000. Income tax payments, net of refunds, in the periods from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002 were approximately $11,690,000, $281,000 and $49,879,000, respectively.

Income tax benefits of approximately $14,600,000 related to a cash distribution of approximately $41,600,000 to option holders of Rollover Options in the period from January 10, 2003 to December 31, 2003 were reflected as a reduction of goodwill. Income tax benefits of approximately $19,131,000 and $1,710,000 related to the settlement of certain stock options were reflected as an equity adjustment to additional paid-in-capital in the periods from January 1, 2004 to August 27, 2004 and from January 1, 2003 to January 9, 2003, respectively.

The tables that follow reconcile the federal statutory income tax of continuing operations dollar amount and rate to the actual income tax provision and effective tax rate of approximately 204.8%, 27.1%, 40.0%, 26.4% and 40.3% in the periods from August 28, 2004 to December 31, 2004, January 1, 2004 to August 27, 2004, January 10, 2003 to December 31, 2003 and January 1, 2003 to January 9, 2003 and the year ended December 31, 2002, respectively.

	For the Periods
	Post- Acquisition	Post-Recapitalization		Pre- Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002
	(Amounts in thousands)
Income tax provision (benefit) from continuing operations at the federal statutory rate	$735	$(53,445)	$36,225	$(28,945)	$25,900

Net change from statutory rate:
State income tax provision, net of federal income tax effect	455	910	2,145	---	910
Tax effect of the Acquisition	---	9,100	---	---	---
Tax effect of the Recapitalization	---	---	---	6,900	---
Non-deductible expenses, net	128	170	(311)	---	2,113
Tax effect resulting from foreign activities and foreign dividends	2,995	1,876	3,286	---	545
Other, net	(13)	(11)	55	245	332
	$4,300	$(41,400)	$41,400	$(21,800)	$29,800

Effective tax rate %:

	For the Periods
	Post- Acquisition	Post-Recapitalization		Pre- Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002

Income tax provision (benefit) from continuing operations at the federal statutory rate	35.0%	(35.0)%	35.0%	(35.0)%	35.0%

Net change from statutory rate:
State income tax provision, net of federal income tax effect	21.7	0.6	2.1	---	1.2
Tax effect of the Acquisition	---	6.0	---	---	---
Tax effect of the Recapitalization	---	---	---	8.3	---
Non-deductible expenses, net	6.1	0.1	(0.3)	---	2.9
Tax effect resulting from foreign activities and foreign dividends	142.6	1.2	3.2	---	0.7
Other, net	(0.6)	---	---	0.3	0.5
	204.8%	(27.1)%	40.0%	(26.4)%	40.3%

The tax effect of temporary differences which give rise to significant portions of deferred income tax assets and liabilities for continuing operations as of December 31, 2004 and December 31, 2003 are as follows:

	December 31,
	2004	2003
	(Amounts in thousands)

Prepaid Income Tax Assets (classified current)
Arising From:
Accounts receivable	$1,390	$1,616
Inventories	(8,300)	(1,709)
Insurance reserves	10,715	6,525
Warranty accruals	4,357	4,239
Net operating loss and tax credits	19,138	---
Other reserves and assets, net	7,363	7,070
	$34,663	$17,741

	December 31,
	2004	2003
	(Amounts in thousands)

Deferred Income Tax Assets (Liabilities)
(classified non-current)
Arising From:
Property and equipment, net	$(27,586)	$(33,591)
Intangible assets, net	(37,137)	(32,127)
Pension and other benefit accruals	19,794	18,312
Insurance reserves	3,565	6,073
Warranty accruals	5,117	5,006
Capital loss carryforward / net loss carryforward	9,721	3,174
Valuation allowances	(11,958)	(5,411)
Deferred debt expense / debt premium	---	11,822
Other reserves and assets, net	5,747	5,374
	$(32,737)	$(21,368)

The Company has established valuation allowances related to certain reserves and foreign net operating loss carry-forwards.   Included in the deferred tax asset valuation allowance of $11,958,000 at December 31, 2004 are valuation allowances of approximately $11,055,000 which will reduce goodwill in the future should the tax assets they relate to be realized, as these tax assets existed at the date of the Acquisition and the Recapitalization.  The Company has not provided United States income taxes or foreign withholding taxes on un-remitted foreign earnings as they are considered permanently invested. In addition, the Company has approximately $10,000,000 of foreign net operating loss carry-forwards that if utilized would offset future foreign tax payments.

During the fourth quarter of 2004, the Company’s Hong Kong subsidiary made a distribution out of earnings for which the Company had previously provided deferred taxes. The Company’s tax provision related to income from continuing and discontinued operations reflects this deferred tax provision. However, as a result of excess foreign tax credits available from distributions made in connection with the Ply Gem transaction, this deferred tax liability will be offset by additional foreign tax credits. Accordingly, this deferred tax liability has been reduced, with a corresponding reduction in goodwill since the deferred tax liabilities had been established prior to the Acquisition.

The Company files income tax returns in all jurisdictions in which it operates. The Company has established reserves to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. These reserves have been established based on the Company’s management’s assessment as to the potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. All tax reserves are analyzed periodically and adjustments made as events occur that warrant modification.

The Company has a federal net operating loss carryforward of approximately $49,000,000 (tax effect of $17,150,000) and an alternative minimum tax credit carryforward of approximately $2,000,000 at December 31, 2004.

6. NOTES, MORTGAGE NOTES AND OBLIGATIONS PAYABLE

Short-term bank obligations for continuing operations at December 31, 2004 and 2003 consist of the following:

	December 31,
	2004	2003
	(Amounts in thousands)

Secured lines of credit and bank advances of the Company’s European subsidiaries	$5,364	$8,120

These short-term bank obligations are secured by approximately $41,748,000 of accounts receivable, and have a weighted average interest rate of approximately 2.56% at December 31, 2004.

Notes, mortgage notes and obligations payable for continuing operations, included in the accompanying consolidated balance sheet at December 31, 2004 and 2003, consist of the following:

	December 31,
	2004		2003
	(Amounts in thousands)

8 7/8% Senior Notes due 2008 (“8 7/8% Notes”), including unamortized premium of $2,698,000 at December 31, 2003	$	---	$212,698
9 1/4% Senior Notes due 2007 (“9 1/4% Notes”), including unamortized premium of $3,136,000 at December 31, 2003		---	178,136
9 1/8% Senior Notes due 2007 (“9 1/8% Notes”), including unamortized premium of $4,456,000 at December 31, 2003		---	314,456
9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”), including unamortized premium of $21,000 and $577,000 at December 31, 2004 and 2003, respectively		9,986	250,577
10% Senior Discount Notes due 2011 (“Senior Discount Notes”), net of unamortized discount of $162,084,000 at December 31, 2003		---	352,916
8 1/2% Senior Subordinated Notes due 2014 (“8 1/2% Notes”)		625,000	---
Senior Secured Term Loan		698,250	---
Senior Secured Credit Facility		---	---
Mortgage notes payable		5,650	1,647
Other		25,738	21,425
		1,364,624	1,331,855
Less amounts included in current liabilities		14,414	7,229
		$1,350,210	$1,324,626

On August 27, 2004, in connection with the Acquisition, the former Nortek Holdings and Nortek purchased for cash through a tender offer or redeemed for cash pursuant to the applicable indenture governing such notes all of the former Nortek Holdings’ Senior Discount Notes (approximately $376,500,000 of accreted principal as of August 27, 2004), all of its outstanding Floating Rate Notes due 2010 ($200,000,000 in principal amount as of August 27, 2004) (the “Floating Rate Notes), and approximately $240,000,000 principal amount of its outstanding 9 7/8% Notes ($250,000,000 in principal amount outstanding immediately before the Acquisition) and recorded a pre-tax loss from debt retirement of approximately $118,778,000 in the period from January 1, 2004 to August 27, 2004. Because the indenture governing the 9 7/8% Notes does not allow for redemption, after completion of the tender offer on August 27, 2004, approximately $10,000,000 in aggregate principal amount of such notes remained outstanding and remains outstanding as of December 31, 2004.

In connection with the Acquisition, on August 27, 2004, under its Senior Secured Credit Facility, the Company borrowed $700,000,000 under a term loan which will be amortized through quarterly payments equal to 0.25% of the original principal amount of the term loan, or $1,750,000 per quarter for six years, with the balance paid in four equal quarterly amounts thereafter. The facility also provides for a revolving credit facility with a maturity in August 2010, in an aggregate principal amount of $100,000,000, including both a letter of credit sub-facility and a swing line loan sub-facility. The interest rates applicable to loans under Nortek’s senior secured credit facility are, at Nortek’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period (or a nine or 12 month period, if available) chosen by Nortek, plus and applicable margin percentage. The alternate base rate will be the greater of (1) the prime rate of (2) one-half of 1% over the weighted average of the rates on overnight federal funds transactions as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which Nortek’s lenders are subject. Swing line loans will bear interest at the interest rate applicable to alternate base rate revolving loans. The applicable margin percentage is initially a percentage per annum equal to (1) 1.50% for alternate base rate term loans and 1.25% for alternate base rate revolving loans and (2) 2.50% for adjusted LIBOR rate term loans and 2.25% for adjusted LIBOR rate revolving loans. The Company is also obligated to pay a commitment fee, quarterly in arrears, initially equal to 0.5% per annum in respect to any unused commitments under the revolving credit facility. Following the delivery of the Company’s financial statements for the second full fiscal quarter after the closing, the applicable margin percentages and the commitment fee rates are subject to adjustment based on its leverage ratio. The weighted average rate at December 31, 2004 for outstanding borrowings under the Company’s Senior Secured Credit Facility was approximately 4.8%.

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

On August 27, 2004, in connection with the Acquisition, the Company sold $625,000,000 of 8 1/2% Senior Subordinated Notes due September 1, 2014 (“8 1/2% Notes”). The 8 1/2% Notes accrue interest at 8 1/2% which is payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2005. The 8 1/2% Notes are unsecured and are subordinated to all existing and future debt including the Senior Secured Credit Facility. The 8 1/2% Notes are guaranteed by all of the Company’s current and certain future domestic subsidiaries and are not guaranteed by any of the Company’s subsidiaries outside of the United States as defined by the indenture governing the 8 1/2% Notes. The 8 1/2% Notes are redeemable at the option of the Company, in whole or in part, at any time and from time to time, on or after September 1, 2009 at 104.25%, declining to 100% on September 1, 2012. In addition, at anytime prior to September 1, 2007, 35% of the aggregate principal amount of the 8 1/2% Notes are redeemable with proceeds of equity offerings at 108.5% of the principal amount. The indenture governing the 8 1/2% Notes contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, repurchase of the Company’s capital stock and the making of certain other restricted payments, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indenture and other agreements).

In connection with the Acquisition, the Company received a bridge-financing letter from a lender for a senior unsecured term loan facility not to exceed $625,000,000 (the “THL Bridge Facility”). The THL Bridge Facility was intended to be used to fund, if necessary, any short fall in raising the financing necessary to consummate the Acquisition. Nortek did not use this THL Bridge Facility because it was able to obtain the financing necessary to consummate the Acquisition through conventional sources. The THL Bridge Facility expired upon the closing of the Acquisition. As a result, the Company’s consolidated interest expense for the period from August 28, 2004 to December 31, 2004 includes approximately $6,300,000 of interest expense from the amortization of the THL Bridge Facility commitment fees and related expenses. Interest expense for the period from January 10, 2003 to December 31, 2003 included approximately $4,100,000 for the amortization of bridge financing commitment fees and expenses related to the Recapitalization.

From January 1, 2004 through February 3, 2004, Nortek purchased approximately $14,800,000 of its 9 1/4% Notes and approximately $10,700,000 of its 9 1/8% Notes in open market transactions. On March 15, 2004, Nortek redeemed all its outstanding 9 1/4% Notes (approximately $160,200,000 in principal amount) and on March 14, 2004 redeemed all of its outstanding 9 1/8% Notes (approximately $299,300,000 in principal amount). The 9 1/4% Notes and 9 1/8% Notes were redeemed at a redemption price of 101.542% and 103.042%, respectively, of the principal amount thereof plus accrued and unpaid interest. The 9 1/4% Notes and 9 1/8% Notes ceased to accrue interest as of the respective redemption dates indicated above. The Company used the net after tax proceeds from the sale of Ply Gem of approximately $450,000,000 (see Note 10), together with existing cash on hand, to fund the redemption of the 9 1/4% Notes and 9 1/8% Notes. On March 14, 2004, Nortek redeemed $60,000,000 of its outstanding 8 7/8% Notes. On March 31, 2004, Nortek redeemed the remaining $150,000,000 of its outstanding 8 7/8% Notes (see below). The 8 7/8% Notes were called at a redemption price of 104.438% of the principal amount thereof plus accrued and unpaid interest.

On March 1, 2004, Nortek completed the sale of $200,000,000 of Floating Rate Notes (see above). Nortek used the net proceeds of approximately $196,000,000 from the sale of the Floating Rate Notes, together with existing cash on hand, to fund the redemption of the 8 7/8% Notes.

The open market purchases and the redemption of the Senior Discount Notes, the Floating Rate Notes, the 9 7/8% Notes, the 9 1/4% Notes, the 9 1/8% Notes and the 8 7/8% Notes noted above resulted in a pre-tax loss of approximately $130,736,000 in the period from January 1, 2004 to August 27, 2004 based upon the difference between the respective redemption prices indicated above and the estimated carrying values at the redemption dates.

Interest expense for the period from January 1, 2004 to August 27, 2004 includes duplicative interest arising during the waiting period from the call for redemption to the date of redemption of the 8 7/8% Senior Notes, as during that period the Floating Rate Notes, whose proceeds were used to refinance the 8 7/8% Senior Notes, were also outstanding.

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

At March 25, 2005, approximately $32,800,000 was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive loan agreement, the Company’s Senior Secured Credit Facility. Any restricted payments in excess of $10,000,000 would require an equal prepayment of the Company’s Senior Secured Credit Facility.

Mortgage notes payable of approximately $5,650,000 outstanding as of December 31, 2004 includes various mortgage notes and other related indebtedness payable in installments through 2019. These notes bear interest at rates ranging from approximately 2.40% to 6.25% and are collateralized by property and equipment with an aggregate net book value of approximately $11,212,000 at December 31, 2004.

Other obligations of approximately $25,738,000 outstanding at December 31, 2004 include borrowings relating to equipment purchases, notes payable issued for acquisitions and other borrowings bearing interest at rates ranging between 3.36% to 10.50% and maturing at various dates through 2018. Approximately $20,098,000 of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $20,917,000 at December 31, 2004.

The table that follows is a summary of maturities of all of the Company’s debt obligations, excluding unamortized debt premium of approximately $21,000, due after December 31, 2004:

(Amounts in thousands)

2005	$19,778
2006	9,127
2007	8,768
2008	8,816
2009	8,921
Thereafter	1,314,557

As of December 31, 2004, approximately $16,100,000 of letters of credit have been issued as additional security for approximately $4,100,000 relating to leases outstanding for certain of the Company’s manufacturing facilities, approximately $11,000,000 of letters of credit have been issued as additional security for certain of the Company's insurance programs and approximately $1,000,000 of letters of credit have been issued as additional security for certain of the subsidiaries purchases and other requirements.

7. COMMON STOCK, SPECIAL COMMON STOCK, STOCK OPTIONS AND DEFERRED COMPENSATION

In connection with the Acquisition on August 28, 2004, Nortek Holdings received 3,000 shares of common stock of the Company and the Company became a wholly-owned subsidiary of Nortek Holdings. At December 31, 2004, these 3,000 shares remain authorized and outstanding.

In connection with the Holdings Reorganization on November 20, 2002, Nortek became a wholly-owned subsidiary of the former Nortek Holdings as each outstanding share of capital stock of Nortek was converted into an identical share of capital stock of the former Nortek Holdings with the former Nortek Holdings receiving 100 shares of Nortek’s common stock. As a result of the Holdings Reorganization, Nortek’s previously outstanding common stock and treasury stock balances were reclassified to additional paid-in capital to reflect the former Nortek Holdings’ new capital structure.

On January 9, 2003, Nortek declared and distributed to the former Nortek Holdings a cash dividend of approximately $120,000,000 and distributed approximately $27,900,000 for reimbursement of fees and expenses of Kelso as contemplated by the Recapitalization (see Note 2).

Prior to the Holdings Reorganization, Nortek had several Equity and Cash Incentive Plans, which provided for the granting of options and other awards to certain officers, employees and non-employee directors of Nortek. Nortek also had a cash incentive program for certain key employees under the 1999 Equity and Cash Incentive Plan and the 1999 Equity Performance Plan based on the performance of Nortek’s stock price. During 2002, approximately $4,400,000 was paid to the participants in the plan under this cash incentive program and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2002. No amounts were required to be paid under the cash incentive program in prior years. Options that were granted under the Equity and Cash Incentive Plans vested over periods ranging up to five years and expired ten years from the date of grant. As of the date of the Holdings Reorganization, the former Nortek Holdings assumed and was assigned each of the plans and Nortek no longer has any stock-based compensation programs for the granting of options or other awards.

As of December 31, 2002, the former Nortek Holdings had 40,000,000 authorized shares of common stock with 10,502,627 shares issued and outstanding and 5,000,000 authorized shares of special common stock with 501,224 shares issued and outstanding. In connection with the Holdings Reorganization, Nortek retired all treasury shares held by Nortek, which consisted of 8,377,968 shares of common stock and 290,136 shares of special common stock. The retirement of Nortek’s treasury shares was recorded as a reduction to Nortek’s common stock and special common stock for the par value of the retired shares with the remaining balance recorded as a reduction to additional paid-in capital. The net outstanding Nortek shares of common and special common stock, after the retirement of the respective treasury shares, were then converted to an equal number of outstanding shares of the former Nortek Holdings’ common and special common stock as of the date of the Holdings Reorganization. The impact of the retirement of Nortek’s treasury shares and the conversion of Nortek common and special common stock to the former Nortek Holdings common and special common stock is included in the accompanying consolidated statement of stockholder’s investment for the year ended December 31, 2002.

8. PENSION, PROFIT SHARING AND OTHER POST RETIREMENT BENEFITS

The Company and its subsidiaries have various pension, supplemental retirement plans for certain officers, profit sharing and other post retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $3,300,000 for the period August 28, 2004 to December 31, 2004, approximately $10,400,000 for the period January 1, 2004 to August 27, 2004, approximately $14,400,000 for the period from January 10, 2003 to December 31, 2003, approximately $950,000 for the period from January 1, 2003 to January 9, 2003 and approximately $19,300,000 for the year ended December 31, 2002. The Company’s policy is to generally fund currently at least the minimum allowable annual contribution of its various qualified defined benefit plans. In 2005, the Company expects to contribute approximately $4,600,000 to its defined benefit pension plans.

The Company uses a September 30 measurement date for its plans. The table that follows provides a reconciliation of benefit obligations, plan assets and funded status of the plans in the accompanying consolidated balance sheet at December 31, 2004 and 2003:

	Pension Benefits
	2004	2003
	(Amounts in thousands)
Change in benefit obligation:
Benefit obligation at October 1,	$161,699	$238,910
Service cost	1,152	2,035
Interest cost	9,117	9,655
Plan participant contributions	---	342
Amendments	255	690
Actuarial loss due to exchange rate	2,134	2,930
Actuarial gain excluding assumption changes	(238)	(2,460)
Actuarial loss due to assumption changes	10,705	2,692
Actuarial loss due to Acquisition	111	---
Actuarial loss due to Recapitalization	---	1,548
Benefits and expenses paid	(12,101)	(94,643)
Benefit obligation at September 30,	$172,834	$161,699

Change in plan assets:
Fair value of plan assets at October 1,	$108,552	$96,930
Actual return on plan assets	10,101	15,385
Actuarial gain due to exchange rate	1,468	1,867
Employer contribution	7,048	88,671
Plan participant contributions	---	342
Benefits and expenses paid	(12,101)	(94,643)
Fair value of plan assets at September 30,	$115,068	$108,552

	Pension Benefits
	2004	2003
	(Amounts in thousands)

Funded status and statement of financial position:
Fair value of plan assets at September 30,	$115,068	$108,552
Benefit obligation at September 30,	172,834	(161,699)
Funded status	(57,766)	(53,147)
Amount contributed during fourth quarter	888	390
Unrecognized actuarial gain	(89)	(3,502)
Unrecognized prior service cost	---	378
Accrued benefit cost	$(56,967)	$(55,881)
Amount recognized in the statement of financial position consists of:
Accrued benefit liabilities	$(57,610)	$(55,952)
Accumulated other comprehensive loss before tax benefit	643	71
Accrued benefit cost	$(59,967)	$(55,881)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were approximately $172,834,000, $165,391,000 and $115,068,000, respectively, as of December 31, 2004 and $161,699,000, $155,004,000 and $108,552,000, respectively, as of December 31, 2003.

The table that follows is a summary of the expected benefit payments for the Company after December 31, 2004:

(Amounts in thousands)

2005	$9,407
2006	9,621
2007	9,604
2008	9,772
2009	9,940
2010 to 2014	53,099

As a result of the Acquisition and the Recapitalization, purchase accounting adjustments were made for all defined benefit plans as of the August 27, 2004 and the January 9, 2003 transaction dates. The purchase accounting adjustments reflect the immediate recognition of all unrecognized actuarial gains and losses and unrecognized prior service costs as well as the reversal of the accumulated other comprehensive loss before tax benefit and the intangible pension asset. Employer contributions decreased approximately $81,623,000 between December 31, 2003 and December 31, 2004 primarily due to the termination of one of the Company’s supplemental executive retirement plans in 2003 as part of the Recapitalization discussed below.

Plan assets primarily consist of cash and cash equivalents, common stock, U.S. Government securities, corporate debt and mutual funds, as well as other investments, and include certain commingled funds. At December 31, 2004 and 2003, the Company has recorded as long-term restricted investments and marketable securities held by pension trusts, in the accompanying consolidated balance sheet, of approximately $1,326,000 and $1,123,000, respectively, which have been contributed to trusts. These assets are not included in the amount of fair value of plan assets at December 31, 2004 and 2003 but are available to fund certain of the benefit obligations included in the table above relating to certain supplemental retirement plans. Under the terms of one of the Company’s supplemental executive retirement plans, the Company was required to make one-time distributions to participants in such plan in satisfaction of obligations under that plan upon a change of control, as defined. Accordingly, upon completion of the Recapitalization, this plan was terminated and the Company made distributions of approximately $75,100,000 to the participants in the plan and transferred to one of the participants a life insurance policy with approximately $10,300,000 of cash surrender value to satisfy a portion of such participant’s obligation. Assets of the related pension trust were used to pay the amounts due to plan participants, and these amounts are included in benefits and expenses paid and employer contributions in the above table for December 31, 2003.

The weighted average rate assumptions used in determining pension, supplemental retirement plans and post retirement costs and the projected benefit obligation are as follows:

	For the Periods
	Post- Acquisition	Post-Recapitalization		Pre-Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002

Discount rate for projected benefit obligation	5.25%	5.25%	6.00%	6.25%	6.25%
Discount rate for pension costs	6.00%	6.00%	6.25%	6.25%	7.00%
Expected long-term average return on plan assets	7.75%	7.75%	7.75%	7.75%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%

The Company’s net periodic benefit cost for its defined benefit plans for the periods presented consist of the following components:

	For the Periods
	Post-Acquisition	Post-Recapitalization		Pre-Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002
	(Amounts in thousands)

Service cost	$384	$768	$1,955	$80	$2,833
Interest cost	3,015	6,102	9,270	385	12,399
Expected return on plan assets	(2,834)	(5,269)	(7,438)	(184)	(8,531)
Amortization of prior service cost	---	123	210	70	2,860
Recognized actuarial loss	---	9	29	210	1,828
Curtailment loss	---	806	123	65,766	---
Net periodic benefit cost	$565	$2,539	$4,149	$66,327	$11,389

The Company’s pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2004	2003
Cash and cash equivalents	3.2%	3.4%
Equity securities	58.3	56.9
Fixed income securities	37.8	39.2
Other	0.7	0.5
	100.0%	100.0%

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

Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes, investment styles and investment managers. The plans’ asset allocation policies are consistent with the established investment objectives and risk tolerances. The asset allocation policies are developed by examining the historical relationships of risk and return among asset classes, and are designed to provide the highest probability of meeting or exceeding the return objectives at the lowest possible risk. For 2005, the target allocation is 57% for equity securities, 41% for fixed income securities and 2% for cash.

The table that follows provides a reconciliation of the benefit obligations, plan assets and funded status of the Company’s post retirement health benefit plans included in the accompanying consolidated balance sheet at December 31, 2004 and 2003:

	Non-pension Post Retirement Health Benefits
	2004		2003
	(Amounts in thousands)

Change in benefit obligation:
Benefit obligation at October 1,		$41,492		$40,174
Service cost		793		994
Interest cost		2,412		2,237
Plan participant contributions		---		134
Amendments		---		(1,857)
Actuarial loss excluding assumption changes		1,207		(3,068)
Actuarial loss due to assumption changes		227		4,520
Actuarial gain due to Recapitalization		(113)		(33)
Benefits and expenses paid		(1,405)		(1,609)
Benefit obligation at September 30,		$44,613		$41,492

Change in plan assets:
Fair value of plan assets at October 1,	$	---	$	---
Employer contribution		1,405		1,474
Plan participant contributions		---		135
Benefits and expenses paid		(1,405)		(1,609)
Fair value of plan assets at September 30,	$	---	$	---

Funded status and statement of financial position:
Fair value of plan assets at September 30,	$	---	$	---
Benefit obligation at September 30,		44,613		41,492
Funded status		(44,613)		(41,492)
Amount contributed during fourth quarter		---		411
Unrecognized actuarial loss		1,037		3,888
Accrued post-retirement benefit cost		$(43,576)		$(37,193)

The table that follows is a summary of the expected benefit payments for the Company after December 31, 2004:

(Amounts in thousands)

2005	$1,843
2006	1,907
2007	2,034
2008	4,542
2009	2,374
2010 to 2014	16,551

The Company’s net periodic benefit cost for its subsidiary’s Post Retirement Health Benefit Plan for the periods presented consists of the following components:

	For the Periods
	Post- Acquisition	Post-Recapitalization		Pre-Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002
	(Amounts in thousands)

Service cost	$147	$646	$981	$13	$352
Interest cost	817	1,595	2,175	62	2,148
Amortization of prior service cost	---	---	8	2	310
Recognized actuarial (gain) loss	---	---	(8)	35	760
Curtailment gain	---	(14)	---	(355)	---
Net periodic post retirement health benefit cost (income)	$964	$2,227	$3,156	$(243)	$3,570

For purposes of calculating the post retirement health benefit cost, a medical inflation rate of 13% and 12% was assumed for 2004 and 2003, respectively. The rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2013 in 2004 and to an ultimate rate of 5.5% by 2012 in 2003.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement health benefit plan. A one-percentage-point change in assumed health care cost trend rate would have the following effect:

	Decrease Trend 1%	Increase Trend 1%
(Amounts in thousands)

Effect on the total service and interest cost components	$ (257)	$ 312
Effect on the post retirement benefit obligation	$ (4,771)	$ 5,653

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. Based upon an analysis of plan provisions and prescription drug claims experience, it has been determined that the potential savings that NuTone Retiree Medical Plan could realize as a result of the Act would be immaterial. Therefore, the Company has not reflected any reduction in cost under FASB Staff Position No. FAS 106-2.

9. COMMITMENTS AND CONTINGENCIES

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

At December 31, 2004, the Company and its subsidiaries are obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations. Future minimum rental obligations related to continuing operations aggregate approximately $71,186,000 at December 31, 2004. The obligations are payable as follows:

(Amounts in thousands)

2005	$15,739
2006	10,076
2007	8,588
2008	6,692
2009	5,589
Thereafter	24,502

Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Rental expense charged to continuing operations in the accompanying consolidated statement of operations was approximately $6,500,000, $12,400,000, $16,400,000, $400,000 and $15,500,000 for the period from August 28, 2004 to December 31, 2004, the period from January 1, 2004 to August 27, 2004, the period from January 10, 2003 to December 31, 2003, the period from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002, respectively. Under certain of these lease agreements, the Company or its subsidiaries are also obligated to pay insurance and taxes.

As of December 31, 2004, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $25,700,000 of third party obligations relating to rental payments through June 30, 2016 under a facility leased by SNE (a former subsidiary), which was sold on September 21, 2001. The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has recorded an estimated liability related to this indemnified guarantee of approximately $1,000,000 at December 31, 2004 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) (see Note 10). The buyer of SNE has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee. Should the buyer of SNE cease making payments then the Company may be required to make payments on its indemnification.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $17,800,000 at December 31, 2004 and $20,900,000 at December 31, 2003. Approximately $6,000,000 of short-term liabilities and approximately $11,800,000 of long-term liabilities were recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheet at December 31, 2004 related to these indemnifications. Approximately $15,300,000 of these indemnifications at December 31, 2004 relate to indemnifications provided to a buyer in connection with the sale of certain former subsidiaries, including Ply Gem. Accordingly, the Company has included approximately $3,500,000 of short-term liabilities, which were included in discontinued operations at December 31, 2003 and approximately $11,800,000 of long-term liabilities, which were included in discontinued operations at December 31, 2003, respectively, in accrued expenses and other long-term liabilities in the accompanying consolidated balance sheet at December 31, 2004. These indemnifications totaled approximately $18,200,000 as of December 31, 2003 related to Ply Gem and were included in liabilities from discontinued operations in the accompanying consolidated balance sheet prior to the sale of Ply Gem (see Note 10).

The Company sells a number of products and offers a number of warranties including in some instances, extended warranties for which the Company receives proceeds. The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold. The Company estimates the costs that may be incurred under its warranties, with the exception of extended warranties, and records a liability for such costs at the time of sale. Proceeds received from extended warranties are amortized over the life of the warranty and reviewed to ensure that the liability recorded is equal to or greater than estimated future costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s combined short-term and long-term warranty liabilities during the periods presented are as follows (see Note 12):

	For the Periods
	Post- Acquisition	Post-Recapitalization		Pre- Recapitalization
	Aug. 28, 2004 -	Jan. 1 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -
	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003
	(Amounts in thousands)

Balance, beginning of period	$29,683	$29,087	$25,983	$26,007
Warranties provided during period	6,321	11,437	16,259	234
Settlements made during period	(7,105)	(10,877)	(15,187)	(274)
Changes in liability estimate, including expirations and acquisitions	1,420	36	2,032	16
Balance, end of period	$30,319	$29,683	$29,087	$25,983

The Company is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned. The Company has used various substances in its products and manufacturing operations which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in the Company’s assumptions or strategies related to these contingencies or changes out of the Company’s control.

10. DISCONTINUED OPERATIONS

On July 31, 2004, the Company sold the capital stock of its wholly-owned subsidiary, La Cornue SAS (“La Cornue”) for net cash proceeds of approximately $5,800,000 and recorded a net after tax gain of approximately $950,000. La Cornue, situated outside of Paris, France manufactures and sells high-end custom made cooking ranges.

On February 12, 2004, the Company sold the capital stock of its wholly-owned subsidiary Ply Gem for net cash proceeds of approximately $506,700,000, after excluding approximately $21,400,000 of proceeds provided to fund liabilities of Ply Gem indemnified by the Company, and recorded a net after-tax gain on the sale of approximately $74,100,000 (see Note 9). Ply Gem, through its operating subsidiaries, is a manufacturer and distributor of a range of products for use in the residential new construction, do-it-yourself and professional renovation markets, including vinyl siding, windows, patio doors, fencing, railing, decking and accessories. The results of operations of the operating subsidiaries of Ply Gem comprised the Company’s entire Windows, Doors and Siding Products (“WDS”) reporting segment and the corporate expenses of Ply Gem were previously included in Unallocated other, net in the Company’s segment reporting (see Note 11).

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

The Company allocates interest to dispositions that qualify as a discontinued operation for debt instruments which are entered into specifically and solely with the entity disposed of and for debt which is settled with proceeds received from the disposition. Interest allocated to discontinued operations, included in interest expense, net in the table below, was approximately $2,800,000 (net of taxes of approximately $1,600,000), approximately $23,600,000 (net of taxes of approximately $13,800,000), approximately $800,000 (net of taxes of approximately $400,000) and approximately $26,300,000 (net of taxes of approximately $15,500,000) for the period from January 1, 2004 to August 27, 2004, the period from January 10, 2003 to December 31, 2003, the period from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002, respectively. No interest was allocated to discontinued operations for the period from August 28, 2004 to December 31, 2004.

The sale of La Cornue, Ply Gem, Richwood and Hoover and the related operating results have been excluded from earnings (loss) from continuing operations and are classified as discontinued operations for all periods presented.

The table that follows presents a summary of the results of discontinued operations for the periods presented:

	For the Periods
	Post- Acquisition		Post-Recapitalization		Pre-Recapitalization
	Aug. 28, 2004 -		Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Dec. 31, 2004		Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002
	(Amounts in thousands)

Net sales	$	---	$48,900	$532,100	$9,000	$537,300
Operating earnings (loss) of
discontinued operations *	$	---	$(7,743)	$58,288	$(363)	$69,509
Interest expense, net		---	(4,557)	(38,788)	(1,237)	(42,709)
Earnings (loss) before provision
(benefit) for income taxes		---	(12,300)	19,500	(1,600)	26,800
Provision (benefit) for income taxes		---	(4,700)	7,400	(600)	10,300
Earnings (loss) from discontinued
operations		---	(7,600)	12,100	(1,000)	16,500

Gain on sale of discontinued operations		---	125,200	---	---	2,400
Income tax provision on sale of
discontinued operations		500	50,200	---	---	600
		(500)	75,000	---	---	1,800

Earnings (loss) from discontinued
operations		$(500)	$67,400	$12,100	$(1,000)	$18,300

Depreciation and amortization expense	$	---	$1,413	$16,256	$323	$15,161

* Operating earnings (loss) of discontinued operations are net of Ply Gem corporate expenses previously included within Unallocated other, net in the Company’s segment reporting.

Operating earnings for the period January 1, 2004 to August 27, 2004 reflect the pre-tax impact of stock-based employee compensation charges of approximately $6,400,000 related to the former Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem (see Note 1).

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

The table that follows presents a breakdown of the major components of assets and liabilities of discontinued operations as of December 31, 2003:

December 31,
2003
(Amounts in thousands)

Assets:
Accounts receivable, less allowances of $8,695,000	$46,691
Inventories	46,791
Prepaid income taxes	8,477
Property and equipment, net	123,769
Goodwill	222,194
Intangible assets, less accumulated amortization of $3,849,000	44,363
Other assets	10,526
Total assets of discontinued operations	$502,811

Liabilities:
Accounts payable	$20,607
Accrued expenses	35,554
Notes, mortgage notes and obligations payable	29,562
Deferred income taxes	25,416
Other liabilities	30,119
Total liabilities of discontinued operations	$141,258

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

On July 31, 2004, the Company sold its La Cornue subsidiary which was previously part of the Residential Building Products segment, on February 12, 2004, the Company sold its Ply Gem subsidiary, which encompasses the WDS Segment and the corporate costs of Ply Gem that were formerly included in Unallocated other, net in the Company’s segment reporting. On November 22, 2002, the Company sold the capital stock of Richwood. On April 2, 2002, the Company sold the capital stock of Hoover. On September 21, 2001, the Company sold the capital stock of Peachtree and SNE. Accordingly, the results of Ply Gem which were previously the WDS Segment, Hoover, which were previously part of the Other Segment, and Richwood, Peachtree and SNE, which were previously part of the WDS Segment prior to the sale of Ply Gem, have been excluded from earnings from continuing operations and classified separately as discontinued operations for all periods presented (see Notes 1 and 10). Accordingly the segment information presented below excludes La Cornue, the WDS Segment, Richwood, Hoover, Peachtree and SNE for all periods.

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

Summarized financial information for the Company’s reportable segments is presented in the tables that follow for each of the periods presented:

	For the Periods
	Post-Acquisition	Post-Recapitalization		Pre-Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002
	(Amounts in thousands)

Net sales:
Residential building products	$348,950	$623,859	$805,253	$16,138	$721,939
Air conditioning and heating products	212,028	494,001	675,303	8,613	654,559
Consolidated net sales	$560,978	$1,117,860	$1,480,556	$24,751	$1,376,498
Operating earnings (loss):
Residential building products	$52,612	$102,833	$137,172	$2,726	$123,783
Air conditioning and heating products	(2,630)	25,507	58,408	(1,258)	61,461
Subtotal	49,982	128,340	195,580	1,468	185,244
Unallocated:
Expenses and charges arising from
the Acquisition	---	(38,500)	---	---	---
Expenses and charges arising from
the Recapitalization	---	---	---	(83,000)	(6,600)
Strategic sourcing, software and
systems development expense	---	---	(3,400)	(100)	(3,700)
Re-Audit fees and expenses	---	---	---	---	(2,100)
1999 equity performance plan incentive	---	---	---	---	(4,400)
Stock based compensation charges	(100)	(36,400)	(1,800)	---	(700)
Other, net	(7,784)	(20,851)	(30,986)	(138)	(47,285)
Consolidated operating earnings (loss)	42,098	32,589	159,394	(81,770)	120,459
Interest expense	(40,323)	(56,073)	(57,376)	(1,049)	(52,345)
Loss from debt retirement	---	(130,736)	---	---	---
Investment income	325	1,520	1,482	119	5,886
Earnings (loss) before provision (benefit)
for income taxes	$2,100	$(152,700)	$103,500	$(82,700)	$74,000

See Notes 1, 2, 13 and 14 with respect to restructuring charges and certain other income (expense) items affecting segment earnings (loss).

	For the Periods
	Post-Acquisition	Post-Recapitalization		Pre-Recapitalization
	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002
	(Amounts in thousands)

Segment Assets:
Residential building products	$1,505,282	$889,723	$855,525	$537,732	$536,756
Air conditioning and heating products	566,633	522,209	494,830	257,475	256,965
	2,071,915	1,411,932	1,350,355	795,207	793,721
Unallocated:
Cash, cash equivalents and marketable securities	94,955	209,535	195,343	286,411	297,612
Prepaid income taxes	34,663	45,921	17,741	53,714	15,931
Assets of discontinued operations	---	---	502,811	575,092	574,435
Other assets	95,780	62,998	33,730	70,793	149,220
Consolidated assets	$2,297,313	$1,730,386	$2,099,980	$1,781,217	$1,830,919

Depreciation Expense:
Residential building products	$4,257	$8,495	$8,462	$290	$12,893
Air conditioning and heating products	3,984	7,828	8,407	276	12,674
Other	192	408	569	15	394
Consolidated depreciation expense	$8,433	$16,731	$17,438	$581	$25,961

Amortization of intangible assets and
purchase price allocated to inventory:
Residential building products	$11,181	$6,879	$10,894	$50	$2,412
Air conditioning and heating products	2,741	2,213	3,475	14	486
Other	173	-	-	-	-
Consolidated amortization expense and purchase price allocated to inventory	$14,095	$9,092	$14,369	$64	$2,898

Capital Expenditures *:
Residential building products	$7,159	$6,956	$10,505	$91	$9,494
Air conditioning and heating products	7,734	5,483	13,434	116	9,335
Other	196	347	749	-	209
Consolidated capital expenditures	$15,089	$12,786	$24,688	$207	$19,038
* including capital lease additions

The following table presents a summary of the activity in goodwill for continuing operations by reporting segment for the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004, from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002:

		Air
	Residential	Conditioning
	Building	and Heating	Consolidated
	Products	Products	Nortek
	(Amounts in thousands)

Balance as of December 31, 2001	$249,939	$34,498	$284,437
Purchase accounting adjustments	403	23	426
Impact of foreign currency translation	(89)	357	268
Balance as of December 31, 2002	250,253	34,878	285,131
Impact of foreign currency translation	264	5	269
Balance as of January 9, 2003	250,517	34,883	285,400
Effect of the Recapitalization	163,395	187,412	350,807
Acquisitions during the period from January 10, 2003 to December 31, 2003	46,248	---	46,248
Purchase accounting adjustments	(7,807)	(4,172)	(11,979)
Impact of foreign currency translation	1,327	4,043	5,370
Balance December 31, 2003	453,680	222,166	675,846
Acquisition during the period from January 1, 2004 to August, 27, 2004 (Note 3)	6,841	---	6,841
Purchase accounting adjustments	(2,165)	(1,064)	(3,229)
Impact of foreign currency translation	(29)	30	1
Balance August 27, 2004	458,327	221,132	679,459
Effect of the Acquisition	552,666	54,387	607,053
Acquisition during the period from January 1, 2004 to August, 27, 2004 (Note 3)	8,805	---	8,805
Impact of foreign currency translation	501	1,292	1,793
Purchase accounting adjustments	(1,627)	(378)	(2,005)
Balance December 31, 2004	$1,018,672	$276,433	$1,295,105

In accordance with SFAS No. 141 and SFAS No. 142, the Company allocated the effect of the Recapitalization on goodwill to its reportable segments (see Note 1). Purchase accounting adjustments relate principally to fair value revisions resulting from the completion of the final valuation of assets and liabilities and adjustments to deferred income taxes that impact goodwill.

Foreign net sales were approximately 22.0%, 19.5%, 19.8%, 20.8% and 18.9% of consolidated net sales for the period from August 28, 2004 to December 31, 2004, January 1, 2004 to August 27, 2004, January 10, 2003 to December 31, 2003, January 1, 2003 to January 9, 2003 and the year ended December 31, 2002, respectively. Foreign Long-Lived Assets were approximately 6.6%, 9.0%, 8.9%, 14.8% and 14.7% of consolidated Long-Lived Assets for the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004, from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002, respectively. Foreign net sales are attributed based on the location of the Company’s subsidiary responsible for the sale. As required, Long-Lived Assets exclude financial instruments and deferred income taxes.

No single customer accounts for 10% or more of consolidated net sales or accounts receivable.

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions. At December 31, 2004, the Company had no significant concentrations of credit risk.

12.	ACCRUED EXPENSES AND TAXES, NET

Accrued expenses and taxes, net, included in current liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2004 and 2003:

	December 31,
	2004	2003
	(Amounts in thousands)
Payroll, pension and employee benefits	$46,147	$48,768
Insurance and employee health benefit accruals	19,243	12,384
Interest	18,858	23,176
Product warranty	15,218	14,456
Sales and marketing	24,456	23,089
Employee termination and other costs	3,180	1,843
Other, net	44,489	25,581
	$171,591	$149,297

Accrued expenses, included in other long-term liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2004 and 2003:

	December 31,
	2004	2003
	(Amounts in thousands)
Employee pension retirement benefit obligations	$56,583	$55,497
Product warranty	15,101	14,631
Post retirement health benefit obligations	42,189	35,994
Insurance	25,220	17,350
Other, net	29,615	13,361
	$168,708	$136,833

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

Within the Air Conditioning and Heating Products Segment, the Company, in the second quarter of 2003, initiated restructuring activities related to the closure of two facilities in St. Louis, Missouri, in order to relocate the operations to other facilities. The facilities currently support warehousing and distribution activities of the segment’s residential HVAC products. During 2004 and 2003, approximately 109 and 293 employees were terminated and an additional 36 employees are expected to be terminated during the first, second and third quarters of 2005. During the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004 and from January 10, 2003 to December 31, 2003 the Company provided approximately $400,000, $2,200,000 and $5,800,000, respectively, in cost of goods sold related to liabilities incurred as a result of this restructuring. The facilities to be closed are owned by the Company and one of the two facilities is expected to be sold in the first half of 2005.

During August of 2004, the Company accrued approximately $3,400,000 related to severance benefits for certain of the Company’s employees at its corporate office in connection with the Acquisition. Approximately $1,400,000 has been included as a charge in the Company’s accompanying consolidated statement of operations in “expenses and charges arising from the Acquisition” on August 27, 2004 and the balance has been recorded as an intangible asset related to a non-compete agreement. No additional amounts are expected to be incurred. These severance benefits are in addition to other benefits previously earned or which would have been received as part of the Acquisition. It is expected that this amount will be paid over the next two years (see Notes 1 and 2).

The following table sets forth restructuring activity in the accompanying consolidated statement of operations for the periods presented. These costs are included in cost of goods sold and selling, general and administrative expenses in the accompanying consolidated statement of operations of the Company.

	Employee Separation Expenses	Other	Total Restructuring Costs
	(Amounts in thousands)

Balance at December 31, 2001	$710	$159	$869
Provision	524	486	1,010
Payments and asset write downs	(200)	---	(200)
Other adjustments	(214)	---	(214)
Balance at December 31, 2002	$820	$645	$1,465

Balance at December 31, 2002	$820	$645	$1,465
Other adjustments	(90)	(110)	(200)
Balance at January 9, 2003	730	535	1,265
Provision	3,629	2,128	5,757
Payments and asset write downs	(2,369)	(2,205)	(4,574)
Other adjustments	(352)	(253)	(605)
Balance at December 31, 2003	$1,638	$205	$1,843

Balance at December 31, 2003	$1,638	$205	$1,843
Provision	3,547	1,988	5,535
Payments and asset write downs	(1,355)	(2,049)	(3,404)
Balance at August 27, 2004	3,830	144	3,974
Provision	74	427	501
Payments and asset write downs	(754)	(541)	(1,295)
Balance at December 31, 2004	$3,150	$30	$3,180

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other restructuring costs include expenses associated with terminating other contractual arrangements, costs to prepare facilities for closure, costs to move equipment and products to other facilities and write-offs related to equipment sales and disposals.

14. OTHER INCOME AND EXPENSE

The operating results of the Air Conditioning and Heating Products Segment for the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004 and from January 10, 2003 to December 31, 2003, include approximately $400,000, $2,200,000 and $5,800,000, respectively, of costs associated with the closure of certain manufacturing facilities (see Note 13). There were no costs recorded in the period from January 1, 2003 to January 9, 2003 related to the closure of certain manufacturing facilities within the Air Conditioning and Heating Products Segment. The operating results of the Air Conditioning and Heating Products Segment for the period from January 10, 2003 to December 31, 2003 also include approximately $1,100,000, of expenses associated with the start-up of a new manufacturing facility.

Operating results for the period from August 28, 2004 to December 31, 2004 include non-cash foreign exchange gains of approximately $400,000 and include for the period from January 1, 2004 to August 27, 2004 non-cash foreign exchange losses of approximately $800,000 on intercompany debt not permanently invested among the Company’s subsidiaries. For the period from January 10, 2003 to December 31, 2003, operating results include non-cash foreign exchange gains of approximately $1,500,000 on intercompany debt not permanently invested. There were no foreign exchange gains or losses recorded on intercompany debt not permanently invested for the period from January 1, 2003 to January 9, 2003.

For the period from January 1, 2004 to August 27, 2004, the Company incurred certain expenses and charges in connection with the Acquisition which are summarized as follows:

(Amounts in thousands)

Expense related to the cancellation of stock options, net	$45,200
Sellers fees and expenses	26,000
Expense related to settlement and termination of certain benefits with two of the Company’s officers	10,200
Other	2,300
$83,700

The Company recorded stock-based compensation charges in continuing operations of approximately $100,000 and $48,500,000 for the period from August 28, 2004 to December 31, 2004 and the period from January 1, 2004 to August 27, 2004, respectively, in accordance with SFAS No. 123. Stock-based employee compensation charges recorded in the period from August 28, 2004 to December 31, 2004 relate to the C-1 Units received by certain employees and consultants of the Company in connection with the THL Transaction and approximately $48,500,000 recorded in the period from January 1, 2004 to August 27, 2004 relate to the accelerated vesting and achievement of the performance criteria for a portion of the Company’s outstanding Class B stock options due to the change in control of the Company as a result of the Acquisition (see Notes 1 and 2). A portion of this expense has been allocated to the Company’s reporting segments for all periods presented (see Note 11) and a portion has been recorded in “expenses and charges arising from the Acquisition” as shown in the table above.

During the periods from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003, the Company incurred approximately $3,400,000 and $100,000, respectively, of direct expenses and fees associated with the Company’s strategic sourcing software and systems development, which were recorded in Unallocated in the Company’s segment reporting.

For the nine days ended January 9, 2003, the Company incurred certain charges in connection with the Recapitalization. These charges were as follows:

(Amounts in thousands)

Curtailment loss upon termination of a SERP	$70,142
Recapitalization fees, expenses and other	12,848
Other	10
$83,000

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

15. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables that follow summarize unaudited quarterly financial data for the years ended December 31, 2004 and December 31, 2003:

	For the Quarters Ended
	April 3	July 3	October 2 (1)	December 31
	(Amounts in thousands)
2004
Net sales	$405,012	$446,012	$427,864	$399,950
Gross profit	118,130	131,208	120,899	106,790
Selling, general and administrative expense	73,148	80,781	74,281	73,163
Acquisition expenses and charges	---	---	83,700	---
Depreciation expense	5,790	7,000	6,465	5,909
Amortization of intangible assets and purchase price allocated to inventory	3,472	3,600	5,803	10,312
Operating earnings (loss)	41,673	46,887	(40,506)	26,633
Earnings (loss) from continuing operations	3,000	17,100	(131,800)	(1,800)
Earnings (loss) from discontinued operations	68,100	(1,200)	500	(500)
Net earnings (loss)	$71,100	$15,900	$(131,300)	$(2,300)

During the year ended December 31, 2004, the Acquisition of the Company in connection with the THL Transaction occurred in the third quarter ended October 2, 2004 (see Notes 1 and 2) and the redemption of certain of the Company’s debt occurred in the first quarter ended April 3, 2004 and in the third quarter ended October 2, 2004 (see Note 6).

(1)
The third quarter ended October 2, 2004 represents the combined post-Recapitalization period from July 4, 2004 to August 27, 2004 and the post-Acquisition period from August 28, 2004 to October 2, 2004.

	For the Quarters Ended
	April 5 (2)	July 5	October 4	December 31
	(Amounts in thousands)
2003
Net sales	$358,412	$387,582	$395,873	$363,440
Gross profit	101,917	108,397	118,891	103,611
Selling, general and administrative expense	64,144	62,509	67,484	68,936
Recapitalization expenses and charges	83,000	---	---	---
Depreciation expense	4,329	3,928	3,990	5,772
Amortization of intangible assets and purchase price allocated to inventory	5,859	2,874	2,298	3,402
Operating earnings (loss)	(47,106)	43,921	49,432	31,377
Earnings (loss) from continuing operations	(49,800)	18,600	20,800	11,600
Earnings (loss) from discontinued operations	(6,600)	7,300	9,100	1,300
Net earnings (loss)	$(56,400)	$25,900	$29,900	$12,900
During the year ended December 31, 2003, the Recapitalization of the Company in connection with the Kelso Transaction occurred in the first quarter ended April 5, 2003 (see Note 2) and the subsequent sale of Ply Gem was treated as a discontinued operation for all quarters in 2003 (see Note 10).

(2)	The first quarter ended April 5, 2003 represents the combined pre- and post-Recapitalization periods of January 1, 2003 to January 9, 2003 and January 10, 2003 to April 5, 2003, respectively.

See Notes 1, 2, 3, 5 and 13 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, regarding certain other quarterly transactions which impact the operating results in the above table including dispositions, financing activities, new accounting pronouncements, income taxes, acquisitions, sales volume, material costs, rationalization and relocation of manufacturing operations, material procurement strategies and weakness in the manufactured housing industry.

16.	GUARANTOR FINANCIAL STATEMENTS

The 8 1/2% Notes require interest to be paid semi-annually in arrears on March 1 and September 1 of each year. The 8 1/2% Notes are guaranteed by all of the Company’s current and certain future domestic subsidiaries, as defined, with the exception of certain domestic subsidiaries, as defined, which are excluded from the 8 1/2% Note guarantee (the “Guarantors”). The Guarantors are wholly-owned either directly or indirectly by the Company and jointly and severally guarantee the Company’s obligations under the 8 1/2% Notes. None of the Company’s subsidiaries organized outside of the United States guarantee the 8 1/2% Notes.

Consolidating financial information related to the Company, its guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2004 and 2003 and for the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004, from January 10, 2003 to December 31, 2003 and from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries. The “Parent” columns include the accounts of the former Nortek Holdings and Nortek for all applicable periods (see Note 1).

Condensed Consolidating Statement of Operations
For the period from August 28, 2004 to December 31, 2004
(Amounts in thousands)

			Guarantor	Non-Guarantor	Discontinued		Nortek
	Parent		Subsidiaries	Subsidiaries	Operations	Eliminations	Consolidated

Net Sales	$	---	$443,757	$153,522	$ ---	$(36,301)	$560,978

Costs and expenses:
Costs of products sold		---	321,122	124,231	---	(36,301)	409,052
Selling, general and administrative expenses		7,705	74,244	19,481	---	---	101,430
Amortization of intangible assets		173	7,412	813	---	---	8,398
		7,878	402,778	144,525	---	(36,301)	518,880
Operating earnings (loss)		(7,878)	40,979	8,997	---	---	42,098
Interest expense		(39,559)	(561)	(203)	---	---	(40,323)
Investment Income		234	16	75	---	---	325
Income (loss) before charges and allocations
to subsidiaries and equity (loss) in subsidiaries'
earnings before income taxes		(47,203)	40,434	8,869	---	---	2,100
Charges and allocations to subsidiaries and
equity (loss) in subsidiaries' earnings
before income taxes		49,303	(12,134)	(69)	---	(37,100)	---
Earnings (loss) from continuing operations before
provision (benefit) for income taxes		2,100	28,300	8,800	---	(37,100)	2,100
Provision (benefit) for income taxes		4,300	10,500	3,900	---	(14,400)	4,300
Earnings (loss) from continuing operations		(2,200)	17,800	4,900	---	(22,700)	(2,200)
Earnings (loss) from discontinued operations		(500)	---	---	(500)	500	(500)
Net earnings (loss)		$(2,700)	$17,800	$4,900	$(500)	$(22,200)	$(2,700)

Condensed Consolidating Statement of Operations
For the period from January 1, 2004 to August 27, 2004
(Amounts in thousands)

			Guarantor	Non-Guarantor	Discontinued		Nortek
	Parent		Subsidiaries	Subsidiaries	Operations	Eliminations	Consolidated

Net Sales	$	---	$910,097	$268,816	$ ---	$(61,053)	$1,117,860

Costs and expenses:
Costs of products sold		---	638,217	215,595	---	(61,053)	792,759
Selling, general and administrative expenses		23,003	142,432	34,508	---	---	199,943
Amortization of intangible assets		---	7,597	1,272	---	---	8,869
Expenses and charges arising from the Acquisition		72,600	10,000	1,100	---	---	83,700
		95,603	798,246	252,475	---	(61,053)	1,085,271
Operating earnings (loss)		(95,603)	111,851	16,341	---	---	32,589
Interest expense		(54,695)	(953)	(425)	---	---	(56,073)
Loss from debt retirement		(130,736)	---	---	---	---	(130,736)
Investment Income		1,360	9	151	---	---	1,520
Income (loss) before charges and allocations to
subsidiaries and equity (loss) in subsidiaries'
earnings before income taxes		(279,674)	110,907	16,067	---	---	(152,700)
Charges and allocations to subsidiaries and
equity (loss) in subsidiaries' earnings
before income taxes		126,974	(26,107)	(167)	---	(100,700)	---
Earnings (loss) from continuing operations before
provision (benefit) for income taxes		(152,700)	84,800	15,900	---	(100,700)	(152,700)
Provision (benefit) for income taxes		(41,400)	31,300	7,400	---	(38,700)	(41,400)
Earnings (loss) from continuing operations		(111,300)	53,500	8,500	---	(62,000)	(111,300)
Earnings (loss) from discontinued operations		67,400	---	---	67,400	(67,400)	67,400
Net earnings (loss)		$(43,900)	$53,500	$8,500	$67,400	$(129,400)	$(43,900)

Condensed Consolidating Statement of Operations
For the period from January 10, 2003 to December 31, 2003
(Amounts in thousands)

			Guarantor	Non-Guarantor	Discontinued		Nortek
	Parent		Subsidiaries	Subsidiaries	Operations	Eliminations	Consolidated

Net Sales	$	---	$1,201,457	$352,033	$ ---	$(72,934)	$1,480,556

Costs and expenses:
Costs of products sold		---	843,414	283,514	---	(72,934)	1,053,994
Selling, general and administrative expenses		36,458	174,305	47,350	---	---	258,113
Amortization of intangible assets		---	7,915	1,140	---	---	9,055
		36,458	1,025,634	332,004	---	(72,934)	1,321,162
Operating earnings (loss)		(36,458)	175,823	20,029	---	---	159,394
Interest expense		(55,758)	(969)	(649)	---	---	(57,376)
Investment Income		1,147	21	314	---	---	1,482
Income (loss) before charges and allocations to
subsidiaries and equity (loss) in subsidiaries'
earnings before income taxes		(91,069)	174,875	19,694	---	---	103,500
Charges and allocations to subsidiaries and equity
(loss) in subsidiaries' earnings before income taxes		194,569	(41,075)	(694)	---	(152,800)	---
Earnings (loss) from continuing operations before
provision (benefit) for income taxes		103,500	133,800	19,000	---	(152,800)	103,500
Provision (benefit) for income taxes		41,400	52,200	8,900	---	(61,100)	41,400
Earnings (loss) from continuing operations		62,100	81,600	10,100	---	(91,700)	62,100
Earnings (loss) from discontinued operations		12,100	---	---	12,100	(12,100)	12,100
Net earnings (loss)		$74,200	$81,600	$10,100	$12,100	$(103,800)	$74,200

Condensed Consolidating Statement of Operations
For the period from January 1, 2003 to January 9, 2003
(Amounts in thousands)

			Guarantor	Non-Guarantor	Discontinued		Nortek
	Parent		Subsidiaries	Subsidiaries	Operations	Eliminations	Consolidated

Net Sales	$	---	$19,863	$6,507	$ ---	$(1,619)	$24,751

Costs and expenses:
Costs of products sold		---	14,352	5,764	---	(1,619)	18,497
Selling, general and administrative expenses		293	3,499	1,168	---	---	4,960
Amortization of intangible assets		---	45	19	---	---	64
Expenses and charges arising from
the Recapitalization		83,000	---	---	---	---	83,000
		83,293	17,896	6,951	---	(1,619)	106,521
Operating earnings (loss)		(83,293)	1,967	(444)	---	---	(81,770)
Interest expense		(1,009)	(22)	(18)	---	---	(1,049)
Investment Income		104	2	13	---	---	119
Income (loss) before charges and allocations to
subsidiaries and equity in subsidiaries'
earnings (loss) before income taxes		(84,198)	1,947	(449)	---	---	(82,700)
Charges and allocations to subsidiaries
and equity in subsidiaries' earnings (loss)
before income taxes		1,498	(1,147)	(51)	---	(300)	---
Earnings (loss) from continuing operations before
provision (benefit) for income taxes		(82,700)	800	(500)	---	(300)	(82,700)
Provision (benefit) for income taxes		(21,800)	300	(200)	---	(100)	(21,800)
Earnings (loss) from continuing operations		(60,900)	500	(300)	---	(200)	(60,900)
Earnings (loss) from discontinued operations		(1,000)	---	---	(1,000)	1,000	(1,000)
Net earnings (loss)		$(61,900)	$500	$(300)	$(1,000)	$800	$(61,900)

Condensed Consolidating Statement of Operations
For the year ended December 31, 2002
(Amounts in thousands)

			Guarantor	Non-Guarantor	Discontinued		Nortek
	Parent		Subsidiaries	Subsidiaries	Operations	Eliminations	Consolidated

Net Sales	$	---	$1,132,084	$317,572	$ ---	$(73,158)	$1,376,498

Costs and expenses:
Costs of products sold		---	801,446	258,703	---	(73,158)	986,991
Selling, general and administrative expenses		58,891	160,594	40,065	---	---	259,550
Amortization of intangible assets		---	2,334	564	---	---	2,898
Expenses and charges arising from
the Recapitalization		6,600	---	---	---	---	6,600
		65,491	964,374	299,332	---	(73,158)	1,256,039
Operating earnings (loss)		(65,491)	167,710	18,240	---	---	120,459
Interest expense		(50,670)	(878)	(797)	---	---	(52,345)
Investment Income		2,925	2,686	275	---	---	5,886
Income (loss) before charges and allocations to
subsidiaries and equity in subsidiaries'
earnings before income taxes		(113,236)	169,518	17,718	---	---	74,000
Charges and allocations to subsidiaries and equity
in subsidiaries' earnings (loss) before income taxes		187,236	(37,918)	(1,318)	---	(148,000)	---
Earnings (loss) from continuing operations before
provision (benefit) for income taxes		74,000	131,600	16,400	---	(148,000)	74,000
Provision (benefit) for income taxes		29,800	51,300	7,200	---	(58,500)	29,800
Earnings (loss) from continuing operations		44,200	80,300	9,200	---	(89,500)	44,200
Earnings (loss) from discontinued operations		18,300	---	---	18,300	(18,300)	18,300
Net earnings (loss)		$62,500	$80,300	$9,200	$18,300	$(107,800)	$62,500

Condensed Consolidating Balance Sheet as of December 31, 2004
(Amounts in thousands)

			Guarantor	Non-Guarantor			Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations		Consolidated

ASSETS:
Current Assets:
Cash and cash equivalents		$76,562	$2,313	$16,080	$	---	$94,955
Accounts receivable, less allowances		---	158,688	67,018		---	225,706
Intercompany receivables (payables)		---	2,141	(2,141)		---	---
Inventories		---	166,748	38,801		---	205,549
Prepaid expenses		(37)	6,820	1,813		---	8,596
Other current assets		5,510	4,515	16,101		---	26,126
Prepaid income taxes		20,100	14,163	400		---	34,663
Current portion of receivable from affiliate		17,220	---	---		---	17,220
Total current assets		119,355	355,388	138,072		---	612,815
Property and Equipment, at Cost:
Total property and equipment, net		1,900	139,382	59,808		---	201,090
Other Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries		1,659,827	(42,000)	(52,332)		(1,565,495)	---
Goodwill		---	1,273,321	21,784		---	1,295,105
Intangible assets, less accumulated amortization		1,654	85,233	23,828		---	110,715
Long-term portion of receivable from affiliate		16,088	---	---		---	16,088
Other assets		48,183	12,818	499		---	61,500
Total other assets		1,725,752	1,329,372	(6,221)		(1,565,495)	1,483,408
Total assets		$1,847,007	$1,824,142	$191,659		$(1,565,495)	$2,297,313
LIABILITIES AND STOCKHOLDER'S
INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$	---	$ ---	$5,364	$	---	$5,364
Current maturities of long-term debt		11,550	1,867	997		---	14,414
Accounts payable		1,229	76,270	59,844		---	137,343
Accrued expenses and taxes, net		28,026	104,606	38,959		---	171,591
Total current liabilities		40,805	182,743	105,164		---	328,712
Other Liabilities:
Deferred income taxes		(10,600)	27,437	15,900		---	32,737
Other long-term liabilities		73,620	84,590	10,498		---	168,708
		63,020	112,027	26,398		---	201,445
Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities		1,326,236	23,738	236		---	1,350,210

Stockholder's investment		416,946	1,505,634	59,861		(1,565,945)	416,946
Total liabilities and stockholder's investment		$1,847,007	$1,824,142	$191,659		$(1,565,945)	$2,297,313

Condensed Consolidating Balance Sheet as of December 31, 2003
(Amounts in thousands)

			Guarantor	Non-Guarantor	Discontinued				Nortek
	Parent		Subsidiaries	Subsidiaries	Operations		Eliminations		Consolidated

ASSETS:
Current Assets:
Cash and cash equivalents		$161,771	$13,744	$18,605	$	---	$	---	$194,120
Restricted Cash and investments		---	1,223	---		---		---	1,223
Accounts receivable, less allowances		---	146,712	66,100		---		---	212,812
Intercompany receivables (payables)		---	(6,714)	6,714		---		---	---
Inventories		---	124,518	32,242		---		---	156,760
Prepaid expenses		345	4,171	2,025		---		---	6,541
Other current assets		3,331	2,568	8,766		---		---	14,665
Prepaid income taxes		3,200	14,426	115		---		---	17,741
Assets of discontinued operations		---	---	---		502,811		---	502,811
Total current assets		168,647	300,648	134,567		502,811		---	1,106,673
Property and Equipment, at Cost:
Total property and equipment, net		1,362	140,084	52,056		---		---	193,502
Other Assets:
Investment in subsidiaries and long-term
receivable from (to) subsidiaries		1,373,641	530,632	(64,322)		(361,553)		(1,478,398)	---
Goodwill		---	651,666	24,180		---		---	675,846
Intangible assets, less accumulated amortization		---	75,619	19,026		---		---	94,645
Other assets		26,819	2,098	397		---		---	29,314
Total other assets		1,400,460	1,260,015	(20,719)		(361,553)		(1,478,398)	799,805
Total assets		$1,570,469	$1,700,747	$165,904		$141,258		$(1,478,398)	$2,099,980
LIABILITIES AND STOCKHOLDER'S
INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$	---	$ ---	$8,120	$	---	$	---	$8,120
Current maturities of long-term debt		4,559	1,010	1,660		---		---	7,229
Accounts payable		748	61,101	49,192		---		---	111,041
Accrued expenses and taxes, net		26,850	94,204	28,243		---		---	149,297
Liabilities of discontinued operations		---	---	---		141,258		---	141,258
Total current liabilities		32,157	156,315	87,215		141,258		---	416,945
Other Liabilities:
Deferred income taxes		(20,200)	28,161	13,407		---		---	21,368
Other long-term liabilities		48,771	77,322	10,740		---		---	136,833
		28,571	105,483	24,147		---		---	158,201
Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities		1,309,533	13,945	1,148		---		---	1,324,626

Stockholder's investment		200,208	1,425,004	53,394		---		(1,478,398)	200,208
Total liabilities and stockholder's investment		$1,570,469	$1,700,747	$165,904		$141,258		$(1,478,398)	$2,099,980

Condensed Consolidating Cash Flow Statement
For the period from August 28, 2004 to December 31, 2004
(Amounts in thousands)

		Guarantor	Non-Guarantor	Discontinued	Nortek
	Parent	Subsidiaries	Subsidiaries	Operations	Consolidated

Cash Flows from operating activities:
Net cash provided by operating activities	$25,535	$18,774	$4,036	$7,859	$56,204
Cash Flows from investing activities:
Capital expenditures	(196)	(8,224)	(5,056)	---	(13,476)
Net cash paid for businesses acquired	---	(15,500)	---	---	(15,500)
Purchase of outstanding equity shares of the Company
by Thomas H. Lee Partners L.P. and affiliates	(706,189)	---	---	---	(706,189)
Payment of Acquisition fees and expenses	(47,500)	---	---	---	(47,500)
Proceeds from the sale of fixed assets	---	7,732	73	---	7,805
Change in restricted cash and investments	(100)	(102)	---	---	(202)
Other, net	66	(321)	(39)	---	(294)
Net cash used in investing activities	(753,919)	(16,415)	(5,022)	---	(775,356)
Cash Flows from financing activities:
Change in borrowings, net	(1,790)	2,411	299	---	920
Redemption of notes	(919,300)	---	---	---	(919,300)
Net proceeds from the sale of 8 1/2% Senior Notes	600,873	---	---	---	600,873
Net proceeds from borrowings under the Senior
Secured Credit Facility	680,823	---	---	---	680,823
Equity investment by Thomas H. Lee Partners L.P. and affiliates	361,841	---	---	---	361,841
Settlement of stock options	(87,943)	(16,094)	(1,136)	(7,859)	(113,032)
Other, net	32	---	---	---	32
Net cash provided by (used in) financing activities	634,536	(13,683)	(837)	(7,859)	612,157
Net decrease in unrestricted cash and cash equivalents	(93,848)	(11,324)	(1,823)	---	(106,995)
Unrestricted cash and cash equivalents at the beginning of the period	170,410	13,637	17,903	---	201,950
Unrestricted cash and cash equivalents at the end of the period	$76,562	$2,313	$16,080	$ ---	$94,955

Condensed Consolidating Cash Flow Statement
For the period from January 1, 2004 to August 27, 2004
(Amounts in thousands)

		Guarantor	Non-Guarantor	Discontinued	Nortek
	Parent	Subsidiaries	Subsidiaries	Operations	Consolidated

Cash Flows from operating activities:
Net cash provided by (used in) operating activities	$530,585	$25,473	$6,639	$(526,000)	$36,697
Cash Flows from investing activities:
Capital expenditures	(343)	(9,016)	(2,489)	---	(11,848)
Net cash paid for business acquired	---	(16,500)	---	---	(16,500)
Purchase of investments and marketable securities	(5,000)	---	---	---	(5,000)
Proceeds from the sale of investments and marketable securities	5,000	---	---	---	5,000
Proceeds from the sale of discontinued businesses	---	---	---	526,000	526,000
Proceeds from the sale of fixed assets	---	200	124	---	324
Change in restricted cash and investments	---	(103)	---	---	(103)
Other, net	(129)	(428)	(58)	---	(615)
Net cash (used in) provided by investing activities	(472)	(25,847)	(2,423)	526,000	497,258
Cash Flows from financing activities:
Change in borrowings, net	(719)	267	(4,918)	---	(5,370)
Sale of Floating Rate Notes	196,000	---	---	---	196,000
Redemption of notes	(716,700)	---	---	---	(716,700)
Other, net	(55)	---	---	---	(55)
Net cash (used in) provided by financing activities	(521,474)	267	(4,918)	---	(526,125)
Net increase (decrease) in unrestricted cash and cash equivalents	8,639	(107)	(702)	---	7,830
Unrestricted cash and cash equivalents at the beginning of the period	161,771	13,744	18,605	---	194,120
Unrestricted cash and cash equivalents at the end of the period	$170,410	$13,637	$17,903	$ ---	$201,950

Condensed Consolidating Cash Flow Statement
For the period from January 10, 2003 to December 31, 2003
(Amounts in thousands)

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated

Cash Flows from operating activities:
Net cash provided by operating activities	$34,771	$97,402	$5,854	$138,027
Cash Flows from investing activities:
Capital expenditures	(742)	(10,126)	(6,231)	(17,099)
Net cash paid for business acquired	---	(76,016)	---	(76,016)
Redemption of publicly held shares in connection with the Recapitalization	(469,655)	---	---	(469,655)
Payment of fees and expenses in connection with the Recapitalization	(27,900)	---	---	(27,900)
Purchase of investments and marketable securities	(30,015)	---	---	(30,015)
Proceeds from the sale of investments and marketable securities	30,015	---	---	30,015
Proceeds from the sale of fixed assets	71	359	127	557
Change in restricted cash and investments	2,511	(1,483)	---	1,028
Other, net	1,414	(2,512)	(122)	(1,220)
Net cash used in investing activities	(494,301)	(89,778)	(6,226)	(590,305)
Cash Flows from financing activities:
Change in borrowings, net	(61)	(784)	3,503	2,658
Sale of 10% Senior Discount Notes due 2011, net of fees	339,522	---	---	339,522
Issuance of preferred and common stock in connection with the Recapitalization	359,185	---	---	359,185
Dividend to preferred and common stockholders	(298,474)	---	---	(298,474)
Cash distributions to stock option holders	(41,600)	---	---	(41,600)
Issuance of 32,608 shares of Class A common stock	1,500	---	---	1,500
Other, net	(2)	9	---	7
Net cash provided by (used in) financing activities	360,070	(775)	3,503	362,798
Net (decrease) increase in unrestricted cash and
cash equivalents	(99,460)	6,849	3,131	(89,480)
Unrestricted cash and cash equivalents at the beginning of the period	261,231	6,895	15,474	283,600
Unrestricted cash and cash equivalents at the end of the period	$161,771	$13,744	$18,605	$194,120

Condensed Consolidating Cash Flow Statement
For the period from January 1, 2003 to January 9, 2003
(Amounts in thousands)

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(Amounts in thousands)
Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(3,209)	$(3,202)	$698	$(5,713)
Cash Flows from investing activities:
Capital expenditures	---	(148)	(59)	(207)
Change in restricted cash and investments	(49)	---	---	(49)
Other, net	(7)	129	(5)	117
Net cash used in investing activities	(56)	(19)	(64)	(139)
Cash Flows from financing activities:
Change in borrowings, net	---	(8)	(1,305)	(1,313)
Other, net	(4,039)	---	---	(4,039)
Net cash used in financing activities	(4,039)	(8)	(1,305)	(5,352)
Net decrease in unrestricted cash and cash equivalents	(7,304)	(3,229)	(671)	(11,204)
Unrestricted cash and cash equivalents at the beginning of the period	268,535	10,124	16,145	294,804
Unrestricted cash and cash equivalents at the end of the period	$261,231	$6,895	$15,474	$283,600

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2002
(Amounts in thousands)

		Guarantor	Non-Guarantor	Discontinued	Nortek
	Parent	Subsidiaries	Subsidiaries	Operations	Consolidated

Cash Flows from operating activities:
Net cash provided by (used in) operating activities	$140,009	$(79,696)	$20,735	$(29,516)	$51,532
Cash Flows from investing activities:
Capital expenditures	(199)	(13,207)	(5,632)	---	(19,038)
Purchase of investments and marketable securities	(236,926)	(95,143)	---	---	(332,069)
Proceeds from the sale of investments and marketable securities	285,798	142,509	---	---	428,307
Proceeds from the sale of discontinued businesses	---	---	---	29,516	29,516
Proceeds from the sale of fixed assets	---	244	485	---	729
Change in restricted cash and investments	(3)	(2,864)	---	---	(2,867)
Other, net	---	(4,508)	(318)	---	(4,826)
Net cash provided by (used in) investing activities	48,670	27,031	(5,465)	29,516	99,752
Cash Flows from financing activities:
Change in borrowings, net	(7)	(700)	(11,436)	---	(12,143)
Exercise of stock options	631	---	---	---	631
Other, net	(4,028)	5	---	---	(4,023)
Net cash used in financing activities	(3,404)	(695)	(11,436)	---	(15,535)
Net (decrease) increase in unrestricted cash and cash equivalents	185,275	(53,360)	3,834	---	135,749
Unrestricted cash and cash equivalents at the beginning of the period	83,260	63,484	12,311	---	159,055
Unrestricted cash and cash equivalents at the end of the period	$268,535	$10,124	$16,145	$ ---	$294,804

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Nortek, Inc.:

We have audited the accompanying consolidated balance sheets of Nortek, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholder’s investment, and cash flows for the period from August 28, 2004 to December 31, 2004, the period from January 1, 2004 to August 27, 2004, the period from January 10, 2003 to December 31, 2003, the period from January 1, to January 9, 2003, and for the year ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nortek, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the period from August 28, 2004 to December 31, 2004, the period from January 1, 2004 to August 27, 2004 , the period from January 10, 2003 to December 31, 2003, the period from January 1, to January 9, 2003, and for the year ended December 31, 2002., in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for stock-based compensation, pursuant to the adoption of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB statement No. 123.

ERNST & YOUNG, LLP

Boston, Massachusetts
March 25, 2005

Classification	Balance at Beginning of Year	Charged to Cost and Expense	Charged to Other Accounts		Deduction from Reserves		Balance at End of Year
	(Amounts in thousands)
For the year-ended December 31, 2002:
Allowance for doubtful accounts and sales allowances	$4,730	$2,978	$70 (b	)	$(1,810) (a	)	$5,968

For the year-ended December 31, 2003:
Allowance for doubtful accounts and sales allowances	$5,968	$3,397	$711 (b	)	$(4,265) (a	)	$5,811

For the year-ended December 31, 2004:
Allowance for doubtful accounts and sales allowances	$5,811	$1,573	$509 (b	)	$(2,426) (a	)	$5,467

(a)	Amounts written off, net of recoveries
(b)	Other including acquisitions

EXHIBIT INDEX
Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits has heretofore been filed with the Commission and is incorporated herein by reference. Exhibits marked with a double asterisk identify each management contract or compensatory plan or arrangement.

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

2.7
Stock Purchase Agreement among Kelso Investment Associates VI, L.P., the other sellers named therein, THL Buildco Holdings, Inc. and THL Building, Inc. dated as of July 15, 2004 (Exhibit 2.1 to Form 8-K filed July 16, 2004).

2.8
Amendment No. 1 to Stock Purchase Agreement by and among Kelso & Company, L.P., Third Party Stockholders, Richard L. Bready, as the Management Representative on behalf of the Management Stockholders and the Option Sellers, and THL Buildco, Inc. dated August 27, 2004 (Exhibit 10.1 to Form 8-K filed September 1, 2004).

2.9
THL Buildco, Inc. and Nortek, Inc. $625,000,000 8½% Senior Subordinated Notes due 2014 Purchase Agreement dated August 12, 2004 by and among Initial Issuer and the Initial Purchasers (Exhibit 2.9 for Form S-4 filed October 22, 2004).

3.1	Amended and Restated Certificate of Incorporation of Nortek, Inc. (Exhibit 3.1 for Form S-4 filed October 22, 2004).

3.2	By-Laws of Nortek, Inc. (Exhibit 3.2 to Form S-4 filed October 22, 2004).

4.1
Indenture dated as of June 12, 2001 between Nortek, Inc. and State Street Bank and Trust Company, as Trustee, relating to the 9 7/8% Senior Subordinated Notes due 2011 (Exhibit 4.1 to Registration Statement No. 333-64130 filed July 11, 2001).

4.2
Indenture dated as of August 27, 2004 between THL Buildco, Inc., Guarantors named therein and U.S. Bank National Association, relating to the 8½% Senior Subordinated Notes due 2014 (Exhibit 4.1 to Form 8-K filed September 1, 2004).

4.3
First Supplemental Indenture dated as of August 5, 2004 between Nortek, Inc. and U.S. Bank National Association as the successor in interest to State Street Bank and Trust Company, as Trustee under the Indenture dated June 12, 2001 (Exhibit 4.3 to Form S-4 filed October 22, 2004).

4.4
Registration Rights Agreement dated as of August 27, 2004 by and among THL Buildco, Inc., Nortek, Inc., the Guarantors and UBS Securities LLC and Credit Suisse First Boston LLC, Banc of America Securities LLC, Bear, Stearns & Co. Inc., and Sovereign Securities Corporation, LLC as Initial Purchasers of 8½% Senior Subordinated Notes due 2014 (Exhibit 4.1 to Form 8-K filed September 1, 2004).

** 10.1
Form of Indemnification Agreement between Nortek, Inc. and its directors and certain officers (Appendix C to Proxy Statement dated March 23, 1987 for Annual Meeting of Nortek Stockholders, File No. 1-6112).

** 10.2	Nortek, Inc. Supplemental Executive Retirement Plan C, dated December 18, 2003 (Exhibit 10.23 to Form 10-K filed March 30, 2004).

** 10.3	Amended and Restated Employment Agreement of Richard L. Bready, dated as of August 27, 2004 (Exhibit 10.2 to Form 8-K filed September 1, 2004).

** 10.4	Amended and Restated Employment Agreement of Almon C. Hall, III, dated as of August 27, 2004 (Exhibit 10.3 to Form 8-K filed September 1, 2004).

** 10.5	Amended and Restated Employment Agreement of Kevin W. Donnelly, dated as of August 27, 2004 (Exhibit 10.4 to Form 8-K filed September 1, 2004).

10.6	Consulting Agreement with David B. Hiley, dated as of August 27, 2004 (Exhibit 10.5 to Form 8-K filed September 1, 2004).

10.7	Agreement with Robert E. G. Ractliffe, dated as of August 27, 2004 (Exhibit 10.6 to Form 8-K filed September 1, 2004).

10.8	Nortek, Inc. Second Amended and Restated Change in Control Severance Benefit Plan for Key Employees dated August 27, 2004 (Exhibit 10.7 to Form 8-K filed September 1, 2004).

10.9	Deferred Compensation Plan of Nortek Holdings, Inc. dated August 27, 2004 (Exhibit 10.8 to Form 8-K filed September 1, 2004)

10.10	Management Agreement among Nortek Holdings, Inc., Nortek, Inc. and THL Managers V, LLC dated August 27, 2004 (Exhibit 10.9 to Form 8-K filed September 1, 2004).

10.11	Credit Agreement dated August 27, 2004 among Nortek, Inc., Nortek Holdings, Inc. (f/k/a THL Buildco, Inc., THL Buildco Holdings, Inc.), UBS AG, Stamford Branch, UBS AG Canada Branch, Bank of America N.A, Bank of America N.A. (Canada Branch), and certain other Lenders Party thereto (Exhibit 10.10 to Form 8-K filed September 1, 2004).

*/**10.12	First Amendment to Nortek, Inc. Supplemental Executive Retirement Plan C, dated December 6, 2004.

14.1	Code of Ethics

16.1	Letter from Nortek, Inc.’s former independent accountant regarding its concurrence or disagreement with statements made by Nortek, Inc. in the current report concerning the resignation or dismissal as Nortek, Inc.’s principal accounts. (Exhibit 16 to Form 8-K filed June 28, 2002).

*21.1	List of subsidiaries.

*31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.