Form 10-Q
period 2005-04-02
NORTEK INC
filed 2005-05-10
CIK 1216596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________

FORM 10-Q
__________

                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

333-119902
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

The number of shares of Common Stock outstanding as of May 6, 2005 was 3,000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands, except common stock data)

	April 2,	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$74,749	$94,955
Accounts receivable, less allowances
of $5,802 and $5,467	240,634	225,706
Inventories:
Raw materials	70,530	72,166
Work in process	23,532	24,249
Finished goods	127,491	109,134
	221,553	205,549

Prepaid expenses	7,656	8,596
Other current assets	24,339	26,126
Prepaid income taxes	17,145	34,663
Current portion of receivable from affiliate	20,208	17,220
Total current assets	606,284	612,815

Property and Equipment, at Cost:
Land	8,514	8,683
Buildings and improvements	71,908	75,476
Machinery and equipment	127,385	124,644
	207,807	208,803
Less accumulated depreciation	12,302	7,713
Total property and equipment, net	195,505	201,090

Other Assets:
Goodwill	1,295,846	1,295,105
Intangible assets, less accumulated amortization
of $12,740 and $8,436	105,927	110,715
Deferred debt expense	40,637	41,741
Long-term portion of receivable from affiliate	16,363	16,088
Restricted investments and marketable securities	6,962	8,605
Other assets	7,802	11,154
	1,473,537	1,483,408
	$2,275,326	$2,297,313

Liabilities and Stockholder’s Investment

Current Liabilities:
Notes payable and other short-term obligations	$8,028	$5,364
Current maturities of long-term debt	10,728	14,414
Accounts payable	157,341	137,343
Accrued expenses and taxes, net	141,189	171,591
Total current liabilities	317,286	328,712

Other Liabilities:
Deferred income taxes	17,184	32,737
Other	164,338	168,708
	181,522	201,445

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	1,347,779	1,350,210

Stockholder’s Investment:
Common stock, $0.01 par value, authorized 3,000 shares;
3,000 issued and outstanding at April 2, 2005 and
December 31, 2004	---	---
Additional paid-in capital	413,923	410,581
Retained earnings (accumulated deficit)	8,000	(2,700)
Accumulated other comprehensive income	6,816	9,065
Total stockholder's investment	428,739	416,946
Total Liabilities and Stockholder's Investment:	$2,275,326	$2,297,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended
	Post-	Pre-
	Acquisition	Acquisition
	April 2, 2005	April 3, 2004
	(Amounts in thousands)

Net Sales	$434,118	$405,012

Costs and Expenses:
Cost of products sold	309,459	286,882
Selling, general and administrative expense	79,441	73,148
Amortization of intangible assets	4,333	3,309
	393,233	363,339
Operating earnings	40,885	41,673
Interest expense	(24,285)	(25,559)
Loss from debt retirement	---	(11,958)
Investment income	400	944
Earnings from continuing operations
before provision for income taxes	17,000	5,100
Provision for income taxes	6,300	2,100
Earnings from continuing operations	10,700	3,000
Earnings from discontinued operations	---	68,100
Net earnings	$10,700	$71,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months ended
	Post-	Pre-
	Acquisition	Acquisition
	April 2, 2005	April 3, 2004
	(Amounts in thousands)

Cash Flows from operating activities:
Net earnings from continuing operations	$10,700	$3,000
Earnings from discontinued operations	---	68,100
Net earnings	10,700	71,100

Adjustments to reconcile net earnings
to net cash used in operating activities:
Depreciation and amortization expense, including
amortization of purchase price allocated to inventory	11,615	9,262
Non-cash interest expense, net	1,442	8,596
Loss from debt retirement	---	11,958
Gain on the sale of discontinued operations	---	(122,700)
Gain on sale of fixed assets	(280)	(10)
Deferred federal income tax provision from
continuing operations	5,700	19,900
Deferred federal income tax credit from
discontinued operations	---	(18,100)
Changes in certain assets and liabilities, net of
effects from acquisitions and dispositions:
Accounts receivable, net	(17,313)	(29,778)
Inventories	(17,036)	(17,334)
Prepaids and other current assets	612	10,349
Net assets of discontinued operations	---	(3,162)
Accounts payable	21,753	35,387
Accrued expenses and taxes	(31,664)	11,553
Long-term assets, liabilities and other, net	(4,181)	(514)
Total adjustments to net earnings	(29,352)	(84,593)
Net cash used in operating activities	$(18,652)	$(13,493)

Cash Flows from investing activities:
Capital expenditures	$(3,683)	$(4,904)
Net cash paid for businesses acquired	---	(16,500)
Proceeds from the sale of discontinued businesses	---	519,153
Proceeds from the sale of property and equipment	5,830	151
Other, net	(399)	44
Net cash provided by investing activities	1,748	497,944
Cash Flows from financing activities:
Change in borrowings, net	(3,094)	(633)
Sale of Floating Rate Notes	---	196,000
Redemption of Senior Notes	---	(716,700)
Other, net	(208)	(21)
Net cash used in financing activities	(3,302)	(521,354)
Net decrease in unrestricted cash and
cash equivalents	(20,206)	(36,903)
Unrestricted cash and cash equivalents at the
beginning of the period	94,955	194,120
Unrestricted cash and cash equivalents at the
end of the period	$74,749	$157,217

Supplemental disclosure of cash flow information:

Interest paid	$36,432	$31,867

Income taxes paid, net	$6,106	$4,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE THREE MONTHS ENDED APRIL 3, 2004
(Dollar amounts in thousands)

					Accumulated
	Series B	Class A	Additional		Other
	Preference	Common	Paid in	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Income (Loss)

Balance, December 31, 2003	$8,130	$397	$172,244	$ ---	$19,437	$ ---
Net earnings	---	---	---	71,100	---	71,100
Other comprehensive income (loss):
Currency translation adjustment	---	---	---	---	(3,250)	(3,250)
Unrealized decline in the fair value of
marketable securities	---	---	---	---	(3)	(3)
Minimum pension liability, net of tax of $10	---	---	---	---	18	18
Comprehensive income						$67,865
Stock based compensation	---	---	973	---	---
Balance, April 3, 2004	$8,130	$397	$173,217	$71,100	$16,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE THREE MONTHS ENDED APRIL 2, 2005
(Dollar amounts in thousands)

			Accumulated
	Additional		Other
	Paid in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income (Loss)	Income (Loss)

Balance, December 31, 2004	$410,581	$(2,700)	$9,065	$ ---
Net earnings	---	10,700	---	10,700
Other comprehensive income (loss):
Currency translation adjustment	---	---	(2,243)	(2,243)
Unrealized decline in the fair value of
marketable securities	---	---	(6)	(6)
Comprehensive income				$8,451
Capital contribution from parent	3,263	---	---
Stock based compensation	79	---	---
Balance, April 2, 2005	$413,923	$8,000	$6,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
APRIL 2, 2005 AND APRIL 3, 2004

(A)
The unaudited condensed consolidated financial statements presented herein (the “Unaudited Financial Statements”), for periods prior to August 28, 2004 reflect the financial position, results of operations and cash flows of the former Nortek Holdings, Inc. and all of its wholly-owned subsidiaries (the predecessor company) and subsequent to August 27, 2004, reflect the financial position, results of operations and cash flows of Nortek, Inc. (the successor company and survivor from the mergers noted below in connection with the THL Transaction). The Unaudited Financial Statements include the accounts of the former Nortek Holdings, Inc. and Nortek, Inc., as appropriate and all of their wholly-owned subsidiaries (individually and collectively, the “Company” or “Nortek”), after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the prior year’s Unaudited Financial Statements have been reclassified to conform to the current year presentation. It is suggested that these Unaudited Financial Statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission (“SEC”).

Stock-Based Compensation of Employees, Officers and Directors

The Company uses the fair value method of accounting for stock-based employee compensation in accordance with Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

The Company recorded stock-based compensation charges in continuing operations of approximately $100,000 and $250,000 for the three months ended April 2, 2005 and April 3, 2004, respectively, in accordance with SFAS No. 123. A portion of this expense has been allocated to the Company’s reporting segments for all periods presented (see Note G) and a portion has been recorded in Unallocated. In addition, the Company recorded stock-based employee compensation charges in discontinued operations of approximately $700,000 for the three months ended April 3, 2004 relating to the accelerated vesting and achievement of the performance criteria for a portion of the Company’s outstanding Class A and B stock options, which were retained by employees of the discontinued operations (see Note F).

In connection with the THL Transaction, certain employees and consultants received approximately 21,184 C-1 units and approximately 42,368 C-2 units, which represent equity interests in Investors LLC that function similar to stock options. The C-1 units vest pro rata on a quarterly basis over a three-year period and approximately 3,524 and 1,765 were vested at April 2, 2005 and December 31, 2004, respectively. The total stock-based employee compensation charge associated with the C-1 units is approximately $930,000, which is being amortized pro rata over the three-year vesting period. Approximately $750,000 remains to be amortized at April 2, 2005. The C-2 units only vest in the event that certain performance-based criteria, as defined, are met. As of April 2, 2005 and December 31, 2004, there was approximately $1,500,000 of unamortized stock-based employee compensation with respect to the C-2 units, which will be amortized in the event that it becomes probable that the C-2 units or any portion thereof will vest. The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

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

(B)
On July 15, 2004, THL Buildco Holdings, Inc. (“THL Buildco Holdings”) and THL Buildco, Inc. (“THL Buildco”), newly formed Delaware corporations affiliated with Thomas H. Lee Partners L.P., entered into a stock purchase agreement with the owners of Nortek Holdings, Inc., Nortek’s former parent company (referred to herein as “the former Nortek Holdings”), which included affiliates of Kelso & Company, L.P. (“Kelso”) and certain members of the Company’s management, pursuant to which THL Buildco agreed to purchase all the outstanding capital stock of the former Nortek Holdings. Prior to the completion of the THL Transaction described below, Nortek was a wholly owned direct subsidiary of the former Nortek Holdings and THL Buildco was a wholly owned direct subsidiary of THL Buildco Holdings.

On August 27, 2004, THL Buildco purchased all of the outstanding capital stock of the former Nortek Holdings pursuant to a stock purchase agreement in a transaction valued at approximately $1,740,000,000 (the “Acquisition”). Immediately upon the completion of the Acquisition, THL Buildco was merged with and into the former Nortek Holdings with the former Nortek Holdings continuing as the surviving corporation. The former Nortek Holdings was then merged with and into Nortek with Nortek continuing as the surviving corporation and a wholly owned subsidiary of THL Buildco Holdings. THL Buildco Holdings was then renamed Nortek Holdings, Inc. (“Nortek Holdings”). Nortek Holdings is wholly owned by NTK Holdings, Inc., which is wholly owned by THL-Nortek Investors, LLC, a Delaware limited liability company (“Investors LLC”). In connection with the Acquisition, members of Nortek management reinvested a portion of their equity interest in the former Nortek Holdings for an equity interest in Investors LLC and interests in a deferred compensation plan established by Nortek Holdings (the Acquisition and the above events are collectively referred to herein as the “THL Transaction”).

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

In connection with accounting for the purchase price for the Acquisition, Nortek recorded a deferred tax benefit of approximately $32,550,000 representing the tax benefit related to the deferred compensation plan of Nortek Holdings. At April 2, 2005 the deferred tax benefit was approximately $36,571,000 (of which approximately $20,208,000 and $16,363,000 is recorded as a current and long-term asset, respectively) and at December 31, 2004 the deferred tax benefit was approximately $33,308,000 (of which approximately $17,220,000 and $16,088,000 is recorded as a current and long-term asset, respectively). The deferred tax benefits are classified as current and long-term receivables from affiliate on the Company’s accompanying unaudited condensed consolidated balance sheet.

Beginning on August 28, 2004, the Company accounted for the Acquisition as a purchase in accordance with the provisions of SFAS No. 141, “Business Combinations” (“SFAS No. 141”), Emerging Issue Task Force (“EITF”) Issue No. 88-16, “Basis in Leveraged Buyout Transactions”, (“EITF 88-16”) and SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances”, which resulted in a new valuation for the assets and liabilities of the Company and its subsidiaries based upon fair values as of the date of the Acquisition. SFAS No. 141 requires the Company to establish a new basis for its assets and liabilities based on the amount paid for its ownership at August 27, 2004. In accordance with EITF 88-16, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at carryover basis for continuing investors. As a result, the assets and liabilities are assigned new values, which are part Pre-Acquisition cost and part fair value, in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and the new interests acquired by the affiliates of Thomas H. Lee Partners. Accordingly, the Company’s ownership basis (including the fair value of options rolled over by the Management Investors) is reflected in the Company’s consolidated financial statements beginning upon completion of the Acquisition. The purchase price for the equity of Nortek of approximately $743,154,000 was allocated to the assets and liabilities based on their relative fair values and approximately $409,716,000 was recorded in Stockholder’s Investment representing the ownership interest of Nortek’s equity holders upon completion of the Acquisition, net of a deemed dividend of approximately $63,879,000.

During the three months ended April 2, 2005, the Company recorded approximately $300,000 of amortization of excess purchase price allocated to inventory related to the Acquisition as a non-cash charge to cost of goods sold.

The following reflects the unaudited pro forma effect of the Acquisition on continuing operations for the periods from January 1, 2004 to April 3, 2004 and from January 1, 2004 to August 27, 2004:

	Pro Forma for the period Jan. 1, 2004 - April 3, 2004	Pro Forma for the period Jan. 1, 2004 - Aug. 27, 2004
	(Amounts in thousands)

Net sales	$405,012	$1,117,860
Operating earnings	$36,057	$108,852
Earnings from continuing operations	$8,344	$27,450

The unaudited pro forma condensed consolidated amounts presented above has been prepared by adjusting historical amounts for the period to give effect to the Acquisition as if it had occurred on January 1, 2004. The pro forma adjustments to the historical results of operations for the amounts presented include the pro forma impact of the purchase accounting for such period, the elimination of approximately $83,700,000 of expenses and charges arising from the Acquisition in August of 2004, recorded during such period as the unaudited pro forma condensed consolidated summary of operations assumes that the Acquisition occurred on January 1, 2004.

The following table presents a summary of the activity in goodwill for continuing operations and discontinued operations for the first quarter of 2005, the period from August 28, 2004 to December 31, 2004 and the period from January 1, 2004 to August 27, 2004.

	Continuing	Discontinued
	Operations	Operations	Total
	(Amounts in thousands)

Balance as of December 31, 2003	$675,846	$222,194	$898,040
Acquisitions during the period from January 1, 2004 to August 27, 2004	6,841	---	6,841
Dispositions	---	(222,194)	(222,194)
Purchase accounting adjustments	(3,229)	---	(3,229)
Impact of foreign currency translation	1	---	1
Balance as of August 27, 2004	679,459	---	679,459
Effect of the Acquisition	607,053	---	607,053
Acquisitions during the period from August 28, 2004 to December 31, 2004	8,805	---	8,805
Purchase accounting adjustments	(2,005)	---	(2,005)
Impact of foreign currency translation	1,793	---	1,793
Balance as of December 31, 2004	1,295,105	---	1,295,105
Purchase accounting adjustments	808	---	808
Impact of foreign currency translation	(67)	---	(67)
Balance as of April 2, 2005	$1,295,846	$ ---	$1,295,846

Goodwill associated with the Acquisition and Recapitalization transactions, as well as, acquisitions (see Note D) above will not be deductible for income tax purposes. Purchase accounting adjustments relate principally to final revisions resulting from the completion of fair value adjustments and adjustments to deferred income taxes that impact goodwill.

(C)
From January 1, 2004 through February 3, 2004, Nortek purchased approximately $14,800,000 of its 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”) and approximately $10,700,000 of its 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”) in open market transactions. On March 15, 2004, Nortek redeemed all of its outstanding 9 1/4% Notes (approximately $160,200,000 in principal amount) and on March 14, 2004 redeemed all of its outstanding 9 1/8% Notes (approximately $299,300,000 in principal amount). The 9 1/4% Notes and 9 1/8% Notes were redeemed at a redemption price of 101.542% and 103.042%, respectively, of the principal amount thereof plus accrued and unpaid interest. The 9 1/4% Notes and 9 1/8% Notes ceased to accrue interest as of the respective redemption dates indicated above. The Company used the net after tax proceeds from the sale of Ply Gem of approximately $450,000,000 (see Note F), together with existing cash on hand, to fund the redemption of the 9 1/4% Notes and 9 1/8% Notes.

On March 14, 2004, Nortek redeemed $60,000,000 of its outstanding 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”) and on March 31, 2004, Nortek redeemed the remaining $150,000,000 of its outstanding 8 7/8% Notes (see below). The 8 7/8% Notes were called at a redemption price of 104.438% of the principal amount thereof plus accrued and unpaid interest.

On March 1, 2004, Nortek completed the sale of $200,000,000 of Floating Rate Notes due 2010 (the “Floating Rate Notes”), which were subsequently redeemed on August 28, 2004 in connection with the Acquisition (see below). Nortek used the net proceeds of approximately $196,000,000 from the sale of the Floating Rate Notes, together with existing cash on hand, to fund the redemption of the 8 7/8% Notes.

The open market purchases and the redemption of the Floating Rate Notes, the 9 1/4% Notes, the 9 1/8% Notes and the 8 7/8% Notes noted above resulted in a pre-tax loss of approximately $11,958,000 which was recorded in the three months ended April 3, 2004, based upon the difference between the respective redemption prices indicated above and the estimated carrying values at redemption.

Interest expense in the first quarter of 2004 includes duplicative interest arising during the waiting period from the call for redemption to the date of redemption of the 8 7/8% Senior Notes, as during that period the Floating Rate Notes, whose proceeds were used to refinance the 8 7/8% Senior Notes, were also outstanding.

At May 6, 2005, approximately $32,800,000 was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive loan agreement, the Company’s Senior Secured Credit Facility. Any restricted payments in excess of $10,000,000 would require an equal prepayment of the Company’s Senior Secured Credit Facility.

(D)
On December 17, 2004, the Company acquired M&S Systems, LP (“M&S”), located in Dallas, Texas, for approximately $16,400,000. M&S is a manufacturer and designer of distributed audio and communication equipment, speakers and central vacuum systems.

On March 9, 2004, the Company acquired OmniMount Systems, Inc. (“OmniMount”) for approximately $16,500,000 in cash and contingent consideration. The contingent consideration is payable 90 days after fiscal 2006 if certain fiscal 2006 financial results, as defined by the stock purchase agreement, are met. OmniMount is a manufacturer and designer of speaker and video mountings and other products to maximize the home theater experience.

Acquisitions contributed approximately $12,200,000, $500,000 and $100,000 to net sales, operating earnings and depreciation and amortization expense, respectively, for the three months ended April 2, 2005. M&S and OmniMount are included in the Residential Building Products Segment in the Company’s segment reporting. Pro forma results related to these acquisitions have not been presented, as the effect is not significant to the Company’s consolidated operating results.

Acquisitions are accounted for as purchases and, accordingly, have been included in the Company’s consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisition is obtained.

On April 26, 2005, the Company, through its indirect wholly-owned subsidiary, Linear LLC, acquired Panamax (“Panamax”) for an initial purchase price of approximately $11,250,000 plus an earn-out based upon the earnings of Panamax for 2005 which is capped at approximately $4,250,000. Panamax is located in Petaluma, CA and manufactures and designs innovative power conditioning and surge protection products that prevent loss or damage of home and small business equipment due to power disturbances.

(E)
The operating results of the Air Conditioning and Heating Products Segment for the three months ended April 3, 2004 include approximately $1,300,000 of costs associated with the closure of certain manufacturing facilities (see Note J).

Operating results for the three months ended April 2, 2005 and April 3, 2004 include a non-cash foreign exchange loss of approximately $500,000 and $600,000, respectively, on certain intercompany debt between the Company’s subsidiaries.

Operating results for the three months ended April 2, 2005 includes a gain of approximately $1,400,000 from the settlement of certain obligations of former subsidiaries (see Note I).

During the three months ended April 2, 2005 and April 3, 2004 the Company recorded a pre-tax charge to continuing operations of approximately $100,000 and $250,000, respectively, for compensation expense related to stock options issued to employees, officers and Directors in accordance with SFAS No. 123 (see Note A).

(F)
On July 31, 2004, the Company sold the capital stock of its wholly-owned subsidiary, La Cornue SAS (“La Cornue”) for net cash proceeds of approximately $5,800,000 and recorded a net after tax gain of approximately $900,000. La Cornue, situated outside of Paris, France manufactures and sells high-end custom made cooking ranges.

On February 12, 2004, the Company sold the capital stock of its wholly-owned subsidiary Ply Gem Industries, Inc. (“Ply Gem”) for net cash proceeds of approximately $506,700,000, after excluding approximately $21,400,000 of proceeds provided to fund liabilities of Ply Gem indemnified by the Company (see Note I), and recorded a net after-tax gain on the sale of approximately $74,100,000. Ply Gem, through its operating subsidiaries, is a manufacturer and distributor of a range of products for use in the residential new construction, do-it-yourself and professional renovation markets, including vinyl siding, windows, patio doors, fencing, railing, decking and accessories. The results of operations of the operating subsidiaries of Ply Gem comprised the Company’s entire Windows, Doors and Siding Products (“WDS”) reporting segment and the corporate expenses of Ply Gem, which were previously included in Unallocated in the Company’s segment reporting (see Note G).

The Company allocates interest to dispositions that qualify as a discontinued operation for debt instruments which are entered into specifically and solely with the entity disposed of and for debt which is settled with proceeds received from the disposition. Interest allocated to discontinued operations, included in interest expense, net in the table below, was approximately $2,800,000 (net of taxes of approximately $1,600,000) for the three months ended April 3, 2004.

The sale of La Cornue and Ply Gem and the related operating results have been excluded from earnings from continuing operations and are classified as discontinued operations for all periods presented.

The table that follows presents a summary of the results of discontinued operations for the three months ended April 3, 2004:

Pre-Acquisition
For the three
months ended
April 3, 2004
(Amounts in thousands)

Net sales	$43,000

Operating loss of discontinued operations *	$(2,242)
Interest expense, net	(4,558)
Loss before income tax benefit	(6,800)
Income tax benefit	(2,600)
Loss from discontinued operations	(4,200)

Gain on sale of discontinued operations	122,700
Income tax provision on sale of discontinued operations	50,400
72,300

Earnings from discontinued operations	$68,100

Depreciation and amortization expense	$1,379

*	Operating loss of discontinued operations are net of Ply Gem corporate expenses, which were previously included within Unallocated in the Company’s segment reporting.

(G)
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

Unaudited net sales, operating earnings and pre-tax earnings from continuing operations for the Company’s segments for the periods presented below were as follows:

	For the three months ended
	Post-	Pre-
	Acquisition	Acquisition
	April 2, 2005	April 3, 2004
	(Amounts in thousands)

Net sales:
Residential building products	$261,024	$234,090
Air conditioning and heating products	173,094	170,922
Consolidated net sales	$434,118	$405,012

Operating earnings:
Residential building products *	$37,693	$40,166
Air conditioning and heating products *	7,339	9,072
Subtotal	45,032	49,238
Unallocated:
Stock based compensation charges	(100)	(200)
Foreign exchange loss on intercompany debt	(100)	(200)
Gain on legal settlement	1,400	---
Other, net	(5,347)	(7,165)
Consolidated operating earnings	40,885	41,673
Interest expense	(24,285)	(25,559)
Loss from debt retirement	---	(11,958)
Investment income	400	944
Earnings before provision
for income taxes	$17,000	$5,100

*
The operating results of the Air Conditioning and Heating Products Segment for the three months ended April 3, 2004 include approximately $1,300,000 of costs associated with the closure of certain manufacturing facilities (see Note J).

The operating results of the Residential Building Products Segment for the three months ended April 2, 2005 and April 3, 2004 each include a non-cash foreign exchange loss of approximately $400,000 on certain intercompany debt between the Company’s subsidiaries. The operating results of the Residential Building Products Segment for the three months ended April 3, 2004 also include approximately $50,000 of stock based compensation charges.

Unaudited depreciation expense, amortization of intangible assets and purchase price allocated to inventory and capital expenditures from continuing operations for the Company’s segments for the periods presented below were as follows:

	For the three months ended
	Post-	Pre-
	Acquisition	Acquisition
	April 2, 2005	April 3, 2004
	(Amounts in thousands)

Depreciation Expense:
Residential building products	$3,428	$2,806
Air conditioning and heating products	3,198	2,902
Other	225	82
Consolidated depreciation expense	$6,851	$5,790

Amortization of intangible assets and
purchase price allocated to inventory *:
Residential building products	$3,836	$2,648
Air conditioning and heating products	803	824
Other	125	---
Consolidated amortization expense and
purchase price allocated to inventory	$4,764	$3,472

Capital Expenditures:
Residential building products	$2,447	$2,429
Air conditioning and heating products	2,881	2,157
Other	237	318
Consolidated capital expenditures	$5,565	$4,904

*
During the three months ended April 2, 2005 and April 3, 2004 the Company reflected in the Residential Building Products Segment amortization of approximately $400,000 and $100,000, respectively, of excess purchase price allocated to inventory as a non-cash charge to cost of products sold.

(H)
The Company provides income taxes on an interim basis based upon the estimated annual effective income tax rate. The following reconciles the federal statutory income tax rate to the estimated effective tax rate of approximately 37.1% and 41.2% for the periods presented:

	For the three months ended
	Post-	Pre-
	Acquisition	Acquisition
	April 2, 2005	April 3, 2004
Income tax provision at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
State income tax provision, net of federal income tax effect	2.5	1.8
Tax effect resulting from foreign activities	(0.7)	1.6
Change in tax reserves	---	0.3
Non-deductible expenses	0.4	0.3
Other, net	(0.1)	2.2
Income tax provision at estimated effective rate	37.1%	41.2%

(I)
As of April 2, 2005, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $25,200,000 of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001. The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 (see Note F) and has recorded an estimated liability related to this indemnified guarantee of approximately $1,000,000 at April 2, 2005 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee. Should the buyer of the former subsidiary cease making payments then the Company may be required to make payments on its indemnification.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $13,500,000 at April 2, 2005 and $17,800,000 at December 31, 2004. In February 2005 the Company settled a portion of these obligations with a lump sum cash payment resulting in a reduction of approximately $1,400,000 in such liabilities which was recorded as income in the Company’s unaudited condensed consolidated statement of operations for the first quarter ended April 2, 2005 (see Note E). Approximately $6,000,000 of short-term liabilities and approximately $7,500,000 of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheet at April 2, 2005 related to these indemnifications. Approximately $12,700,000 of these indemnifications at April 2, 2005 relate to indemnifications provided to a buyer in connection with the sale of certain former subsidiaries, including Ply Gem (see Note F). Accordingly, the Company has included approximately $5,200,000 of short-term liabilities and approximately $7,500,000 of long-term liabilities in accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheet at April 2, 2005 related to these indemnifications.

The Company sells a number of products and offers a number of warranties including in some instances, extended warranties for which the Company receives proceeds. The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold. The Company estimates the costs that may be incurred under its warranties, with the exception of extended warranties, and records a liability for such costs at the time of sale. Proceeds received from extended warranties are amortized over the life of the warranty and reviewed to ensure that the liability recorded is equal to or greater than estimated future costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. Changes in the Company’s unaudited combined short-term and long-term warranty liabilities during the periods presented are as follows:

	For the three months ended
	Post-	Pre-
	Acquisition	Acquisition
	April 2, 2005	April 3, 2004
	(Amounts in thousands)

Balance, beginning of period	$30,319	$29,087
Warranties provided during period	4,424	4,195
Settlements made during period	(4,171)	(3,588)
Changes in liability estimate, including acquisitions	250	(316)
Balance, end of period	$30,822	$29,378

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

(J)
The Company records restructuring costs primarily in connection with operations acquired or facility closings which management plans to eliminate in order to improve future operating results of the Company.

Within the Air Conditioning and Heating Products Segment, the Company, in the second quarter of 2003, initiated restructuring activities related to the closure of two facilities in St. Louis, Missouri, in order to relocate the operations to other facilities. The facilities currently support warehousing and distribution activities of the segment’s residential HVAC products. Since the initiation of these restructuring activities in 2003, a total of approximately 403 employees have been terminated and an additional 35 employees are expected to be terminated during the second and third quarters of 2005. During the three months ended April 3, 2004 the Company provided approximately $1,300,000 in cost of goods sold related to liabilities incurred as a result of this restructuring. Two of the facilities to be closed are owned by the Company, one of which was sold during the three months ended April 2, 2005.

During August of 2004, the Company accrued approximately $3,400,000 related to severance benefits for certain of the Company’s employees at its corporate office. Approximately $1,400,000 was included as a charge in the Company’s consolidated statement of operations on August 27, 2004 and the balance was recorded as an intangible asset related to a non-compete agreement. No additional amounts have been incurred or are expected to be incurred related to these severance benefits. It is expected that these severance benefits will be paid through August 2006.

The following table sets forth restructuring activity in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) in the accompanying unaudited condensed consolidated statement of operations for the periods presented. These costs are included in cost of goods sold and selling, general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations of the Company.

	Employee Separation Expenses	Other		Total Restructuring Costs
	(Amounts in thousands)
	(Unaudited)

Balance at December 31, 2003	$1,638		$205	$1,843
Provision	71		1,219	1,290
Payments and asset write downs	(1,139)		(1,420)	(2,559)
Balance at April 3, 2004	$570		$4	$574

Balance at December 31, 2004	$3,150		$30	$3,180
Payments and asset write downs	(454)		(30)	(484)
Other	(10)		---	(10)
Balance at April 2, 2005	$2,686	$	---	$2,686

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other restructuring costs include expenses associated with terminating other contractual arrangements, costs to prepare facilities for closure, costs to move equipment and products to other facilities and write-offs related to equipment sales and disposals.

(K)
The Company and its subsidiaries have various pension, supplemental retirement plans for certain officers, profit sharing and other post retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $3,600,000 and $4,200,000 for the three months ended April 2, 2005 and April 3, 2004, respectively. The Company’s policy is to generally fund currently at least the minimum allowable annual contribution of its various qualified defined benefit plans. As previously disclosed in the Company’s latest annual report on Form 10-K as filed with the SEC, the Company expects to contribute approximately $4,600,000 to its defined benefit pension plans in 2005. As of April 2, 2005, approximately $320,000 of contributions has been made.

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the periods presented consist of the following components:

	For the three months ended
	Post-	Pre-
	Acquisition	Acquisition
	April 2, 2005	April 3, 2004
	(Amounts in thousands)

Service cost	$340	$297
Interest cost	2,259	2,392
Expected return on plan assets	(2,147)	(2,066)
Amortization of prior service cost	---	49
Recognized actuarial loss	5	---
Net periodic benefit cost	$457	$672

The Company’s unaudited net periodic benefit cost for its subsidiary’s Post Retirement Health Benefit Plan for the periods presented consists of the following components:

	For the three months ended
	Post-	Pre-
	Acquisition	Acquisition
	April 2, 2005	April 3, 2004
	(Amounts in thousands)

Service cost	$112	$255
Interest cost	619	628
Recognized actuarial gain	---	(6)
Net periodic post retirement health benefit cost	$731	$877

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. Based upon an analysis of plan provisions and prescription drug claims experience, it has been determined that the potential savings that the NuTone Retiree Medical Plan could realize as a result of the Act would be immaterial and the Company has not reflected any reduction in cost under FASB Staff Position No. FAS 106-2 as of April 2, 2005.

(L)
The Company’s 8 1/2% Senior Subordinated Notes due 2014 (the “8 1/2% Notes”) require interest to be paid semi-annually in arrears on March 1 and September 1 of each year. The 8 1/2% Notes are guaranteed by all of the Company’s current and certain future domestic subsidiaries, as defined, with the exception of certain domestic subsidiaries, as defined, which are excluded from the 8 1/2% Note guarantee (the “Guarantors”). The Guarantors are wholly-owned either directly or indirectly by the Company and jointly and severally guarantee the Company’s obligations under the 8 1/2% Notes. None of the Company’s subsidiaries organized outside of the United States guarantee the 8 1/2% Notes.

Consolidating financial information related to the Company, its guarantor subsidiaries and non-guarantor subsidiaries as of April 2, 2005 and April 3, 2004 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries. The “Parent” columns include the accounts of the former Nortek Holdings and Nortek for all applicable periods (see Note A).

Unaudited Condensed Consolidating Statement of Operations
For the three months ended April 2, 2005

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$	---	$354,309	$103,160	$(23,351)	$434,118

Costs and expenses:
Costs of products sold		---	248,599	84,211	(23,351)	309,459
Selling, general and administrative expenses		3,931	59,951	15,559	---	79,441
Amortization of intangible assets		125	3,678	530	---	4,333
		4,056	312,228	100,300	(23,351)	393,233
Operating earnings (loss)		(4,056)	42,081	2,860	---	40,885
Interest expense		(23,681)	(423)	(181)	---	(24,285)
Investment income		356	4	40	---	400
Income (loss) before charges and allocations
to subsidiaries and equity (loss) in subsidiaries'
earnings before income taxes		(27,381)	41,662	2,719	---	17,000
Charges and allocations to subsidiaries and
equity (loss) in subsidiaries' earnings
before income taxes		44,381	(18,062)	(519)	(25,800)	---
Earnings (loss) from continuing operations before
provision (benefit) for income taxes		17,000	23,600	2,200	(25,800)	17,000
Provision (benefit) for income taxes		6,300	8,700	700	(9,400)	6,300
Net earnings (loss)		$10,700	$14,900	$1,500	$(16,400)	$10,700

Unaudited Condensed Consolidating Statement of Operations
For the three months ended April 3, 2004

			Guarantor	Non-Guarantor	Discontinued		Nortek
	Parent		Subsidiaries	Subsidiaries	Operations	Eliminations	Consolidated

Net Sales	$	---	$324,023	$104,536	$ ---	$(23,547)	$405,012

Costs and expenses:
Costs of products sold		---	225,899	84,530	---	(23,547)	286,882
Selling, general and administrative expenses		7,344	52,729	13,075	---	---	73,148
Amortization of intangible assets		---	2,887	422	---	---	3,309
		7,344	281,515	98,027	---	(23,547)	363,339
Operating earnings (loss)		(7,344)	42,508	6,509	---	---	41,673
Interest expense		(25,072)	(325)	(162)	---	---	(25,559)
Loss from debt retirement		(11,958)	---	---	---	---	(11,958)
Investment income		854	7	83	---	---	944
Income (loss) before charges and allocations to
subsidiaries and equity (loss) in subsidiaries'
earnings before income taxes		(43,520)	42,190	6,430	---	---	5,100
Charges and allocations to subsidiaries and
equity (loss) in subsidiaries' earnings
before income taxes		48,620	(8,890)	(130)	---	(39,600)	---
Earnings (loss) from continuing operations
before provision (benefit) for income taxes		5,100	33,300	6,300	---	(39,600)	5,100
Provision (benefit) for income taxes		2,100	12,300	2,900	---	(15,200)	2,100
Earnings (loss) from continuing operations		3,000	21,000	3,400	---	(24,400)	3,000
Earnings from discontinued operations		68,100	---	---	68,100	(68,100)	68,100
Net earnings (loss)		$71,100	$21,000	$3,400	$68,100	$(92,500)	$71,100

Unaudited Condensed Consolidating Balance Sheet
As of April 2, 2005

			Guarantor	Non-Guarantor			Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations		Consolidated

ASSETS:
Current Assets:
Cash and cash equivalents		$56,614	$3,797	$14,338	$	---	$74,749
Accounts receivable, less allowances		---	180,111	60,523		---	240,634
Intercompany receivables (payables)		---	2,379	(2,379)		---	---
Inventories		---	180,864	40,689		---	221,553
Prepaid expenses		563	4,819	2,274		---	7,656
Other current assets		3,642	2,673	18,024		---	24,339
Prepaid income taxes		2,582	14,163	400		---	17,145
Current portion of receivable from affiliate		20,208	---	---		---	20,208
Total current assets		83,609	388,806	133,869		---	606,284
Property and Equipment, at Cost:
Total property and equipment, net		1,936	135,537	58,032		---	195,505
Other Long-term Assets:
Investment in subsidiaries and long-term
receivable from (to) subsidiaries		1,666,628	(35,069)	(53,843)		(1,577,716)	---
Goodwill		---	1,274,548	21,298		---	1,295,846
Intangible assets, less accumulated amortization		1,529	81,872	22,526		---	105,927
Long-term portion of receivable from affiliate		16,363	---	---		---	16,363
Other assets		47,115	7,679	607		---	55,401
Total other long-term assets		1,731,635	1,329,030	(9,412)		(1,577,716)	1,473,537
Total assets		$1,817,180	$1,853,373	$182,489		$(1,577,716)	$2,275,326
LIABILITIES AND STOCKHOLDER'S
INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$	---	$ ---	$8,028	$	---	$8,028
Current maturities of long-term debt		8,053	1,883	792		---	10,728
Accounts payable		990	97,599	58,752		---	157,341
Accrued expenses and taxes, net		12,107	98,963	30,119		---	141,189
Total current liabilities		21,150	198,445	97,691		---	317,286
Other Liabilities:
Deferred income taxes		(26,153)	27,437	15,900		---	17,184
Other long-term liabilities		68,959	85,076	10,303		---	164,338
		42,806	112,513	26,203		---	181,522
Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities		1,324,485	23,236	58		---	1,347,779

Stockholder's investment		428,739	1,519,179	58,537		(1,577,716)	428,739
Total liabilities and stockholder's investment		$1,817,180	$1,853,373	$182,489		$(1,577,716)	$2,275,326

Unaudited Condensed Consolidating Balance Sheet
As of December 31, 2004

			Guarantor	Non-Guarantor			Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations		Consolidated

ASSETS:
Current Assets:
Cash and cash equivalents		$76,562	$2,313	$16,080	$	---	$94,955
Accounts receivable, less allowances		---	158,688	67,018		---	225,706
Intercompany receivables (payables)		---	2,141	(2,141)		---	---
Inventories		---	166,748	38,801		---	205,549
Prepaid expenses		(37)	6,820	1,813		---	8,596
Other current assets		5,510	4,515	16,101		---	26,126
Prepaid income taxes		20,100	14,163	400		---	34,663
Current portion of receivable from affiliate		17,220	---	---		---	17,220
Total current assets		119,355	355,388	138,072		---	612,815
Property and Equipment, at Cost:
Total property and equipment, net		1,900	139,382	59,808		---	201,090
Other Long-term Assets:
Investment in subsidiaries and long-term
receivable from (to) subsidiaries		1,659,827	(42,000)	(52,332)		(1,565,495)	---
Goodwill		---	1,273,321	21,784		---	1,295,105
Intangible assets, less accumulated amortization		1,654	85,233	23,828		---	110,715
Long-term portion of receivable from affiliate		16,088	---	---		---	16,088
Other assets		48,183	12,818	499		---	61,500
Total other long-term assets		1,725,752	1,329,372	(6,221)		(1,565,495)	1,483,408
Total assets		$1,847,007	$1,824,142	$191,659		$(1,565,495)	$2,297,313
LIABILITIES AND STOCKHOLDER'S
INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$	---	$ ---	$5,364	$	---	$5,364
Current maturities of long-term debt		11,550	1,867	997		---	14,414
Accounts payable		1,229	76,270	59,844		---	137,343
Accrued expenses and taxes, net		28,026	104,606	38,959		---	171,591
Total current liabilities		40,805	182,743	105,164		---	328,712
Other Liabilities:
Deferred income taxes		(10,600)	27,437	15,900		---	32,737
Other long-term liabilities		73,620	84,590	10,498		---	168,708
		63,020	112,027	26,398		---	201,445
Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities		1,326,236	23,738	236		---	1,350,210

Stockholder's investment		416,946	1,505,634	59,861		(1,565,495)	416,946
Total liabilities and stockholder's investment		$1,847,007	$1,824,142	$191,659		$(1,565,495)	$2,297,313

Unaudited Condensed Consolidating Cash Flow Statement
For the three months ended April 2, 2005

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated

Cash Flows from operating activities:
Net cash used in operating activities	$(14,287)	$(1,448)	$(2,917)	$(18,652)
Cash Flows from investing activities:
Capital expenditures	(237)	(1,963)	(1,483)	(3,683)
Proceeds from the sale of property and equipment	31	5,774	25	5,830
Other, net	---	(390)	(9)	(399)
Net cash (used in) provided by investing activities	(206)	3,421	(1,467)	1,748
Cash Flows from financing activities:
Change in borrowings, net	(5,247)	(489)	2,642	(3,094)
Other, net	(208)	---	---	(208)
Net cash (used in) provided by financing activities	(5,455)	(489)	2,642	(3,302)
Net (decrease) increase in unrestricted cash and
cash equivalents	(19,948)	1,484	(1,742)	(20,206)
Unrestricted cash and cash equivalents at the beginning
of the period	76,562	2,313	16,080	94,955
Unrestricted cash and cash equivalents at the end
of the period	$56,614	$3,797	$14,338	$74,749

Unaudited Condensed Consolidating Cash Flow Statement
For the three months ended April 3, 2004

		Guarantor	Non-Guarantor	Discontinued	Nortek
	Parent	Subsidiaries	Subsidiaries	Operations	Consolidated

Cash Flows from operating activities:
Net cash provided by (used in) operating activities	$502,349	$8,652	$(5,341)	$(519,153)	$(13,493)
Cash Flows from investing activities:
Capital expenditures	(318)	(3,897)	(689)	---	(4,904)
Net cash paid for businesses acquired	---	(16,500)	---	---	(16,500)
Proceeds from the sale of discontinued businesses	---	---	---	519,153	519,153
Proceeds from the sale of property and equipment	---	26	125	---	151
Other, net	(18)	71	(9)	---	44
Net cash (used in) provided by investing activities	(336)	(20,300)	(573)	519,153	497,944
Cash Flows from financing activities:
Change in borrowings, net	(719)	(250)	336	---	(633)
Sale of Floating Rate Notes	196,000	---	---	---	196,000
Redemption of Senior Notes	(716,700)	---	---	---	(716,700)
Other, net	(21)	---	---	---	(21)
Net cash (used in) provided by financing activities	(521,440)	(250)	336	---	(521,354)
Net decrease in unrestricted cash and
cash equivalents	(19,427)	(11,898)	(5,578)	---	(36,903)
Unrestricted cash and cash equivalents at the
beginning of the period	161,771	13,744	18,605	---	194,120
Unrestricted cash and cash equivalents at the
end of the period	$142,344	$1,846	$13,027	$ ---	$157,217

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On August 27, 2004, THL Buildco purchased all of the outstanding capital stock of the former Nortek Holdings pursuant to the stock purchase agreement in a transaction valued at approximately $1,740,000,000 (the “Acquisition”). Immediately upon the completion of the Acquisition, THL Buildco was merged with and into the former Nortek Holdings with the former Nortek Holdings continuing as the surviving corporation. The former Nortek Holdings was then merged with and into Nortek with Nortek continuing as the surviving corporation and a wholly owned subsidiary of THL Buildco Holdings. THL Buildco Holdings was then renamed Nortek Holdings, Inc. (“Nortek Holdings”). Nortek Holdings is wholly owned by NTK Holdings, Inc., which is wholly owned by THL-Nortek Investors, LLC, a Delaware limited liability company (“Investors LLC”). In connection with the Acquisition, members of Nortek management reinvested a portion of their equity interest in the former Nortek Holdings for an equity interest in Investors LLC and interests in a deferred compensation plan established by Nortek Holdings (the Acquisition and the above events are collectively referred to herein as the “THL Transaction”) (see Note B of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

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

On February 12, 2004, the Company’s wholly-owned subsidiary, WDS, LLC, sold all of the capital stock of Ply Gem Industries, Inc. (“Ply Gem”). The results of operations of the operating subsidiaries of Ply Gem comprised the Company’s entire Window, Doors and Siding Products (“WDS”) reporting segment and the corporate expenses of Ply Gem were previously included in Unallocated in the Company’s segment reporting.

The results of La Cornue and Ply Gem have been excluded from earnings from continuing operations and are classified separately as discontinued operations for all periods presented. Accordingly, for purposes of this presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations, all discussion relates to the results from continuing operations (see Notes F and G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

On December 17, 2004, the Company, through its indirect wholly-owned subsidiary, Linear LLC (“Linear”), acquired M&S Systems, LP (“M&S”). M&S is located in Dallas, TX and manufacturers and designs distributed audio and communication equipment, speakers and central vacuum systems. On March 9, 2004, the Company, through Linear, acquired OmniMount Systems, Inc. (“OmniMount”). OmniMount is located in Phoenix, AZ and manufactures and designs speaker and video mountings and other products to maximize the home theater experience. These acquisitions have been accounted for under the purchase method of accounting and are included in the Company’s Residential Building Products Segment. Accordingly, the results of M&S and OmniMount are included in the Company’s consolidated results since the date of their acquisition (see “Liquidity and Capital Resources” and Note D of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

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

Further detail regarding the Company’s critical accounting policies can be found in the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

The “Results of Operations” and “Liquidity and Capital Resources” sections which follow contain various tables that are intended to assist the reader in reconciling current results with the prior period.

Results of Operations

The tables that follow present the unaudited net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company’s principal segments for the three months ended April 2, 2005 and April 3, 2004, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the three months ended April 2, 2005 and April 3, 2004:

	For the three months ended		Change in Earnings in the
	Post-	Pre-	First Quarter 2005
	Acquisition	Acquisition	as Compared to 2004
	April 2, 2005	April 3, 2004	$	%
	(Dollar amounts in thousands)
Net sales:
Residential Building Products	$261,024	$234,090	$26,934	11.5%
Air Conditioning and Heating Products	173,094	170,922	2,172	1.3
Consolidated net sales	$434,118	$405,012	$29,106	7.2%

Operating earnings:
Residential Building Products	$37,693	$40,166	$(2,473)	(6.2)%
Air Conditioning and Heating Products	7,339	9,072	(1,733)	(19.1)
Subtotal	45,032	49,238	(4,206)	(8.5)
Unallocated:
Stock based compensation charges	(100)	(200)	100	50.0
Foreign exchange loss on intercompany debt	(100)	(200)	100	50.0
Gain on legal settlement	1,400	---	1,400	*
Other, net	(5,347)	(7,165)	1,818	25.4
Consolidated operating earnings	$40,885	$41,673	$(788)	(1.9)%

Depreciation and amortization expense:
Residential Building Products	$7,264	$5,454	$1,810	33.2%
Air Conditioning and Heating Products	4,001	3,726	275	7.4
Other	350	82	268	*
	$11,615	$9,262	$2,353	25.4%

Operating earnings margin:
Residential Building Products	14.4%	17.2%
Air Conditioning and Heating Products	4.2	5.3
Consolidated	9.4%	10.3%

Depreciation and amortization
expense as a % of net sales:
Residential Building Products	2.8%	2.3%
Air Conditioning and Heating Products	2.3	2.2
Consolidated	2.7%	2.3%

* not meaningful

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the first three months ended April 2, 2005 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

	Three Months Ended
	Post-	Pre-	Change in Earnings in
	Acquisition	Acquisition	the First Quarter 2005
	April 2,	April 3,	as Compared to 2004
	2005	2004	$	%
	(Dollar amounts in millions)

Net sales	$434.1	$405.0	$29.1	7.2%
Cost of products sold	309.5	286.9	(22.6)	(7.9)
Selling, general and administrative expenses, net	79.4	73.1	(6.3)	(8.6)
Amortization of intangible assets	4.3	3.3	(1.0)	(30.3)
Operating earnings	40.9	41.7	(0.8)	(1.9)
Interest expense	(24.3)	(25.6)	1.3	5.1
Loss from debt retirement	---	(11.9)	11.9	*
Investment income	0.4	0.9	(0.5)	(55.6)
Earnings from continuing operations
before provision for income taxes	17.0	5.1	11.9	*
Provision for income taxes	6.3	2.1	4.2	*
Earnings from continuing operations	10.7	3.0	7.7	*
Earnings from discontinued operations	---	68.1	(68.1)	*
Net earnings	$10.7	$71.1	$(60.4)	(85.0)%
* not meaningful

	Percentage of Net Sales		Change in Percentage
	First Quarter Ended		for the First
	April 2,	April 3,	Quarter 2005
	2005	2004	as Compared to 2004

Net sales	100.0%	100.0%	---%
Cost of products sold	71.3	70.8	(0.5)
Selling, general and administrative expenses, net	18.3	18.1	(0.2)
Amortization of intangible assets	1.0	0.8	(0.2)
Operating earnings	9.4	10.3	(0.9)
Interest expense	(5.6)	(6.3)	0.7
Loss from debt retirement	---	(2.9)	2.9
Investment income	0.1	0.2	(0.1)
Earnings from continuing operations
before provision for income taxes	3.9	1.3	2.6
Provision for income taxes	1.4	0.5	0.9
Earnings from continuing operations	2.5	0.8	1.7
Earnings from discontinued operations	---	16.8	(16.8)
Net earnings	2.5%	17.6%	(15.1)%

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

Consolidated net sales from continuing operations increased approximately $29,100,000 or 7.2% for the first quarter of 2005 as compared to the first quarter of 2004. Net sales increased for the first quarter of 2005 as compared to the first quarter of 2004 as a result of acquisitions in the Residential Building Products Segment, price increases, higher net sales volume and the effect of changes in foreign currency exchange rates.

In the Residential Building Products Segment, net sales increased approximately $26,900,000 or 11.5% for the first quarter of 2005 as compared to the first quarter of 2004. The first quarter of 2005 includes increases of approximately $3,600,000 attributable to the effect of changes in foreign currency exchange rates and approximately $12,200,000 attributable to acquisitions. The increase in net sales volume in the Residential Building Products Segment in the first quarter of 2005 as compared to the first quarter of 2004 was primarily due to increased sales volume of the Company’s surround sound systems and multi-room audio and video distribution equipment. To a lesser extent, net sales increased due to sales price increases of bathroom exhaust fans and range hoods.

In the Air Conditioning and Heating Products Segment, net sales increased approximately $2,200,000 or 1.3% for the first quarter of 2005 as compared to the first quarter of 2004. The first quarter of 2005 includes increases of approximately $1,300,000 attributable to the effect of changes in foreign currency exchange rates in this Segment. Net sales in the Air Conditioning and Heating Products Segment for HVAC products sold to residential site-built customers constituted the largest category of product sold to a particular group of customers within this segment in the first quarter of 2005 and increased approximately 2.4% over the first quarter of 2004. The increase in net sales in this Segment in the first quarter of 2005 as compared to the first quarter of 2004 was due principally to increased sales prices of products sold to the residential site-built customers. Sales of the Company’s commercial HVAC products, before considering the effect of foreign exchange, were down slightly in the first quarter of 2005 as compared to the same period in 2004. Although sales of residential products sold to manufactured housing customers for the same period were up slightly, the Company does not believe that it will see any meaningful recovery in either the manufactured housing or commercial markets in 2005.

For the three months ended April 2, 2005 and April 3, 2004, the Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 6.3% and 6.1%, respectively, of the Company’s consolidated net sales.

Consolidated cost of products sold was approximately $309,500,000 for the first quarter of 2005 as compared to approximately $286,900,000 for the first quarter of 2004. Cost of products sold, as a percentage of net sales, increased from approximately 70.8% in the first quarter of 2004 to approximately 71.3% for the first quarter of 2005. Cost of products sold for the first quarter of 2005 includes (1) approximately $8,600,000 of cost of products sold from acquisitions, (2) approximately $1,000,000 of increased depreciation expense of property and equipment in the first quarter of 2005 as compared to the first quarter of 2004 arising primarily from capital expenditures subsequent to the Acquisition partially offset by the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004, (3) an increase of approximately $3,800,000 related to the effect of changes in foreign currency exchange rates, (4) a non-cash charge of approximately $400,000 in the first quarter of 2005 related to the amortization of purchase price allocated to inventory primarily as a result of the Acquisition. A more complete discussion on depreciation and its impact on the first quarter of 2005 is available in the paragraphs below. Cost of products sold for the first quarter of 2004 includes (1) approximately $1,300,000 of severance and other costs associated with the closure of certain manufacturing facilities, (2) approximately $4,100,000 of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility and (3) a non-cash charge of approximately $100,000 related to the amortization of purchase price allocated to inventory as a result of the OmniMount acquisition.

In the Residential Building Products Segment, cost of products sold for the first quarter of 2005 was approximately $170,200,000 as compared to approximately $147,600,000 in the first quarter of 2004. Cost of products sold in this segment for the first quarter of 2005 includes (1) approximately $8,600,000 of cost of products sold from acquisitions, (2) approximately $700,000 of increased depreciation expense of property and equipment in the first quarter of 2005 as compared to the first quarter of 2004 arising primarily from capital expenditures subsequent to the Acquisition partially offset by the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004, (3) an increase of approximately $2,700,000 related to the effect of changes in foreign currency exchange rates and (4) a non-cash charge of approximately $400,000 in the first quarter of 2005 related to the amortization of purchase price allocated to inventory primarily as a result of the Acquisition. Cost of products sold in this segment for the first quarter of 2004 includes a non-cash charge of approximately $100,000 related to the amortization of purchase price allocated to inventory as a result of the OmniMount acquisition.

In the Air Conditioning and Heating Products Segment cost of products sold for the first quarter of 2005 and 2004 was approximately $139,300,000. Cost of products sold in this segment in the first quarter of 2005 includes (1) an increase of approximately $1,100,000 related to the effect of changes in foreign currency exchange rates and (2) approximately $300,000 of increased depreciation expense of property and equipment in the first quarter of 2005 as compared to the first quarter of 2004 arising primarily from capital expenditures subsequent to the Acquisition partially offset by the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004. Cost of products sold in this segment in the first quarter of 2004 includes (1) approximately $1,300,000 of costs associated with the closure of certain manufacturing facilities and (2) approximately $4,100,000 of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility.

Material costs were approximately 45.0% and 43.3% of net sales for the first quarter of 2005 and 2004, respectively. Both of the Company’s segments experienced material cost increases related primarily to purchases of steel, copper and aluminum in the first quarter of 2005 as compared to the first quarter of 2004. These cost increases were partially offset by the effect of increased sales prices of certain of the Company’s products and material cost improvements due to the Company’s strategic sourcing initiatives.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Consolidated selling, general and administrative expense (“SG&A”) was approximately $79,400,000 for the first quarter of 2005 as compared to approximately $73,100,000 for the first quarter of 2004. SG&A as a percentage of net sales increased from approximately 18.1% for the first quarter of 2004 to approximately 18.3% for the first quarter of 2005 and includes in the first quarter of 2005 (1) approximately $3,000,000 of SG&A from acquisitions in the Residential Building Products Segment, (2) an increase of approximately $900,000 related to the effect of changes in foreign currency exchange rates, of which approximately $600,000 is included in the Residential Building Products Segment and approximately $300,000 is included in the Air Conditioning and Heating Products Segment, (3) approximately $100,000 of stock based compensation expense, (4) a non-cash foreign exchange loss of approximately $500,000 on intercompany debt not permanently invested among the Company’s subsidiaries, of which approximately $400,000 is included in the Residential Building Products Segment and (5) a gain of approximately $1,400,000 from the settlement of certain obligations of former subsidiaries (see Note I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein). SG&A in the first quarter of 2004 includes (1) approximately $250,000, of which approximately $200,000 is included in Unallocated, of stock based compensation expense and (2) a non-cash foreign exchange loss of approximately $600,000 on intercompany debt not permanently invested among the Company’s subsidiaries, of which approximately $400,000 is included in the Residential Building Products Segment. The increase in the percentage in the first quarter of 2005 is principally due to lower sales volume of HVAC products in the Air Conditioning and Heating Products Segment to customers serving the commercial market without a proportionate decrease in expense.

Amortization of intangible assets, as a percentage of net sales from continuing operations, increased from approximately 0.8% in the first quarter of 2004 to approximately 1.0% for the first quarter of 2005. This increase is principally a result of approximately $1,000,000 of increased amortization of intangible assets in the Residential Building Products Segment in the first quarter of 2005 as compared to the first quarter of 2004 arising from finalizing the fair value adjustments to intangible assets in the fourth quarter of 2004 as a result of the Acquisition (see Note B of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

Consolidated operating earnings decreased by approximately $800,000 from approximately $41,700,000, or 10.3% as a percentage of net sales, for the first quarter of 2004 to approximately $40,900,000, or 9.4% as a percentage of net sales, for the first quarter of 2005 as a result of the factors discussed above.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt premium and discount) of approximately $11,600,000 and $9,300,000 for the first quarters of 2005 and 2004, respectively. Acquisitions accounted for approximately $100,000 of the increase in depreciation and amortization expense in the first quarter of 2005. Consolidated operating earnings in the first quarter of 2005 is net of approximately $1,100,000 of increased depreciation expense of property and equipment arising primarily from capital expenditures subsequent to the Acquisition partially offset by the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004 and approximately $1,000,000 of increased amortization of intangible assets as compared to 2004 arising primarily from finalizing the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004. Depreciation and amortization expense noted above for the first quarter of 2005 includes approximately $400,000 of amortization expense from purchase price allocated to inventory primarily as a result of the Acquisition and for the first quarter of 2004 includes approximately $100,000 of amortization expense from purchase price allocated to inventory arising primarily from an acquisition in the Residential Building Products Segment.

Operating earnings of the Residential Building Products Segment for the first quarter of 2005 were approximately $37,700,000 as compared to approximately $40,200,000 for the first quarter of 2004. Operating earnings of this segment for the first quarter of 2005 reflects (1) an increase in earnings of approximately $300,000 from the effect of foreign currency exchange rates, (2) approximately $500,000 of operating earnings contributed by acquisitions, (3) approximately $700,000 of increased depreciation expense of property and equipment and approximately $900,000 of increased amortization of intangible assets during the first quarter of 2005 as compared to the same period in 2004, (4) a non-cash charge of approximately $400,000 in the first quarter of 2005 related to the amortization of purchase price allocated to inventory primarily as a result of the Acquisition and (6) a non-cash foreign exchange loss of approximately $400,000 on intercompany debt not permanently invested among the Company’s subsidiaries. Operating earnings of this segment for the first quarter of 2004 include (1) approximately $50,000 of stock-based compensation charges, (2) a non-cash charge of approximately $100,000 of amortization of purchase price allocated to inventory primarily as a result of the acquisitions in this segment and (3) a non-cash foreign exchange loss of approximately $400,000 on intercompany debt not permanently invested among the Company’s subsidiaries. In addition to the effect of the items noted above, the decrease in operating earnings in the Residential Building Products Segment in the first quarter of 2005 was primarily due to material cost increases related primarily to purchases of steel, copper and aluminum, partially off by increased sales volume of the Company’s surround sound systems and multi-room audio and video distribution equipment and sales price increases of bathroom exhaust fans and range hoods.

Operating earnings of the Air Conditioning and Heating Products Segment were approximately $7,300,000 for the first quarter of 2005 as compared to approximately $9,100,000 for the first quarter of 2004. Operating earnings of this segment for the first quarter of 2005 reflects (1) a decrease in earnings of approximately $100,000 from the effect of foreign currency exchange rates and (2) approximately $300,000 of increased depreciation expense of property and equipment during the first quarter of 2005 as compared to the same period in 2004. Operating earnings of this segment for the first quarter of 2004 includes (1) approximately $1,300,000 of costs associated with the closure of certain manufacturing facilities and (2) approximately $4,100,000 of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility. In addition to the items noted above, the decrease in operating earnings in the Air Conditioning and Heating Products Segment in the first quarter of 2005 was principally due to increased material costs within the entire segment and lower sales volume of commercial product lines due to the general slow down in the commercial market partially offset by sales price increases of products serving residential markets.

The operating expense in Unallocated was approximately $4,100,000 for the first quarter of 2005 as compared to approximately $7,600,000 for the first quarter of 2004 primarily due to the items noted below, as well as, lower compensation and employee benefit expense. Operating expense in Unallocated for the first quarter of 2005 includes (1) approximately $100,000 of stock-based compensation charges, (2) a non-cash foreign exchange loss of approximately $100,000 on intercompany debt not permanently invested among the Company’s subsidiaries and (3) a gain of approximately $1,400,000 from the settlement of certain obligations of former subsidiaries (see Note I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein). Operating expense in Unallocated for the first quarter of 2004 includes approximately $200,000 of stock-based compensation charges and a non-cash foreign exchange loss of approximately $200,000 on intercompany debt not permanently invested among the Company’s subsidiaries.

Combined operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 6.0% and 11.2% of operating earnings (before unallocated and corporate expense) in the first quarters of 2005 and 2004, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest expense decreased approximately $1,300,000 or approximately 5.1% in the first quarter of 2005 as compared to the first quarter of 2004. The decrease in interest expense in 2005 is due to a reduction in interest expense of approximately $24,900,000 relating to the redemption and open market purchases of certain debt in 2004 as discussed in the paragraph below, partially offset by approximately $23,600,000 of increased interest expense and amortization of deferred financing costs from borrowings primarily in connection with the Acquisition (see Notes B and C of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

During the first quarter of 2004, Nortek called for redemption all of it’s outstanding 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”), all of it’s outstanding 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”) and all of it’s outstanding 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”). The redemption of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes resulted in a pre-tax loss of approximately $11,958,000 in the first quarter of 2004, based upon the difference between the respective redemption prices and the estimated carrying values at the redemption dates of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes, which include the principal amount redeemed and the estimated remaining unamortized premium recorded in connection with the Recapitalization (see Note C of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

Investment income was approximately $400,000 and $900,000 for the first quarters of 2005 and 2004, respectively, and decreased approximately $500,000 or 55.6% in the first quarter of 2005 as compared to the first quarter of 2004 primarily as a result of lower average invested balances.

The provision for income taxes from continuing operations was approximately $6,300,000 for the first quarter of 2005 as compared to approximately $2,100,000 for the first quarter of 2004. The income tax rates in both the first quarters of 2005 and 2004 differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, foreign income tax on foreign source income and state income tax provisions (see Note H of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

Discontinued operations for the first quarter of 2004 includes earnings of approximately $68,100,000 (net of a tax provision of approximately $47,800,000) (see Note F of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

The Company uses EBITDA as both an operating performance and liquidity measure. Operating performance measure disclosures with respect to EBITDA are provided below. Refer to the Liquidity and Capital Resources section for liquidity measure disclosures with respect to EBITDA and a reconciliation from net cash flows from operating activities to EBITDA.

EBITDA is defined as net earnings (loss) before interest, taxes, depreciation and amortization expense. EBITDA is not a measure of operating performance under generally accepted accounting principles in the United States (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as operating earnings (loss) from continuing operations, discontinued operations, extraordinary items and net income (loss). EBITDA as an operating performance measure has material limitations since it excludes, among other things, the statement of operations impact of depreciation and amortization expense, interest expense and the provision (benefit) for income taxes and therefore does not necessarily represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. The Company uses a significant amount of capital assets and depreciation and amortization expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company has a significant amount of debt and interest expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company generally incurs significant U.S. federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of the Company’s costs and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net income (loss) for a more complete analysis of the Company’s profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to EBITDA. As EBITDA is not defined by GAAP, the Company’s definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of the Company’s operating results as reported under GAAP. Company management uses EBITDA as a supplementary non-GAAP operating performance measure to assist with its overall evaluation of Company and subsidiary operating performance (including the performance of subsidiary management) relative to outside peer group companies. In addition, the Company uses EBITDA as an operating performance measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in the Company’s Credit Facility, note holders and Bond Rating agencies, among others, as a supplemental non-GAAP operating measure to assist them in their evaluation of the Company’s performance. The Company is also active in mergers, acquisitions and divestitures and uses EBITDA as an additional operating performance measure to assess Company, subsidiary and potential acquisition target enterprise value and to assist in the overall evaluation of Company, subsidiary and potential acquisition target performance on an internal basis and relative to peer group companies. The Company uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment of potential valuation and relative performance and therefore does not place undue reliance on EBITDA as its only measure of operating performance. The Company believes EBITDA is useful for both the Company and investors as it is a commonly used analytical measurement for comparing company profitability, which eliminates the effects of financing, differing valuations of fixed and intangible assets and tax structure decisions. The Company believes that EBITDA is specifically relevant to the Company, due to the different degrees of leverage among its competitors, the impact of purchase accounting associated with the Acquisition, which impacts comparability with its competitors who may or may not have recently revalued their fixed and intangible assets, and the differing tax structures and tax jurisdictions of certain of the Company’s competitors. The Company has included EBITDA as a supplemental operating performance measure, which should be evaluated by investors in conjunction with the traditional GAAP performance measures discussed earlier in this Results of Operations section for a complete evaluation of the Company’s operating performance.

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA:

	For the three months ended
	Post-	Pre-
	Acquisition	Acquisition
	April 2, 2005	April 3, 2004
	(Amounts in thousands)

Net earnings *	$10,700	$71,100
Provision for income taxes
from continuing operations	6,300	2,100
Provision for income taxes
from discontinued operations	---	47,800
Interest expense from continuing operations	24,285	25,559
Interest expense from discontinued operations	---	4,587
Investment income from continuing operations	(400)	(944)
Investment income from discontinued operations	---	(29)
Depreciation expense from continuing operations	6,851	5,790
Depreciation expense from discontinued operations	---	1,176
Amortization expense from continuing operations	4,764	3,472
Amortization expense from discontinued operations	---	203
EBITDA	$52,500	$160,814

*
Includes approximately $68,100,000 of earnings from discontinued operations for the three months ended April 3, 2004 (see Note F of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

EBITDA includes approximately $100,000 and $250,000 of stock based compensation charges recorded in the three months ended April 2, 2005 and April 3, 2004, respectively (see Notes A and G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

Liquidity and Capital Resources

The Company had consolidated debt at April 2, 2005, of approximately $1,366,535,000 consisting of (i) $18,756,000 of short-term borrowings and current maturities of long-term debt, (ii) $23,294,000 of long-term notes, mortgage notes and other indebtedness, (iii) $9,985,000 of 9 7/8% Senior Subordinated Notes due 2011, (iv) $625,000,000 of 8 1/2% Senior Subordinated Notes due 2014, and (v) $689,500,000 of long-term debt outstanding under its Senior Secured Credit Facility. During the first three months ended April 2, 2005, the Company had a net decrease in its consolidated debt of approximately $3,453,000 principally as a result of principal payments made during the period. The Senior Secured Credit Facility also provides the Company and its subsidiaries with a $100,000,000 revolving credit facility with a maturity in August 2010 that includes both a letter of credit sub-facility and swing line loan sub-facility. At April 2, 2005, the Company had approximately $74,000,000 of borrowing availability under the revolving credit facility and approximately $10,000,000 of borrowing availability under the Canadian facility.

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

At May 6, 2005, approximately $32,800,000 was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive loan agreement, the Company’s Senior Secured Credit Facility. Any restricted payments in excess of $10,000,000 would require an equal prepayment of the Company’s Senior Secured Credit Facility.

At April 2, 2005, the Company had consolidated unrestricted cash and cash equivalents of approximately $74,700,000 as compared to approximately $95,000,000 at December 31, 2004. The Company’s debt to equity ratio was approximately 3.2:1 at April 2, 2005 as compared to approximately 3.3:1 at December 31, 2004. The reduction in the ratio was primarily due to the net decrease in indebtedness discussed above and an increase in stockholder’s investment, primarily as a result of net earnings for the first quarter of 2005.

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

As of April 2, 2005, approximately $16,800,000 of letters of credit have been issued as additional security for (1) approximately $4,100,000 relating to leases outstanding for certain of the Company’s manufacturing facilities, (2) approximately $11,000,000 of letters of credit have been issued as additional security for certain of the Company’s insurance programs and (3) approximately $1,700,000 of letters of credit have been issued as additional security for certain of the subsidiaries purchases and other requirements.

The company and its subsidiaries have entered into a number of operating lease obligations, purchase obligations and have guaranteed certain obligations of various third parties. No significant changes in these obligations have occurred since December 31, 2004.

Unrestricted cash and cash equivalents decreased from approximately $95,000,000 at December 31, 2004 to approximately $74,700,000 at April 2, 2005, in part, to partially fund increases in working capital at the Company’s subsidiaries. The Company has classified as restricted in the accompanying consolidated balance sheet certain investments that are not fully available for use in its operations. At April 2, 2005, approximately $6,962,000 (all of which is included in long-term assets) of investments is held primarily as collateral to fund construction costs of an addition to a facility within the Company’s Air Conditioning and Heating Products Segment, as well as for insurance and letter of credit requirements.

Capital expenditures were approximately $5,600,000 (of which approximately $1,900,000 was financed under a capital lease) in the first three months of 2005 as compared to approximately $4,900,000 in the first three months of 2004. Capital expenditures were approximately $25,300,000 for the year ended December 31, 2004 and are expected to be between $40,000,000 and $45,000,000 in 2005. Under the Company’s Senior Secured Credit Facility, capital expenditures are limited to approximately $48,500,000 in 2005.

The Company’s working capital increased from approximately $284,100,000 at December 31, 2004 to approximately $289,000,000 at April 2, 2005, while the Company’s current ratio remained unchanged at 1.9:1 at April 2, 2005 as compared to December 31, 2004. This increase in working capital was primarily as a result of the first quarter 2005 cash flow from operating activities invested in seasonal subsidiary needs for increased levels of accounts receivable and inventory as discussed below.
Accounts receivable increased approximately $14,900,000 or approximately 6.6%, between December 31, 2004 and April 2, 2005, while net sales increased approximately $34,200,000 or approximately 8.5% in the first quarter of 2005 as compared to the fourth quarter of 2004. These increases are primarily a result of increased sales levels and timing of cash collections. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on April 2, 2005 as compared to December 31, 2004. The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in the first quarter of 2005.

Inventories increased approximately $16,000,000 or approximately 7.8%, between December 31, 2004 and April 2, 2005, primarily as a result of increases in products sold to customers serving the residential site built market within the HVAC segment in anticipation of increased seasonal customer demand in the second quarter and increases in inventory levels in the Residential Building Products Segment, in part, due to strong demand of certain product categories.

Accounts payable increased approximately $20,000,000 or approximately 14.6%, between December 31, 2004 and April 2, 2005 due primarily to increased inventory levels and timing of payments.

Changes in certain working capital accounts, as noted above, between April 2, 2005 and December 31, 2004, differ from the changes reflected in the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the three preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Unrestricted cash and cash equivalents decreased approximately $20,206,000 and approximately $36,903,000 from December 31, 2004 to April 2, 2005 and from December 31, 2003 to April 3, 2004, respectively, principally as a result of the following:

	Condensed Consolidated
	Cash Flows (*)
	For the three months ended
	Post-	Pre-
	Acquisition	Acquisition
	April 2, 2005	April 3, 2004
	(Amounts in thousands)
Operating Activities:
Cash flow from operations, net	$29,177	$(19,994)
Increase in accounts receivable, net	(17,313)	(29,778)
Increase in inventories	(17,036)	(17,334)
Decrease in prepaids and other current assets	612	10,349
Increase in net assets of discontinued operations	---	(3,162)
Increase in accounts payable	21,753	35,387
(Decrease) / Increase in accrued expenses and taxes	(31,664)	11,553
Investing Activities:
Capital expenditures	(3,683)	(4,904)
Net cash paid for businesses acquired	---	(16,500)
Proceeds from the sale of discontinued businesses	---	519,153
Proceeds from the sale of property and equipment	5,830	151
Financing Activities:
Decrease in borrowings, net	(3,094)	(633)
Sale of Floating Rate Notes	---	196,000
Redemption of Senior Notes	---	(716,700)
Other, net	(4,788)	(491)
	$(20,206)	$(36,903)

(*)
Summarized from the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for the first quarter ended April 2, 2005 and April 3, 2004 (see the Unaudited Financial Statements included elsewhere herein).

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

Company management uses EBITDA as a supplementary non-GAAP liquidity measure to allow the Company to evaluate its operating units cash-generating ability to fund income tax payments, corporate overhead, capital expenditures and increases in working capital. EBITDA is also used by management to allocate resources for growth among its businesses, to identify possible impairment charges, to evaluate the Company’s ability to service its debt and to raise capital for growth opportunities, including acquisitions. In addition, the Company uses EBITDA as a liquidity measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in the Company’s Credit Facility, note holders and Bond Rating agencies, among others, as a supplemental non-GAAP liquidity measure to assist them in their evaluation of the Company’s cash flow performance. The Company uses EBITDA in conjunction with traditional GAAP liquidity measures as part of its overall assessment of cash flow ability and therefore does not place undue reliance on EBITDA as its only measure of cash flow performance. The Company believes EBITDA is useful for both the Company and investors as it is a commonly used analytical measurement for assessing a company’s cash flow ability to service and/or incur additional indebtedness, which eliminates the impact of certain non-cash items such as depreciation and amortization. The Company believes that EBITDA is specifically relevant to the Company due to the Company’s leveraged position as well as the common use of EBITDA as a liquidity measure within the Company’s industries by lenders, investors, others in the financial community and peer group companies. The Company has included EBITDA as a supplemental liquidity measure, which should be evaluated by investors in conjunction with the traditional GAAP liquidity measures discussed earlier in this Liquidity and Capital Resources section for a complete evaluation of the Company’s cash flow performance.

The following table presents a reconciliation from net cash used in operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA:

	For the three months ended
	Post-	Pre-
	Acquisition	Acquisition
	April 2, 2005	April 3, 2004
	(Amounts in thousands)

Net cash used in operating activities *	$(18,652)	$(13,493)
Cash used by (provided from) working capital and
other long-term asset and liability changes	47,829	(6,501)
Deferred federal income tax provision
from continuing operations	(5,700)	(19,900)
Deferred federal income tax credit
from discontinued operations	---	18,100
Gain on sale of discontinued operations	---	122,700
Gain on sale of fixed assets	280	10
Non-cash interest expense, net	(1,442)	(8,596)
Loss from debt retirement	---	(11,958)
Provision for income taxes
from continuing operations	6,300	2,100
Provision for income taxes
from discontinued operations	---	47,800
Interest expense from continuing operations	24,285	25,559
Interest expense from discontinued operations	---	4,587
Investment income from continuing operations	(400)	(944)
Investment income from discontinued operations	---	(29)
Depreciation expense from discontinued operations	---	1,176
Amortization expense from discontinued operations	---	203
EBITDA	$52,500	$160,814

*
Includes approximately $68,100,000 of earnings from discontinued operations for the three months ended April 3, 2004 (see Note F of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

EBITDA includes approximately $100,000 and $250,000 of stock based compensation charges recorded in the three months ended April 2, 2005 and April 3, 2004, respectively (see Notes A and G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

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

The Department of Energy announced on April 2, 2004 that effective January 26, 2006, the minimum seasonal energy efficiency rating for residential central air conditioners (“SEER”) will be raised to 13 SEER. The current minimum is 10 SEER. Approximately 97% of the Company’s residential central air conditioner sales are currently below the 13 SEER efficiency rating. The Company’s Air Conditioning and Heating Products Segment currently produces residential central air conditioners with a 13 SEER efficiency rating and continues to focus on product improvements including energy efficiency as part of its engineering and manufacturing efforts.

As of April 2, 2005, approximately 11.6% of the Company’s workforce was subject to various collective bargaining agreements. Collective bargaining agreements covering approximately 2.5% of the Company’s workforce expired in 2004, which are currently being renegotiated, and those covering an additional 6.8% will expire beginning in June through the end of 2005. As agreements expire, until negotiations are completed, it is not known whether the Company will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements or at all and without production interruptions, including labor stoppages.

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

There have been no significant changes in market risk from the December 31, 2004 disclosures included in the Company’s annual report on Form 10-K.

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

The Company has historically managed its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At April 2, 2005, approximately 48.6% of the carrying values of the Company’s long-term debt was at fixed interest rates.

B. Foreign Currency Risk

Sales and earnings derived from international markets and net assets within international markets are subject to, among others, the risks of currency fluctuations primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In the first quarter of 2005, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations, but may not be indicative of future results. The impact of foreign currency changes related to translation resulted in a decrease in stockholder’s investment of approximately $2,243,000 for the first quarter of 2005. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At April 2, 2005, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity pricing exposure. At April 2, 2005, the Company did not have any material outstanding commodity forward contracts.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits
The items marked with an asterisk are filed herewith.

*	31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	10.12
Nortek, Inc. Supplemental Executive Retirement Plan C Trust Agreement dated as of July 19, 2004 and the First Amendment to the Supplemental Executive Retirement Plan Trust Agreement C dated as of April 18, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.
(Registrant)

/s/ Almon C. Hall
Almon C. Hall,
Vice President and Chief
Financial Officer

May 10, 2005