Form 10-Q
period 2005-07-02
NORTEK INC
filed 2005-08-05
CIK 1216596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________

FORM 10-Q
__________

                              (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

The number of shares of Common Stock outstanding as of August 4, 2005 was 3,000.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands, except per share data)

	July 2,	December 31,
	2005	2004
Assets
Current Assets:
Unrestricted cash and cash equivalents	$74,245	$94,955
Restricted cash and cash equivalents	468	---
Accounts receivable, less allowances of $5,684 and $5,467	284,233	225,706
Inventories:
Raw materials	70,677	72,166
Work in process	24,846	24,249
Finished goods	133,997	109,134
	229,520	205,549

Prepaid expenses	11,349	8,596
Other current assets	29,179	26,126
Prepaid income taxes	25,728	34,663
Current portion of receivable from affiliate	---	17,220
Total current assets	654,722	612,815

Property and Equipment, at Cost:
Land	8,418	8,683
Buildings and improvements	71,004	75,476
Machinery and equipment	133,107	124,644
	212,529	208,803
Less accumulated depreciation	18,561	7,713
Total property and equipment, net	193,968	201,090

Other Assets:
Goodwill	1,309,067	1,295,105
Intangible assets, less accumulated amortization of $17,041 and $8,436	100,776	110,715
Deferred debt expense	39,325	41,741
Long-term portion of receivable from affiliate	16,628	16,088
Restricted investments and marketable securities	4,973	8,605
Other assets	8,124	11,154
	1,478,893	1,483,408
	$2,327,583	$2,297,313

Liabilities and Stockholder’s Investment

Current Liabilities:
Notes payable and other short-term obligations	$7,481	$5,364
Current maturities of long-term debt	10,555	14,414
Accounts payable	167,886	137,343
Accrued expenses and taxes, net	167,474	171,591
Total current liabilities	353,396	328,712

Other Liabilities:
Deferred income taxes	16,995	32,737
Other	163,382	168,708
	180,377	201,445

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	1,347,788	1,350,210

Stockholder’s Investment:
Common stock, $0.01 par value, authorized 3,000 shares;
3,000 issued and outstanding at July 2, 2005 and December 31, 2004	---	---
Additional paid-in capital	414,265	410,581
Retained earnings (accumulated deficit)	29,300	(2,700)
Accumulated other comprehensive income	2,457	9,065
Total stockholder's investment	446,022	416,946
Total Liabilities and Stockholder's Investment:	$2,327,583	$2,297,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended
	Post-	Pre-
	Acquisition	Acquisition
	July 2, 2005	July 3, 2004
	(Amounts in thousands)

Net Sales	$498,860	$446,012

Costs and Expenses:
Cost of products sold	350,406	314,804
Selling, general and administrative expense	84,987	80,781
Amortization of intangible assets	4,385	3,540
	439,778	399,125
Operating earnings	59,082	46,887
Interest expense	(25,144)	(18,422)
Investment income	362	335
Earnings from continuing operations
before provision for income taxes	34,300	28,800
Provision for income taxes	13,000	11,700
Earnings from continuing operations	21,300	17,100
Loss from discontinued operations	---	(1,200)
Net earnings	$21,300	$15,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Six Months Ended
	Post-	Pre-
	Acquisition	Acquisition
	July 2, 2005	July 3, 2004
	(Amounts in thousands)

Net Sales	$932,978	$851,024

Costs and Expenses:
Cost of products sold	659,865	601,686
Selling, general and administrative expense	164,428	153,929
Amortization of intangible assets	8,718	6,849
	833,011	762,464
Operating earnings	99,967	88,560
Interest expense	(49,429)	(43,981)
Loss from debt retirement	---	(11,958)
Investment income	762	1,279
Earnings from continuing operations
before provision for income taxes	51,300	33,900
Provision for income taxes	19,300	13,800
Earnings from continuing operations	32,000	20,100
Earnings from discontinued operations	---	66,900
Net earnings	$32,000	$87,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended
	Post-	Pre-
	Acquisition	Acquisition
	July 2, 2005	July 3, 2004
	(Amounts in thousands)

Cash Flows from operating activities:
Net earnings from continuing operations	$32,000	$20,100
Earnings from discontinued operations	---	66,900
Net earnings	32,000	87,000

Adjustments to reconcile net earnings
to net cash provided by (used in) operating activities:
Depreciation and amortization expense, including
amortization of purchase price allocated to inventory	22,707	19,862
Non-cash interest expense, net	2,727	18,340
Non-cash stock based compensation	158	5,241
Loss from debt retirement	---	11,958
Gain on the sale of discontinued operations	---	(122,700)
Gain on sale of fixed assets	(506)	---
Deferred federal income tax (credit) provision from
continuing operations	(6,445)	9,800
Deferred federal income tax credit from
discontinued operations	---	(18,500)
Changes in certain assets and liabilities, net of
effects from acquisitions and dispositions:
Accounts receivable, net	(60,602)	(48,357)
Inventories	(23,964)	(38,057)
Prepaids and other current assets	(7,825)	4,895
Net assets of discontinued operations	---	(3,496)
Accounts payable	31,844	45,937
Accrued expenses and taxes	18,326	(689)
Long-term assets, liabilities and other, net	(5,206)	(1,892)
Total adjustments to net earnings	(28,786)	(117,658)
Net cash provided by (used in) operating activities	$3,214	$(30,658)

Cash Flows from investing activities:
Capital expenditures	$(9,238)	$(9,616)
Net cash paid for businesses acquired	(13,400)	(16,500)
Purchase of investments and marketable securities	---	(5,000)
Proceeds from the sale of discontinued businesses	---	520,138
Proceeds from the sale of property and equipment	6,084	---
Change in restricted cash and investments	(275)	(111)
Other, net	(906)	(163)
Net cash (used in) provided by investing activities	(17,735)	488,748
Cash Flows from financing activities:
Change in borrowings, net	(5,983)	(4,011)
Sale of Floating Rate Notes	---	196,000
Redemption of Senior Notes	---	(716,700)
Other, net	(206)	63
Net cash used in financing activities	(6,189)	(524,648)
Net decrease in unrestricted cash and
cash equivalents	(20,710)	(66,558)
Unrestricted cash and cash equivalents at the
beginning of the period	94,955	194,120
Unrestricted cash and cash equivalents at the
end of the period	$74,245	$127,562

Supplemental disclosure of cash flow information:

Interest paid	$47,370	$47,816

Income taxes paid, net	$5,483	$41,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE THREE MONTHS ENDED JULY 3, 2004
(Dollar amounts in thousands)

	Former Nortek	Former Nortek
	Holdings	Holdings			Accumulated
	Series B	Class A	Additional		Other
	Preference	Common	Paid in	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Income (Loss)
Balance, April 3, 2004	$8,130	$397	$173,217	$71,100	$16,202	$ ---
Net earnings	---	---	---	15,900	---	15,900
Other comprehensive income (loss):
Currency translation adjustment	---	---	---	---	(511)	(511)
Comprehensive income						$15,389
Stock based compensation	---	---	4,269	---	---
Balance, July 3, 2004	$8,130	$397	$177,486	$87,000	$15,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE SIX MONTHS ENDED JULY 3, 2004
(Dollar amounts in thousands)

	Former Nortek	Former Nortek
	Holdings	Holdings			Accumulated
	Series B	Class A	Additional		Other
	Preference	Common	Paid in	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Income (Loss)
Balance, December 31, 2003	$8,130	$397	$172,244	$ ---	$19,437	$ ---
Net earnings	---	---	---	87,000	---	87,000
Other comprehensive income (loss):
Currency translation adjustment	---	---	---	---	(3,761)	(3,761)
Unrealized decline in the fair value of
marketable securities	---	---	---	---	(3)	(3)
Minimum pension liability, net of tax of $10	---	---	---	---	18	18
Comprehensive income						$83,254
Stock based compensation	---	---	5,242	---	---
Balance, July 3, 2004	$8,130	$397	$177,486	$87,000	$15,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE THREE MONTHS ENDED JULY 2, 2005
(Dollar amounts in thousands)

			Accumulated
	Additional		Other
	Paid in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income (Loss)	Income (Loss)
Balance, April 2, 2005	$413,923	$8,000	$6,816	$ ---
Net earnings	---	21,300	---	21,300
Other comprehensive income (loss):
Currency translation adjustment	---	---	(4,372)	(4,372)
Unrealized appreciation in the fair value of
marketable securities	---	---	13	13
Comprehensive income				$16,941
Capital contribution from parent	263	---	---
Stock based compensation	79	---	---
Balance, July 2, 2005	$414,265	$29,300	$2,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE SIX MONTHS ENDED JULY 2, 2005
(Dollar amounts in thousands)

		Retained	Accumulated
	Additional	Earnings	Other
	Paid in	(Accumulated	Comprehensive	Comprehensive
	Capital	Deficit)	Income (Loss)	Income (Loss)
Balance, December 31, 2004	$410,581	$(2,700)	$9,065	$ ---
Net earnings	---	32,000	---	32,000
Other comprehensive income (loss):
Currency translation adjustment	---	---	(6,615)	(6,615)
Unrealized appreciation in the fair value of
marketable securities	---	---	7	7
Comprehensive income				$25,392
Capital contribution from parent	3,526	---	---
Stock based compensation	158	---	---
Balance, July 2, 2005	$414,265	$29,300	$2,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JULY 2, 2005 AND JULY 3, 2004

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

The Company recorded stock-based compensation charges in continuing operations of approximately $100,000 and $200,000 for the second quarter and first six months ended July 2, 2005, respectively, and approximately $3,100,000 and $3,300,000 for the second quarter and first six months ended July 3, 2004, respectively, in accordance with SFAS No. 123. Included in these amounts are stock-based employee compensation charges of approximately $2,800,000 recorded in the second quarter of 2004 related to the accelerated vesting and achievement of the performance criteria for a portion of the Company’s outstanding Class B stock options. A portion of this expense has been allocated to the Company’s reporting segments for all periods presented and a portion has been recorded in Unallocated (see Note G). In addition, the Company recorded stock-based employee compensation charges in discontinued operations of approximately $1,200,000 and $1,900,000 in the second quarter and first six months ended July 3, 2004, respectively, relating to the accelerated vesting and achievement of the performance criteria for a portion of the Company’s outstanding Class A and B stock options, which were retained by employees of the discontinued operations (see Note F).

In connection with the THL Transaction, certain employees and consultants received approximately 21,184 C-1 units and approximately 42,368 C-2 units, which represent equity interests in THL-Nortek Investors, LLC (“Investors LLC”) that function similar to stock options. During the second quarter of 2005, approximately 1,500 C-1 units and approximately 3,000 C-2 units were granted to one of the Company’s officers. The C-1 units vest pro rata on a quarterly basis over a three-year period and approximately 5,289 and 1,758 were vested at July 2, 2005 and December 31, 2004, respectively. The total stock-based employee compensation charge associated with the C-1 units is approximately $1,000,000, which is being amortized pro rata over the three-year vesting period. Approximately $737,000 remains to be amortized at July 2, 2005. The C-2 units only vest in the event that certain performance-based criteria, as defined, are met. As of July 2, 2005, there was approximately $1,600,000 of unamortized stock-based employee compensation with respect to the C-2 units, which will be amortized in the event that it becomes probable that the C-2 units or any portion thereof will vest. The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS No. 95”). The accounting for share-based payments under SFAS No. 123R is similar to the approach described in SFAS No. 123, however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and pro-forma disclosure is no longer an alternative to financial statement recognition. The provisions of SFAS No. 123R will be effective for nonpublic entities in fiscal years beginning after December 15, 2005, subject to limitations, with earlier adoption encouraged. The Company is currently evaluating the impact of adopting SFAS No. 123R on its consolidated financial statements.

(B)
On July 15, 2004, THL Buildco Holdings, Inc. (“THL Buildco Holdings”) and THL Buildco, Inc. (“THL Buildco”), newly formed Delaware corporations affiliated with Thomas H. Lee Partners L.P., entered into a stock purchase agreement with the owners of Nortek Holdings, Inc., Nortek’s former parent company (referred to herein as “the former Nortek Holdings”), which included affiliates of Kelso & Company, L.P. (“Kelso”) and certain members of the Company’s management, pursuant to which THL Buildco agreed to purchase all the outstanding capital stock of the former Nortek Holdings. Prior to the completion of the THL Transaction described below, Nortek was a wholly-owned direct subsidiary of the former Nortek Holdings and THL Buildco was a wholly-owned direct subsidiary of THL Buildco Holdings.

On August 27, 2004, THL Buildco purchased all of the outstanding capital stock of the former Nortek Holdings pursuant to a stock purchase agreement in a transaction valued at approximately $1,740,000,000 (the “Acquisition”). Immediately upon the completion of the Acquisition, THL Buildco was merged with and into the former Nortek Holdings with the former Nortek Holdings continuing as the surviving corporation. The former Nortek Holdings was then merged with and into Nortek with Nortek continuing as the surviving corporation and a wholly-owned subsidiary of THL Buildco Holdings. THL Buildco Holdings was then renamed Nortek Holdings, Inc. (“Nortek Holdings”). Nortek Holdings is wholly-owned by NTK Holdings, Inc. (“NTK Holdings”), which is wholly-owned by Investors LLC, a Delaware limited liability company. In connection with the Acquisition, members of Nortek management reinvested a portion of their equity interest in the former Nortek Holdings for an equity interest in Investors LLC and interests in a deferred compensation plan established by Nortek Holdings (the Acquisition and the above events are collectively referred to herein as the “THL Transaction”).

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

In connection with accounting for the purchase price for the Acquisition, Nortek recorded a deferred tax benefit of approximately $32,550,000 representing the tax benefit related to the deferred compensation plan of Nortek Holdings. At July 2, 2005 the deferred tax benefit was approximately $16,628,000 (all of which is recorded as a long-term asset) and at December 31, 2004 the deferred tax benefit was approximately $33,308,000 (of which approximately $17,220,000 and $16,088,000 is recorded as a current and long-term asset, respectively). The deferred tax benefits are classified as current and long-term receivables from affiliate on the Company’s accompanying unaudited condensed consolidated balance sheet.

Beginning on August 28, 2004, the Company accounted for the Acquisition as a purchase in accordance with the provisions of SFAS No. 141, “Business Combinations” (“SFAS No. 141”), Emerging Issue Task Force (“EITF”) Issue No. 88-16, “Basis in Leveraged Buyout Transactions”, (“EITF 88-16”) and SEC Staff Accounting Bulletin (“SAB”) No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances” (“SAB No. 54”), which resulted in a new valuation for the assets and liabilities of the Company and its subsidiaries based upon fair values as of the date of the Acquisition. SFAS No. 141 requires the Company to establish a new basis for its assets and liabilities based on the amount paid for its ownership at August 27, 2004. In accordance with EITF 88-16, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at carryover basis for continuing investors. As a result, the assets and liabilities are assigned new values, which are part Pre-Acquisition cost and part fair value, in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and the new interests acquired by the affiliates of Thomas H. Lee Partners L.P. Accordingly, the Company’s ownership basis (including the fair value of options rolled over by the management investors) is reflected in the Company’s consolidated financial statements beginning upon completion of the Acquisition. The purchase price for the equity of Nortek of approximately $743,154,000 was allocated to the assets and liabilities based on their relative fair values and approximately $409,716,000 was recorded in Stockholder’s Investment representing the ownership interest of Nortek’s equity holders upon completion of the Acquisition, net of a deemed dividend of approximately $63,879,000.

During the first six months ended July 2, 2005, the Company recorded approximately $300,000 of amortization of excess purchase price allocated to inventory related to the Acquisition as a non-cash charge to cost of goods sold.

The following reflects the unaudited pro forma effect of the Acquisition on continuing operations for the periods presented below:

	Pro Forma for the Period
	April 4, 2004 - July 3, 2004	Jan. 1, 2004 - July 3, 2004	Jan. 1, 2004 - Aug. 27, 2004
	(Amounts in thousands)

Net sales	$446,012	$851,024	$1,117,860
Operating earnings	$45,326	$81,383	$108,852
Earnings from continuing operations	$12,617	$20,961	$27,450

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

The following table presents a summary of the activity in goodwill for continuing operations and discontinued operations for the six months ended July 2, 2005, the period from August 28, 2004 to December 31, 2004 and the period from January 1, 2004 to August 27, 2004.

	Continuing	Discontinued
	Operations	Operations	Total
	(Amounts in thousands)

Balance as of December 31, 2003	$675,846	$222,194	$898,040
Acquisitions during the period from January 1, 2004 to August 27, 2004	6,841	---	6,841
Dispositions	---	(222,194)	(222,194)
Purchase accounting adjustments	(3,229)	---	(3,229)
Impact of foreign currency translation	1	---	1
Balance as of August 27, 2004	679,459	---	679,459
Effect of the Acquisition	607,053	---	607,053
Acquisitions during the period from August 28, 2004 to December 31, 2004	8,805	---	8,805
Purchase accounting adjustments	(2,005)	---	(2,005)
Impact of foreign currency translation	1,793	---	1,793
Balance as of December 31, 2004	1,295,105	---	1,295,105
Acquisitions during the six months ended July 2, 2005	11,525	---	11,525
Purchase accounting adjustments	3,204	---	3,204
Impact of foreign currency translation	(767)	---	(767)
Balance as of July 2, 2005	$1,309,067	$ ---	$1,309,067

Goodwill associated with the Acquisition, as well as acquisitions (see Note D), above will not be deductible for income tax purposes. Purchase accounting adjustments relate principally to final revisions resulting from the completion of fair value adjustments and adjustments to deferred income taxes that impact goodwill.

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

On March 1, 2004, Nortek completed the sale of $200,000,000 of Floating Rate Notes due 2010 (the “Floating Rate Notes”), which were subsequently redeemed on August 28, 2004 in connection with the Acquisition (see Note B). Nortek used the net proceeds of approximately $196,000,000 from the sale of the Floating Rate Notes, together with existing cash on hand, to fund the redemption of the 8 7/8% Notes.

The open market purchases and the redemption of the Floating Rate Notes, the 9 1/4% Notes, the 9 1/8% Notes and the 8 7/8% Notes noted above resulted in a pre-tax loss of approximately $11,958,000 which was recorded in the first quarter of 2004, based upon the difference between the respective redemption prices indicated above and the estimated carrying values at redemption.

Interest expense in the first six months ended July 3, 2004 includes duplicative interest arising during the waiting period from the call for redemption to the date of redemption of the 8 7/8% Notes, as during that period the Floating Rate Notes, whose proceeds were used to refinance the 8 7/8% Notes, were also outstanding.

At July 2, 2005, approximately $49,400,000 was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive loan agreement, the Company’s Senior Secured Credit Facility. Any restricted payments in excess of $10,000,000 would require an equal prepayment of the Company’s Senior Secured Credit Facility.

(D)
On June 13, 2005, the Company, through its wholly-owned subsidiary Nordyne Inc. (“Nordyne”), acquired International Marketing Supply, Inc. (“IMS”) for approximately $5,000,000, utilizing approximately $4,500,000 of cash on hand and issuing an unsecured promissory note in the amount of approximately $500,000. IMS is located in Miami, FL and sells heating, ventilation and air-conditioning equipment to Latin America.

On April 26, 2005, the Company, through its indirect wholly-owned subsidiary, Linear LLC (“Linear”), acquired Panamax for approximately $11,750,000 (utilizing approximately $9,500,000 of cash on hand and issuing an unsecured promissory note in the amount of approximately $2,250,000) plus an earn-out based upon the earnings of Panamax for 2005 which is capped at approximately $4,250,000. Panamax is located in Petaluma, CA and manufactures and designs innovative power conditioning and surge protection products that prevent loss or damage of home and small business equipment due to power disturbances.

On December 17, 2004, the Company, through Linear, acquired M&S Systems, LP (“M&S”), located in Dallas, TX, for approximately $16,400,000 in cash. M&S is a manufacturer and designer of distributed audio and communication equipment, speakers and central vacuum systems.

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

Acquisitions contributed approximately $11,200,000, $1,200,000 and $100,000 to net sales, operating earnings and depreciation and amortization expense, respectively, for the second quarter ended July 2, 2005 and contributed approximately $23,400,000, $1,700,000 and $200,000 to net sales, operating earnings and depreciation and amortization expense, respectively, for the first six months ended July 2, 2005. Panamax, M&S and OmniMount are included in the Residential Building Products Segment in the Company’s segment reporting, while IMS is included in the Air Conditioning and Heating Products Segment in the Company’s segment reporting.

Acquisitions are accounted for as purchases and accordingly have been included in the Company’s consolidated results of operations since the acquisition date. For recent acquisitions, the Company has made preliminary estimates of the fair value of the assets and liabilities of the acquired companies, including intangible assets and property and equipment, as of the date of acquisition, utilizing information available at the time that the Company’s Unaudited Financial Statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. The Company is in the process of obtaining appraisals of intangible assets and property and equipment and finalizing the integration of the acquired companies, which are expected to be completed in the second half of 2005.

On July 15, 2005, the Company acquired the assets and certain liabilities of Niles Audio Corporation (“Niles”) for an initial purchase price of approximately $75,400,000. In connection with the acquisition of Niles, the Company utilized approximately $40,400,000 of cash on hand, borrowed approximately $25,000,000 against the U.S. portion of its revolving credit facility (which effectively reduced its borrowing availability by such amount) and issued an unsecured promissory note in the amount of approximately $10,000,000. As this transaction occurred on July 15, 2005, amounts prior to July 15, 2005 do not include the effect of the Niles acquisition. Niles is located in Miami, FL and manufactures and designs products that provide customers with innovative solutions for whole-house distribution and integration of audio and video systems, including speakers, receivers, amplifiers, automation devices, controls and accessories. For the year ended December 31, 2004, Niles had net sales, operating earnings and depreciation and amortization expense of approximately $50,000,000, $8,500,000 and $500,000, respectively.

Pro forma results related to the acquisitions noted herein have not been presented, as the effect is not significant to the Company’s consolidated operating results.

(E)        The operating results of the Air Conditioning and Heating Products Segment for the second quarter and first six months ended July 3, 2004 include approximately $600,000 and $1,900,000, respectively, of costs associated with the closure of certain manufacturing facilities (see Note J).

Operating results for the second quarter and first six months ended July 2, 2005 include a non-cash foreign exchange loss of approximately $900,000 and $1,400,000, respectively, on certain intercompany debt between the Company’s subsidiaries. Operating results for the second quarter ended July 3, 2004 include a non-cash foreign exchange gain of approximately $100,000 and operating results for the first six months ended July 3, 2004 include a non-cash foreign exchange loss of approximately $500,000 on certain intercompany debt between the Company’s subsidiaries. A portion of this expense has been allocated to the Company’s reporting segments for all periods presented (see Note G).

Operating results for the first six months ended July 2, 2005 include a gain of approximately $1,400,000 from the settlement of certain obligations of former subsidiaries (see Note I).

During the second quarter and first six months ended July 2, 2005 the Company recorded a pre-tax charge to continuing operations of approximately $100,000 and $200,000, respectively, for compensation expense related to stock options issued to employees, officers and directors in accordance with SFAS No. 123. During the second quarter and first six months ended July 3, 2004 the Company recorded a pre-tax charge to continuing operations of approximately $3,100,000 and $3,300,000, respectively, for compensation expense related to stock options issued to employees, officers and directors in accordance with SFAS No. 123 (see Note A). A portion of this expense has been allocated to the Company’s reporting segments for all periods presented (see Note G).

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

The Company allocates interest to dispositions that qualify as a discontinued operation for debt instruments which are entered into specifically and solely with the entity disposed of and for debt which is settled with proceeds received from the disposition. Interest allocated to discontinued operations, included in interest expense, net in the table below, was approximately $2,800,000 (net of taxes of approximately $1,600,000) for the first six months ended July 3, 2004.

The sale of La Cornue and Ply Gem and the related operating results have been excluded from earnings from continuing operations and are classified as discontinued operations for all periods presented.

The table that follows presents a summary of the results of discontinued operations for the second quarter and first six months ended July 3, 2004:

	Pre-Acquisition
	For the Three	For the Six
	Months Ended	Months Ended
	July 3, 2004	July 3, 2004
	(Amounts in thousands)

Net sales	$2,400	$45,400

Operating loss of discontinued operations *	$(1,495)	$(3,737)
Interest expense, net	(5)	(4,563)
Loss before income tax benefit	(1,500)	(8,300)
Income tax benefit	(300)	(2,900)
Loss from discontinued operations	(1,200)	(5,400)

Gain on sale of discontinued operations	---	122,700
Income tax provision on sale of discontinued operations	---	50,400
	---	72,300

(Loss) earnings from discontinued operations	$(1,200)	$66,900

Depreciation and amortization expense	$26	$1,405

*	Operating loss of discontinued operations are net of Ply Gem corporate expenses, which were previously included within Unallocated in the Company’s segment reporting.

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

Unaudited net sales, operating earnings and pre-tax earnings from continuing operations for the Company’s segments for the three months ended July 2, 2005 and July 3, 2004 were as follows:

	For the Three Months Ended
	Post-	Pre-
	Acquisition	Acquisition
	July 2, 2005	July 3, 2004
	(Amounts in thousands)

Net sales:
Residential building products	$278,928	$243,246
Air conditioning and heating products	219,932	202,766
Consolidated net sales	$498,860	$446,012

Operating earnings:
Residential building products *	$45,946	$41,931
Air conditioning and heating products *	20,434	16,218
Subtotal	66,380	58,149
Unallocated:
Stock based compensation charges	(100)	(2,100)
Foreign exchange loss on intercompany debt	(200)	---
Other, net	(6,998)	(9,162)
Consolidated operating earnings	59,082	46,887
Interest expense	(25,144)	(18,422)
Investment income	362	335
Earnings before provision
for income taxes	$34,300	$28,800

*
The operating results of the Residential Building Products Segment for the second quarter ended July 2, 2005 and July 3, 2004 include a non-cash foreign exchange loss of approximately $600,000 and a non-cash foreign exchange gain of approximately $100,000, respectively, on certain intercompany debt between the Company’s subsidiaries. The operating results of the Residential Building Products Segment for the second quarter ended July 3, 2004 also include approximately $600,000 of stock-based compensation charges (see Note A).

The operating results of the Air Conditioning and Heating Products Segment for the second quarter ended July 2, 2005 include a non-cash foreign exchange loss of approximately $100,000 on certain intercompany debt between the Company’s subsidiaries. The operating results of the Air Conditioning and Heating Products Segment for the second quarter ended July 3, 2004 include approximately $600,000 of costs associated with the closure of certain manufacturing facilities (see Note J) and approximately $400,000 of stock-based compensation charges (see Note A).

Unaudited net sales, operating earnings and pre-tax earnings from continuing operations for the Company’s segments for the first six months ended July 2, 2005 and July 3, 2004 were as follows:

	For the Six Months Ended
	Post-	Pre-
	Acquisition	Acquisition
	July 2, 2005	July 3, 2004
	(Amounts in thousands)

Net sales:
Residential building products	$539,952	$477,336
Air conditioning and heating products	393,026	373,688
Consolidated net sales	$932,978	$851,024

Operating earnings:
Residential building products *	$83,639	$82,097
Air conditioning and heating products *	27,773	25,290
Subtotal	111,412	107,387
Unallocated:
Stock based compensation charges	(200)	(2,300)
Foreign exchange loss on intercompany debt	(300)	(200)
Gain on legal settlement	1,400	---
Other, net	(12,345)	(16,327)
Consolidated operating earnings	99,967	88,560
Interest expense	(49,429)	(43,981)
Loss from debt retirement	---	(11,958)
Investment income	762	1,279
Earnings before provision
for income taxes	$51,300	$33,900

*
The operating results of the Residential Building Products Segment for the first six months ended July 2, 2005 and July 3, 2004 include a non-cash foreign exchange loss of approximately $1,000,000 and $300,000, respectively, on certain intercompany debt between the Company’s subsidiaries. The operating results of the Residential Building Products Segment for the first six months ended July 3, 2004 also include approximately $600,000 of stock-based compensation charges (see Note A).

The operating results of the Air Conditioning and Heating Products Segment for the first six months ended July 2, 2005 include a non-cash foreign exchange loss of approximately $100,000 on certain intercompany debt between the Company’s subsidiaries. The operating results of the Air Conditioning and Heating Products Segment for the first six months ended July 3, 2004 include approximately $1,900,000 of costs associated with the closure of certain manufacturing facilities (see Note J) and approximately $400,000 of stock-based compensation charges (see Note A).

Unaudited depreciation expense, amortization of intangible assets and purchase price allocated to inventory and capital expenditures from continuing operations for the Company’s segments for the three months ended July 2, 2005 and July 3, 2004 were as follows:

	For the Three Months Ended
	Post-	Pre-
	Acquisition	Acquisition
	July 2, 2005	July 3, 2004
	(Amounts in thousands)

Depreciation Expense:
Residential building products	$3,340	$3,653
Air conditioning and heating products	3,168	3,126
Other	199	223
Consolidated depreciation expense	$6,707	$7,002

Amortization of intangible assets and
purchase price allocated to inventory *:
Residential building products	$3,464	$2,728
Air conditioning and heating products	797	870
Other	124	---
Consolidated amortization expense and
purchase price allocated to inventory	$4,385	$3,598

Capital Expenditures:
Residential building products	$2,334	$2,370
Air conditioning and heating products	4,796	2,318
Other	19	24
Consolidated capital expenditures	$7,149	$4,712

* During the second quarter ended July 3, 2004 the Company reflected in the Residential Building Products Segment amortization of approximately $100,000 of excess purchase price allocated to inventory as a non-cash charge to cost of products sold.

Unaudited depreciation expense, amortization of intangible assets and purchase price allocated to inventory and capital expenditures from continuing operations for the Company’s segments for the first six months ended July 2, 2005 and July 3, 2004 were as follows:

	For the Six Months Ended
	Post-	Pre-
	Acquisition	Acquisition
	July 2, 2005	July 3, 2004
	(Amounts in thousands)

Depreciation Expense:
Residential building products	$6,768	$6,459
Air conditioning and heating products	6,366	6,028
Other	424	305
Consolidated depreciation expense	$13,558	$12,792

Amortization of intangible assets and
purchase price allocated to inventory *:
Residential building products	$7,300	$5,376
Air conditioning and heating products	1,600	1,694
Other	249	---
Consolidated amortization expense and
purchase price allocated to inventory	$9,149	$7,070

Capital Expenditures:
Residential building products	$4,781	$4,799
Air conditioning and heating products	7,677	4,475
Other	226	342
Consolidated capital expenditures	$12,684	$9,616

* During the first six months ended July 2, 2005 and July 3, 2004 the Company reflected in the Residential Building Products Segment amortization of approximately $400,000 and $200,000, respectively, of excess purchase price allocated to inventory as a non-cash charge to cost of products sold.

(H)
The Company provides income taxes on an interim basis based upon the estimated annual effective income tax rate. The following reconciles the federal statutory income tax rate to the estimated effective tax rate of approximately 37.6% and 40.7% for the first six months ended July 2, 2005 and July 3, 2004:

	For the Six Months Ended
	Post-	Pre-
	Acquisition	Acquisition
	July 2, 2005	July 3, 2004
Income tax provision at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
State income tax provision, net of federal income tax effect	2.0	1.8
Tax effect resulting from foreign activities	0.1	1.6
Change in tax reserves	---	0.3
Non-deductible expenses	0.3	0.3
Other, net	0.2	1.7
Income tax provision at estimated effective rate	37.6%	40.7%

(I)
As of July 2, 2005, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $24,600,000 of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001. The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 (see Note F) and has recorded an estimated liability related to this indemnified guarantee of approximately $1,000,000 at July 2, 2005 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee. Should the buyer of the former subsidiary cease making payments then the Company may be required to make payments on its indemnification.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $13,400,000 at July 2, 2005 and $17,800,000 at December 31, 2004. Approximately $6,000,000 of short-term liabilities and approximately $7,400,000 of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheet at July 2, 2005 related to these indemnifications. In February 2005 the Company settled a portion of these obligations with a lump sum cash payment resulting in a reduction of approximately $1,400,000 in such liabilities, which was recorded as income in the Company’s unaudited condensed consolidated statement of operations for the first six months ended July 2, 2005 (see Note E). Approximately $12,600,000 of these indemnifications at July 2, 2005 relate to indemnifications provided to a buyer in connection with the sale of certain former subsidiaries, including Ply Gem (see Note F). Accordingly, the Company has included approximately $5,200,000 of short-term liabilities and approximately $7,400,000 of long-term liabilities in accrued expenses and other long-term liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheet at July 2, 2005 related to these indemnifications.

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

Changes in the Company’s unaudited combined short-term and long-term warranty liabilities during the three months ended July 2, 2005 and July 3, 2004 are as follows:

	For the Three Months Ended
	Post-	Pre-
	Acquisition	Acquisition
	July 2, 2005	July 3, 2004
	(Amounts in thousands)

Balance, beginning of period	$30,822	$29,378
Warranties provided during period	5,980	5,067
Settlements made during period	(4,950)	(4,240)
Changes in liability estimate, including acquisitions	109	211
Balance, end of period	$31,961	$30,416

Changes in the Company’s unaudited combined short-term and long-term warranty liabilities during the first six months ended July 2, 2005 and July 3, 2004 are as follows:

	For the Six Months Ended
	Post-	Pre-
	Acquisition	Acquisition
	July 2, 2005	July 3, 2004
	(Amounts in thousands)

Balance, beginning of period	$30,319	$29,087
Warranties provided during period	10,404	9,262
Settlements made during period	(9,121)	(7,828)
Changes in liability estimate, including acquisitions	359	(105)
Balance, end of period	$31,961	$30,416

The Company is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, product liability, warranty and modification and adjustment or replacement of component parts of units sold, which include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned. The Company has used various substances in its products and manufacturing operations which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

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

Within the Air Conditioning and Heating Products Segment, the Company, in the second quarter of 2003, initiated restructuring activities related to the closure of two facilities in St. Louis, MO, in order to relocate the operations to other facilities. The facilities currently support warehousing and distribution activities of the segment’s residential HVAC products. Since the initiation of these restructuring activities in 2003, a total of approximately 404 employees have been terminated to date and an additional approximate 34 employees are expected to be terminated during the third quarter of 2005. During the second quarter and first six months ended July 3, 2004 the Company provided approximately $600,000 and $1,900,000, respectively, in cost of goods sold related to liabilities incurred as a result of this restructuring. Two of the facilities to be closed are owned by the Company, one of which was sold on March 30, 2005.

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

	Employee Separation Expenses	Other		Total Restructuring Costs
	(Amounts in thousands)
	(Unaudited)

Balance at December 31, 2003	$1,638		$205	$1,843
Provision	71		1,219	1,290
Payments and asset write downs	(1,139)		(1,420)	(2,559)
Balance at April 3, 2004	570		4	574
Provision	125		458	583
Payments and asset write downs	(202)		(462)	(664)
Balance at July 3, 2004	$493	$	---	$493

	Employee Separation Expenses	Other		Total Restructuring Costs
	(Amounts in thousands)
	(Unaudited)

Balance at December 31, 2004	$3,150		$30	$3,180
Payments and asset write downs	(454)		(30)	(484)
Other	(10)		---	(10)
Balance at April 2, 2005	2,686		---	2,686
Payments and asset write downs	(380)		---	(380)
Balance at July 2, 2005	$2,306	$	---	$2,306

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

Pension and profit sharing expense charged to operations aggregated approximately $3,200,000 and $3,700,000 for the second quarter ended July 2, 2005 and July 3, 2004, respectively, and approximately $6,800,000 and $7,900,000 for the first six months ended July 2, 2005 and July 3, 2004, respectively. The Company’s policy is to generally fund currently at least the minimum allowable annual contribution of its various qualified defined benefit plans. The Company expects to contribute approximately $5,000,000 to its defined benefit pension plans in 2005. As of July 2, 2005, approximately $1,600,000 of contributions has been made.

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the three months ended July 2, 2005 and July 3, 2004 consists of the following components:

	For the Three Months Ended
	Post-	Pre-
	Acquisition	Acquisition
	July 2, 2005	July 3, 2004
	(Amounts in thousands)

Service cost	$336	$298
Interest cost	2,220	2,316
Expected return on plan assets	(2,111)	(1,998)
Amortization of prior service cost	---	47
Recognized actuarial loss	5	8
Net periodic benefit cost	$450	$671

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the first six months ended July 2, 2005 and July 3, 2004 consists of the following components:

	For the Six Months Ended
	Post-	Pre-
	Acquisition	Acquisition
	July 2, 2005	July 3, 2004
	(Amounts in thousands)

Service cost	$675	$595
Interest cost	4,480	4,708
Expected return on plan assets	(4,258)	(4,064)
Amortization of prior service cost	---	96
Recognized actuarial loss	10	8
Net periodic benefit cost	$907	$1,343

The Company’s unaudited net periodic benefit cost for its subsidiary’s Post Retirement Health Benefit Plan for the three months ended July 2, 2005 and July 3, 2004 consists of the following components:

	For the Three Months Ended
	Post-	Pre-
	Acquisition	Acquisition
	July 2, 2005	July 3, 2004
	(Amounts in thousands)

Service cost	$110	$247
Interest cost	612	608
Recognized actuarial gain	---	(5)
Net periodic post retirement health benefit cost	$722	$850

The Company’s unaudited net periodic benefit cost for its subsidiary’s Post Retirement Health Benefit Plan for the first six months ended July 2, 2005 and July 3, 2004 consists of the following components:

	For the Six Months Ended
	Post-	Pre-
	Acquisition	Acquisition
	July 2, 2005	July 3, 2004
	(Amounts in thousands)

Service cost	$222	$501
Interest cost	1,231	1,237
Recognized actuarial gain	---	(11)
Net periodic post retirement health benefit cost	$1,453	$1,727

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. Based upon an analysis of plan provisions and prescription drug claims experience, it has been determined that the potential savings that the NuTone Retiree Medical Plan could realize as a result of the Act would be immaterial and the Company has not reflected any reduction in cost under FASB Staff Position No. FAS 106-2 as of July 2, 2005.

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

Consolidating financial information related to the Company, its guarantor subsidiaries and non-guarantor subsidiaries as of July 2, 2005 and July 3, 2004 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries. The “Parent” columns include the accounts of the former Nortek Holdings and Nortek for all applicable periods (see Note A).

Unaudited Condensed Consolidating Balance Sheet as of July 2, 2005

		Guarantor	Non-Guarantor			Nortek
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$59,712	$3,189	$11,344	$	---	$74,245
Restricted cash and cash equivalents	---	468	---		---	468
Accounts receivable, less allowances	---	219,326	64,907		---	284,233
Intercompany receivables (payables)	---	357	(357)		---	---
Inventories	---	189,154	40,366		---	229,520
Prepaid expenses	1,675	7,236	2,438		---	11,349
Other current assets	5,487	3,544	20,148		---	29,179
Prepaid income taxes	11,165	14,163	400		---	25,728
Total current assets	78,039	437,437	139,246		---	654,722
Property and Equipment, at Cost:
Total property and equipment, net	1,812	137,505	54,651		---	193,968
Other Long-term Assets:
Investment in subsidiaries and long-term
receivable from (to) subsidiaries	1,708,958	(22,531)	(57,784)		(1,628,643)	---
Goodwill	---	1,288,856	20,211		---	1,309,067
Intangible assets, less accumulated amortization	1,405	78,646	20,725		---	100,776
Long-term portion of receivable from affiliate	16,628	---	---		---	16,628
Other assets	45,895	4,724	1,803		---	52,422
Total other long-term assets	1,772,886	1,349,695	(15,045)		(1,628,643)	1,478,893
Total assets	$1,852,737	$1,924,637	$178,852		$(1,628,643)	$2,327,583

LIABILITIES AND STOCKHOLDER'S INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$500	$ ---	$6,981	$	---	$7,481
Current maturities of long-term debt	8,053	1,909	593		---	10,555
Accounts payable	512	106,918	60,456		---	167,886
Accrued expenses and taxes, net	29,416	110,104	27,954		---	167,474
Total current liabilities	38,481	218,931	95,984		---	353,396
Other Liabilities:
Deferred income taxes	(26,342)	27,437	15,900		---	16,995
Other long-term liabilities	69,592	84,121	9,669		---	163,382
	43,250	111,558	25,569		---	180,377
Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	1,324,984	22,756	48		---	1,347,788

Stockholder's investment	446,022	1,571,392	57,251		(1,628,643)	446,022
Total liabilities and stockholder's investment	$1,852,737	$1,924,637	$178,852		$(1,628,643)	$2,327,583

Unaudited Condensed Consolidating Balance Sheet as of December 31, 2004

			Guarantor	Non-Guarantor			Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations		Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents		$76,562	$2,313	$16,080	$	---	$94,955
Accounts receivable, less allowances		---	158,688	67,018		---	225,706
Intercompany receivables (payables)		---	2,141	(2,141)		---	---
Inventories		---	166,748	38,801		---	205,549
Prepaid expenses		(37)	6,820	1,813		---	8,596
Other current assets		5,510	4,515	16,101		---	26,126
Prepaid income taxes		20,100	14,163	400		---	34,663
Current portion of receivable from affiliate		17,220	---	---		---	17,220
Total current assets		119,355	355,388	138,072		---	612,815
Property and Equipment, at Cost:
Total property and equipment, net		1,900	139,382	59,808		---	201,090
Other Long-term Assets:
Investment in subsidiaries and long-term
receivable from (to) subsidiaries		1,659,827	(42,000)	(52,332)		(1,565,495)	---
Goodwill		---	1,273,321	21,784		---	1,295,105
Intangible assets, less accumulated amortization		1,654	85,233	23,828		---	110,715
Long-term portion of receivable from affiliate		16,088	---	---		---	16,088
Other assets		48,183	12,818	499		---	61,500
Total other long-term assets		1,725,752	1,329,372	(6,221)		(1,565,495)	1,483,408
Total assets		$1,847,007	$1,824,142	$191,659		$(1,565,495)	$2,297,313

LIABILITIES AND STOCKHOLDER'S INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$	---	$ ---	$5,364	$	---	$5,364
Current maturities of long-term debt		11,550	1,867	997		---	14,414
Accounts payable		1,229	76,270	59,844		---	137,343
Accrued expenses and taxes, net		28,026	104,606	38,959		---	171,591
Total current liabilities		40,805	182,743	105,164		---	328,712
Other Liabilities:
(Prepaid) deferred income taxes		(10,600)	27,437	15,900		---	32,737
Other long-term liabilities		73,620	84,590	10,498		---	168,708
		63,020	112,027	26,398		---	201,445
Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities		1,326,236	23,738	236		---	1,350,210

Stockholder's investment		416,946	1,505,634	59,861		(1,565,495)	416,946
Total liabilities and stockholder's investment		$1,847,007	$1,824,142	$191,659		$(1,565,495)	$2,297,313

Unaudited Condensed Consolidating Statement of Operations
For the three months ended July 2, 2005

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$	---	$415,245	$111,311	$(27,696)	$498,860

Costs and expenses:
Costs of products sold		---	287,741	90,361	(27,696)	350,406
Selling, general and administrative expenses		7,138	63,506	14,343	---	84,987
Amortization of intangible assets		124	3,740	521	---	4,385
		7,262	354,987	105,225	(27,696)	439,778
Operating (loss) earnings		(7,262)	60,258	6,086	---	59,082
Interest expense		(24,531)	(435)	(178)	---	(25,144)
Investment income		319	5	38	---	362
(Loss) income before charges and allocations
to subsidiaries and equity (loss) in subsidiaries'
earnings before income taxes		(31,474)	59,828	5,946	---	34,300
Charges and allocations to subsidiaries and
equity (loss) in subsidiaries' earnings
before income taxes		65,774	(12,028)	(46)	(53,700)	---
Earnings (loss) from continuing operations before
provision (benefit) for income taxes		34,300	47,800	5,900	(53,700)	34,300
Provision (benefit) for income taxes		13,000	17,200	2,200	(19,400)	13,000
Net earnings (loss)		$21,300	$30,600	$3,700	$(34,300)	$21,300

Unaudited Condensed Consolidating Statement of Operations
For the three months ended July 3, 2004

			Guarantor	Non-Guarantor	Discontinued		Nortek
	Parent		Subsidiaries	Subsidiaries	Operations	Eliminations	Consolidated

Net Sales	$	---	$367,315	$101,414	$ ---	$(22,717)	$446,012

Costs and expenses:
Costs of products sold		---	256,090	81,431	---	(22,717)	314,804
Selling, general and administrative expenses		11,446	56,961	12,374	---	---	80,781
Amortization of intangible assets		---	2,986	554	---	---	3,540
		11,446	316,037	94,359	---	(22,717)	399,125
Operating (loss) earnings		(11,446)	51,278	7,055	---	---	46,887
Interest expense		(17,949)	(342)	(131)	---	---	(18,422)
Investment income		287	3	45	---	---	335
(Loss) income before charges and allocations to
subsidiaries and equity (loss) in subsidiaries'
earnings before income taxes		(29,108)	50,939	6,969	---	---	28,800
Charges and allocations to subsidiaries and
equity (loss) in subsidiaries' earnings
before income taxes		57,908	(10,739)	(69)	---	(47,100)	---
Earnings (loss) from continuing operations
before provision (benefit) for income taxes		28,800	40,200	6,900	---	(47,100)	28,800
Provision (benefit) for income taxes		11,700	15,700	2,900	---	(18,600)	11,700
Earnings (loss) from continuing operations		17,100	24,500	4,000	---	(28,500)	17,100
(Loss) earnings from discontinued operations		(1,200)	---	---	(1,200)	1,200	(1,200)
Net earnings (loss)		$15,900	$24,500	$4,000	$(1,200)	$(27,300)	$15,900

Unaudited Condensed Consolidating Statement of Operations
For the six months ended July 2, 2005

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$	---	$769,554	$214,471	$(51,047)	$932,978

Costs and expenses:
Costs of products sold		---	536,340	174,572	(51,047)	659,865
Selling, general and administrative expenses		11,069	123,457	29,902	---	164,428
Amortization of intangible assets		249	7,418	1,051	---	8,718
		11,318	667,215	205,525	(51,047)	833,011
Operating (loss) earnings		(11,318)	102,339	8,946	---	99,967
Interest expense		(48,212)	(858)	(359)	---	(49,429)
Investment income		675	9	78	---	762
(Loss) income before charges and allocations
to subsidiaries and equity (loss) in subsidiaries'
earnings before income taxes		(58,855)	101,490	8,665	---	51,300
Charges and allocations to subsidiaries and
equity (loss) in subsidiaries' earnings
before income taxes		110,155	(30,090)	(565)	(79,500)	---
Earnings (loss) from continuing operations before
provision (benefit) for income taxes		51,300	71,400	8,100	(79,500)	51,300
Provision (benefit) for income taxes		19,300	25,900	2,900	(28,800)	19,300
Net earnings (loss)		$32,000	$45,500	$5,200	$(50,700)	$32,000

Unaudited Condensed Consolidating Statement of Operations
For the six months ended July 3, 2004

			Guarantor	Non-Guarantor	Discontinued		Nortek
	Parent		Subsidiaries	Subsidiaries	Operations	Eliminations	Consolidated

Net Sales	$	---	$691,338	$205,950	$ ---	$(46,264)	$851,024

Costs and expenses:
Costs of products sold		---	481,989	165,961	---	(46,264)	601,686
Selling, general and administrative expenses		18,790	109,532	25,607	---	---	153,929
Amortization of intangible assets		---	5,873	976	---	---	6,849
		18,790	597,394	192,544	---	(46,264)	762,464
Operating (loss) earnings		(18,790)	93,944	13,406	---	---	88,560
Interest expense		(43,021)	(667)	(293)	---	---	(43,981)
Loss from debt retirement		(11,958)	---	---	---	---	(11,958)
Investment income		1,141	10	128	---	---	1,279
(Loss) income before charges and allocations to
subsidiaries and equity (loss) in subsidiaries'
earnings before income taxes		(72,628)	93,287	13,241	---	---	33,900
Charges and allocations to subsidiaries and
equity (loss) in subsidiaries' earnings
before income taxes		106,528	(19,587)	(241)	---	(86,700)	---
Earnings (loss) from continuing operations
before provision (benefit) for income taxes		33,900	73,700	13,000	---	(86,700)	33,900
Provision (benefit) for income taxes		13,800	28,700	5,600	---	(34,300)	13,800
Earnings (loss) from continuing operations		20,100	45,000	7,400	---	(52,400)	20,100
Earnings (loss) from discontinued operations		66,900	---	---	66,900	(66,900)	66,900
Net earnings (loss)		$87,000	$45,000	$7,400	$66,900	$(119,300)	$87,000

Unaudited Condensed Consolidating Cash Flow Statement
For the six months ended July 2, 2005

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated

Cash Flows from operating activities:
Net (used in) cash provided by operating activities	$(9,423)	$16,782	$(4,145)	$3,214
Cash Flows from investing activities:
Capital expenditures	(226)	(6,492)	(2,520)	(9,238)
Net cash paid for businesses acquired	---	(13,400)	---	(13,400)
Proceeds from the sale of property and equipment	---	6,062	22	6,084
Change in restricted cash and investments	---	(275)	---	(275)
Other, net	2	(848)	(60)	(906)
Net cash used in investing activities	(224)	(14,953)	(2,558)	(17,735)
Cash Flows from financing activities:
Change in borrowings, net	(6,997)	(953)	1,967	(5,983)
Other, net	(206)	---	---	(206)
Net cash (used in) provided by financing activities	(7,203)	(953)	1,967	(6,189)
Net (decrease) increase in unrestricted cash and
cash equivalents	(16,850)	876	(4,736)	(20,710)
Unrestricted cash and cash equivalents at the beginning
of the period	76,562	2,313	16,080	94,955
Unrestricted cash and cash equivalents at the end
of the period	$59,712	$3,189	$11,344	$74,245

Unaudited Condensed Consolidating Cash Flow Statement
For the six months ended July 3, 2004

		Guarantor	Non-Guarantor	Discontinued	Nortek
	Parent	Subsidiaries	Subsidiaries	Operations	Consolidated

Cash Flows from operating activities:
Net cash provided by (used in) operating activities	$479,838	$11,474	$(1,832)	$(520,138)	$(30,658)
Cash Flows from investing activities:
Capital expenditures	(340)	(7,458)	(1,818)	---	(9,616)
Net cash paid for businesses acquired	---	(16,500)	---	---	(16,500)
Purchase of investments and marketable securities	(5,000)	---	---	---	(5,000)
Proceeds from the sale of discontinued businesses	---	---	---	520,138	520,138
Change in restricted cash and investments	---	(111)	---	---	(111)
Other, net	(104)	(56)	(3)	---	(163)
Net cash (used in) provided by investing activities	(5,444)	(24,125)	(1,821)	520,138	488,748
Cash Flows from financing activities:
Change in borrowings, net	(719)	(151)	(3,141)	---	(4,011)
Sale of Floating Rate Notes	196,000	---	---	---	196,000
Redemption of Senior Notes	(716,700)	---	---	---	(716,700)
Other, net	(16)	79	---	---	63
Net cash used in financing activities	(521,435)	(72)	(3,141)	---	(524,648)
Net decrease in unrestricted cash and
cash equivalents	(47,041)	(12,723)	(6,794)	---	(66,558)
Unrestricted cash and cash equivalents at the
beginning of the period	161,771	13,744	18,605	---	194,120
Unrestricted cash and cash equivalents at the
end of the period	$114,730	$1,021	$11,811	$ ---	$127,562

(M)
On June 8, 2005 the Company’s collective bargaining agreement with the United Automobile Aerospace & Agricultural Implement Workers of America and its Local No. 2029 (covering approximately 5.1% of the Company’s workforce as of July 2, 2005) at the Cincinnati, OH location of the Company’s subsidiary NuTone, Inc. expired. The Company has presented its final proposal to the union bargaining committee but such proposal was not accepted by the union members. On July 16, 2005, the Company locked out the union employees at the NuTone Cincinnati, OH facility. The Company’s management has prepared contingency plans, including increased inventory levels at July 2, 2005, to ensure that operational disruptions are minimized and the Company’s customers’ needs are met without significant delay. Nonetheless, a work stoppage at one of the Company’s facilities that lasts for a significant period of time could cause the Company to lose sales, incur increased costs and adversely affect its ability to meet customers’ needs.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2005
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2004

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

The THL Transaction

On July 15, 2004, THL Buildco Holdings, Inc. (“THL Buildco Holdings”) and THL Buildco, Inc. (“THL Buildco”), newly formed Delaware corporations affiliated with Thomas H. Lee Partners L.P., entered into a stock purchase agreement with the owners of Nortek Holdings, Inc., Nortek’s former parent company (referred to herein as “the former Nortek Holdings”), including affiliates of Kelso & Company, L.P. (“Kelso”) and certain members of the Company’s management, pursuant to which THL Buildco agreed to purchase all the outstanding capital stock of the former Nortek Holdings. Prior to the completion of the THL Transaction described below, Nortek was a wholly-owned direct subsidiary of the former Nortek Holdings and THL Buildco was a wholly-owned direct subsidiary of THL Buildco Holdings.

On August 27, 2004, THL Buildco purchased all of the outstanding capital stock of the former Nortek Holdings pursuant to the stock purchase agreement in a transaction valued at approximately $1,740,000,000 (the “Acquisition”). Immediately upon the completion of the Acquisition, THL Buildco was merged with and into the former Nortek Holdings with the former Nortek Holdings continuing as the surviving corporation. The former Nortek Holdings was then merged with and into Nortek with Nortek continuing as the surviving corporation and a wholly-owned subsidiary of THL Buildco Holdings. THL Buildco Holdings was then renamed Nortek Holdings, Inc. (“Nortek Holdings”). Nortek Holdings is wholly-owned by NTK Holdings, Inc., which is wholly-owned by THL-Nortek Investors, LLC, a Delaware limited liability company (“Investors LLC”). In connection with the Acquisition, members of Nortek management reinvested a portion of their equity interest in the former Nortek Holdings for an equity interest in Investors LLC and interests in a deferred compensation plan established by Nortek Holdings (the Acquisition and the above events are collectively referred to herein as the “THL Transaction”) (see Note B of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

Financial Statement Presentation

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

Discontinued Operations

On July 31, 2004, the Company sold the capital stock of its wholly-owned subsidiary, La Cornue SAS (“La Cornue”). La Cornue, situated outside of Paris, France, manufactures and sells high-end custom made cooking ranges and was included in the Company’s Residential Building Products reporting segment.

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

Acquisitions

On June 13, 2005, the Company, through its wholly-owned subsidiary Nordyne Inc. (“Nordyne”), acquired International Marketing Supply, Inc. (“IMS”). IMS is located in Miami, FL and sells heating, ventilation and air-conditioning equipment to Latin America.

On April 26, 2005, the Company, through its indirect wholly-owned subsidiary, Linear LLC (“Linear”), acquired Panamax. Panamax is located in Petaluma, CA and manufactures and designs innovative power conditioning and surge protection products that prevent loss or damage of home and small business equipment due to power disturbances.

On December 17, 2004, the Company, through Linear, acquired M&S Systems, LP (“M&S”). M&S is located in Dallas, TX and manufacturers and designs distributed audio and communication equipment, speakers and central vacuum systems.

On March 9, 2004, the Company, through Linear, acquired OmniMount Systems, Inc. (“OmniMount”). OmniMount is located in Phoenix, AZ and manufactures and designs speaker and video mountings and other products to maximize the home theater experience.

These acquisitions have been accounted for under the purchase method of accounting and are included in the Company’s Residential Building Products Segment, with the exception of IMS, which is recorded in the Company’s Air Conditioning and Heating Products Segment. Accordingly, the results of IMS, Panamax, M&S and OmniMount are included in the Company’s consolidated results since the date of their acquisition (see “Liquidity and Capital Resources” and Note D of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

On July 15, 2005, the Company acquired the assets and certain liabilities of Niles Audio Corporation (“Niles”). As this transaction occurred on July 15, 2005, the Company's Financial Statements prior to July 15, 2005 do not include the effect of the Niles acquisition. Niles is located in Miami, FL and manufactures and designs products that provide customers with innovative solutions for whole-house distribution and integration of audio and video systems, including speakers, receivers, amplifiers, automation devices, controls and accessories.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates.

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

The “Results of Operations” and “Liquidity and Capital Resources” sections, which follow, contain various tables that are intended to assist the reader in reconciling current results with the prior period.

Results of Operations
The tables that follow present the unaudited net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company’s principal segments for the second quarter ended July 2, 2005 and July 3, 2004, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the second quarter ended July 2, 2005 and July 3, 2004:

	Second Quarter Ended		Change in Earnings
	Post-	Pre-	Second Quarter 2005
	Acquisition	Acquisition	as Compared to 2004
	July 2, 2005	July 3, 2004	$	%
	(Dollar amounts in thousands)
Net sales:
Residential Building Products	$278,928	$243,246	$35,682	14.7%
Air Conditioning and Heating Products	219,932	202,766	17,166	8.5
Consolidated net sales	$498,860	$446,012	$52,848	11.9%

Operating earnings:
Residential Building Products	$45,946	$41,931	$4,015	9.6%
Air Conditioning and Heating Products	20,434	16,218	4,216	26.0
Subtotal	66,380	58,149	8,231	14.2
Unallocated:
Stock based compensation charges	(100)	(2,100)	2,000	95.2
Foreign exchange loss on intercompany debt	(200)	---	(200)	*
Other, net	(6,998)	(9,162)	2,164	23.6
Consolidated operating earnings	$59,082	$46,887	$12,195	26.0%

Depreciation and amortization expense:
Residential Building Products	$6,804	$6,381	$423	6.6%
Air Conditioning and Heating Products	3,965	3,996	(31)	(0.8)
Other	323	223	100	44.8
	$11,092	$10,600	$492	4.6%

Operating earnings margin:
Residential Building Products	16.5%	17.2%
Air Conditioning and Heating Products	9.3	8.0
Consolidated	11.8%	10.5%

Depreciation and amortization
expense as a % of net sales:
Residential Building Products	2.4%	2.6%
Air Conditioning and Heating Products	1.8	2.0
Consolidated	2.2%	2.4%

* not meaningful

The tables that follow present the unaudited net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company’s principal segments for the first six months ended July 2, 2005 and July 3, 2004, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the first six months ended July 2, 2005 and July 3, 2004:

	First Six Months Ended		Change in Earnings
	Post-	Pre-	First Six Months 2005
	Acquisition	Acquisition	as Compared to 2004
	July 2, 2005	July 3, 2004	$	%
	(Dollar amounts in thousands)
Net sales:
Residential Building Products	$539,952	$477,336	$62,616	13.1%
Air Conditioning and Heating Products	393,026	373,688	19,338	5.2
Consolidated net sales	$932,978	$851,024	$81,954	9.6%

Operating earnings:
Residential Building Products	$83,639	$82,097	$1,542	1.9%
Air Conditioning and Heating Products	27,773	25,290	2,483	9.8
Subtotal	111,412	107,387	4,025	3.7
Unallocated:
Stock based compensation charges	(200)	(2,300)	2,100	91.3
Foreign exchange loss on intercompany debt	(300)	(200)	(100)	(50.0)
Gain on legal settlement	1,400	---	1,400	*
Other, net	(12,345)	(16,327)	3,982	24.4
Consolidated operating earnings	$99,967	$88,560	$11,407	12.9%

Depreciation and amortization expense:
Residential Building Products	$14,068	$11,835	$2,233	18.9%
Air Conditioning and Heating Products	7,966	7,722	244	3.2
Other	673	305	368	120.7
	$22,707	$19,862	$2,845	14.3%

Operating earnings margin:
Residential Building Products	15.5%	17.2%
Air Conditioning and Heating Products	7.1	6.8
Consolidated	10.7%	10.4%

Depreciation and amortization
expense as a % of net sales:
Residential Building Products	2.6%	2.5%
Air Conditioning and Heating Products	2.0	2.1
Consolidated	2.4%	2.3%

* not meaningful

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the second quarter ended July 2, 2005 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

	Second Quarter Ended
	Post-	Pre-	Change in Earnings
	Acquisition	Acquisition	Second Quarter 2005
	July 2,	July 3,	as Compared to 2004
	2005	2004	$	%
	(Dollar amounts in millions)

Net sales	$498.9	$446.0	$52.9	11.9%
Cost of products sold	350.4	314.8	(35.6)	(11.3)
Selling, general and administrative expenses, net	85.0	80.8	(4.2)	(5.2)
Amortization of intangible assets	4.4	3.5	(0.9)	(25.7)
Operating earnings	59.1	46.9	12.2	26.0
Interest expense	(25.1)	(18.4)	(6.7)	(36.4)
Investment income	0.3	0.3	---	---
Earnings from continuing operations
before provision for income taxes	34.3	28.8	5.5	19.1
Provision for income taxes	13.0	11.7	(1.3)	(11.1)
Earnings from continuing operations	21.3	17.1	4.2	24.6
Loss from discontinued operations	---	(1.2)	1.2	100.0
Net earnings	$21.3	$15.9	$5.4	34.0%

	Percentage of Net Sales
	Second Quarter Ended		Change in Percentage
	July 2,	July 3,	Second Quarter 2005
	2005	2004	as Compared to 2004

Net sales	100.0%	100.0%	---%
Cost of products sold	70.2	70.6	0.4
Selling, general and administrative expenses, net	17.1	18.1	1.0
Amortization of intangible assets	0.9	0.8	(0.1)
Operating earnings	11.8	10.5	1.3
Interest expense	(5.0)	(4.1)	(0.9)
Investment income	0.1	0.1	---
Earnings from continuing operations
before provision for income taxes	6.9	6.5	0.4
Provision for income taxes	2.6	2.6	---
Earnings from continuing operations	4.3	3.9	0.4
Loss from discontinued operations	---	(0.3)	0.3
Net earnings	4.3%	3.6%	0.7%

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the first six months ended July 2, 2005 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

	First Six Months Ended
	Post-	Pre-	Change in Earnings
	Acquisition	Acquisition	First Six Months 2005
	July 2,	July 3,	as Compared to 2004
	2005	2004	$	%
	(Dollar amounts in millions)

Net sales	$933.0	$851.0	$82.0	9.6%
Cost of products sold	659.9	601.7	(58.2)	(9.7)
Selling, general and administrative expenses, net	164.4	153.9	(10.5)	(6.8)
Amortization of intangible assets	8.7	6.8	(1.9)	(27.9)
Operating earnings	100.0	88.6	11.4	12.9
Interest expense	(49.4)	(44.0)	(5.4)	(12.3)
Loss from debt retirement	---	(11.9)	11.9	100.0
Investment income	0.7	1.2	(0.5)	(41.7)
Earnings from continuing operations
before provision for income taxes	51.3	33.9	17.4	51.3
Provision for income taxes	19.3	13.8	(5.5)	(39.9)
Earnings from continuing operations	32.0	20.1	11.9	59.2
Earnings from discontinued operations	---	66.9	(66.9)	(100.0)
Net earnings	$32.0	$87.0	$(55.0)	(63.2)%

	Percentage of Net Sales
	First Six Months Ended		Change in Percentage
	July 2,	July 3,	First Six Months 2005
	2005	2004	as Compared to 2004

Net sales	100.0%	100.0%	---%
Cost of products sold	70.7	70.7	---
Selling, general and administrative expenses, net	17.6	18.1	0.5
Amortization of intangible assets	1.0	0.8	(0.2)
Operating earnings	10.7	10.4	0.3
Interest expense	(5.3)	(5.2)	(0.1)
Loss from debt retirement	---	(1.4)	1.4
Investment income	0.1	0.2	(0.1)
Earnings from continuing operations
before provision for income taxes	5.5	4.0	1.5
Provision for income taxes	2.1	1.6	(0.5)
Earnings from continuing operations	3.4	2.4	1.0
Earnings from discontinued operations	---	7.8	(7.8)
Net earnings	3.4%	10.2%	(6.8)%

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

Consolidated net sales from continuing operations increased approximately $52,900,000 or 11.9% for the second quarter of 2005 as compared to the second quarter of 2004 and increased approximately $82,000,000 or 9.6% for the first six months of 2005 as compared to the first six months of 2004. Net sales increased for the second quarter and first six months of 2005 as compared to the second quarter and first six months of 2004 as a result of acquisitions in the Residential Building Products and Air Conditioning and Heating Products Segments, price increases, higher net sales volume and the effect of changes in foreign currency exchange rates.

In the Residential Building Products Segment, net sales increased approximately $35,700,000 or 14.7% for the second quarter of 2005 as compared to the second quarter of 2004 and increased approximately $62,600,000 or 13.1% for the first six months of 2005 as compared to the first six months of 2004. The second quarter and first six months of 2005 include (1) increases of approximately $2,900,000 and $6,500,000, respectively, attributable to the effect of changes in foreign currency exchange rates and (2) approximately $10,800,000 and $23,000,000, respectively, attributable to acquisitions in this segment.

The increase in net sales in the Residential Building Products Segment in the second quarter and first six months of 2005 as compared to the second quarter and first six months of 2004 was primarily due to increased sales volume, in part due to acquisitions, of the Company’s surround sound systems and multi-room audio and video distribution equipment. Sales of these built-in electronic products (which include products for multi-room audio and video distribution, wireless security and access control products, among others) increased approximately 38.5% over the second quarter of 2004 and increased approximately 43.4% over the first six months of 2004. As a percentage of the Company’s total net sales, sales of built-in electronic products increased from approximately 13.5% in the second quarter of 2004 to approximately 16.7% in the second quarter of 2005 and from approximately 12.6% in the first six months of 2004 to approximately 16.5% in the first six months of 2005. Net sales in this segment also increased due to higher sales volume of bathroom exhaust fans and sales price increases of range hoods and bathroom exhaust fans. Range hoods and bathroom exhaust fans are the largest product category sold in this segment, accounting for approximately 33.4% and 35.6% of total net sales in the second quarter and first six months of 2005, respectively. Sales of range hoods and bathroom exhaust fans as a percentage of the Company’s total net sales increased approximately 9.6% over the second quarter of 2004 and approximately 7.3% over the first six months of 2004.

In the Air Conditioning and Heating Products Segment, net sales increased approximately $17,200,000 or 8.5% for the second quarter of 2005 as compared to the second quarter of 2004 and increased approximately $19,400,000 or 5.2% for the first six months of 2005 as compared to the first six months of 2004. The second quarter and first six months of 2005 include (1) increases of approximately $900,000 and $2,200,000, respectively, attributable to the effect of changes in foreign currency exchange rates in this segment and (2) approximately $400,000 attributable to acquisitions in this segment. Net sales in the Air Conditioning and Heating Products Segment for HVAC products sold to residential site-built customers constituted the largest category of product sold to a particular group of customers within this segment. Sales of products to residential site-built customers increased approximately 11.7% over the second quarter of 2004 and increased approximately 7.8% over the first six months of 2004. The increase in net sales in this segment in the second quarter and first six months of 2005 as compared to the second quarter and first six months of 2004 was due principally to increased sales prices of products sold to the residential site-built customers. Sales of the Company’s commercial HVAC products, before considering the effect of foreign exchange, were up slightly in the second quarter of 2005 and flat for the first six months of 2005 as compared to the same periods in 2004. The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 6.1% and 6.6% of the Company’s consolidated net sales for the second quarter ended July 2, 2005 and July 3, 2004, respectively, and constituted approximately 6.1% and 6.4% of the Company’s consolidated net sales for the first six months of 2005 and 2004, respectively. Although sales of residential products sold to manufactured housing customers for the same period were up slightly, the Company does not believe that it will see any meaningful recovery in either the manufactured housing or commercial markets in the second half of 2005.

Consolidated cost of products sold was approximately $350,400,000 for the second quarter of 2005 as compared to approximately $314,800,000 for the second quarter of 2004 and approximately $659,900,000 for the first six months of 2005 as compared to approximately $601,700,000 for the first six months of 2004. Cost of products sold, as a percentage of net sales, decreased from approximately 70.6% in the second quarter of 2004 to approximately 70.2% for the second quarter of 2005 and remained unchanged at 70.7% for the first six months of 2005 and 2004.

Cost of products sold for the second quarter and first six months of 2005 includes (1) approximately $7,400,000 and $16,000,000, respectively, of cost of products sold from acquisitions, (2) approximately $1,000,000 of increased depreciation expense of property and equipment in the first six months of 2005 arising primarily from capital expenditures subsequent to the Acquisition partially offset by the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004, (3) an increase of approximately $2,800,000 and $6,600,000, respectively, related to the effect of changes in foreign currency exchange rates and (4) a non-cash charge of approximately $400,000 recorded in the first six months of 2005 related to the amortization of purchase price allocated to inventory primarily as a result of the Acquisition. Cost of products sold for the second quarter and first six months of 2004 includes (1) approximately $600,000 and $1,900,000, respectively, of severance and other costs associated with the closure of certain manufacturing facilities, (2) approximately $1,800,000 and $5,900,000, respectively, of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility and (3) a non-cash charge of approximately $100,000 and $200,000, respectively, related to the amortization of purchase price allocated to inventory as a result of the OmniMount acquisition.

In the Residential Building Products Segment, cost of products sold for the second quarter of 2005 was approximately $178,200,000 as compared to approximately $155,000,000 in the second quarter of 2004 and approximately $348,400,000 for the first six months of 2005 as compared to approximately $302,600,000 for the first six months of 2004. Cost of products sold in this segment for the second quarter and first six months of 2005 includes (1) approximately $7,000,000 and $15,600,000, respectively, of cost of products sold from acquisitions, (2) approximately $600,000 of increased depreciation expense of property and equipment in the first six months of 2005 arising primarily from capital expenditures subsequent to the Acquisition partially offset by the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004, (3) an increase of approximately $2,000,000 and $4,700,000, respectively, related to the effect of changes in foreign currency exchange rates and (4) a non-cash charge of approximately $400,000 recorded in the first six months of 2005 related to the amortization of purchase price allocated to inventory primarily as a result of the Acquisition. Cost of products sold in this segment for the second quarter and first six months of 2004 includes a non-cash charge of approximately $100,000 and $200,000, respectively, related to the amortization of purchase price allocated to inventory as a result of the OmniMount acquisition.

In the Air Conditioning and Heating Products Segment cost of products sold for the second quarter of 2005 was approximately $172,200,000 as compared to approximately $159,800,000 in the second quarter of 2004 and approximately $311,500,000 for the first six months of 2005 as compared to approximately $299,100,000 for the first six months of 2004. Cost of products sold in this segment in the second quarter and first six months of 2005 includes (1) an increase of approximately $800,000 and $1,900,000, respectively, related to the effect of changes in foreign currency exchange rates, (2) approximately $400,000 of increased depreciation expense of property and equipment in the first six months of 2005 arising primarily from capital expenditures subsequent to the Acquisition partially offset by the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004 and (3) approximately $400,000 attributable to acquisitions in this segment. Cost of products sold in this segment in the second quarter and first six months of 2004 includes (1) approximately $600,000 and $1,900,000, respectively, of costs associated with the closure of certain manufacturing facilities and (2) approximately $1,800,000 and $5,900,000 of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility.

Material costs were approximately 45.5% and 44.7% of net sales for the second quarter of 2005 and 2004, respectively, and approximately 45.2% and 44.0% of net sales for the first six months of 2005 and 2004, respectively. Both of the Company’s segments experienced material cost increases related primarily to purchases of steel, copper and aluminum in the second quarter and first six months of 2005 as compared to the same periods in 2004. These cost increases were partially offset by the effect of increased sales prices of certain of the Company’s products and material cost improvements due to the Company’s strategic sourcing initiatives.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Consolidated selling, general and administrative expense (“SG&A”) was approximately $85,000,000 for the second quarter of 2005 as compared to approximately $80,800,000 for the second quarter of 2004 and approximately $164,400,000 for the first six months of 2005 as compared to approximately $153,900,000 for the first six months of 2004. SG&A as a percentage of net sales decreased from approximately 18.1% for the second quarter of 2004 to approximately 17.1% for the second quarter of 2005 and decreased from approximately 18.1% for the first six months of 2004 to approximately 17.6% for the first six months of 2005.

SG&A in the second quarter and first six months of 2005 includes (1) approximately $2,700,000 and $5,700,000, respectively, of SG&A from acquisitions in the Residential Building Products Segment and the Air Conditioning and Heating Products Segment, (2) an increase of approximately $700,000 and $2,300,000, respectively, of displays expense in the Residential Building Products Segment related in part to the introduction of new products, (3) an increase of approximately $700,000 (of which approximately $500,000 is included in the Residential Building Products Segment and approximately $200,000 is included in the Air Conditioning and Heating Products Segment) and $1,600,000 (of which approximately $1,100,000 is included in the Residential Building Products Segment and approximately $500,000 is included in and the Air Conditioning and Heating Products Segment), respectively, related to the effect of changes in foreign currency exchange rates, (4) approximately $100,000 and $200,000, respectively, of stock-based compensation expense, (5) a non-cash foreign exchange loss of approximately $900,000 and $1,400,000, respectively, on intercompany debt not permanently invested among the Company’s subsidiaries, of which approximately $600,000 and $1,000,000, respectively, is included in the Residential Building Products Segment and approximately $100,000 is included in the Air Conditioning and Heating Products Segment and (6) a gain of approximately $1,400,000 from the settlement of certain obligations of former subsidiaries recorded in the first six months of 2005 (see Note I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

SG&A in the second quarter and first six months of 2004 includes (1) approximately $3,100,000 and $3,300,000, respectively, of stock-based compensation expense, of which approximately $2,100,000 and $2,300,000, respectively, is included in Unallocated and (2) a non-cash foreign exchange gain of approximately $100,000, all of which is recorded in the Residential Building Products Segment, in the second quarter of 2004 and a non-cash foreign exchange loss of approximately $500,000, of which approximately $300,000 is recorded in the Residential Building Products Segment, in the first six months of 2004 on intercompany debt not permanently invested among the Company’s subsidiaries.

The decrease in SG&A as a percentage of net sales in the second quarter and first six months of 2005 is primarily due to lower compensation and employee benefit expense in Unallocated, as well as the factors noted above, and in the second quarter of 2005, higher sales volume of HVAC products in the Air Conditioning and Heating Products Segment to customers serving the commercial market without a proportionate increase in expense.

Amortization of intangible assets, as a percentage of net sales from continuing operations, increased from approximately 0.8% for the second quarter of 2004 to approximately 0.9% for the second quarter of 2005 and increased from approximately 0.8% in the first six months of 2004 to approximately 1.0% for the first six months of 2005. This increase is principally a result of approximately $700,000 and $1,700,000 of increased amortization of intangible assets in the Residential Building Products Segment in the second quarter and first six months 2005, respectively, as compared to the same periods in 2004 arising from finalizing the fair value adjustments to intangible assets in the fourth quarter of 2004 as a result of the Acquisition (see Note B of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

Consolidated operating earnings increased by approximately $12,200,000 from approximately $46,900,000, or 10.5% as a percentage of net sales, for the second quarter of 2004 to approximately $59,100,000, or 11.8% as a percentage of net sales, for the second quarter of 2005 and increased by approximately $11,400,000 from approximately $88,600,000, or 10.4% as a percentage of net sales, for the first six months of 2004 to approximately $100,000,000, or 10.7% as a percentage of net sales, for the first six months of 2005 as a result of the factors discussed above.

Consolidated operating earnings have been reduced by depreciation and amortization expense (other than amortization of deferred debt expense and debt premium and discount) of approximately $11,100,000 and $10,600,000 for the second quarters of 2005 and 2004, respectively, and approximately $22,700,000 and $19,900,000 for the first six months of 2005 and 2004, respectively. Acquisitions accounted for approximately $100,000 and $200,000 of the increase in depreciation and amortization expense in the second quarter and first six months of 2005, respectively. Consolidated operating earnings in the second quarter and first six months of 2005 is net of approximately $900,000 and $1,900,000, respectively, of increased amortization of intangible assets arising primarily from finalizing the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004 and approximately $1,000,000 of increased depreciation expense of property and equipment in the first six months of 2005 arising primarily from capital expenditures subsequent to the Acquisition partially offset by the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004. Depreciation and amortization expense noted above for the first six months of 2005 includes approximately $400,000 of amortization expense from purchase price allocated to inventory primarily as a result of the Acquisition and for the second quarter and first six months of 2004 includes approximately $100,000 and $200,000, respectively, of amortization expense from purchase price allocated to inventory arising primarily from an acquisition in the Residential Building Products Segment.

Operating earnings of the Residential Building Products Segment for the second quarter of 2005 were approximately $45,900,000 as compared to approximately $41,900,000 for the second quarter of 2004 and approximately $83,600,000 for the first six months of 2005 as compared to approximately $82,100,000 for the first six months of 2004. Operating earnings of this segment for the second quarter and first six months of 2005 reflects (1) an increase in earnings of approximately $400,000 and $700,000, respectively, from the effect of foreign currency exchange rates, (2) approximately $1,300,000 and $1,800,000, respectively, of operating earnings contributed by acquisitions, (3) approximately $600,000 of increased depreciation expense of property and equipment in the first six months of 2005 and approximately $700,000 and $1,700,000, respectively, of increased amortization of intangible assets, (4) a non-cash charge of approximately $400,000 recorded in the first six months of 2005 related to the amortization of purchase price allocated to inventory primarily as a result of the Acquisition and (5) a non-cash foreign exchange loss of approximately $600,000 and $1,000,000, respectively, on intercompany debt not permanently invested among the Company’s subsidiaries.

Operating earnings of the Residential Building Products Segment for the second quarter and first six months of 2004 include (1) approximately $600,000 recorded in the second quarter of 2004 of stock-based compensation charges, (2) a non-cash charge of approximately $100,000 and $200,000, respectively, of amortization of purchase price allocated to inventory primarily as a result of the acquisitions in this segment and (3) a non-cash foreign exchange gain of approximately $100,000 for the second quarter of 2004 and a non-cash foreign exchange loss of approximately $300,000 in the first six months of 2004 on intercompany debt not permanently invested among the Company’s subsidiaries.

In addition to the effect of the items noted above, operating earnings in the Residential Building Products Segment in the second quarter and first six months of 2005 improved over 2004 as a result of increased sales volume of the Company’s surround sound systems and multi-room audio and video distribution equipment and bathroom exhaust fans, sales price increases of bathroom exhaust fans and range hoods and acquisitions, partially offset by material cost increases and increased display expenses as noted previously, related in part to the introduction of new products.

Operating earnings of the Air Conditioning and Heating Products Segment were approximately $20,500,000 for the second quarter of 2005 as compared to approximately $16,200,000 for the second quarter of 2004 and approximately $27,800,000 for the first six months of 2005 as compared to approximately $25,300,000 for the first six months of 2004. Operating earnings of this segment for the second quarter and first six months of 2005 reflects (1) a decrease in earnings of approximately $100,000 in the first six months of 2005 from the effect of foreign currency exchange rates, (2) approximately $400,000 of increased depreciation expense of property and equipment in the first six months of 2005, (3) approximately $100,000 of operating expense contributed by acquisitions in the second quarter of 2005 and (4) a non-cash foreign exchange loss of approximately $100,000 recorded in the second quarter of 2005 on intercompany debt not permanently invested among the Company’s subsidiaries.

Operating earnings of the Air Conditioning and Heating Products Segment for the second quarter and first six months of 2004 includes (1) approximately $600,000 and $1,900,000, respectively, of costs associated with the closure of certain manufacturing facilities, (2) approximately $1,800,000 and $5,900,000, respectively, of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility and (3) approximately $400,000 recorded in the second quarter of 2004 of stock-based compensation charges.

In addition to the items noted above, operating earnings in the Air Conditioning and Heating Products Segment in the second quarter and first six months of 2005 improved over 2004 as a result of sales price increases and improved manufacturing efficiencies of products serving residential markets, partially offset by material cost increases within the entire segment.

The operating expense in Unallocated was approximately $7,300,000 for the second quarter of 2005 as compared to approximately $11,200,000 for the second quarter of 2004 and approximately $11,400,000 for the first six months of 2005 as compared to approximately $18,800,000 for the first six months of 2004. The decrease in operating expense for the second quarter and first six months of 2005 as compared to the second quarter and first six months of 2004 in Unallocated is primarily due to the items noted below, as well as, lower compensation and employee benefit expense. Operating expense in Unallocated for the second quarter and first six months of 2005 includes (1) approximately $100,000 and $200,000, respectively, of stock-based compensation charges, (2) a non-cash foreign exchange loss of approximately $200,000 and $300,000, respectively, on intercompany debt not permanently invested among the Company’s subsidiaries and (3) a gain of approximately $1,400,000 from the settlement of certain obligations of former subsidiaries recorded in the first six months of 2005 (see Note I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein). Operating expense in Unallocated for the second quarter and first six months of 2004 includes approximately $2,100,000 and $2,300,000, respectively, of stock-based compensation charges and a non-cash foreign exchange loss of approximately $200,000 recorded in the first six months of 2004 on intercompany debt not permanently invested among the Company’s subsidiaries. There were no non-cash foreign exchange losses recorded in Unallocated in the second quarter of 2004.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 8.1% and 10.0% of operating earnings (before unallocated and corporate expenses) in the second quarters of 2005 and 2004, respectively, and approximately 7.3% and 10.5% of operating earnings (before unallocated and corporate expenses) in the first six months of 2005 and 2004, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest expense increased approximately $6,700,000 or approximately 36.4% in the second quarter of 2005 as compared to the second quarter of 2004 and increased approximately $5,400,000 or approximately 12.3% in the first six months of 2005 as compared to the first six months of 2004. The increase in interest expense in the second quarter and first six months of 2005 is due to approximately $23,900,000 and $47,400,000, respectively, of increased interest expense and amortization of deferred financing costs from borrowings primarily in connection with the Acquisition, offset by a reduction in interest expense of approximately $17,200,000 and $42,000,000, respectively, relating to the redemption and open market purchases of certain debt in 2004 as discussed in the paragraph below (see Notes B and C of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

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

Investment income was approximately $300,000 for both the second quarter of 2005 and 2004 and approximately $700,000 and $1,200,000 for the first six months of 2005 and 2004, respectively. The decrease in investment income in the first six months of 2005 as compared to the same period in 2004 is primarily a result of lower average invested balances, partially offset by higher yields.

The provision for income taxes from continuing operations was approximately $13,000,000 for the second quarter of 2005 as compared to approximately $11,700,000 for the second quarter of 2004 and approximately $19,300,000 for the first six months of 2005 as compared to approximately $13,800,000 for the first six months of 2004. The income tax rates in both the second quarters and first six months of 2005 and 2004 differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, foreign income tax on foreign source income and state income tax provisions (see Note H of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

The second quarter of 2004 includes a loss from discontinued operations of approximately $1,200,000 (net of a tax benefit of approximately $300,000) and the first six months of 2004 includes earnings from discontinued operations of approximately $66,900,000 (net of a tax provision of approximately $47,500,000) (see Note F of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

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

Company management uses EBITDA as a supplementary non-GAAP operating performance measure to assist with its overall evaluation of Company and subsidiary operating performance (including the performance of subsidiary management) relative to outside peer group companies. In addition, the Company uses EBITDA as an operating performance measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in the Company’s Senior Secured Credit Facility, note holders and Bond Rating agencies, among others, as a supplemental non-GAAP operating measure to assist them in their evaluation of the Company’s performance. The Company is also active in mergers, acquisitions and divestitures and uses EBITDA as an additional operating performance measure to assess Company, subsidiary and potential acquisition target enterprise value and to assist in the overall evaluation of Company, subsidiary and potential acquisition target performance on an internal basis and relative to peer group companies. The Company uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment of potential valuation and relative performance and therefore does not place undue reliance on EBITDA as its only measure of operating performance. The Company believes EBITDA is useful for both the Company and investors as it is a commonly used analytical measurement for comparing company profitability, which eliminates the effects of financing, differing valuations of fixed and intangible assets and tax structure decisions. The Company believes that EBITDA is specifically relevant to the Company, due to the different degrees of leverage among its competitors, the impact of purchase accounting associated with the Acquisition, which impacts comparability with its competitors who may or may not have recently revalued their fixed and intangible assets, and the differing tax structures and tax jurisdictions of certain of the Company’s competitors. The Company has included EBITDA as a supplemental operating performance measure, which should be evaluated by investors in conjunction with the traditional GAAP performance measures discussed earlier in this Results of Operations section for a complete evaluation of the Company’s operating performance.

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the second quarter ended July 2, 2005 and July 3, 2004:

	For the Three Months Ended
	Post-	Pre-
	Acquisition	Acquisition
	July 2, 2005	July 3, 2004
	(Amounts in thousands)

Net earnings *	$21,300	$15,900
Provision for income taxes
from continuing operations	13,000	11,700
Benefit from income taxes
from discontinued operations	---	(300)
Interest expense from continuing operations	25,144	18,422
Interest expense from discontinued operations	---	10
Investment income from continuing operations	(362)	(335)
Investment income from discontinued operations	---	(5)
Depreciation expense from continuing operations	6,707	7,002
Depreciation expense from discontinued operations	---	26
Amortization expense from continuing operations	4,385	3,598
EBITDA	$70,174	$56,018

*    Includes a loss of approximately $1,200,000 from discontinued operations for the second quarter ended July 3, 2004 (see Note F of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

EBITDA includes approximately $100,000 and $3,100,000 of stock-based compensation charges recorded in the second quarter ended July 2, 2005 and July 3, 2004, respectively (see Notes A and G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the first six months ended July 2, 2005 and July 3, 2004:

	For the Six Months Ended
	Post-	Pre-
	Acquisition	Acquisition
	July 2, 2005	July 3, 2004
	(Amounts in thousands)

Net earnings *	$32,000	$87,000
Provision for income taxes
from continuing operations	19,300	13,800
Provision for income taxes
from discontinued operations	---	47,500
Interest expense from continuing operations	49,429	43,981
Interest expense from discontinued operations	---	4,597
Investment income from continuing operations	(762)	(1,279)
Investment income from discontinued operations	---	(34)
Depreciation expense from continuing operations	13,558	12,792
Depreciation expense from discontinued operations	---	1,202
Amortization expense from continuing operations	9,149	7,070
Amortization expense from discontinued operations	---	203
EBITDA	$122,674	$216,832

*    Includes earnings of approximately $66,900,000 from discontinued operations for the first six months ended July 3, 2004 (see Note F of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

EBITDA includes approximately $200,000 and $3,300,000 of stock-based compensation charges recorded in the first six months ended July 2, 2005 and July 3, 2004, respectively (see Notes A and G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

Liquidity and Capital Resources

On July 15, 2005, the Company acquired the assets and certain liabilities of Niles for an initial purchase price of approximately $75,400,000. In connection with the acquisition of Niles, the Company utilized approximately $40,400,000 of cash on hand, borrowed approximately $25,000,000 against the U.S. portion of its revolving credit facility (which effectively reduced its borrowing availability by such amount) and issued an unsecured promissory note in the amount of approximately $10,000,000.

On June 13, 2005, the Company, through its wholly-owned subsidiary Nordyne, acquired IMS for approximately $5,000,000 (utilizing approximately $4,500,000 of cash on hand and issuing an unsecured promissory note in the amount of approximately $500,000) and on April 26, 2005, the Company, through its indirect wholly-owned subsidiary, Linear, acquired Panamax for approximately $11,750,000 (utilizing approximately $9,500,000 of cash on hand and issuing an unsecured promissory note in the amount of approximately $2,250,000).

The Company had consolidated debt at July 2, 2005, of approximately $1,365,824,000 consisting of (i) $18,036,000 of short-term borrowings and current maturities of long-term debt, (ii) $25,054,000 of long-term notes, mortgage notes and other indebtedness, (iii) $9,984,000 of 9 7/8% Senior Subordinated Notes due 2011, (iv) $625,000,000 of 8 1/2% Senior Subordinated Notes due 2014, and (v) $687,750,000 of long-term debt outstanding under its Senior Secured Credit Facility. During the first six months ended July 2, 2005, the Company had a net decrease in its consolidated debt of approximately $4,200,000 resulting from approximately $7,600,000 in additional borrowings, primarily from secured lines of credit and bank advances of the Company’s European subsidiaries, offset by approximately $11,800,000 of principal and other payments made during the period.

The Senior Secured Credit Facility also provides the Company and its subsidiaries with a $100,000,000 revolving credit facility with a maturity in August 2010 that includes both a letter of credit sub-facility and swing line loan sub-facility. Subsequent to the acquisition of Niles, the Company repaid approximately $15,000,000 of the outstanding balance of the U.S. portion of its revolving credit facility and at August 4, 2005, had approximately $10,000,000 of remaining outstanding borrowings and approximately $61,700,000 of borrowing availability under the U.S. portion of its revolving credit facility and approximately $10,000,000 of borrowing availability under the Canadian credit facility.

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

At July 2, 2005, approximately $49,400,000 was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive loan agreement, the Company’s Senior Secured Credit Facility. Any restricted payments in excess of $10,000,000 would require an equal prepayment of the Company’s Senior Secured Credit Facility.

At July 2, 2005, the Company had consolidated unrestricted cash and cash equivalents of approximately $74,200,000 as compared to approximately $95,000,000 at December 31, 2004. The Company’s debt to equity ratio was approximately 3.1:1 at July 2, 2005 as compared to approximately 3.3:1 at December 31, 2004. The reduction in the ratio was primarily due to the net decrease in indebtedness discussed above and an increase in stockholder’s investment, primarily as a result of net earnings for the first six months of 2005.

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

As of July 2, 2005, approximately $19,000,000 of letters of credit have been issued as additional security for (1) approximately $4,100,000 relating to leases outstanding for certain of the Company’s manufacturing facilities, (2) approximately $13,000,000 of letters of credit have been issued as additional security for certain of the Company’s insurance programs and (3) approximately $1,900,000 of letters of credit have been issued as additional security for certain of the subsidiaries purchases and other requirements.

The Company and its subsidiaries have entered into a number of operating lease obligations, purchase obligations and have guaranteed certain obligations of various third parties. No significant changes in these obligations have occurred since December 31, 2004.

Unrestricted cash and cash equivalents decreased from approximately $95,000,000 at December 31, 2004 to approximately $74,200,000 at July 2, 2005, in part, to partially fund increases in working capital at the Company’s subsidiaries. The Company has classified as restricted, in the accompanying unaudited condensed consolidated balance sheet, certain investments that are not fully available for use in its operations. At July 2, 2005, approximately $5,441,000 (of which approximately $468,000 is included in short-term assets) of investments is held primarily as collateral to fund construction costs of an addition to a facility within the Company’s Air Conditioning and Heating Products Segment, as well as for insurance and letter of credit requirements.

Capital expenditures were approximately $7,100,000 (of which approximately $1,600,000 was financed under a capital lease) in the second quarter of 2005 as compared to approximately $4,700,000 in the second quarter of 2004 and approximately $12,700,000 (of which approximately $3,500,000 was financed under a capital lease) in the first six months of 2005 as compared to approximately $9,600,000 in the first six months of 2004. Capital expenditures were approximately $25,300,000 for the year ended December 31, 2004 and are expected to be between $40,000,000 and $45,000,000 in 2005. Under the Company’s Senior Secured Credit Facility, capital expenditures are limited to approximately $48,500,000 in 2005.

The Company’s working capital increased from approximately $284,100,000 at December 31, 2004 to approximately $301,300,000 at July 2, 2005, while the Company’s current ratio remained unchanged at 1.9:1 at July 2, 2005 as compared to December 31, 2004. This increase in working capital for the first six months of 2005 was primarily as a result of increased cash flow from operating activities invested in seasonal subsidiary needs for increased levels of accounts receivable and inventory as discussed below.

Accounts receivable increased approximately $58,500,000, or approximately 25.9%, between December 31, 2004 and July 2, 2005, while net sales increased approximately $98,900,000, or approximately 24.7%, in the second quarter of 2005 as compared to the fourth quarter of 2004. These increases are primarily a result of increased sales levels, timing of cash collections and acquisitions, which contributed approximately $11,200,000 to net sales in the second quarter of 2005 and approximately $2,400,000 to accounts receivable at July 2, 2005. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on July 2, 2005 as compared to December 31, 2004. The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in the second quarter of 2005.

Inventories increased approximately $24,000,000, or approximately 11.7%, between December 31, 2004 and July 2, 2005 primarily as a result of increases in products available for sale to customers serving the residential site-built market within the HVAC segment in anticipation of increased seasonal customer demand in the third quarter, increased inventory levels in the Residential Building Products Segment, in part, due to contingency plans implemented to ensure that operational disruptions are minimized from the possibility of a work stoppage at the Company’s NuTone Cincinnati, OH facility, strong demand of certain product categories and acquisitions which contributed approximately $1,400,000 to the increase in inventories at July 2, 2005. (See Note M of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Accounts payable increased approximately $30,500,000, or approximately 22.2%, between December 31, 2004 and July 2, 2005 due primarily to increased inventory levels and timing of payments. Acquisitions contributed approximately $1,900,000 to the increase in accounts payable at July 2, 2005.

Changes in certain working capital accounts, as noted above, between December 31, 2004 and July 2, 2005, differ from the changes reflected in the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the three preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Unrestricted cash and cash equivalents decreased approximately $20,710,000 and approximately $66,558,000 from December 31, 2004 to July 2, 2005 and from December 31, 2003 to July 3, 2004, respectively, principally as a result of the following:

	Condensed Consolidated
	Cash Flows (*)
	For the Six Months Ended
	Post-	Pre-
	Acquisition	Acquisition
	July 2, 2005	July 3, 2004
	(Amounts in thousands)
Operating Activities:
Cash flow from operations, net	$50,641	$11,001
Increase in accounts receivable, net	(60,602)	(48,357)
Increase in inventories	(23,964)	(38,057)
(Increase) / decrease in prepaids and other current assets	(7,825)	4,895
Increase in net assets of discontinued operations	---	(3,496)
Increase in accounts payable	31,844	45,937
Increase / (decrease) in accrued expenses and taxes	18,326	(689)
Investing Activities:
Capital expenditures	(9,238)	(9,616)
Net cash paid for businesses acquired	(13,400)	(16,500)
Purchase of investments and marketable securities	---	(5,000)
Proceeds from the sale of discontinued businesses	---	520,138
Proceeds from the sale of property and equipment	6,084	---
Change in restricted cash and investments	(275)	(111)
Financing Activities:
Change in borrowings, net	(5,983)	(4,011)
Sale of Floating Rate Notes	---	196,000
Redemption of Senior Notes	---	(716,700)
Other, net	(6,318)	(1,992)
	$(20,710)	$(66,558)

(*)       Summarized from the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended July 2, 2005 and July 3, 2004 (see the Unaudited  Financial Statements included elsewhere herein).

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

Company management uses EBITDA as a supplementary non-GAAP liquidity measure to allow the Company to evaluate its operating units cash-generating ability to fund income tax payments, corporate overhead, capital expenditures and increases in working capital. EBITDA is also used by management to allocate resources for growth among its businesses, to identify possible impairment charges, to evaluate the Company’s ability to service its debt and to raise capital for growth opportunities, including acquisitions. In addition, the Company uses EBITDA as a liquidity measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in the Company’s Senior Secured Credit Facility, note holders and Bond Rating agencies, among others, as a supplemental non-GAAP liquidity measure to assist them in their evaluation of the Company’s cash flow performance. The Company uses EBITDA in conjunction with traditional GAAP liquidity measures as part of its overall assessment of cash flow ability and therefore does not place undue reliance on EBITDA as its only measure of cash flow performance. The Company believes EBITDA is useful for both the Company and investors as it is a commonly used analytical measurement for assessing a company’s cash flow ability to service and/or incur additional indebtedness, which eliminates the impact of certain non-cash items such as depreciation and amortization. The Company believes that EBITDA is specifically relevant to the Company due to the Company’s leveraged position as well as the common use of EBITDA as a liquidity measure within the Company’s industries by lenders, investors, others in the financial community and peer group companies. The Company has included EBITDA as a supplemental liquidity measure, which should be evaluated by investors in conjunction with the traditional GAAP liquidity measures discussed earlier in this Liquidity and Capital Resources section for a complete evaluation of the Company’s cash flow performance.

The following table presents a reconciliation from net cash provided by (used in) operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the first six months ended July 2, 2005 and July 3, 2004:

	For the Six Months Ended
	Post-	Pre-
	Acquisition	Acquisition
	July 2, 2005	July 3, 2004
	(Amounts in thousands)

Net cash provided by (used in) operating activities *	$3,214	$(30,658)
Cash used by working capital and
other long-term asset and liability changes	47,427	41,659
Deferred federal income tax credit (provision) from continuing operations	6,445	(9,800)
Deferred federal income tax credit from discontinued operations	---	18,500
Non-cash stock based compensation	(158)	(5,241)
Gain on sale of discontinued operations	---	122,700
Gain on sale of fixed assets	506	---
Non-cash interest expense, net	(2,727)	(18,340)
Loss from debt retirement	---	(11,958)
Provision for income taxes from continuing operations	19,300	13,800
Provision for income taxes from discontinued operations	---	47,500
Interest expense from continuing operations	49,429	43,981
Interest expense from discontinued operations	---	4,597
Investment income from continuing operations	(762)	(1,279)
Investment income from discontinued operations	---	(34)
Depreciation expense from discontinued operations	---	1,202
Amortization expense from discontinued operations	---	203
EBITDA	$122,674	$216,832

*    Includes earnings of approximately $66,900,000 from discontinued operations for the first six months ended July 3, 2004 (see Note F of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

EBITDA includes approximately $200,000 and $3,300,000 of stock-based compensation charges recorded in the first six months ended July 2, 2005 and July 3, 2004, respectively (see Notes A and G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

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

As of July 2, 2005, approximately 11.7% of the Company’s workforce was subject to various collective bargaining agreements. Collective bargaining agreements covering approximately 2.5% of the Company’s workforce expired in 2004, which are currently being renegotiated, and those covering an additional 5.1% expired in 2005. On June 8, 2005 the Company’s collective bargaining agreement with the United Automobile Aerospace & Agricultural Implement Workers of America and its Local No. 2029 (covering approximately 5.1% of the Company’s workforce as of July 2, 2005) at the Cincinnati, OH location of the Company’s subsidiary NuTone, Inc. expired. The Company has presented its final proposal to the union bargaining committee but such proposal was not accepted by the union members. On July 16, 2005, the Company locked out the union employees at the NuTone Cincinnati, OH facility. The Company’s management has prepared contingency plans to ensure that operational disruptions are minimized and the Company’s customers’ needs are met without significant delay. Nonetheless, a work stoppage at one of the Company’s facilities that lasts for a significant period of time could cause the Company to lose sales, incur increased costs and adversely affect its ability to meet customers’ needs. As agreements expire, until negotiations are completed, it is not known whether the Company will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements or at all and without production interruptions, including labor stoppages.

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

There have been no significant changes in market risk from the December 31, 2004 disclosures included in the Company’s latest annual report on Form 10-K as filed with the SEC.

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

The Company has historically managed its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At July 2, 2005, approximately 48.7% of the carrying values of the Company’s long-term debt were at fixed interest rates.

B. Foreign Currency Risk

Sales and earnings derived from international markets and net assets within international markets are subject to, among others, the risks of currency fluctuations primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In the second quarter and first six months of 2005, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations, but may not be indicative of future results. The impact of foreign currency changes related to translation resulted in a decrease in stockholder’s investment of approximately $4,372,000 and $6,615,000 for the second quarter and first six months of 2005, respectively. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At July 2, 2005, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity pricing exposure. At July 2, 2005, the Company did not have any material outstanding commodity forward contracts.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as “intends”, “plans”, “estimates”, “believes”, “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on the Company’s current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials, (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, price, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company’s periodic reports on Forms 10-K, 10-Q and 8-K, as filed with the SEC.

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

August 5, 2005