Form 10-Q
period 2005-10-01
NORTEK INC
filed 2005-11-07
CIK 1216596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________

FORM 10-Q
__________

                        (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

The number of shares of Common Stock outstanding as of November 2, 2005 was 3,000.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands, except share data)

	October 1,	December 31,
	2005	2004
Assets
Current Assets:
Unrestricted cash and cash equivalents	$46,989	$94,955
Restricted cash and cash equivalents	2,271	---
Accounts receivable, less allowances of $6,941 and $5,467	296,617	225,706
Inventories:
Raw materials	77,067	72,166
Work in process	22,780	24,249
Finished goods	125,573	109,134
	225,420	205,549

Prepaid expenses	11,201	8,596
Other current assets	27,283	26,126
Prepaid income taxes	29,794	34,663
Current portion of receivable from affiliate	---	17,220
Total current assets	639,575	612,815

Property and Equipment, at Cost:
Land	8,780	8,683
Buildings and improvements	72,097	75,476
Machinery and equipment	140,522	124,644
	221,399	208,803
Less accumulated depreciation	24,338	7,713
Total property and equipment, net	197,061	201,090

Other Assets:
Goodwill	1,383,848	1,295,105
Intangible assets, less accumulated amortization of $21,507 and $8,436	99,312	110,715
Deferred debt expense	37,930	41,741
Long-term portion of receivable from affiliate	16,893	16,088
Restricted investments and marketable securities	3,808	8,605
Other assets	8,569	11,154
	1,550,360	1,483,408
	$2,386,996	$2,297,313

Liabilities and Stockholder’s Investment

Current Liabilities:
Notes payable and other short-term obligations	$6,894	$5,364
Current maturities of long-term debt	11,291	14,414
Accounts payable	171,229	137,343
Accrued expenses and taxes, net	172,311	171,591
Total current liabilities	361,725	328,712

Other Liabilities:
Deferred income taxes	27,647	32,737
Other	163,380	168,708
	191,027	201,445

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,357,885	1,350,210

Stockholder’s Investment:
Common stock, $0.01 par value, authorized 3,000 shares; 3,000 issued and outstanding
at October 1, 2005 and December 31, 2004	---	---
Additional paid-in capital	414,619	410,581
Retained earnings (accumulated deficit)	54,300	(2,700)
Accumulated other comprehensive income	7,440	9,065
Total stockholder's investment	476,359	416,946
Total Liabilities and Stockholder's Investment:	$2,386,996	$2,297,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Periods
	Post-Acquisition		Pre-Acquisition
	July 3, 2005 -	Aug. 28, 2004 -	July 4, 2004 -
	Oct. 1, 2005	Oct. 2, 2004	Aug. 27, 2004
	(Amounts in thousands)

Net Sales	$522,866	$161,028	$266,836

Costs and Expenses:
Cost of products sold	361,268	115,892	191,073
Selling, general and administrative expense	89,627	28,267	46,014
Amortization of intangible assets	4,391	1,404	2,020
Expenses and charges arising from the Acquisition	---	---	83,700
	455,286	145,563	322,807
Operating earnings (loss)	67,580	15,465	(55,971)
Interest expense	(26,544)	(16,197)	(12,092)
Loss from debt retirement	---	---	(118,778)
Investment income	264	32	241
Earnings (loss) from continuing operations before provision (benefit) for income taxes	41,300	(700)	(186,600)
Provision (benefit) for income taxes	16,300	(300)	(55,200)
Earnings (loss) from continuing operations	25,000	(400)	(131,400)
Earnings from discontinued operations	---	---	500
Net earnings (loss)	$25,000	$(400)	$(130,900)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Periods
	Post-Acquisition		Pre-Acquisition
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Oct. 1, 2005	Oct. 2, 2004	Aug. 27, 2004
	(Amounts in thousands)

Net Sales	$1,455,844	$161,028	$1,117,860

Costs and Expenses:
Cost of products sold	1,021,133	115,892	792,759
Selling, general and administrative expense	254,055	28,267	199,943
Amortization of intangible assets	13,109	1,404	8,869
Expenses and charges arising from the Acquisition	---	---	83,700
	1,288,297	145,563	1,085,271
Operating earnings	167,547	15,465	32,589
Interest expense	(75,973)	(16,197)	(56,073)
Loss from debt retirement	---	---	(130,736)
Investment income	1,026	32	1,520
Earnings (loss) from continuing operations before provision (benefit) for income taxes	92,600	(700)	(152,700)
Provision (benefit) for income taxes	35,600	(300)	(41,400)
Earnings (loss) from continuing operations	57,000	(400)	(111,300)
Earnings from discontinued operations	---	---	67,400
Net earnings (loss)	$57,000	$(400)	$(43,900)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Periods
	Post-Acquisition		Pre-Acquisition
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Oct. 1, 2005	Oct. 2, 2004	Aug. 27, 2004
	(Amounts in thousands)

Cash Flows from operating activities:
Net earnings (loss) from continuing operations	$57,000	$(400)	$(111,300)
Earnings from discontinued operations	---	---	67,400
Net earnings (loss)	57,000	(400)	(43,900)

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense, including amortization of purchase price allocated to inventory	34,343	6,307	25,823
Non-cash interest expense, net	4,089	389	24,671
Effect of the Acquisition, net	---	---	38,423
Non-cash stock-based compensation	248	30	48,561
Loss from debt retirement	---	---	130,736
Gain on the sale of discontinued operations	---	---	(125,200)
Gain on sale of fixed assets	(220)	---	---
Deferred federal income tax provision from continuing operations	22,700	---	9,800
Deferred federal income tax credit from discontinued operations	---	---	(18,500)
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(64,462)	(1,347)	(26,921)
Inventories	(11,633)	(5,907)	(34,337)
Prepaids and other current assets	(8,197)	17,853	(14,363)
Net assets of discontinued operations	---	---	2,326
Accounts payable	32,849	(15,274)	52,669
Accrued expenses and taxes	(3,060)	14,768	(33,926)
Long-term assets, liabilities and other, net	(3,880)	(1,672)	835
Total adjustments to net earnings (loss)	2,777	15,147	80,597
Net cash provided by operating activities	$59,777	$14,747	$36,697

Cash Flows from investing activities:
Capital expenditures	$(15,020)	$(2,620)	$(11,848)
Net cash paid for businesses acquired	(88,800)	---	(16,500)
Purchase of outstanding equity shares of the Company by Thomas H. Lee Partners, L.P. and affiliates	---	(706,189)	---
Purchase of investments and marketable securities	---	---	(5,000)
Proceeds from the sale of investments and marketable securities	---	---	5,000
Payment of Acquisition fees and expenses	---	(57,000)	---
Proceeds from the sale of discontinued businesses	---	---	526,000
Proceeds from the sale of property and equipment	6,144	---	---
Change in restricted cash and investments	(2,070)	1	(103)
Other, net	(1,485)	(53)	(291)
Net cash (used in) provided by investing activities	(101,231)	(765,861)	497,258
Cash Flows from financing activities:
Change in borrowings, net	(6,305)	(484)	(5,370)
Sale of Floating Rate Notes	---	---	196,000
Redemption of notes in connection with the Acquisition	---	(919,300)	---
Redemption of Senior Notes	---	---	(716,700)
Net proceeds from the sale of the 8 1/2% Notes	---	605,400	---
Net proceeds from borrowings under the Senior Secured Credit Facility	---	685,350	---
Equity investment by Thomas H. Lee Partners, L.P. and affiliates	---	361,841	---
Settlement of stock options	---	(113,032)	---
Other, net	(207)	76	(55)
Net cash (used in) provided by financing activities	(6,512)	619,851	(526,125)
Net (decrease) increase in unrestricted cash and cash equivalents	(47,966)	(131,263)	7,830
Unrestricted cash and cash equivalents at the beginning of the period	94,955	201,950	194,120
Unrestricted cash and cash equivalents at the end of the period	$46,989	$70,687	$201,950

Supplemental disclosure of cash flow information:
Interest paid	$85,659	$16,676	$71,640
Income taxes paid (refunded), net	$9,264	$(35,437)	$43,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE PERIOD JULY 4, 2004 TO AUGUST 27, 2004
(Dollar amounts in thousands)

	Former Nortek	Former Nortek
	Holdings	Holdings			Accumulated
	Series B	Class A	Additional		Other
	Preference	Common	Paid in	Retained	Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings	Income (Loss)	Income (Loss)

Balance, July 3, 2004	$8,130	$397	$177,486	$87,000	$15,691	$ ---
Net loss	---	---	---	(130,900)	---	(130,900)
Other comprehensive income (loss):
Currency translation adjustment	---	---	---	---	(197)	(197)
Unrealized appreciation in the fair value
of marketable securities	---	---	---	---	24	24
Comprehensive loss						$(131,073)
Settlement and cancellation of stock options, net	---	---	(43,035)	---	---
Subtotal	8,130	397	134,451	(43,900)	15,518
Effect of the Acquisition	(8,130)	(397)	272,987	43,900	(15,518)
Balance, August 27, 2004	$ ---	$ ---	$407,438	$ ---	$ ---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE PERIOD JANUARY 1, 2004 TO AUGUST 27, 2004
(Dollar amounts in thousands)

	Former Nortek	Former Nortek
	Holdings	Holdings				Accumulated
	Series B	Class A	Additional			Other
	Preference	Common	Paid in	Retained		Comprehensive	Comprehensive
	Stock	Stock	Capital	Earnings		Income (Loss)	Income (Loss)

Balance, December 31, 2003	$8,130	$397	$172,244	$	---	$19,437	$ ---
Net loss	---	---	---		(43,900)	---	(43,900)
Other comprehensive income (loss):
Currency translation adjustment	---	---	---		---	(3,958)	(3,958)
Unrealized appreciation in the fair value of
marketable securities	---	---	---		---	21	21
Minimum pension liability, net of tax of $10	---	---	---		---	18	18
Comprehensive loss							$(47,819)
Stock-based compensation	---	---	5,242		---	---
Settlement and cancellation of stock options, net	---	---	(43,035)		---	---
Subtotal	8,130	397	134,451		(43,900)	15,518
Effect of the Acquisition	(8,130)	(397)	272,987		43,900	(15,518)
Balance, August 27, 2004	$ ---	$ ---	$407,438	$	---	$ ---

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE PERIOD AUGUST 28, 2004 TO OCTOBER 2, 2004
(Dollar amounts in thousands)

			Accumulated
	Additional		Other
	Paid in	Accumulated	Comprehensive	Comprehensive
	Capital	Deficit	Income (Loss)	Income (Loss)

Balance, August 28, 2004	$407,438	$ ---	$ ---	$ ---
Net loss	---	(400)	---	(400)
Other comprehensive income (loss):
Currency translation adjustment	---	---	3,989	3,989
Unrealized decline in the fair value of marketable securities	---	---	(9)	(9)
Comprehensive income				$3,580
Capital contribution from parent	211	---	---
Stock-based compensation	30	---	---
Balance, October 2, 2004	$407,679	$(400)	$3,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE THREE MONTHS ENDED OCTOBER 1, 2005
(Dollar amounts in thousands)

			Accumulated
	Additional		Other
	Paid in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income (Loss)	Income (Loss)

Balance, July 2, 2005	$414,265	$29,300	$2,457	$ ---
Net earnings	---	25,000	---	25,000
Other comprehensive income (loss):
Currency translation adjustment	---	---	4,996	4,996
Unrealized decline in the fair value of marketable securities	---	---	(13)	(13)
Comprehensive income				$29,983
Capital contribution from parent	264	---	---
Stock-based compensation	90	---	---
Balance, October 1, 2005	$414,619	$54,300	$7,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE NINE MONTHS ENDED OCTOBER 1, 2005
(Dollar amounts in thousands)

		Retained	Accumulated
	Additional	Earnings	Other
	Paid in	(Accumulated	Comprehensive	Comprehensive
	Capital	Deficit)	Income (Loss)	Income (Loss)

Balance, December 31, 2004	$410,581	$(2,700)	$9,065	$ ---
Net earnings	---	57,000	---	57,000
Other comprehensive income (loss):
Currency translation adjustment	---	---	(1,619)	(1,619)
Unrealized decline in the fair value of marketable securities	---	---	(6)	(6)
Comprehensive income				$55,375
Capital contribution from parent	3,790	---	---
Stock-based compensation	248	---	---
Balance, October 1, 2005	$414,619	$54,300	$7,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2005 AND OCTOBER 2, 2004

(A)     The unaudited condensed consolidated financial statements presented herein (the “Unaudited Financial Statements”) for periods prior to August 28, 2004 (“Pre-Acquisition”) reflect the financial position, results of operations and cash flows of the former Nortek Holdings, Inc. and all of its wholly-owned subsidiaries (the predecessor company) and subsequent to August 27, 2004 (“Post-Acquisition”) reflect the financial position, results of operations and cash flows of Nortek, Inc. (the successor company and survivor from the mergers noted below in connection with the THL Transaction). The Unaudited Financial Statements include the accounts of the former Nortek Holdings, Inc. and Nortek, Inc., as appropriate and all of their wholly-owned subsidiaries (individually and collectively, the “Company” or “Nortek”), after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the prior year’s Unaudited Financial Statements have been reclassified to conform to the current year presentation. It is suggested that these Unaudited Financial Statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission (“SEC”).

Stock-Based Compensation of Employees, Officers and Directors

The Company uses the fair value method of accounting for stock-based employee compensation in accordance with Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

The Company recorded stock-based compensation charges in continuing operations of approximately $100,000 and $300,000 for the three months and nine months ended October 1, 2005, respectively, in accordance with SFAS No. 123. In the period from August 28, 2004 to October 2, 2004, the Company recorded stock-based compensation charges in continuing operations of approximately $30,000 related to the C-1 Units received by certain employees and consultants of the Company in connection with the THL Transaction (see Note B) and in the periods from July 4, 2004 to August 27, 2004 and from January 1, 2004 to August 27, 2004, recorded stock-based compensation charges in continuing operations of approximately $45,200,000 and $48,500,000, respectively, related to the accelerated vesting and achievement of the performance criteria for a portion of the Company’s outstanding stock options due to the change in control of the Company as a result of the Acquisition. A portion of this expense has been allocated to the Company’s reporting segments for all periods presented and a portion has been recorded in Unallocated (see Note G). In addition, the Company recorded stock-based employee compensation charges in discontinued operations of approximately $4,500,000 and $6,400,000 for the periods from July 4, 2004 to August 27, 2004 and from January 1, 2004 to August 27, 2004, respectively, relating to the accelerated vesting and achievement of the performance criteria for a portion of the Company’s outstanding Class A and B stock options, which were retained by employees of the discontinued operations (see Note F) due to the change of control of the Company as a result of the Acquisition.

In connection with the THL Transaction on August 27, 2004, certain employees and consultants received approximately 21,184 C-1 units and approximately 42,368 C-2 units, which represent equity interests in THL-Nortek Investors, LLC (“Investors LLC”) that function similar to stock options. During the second quarter of 2005, approximately 1,500 C-1 units and approximately 3,000 C-2 units were granted to one of the Company’s officers. The C-1 units vest pro rata on a quarterly basis over a three-year period and approximately 7,175 and 1,758 were vested at October 1, 2005 and December 31, 2004, respectively. The total stock-based employee compensation charge associated with the C-1 units is approximately $1,000,000, which is being amortized pro rata over the three-year vesting period. Approximately $649,000 remains to be amortized at October 1, 2005. The C-2 units only vest in the event that certain performance-based criteria, as defined, are met. As of October 1, 2005, there was approximately $1,600,000 of unamortized stock-based employee compensation with respect to the C-2 units, which will be amortized in the event that it becomes probable that the C-2 units or any portion thereof will vest. The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS No. 95”). The accounting for share-based payments under SFAS No. 123R is similar to the approach described in SFAS No. 123. The provisions of SFAS No. 123R will be effective for the Company beginning after January 1, 2006 with earlier adoption encouraged.

Under SFAS No. 123R, the Company plans on adopting the modified-prospective transition method of accounting for stock-based compensation. Under the modified-prospective transition method, the Company would be required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS No. 123R is adopted would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123. Under the modified-prospective transition method, prior periods would not be restated.

The Company does not believe that the adoption of SFAS No. 123R will have a material impact on its financial position or results of operations.

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

In connection with accounting for the purchase price for the Acquisition, Nortek recorded a deferred tax benefit of approximately $32,550,000 representing the tax benefit related to the deferred compensation plan of Nortek Holdings. At October 1, 2005 the deferred tax benefit was approximately $16,893,000 (all of which is recorded as a long-term asset) and at December 31, 2004 the deferred tax benefit was approximately $33,308,000 (of which approximately $17,220,000 and $16,088,000 is recorded as a current and long-term asset, respectively). The deferred tax benefits are classified as receivables from affiliate on the Company’s accompanying unaudited condensed consolidated balance sheet.

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

During the three and nine months ended October 1, 2005 and the period from August 28, 2004 to October 2, 2004, the Company recorded approximately $400,000, $700,000 and $2,400,000, respectively, of amortization of excess purchase price allocated to inventory related to the Acquisition as a non-cash charge to cost of goods sold.

The following reflects the unaudited pro forma effect of the Acquisition on continuing operations for the periods presented below:

	Pro Forma for the Period
	July 4, 2004 - Aug. 27, 2004	Jan. 1, 2004 - Aug. 27, 2004
	(Amounts in thousands)

Net sales	$266,836	$1,117,860
Operating earnings	$27,469	$108,852
Earnings from continuing operations	$6,489	$27,450

The unaudited pro forma condensed consolidated amounts presented above have been prepared by adjusting historical amounts for the period to give effect to the Acquisition as if it had occurred on January 1, 2004. The pro forma adjustments to the historical results of operations for the amounts presented include the pro forma impact of the purchase accounting for such period, the elimination of approximately $83,700,000 of expenses and charges arising from the Acquisition in August of 2004 recorded during such period, as the unaudited pro forma condensed consolidated summary of operations assumes that the Acquisition occurred on January 1, 2004.

The following table presents a summary of the activity in goodwill for continuing operations and discontinued operations for the nine months ended October 1, 2005, the period from August 28, 2004 to December 31, 2004 and the period from January 1, 2004 to August 27, 2004.

	Continuing	Discontinued
	Operations	Operations	Total
	(Amounts in thousands)

Balance as of December 31, 2003	$675,846	$222,194	$898,040
Acquisitions during the period from January 1, 2004 to August 27, 2004	6,841	---	6,841
Dispositions	---	(222,194)	(222,194)
Purchase accounting adjustments	(3,229)	---	(3,229)
Impact of foreign currency translation	1	---	1
Balance as of August 27, 2004	679,459	---	679,459
Effect of the Acquisition	607,053	---	607,053
Acquisitions during the period from August 28, 2004 to December 31, 2004	8,805	---	8,805
Purchase accounting adjustments	(2,005)	---	(2,005)
Impact of foreign currency translation	1,793	---	1,793
Balance as of December 31, 2004	1,295,105	---	1,295,105
Acquisitions during the nine months ended October 1, 2005	90,234	---	90,234
Purchase accounting adjustments	(1,105)	---	(1,105)
Impact of foreign currency translation	(386)	---	(386)
Balance as of October 1, 2005	$1,383,848	$ ---	$1,383,848

Approximately $82,600,000 of goodwill associated with companies acquired in 2005 (see Note D) will be deductible for income tax purposes. Purchase accounting adjustments relate principally to final revisions resulting from the completion of fair value adjustments and adjustments to deferred income taxes that impact goodwill.

(C)
On August 27, 2004 in connection with the Acquisition, the Company purchased for cash through a tender offer or redeemed for cash pursuant to the applicable indenture governing such notes all of the former Nortek Holdings’ 10% Senior Discount Notes due 2011 (the “Senior Discount Notes) (approximately $376,500,000 of accreted principal as of August 27, 2004), all of its outstanding $200,000,000 in principal amount Floating Rate Notes due 2010 (the “Floating Rate Notes), and approximately $240,000,000 principal amount of its outstanding 9 7/8% Senior Subordinated Notes due 2011 ($250,000,000 in principal amount outstanding immediately before the Acquisition) (the “9 7/8% Notes”). The Company recorded a pre-tax loss from debt retirement of approximately $118,778,000 in the period from July 4, 2004 to August 27, 2004 as a result of these debt redemptions. As the indenture governing the 9 7/8% Notes does not allow for redemption, after completion of the tender offer on August 27, 2004, approximately $10,000,000 in aggregate principal amount of such notes remains outstanding.

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

On March 14, 2004, Nortek redeemed $60,000,000 of its outstanding 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”) and on March 31, 2004, Nortek redeemed the remaining $150,000,000 of its outstanding 8 7/8% Notes (see below). The 8 7/8% Notes were called at a redemption price of 104.438% of the principal amount thereof plus accrued and unpaid interest. Nortek used the net proceeds of approximately $196,000,000 from the sale of the Floating Rate Notes on March 1, 2004, together with existing cash on hand, to fund the redemption of the 8 7/8% Notes.

The open market purchases and the redemption of the Senior Discount Notes, the Floating Rate Notes, the 9 7/8% Notes, the 9 1/4% Notes, the 9 1/8% Notes and the 8 7/8% Notes noted above resulted in a pre-tax loss of approximately $118,778,000 and $130,736,000 in the periods from July 4, 2004 to August 27, 2004 and from January 1, 2004 to August 27, 2004, respectively, based upon the difference between the respective redemption prices indicated above and the estimated carrying values at the redemption dates.

Interest expense for the period from January 1, 2004 to August 27, 2004 includes duplicative interest arising during the waiting period from the call for redemption to the date of redemption of the 8 7/8% Notes as during that period, the Floating Rate Notes, whose proceeds were used to refinance the 8 7/8% Notes, were also outstanding.

Also in connection with the Acquisition, the Company received a bridge-financing letter from a lender for a senior unsecured term loan facility not to exceed $625,000,000 (the “THL Bridge Facility”). The THL Bridge Facility was intended to be used to fund, if necessary, any short fall in raising the financing necessary to consummate the Acquisition. Nortek did not use this THL Bridge Facility because it was able to obtain the financing necessary to consummate the Acquisition through conventional sources. The THL Bridge Facility expired upon the closing of the Acquisition. As a result, the Company’s consolidated interest expense for the period from August 28, 2004 to October 2, 2004 includes approximately $6,250,000 of interest expense from the amortization of the THL Bridge Facility commitment fees and related expenses.

At October 1, 2005, approximately $112,800,000 was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive loan agreement, the Company’s Senior Secured Credit Facility.

(D)
On August 26, 2005, the Company acquired the assets of Sunfire Corporation (“Sunfire”) for approximately $4,000,000 (utilizing approximately $3,500,000 of cash on hand and issuing an unsecured subordinated promissory note in the amount of approximately $500,000) plus contingent consideration. Sunfire is located in Snohomish, WA and manufactures and designs home audio and home cinema amplifiers, receivers and subwoofers.

On August 8, 2005, the Company acquired the stock of Imerge Limited (“Imerge”) for approximately $6,000,000 in cash plus contingent consideration. Imerge is located in Cambridge, United Kingdom and manufactures and designs hard disk media players and multi-room audio servers.

On July 15, 2005, the Company acquired the assets and certain liabilities of Niles Audio Corporation (“Niles”) for approximately $76,500,000. In connection with the acquisition of Niles, the Company utilized approximately $41,500,000 of cash on hand, borrowed approximately $25,000,000 against the U.S. portion of its revolving credit facility (which was subsequently paid prior to October 1, 2005) and issued an unsecured promissory note in the amount of approximately $10,000,000. Niles is located in Miami, FL and manufactures and designs products that provide customers with innovative solutions for whole-house distribution and integration of audio and video systems, including speakers, receivers, amplifiers, automation devices, controls and accessories. For the year ended December 31, 2004, Niles had unaudited net sales, operating earnings and depreciation and amortization expense of approximately $50,000,000, $8,500,000 and $500,000, respectively.

On June 13, 2005, the Company, through its wholly-owned subsidiary Nordyne Inc. (“Nordyne”), acquired International Marketing Supply, Inc. (“IMS”) for approximately $4,600,000, utilizing approximately $4,100,000 of cash on hand and issuing an unsecured promissory note in the amount of approximately $500,000. IMS is located in Miami, FL and sells heating, ventilation and air-conditioning equipment to customers in Latin America.

On April 26, 2005, the Company, through its indirect wholly-owned subsidiary, Linear LLC (“Linear”), acquired Panamax for approximately $11,850,000 (utilizing approximately $9,600,000 of cash on hand and issuing an unsecured promissory note in the amount of approximately $2,250,000) plus contingent consideration. Panamax is located in Petaluma, CA and manufactures and designs innovative power conditioning and surge protection products that prevent loss or damage of home and small business equipment due to power disturbances.

On December 17, 2004, the Company, through Linear, acquired M&S Systems, LP (“M&S”), located in Dallas, TX, for approximately $16,400,000 in cash. M&S is a manufacturer and designer of distributed audio and communication equipment, speakers and central vacuum systems.

On March 9, 2004, the Company, through Linear, acquired OmniMount Systems, Inc. (“OmniMount”) for approximately $16,500,000 in cash plus contingent consideration. OmniMount is a manufacturer and designer of speaker and video mountings and other products to maximize the home theater experience.

The estimated total potential amount of contingent consideration that may be paid in the future for these acquisitions is approximately $7,250,000.

Acquisitions contributed approximately $30,300,000, $4,100,000 and $200,000 to net sales, operating earnings and depreciation and amortization expense, respectively, for the three months ended October 1, 2005 and contributed approximately $53,700,000, $5,800,000 and $400,000 to net sales, operating earnings and depreciation and amortization expense, respectively, for the nine months ended October 1, 2005. Sunfire, Imerge, Niles, Panamax, M&S and OmniMount are included in the Residential Building Products Segment in the Company’s segment reporting, while IMS is included in the Air Conditioning and Heating Products Segment in the Company’s segment reporting.

During the nine months ended October 1, 2005 and the period from January 1, 2004 to August 27, 2004, the Company recorded approximately $100,000 and $200,000, respectively, of amortization of excess purchase price allocated to inventory related to the acquisitions noted above as a non-cash charge to cost of goods sold.

Acquisitions are accounted for as purchases and accordingly have been included in the Company’s consolidated results of operations since the acquisition date. For recent acquisitions, the Company has made preliminary estimates of the fair value of the assets and liabilities of the acquired companies, including intangible assets and property and equipment, as of the date of acquisition, utilizing information available at the time that the Company’s Unaudited Financial Statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. The Company is in the process of obtaining appraisals of intangible assets and property and equipment and finalizing the integration of the acquired companies, which are expected to be completed by the end of the first half of 2006.

Pro forma results related to the acquisitions noted herein have not been presented, as the effect is not significant to the Company’s consolidated operating results.

(E)           The operating results of the Air Conditioning and Heating Products Segment for the periods from August 28, 2004 to October 2, 2004, from July 4, 2004 to August 27, 2004 and from January 1, 2004 to August 27, 2004 include approximately $200,000, $300,000 and $2,200,000, respectively, of costs associated with the closure of certain manufacturing facilities (see Note J).

Operating results for the three months ended October 1, 2005 include a non-cash foreign exchange gain of approximately $100,000 and for the nine months ended October 1, 2005 include a non-cash foreign exchange loss of approximately $1,300,000 related to intercompany debt not permanently invested in the Company’s subsidiaries. Operating results for the periods from August 28, 2004 to October 2, 2004, from July 4, 2004 to August 27, 2004 and from January 1, 2004 to August 27, 2004 include non-cash foreign exchange losses of approximately $100,000, $300,000 and $800,000, respectively, related to intercompany debt not permanently invested in the Company’s subsidiaries. A portion of this expense has been allocated to the Company’s reporting segments for all periods presented (see Note G).

Operating results for the nine months ended October 1, 2005 include a gain of approximately $1,400,000 from the settlement of certain obligations related to former subsidiaries (see Note I).

During the three months and nine months ended October 1, 2005 the Company recorded a pre-tax charge to continuing operations of approximately $100,000 and $300,000, respectively, for compensation expense related to stock options issued to employees, officers and directors in accordance with SFAS No. 123. During the periods from August 28, 2004 to October 2, 2004, from July 4, 2004 to August 27, 2004 and from January 1, 2004 to August 27, 2004 the Company recorded a pre-tax charge to continuing operations of approximately $30,000, $45,200,000 and $48,500,000, respectively, for compensation expense related to stock options issued to employees, officers and directors in accordance with SFAS No. 123 (see Note A). A portion of this expense has been allocated to the Company’s reporting segments for all periods presented (see Note G).

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

The Company allocates interest to dispositions that qualify as a discontinued operation for debt instruments which are entered into specifically and solely with the entity disposed of and for debt which is settled with proceeds received from the disposition. Interest allocated to discontinued operations, included in interest income (expense), net, in the table below, was approximately $2,800,000 (net of taxes of approximately $1,600,000) for the period from January 1, 2004 to August 27, 2004.

The sale of La Cornue and Ply Gem and the related operating results have been excluded from earnings (loss) from continuing operations and are classified as discontinued operations for all applicable periods presented.

The table that follows presents a summary of the results of discontinued operations for the periods presented:

	Pre-Acquisition
	For the Periods
	July 4, 2004 -	Jan. 1, 2004 -
	Aug. 27, 2004	Aug. 27, 2004
	(Amounts in thousands)

Net sales	$3,500	$48,900

Operating loss of discontinued operations *	$(4,006)	$(7,743)
Interest income (expense), net	6	(4,557)
Loss before income tax benefit	(4,000)	(12,300)
Income tax benefit	(1,800)	(4,700)
Loss from discontinued operations	(2,200)	(7,600)

Gain on sale of discontinued operations	2,500	125,200
Income tax (benefit) provision on sale of discontinued operations	(200)	50,200
	2,700	75,000

Earnings from discontinued operations	$500	$67,400

Depreciation and amortization expense	$8	$1,413

*	Operating loss of discontinued operations are net of Ply Gem corporate expenses, which were previously included within Unallocated in the Company’s segment reporting.

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

Unaudited net sales, operating earnings (loss) and pre-tax earnings (loss) from continuing operations for the Company’s segments for the three months ended October 1, 2005 and the periods from August 28, 2004 to October 2, 2004 and from July 4, 2004 to August 27, 2004 were as follows:

	For the Periods
	Post-Acquisition		Pre-Acquisition
	July 3, 2005 -	Aug. 28, 2004 -	July 4, 2004 -
	Oct. 1, 2005	Oct. 2, 2004	Aug. 27, 2004
	(Amounts in thousands)

Net sales:
Residential building products	$299,077	$99,185	$146,523
Air conditioning and heating products	223,789	61,843	120,313
Consolidated net sales	$522,866	$161,028	$266,836

Operating earnings (loss):
Residential building products *	$51,373	$16,387	$20,711
Air conditioning and heating products *	22,154	1,168	217
Subtotal	73,527	17,555	20,928
Unallocated:
Expenses and charges arising from the Acquisition	---	---	(38,500)
Stock-based compensation charges	(100)	---	(34,100)
Other, net	(5,847)	(2,090)	(4,299)
Consolidated operating earnings (loss)	67,580	15,465	(55,971)
Interest expense	(26,544)	(16,197)	(12,092)
Loss from debt retirement	---	---	(118,778)
Investment income	264	32	241
Earnings (loss) before provision (benefit) for income taxes	$41,300	$(700)	$(186,600)

*
The operating results of the Residential Building Products Segment for the periods from August 28, 2004 to October 2, 2004 and from July 4, 2004 to August 27, 2004 include non-cash foreign exchange losses of approximately $100,000 and $300,000, respectively, related to intercompany debt not permanently invested in the Company’s subsidiaries. The operating results of the Residential Building Products Segment for the period from July 4, 2004 to August 27, 2004 also include approximately $5,300,000 of stock-based compensation charges (see Note A).

The operating results of the Air Conditioning and Heating Products Segment for the three months ended October 1, 2005 include a non-cash foreign exchange gain of approximately $100,000 related to intercompany debt not permanently invested in the Company’s subsidiaries. The operating results of the Air Conditioning and Heating Products Segment for the periods from August 28, 2004 to October 2, 2004 and from July 4, 2004 to August 27, 2004 include approximately $200,000 and $300,000, respectively, of costs associated with the closure of certain manufacturing facilities (see Note J) and also includes for the period from July 4, 2004 to August 27, 2004 approximately $5,800,000 of stock-based compensation charges (see Note A).

Unaudited net sales, operating earnings and pre-tax earnings (loss) from continuing operations for the Company’s segments for the nine months ended October 1, 2005 and the periods from August 28, 2004 to October 2, 2004 and from January 1, 2004 to August 27, 2004 were as follows:

	For the Periods
	Post-Acquisition		Pre-Acquisition
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Oct. 1, 2005	Oct. 2, 2004	Aug. 27, 2004
	(Amounts in thousands)

Net sales:
Residential building products	$839,029	$99,185	$623,859
Air conditioning and heating products	616,815	61,843	494,001
Consolidated net sales	$1,455,844	$161,028	$1,117,860

Operating earnings:
Residential building products *	$135,012	$16,387	$102,808
Air conditioning and heating products *	49,927	1,168	25,507
Subtotal	184,939	17,555	128,315
Unallocated:
Expenses and charges arising from the Acquisition	---	---	(38,500)
Stock-based compensation charges	(300)	---	(36,400)
Foreign exchange loss on intercompany debt	(300)	---	(200)
Gain on legal settlement	1,400	---	---
Other, net	(18,192)	(2,090)	(20,626)
Consolidated operating earnings	167,547	15,465	32,589
Interest expense	(75,973)	(16,197)	(56,073)
Loss from debt retirement	---	---	(130,736)
Investment income	1,026	32	1,520
Earnings (loss) before provision (benefit) for income taxes	$92,600	$(700)	$(152,700)

*
The operating results of the Residential Building Products Segment for the nine months ended October 1, 2005 and the periods from August 28, 2004 to October 2, 2004 and from January 1, 2004 to August 27, 2004 include non-cash foreign exchange losses of approximately $1,000,000, $100,000 and $600,000, respectively, related to intercompany debt not permanently invested in the Company’s subsidiaries. The operating results of the Residential Building Products Segment for the period from January 1, 2004 to August 27, 2004 also include approximately $5,900,000 of stock-based compensation charges (see Note A).

The operating results of the Air Conditioning and Heating Products Segment for the periods from August 28, 2004 to October 2, 2004 and from January 1, 2004 to August 27, 2004 include approximately $200,000 and $2,200,000, respectively, of costs associated with the closure of certain manufacturing facilities (see Note J) and also includes for the period from January 1, 2004 to August 27, 2004 approximately $6,200,000 of stock-based compensation charges (see Note A).

Unaudited depreciation expense, amortization of intangible assets and purchase price allocated to inventory and capital expenditures from continuing operations for the Company’s segments for the three months ended October 1, 2005 and the periods from August 28, 2004 to October 2, 2004 and from July 4, 2004 to August 27, 2004 were as follows:

	For the Periods
	Post-Acquisition		Pre-Acquisition
	July 3, 2005 -	Aug. 28, 2004 -	July 4, 2004 -
	Oct. 1, 2005	Oct. 2, 2004	Aug. 27, 2004
	(Amounts in thousands)

Depreciation Expense:
Residential building products	$3,406	$1,288	$2,036
Air conditioning and heating products	3,239	1,171	1,800
Other	231	65	103
Consolidated depreciation expense	$6,876	$2,524	$3,939

Amortization of intangible assets and purchase price allocated to inventory *:
Residential building products	$3,837	$2,953	$1,503
Air conditioning and heating products	797	782	519
Other	126	48	---
Consolidated amortization expense and purchase price allocated to inventory	$4,760	$3,783	$2,022

Capital Expenditures **:
Residential building products	$2,390	$679	$2,157
Air conditioning and heating products	4,316	2,208	1,008
Other	225	---	5
Consolidated capital expenditures	$6,931	$2,887	$3,170

*
During the three months ended October 1, 2005 and the period from August 28, 2004 to October 2, 2004 the Company reflected amortization of approximately $400,000 and $1,900,000, respectively, in the Residential Building Products Segment and for the period from August 28, 2004 to October 2, 2004 approximately $500,000 in the Air Conditioning and Heating Products Segment of excess purchase price allocated to inventory as a non-cash charge to cost of products sold.

**
Includes capital expenditures financed under capital leases of approximately $1,100,000, $300,000 and $900,000 for the three months ended October 1, 2005 and the periods from August 28, 2004 to October 2, 2004 and from July 4, 2004 to August 27, 2004, respectively.

Unaudited depreciation expense, amortization of intangible assets and purchase price allocated to inventory and capital expenditures from continuing operations for the Company’s segments for the nine months ended October 1, 2005 and the periods from August 28, 2004 to October 2, 2004 and from January 1, 2004 to August 27, 2004 were as follows:

	For the Periods
	Post-Acquisition		Pre-Acquisition
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Oct. 1, 2005	Oct. 2, 2004	Aug. 27, 2004
	(Amounts in thousands)

Depreciation Expense:
Residential building products	$10,174	$1,288	$8,495
Air conditioning and heating products	9,605	1,171	7,828
Other	655	65	408
Consolidated depreciation expense	$20,434	$2,524	$16,731

Amortization of intangible assets and purchase price allocated to inventory *:
Residential building products	$11,137	$2,953	$6,879
Air conditioning and heating products	2,397	782	2,213
Other	375	48	---
Consolidated amortization expense and purchase price allocated to inventory	$13,909	$3,783	$9,092

Capital Expenditures **:
Residential building products	$7,171	$679	$6,956
Air conditioning and heating products	11,993	2,208	5,483
Other	451	---	347
Consolidated capital expenditures	$19,615	$2,887	$12,786

*
During the nine months ended October 2, 2005 and the periods from August 28, 2004 to October 2, 2004 and from January 1, 2004 to August 27, 2004 the Company reflected amortization of approximately $800,000, $1,900,000 and $200,000, respectively, in the Residential Building Products Segment and for the period from August 28, 2004 to October 2, 2004 approximately $500,000 in the Air Conditioning and Heating Products Segment of excess purchase price allocated to inventory as a non-cash charge to cost of products sold.

**
Includes capital expenditures financed under capital leases of approximately $4,600,000, $300,000 and $900,000 for the nine months ended October 1, 2005 and the periods from August 28, 2004 to October 2, 2004 and from January 1, 2004 to August 27, 2004, respectively.

(H)
The Company provides income taxes on an interim basis based upon the estimated annual effective income tax rate. The following reconciles the federal statutory income tax rate to the estimated effective tax rate of approximately 38.4%, 42.9% and 27.1% for the periods presented:

	For the Periods
	Post-Acquisition		Pre-Acquisition
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Oct. 1, 2005	Oct. 2, 2004	Aug. 27, 2004
Income tax provision (benefit) at the federal statutory rate	35.0%	(35.0)%	(35.0)%
Net change from federal statutory rate:
State income tax provision, net of federal income tax effect	2.3	(1.7)	0.5
Tax effect resulting from foreign activities	0.8	(8.1)	1.2
Non-deductible expenses	0.3	(0.6)	0.2
Tax effect of the Acquisition	---	---	6.0
Other, net	---	2.5	---
Income tax provision (benefit) at estimated effective rate	38.4%	(42.9)%	(27.1)%

(I)
As of October 1, 2005, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $24,100,000 of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001. The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 (see Note F) and has recorded an estimated liability related to this indemnified guarantee of approximately $1,000,000 at October 1, 2005 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee. Should the buyer of the former subsidiary cease making payments then the Company may be required to make payments on its indemnification.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $13,200,000 at October 1, 2005 and $17,800,000 at December 31, 2004. Approximately $6,000,000 of short-term liabilities and approximately $7,200,000 of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheet at October 1, 2005 related to these indemnifications. In February 2005 the Company settled a portion of these obligations with a lump sum cash payment resulting in a reduction of approximately $1,400,000 in such liabilities, which was recorded as income in the Company’s unaudited condensed consolidated statement of operations for the nine months ended October 1, 2005 (see Note E). Approximately $12,400,000 of these indemnifications at October 1, 2005 relate to indemnifications provided to a buyer in connection with the sale of certain former subsidiaries, including Ply Gem (see Note F). Accordingly, the Company has included approximately $5,200,000 of short-term liabilities and approximately $7,200,000 of long-term liabilities in accrued expenses and other long-term liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheet at October 1, 2005 related to these indemnifications.

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

Changes in the Company’s unaudited combined short-term and long-term warranty liabilities during the three months ended October 1, 2005 and the periods from August 28, 2004 to October 2, 2004 and from July 4, 2004 to August 27, 2004 are as follows:

	For the Periods
	Post-Acquisition		Pre-Acquisition
	Jul. 3, 2005 -	Aug. 28, 2004 -	Jul. 4, 2004 -
	Oct. 1, 2005	Oct. 2, 2004	Aug. 27, 2004
	(Amounts in thousands)

Balance, beginning of period	$31,961	$29,683	$30,416
Warranties provided during the period	5,853	1,495	2,175
Settlements made during the period	(5,670)	(1,704)	(3,049)
Changes in liability estimate, including acquisitions	307	235	141
Balance, end of period	$32,451	$29,709	$29,683

Changes in the Company’s unaudited combined short-term and long-term warranty liabilities during the nine months ended October 1, 2005 and the periods from August 28, 2004 to October 2, 2004 and from January 1, 2004 to August 27, 2004 are as follows:

	For the Periods
	Post-Acquisition		Pre-Acquisition
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Oct. 1, 2005	Oct. 2, 2004	Aug. 27, 2004
	(Amounts in thousands)

Balance, beginning of period	$30,319	$29,683	$29,087
Warranties provided during the period	16,257	1,495	11,437
Settlements made during the period	(14,791)	(1,704)	(10,877)
Changes in liability estimate, including acquisitions	666	235	36
Balance, end of period	$32,451	$29,709	$29,683

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

Within the Air Conditioning and Heating Products Segment, the Company, in the second quarter of 2003, initiated restructuring activities related to the closure of two facilities owned by the Company in St. Louis, MO, in order to relocate the operations to other facilities. The facilities supported warehousing and distribution activities of the segment’s residential HVAC products. Since the initiation of these restructuring activities in 2003, a total of approximately 438 employees have been terminated to date and one additional employee is expected to be terminated during the fourth quarter of 2005. During the periods from August 28, 2004 to October 2, 2004, from July 4, 2004 to August 27, 2004 and from January 1, 2004 to August 27, 2004 the Company provided approximately $200,000, $300,000 and $2,200,000, respectively, in cost of goods sold related to liabilities incurred as a result of this restructuring. The Company sold one of the facilities on March 30, 2005 and recorded a gain of approximately $200,000.

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

	Employee Separation Expenses	Other		Total Restructuring Costs
	(Amounts in thousands)
	(Unaudited)

Balance at December 31, 2003	$1,638		$205	$1,843
Provision	71		1,219	1,290
Payments	(1,139)		(1,420)	(2,559)
Balance at April 3, 2004	570		4	574
Provision	125		458	583
Payments	(202)		(462)	(664)
Balance at July 3, 2004	493		---	493
Provision	3,351		311	3,662
Payments	(14)		(167)	(181)
Balance at August 27, 2004	3,830		144	3,974
Provision	---		329	329
Payments	(21)		(398)	(419)
Balance at October 2, 2004	$3,809		$75	$3,884

Balance at December 31, 2004	$3,150		$30	$3,180
Payments	(454)		(30)	(484)
Other	(10)		---	(10)
Balance at April 2, 2005	2,686		---	2,686
Payments	(380)		---	(380)
Balance at July 2, 2005	2,306		---	2,306
Payments	(772)		---	(772)
Balance at October 1, 2005	$1,534	$	---	$1,534

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

Pension and profit sharing expense charged to operations aggregated approximately $3,100,000 and $9,900,000 for the three and nine months ended October 1, 2005, respectively. Pension and profit sharing expense charged to operations aggregated approximately $1,400,000, $2,300,000 and $10,200,000 for the periods from August 28, 2004 to October 2, 2004, from July 4, 2004 to August 27, 2004 and from January 1, 2004 to August 27, 2004, respectively. The Company’s policy is to generally fund currently at least the minimum allowable annual contribution of its various qualified defined benefit plans. The Company expects to contribute approximately $4,300,000 to its defined benefit pension plans in 2005. As of October 1, 2005, approximately $3,500,000 of contributions has been made.

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the periods presented consists of the following components:

	For the Periods
	Post-Acquisition		Pre-Acquisition
	Jul. 3, 2005 -	Aug. 28, 2004 -	Jul. 4, 2004 -
	Oct. 1, 2005	Oct. 2, 2004	Aug. 27, 2004
	(Amounts in thousands)

Service cost	$336	$95	$177
Interest cost	2,213	684	1,399
Expected return on plan assets	(2,106)	(648)	(1,208)
Amortization of prior service cost	---	---	28
Recognized actuarial loss	5	---	2
Curtailment loss	---	---	806
Net periodic benefit cost	$448	$131	$1,204

	For the Periods
	Post-Acquisition		Pre-Acquisition
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Oct. 1, 2005	Oct. 2, 2004	Aug. 27, 2004
	(Amounts in thousands)

Service cost	$1,011	$95	$772
Interest cost	6,693	684	6,106
Expected return on plan assets	(6,364)	(648)	(5,271)
Amortization of prior service cost	---	---	124
Recognized actuarial loss	15	---	10
Curtailment loss	---	---	806
Net periodic benefit cost	$1,355	$131	$2,547

The Company’s unaudited net periodic benefit cost for its subsidiary’s Post Retirement Health Benefit Plan for the periods presented consists of the following components:

	For the Periods
	Post-Acquisition		Pre-Acquisition
	Jul. 3, 2005 -	Aug. 28, 2004 -	Jul. 4, 2004 -
	Oct. 1, 2005	Oct. 2, 2004	Aug. 27, 2004
	(Amounts in thousands)

Service cost	$111	$36	$149
Interest cost	613	206	368
Recognized actuarial gain	---	---	(3)
Net periodic post retirement health benefit cost	$724	$242	$514

	For the Periods
	Post-Acquisition		Pre-Acquisition
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Oct. 1, 2005	Oct. 2, 2004	Aug. 27, 2004
	(Amounts in thousands)

Service cost	$333	$36	$650
Interest cost	1,844	206	1,604
Recognized actuarial gain	---	---	(14)
Net periodic post retirement health benefit cost	$2,177	$242	$2,240

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. Based upon an analysis of plan provisions and prescription drug claims experience, it has been determined that the potential savings that the NuTone Retiree Medical Plan could realize as a result of the Act would be immaterial and the Company has not reflected any reduction in cost under FASB Staff Position No. FAS 106-2 as of October 1, 2005.

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

Consolidating balance sheets related to the Company, its guarantor subsidiaries and non-guarantor subsidiaries as of October 1, 2005 and December 31, 2004 and the related consolidating statements of operations and cash flows for the three and nine months ended October 1, 2005 and the periods from August 28, 2004 to October 2, 2004, from July 4, 2004 to August 27, 2004 and from January 1, 2004 to August 27, 2004 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries. The “Parent” columns include the accounts of the former Nortek Holdings and Nortek for all applicable periods (see Note A).

Unaudited Condensed Consolidating Balance Sheet as of October 1, 2005

			Guarantor	Non-Guarantor			Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations		Consolidated
	(Amounts in thousands)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents		$17,650	$5,202	$24,137	$	---	$46,989
Restricted cash and cash equivalents		---	2,271	---		---	2,271
Accounts receivable, less allowances		---	225,706	70,911		---	296,617
Intercompany receivables (payables)		---	3,814	(3,814)		---	---
Inventories		---	179,787	45,633		---	225,420
Prepaid expenses		788	7,249	3,164		---	11,201
Other current assets		2,970	3,119	21,194		---	27,283
Prepaid income taxes		14,455	14,939	400		---	29,794
Total current assets		35,863	442,087	161,625		---	639,575
Property and Equipment, at Cost:
Total property and equipment, net		1,861	138,743	56,457		---	197,061
Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries		1,773,642	(45,970)	(59,644)		(1,668,028)	---
Goodwill		---	1,357,657	26,191		---	1,383,848
Intangible assets, less accumulated amortization		1,279	77,273	20,760		---	99,312
Long-term portion of receivable from affiliate		16,893	---	---		---	16,893
Other assets		44,426	3,802	2,079		---	50,307
Total other long-term assets		1,836,240	1,392,762	(10,614)		(1,668,028)	1,550,360
Total assets		$1,873,964	$1,973,592	$207,468		$(1,668,028)	$2,386,996

LIABILITIES AND STOCKHOLDER'S INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$	---	$ ---	$6,894	$	---	$6,894
Current maturities of long-term debt		8,553	1,933	805		---	11,291
Accounts payable		812	102,832	67,585		---	171,229
Accrued expenses and taxes, net		10,416	129,045	32,850		---	172,311
Total current liabilities		19,781	233,810	108,134		---	361,725
Other Liabilities:
Deferred income taxes		(15,134)	26,881	15,900		---	27,647
Other long-term liabilities		69,725	83,879	9,776		---	163,380
		54,591	110,760	25,676		---	191,027
Notes, Mortgage Notes and Obligations Payable, Less Current Maturities		1,323,233	32,772	1,880		---	1,357,885

Stockholder's investment		476,359	1,596,250	71,778		(1,668,028)	476,359
Total liabilities and stockholder's investment		$1,873,964	$1,973,592	$207,468		$(1,668,028)	$2,386,996

Unaudited Condensed Consolidating Balance Sheet as of December 31, 2004

			Guarantor	Non-Guarantor			Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations		Consolidated
	(Amounts in thousands)
ASSETS:
Current Assets:
Cash and cash equivalents		$76,562	$2,313	$16,080	$	---	$94,955
Accounts receivable, less allowances		---	158,688	67,018		---	225,706
Intercompany receivables (payables)		---	2,141	(2,141)		---	---
Inventories		---	166,748	38,801		---	205,549
Prepaid expenses		(37)	6,820	1,813		---	8,596
Other current assets		5,510	4,515	16,101		---	26,126
Prepaid income taxes		20,100	14,163	400		---	34,663
Current portion of receivable from affiliate		17,220	---	---		---	17,220
Total current assets		119,355	355,388	138,072		---	612,815
Property and Equipment, at Cost:
Total property and equipment, net		1,900	139,382	59,808		---	201,090
Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries		1,659,827	(42,000)	(52,332)		(1,565,495)	---
Goodwill		---	1,273,321	21,784		---	1,295,105
Intangible assets, less accumulated amortization		1,654	85,233	23,828		---	110,715
Long-term portion of receivable from affiliate		16,088	---	---		---	16,088
Other assets		48,183	12,818	499		---	61,500
Total other long-term assets		1,725,752	1,329,372	(6,221)		(1,565,495)	1,483,408
Total assets		$1,847,007	$1,824,142	$191,659		$(1,565,495)	$2,297,313

LIABILITIES AND STOCKHOLDER'S INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$	---	$ ---	$5,364	$	---	$5,364
Current maturities of long-term debt		11,550	1,867	997		---	14,414
Accounts payable		1,229	76,270	59,844		---	137,343
Accrued expenses and taxes, net		28,026	104,606	38,959		---	171,591
Total current liabilities		40,805	182,743	105,164		---	328,712
Other Liabilities:
(Prepaid) deferred income taxes		(10,600)	27,437	15,900		---	32,737
Other long-term liabilities		73,620	84,590	10,498		---	168,708
		63,020	112,027	26,398		---	201,445

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities		1,326,236	23,738	236		---	1,350,210

Stockholder's investment		416,946	1,505,634	59,861		(1,565,495)	416,946
Total liabilities and stockholder's investment		$1,847,007	$1,824,142	$191,659		$(1,565,495)	$2,297,313

Unaudited Condensed Consolidating Statement of Operations
For the three months ended October 1, 2005

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$	---	$435,211	$112,911	$(25,256)	$522,866

Costs and expenses:
Costs of products sold		---	296,853	89,671	(25,256)	361,268
Selling, general and administrative expenses		5,820	69,332	14,475	---	89,627
Amortization of intangible assets		126	3,742	523	---	4,391
		5,946	369,927	104,669	(25,256)	455,286
Operating (loss) earnings		(5,946)	65,284	8,242	---	67,580
Interest expense		(25,750)	(560)	(234)	---	(26,544)
Investment income		203	5	56	---	264
(Loss) income before charges and allocations to subsidiaries and
equity (loss) in subsidiaries' earnings before income taxes		(31,493)	64,729	8,064	---	41,300
Charges and allocations to subsidiaries and equity (loss) in subsidiaries'
earnings before income taxes		72,793	(12,729)	36	(60,100)	---
Earnings (loss) from continuing operations before
provision (benefit) for income taxes		41,300	52,000	8,100	(60,100)	41,300
Provision (benefit) for income taxes		16,300	19,800	3,200	(23,000)	16,300
Net earnings (loss)		$25,000	$32,200	$4,900	$(37,100)	$25,000

Unaudited Condensed Consolidating Statement of Operations
For the period from August 28, 2004 to October 2, 2004

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$	---	$127,657	$43,794	$(10,423)	$161,028

Costs and expenses:
Costs of products sold		---	90,966	35,349	(10,423)	115,892
Selling, general and administrative expenses		2,155	20,679	5,433	---	28,267
Amortization of intangible assets		48	1,162	194	---	1,404
		2,203	112,807	40,976	(10,423)	145,563
Operating (loss) earnings		(2,203)	14,850	2,818	---	15,465
Interest expense		(16,005)	(135)	(57)	---	(16,197)
Investment income		12	1	19	---	32
(Loss) income before charges and allocations to subsidiaries and
equity (loss) in subsidiaries' earnings before income taxes		(18,196)	14,716	2,780	---	(700)
Charges and allocations to subsidiaries and equity (loss) in subsidiaries'
earnings before income taxes		17,496	(3,516)	20	(14,000)	---
(Loss) earnings from continuing operations
before (benefit) provision for income taxes		(700)	11,200	2,800	(14,000)	(700)
(Benefit) provision for income taxes		(300)	4,300	1,000	(5,300)	(300)
Net (loss) earnings		$(400)	$6,900	$1,800	$(8,700)	$(400)

Unaudited Condensed Consolidating Statement of Operations
For the period from July 4, 2004 to August 27, 2004

			Guarantor	Non-Guarantor	Discontinued		Nortek
	Parent		Subsidiaries	Subsidiaries	Operations	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$	---	$218,759	$62,866	$ ---	$(14,789)	$266,836

Costs and expenses:
Costs of products sold		---	156,228	49,634	---	(14,789)	191,073
Selling, general and administrative expenses		4,213	32,900	8,901	---	---	46,014
Amortization of intangible assets		---	1,724	296	---	---	2,020
Expenses and charges arising
from the Acquisition		72,600	10,000	1,100	---	---	83,700
		76,813	200,852	59,931	---	(14,789)	322,807
Operating (loss) earnings		(76,813)	17,907	2,935	---	---	(55,971)
Interest expense		(11,674)	(286)	(132)	---	---	(12,092)
Loss from debt retirement		(118,778)	---	---	---	---	(118,778)
Investment income		219	(1)	23	---	---	241
(Loss) income before charges and allocations to
subsidiaries and equity (loss) in subsidiaries'
earnings before income taxes		(207,046)	17,620	2,826	---	---	(186,600)
Charges and allocations to subsidiaries and equity (loss)
in subsidiaries' earnings equity (loss) in subsidiaries'
earnings before income taxes		20,446	(6,520)	74	---	(14,000)	---
(Loss) earnings from continuing operations before
(benefit) provision for income taxes		(186,600)	11,100	2,900	---	(14,000)	(186,600)
(Benefit) provision for income taxes		(55,200)	4,400	1,900	---	(6,300)	(55,200)
(Loss) earnings from continuing operations		(131,400)	6,700	1,000	---	(7,700)	(131,400)
Earnings (loss) from discontinued operations		500	---	---	500	(500)	500
Net (loss) earnings		$(130,900)	$6,700	$1,000	$500	$(8,200)	$(130,900)

Unaudited Condensed Consolidating Statement of Operations
For the nine months ended October 1, 2005

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$	---	$1,204,765	$327,382	$(76,303)	$1,455,844

Costs and expenses:
Costs of products sold		---	833,193	264,243	(76,303)	1,021,133
Selling, general and administrative expenses		16,889	192,789	44,377	---	254,055
Amortization of intangible assets		375	11,160	1,574	---	13,109
		17,264	1,037,142	310,194	(76,303)	1,288,297
Operating (loss) earnings		(17,264)	167,623	17,188	---	167,547
Interest expense		(73,962)	(1,418)	(593)	---	(75,973)
Investment income		878	14	134	---	1,026
(Loss) income before charges and allocations to subsidiaries and
equity (loss) in subsidiaries' earnings before income taxes		(90,348)	166,219	16,729	---	92,600
Charges and allocations to subsidiaries and equity (loss) in subsidiaries'
earnings before income taxes		182,948	(42,819)	(529)	(139,600)	---
Earnings (loss) from continuing operations before
provision (benefit) for income taxes		92,600	123,400	16,200	(139,600)	92,600
Provision (benefit) for income taxes		35,600	45,700	6,100	(51,800)	35,600
Net earnings (loss)		$57,000	$77,700	$10,100	$(87,800)	$57,000

Unaudited Condensed Consolidating Statement of Operations
For the period from January 1, 2004 to August 27, 2004

			Guarantor	Non-Guarantor	Discontinued		Nortek
	Parent		Subsidiaries	Subsidiaries	Operations	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$	---	$910,097	$268,816	$ ---	$(61,053)	$1,117,860

Costs and expenses:
Costs of products sold		---	638,217	215,595	---	(61,053)	792,759
Selling, general and administrative expenses		23,003	142,432	34,508	---	---	199,943
Amortization of intangible assets		---	7,597	1,272	---	---	8,869
Expenses and charges arising from the Acquisition		72,600	10,000	1,100	---	---	83,700
		95,603	798,246	252,475	---	(61,053)	1,085,271
Operating (loss) earnings		(95,603)	111,851	16,341	---	---	32,589
Interest expense		(54,695)	(953)	(425)	---	---	(56,073)
Loss from debt retirement		(130,736)	---	---	---	---	(130,736)
Investment income		1,360	9	151	---	---	1,520
(Loss) income before charges and allocations
to subsidiaries and equity (loss) in
subsidiaries' earnings before income taxes		(279,674)	110,907	16,067	---	---	(152,700)
Charges and allocations to subsidiaries and
equity (loss) in subsidiaries' earnings
before income taxes		126,974	(26,107)	(167)	---	(100,700)	---
(Loss) earnings from continuing operations
before (benefit) provision for income taxes		(152,700)	84,800	15,900	---	(100,700)	(152,700)
(Benefit) provision for income taxes		(41,400)	33,100	7,500	---	(40,600)	(41,400)
(Loss) earnings from continuing operations		(111,300)	51,700	8,400	---	(60,100)	(111,300)
Earnings from discontinued operations		67,400	---	---	67,400	(67,400)	67,400
Net (loss) earnings		$(43,900)	$51,700	$8,400	$67,400	$(127,500)	$(43,900)

Unaudited Condensed Consolidating Cash Flow Statement
For the nine months ended October 1, 2005

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(Amounts in thousands)
Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(49,510)	$94,492	$14,795	$59,777
Cash Flows from investing activities:
Capital expenditures	(451)	(10,564)	(4,005)	(15,020)
Net cash paid for businesses acquired	---	(82,300)	(6,500)	(88,800)
Proceeds from the sale of property and equipment	---	6,105	39	6,144
Change in restricted cash and investments	---	(2,070)	---	(2,070)
Other, net	3	(1,299)	(189)	(1,485)
Net cash used in investing activities	(448)	(90,128)	(10,655)	(101,231)
Cash Flows from financing activities:
Change in borrowings, net	(8,747)	(1,475)	3,917	(6,305)
Other, net	(207)	---	---	(207)
Net cash (used in) provided by financing activities	(8,954)	(1,475)	3,917	(6,512)
Net (decrease) increase in unrestricted cash and cash equivalents	(58,912)	2,889	8,057	(47,966)
Unrestricted cash and cash equivalents at the beginning of the period	76,562	2,313	16,080	94,955
Unrestricted cash and cash equivalents at the end of the period	$17,650	$5,202	$24,137	$46,989

Unaudited Condensed Consolidating Cash Flow Statement
For the period from August 28, 2004 to October 2, 2004

		Guarantor	Non-Guarantor	Discontinued	Nortek
	Parent	Subsidiaries	Subsidiaries	Operations	Consolidated
	(Amounts in thousands)
Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(3,697)	$5,153	$5,432	$7,859	$14,747
Cash Flows from investing activities:
Capital expenditures	---	(2,254)	(366)	---	(2,620)
Purchase of outstanding equity shares of the Company
by Thomas H. Lee Partners L.P. and affiliates	(706,189)	---	---	---	(706,189)
Payment of Acquisition fees and expenses	(57,000)	---	---	---	(57,000)
Change in restricted cash and investments	---	1	---	---	1
Other, net	(3)	(69)	19	---	(53)
Net cash used in investing activities	(763,192)	(2,322)	(347)	---	(765,861)
Cash Flows from financing activities:
Change in borrowings, net	---	1,245	(1,729)	---	(484)
Redemption of notes in connection with the Acquisition	(919,300)	---	---	---	(919,300)
Net proceeds from the sale of the 8 1/2% Notes	605,400	---	---	---	605,400
Net proceeds from borrowings under the Senior
Secured Credit Facility	685,350	---	---	---	685,350
Equity investment by Thomas H. Lee Partners L.P. and affiliates	361,841	---	---	---	361,841
Settlement of stock options	(87,943)	(16,094)	(1,136)	(7,859)	(113,032)
Other, net	76	---	---	---	76
Net cash provided by (used in) financing activities	645,424	(14,849)	(2,865)	(7,859)	619,851
Net (decrease) increase in unrestricted cash and cash equivalents	(121,465)	(12,018)	2,220	---	(131,263)
Unrestricted cash and cash equivalents at the beginning of the period	170,410	13,637	17,903	---	201,950
Unrestricted cash and cash equivalents at the end of the period	$48,945	$1,619	$20,123	$ ---	$70,687

Unaudited Condensed Consolidating Cash Flow Statement
For the period from January 1, 2004 to August 27, 2004

		Guarantor	Non-Guarantor	Discontinued	Nortek
	Parent	Subsidiaries	Subsidiaries	Operations	Consolidated
	(Amounts in thousands)
Cash Flows from operating activities:
Net cash provided by (used in) operating activities	$530,585	$25,473	$6,639	$(526,000)	$36,697
Cash Flows from investing activities:
Capital expenditures	(343)	(9,016)	(2,489)	---	(11,848)
Net cash paid for businesses acquired	---	(16,500)	---	---	(16,500)
Proceeds from the sale of investments and marketable securities	5,000	---	---	---	5,000
Purchase of investments and marketable securities	(5,000)	---	---	---	(5,000)
Proceeds from the sale of discontinued businesses	---	---	---	526,000	526,000
Change in restricted cash and investments	---	(103)	---	---	(103)
Other, net	(129)	(228)	66	---	(291)
Net cash (used in) provided by investing activities	(472)	(25,847)	(2,423)	526,000	497,258
Cash Flows from financing activities:
Change in borrowings, net	(719)	267	(4,918)	---	(5,370)
Sale of Floating Rate Notes	196,000	---	---	---	196,000
Redemption of Senior Notes	(716,700)	---	---	---	(716,700)
Other, net	(55)	---	---	---	(55)
Net cash (used in) provided by financing activities	(521,474)	267	(4,918)	---	(526,125)
Net increase (decrease) in unrestricted cash and cash equivalents	8,639	(107)	(702)	---	7,830
Unrestricted cash and cash equivalents at the beginning of the period	161,771	13,744	18,605	---	194,120
Unrestricted cash and cash equivalents at the end of the period	$170,410	$13,637	$17,903	$ ---	$201,950

(M)
As of October 1, 2005, approximately 11.1% of the Company’s workforce was subject to various collective bargaining agreements. Collective bargaining agreements covering approximately 2.4% of the Company’s workforce expired in 2004 and are currently being renegotiated.

On June 8, 2005 the Company’s collective bargaining agreement with the United Automobile Aerospace & Agricultural Implement Workers of America and its Local No. 2029 (which is estimated to cover approximately 4.8% (422 employees) of the Company’s workforce subject to collective bargaining agreements as of October 1, 2005) at the Cincinnati, OH location of the Company’s subsidiary NuTone, Inc. expired. The Company has presented its final proposal to the union bargaining committee but such proposal was not accepted by the union members. On July 16, 2005, the Company locked out the union employees at the NuTone Cincinnati, OH facility. The Company’s management has prepared contingency plans to ensure that operational disruptions are minimized and the Company’s customers’ needs are met without significant delay.

A work stoppage at one of the Company’s facilities that lasts for a significant period of time could cause the Company to lose sales, incur increased costs and adversely affect its ability to meet customers’ needs. A plant shutdown or a substantial modification to a collective bargaining agreement could result in material gains and losses or the recognition of an asset impairment. As agreements expire, until negotiations are completed, it is not known whether the Company will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements or at all and without production interruptions, including labor stoppages.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2005
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2004

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

The Residential Building Products Segment manufactures and distributes built-in products primarily for the residential new construction and DIY and professional remodeling and renovation markets. The principal products sold by the segment include:

•	kitchen range hoods,
•	built-in exhaust fans (such as bath fans and fan, heater and light combination units),
•	indoor air quality products,
•	medicine cabinets,
•	door chimes,
•	musical intercoms,
•	central vacuum systems,
•	security and access control products,
•	multi-room audio, video distribution and related equipment and controls, and
•	architectural built-in loudspeakers

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

On August 27, 2004, THL Buildco purchased all of the outstanding capital stock of the former Nortek Holdings pursuant to the stock purchase agreement in a transaction valued at approximately $1,740,000,000 (the “Acquisition”). Immediately upon the completion of the Acquisition, THL Buildco was merged with and into the former Nortek Holdings with the former Nortek Holdings continuing as the surviving corporation. The former Nortek Holdings was then merged with and into Nortek with Nortek continuing as the surviving corporation and a wholly-owned subsidiary of THL Buildco Holdings. THL Buildco Holdings was then renamed Nortek Holdings, Inc. (“Nortek Holdings”). Nortek Holdings is wholly-owned by NTK Holdings, Inc., which is wholly-owned by THL-Nortek Investors, LLC, a Delaware limited liability company, (“Investors LLC”). In connection with the Acquisition, members of Nortek management reinvested a portion of their equity interest in the former Nortek Holdings for an equity interest in Investors LLC and interests in a deferred compensation plan established by Nortek Holdings (the Acquisition and the above events are collectively referred to herein as the “THL Transaction”) (see Note B of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

Financial Statement Presentation

The consolidated financial statements presented elsewhere herein prior to August 28, 2004 (“Pre-Acquisition”) reflect the financial position, results of operations and cash flows of the former Nortek Holdings, the predecessor company. Subsequent to August 27, 2004 (“Post-Acquisition”), the consolidated financial statements presented elsewhere herein reflect the financial position, results of operations and cash flows of Nortek, Inc., the successor company, which was the surviving company from the mergers noted above in the THL Transaction.

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

Acquisitions

On August 26, 2005, the Company acquired the assets of Sunfire Corporation (“Sunfire”). Sunfire is located in Snohomish, WA and manufactures and designs home audio and home cinema amplifiers, receivers and subwoofers.

On August 8, 2005, the Company acquired the stock of Imerge Limited (“Imerge”). Imerge is located in Cambridge, United Kingdom and manufactures and designs hard disk media players and multi-room audio servers.

On July 15, 2005, the Company acquired the assets and certain liabilities of Niles Audio Corporation (“Niles”). Niles is located in Miami, FL and manufactures and designs products that provide customers with innovative solutions for whole-house distribution and integration of audio and video systems, including speakers, receivers, amplifiers, automation devices, controls and accessories.

On June 13, 2005, the Company, through its wholly-owned subsidiary Nordyne Inc. (“Nordyne”), acquired International Marketing Supply, Inc. (“IMS”). IMS is located in Miami, FL and sells heating, ventilation and air-conditioning equipment to customers in Latin America.

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

These acquisitions have been accounted for under the purchase method of accounting and are included in the Company’s Residential Building Products Segment, with the exception of IMS, which is recorded in the Company’s Air Conditioning and Heating Products Segment. Accordingly, the results of Sunfire, Imerge, Niles, IMS, Panamax, M&S and OmniMount are included in the Company’s consolidated results since the date of their acquisition (see “Liquidity and Capital Resources” and Note D of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

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

Results of Operations

The third quarter 2005 has been compared to the combined third quarter 2004 Pre-Acquisition and Post-Acquisition periods for purposes of management’s discussion and analysis of the results of operations. Any references below to the third quarter 2004 shall refer to the combined three months ended October 2, 2004.

	Post-Acquisition	Pre-Acquisition	Combined Three
	Aug 28, 2004 -	July 4, 2004 -	Months Ended
	Oct. 2, 2004	Aug. 27, 2004	Oct. 2, 2004
	(Dollar amounts in thousands)
	(Unaudited)
Net sales:
Residential Building Products	$99,185	$146,523	$245,708
Air Conditioning and Heating Products	61,843	120,313	182,156
Consolidated net sales	$161,028	$266,836	$427,864

Operating earnings (loss):
Residential Building Products	$16,387	$20,711	$37,098
Air Conditioning and Heating Products	1,168	217	1,385
Subtotal	17,555	20,928	38,483
Unallocated:
Expenses and charges arising from the Acquisition	---	(38,500)	(38,500)
Stock-based compensation charges	---	(34,100)	(34,100)
Other, net	(2,090)	(4,299)	(6,389)
Consolidated operating earnings (loss)	$15,465	$(55,971)	$(40,506)

Depreciation and amortization expense:
Residential Building Products	$4,241	$3,539	$7,780
Air Conditioning and Heating Products	1,953	2,319	4,272
Other	113	103	216
	$6,307	$5,961	$12,268

Operating earnings (loss) margin:
Residential Building Products	16.5%	14.1%	15.1%
Air Conditioning and Heating Products	1.9	0.2	0.8
Consolidated	9.6%	(21.0)%	(9.5)%

Depreciation and amortization expense as a % of net sales:
Residential Building Products	4.3%	2.4%	3.2%
Air Conditioning and Heating Products	3.2	1.9	2.3
Consolidated	3.9%	2.2%	2.9%

The tables that follow present the unaudited net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company’s principal segments for the third quarter ended October 1, 2005 and October 2, 2004, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the third quarter ended October 1, 2005 and October 2, 2004:

			Change in Earnings
	Third Quarter Ended		Third Quarter 2005
	Oct. 1,	Oct. 2,	as Compared to 2004
	2005	2004 (1)	$	%
	(Dollar amounts in thousands)
Net sales:
Residential Building Products	$299,077	$245,708	$53,369	21.7%
Air Conditioning and Heating Products	223,789	182,156	41,633	22.9
Consolidated net sales	$522,866	$427,864	$95,002	22.2%

Operating earnings (loss):
Residential Building Products	$51,373	$37,098	$14,275	38.5%
Air Conditioning and Heating Products	22,154	1,385	20,769	*
Subtotal	73,527	38,483	35,044	91.1
Unallocated:
Expenses and charges arising from the Acquisition	---	(38,500)	38,500	*
Stock-based compensation charges	(100)	(34,100)	34,000	99.7
Other, net	(5,847)	(6,389)	542	8.5
Consolidated operating earnings (loss)	$67,580	$(40,506)	$108,086	* %

Depreciation and amortization expense:
Residential Building Products	$7,243	$7,780	$(537)	(6.9)%
Air Conditioning and Heating Products	4,036	4,272	(236)	(5.5)
Other	357	216	141	65.3
	$11,636	$12,268	$(632)	(5.2)%

Operating earnings (loss) margin:
Residential Building Products	17.2%	15.1%
Air Conditioning and Heating Products	9.9	0.8
Consolidated	12.9%	(9.5)%

Depreciation and amortization expense as a % of net sales:
Residential Building Products	2.4%	3.2%
Air Conditioning and Heating Products	1.8	2.3
Consolidated	2.2%	2.9%

*    not meaningful
(1) The third quarter ended October 2, 2004 represents the combined Post-Acquisition and Pre-Acquisition periods of August 28, 2004 to October 2, 2004 and July 4, 2004 toAugust 27, 2004, respectively.

The first nine months of 2005 has been compared to the combined first nine months of 2004 Pre-Acquisition and Post-Acquisition periods for purposes of management’s discussion and analysis of the results of operations. Any references below to the first nine months of 2004 shall refer to the combined nine months ended October 2, 2004.

	Post-Acquisition	Pre-Acquisition	Combined Nine
	Aug. 28, 2004 -	Jan. 1, 2004 -	Months Ended
	Oct. 2, 2004	Aug. 27, 2004	Oct. 2, 2004
	(Dollar amounts in thousands)
Net sales:	(Unaudited)
Residential Building Products	$99,185	$623,859	$723,044
Air Conditioning and Heating Products	61,843	494,001	555,844
Consolidated net sales	$161,028	$1,117,860	$1,278,888

Operating earnings:
Residential Building Products	$16,387	$102,808	$119,195
Air Conditioning and Heating Products	1,168	25,507	26,675
Subtotal	17,555	128,315	145,870
Unallocated:
Expenses and charges arising from the Acquisition	---	(38,500)	(38,500)
Stock-based compensation charges	---	(36,400)	(36,400)
Foreign exchange loss on intercompany debt	---	(200)	(200)
Other, net	(2,090)	(20,626)	(22,716)
Consolidated operating earnings	$15,465	$32,589	$48,054

Depreciation and amortization expense:
Residential Building Products	$4,241	$15,374	$19,615
Air Conditioning and Heating Products	1,953	10,041	11,994
Other	113	408	521
	$6,307	$25,823	$32,130

Operating earnings margin:
Residential Building Products	16.5%	16.5%	16.5%
Air Conditioning and Heating Products	1.9	5.2	4.8
Consolidated	9.6%	2.9%	3.8%

Depreciation and amortization expense as a % of net sales:
Residential Building Products	4.3%	2.5%	2.7%
Air Conditioning and Heating Products	3.2	2.0	2.2
Consolidated	3.9%	2.3%	2.5%

The tables that follow present the unaudited net sales from continuing operations, operating earnings from continuing operations and depreciation and amortization expense from continuing operations for the Company’s principal segments for the first nine months ended October 1, 2005 and October 2, 2004, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the first nine months ended October 1, 2005 and October 2, 2004:

			Change in Earnings
	First Nine Months Ended		First Nine Months 2005
	Oct. 1,	Oct. 2,	as Compared to 2004
	2005	2004 (1)	$	%
	(Dollar amounts in thousands)
Net sales:
Residential Building Products	$839,029	$723,044	$115,985	16.0%
Air Conditioning and Heating Products	616,815	555,844	60,971	11.0
Consolidated net sales	$1,455,844	$1,278,888	$176,956	13.8%

Operating earnings:
Residential Building Products	$135,012	$119,195	$15,817	13.3%
Air Conditioning and Heating Products	49,927	26,675	23,252	87.2
Subtotal	184,939	145,870	39,069	26.8
Unallocated:
Expenses and charges arising from the Acquisition	---	(38,500)	38,500	*
Stock-based compensation charges	(300)	(36,400)	36,100	99.2
Foreign exchange loss on intercompany debt	(300)	(200)	(100)	(50.0)
Gain on legal settlement	1,400	---	1,400	*
Other, net	(18,192)	(22,716)	4,524	19.9
Consolidated operating earnings	$167,547	$48,054	$119,493	* %

Depreciation and amortization expense:
Residential Building Products	$21,311	$19,615	$1,696	8.6%
Air Conditioning and Heating Products	12,002	11,994	8	0.1
Other	1,030	521	509	97.7
	$34,343	$32,130	$2,213	6.9%

Operating earnings margin:
Residential Building Products	16.1%	16.5%
Air Conditioning and Heating Products	8.1	4.8
Consolidated	11.5%	3.8%

Depreciation and amortization expense as a % of net sales:
Residential Building Products	2.5%	2.7%
Air Conditioning and Heating Products	1.9	2.2
Consolidated	2.4%	2.5%

   *       not meaningful
(1)	The nine months ended October 2, 2004 represents the combined Post-Acquisition and Pre-Acquisition periods of August 28, 2004 to October 2, 2004 and January 1, 2004 to August 27, 2004, respectively.

The third quarter 2005 has been compared to the combined third quarter 2004 Pre-Acquisition and Post-Acquisition periods for purposes of management’s discussion and analysis of the results of operations. Any references below to the third quarter 2004 shall refer to the combined three months ended October 2, 2004.

	Post-Acquisition	Pre-Acquisition	Combined Three
	Aug. 28, 2004 -	July 4, 2004 -	Months Ended
	Oct. 2, 2004	Aug. 27, 2004	Oct. 2, 2004
	(Dollar amounts in millions)
	(Unaudited)

Net sales	$161.0	$266.8	$427.8
Cost of products sold	115.9	191.1	307.0
Selling, general and administrative expenses, net	28.2	46.0	74.2
Amortization of intangible assets	1.4	2.0	3.4
Expenses and charges arising from the Acquisition	---	83.7	83.7
Operating earnings (loss)	15.5	(56.0)	(40.5)
Interest expense	(16.2)	(12.1)	(28.3)
Loss from debt retirement	---	(118.8)	(118.8)
Investment income	---	0.3	0.3
Loss from continuing operations before income tax benefit	(0.7)	(186.6)	(187.3)
Income tax benefit	(0.3)	(55.2)	(55.5)
Loss from continuing operations	(0.4)	(131.4)	(131.8)
Earnings from discontinued operations	---	0.5	0.5
Net loss	$(0.4)	$(130.9)	$(131.3)

	Percentage of Net Sales
	Post-Acquisition	Pre-Acquisition	Combined Three
	Aug. 28, 2004 -	July 4, 2004 -	Months Ended
	Oct. 2, 2004	Aug. 27, 2004	Oct. 2, 2004

Net sales	100.0%	100.0%	100.0%
Cost of products sold	72.0	71.6	71.8
Selling, general and administrative expenses, net	17.5	17.2	17.3
Amortization of intangible assets	0.9	0.8	0.8
Expenses and charges arising from the Acquisition	---	31.4	19.6
Operating earnings (loss)	9.6	(21.0)	(9.5)
Interest expense	(10.0)	(4.5)	(6.6)
Loss from debt retirement	---	(44.5)	(27.8)
Investment income	---	0.1	0.1
Loss from continuing operations before income tax benefit	(0.4)	(69.9)	(43.8)
Income tax benefit	(0.2)	(20.7)	(13.0)
Loss from continuing operations	(0.2)	(49.2)	(30.8)
Earnings from discontinued operations	---	0.2	0.1
Net loss	(0.2)%	(49.0)%	(30.7)%

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the third quarter ended October 1, 2005 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in Earnings
	Third Quarter Ended		Third Quarter 2005
	Oct. 1,	Oct. 2,	as Compared to 2004
	2005	2004 (1)	$	%
	(Dollar amounts in millions)

Net sales	$522.9	$427.8	$95.1	22.2%
Cost of products sold	361.3	307.0	(54.3)	(17.7)
Selling, general and administrative expenses, net	89.6	74.2	(15.4)	(20.8)
Amortization of intangible assets	4.4	3.4	(1.0)	(29.4)
Expenses and charges arising from the Acquisition	---	83.7	83.7	*
Operating earnings (loss)	67.6	(40.5)	108.1	*
Interest expense	(26.6)	(28.3)	1.7	6.0
Loss from debt retirement	---	(118.8)	118.8	*
Investment income	0.3	0.3	---	---
Earnings (loss) from continuing operations
before provision (benefit) for income taxes	41.3	(187.3)	228.6	*
Provision (benefit) for income taxes	16.3	(55.5)	(71.8)	*
Earnings (loss) from continuing operations	25.0	(131.8)	156.8	*
Earnings from discontinued operations	---	0.5	(0.5)	*
Net earnings (loss)	$25.0	$(131.3)	$156.3	* %

	Percentage of Net Sales
	Third Quarter Ended		Change in Percentage
	Oct. 1,	Oct. 2,	Third Quarter 2005
	2005	2004 (1)	as Compared to 2004
Net sales	100.0%	100.0%	---%
Cost of products sold	69.1	71.8	2.7
Selling, general and administrative expenses, net	17.2	17.3	0.1
Amortization of intangible assets	0.8	0.8	---
Expenses and charges arising from the Acquisition	---	19.6	19.6
Operating earnings (loss)	12.9	(9.5)	22.4
Interest expense	(5.1)	(6.6)	1.5
Loss from debt retirement	---	(27.8)	27.8
Investment income	0.1	0.1	---
Earnings (loss) from continuing operations
before provision (benefit) for income taxes	7.9	(43.8)	51.7
Provision (benefit) for income taxes	3.1	(13.0)	(16.1)
Earnings (loss) from continuing operations	4.8	(30.8)	35.6
Earnings from discontinued operations	---	0.1	(0.1)
Net earnings (loss)	4.8%	(30.7)%	35.5%

  *   not meaningful

(1)	The third quarter ended October 2, 2004 represents the combined Post-Acquisition and Pre-Acquisition periods of August 28, 2004 to October 2, 2004 and July 4, 2004 to August 27, 2004, respectively.

The first nine months of 2005 has been compared to the combined first nine months of 2004 Pre-Acquisition and Post-Acquisition periods for purposes of management’s discussion and analysis of the results of operations. Any references below to the first nine months of 2004 shall refer to the combined nine months ended October 2, 2004.

	Post-Acquisition	Pre-Acquisition	Combined Nine
	Aug. 28, 2004 -	Jan. 1, 2004 -	Months Ended
	Oct. 2, 2004	Aug. 27, 2004	Oct. 2, 2004
	(Dollar amounts in millions)
	(Unaudited)

Net sales	$161.0	$1,117.9	$1,278.9
Cost of products sold	115.9	792.8	908.7
Selling, general and administrative expenses, net	28.2	199.9	228.1
Amortization of intangible assets	1.4	8.9	10.3
Expenses and charges arising from the Acquisition	---	83.7	83.7
Operating earnings	15.5	32.6	48.1
Interest expense	(16.2)	(56.1)	(72.3)
Loss from debt retirement	---	(130.7)	(130.7)
Investment income	---	1.5	1.5
Loss from continuing operations before income tax benefit	(0.7)	(152.7)	(153.4)
Income tax benefit	(0.3)	(41.4)	(41.7)
Loss from continuing operations	(0.4)	(111.3)	(111.7)
Earnings from discontinued operations	---	67.4	67.4
Net loss	$(0.4)	$(43.9)	$(44.3)

	Percentage of Net Sales
	Post-Acquisition	Pre-Acquisition	Combined Nine
	Aug. 28, 2004 -	Jan. 1, 2004 -	Months Ended
	Oct. 2, 2004	Aug. 27, 2004	Oct. 2, 2004

Net sales	100.0%	100.0%	100.0%
Cost of products sold	72.0	70.9	71.1
Selling, general and administrative expenses, net	17.5	17.9	17.8
Amortization of intangible assets	0.9	0.8	0.8
Expenses and charges arising from the Acquisition	---	7.5	6.5
Operating earnings	9.6	2.9	3.8
Interest expense	(10.0)	(5.0)	(5.7)
Loss from debt retirement	---	(11.7)	(10.2)
Investment income	---	0.1	0.1
Loss from continuing operations before income tax benefit	(0.4)	(13.7)	(12.0)
Income tax benefit	(0.2)	(3.7)	(3.3)
Loss from continuing operations	(0.2)	(10.0)	(8.7)
Earnings from discontinued operations	---	6.0	5.2
Net loss	(0.2)%	(4.0)%	(3.5)%

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period. The results of operations for the first nine months ended October 1, 2005 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in Earnings
	First Nine Months Ended		First Nine Months 2005
	Oct. 1,	Oct. 2,	as Compared to 2004
	2005	2004 (1)	$	%
	(Dollar amounts in millions)

Net sales	$1,455.8	$1,278.9	$176.9	13.8%
Cost of products sold	1,021.1	908.7	(112.4)	(12.4)
Selling, general and administrative expenses, net	254.1	228.1	(26.0)	(11.4)
Amortization of intangible assets	13.1	10.3	(2.8)	(27.2)
Expenses and charges arising from the Acquisition	---	83.7	83.7	*
Operating earnings	167.5	48.1	119.4	*
Interest expense	(76.0)	(72.3)	(3.7)	(5.1)
Loss from debt retirement	---	(130.7)	130.7	*
Investment income	1.1	1.5	(0.4)	(26.7)
Earnings (loss) from continuing operations
before provision (benefit) for income taxes	92.6	(153.4)	246.0	*
Provision (benefit) for income taxes	35.6	(41.7)	(77.3)	*
Earnings (loss) from continuing operations	57.0	(111.7)	168.7	*
Earnings from discontinued operations	---	67.4	(67.4)	*
Net earnings (loss)	$57.0	$(44.3)	$101.3	* %

	Percentage of Net Sales
	First Nine Months Ended		Change in Percentage
	Oct. 1,	Oct. 2,	First Nine Months 2005
	2005	2004 (1)	as Compared to 2004

Net sales	100.0%	100.0%	---%
Cost of products sold	70.1	71.1	1.0
Selling, general and administrative expenses, net	17.5	17.8	0.3
Amortization of intangible assets	0.9	0.8	(0.1)
Expenses and charges arising from the Acquisition	---	6.5	6.5
Operating earnings	11.5	3.8	7.7
Interest expense	(5.2)	(5.7)	0.5
Loss from debt retirement	---	(10.2)	10.2
Investment income	0.1	0.1	---
Earnings (loss) from continuing operations
before provision (benefit) for income taxes	6.4	(12.0)	18.4
Provision (benefit) for income taxes	2.5	(3.3)	(5.8)
Earnings (loss) from continuing operations	3.9	(8.7)	12.6
Earnings from discontinued operations	---	5.2	(5.2)
Net earnings (loss)	3.9%	(3.5)%	7.4%

 *    not meaningful

(1)   The nine months ended October 2, 2004 represents the combined Post-Acquisition and Pre-Acquisition periods of August 28, 2004 to October 2, 2004 and January 1, 2004 to August 27, 2004, respectively.

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

Consolidated net sales from continuing operations increased approximately $95,100,000 or 22.2% for the third quarter of 2005 as compared to the combined third quarter of 2004 and increased approximately $176,900,000 or 13.8% for the first nine months of 2005 as compared to the combined first nine months of 2004 as discussed in the following paragraphs.

In the Residential Building Products Segment, net sales increased approximately $53,400,000 or 21.7% for the third quarter of 2005 as compared to the combined third quarter of 2004 and increased approximately $116,000,000 or 16.0% for the first nine months of 2005 as compared to the combined first nine months of 2004. The third quarter and first nine months of 2005 include (1) increases of approximately $2,300,000 and $8,800,000, respectively, attributable to the effect of changes in foreign currency exchange rates and (2) approximately $25,800,000 and $48,800,000, respectively, attributable to acquisitions in this segment.

The increase in net sales in the Residential Building Products Segment in the third quarter and first nine months of 2005 as compared to the combined third quarter and first nine months of 2004 was primarily due to increased sales volume, in part due to acquisitions, of the Company’s multi-room audio, video distribution and related equipment and controls products. Sales of these built-in electronic products (which include products for multi-room audio, video distribution and related equipment and controls products, wireless security and access control products, and architectural built-in loudspeakers among others) increased approximately 74.1% over the combined third quarter of 2004 and increased approximately 54.5% over the combined first nine months of 2004. As a percentage of the Company’s total net sales, sales of built-in electronic products increased from approximately 14.5% in the combined third quarter of 2004 to approximately 20.6% in the third quarter of 2005 and from approximately 13.2% in the combined first nine months of 2004 to approximately 18.0% in the first nine months of 2005. Net sales in this segment also increased due to higher sales volume and sales price increases of range hoods and bathroom exhaust fans. Range hoods and bathroom exhaust fans are the largest product category sold in this segment, accounting for approximately 31.5% and 34.3% of total net sales in the third quarter and first nine months of 2005, respectively. Sales of range hoods and bathroom exhaust fans increased approximately 7.2% over the combined third quarter of 2004 and approximately 7.3% over the combined first nine months of 2004.

In the Air Conditioning and Heating Products Segment, net sales increased approximately $41,700,000 or 22.9% for the third quarter of 2005 as compared to the combined third quarter of 2004 and increased approximately $60,900,000 or 11.0% for the first nine months of 2005 as compared to the combined first nine months of 2004. The third quarter and first nine months of 2005 include (1) increases of approximately $900,000 and $3,200,000, respectively, attributable to the effect of changes in foreign currency exchange rates in this segment and (2) approximately $4,500,000 and $4,900,000, respectively, attributable to acquisitions in this segment. Net sales in the Air Conditioning and Heating Products Segment for HVAC products sold to residential site-built customers constituted the largest category of product sold to a particular group of customers within this segment. Sales of products to residential site-built customers increased approximately 46.0% over the combined third quarter of 2004 and increased approximately 19.4% over the combined first nine months of 2004. The increase in net sales in this segment in the third quarter and first nine months of 2005 as compared to the combined third quarter and first nine months of 2004 was due principally to increased sales volume and prices of products sold to residential site-built customers, in part, due to unusually warm weather in the United States in the third quarter of 2005. Sales of the Company’s commercial HVAC products, before considering the effect of foreign exchange, were down slightly in the third quarter of 2005 and first nine months of 2005 as compared to the same periods in 2004. The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 6.6% and 7.0% of the Company’s consolidated net sales for the third quarter of 2005 and 2004, respectively, and constituted approximately 6.4% and 6.7% of the Company’s consolidated net sales for the first nine months of 2005 and 2004, respectively. Although sales of residential products sold to manufactured housing customers for the same period were up, the Company does not believe that it will see any meaningful recovery in either the manufactured housing or commercial markets in the remaining portion of 2005.

Consolidated cost of products sold was approximately $361,300,000 for the third quarter of 2005 as compared to approximately $307,000,000 for the combined third quarter of 2004 and approximately $1,021,100,000 for the first nine months of 2005 as compared to approximately $908,700,000 for the combined first nine months of 2004. Cost of products sold, as a percentage of net sales, decreased from approximately 71.8% in the combined third quarter of 2004 to approximately 69.1% for the third quarter of 2005 and decreased from approximately 71.1% in the combined first nine months of 2004 to approximately 70.1% for the first nine months of 2005, primarily as a result of the factors that follow.

In the Residential Building Products Segment, cost of products sold for the third quarter of 2005 was approximately $188,000,000 as compared to approximately $156,500,000 in the combined third quarter of 2004 and approximately $536,400,000 for the first nine months of 2005 as compared to approximately $459,100,000 for the combined first nine months of 2004. Cost of products sold in this segment for the third quarter and first nine months of 2005 includes (1) approximately $13,800,000 and $29,300,000, respectively, of cost of products sold from acquisitions, (2) approximately $100,000 and $700,000, respectively, of increased depreciation expense of property and equipment arising primarily from capital expenditures subsequent to the Acquisition partially offset by the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004, (3) an increase of approximately $1,500,000 and $6,200,000, respectively, related to the effect of changes in foreign currency exchange rates and (4) a non-cash charge of approximately $400,000 and $800,000, respectively, related to the amortization of purchase price allocated to inventory. Cost of products sold in this segment for 2004 includes (1) a non-cash charge of approximately $1,900,000 in the combined third quarter and first nine months of 2004 related to the amortization of purchase price allocated to inventory as a result of the Acquisition and (2) a non-cash charge of approximately $200,000 for the combined first nine months of 2004 related to the amortization of purchase price allocated to inventory as a result of the OmniMount acquisition.

In the Air Conditioning and Heating Products Segment cost of products sold for the third quarter of 2005 was approximately $173,300,000 as compared to approximately $150,500,000 in the combined third quarter of 2004 and approximately $484,700,000 for the first nine months of 2005 as compared to approximately $449,600,000 for the combined first nine months of 2004. Cost of products sold in this segment in the third quarter and first nine months of 2005 includes (1) an increase of approximately $700,000 and $2,600,000, respectively, related to the effect of changes in foreign currency exchange rates, (2) approximately $200,000 and $600,000, respectively, of increased depreciation expense of property and equipment arising primarily from capital expenditures subsequent to the Acquisition partially offset by the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004 and (3) approximately $3,300,000 and $3,800,000, respectively, attributable to acquisitions in this segment. Cost of products sold in this segment in the combined third quarter and first nine months of 2004 includes (1) approximately $500,000 and $2,400,000, respectively, of costs associated with the closure of certain manufacturing facilities, (2) approximately $800,000 and $6,700,000 of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility and (3) a non-cash charge of approximately $500,000 in the combined third quarter and first nine months of 2004 related to the amortization of purchase price allocated to inventory as a result of the Acquisition.

Material costs were approximately 44.8% and 45.2% of net sales for the third quarter of 2005 and 2004, respectively, and approximately 45.1% and 44.4% of net sales for the first nine months of 2005 and 2004, respectively. Although the Company continued to experience material cost increases related primarily to purchases of steel, copper and aluminum, as well as, increased transportation and energy costs, these cost increases were offset by price increases, continued strategic sourcing initiatives and improvement in manufacturing efficiency, as evidenced by the decrease in material costs as a percentage of net sales in the third quarter of 2005 as compared to the same period in 2004.

During the third quarter and first nine months of 2005, both of the Company’s segments experienced an increase in freight costs due to rising energy prices. This increase in freight costs was offset by increased sales volume and prices, as well as cost reduction measures, thereby reducing the overall effect on cost of goods sold as a percentage of net sales.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

Consolidated selling, general and administrative expense (“SG&A”) was approximately $89,600,000 for the third quarter of 2005 as compared to approximately $74,200,000 for the combined third quarter of 2004 and approximately $254,100,000 for the first nine months of 2005 as compared to approximately $228,100,000 for the combined first nine months of 2004. SG&A as a percentage of net sales decreased from approximately 17.3% for the combined third quarter of 2004 to approximately 17.2% for the third quarter of 2005 and decreased from approximately 17.8% for the combined first nine months of 2004 to approximately 17.5% for the first nine months of 2005.

SG&A in the third quarter and first nine months of 2005 includes (1) approximately $9,000,000 and $14,700,000, respectively, of SG&A from acquisitions in the Residential Building Products Segment and the Air Conditioning and Heating Products Segment, (2) an increase of approximately $700,000 and $3,000,000, respectively, of displays expense in the Residential Building Products Segment related in part to the introduction of new products, (3) an increase of approximately $500,000 (of which approximately $400,000 is included in the Residential Building Products Segment and approximately $100,000 is included in the Air Conditioning and Heating Products Segment) and $2,100,000 (of which approximately $1,500,000 is included in the Residential Building Products Segment and approximately $600,000 is included in and the Air Conditioning and Heating Products Segment), respectively, related to the effect of changes in foreign currency exchange rates, (4) approximately $100,000 and $300,000, respectively, of stock-based compensation expense (all of which is recorded in Unallocated), (5) a non-cash foreign exchange gain of approximately $100,000 (all of which is included in the Air Conditioning and Heating Products Segment) and a non-cash foreign exchange loss of approximately $1,300,000 (of which approximately $1,000,000 is included in the Residential Building Products Segment), respectively, related to intercompany debt not permanently invested in the Company’s subsidiaries and (6) a gain of approximately $1,400,000 from the settlement of certain obligations related to former subsidiaries recorded in the first nine months of 2005 (see Note I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

SG&A in the combined third quarter and first nine months of 2004 includes (1) approximately $3,300,000 of stock-based compensation expense, of which approximately $2,300,000 is included in Unallocated, recorded in the combined first nine months of 2004 and (2) a non-cash foreign exchange loss of approximately $400,000 and $900,000, respectively, of which $400,000 and $700,000, respectively, is recorded in the Residential Building Products Segment, related to intercompany debt not permanently invested in the Company’s subsidiaries.

The decrease in SG&A as a percentage of net sales in the third quarter and first nine months of 2005 is primarily due to lower compensation and employee benefit expense in Unallocated, as well as the factors noted above.

Amortization of intangible assets, as a percentage of net sales from continuing operations, remained unchanged at 0.8% for the third quarters of 2005 and 2004 and increased from approximately 0.8% in the combined first nine months of 2004 to approximately 0.9% for the first nine months of 2005. This increase is principally a result of approximately $900,000 and $2,700,000 of increased amortization of intangible assets in the Residential Building Products Segment in the third quarter and first nine months 2005, respectively, as compared to the same periods in 2004 arising from finalizing the fair value adjustments to intangible assets in the fourth quarter of 2004 as a result of the Acquisition (see Note B of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

The combined third quarter and first nine months of 2004 include approximately $83,700,000, or 19.6% and 6.5% as a percentage of net sales, respectively, of expenses and charges arising from the Acquisition. Approximately $45,200,000 (of which approximately $34,100,000 is included in Unallocated, approximately $5,300,000 is included in the Residential Building Products Segment and approximately $5,800,000 is included in the Air Conditioning and Heating Products Segment) of stock-based compensation expense related to the Acquisition was recorded in the combined third quarter and first nine months of 2004 (see Notes A, B and E of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein for further discussion of these expenses and charges).

Consolidated operating earnings improved by approximately $108,100,000 to approximately $67,600,000, or 12.9% as a percentage of net sales, for the third quarter of 2005 from an operating loss of approximately $40,500,000, or 9.5% as a percentage of net sales, for the combined third quarter of 2004. Consolidated operating earnings increased by approximately $119,400,000 from approximately $48,100,000, or 3.8% as a percentage of net sales, for the combined first nine months of 2004 to approximately $167,500,000, or 11.5% as a percentage of net sales, for the first nine months of 2005 as a result of the factors discussed above and that follow.

Operating earnings of the Residential Building Products Segment for the third quarter of 2005 were approximately $51,400,000 as compared to approximately $37,100,000 for the combined third quarter of 2004 and approximately $135,000,000 for the first nine months of 2005 as compared to approximately $119,200,000 for the combined first nine months of 2004. Operating earnings of this segment for the third quarter and first nine months of 2005 reflects (1) an increase in earnings of approximately $500,000 and $1,200,000, respectively, from the effect of foreign currency exchange rates, (2) approximately $3,700,000 and $5,400,000, respectively, of operating earnings contributed by acquisitions, (3) approximately $100,000 and $400,000, respectively, of increased depreciation expense of property and equipment and approximately $900,000 and $2,700,000, respectively, of increased amortization of intangible assets, (4) a non-cash charge of approximately $400,000 and $800,000, respectively, related to the amortization of purchase price allocated to inventory primarily as a result of the Acquisition and (5) a non-cash foreign exchange loss of approximately $1,000,000 recorded in the first nine months of 2005 related to intercompany debt not permanently invested in the Company’s subsidiaries.

Operating earnings of the Residential Building Products Segment for the combined third quarter and first nine months of 2004 include (1) approximately $5,300,000 and $5,900,000, respectively, of stock-based compensation charges (of which approximately $5,300,000 for both the combined three and nine months of 2004 is included in the $83,700,000 of expenses and charges arising from the Acquisition as noted above), (2) a non-cash charge of approximately $200,000 recorded in the combined first nine months of 2004 of amortization of purchase price allocated to inventory primarily as a result of the acquisitions in this segment, (3) a non-cash charge of approximately $1,900,000 in the combined third quarter and first nine months of 2004 related to the amortization of purchase price allocated to inventory as a result of the Acquisition and (4) non-cash foreign exchange losses of approximately $400,000 and $700,000, respectively, related to intercompany debt not permanently invested in the Company’s subsidiaries.

In addition to the effect of the items noted above, operating earnings in the Residential Building Products Segment in the third quarter and first nine months of 2005 improved over the same periods in 2004 primarily as a result of increased sales volume of the Company’s built-in electronic products, increased sales volume and sales prices of bathroom exhaust fans and range hoods and acquisitions, partially offset by material cost increases and increased display expenses as noted previously, related in part to the introduction of new products.

Operating earnings of the Air Conditioning and Heating Products Segment were approximately $22,200,000 for the third quarter of 2005 as compared to approximately $1,400,000 for the combined third quarter of 2004 and approximately $49,900,000 for the first nine months of 2005 as compared to approximately $26,700,000 for the combined first nine months of 2004. Operating earnings of this segment for the third quarter and first nine months of 2005 reflects (1) a decrease in earnings of approximately $100,000 for the first nine months of 2005 from the effect of foreign currency exchange rates, (2) approximately $300,000 and $600,000, respectively, of increased depreciation expense of property and equipment, (3) approximately $400,000 of operating expense contributed by acquisitions in the third quarter and first nine months of 2005 and (4) a non-cash foreign exchange gain of approximately $100,000 recorded in the third quarter of 2005 related to intercompany debt not permanently invested in the Company’s subsidiaries.

Operating earnings of the Air Conditioning and Heating Products Segment for the combined third quarter and first nine months of 2004 includes (1) approximately $500,000 and $2,400,000, respectively, of costs associated with the closure of certain manufacturing facilities, (2) approximately $800,000 and $6,700,000, respectively, of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility, (3) a non-cash charge of approximately $500,000 in the combined third quarter and first nine months of 2004 related to the amortization of purchase price allocated to inventory as a result of the Acquisition and (4) approximately $5,800,000 and $6,200,000, respectively, of stock-based compensation charges (of which approximately $5,800,000 for both the combined three and nine months of 2004 is included in the $83,700,000 of expenses and charges arising from the Acquisition as noted above).

In addition to the items noted above, operating earnings in the Air Conditioning and Heating Products Segment in the third quarter and first nine months of 2005 improved over the same periods in 2004 as a result of increased sales volume of products sold to residential customers, in part, due to unusually warm weather in the United States during the third quarter of 2005, sales price increases and improved manufacturing efficiencies, partially offset by material cost increases within the entire segment.

The operating expense in Unallocated was approximately $6,000,000 for the third quarter of 2005 as compared to approximately $79,000,000 for the combined third quarter of 2004 and approximately $17,400,000 for the first nine months of 2005 as compared to approximately $97,800,000 for the combined first nine months of 2004. The decrease in operating expense for the third quarter and first nine months of 2005 as compared to the same periods of 2004 in Unallocated is primarily due to the items noted below, as well as, lower compensation and employee benefit expense. Operating expense in Unallocated for the third quarter and first nine months of 2005 includes (1) approximately $100,000 and $300,000, respectively, of stock-based compensation charges, (2) a non-cash foreign exchange loss of approximately $300,000 recorded in the first nine months of 2005 related to intercompany debt not permanently invested in the Company’s subsidiaries, (3) a gain of approximately $1,400,000 from the settlement of certain obligations of former subsidiaries recorded in the first nine months of 2005 (see Note I of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein), (4) approximately $100,000 and $300,000, respectively, of increased amortization of intangible assets and (5) approximately $200,000 of increased depreciation expense of property and equipment in the first nine months of 2005.

Operating expense in Unallocated for the combined third quarter and first nine months of 2004 includes (1) approximately $34,100,000 and $36,400,000, respectively, of stock-based compensation charges (including approximately $34,100,000 of charges arising from the Acquisition), (2) approximately $38,500,000 of fees and expenses associated with the Acquisition, other than stock-based compensation and (3) a non-cash foreign exchange loss of approximately $200,000 recorded in the combined first nine months of 2004 related to intercompany debt not permanently invested in the Company’s subsidiaries. There were no non-cash foreign exchange losses recorded in Unallocated in the combined third quarter of 2004.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 9.1% and 9.8% of operating earnings (before unallocated and corporate expenses) in the third quarters of 2005 and 2004, respectively, and approximately 8.0% and 10.3% of operating earnings (before unallocated and corporate expenses) in the first nine months of 2005 and 2004, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest expense decreased approximately $1,700,000 or approximately 6.0% in the third quarter of 2005 as compared to the combined third quarter of 2004 and increased approximately $3,700,000 or approximately 5.1% in the first nine months of 2005 as compared to the combined first nine months of 2004. In the third quarter and first nine months of 2005, the Company experienced an increase in interest expense of approximately $15,100,000 and $60,800,000, respectively, from additional borrowings primarily in connection with the Acquisition, offset by a reduction in interest expense of approximately $11,300,000 and $53,500,000, respectively, relating to the redemption and open market purchases of certain debt in 2004 as discussed in the paragraph below, as well as, a reduction in the amortization of deferred financing costs of approximately $5,500,000 and $3,600,000, respectively, relating primarily to the amortization of commitment fees and related expenses recorded in the third quarter of 2004 of approximately $6,250,000 in connection with the bridge-facility entered into by the Company to fund the consummation of the Acquisition should it have been necessary (see Notes B and C of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

On August 27, 2004, the Company purchased for cash all of the former Nortek Holdings’ 10% Senior Discount Notes due 2011 (the “Senior Discount Notes”), its $200,000,000 Floating Rate Notes due 2010 (the “Floating Rate Notes”) and most of its 9 7/8% Senior Subordinated Notes due 2011 (the “9 7/8% Notes”) and recorded a pre-tax loss from debt retirement of approximately $118,800,000 in the combined third quarter of 2004. In addition, during the first quarter of 2004, the Company called for redemption all of its outstanding 9 1/4% Senior Notes due 2007 (“9 1/4% Notes”), all of its outstanding 9 1/8% Senior Notes due 2007 (“9 1/8% Notes”) and all of its outstanding 8 7/8% Senior Notes due 2008 (“8 7/8% Notes”). The redemption of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes resulted in a pre-tax loss of approximately $11,900,000 in the first quarter of 2004, based upon the difference between the respective redemption prices and the estimated carrying values at the redemption dates of the 9 1/4% Notes, 9 1/8% Notes and 8 7/8% Notes, which include the principal amount redeemed and the estimated remaining unamortized premium recorded in connection with the Recapitalization. As a result of all of these transactions, the Company recorded a pre-tax loss in the combined first nine months of 2004 of approximately $130,700,000. (See Note C of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.)

Investment income was approximately $300,000 for both the third quarter of 2005 and 2004 and approximately $1,100,000 and $1,500,000 for the first nine months of 2005 and 2004, respectively. The decrease in investment income in the first nine months of 2005 as compared to the same period in 2004 is primarily a result of lower average invested balances, partially offset by higher yields.

The provision for income taxes from continuing operations was approximately $16,300,000 for the third quarter of 2005 as compared to an income tax benefit of approximately $55,500,000 for the combined third quarter of 2004, while the provision for income taxes from continuing operations was approximately $35,600,000 for the first nine months of 2005 as compared to an income tax benefit of approximately $41,700,000 for the combined first nine months of 2004. The income tax rates in both the second quarters and first six months of 2005 and 2004 differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, foreign income tax on foreign source income and state income tax provisions (see Note H of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

Discontinued operations for the combined third quarter and first nine months of 2004 includes earnings of approximately $500,000 (net of a tax benefit of approximately $2,000,000) and $67,400,000 (net of a tax provision of approximately $45,500,000), respectively, (see Note F of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

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

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the third quarter ended October 1, 2005 and the periods from August 28, 2004 to October 2, 2004 and from July 4, 2004 to August 27, 2004:

	For the Periods
	Post-Acquisition		Pre-Acquisition
	July 3, 2005 -	Aug. 28, 2004 -	July 4, 2004 -
	Oct. 1, 2005	Oct. 2, 2004	Aug. 27, 2004
	(Amounts in thousands)
	(Unaudited)

Net earnings (loss)*	$25,000	$(400)	$(130,900)
Provision (benefit) for income taxes from continuing operations	16,300	(300)	(55,200)
Benefit from income taxes from discontinued operations	---	---	(2,000)
Interest expense from continuing operations	26,544	16,197	12,092
Interest expense from discontinued operations	---	---	12
Investment income from continuing operations	(264)	(32)	(241)
Investment income from discontinued operations	---	---	(18)
Depreciation expense from continuing operations	6,876	2,524	3,939
Depreciation expense from discontinued operations	---	---	8
Amortization expense from continuing operations	4,760	3,783	2,022
EBITDA	$79,216	$21,772	$(170,286)

*
EBITDA includes approximately $100,000, $30,000 and $45,200,000 of stock-based compensation charges recorded in the third quarter ended October 1, 2005 and the periods from August 28, 2004 to October 2, 2004 and from July 4, 2004 to August 27, 2004, respectively (see Notes A and G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

EBITDA includes earnings of approximately $500,000 from discontinued operations for the period from July 4, 2004 to August 27, 2004 (see Note F of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

EBITDA for the period from July 4, 2004 to August 27, 2004 includes approximately $83,700,000 (which includes the approximate $45,200,000 of stock-based compensation expense as noted above) of expenses and charges arising from the Acquisition and approximately $118,778,000 of loss on debt retirement, which are recorded in earnings (loss) from continuing operations (see Notes C and E of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein). EBITDA for the period from July 4, 2004 to August 27, 2004 also includes approximately $4,500,000 of stock-based employee compensation charges related to the former Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem, which are recorded in earnings from discontinued operations (see Notes A and F of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the nine months ended October 1, 2005 and the periods from August 28, 2004 to October 1, 2004 and from January 1, 2004 to August 27, 2004:

	For the Periods
	Post-Acquisition		Pre-Acquisition
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Oct. 1, 2005	Oct. 2, 2004	Aug. 27, 2004
	(Amounts in thousands)
	(Unaudited)

Net earnings *	$57,000	$(400)	$(43,900)
Provision (benefit) for income taxes from continuing operations	35,600	(300)	(41,400)
Provision for income taxes from discontinued operations	---	---	45,500
Interest expense from continuing operations	75,973	16,197	56,073
Interest expense from discontinued operations	---	---	4,609
Investment income from continuing operations	(1,026)	(32)	(1,520)
Investment income from discontinued operations	---	---	(52)
Depreciation expense from continuing operations	20,434	2,524	16,731
Depreciation expense from discontinued operations	---	---	1,210
Amortization expense from continuing operations	13,909	3,783	9,092
Amortization expense from discontinued operations	---	---	203
EBITDA	$201,890	$21,772	$46,546

*
EBITDA includes approximately $300,000, $30,000 and $48,500,000 of stock-based compensation charges recorded in the first nine months ended October 1, 2005 and the periods from August 28, 2004 to October 2, 2004 and from January 1, 2004 to August 27, 2004, respectively (see Notes A and G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

EBITDA includes earnings of approximately $67,400,000 from discontinued operations for the period from January 1, 2004 to August 27, 2004 (see Note F of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

EBITDA for the period from January 1, 2004 to August 27, 2004 includes approximately $83,700,000 (which includes approximately $45,200,000 of the $48,500,000 of stock-based compensation expense noted above) of expenses and charges arising from the Acquisition and approximately $130,700,000 of loss on debt retirement, which are recorded in earnings (loss) from continuing operations (see Notes C and E of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein). EBITDA for the period from January 1, 2004 to August 27, 2004 also includes approximately $6,400,000 of stock-based employee compensation charges related to the former Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem, which are recorded in earnings from discontinued operations (see Notes A and F of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

Liquidity and Capital Resources

The Company acquired several companies during the first nine months of 2005 utilizing cash on hand and incurring additional indebtedness. Companies acquired during 2005 and the impact on cash flow in 2005 were as follows:

•
On August 26, 2005, the Company acquired the assets of Sunfire for approximately $4,000,000 (utilizing approximately $3,500,000 of cash on hand and issuing an unsecured subordinated promissory note in the amount of approximately $500,000) plus contingent consideration.

•	On August 8, 2005, the Company acquired the stock of Imerge for approximately $6,000,000 in cash plus contingent consideration.

•
On July 15, 2005, the Company acquired the assets and certain liabilities of Niles for approximately $76,500,000, utilizing approximately $41,500,000 of cash on hand, borrowing approximately $25,000,000 against the U.S. portion of its revolving credit facility (which was subsequently repaid during the third quarter of 2005) and issuing an unsecured promissory note in the amount of approximately $10,000,000.

•
On June 13, 2005, the Company, through its wholly-owned subsidiary Nordyne, acquired IMS for approximately $4,600,000, utilizing approximately $4,100,000 of cash on hand and issuing an unsecured promissory note in the amount of approximately $500,000.

•
On April 26, 2005, the Company, through its indirect wholly-owned subsidiary, Linear, acquired Panamax for approximately $11,850,000 (utilizing approximately $9,600,000 of cash on hand and issuing an unsecured promissory note in the amount of approximately $2,250,000) plus contingent consideration.

The estimated total potential amount of contingent consideration that may be paid in the future for all acquisitions is approximately $7,250,000 (see Note D of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

The Company had consolidated debt at October 1, 2005, of approximately $1,376,070,000 consisting of (i) $18,185,000 of short-term borrowings and current maturities of long-term debt, (ii) $36,902,000 of long-term notes, mortgage notes and other indebtedness, (iii) $9,983,000 of 9 7/8% Senior Subordinated Notes due 2011, (iv) $625,000,000 of 8 1/2% Senior Subordinated Notes due 2014, and (v) $686,000,000 of long-term debt outstanding under its Senior Secured Credit Facility. During the nine months ended October 1, 2005, the Company had a net increase in its consolidated debt of approximately $6,100,000 resulting from (1) approximately $2,200,000 in net additional borrowings from secured lines of credit and bank advances of the Company’s European subsidiaries, (2) additional borrowings of approximately $15,800,000 primarily related to the acquisitions noted above, offset by (3) approximately $11,000,000 of principal and other payments made during the period and (4) an approximate $900,000 decrease related to the effects of foreign currency translation.

The Company’s debt to equity ratio was approximately 2.9:1 at October 1, 2005 as compared to approximately 3.3:1 at December 31, 2004. The reduction in the ratio was primarily due to an increase in stockholder’s investment, primarily as a result of net earnings for the first nine months of 2005.

The Senior Secured Credit Facility also provides the Company and its subsidiaries with a $100,000,000 revolving credit facility with a maturity in August 2010 that includes both a letter of credit sub-facility and swing line loan sub-facility. At October 1, 2005, the Company had approximately $70,700,000 of borrowing availability under the U.S. portion of its revolving credit facility and approximately $10,000,000 of borrowing availability under the Canadian credit facility. There were no outstanding borrowings under the U.S. or Canadian portions of the revolving credit facility at October 1, 2005.

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

At October 1, 2005, approximately $112,800,000 was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive loan agreement, the Company’s Senior Secured Credit Facility.

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

As of October 1, 2005, approximately $19,800,000 of letters of credit have been issued as additional security for (1) approximately $14,000,000 relating to certain of the Company’s insurance programs, (2) approximately $4,100,000 relating to leases outstanding for certain of the Company’s manufacturing facilities and (3) approximately $1,700,000 relating to certain of the subsidiaries purchases and other requirements.

The Company and its subsidiaries have entered into a number of operating lease obligations, purchase obligations and have guaranteed certain obligations of various third parties. No significant changes in these obligations have occurred since December 31, 2004.

Unrestricted cash and cash equivalents decreased from approximately $95,000,000 at December 31, 2004 to approximately $47,000,000 at October 1, 2005, in part, to partially fund the acquisitions in 2005 noted above. The Company has classified as restricted, in the accompanying unaudited condensed consolidated balance sheet, certain investments that are not fully available for use in its operations. At October 1, 2005, approximately $6,079,000 (of which approximately $2,271,000 is included in short-term assets) of investments is held primarily as collateral to fund future capital expenditures within the Company’s segments, as well as for insurance and letter of credit requirements.

Capital expenditures were approximately $6,900,000 (of which approximately $1,100,000 was financed under a capital lease) in the third quarter of 2005 as compared to approximately $6,100,000 (of which approximately $1,200,000 was financed under a capital lease) in the combined third quarter of 2004. Capital expenditures were approximately $19,600,000 (of which approximately $4,600,000 was financed under a capital lease) in the first nine months of 2005 as compared to approximately $15,700,000 (of which approximately $1,200,000 was financed under a capital lease) in the combined first nine months of 2004. Capital expenditures were approximately $25,300,000 for the year ended December 31, 2004 and are expected to be approximately $40,000,000 in 2005. Under the Company’s Senior Secured Credit Facility, capital expenditures are limited to approximately $48,500,000 in 2005.

The Company’s working capital and current ratio decreased from approximately $284,100,000 and 1.9:1 at December 31, 2004 to approximately $277,900,000 and 1.8:1 at October 1, 2005. This decrease in working capital and current ratio for the first nine months of 2005 was primarily as a result of the decrease in cash due to acquisitions as noted above, as well as seasonal increases in accounts receivable and accounts payable as noted below.

Accounts receivable increased approximately $70,911,000, or approximately 31.4%, between December 31, 2004 and October 1, 2005, while net sales increased approximately $122,916,000, or approximately 30.7%, in the third quarter of 2005 as compared to the fourth quarter of 2004. These increases are primarily a result of increased sales levels, timing of cash collections and acquisitions. Acquisitions contributed approximately $30,300,000 to the increase in net sales in the third quarter of 2005 and approximately $11,100,000 to the increase in accounts receivable at October 1, 2005. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on October 1, 2005 as compared to December 31, 2004. The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in the third quarter of 2005.

Inventories increased approximately $19,871,000, or approximately 9.7%, between December 31, 2004 and October 1, 2005 primarily as a result of increased inventory levels in the Residential Building Products Segment, in part, due to strong demand of certain product categories and acquisitions which contributed approximately $10,500,000 to the increase in inventories at October 1, 2005.

Accounts payable increased approximately $33,886,000, or approximately 24.7%, between December 31, 2004 and October 1, 2005 due primarily to increased inventory levels and timing of payments. Acquisitions contributed approximately $6,000,000 to the increase in accounts payable at October 1, 2005.

Changes in certain working capital accounts, as noted above, between December 31, 2004 and October 1, 2005, differ from the changes reflected in the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the three preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Unrestricted cash and cash equivalents decreased approximately $47,966,000 and $131,263,000 from January 1, 2005 to October 1, 2005 and from August 28, 2004 to October 2, 2004, respectively and increased approximately $7,830,000 from January 1, 2004 to August 27, 2004, principally as a result of the following:

	Condensed Consolidated Cash Flows (*)
	For the Periods
	Post-Acquisition		Pre-Acquisition
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Oct. 1, 2005	Oct. 2, 2004	Aug. 27, 2004
	(Amounts in thousands)
Operating Activities:
Cash flow from operations, net	$118,160	$6,326	$90,414
Increase in accounts receivable, net	(64,462)	(1,347)	(26,921)
Increase in inventories	(11,633)	(5,907)	(34,337)
(Increase) / decrease in prepaids and other current assets	(8,197)	17,853	(14,363)
Decrease in net assets of discontinued operations	---	---	2,326
Increase / (decrease) in accounts payable	32,849	(15,274)	52,669
(Decrease) / increase in accrued expenses and taxes	(3,060)	14,768	(33,926)
Investing Activities:
Capital expenditures	(15,020)	(2,620)	(11,848)
Net cash paid for businesses acquired	(88,800)	---	(16,500)
Purchase of outstanding equity shares of the Company by Thomas H. Lee Partners, L.P. and affiliates	---	(706,189)	---
Purchase of investments and marketable securities	---	---	(5,000)
Proceeds from the sale of investments and marketable securities	---	---	5,000
Payment of Acquisition fees and expenses	---	(57,000)	---
Proceeds from the sale of discontinued businesses	---	---	526,000
Proceeds from the sale of property and equipment	6,144	---	---
Change in restricted cash and investments	(2,070)	1	(103)
Financing Activities:
Change in borrowings, net	(6,305)	(484)	(5,370)
Sale of Floating Rate Notes	---	---	196,000
Redemption of notes in connection with the Acquisition	---	(919,300)	---
Redemption of Senior Notes	---	---	(716,700)
Net proceeds from the sale of the 8 1/2% Notes	---	605,400	---
Net proceeds from borrowings under the Senior Secured Credit facility	---	685,350	---
Equity investment by Thomas H. Lee Partners, L.P. and affiliates	---	361,841	---
Settlement of stock options	---	(113,032)	---
Other, net	(5,572)	(1,649)	489
	$(47,966)	$(131,263)	$7,830

(*)
Summarized from the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended October 1, 2005 and the periods from August 28, 2004 to October 2, 2004 and from January 1, 2004 to August 27, 2004 (see the Unaudited Financial Statements included elsewhere herein).

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

The following table presents a reconciliation from net cash provided by (used in) operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the nine months ended October 1, 2005 and the periods from August 28, 2004 to October 2, 2004 and from January 1, 2004 to August 27, 2004:

	For the Periods
	Post-Acquisition		Pre-Acquisition
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Oct. 1, 2005	Oct. 2, 2004	Aug. 27, 2004
	(Amounts in thousands)
	(Unaudited)

Net cash provided by operating activities *	$59,777	$14,747	$36,697
Cash used in (provided by) working capital and other long-term asset and liability changes	58,383	(8,421)	53,717
Non-cash interest expense, net	(4,089)	(389)	(24,671)
Effect of the Acquisition, net	---	---	(38,423)
Non-cash stock-based compensation	(248)	(30)	(48,561)
Loss from debt retirement	---	---	(130,736)
Gain on the sale of discontinued operations	---	---	125,200
Gain on sale of fixed assets	220	---	---
Deferred federal income tax provision from continuing operations	(22,700)	---	(9,800)
Deferred federal income tax credit from discontinued operations	---	---	18,500
Provision (benefit) for income taxes from continuing operations	35,600	(300)	(41,400)
Provision for income taxes from discontinued operations	---	---	45,500
Interest expense from continuing operations	75,973	16,197	56,073
Interest expense from discontinued operations	---	---	4,609
Investment income from continuing operations	(1,026)	(32)	(1,520)
Investment income from discontinued operations	---	---	(52)
Depreciation expense from discontinued operations	---	---	1,210
Amortization expense from discontinued operations	---	---	203
EBITDA	$201,890	$21,772	$46,546

*
EBITDA includes approximately $300,000, $30,000 and $48,500,000 of stock-based compensation charges recorded in the first nine months ended October 1, 2005 and the periods from August 28, 2004 to October 2, 2004 and from January 1, 2004 to August 27, 2004, respectively (see Notes A and G of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

EBITDA includes earnings of approximately $67,400,000 from discontinued operations for the period from January 1, 2004 to August 27, 2004 (see Note F of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

EBITDA for the period from January 1, 2004 to August 27, 2004 includes approximately $83,700,000 (which includes approximately $45,200,000 of the $48,500,000 of stock-based compensation expense noted above) of expenses and charges arising from the Acquisition and approximately $130,700,000 of loss on debt retirement, which are recorded in earnings (loss) from continuing operations (see Notes C and E of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein). EBITDA for the period from January 1, 2004 to August 27, 2004 also includes approximately $6,400,000 of stock-based employee compensation charges related to the former Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem, which are recorded in earnings from discontinued operations (see Notes A and F of the Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein).

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

The Department of Energy announced on April 2, 2004 that effective January 26, 2006, the minimum seasonal energy efficiency rating for residential central air conditioners (“SEER”) will be raised to 13 SEER. The current minimum is 10 SEER. Approximately 97% of the Company’s residential central air conditioner sales are currently below the 13 SEER efficiency rating. The Company’s Air Conditioning and Heating Products Segment currently produces residential central air conditioners with a 13 SEER efficiency rating and continues to focus on product improvements including energy efficiency as part of its engineering and manufacturing efforts. The Company does not expect any significant adverse effect on its business subsequent to January 26, 2006 as a result of the increase in the minimum SEER rating.

As of October 1, 2005, approximately 11.1% of the Company’s workforce was subject to various collective bargaining agreements. Collective bargaining agreements covering approximately 2.4% of the Company’s workforce expired in 2004 and are currently being renegotiated.

On June 8, 2005 the Company’s collective bargaining agreement with the United Automobile Aerospace & Agricultural Implement Workers of America and its Local No. 2029 (which is estimated to cover approximately 4.8% (422 employees) of the Company’s workforce subject to collective bargaining agreements as of October 1, 2005) at the Cincinnati, OH location of the Company’s subsidiary NuTone, Inc. expired. The Company has presented its final proposal to the union bargaining committee but such proposal was not accepted by the union members. On July 16, 2005, the Company locked out the union employees at the NuTone Cincinnati, OH facility. The Company’s management has prepared contingency plans to ensure that operational disruptions are minimized and the Company’s customers’ needs are met without significant delay.

A work stoppage at one of the Company’s facilities that lasts for a significant period of time could cause the Company to lose sales, incur increased costs and adversely affect its ability to meet customers’ needs. A plant shutdown or a substantial modification to a collective bargaining agreement could result in material gains and losses or the recognition of an asset impairment. As agreements expire, until negotiations are completed, it is not known whether the Company will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements or at all and without production interruptions, including labor stoppages.

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

The Company has historically managed its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At October 1, 2005, approximately 49.1% of the carrying values of the Company’s long-term debt were at fixed interest rates.

B. Foreign Currency Risk

Sales and earnings derived from international markets and net assets within international markets are subject to, among others, the risks of currency fluctuations primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In the third quarter and first nine months of 2005, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations, but may not be indicative of future results. The impact of foreign currency changes related to translation resulted in an increase in stockholder’s investment of approximately $4,996,000 for the three months ended October 1, 2005 and a decrease in stockholder’s investment of approximately $1,619,000 for the nine months ended October 1, 2005. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets through the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At October 1, 2005, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity pricing exposure. At October 1, 2005, the Company did not have any material outstanding commodity forward contracts.

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

November 7, 2005