Form 10-Q
period 2006-04-01
NORTEK INC
filed 2006-05-10
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
                  (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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
Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer [_]	Accelerated Filer [_]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The aggregate market value of voting stock held by non-affiliates is zero.

The number of shares of Common Stock outstanding as of May 5, 2006 was 3,000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)

	April 1,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$70,158	$77,175
Accounts receivable, less allowances of $6,694 and $6,582	302,931	272,191
Inventories:
Raw materials	77,762	75,159
Work in process	24,309	21,400
Finished goods	153,748	145,753
	255,819	242,312

Prepaid expenses	11,167	10,510
Other current assets	26,640	26,349
Prepaid income taxes	15,890	20,672
Total current assets	682,605	649,209

Property and Equipment, at Cost:
Land	10,536	8,784
Buildings and improvements	88,780	84,310
Machinery and equipment	148,758	141,112
	248,074	234,206
Less accumulated depreciation	36,680	28,717
Total property and equipment, net	211,394	205,489

Other Assets:
Goodwill	1,379,115	1,381,350
Intangible assets, less accumulated amortization of $31,581 and $27,328	114,593	114,474
Deferred debt expense	35,610	36,868
Long-term portion of receivable from affiliate	17,724	17,460
Restricted investments and marketable securities	4,018	4,015
Other assets	7,564	7,711
	1,558,624	1,561,878
	$2,452,623	$2,416,576
Liabilities and Stockholder’s Investment

Current Liabilities:
Notes payable and other short-term obligations	$5,714	$4,915
Current maturities of long-term debt	18,246	14,786
Accounts payable	180,533	159,015
Accrued expenses and taxes, net	181,026	196,721
Total current liabilities	385,519	375,437

Other Liabilities:
Deferred income taxes	19,187	20,381
Other	168,652	166,369
	187,839	186,750

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,354,865	1,354,080

Stockholder’s Investment:
Common stock, $0.01 par value, authorized 3,000 shares;
3,000 issued and outstanding at April 1, 2006 and December 31, 2005	---	---
Additional paid-in capital	415,312	414,964
Retained earnings	101,000	77,800
Accumulated other comprehensive income	8,088	7,545
Total stockholder's investment	524,400	500,309
Total Liabilities and Stockholder's Investment:	$2,452,623	$2,416,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended
	April 1, 2006	April 2, 2005
	(Dollar amounts in thousands)

Net Sales	$534,542	$434,118

Costs and Expenses:
Cost of products sold	370,468	309,459
Selling, general and administrative expense	95,185	79,441
Amortization of intangible assets	4,221	4,333
	469,874	393,233
Operating earnings	64,668	40,885
Interest expense	(27,976)	(24,285)
Investment income	708	400
Earnings before provision for income taxes	37,400	17,000
Provision for income taxes	14,200	6,300
Net earnings	$23,200	$10,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months ended
	April 1, 2006	April 2, 2005
	(Dollar amounts in thousands)
Cash Flows from operating activities:
Net earnings	$23,200	$10,700

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization expense, including amortization of purchase price allocated to inventory	12,250	11,615
Non-cash interest expense, net	1,312	1,363
Non-cash stock-based compensation expense	83	79
Loss (gain) on sale of fixed assets	134	(280)
Deferred federal income tax provision	3,500	5,700
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(23,400)	(17,313)
Inventories	(10,183)	(17,036)
Prepaids and other current assets	775	612
Accounts payable	16,934	21,753
Accrued expenses and taxes	(13,869)	(31,664)
Long-term assets, liabilities and other, net	(696)	(4,181)
Total adjustments to net earnings	(13,160)	(29,352)
Net cash provided by (used in) operating activities	10,040	(18,652)
Cash Flows from investing activities:
Capital expenditures	(12,106)	(3,683)
Net cash paid for businesses acquired	(7,900)	---
Proceeds from the sale of property and equipment	129	5,830
Change in restricted cash and marketable securities	(3)	---
Other, net	(1,455)	(399)
Net cash (used in) provided by investing activities	(21,335)	1,748
Cash Flows from financing activities:
Increase in borrowings	9,362	3,501
Payment of borrowings	(5,030)	(6,595)
Other, net	(54)	(208)
Net cash provided by (used in) financing activities	4,278	(3,302)
Net decrease in unrestricted cash and cash equivalents	(7,017)	(20,206)
Unrestricted cash and cash equivalents at the beginning of the period	77,175	94,955
Unrestricted cash and cash equivalents at the end of the period	$70,158	$74,749

Supplemental disclosure of cash flow information:

Interest paid	$39,791	$36,432

Income taxes paid, net	$2,390	$6,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE THREE MONTHS ENDED APRIL 2, 2005
(Dollar amounts in thousands)

		(Accumulated	Accumulated
	Additional	Deficit)	Other
	Paid in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income (Loss)	Income (Loss)

Balance, December 31, 2004	$410,581	$(2,700)	$9,065	$ ---
Net earnings	---	10,700	---	10,700
Other comprehensive income (loss):
Currency translation adjustment	---	---	(2,243)	(2,243)
Unrealized decline in the fair value of marketable securities	---	---	(6)	(6)
Comprehensive income				$8,451
Capital contribution from parent	3,263	---	---
Stock-based compensation	79	---	---
Balance, April 2, 2005	$413,923	$8,000	$6,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE THREE MONTHS ENDED APRIL 1, 2006
(Dollar amounts in thousands)

			Accumulated
	Additional		Other
	Paid in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income	Income

Balance, December 31, 2005	$414,964	$77,800	$7,545	$ ---
Net earnings	---	23,200	---	23,200
Other comprehensive income:
Currency translation adjustment	---	---	543	543
Comprehensive income				$23,743
Capital contribution from parent	265	---	---
Stock-based compensation	83	---	---
Balance, April 1, 2006	$415,312	$101,000	$8,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 1, 2006 AND APRIL 2, 2005

(A)        The unaudited condensed consolidated financial statements presented herein (the “Unaudited Financial Statements”) reflect the financial position, results of operations and cash flows of Nortek, Inc. (the “Company” or “Nortek”) and all of its wholly-owned subsidiaries. The Unaudited Financial Statements include the accounts of Nortek, as appropriate, and all of its wholly-owned subsidiaries, after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the prior year’s Unaudited Financial Statements have been reclassified to conform to the current year presentation. It is suggested that these Unaudited Financial Statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission (“SEC”).

On May 5, 2006, NTK Holdings, Inc. (“NTK Holdings”) filed a registration statement on Form S-1 with the SEC for an initial public offering of shares of its common stock (the “Offering”) (see Note K).

Stock-Based Compensation of Employees, Officers and Directors

In connection with the acquisition of Nortek, Inc. by affiliates of Thomas H. Lee Partners, L.P. (the “THL Transaction”) on August 27, 2004, certain employees and consultants received approximately 21,184 C-1 units and approximately 42,368 C-2 units, which represent equity interests in THL-Nortek Investors, LLC (“Investors LLC”) that function similar to stock awards. Since the initial distribution of the C-1 and C-2 Units on August 27, 2004, approximately 1,994 and 3,949 additional C-1 Units and C-2 Units, respectively, have been granted to certain of the Company’s officers and employees, net of forfeitures. The C-1 units vest pro rata on a quarterly basis over a three-year period and approximately 10,959 and 9,065 were vested at April 1, 2006 and December 31, 2005, respectively. The total fair value of the C-1 units is approximately $1,100,000. Approximately $544,000 remains to be amortized at April 1, 2006. The C-2 units only vest in the event that certain performance-based criteria, as defined, are met. As of April 1, 2006 and December 31, 2005, there was approximately $1,600,000 of unamortized stock-based employee compensation with respect to the C-2 units, which will be amortized in the event that it becomes probable that the C-2 units or any portion thereof will vest. The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

Prior to January 1, 2006, the Company used the fair value method of accounting for stock-based employee compensation in accordance with Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).

Under SFAS No. 123R, the Company adopted the modified-prospective transition method of accounting for stock-based compensation. Under the modified-prospective transition method, the Company is required to recognize compensation cost for share-based payments to employees based on their grant-date fair value beginning January 1, 2006. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS No. 123R was adopted are based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123.

The adoption of SFAS No. 123R did not have a material impact on the Company’s financial position or results of operations.

The Company recorded stock-based compensation charges in selling, general and administrative expense of approximately $100,000 for each of the three months ended April 1, 2006 and April 2, 2005, respectively, in accordance with SFAS No. 123 and SFAS No. 123R. A portion of this expense has been allocated to the Company’s reporting segments for all periods presented (see Note E) and a portion has been recorded in Unallocated.

Deferred Compensation

Prior to the acquisition of Nortek by Thomas H. Lee Partners, L.P. (the “Acquisition”), certain members of the Company’s management, including certain of the Company’s executive officers, held stock options to purchase shares of common stock of the former Nortek Holdings, Inc. issued to them under the former Nortek Holdings 2002 Stock Option Plan. These members of the Company’s management, who would have been entitled to receive cash payments upon consummation of the Acquisition in respect to these options, instead sold a portion of those options to THL Buildco, Inc. and surrendered the remainder of these options held by them for cancellation without immediate payment. In consideration for option cancellations without immediate payment, these option holders received an equity interest in Investors LLC and Nortek Holdings established a deferred compensation plan and credited for the account of each of these management participants under the plan a number of notional Class A units of Investors LLC equal in value to the value of the old stock options so cancelled (see Notes B and K).

In connection with accounting for the purchase price for the Acquisition, the Company recorded a deferred tax benefit of approximately $32,550,000 representing the tax benefit related to the deferred compensation plan of Nortek Holdings. At April 1, 2006 and December 31, 2005, the remaining deferred tax benefit was approximately $17,724,000 and $17,460,000 and is classified as a long-term receivable from affiliate on the Company’s accompanying unaudited condensed consolidated balance sheet.

Goodwill

The following table presents a summary of the activity in goodwill for the three months ended April 1, 2006 and for the year ended December 31, 2005:

(Dollar amounts in thousands)

Balance as of December 31, 2004	$1,295,105
Acquisitions during the year ended December 31, 2005	91,881
Purchase accounting adjustments	(4,831)
Impact of foreign currency translation	(805)
Balance as of December 31, 2005	1,381,350
Acquisitions during the three months ended April 1, 2006	861
Purchase accounting adjustments	(3,118)
Impact of foreign currency translation	22
Balance as of April 1, 2006	$1,379,115

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions (see Note C). Approximately $100,000 and $56,100,000 of goodwill associated with certain companies acquired during the three months ended April 1, 2006 and the year ended December 31, 2005, respectively, will be deductible for income tax purposes. Purchase accounting adjustments relate principally to final revisions resulting from the completion of fair value adjustments and adjustments to deferred income taxes that impact goodwill.

(B)        As of April 1, 2006, approximately $150,700,000 was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive loan agreement, the Company’s Senior Secured Credit Facility. Subsequent to the transaction discussed below, there will be approximately $122,700,000 available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s Senior Secured Credit Facility.

Prior to the completion of the Offering, NTK Holdings is planning on entering into a senior unsecured loan facility which will provide for borrowings in an aggregate principal amount of $205,000,000. The proceeds of these borrowings, which will only be available in one drawing, will be utilized to (1) make a cash dividend of approximately $174,900,000 to Investors LLC which, in turn, will make a distribution to the holders of its Class A and Class B membership interests, including affiliates of Thomas H. Lee Partners, L.P. and certain members of the Company’s management, (2) together with cash on hand at Nortek, make a distribution of approximately $54,000,000 to participants under the 2004 Nortek Holdings, Inc. Deferred Compensation Plan (including certain of the Company’s executive officers) and (3) pay related fees and expenses. Following these distributions, the holders of the Class A membership interests in Investors LLC and the participants in the 2004 Nortek Holdings, Inc. Deferred Compensation Plan will not be entitled to any further distributions (see Note K).

(C)       On February 22, 2006, the Company, through its wholly-owned subsidiary, Linear LLC (“Linear”), acquired the assets and certain liabilities of Furman Sound, Inc. (“Furman”) for approximately $3,300,000. Furman is located in Petaluma, CA and designs and sells audio and video signal processors, as well as, innovative AC power conditioning and distribution products.

On January 25, 2006, the Company, through its wholly-owned subsidiary, Mammoth China Ltd. (“Mammoth China”), increased its ownership interests in Mammoth (Zhejiang) EG Air Conditioning Ltd. (“MEG”) and Shanghai Mammoth Air Conditioning Co., Ltd. (“MSH”) to sixty-percent for approximately $2,400,000. The majority ownership transaction relating to MSH is still in the process of being finalized with the Chinese authorities. Prior to January 25, 2006, Mammoth China had a forty-percent minority interest in MEG and a fifty-percent interest in MSH.

On December 9, 2005, the Company, through Linear, acquired the stock of GTO, Inc. (“GTO”) for approximately $28,200,000 in cash, plus contingent consideration of approximately $100,000 which was paid in the first quarter of 2006. GTO is located in Tallahassee, FL and designs, manufactures and sells automatic electric gate openers and access control devices to enhance the security and convenience of both residential and commercial property fences.

On August 26, 2005, the Company, through its wholly-owned subsidiary, Elan Home Systems, LLC (“Elan”), acquired the assets and certain liabilities of Sunfire Corporation (“Sunfire”) for approximately $4,000,000 (utilizing approximately $3,500,000 of cash and issuing an unsecured subordinated promissory note in the amount of approximately $500,000) plus contingent consideration, which may be payable in future years. Sunfire is located in Snohomish, WA and sells and designs home audio and home cinema amplifiers, receivers and subwoofers.

On August 8, 2005, the Company, through its wholly-owned subsidiary, Nortek (UK) Limited, acquired the stock of Imerge Limited (“Imerge”) for approximately $6,100,000 in cash plus contingent consideration, which may be payable in future years. Imerge is located in Cambridge, United Kingdom and designs, manufactures and sells hard disk media players and multi-room audio servers.

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

On June 13, 2005, the Company, through its wholly-owned subsidiary Nordyne Inc. (“Nordyne”), acquired the assets and certain liabilities of International Marketing Supply, Inc. (“IMS”) for approximately $4,600,000, utilizing approximately $4,100,000 of cash and issuing an unsecured promissory note in the amount of approximately $500,000. IMS is located in Miami, FL and sells heating, ventilation and air conditioning equipment to customers in Latin America.

On April 26, 2005, the Company, through Linear, acquired the stock of Panamax for approximately $11,800,000 (utilizing approximately $9,550,000 of cash and issuing an unsecured promissory note in the amount of approximately $2,250,000) plus contingent consideration of approximately $4,500,000 which was paid in the first quarter of 2006. Panamax is located in Petaluma, CA and sells and designs innovative power conditioning and surge protection products that prevent loss or damage of home and small business equipment due to power disturbances.

Acquisitions contributed approximately $31,500,000, $700,000 and $1,200,000 to net sales, operating earnings and depreciation and amortization expense, respectively, for the three months ended April 1, 2006. With the exception of IMS, which is included in the Air Conditioning and Heating Products Segment, all acquisitions are included in the Home Technology Products Segment in the Company’s segment reporting (see Note E).

During each of the three months ended April 1, 2006 and April 2, 2005, the Company recorded approximately $100,000, respectively, of amortization of excess purchase price allocated to inventory related to the acquisitions noted above as a non-cash charge to cost of goods sold.

On April 14, 2006, the Company, through two newly formed subsidiaries of its Air Conditioning and Heating Products Segment, acquired the assets and certain liabilities of Huntair, Inc. (“Huntair”) and Cleanpak International, LLC (“Cleanpak”), for a combined initial purchase price of approximately $48,000,000 (utilizing approximately $40,000,000 of cash borrowed under Nortek’s revolving credit facility, including approximately $2,000,000 to fund Huntair and Cleanpak’s initial working capital needs, all of which remains outstanding at May 5, 2006, and issuing unsecured 6% subordinated notes totaling $10,000,000 due April 2008) plus contingent consideration. Both Huntair and Cleanpak are located near Portland, OR and manufacture, market and distribute custom air handlers and related products for commercial and cleanroom applications.

The estimated total potential amount of contingent consideration that may be paid in the future for these acquisitions is approximately $40,500,000.

Acquisitions are accounted for as purchases and accordingly have been included in the Company’s consolidated results of operations since the acquisition date. For recent acquisitions, the Company has made preliminary estimates of the fair value of the assets and liabilities of the acquired companies, including intangible assets and property and equipment, as of the date of acquisition, utilizing information available at the time that the Company’s Unaudited Financial Statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. The Company is in the process of obtaining appraisals of intangible assets and property and equipment and finalizing the integration plans for certain of the acquired companies, which are expected to be completed by the end of 2006.

Pro forma results related to these acquisitions have not been presented, as the effect is not significant to the Company’s consolidated operating results.

(D)        Operating results for the three months ended April 1, 2006 include a non-cash foreign exchange gain of approximately $100,000 and the operating results for the three months ended April 2, 2005 include a non-cash foreign exchange loss of approximately $500,000 related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Operating results for the three months ended April 2, 2005 includes a gain of approximately $1,400,000 from the settlement of certain obligations of former subsidiaries (see Note G).

During each of the three months ended April 1, 2006 and April 2, 2005 the Company recorded a pre-tax charge to operations of approximately $100,000, respectively, for compensation expense in accordance with SFAS No. 123R and SFAS No. 123, respectively, (see Note A).

The Company has a management agreement with an affiliate of Thomas H. Lee Partners, L.P. providing for certain financial and strategic advisory and consultancy services. Nortek expensed approximately $600,000 and $500,000 for the three months ended April 1, 2006 and April 2, 2005, respectively, related to this management agreement in the accompanying Unaudited Condensed Consolidated Statement of Operations.

(E)       The Company is a leading diversified manufacturer of innovative, branded residential and commercial products, which is organized within three reporting segments: the Residential Ventilation Products Segment, the Home Technology Products Segment and the Air Conditioning and Heating Products Segment. The Air Conditioning and Heating Products Segment combines the results of the Company’s residential and commercial heating, ventilating and air conditioning (“HVAC”) businesses. In the tables below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense items not allocated to reportable segments.

The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. Intersegment net sales and intersegment eliminations were not material for any of the periods presented. The financial statement impact of all purchase accounting adjustments, including intangible asset amortization and goodwill, is reflected in the applicable operating segment, which are the Company’s reporting units.

During 2005, the Company changed the composition of its reporting segments to reflect the Home Technology Products Segment separately. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has restated prior period segment disclosures to conform to the new composition.

Unaudited net sales, operating earnings and pre-tax earnings for the Company’s segments for the three months ended April 1, 2006 and April 2, 2005 were as follows:

	For the three months ended
	April 1, 2006	April 2, 2005
	(Dollar amounts in thousands)
Net sales:
Residential ventilation products	$211,663	$197,133
Home technology products	107,504	63,891
Air conditioning and heating products	215,375	173,094
Consolidated net sales	$534,542	$434,118

Operating earnings:
Residential ventilation products (1)	$36,056	$26,853
Home technology products	17,307	10,840
Air conditioning and heating products	17,933	7,339
Subtotal	71,296	45,032
Unallocated:
Stock-based compensation charges	(100)	(100)
Foreign exchange gain (loss) on intercompany debt	100	(100)
Gain on legal settlement	---	1,400
Unallocated, net	(6,628)	(5,347)
Consolidated operating earnings	64,668	40,885
Interest expense	(27,976)	(24,285)
Investment income	708	400
Earnings before provision for income taxes	$37,400	$17,000

(1)
The operating results of the Residential Ventilation Products Segment for the three months ended April 2, 2005 include a non-cash foreign exchange loss of approximately $400,000 related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Unaudited depreciation expense, amortization of intangible assets and purchase price allocated to inventory and capital expenditures for the Company’s segments for the periods presented below were as follows:

	For the three months ended
	April 1, 2006	April 2, 2005
	(Dollar amounts in thousands)
Depreciation Expense:
Residential ventilation products	$3,180	$2,934
Home technology products	890	494
Air conditioning and heating products	3,681	3,198
Other	172	225
Consolidated depreciation expense	$7,923	$6,851

Amortization expense:
Residential ventilation products	$1,507	$1,940
Home technology products (1)	2,104	1,896
Air conditioning and heating products	591	803
Other	125	125
Consolidated amortization expense	$4,327	$4,764

Capital Expenditures:
Residential ventilation products	$4,635	$1,934
Home technology products	1,892	513
Air conditioning and heating products	5,456	2,881
Other	123	237
Consolidated capital expenditures	$12,106	$5,565

    (1)    Includes amortization of approximately $100,000 and $400,000 for the three months ended April 1, 2006 and April 2, 2005, respectively, of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

As noted above, during the fourth quarter of 2005 the Company changed the composition of its reporting segments. Segment information for the second and third quarter of 2005 have been restated and are presented below:

	For the three months ended
	July 2, 2005	October 1, 2005
Net sales:	(Dollar amounts in thousands)
Residential ventilation products	$202,501	$198,479
Home technology products	76,427	100,598
Air conditioning and heating products	219,932	223,789
Consolidated net sales	$498,860	$522,866

Operating earnings:
Residential ventilation products	$30,978	$30,784
Home technology products	14,968	20,589
Air conditioning and heating products	20,434	22,154
Subtotal	66,380	73,527
Unallocated:
Stock-based compensation charges	(100)	(100)
Foreign exchange loss on intercompany debt	(200)	---
Unallocated, net	(6,998)	(5,847)
Consolidated operating earnings	59,082	67,580
Interest expense	(25,144)	(26,544)
Investment income	362	264
Earnings before provision for income taxes	$34,300	$41,300

Depreciation Expense:
Residential ventilation products	$2,851	$2,805
Home technology products	489	601
Air conditioning and heating products	3,168	3,239
Other	199	231
Consolidated depreciation expense	$6,707	$6,876

Amortization expense:
Residential ventilation products	$1,937	$2,285
Home technology products	1,527	1,552
Air conditioning and heating products	797	797
Other	124	126
Consolidated amortization expense	$4,385	$4,760

Capital Expenditures:
Residential ventilation products	$1,861	$1,841
Home technology products	473	549
Air conditioning and heating products	4,796	4,316
Other	19	225
Consolidated capital expenditures	$7,149	$6,931

(F)
The Company provides income taxes on an interim basis based upon the estimated annual effective income tax rate. The following reconciles the federal statutory income tax rate to the estimated effective tax rate of approximately 38.0% and 37.1% for the periods presented:

	For the three months ended
	April 1, 2006	April 2, 2005
Income tax provision at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
State income tax provision, net of federal income tax effect	1.7	2.5
Tax effect resulting from foreign activities	0.8	(0.7)
Non-deductible expenses	0.6	0.4
Other, net	(0.1)	(0.1)
Income tax provision at estimated effective rate	38.0%	37.1%

(G)       As of April 1, 2006, the Company’s former subsidiary, Ply Gem Industries, Inc. (“Ply Gem”), has guaranteed approximately $23,100,000 of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001. The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has recorded an estimated liability related to this indemnified guarantee of approximately $900,000 at April 1, 2006 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee. Should the buyer of the former subsidiary cease making payments then the Company may be required to make payments on its indemnification.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $12,000,000 and $12,500,000 at April 1, 2006 and December 31, 2005, respectively. Approximately $5,400,000 of short-term liabilities and approximately $6,600,000 of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheet at April 1, 2006 related to these indemnifications. In February 2005, the Company settled a portion of these obligations with a lump sum cash payment resulting in a reduction of approximately $1,400,000 in such liabilities, which was recorded as income in the Company’s unaudited condensed consolidated statement of operations for the three months ended April 2, 2005 (see Note D).

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

Changes in the Company’s unaudited combined short-term and long-term warranty liabilities during the three months ended April 1, 2006 and April 2, 2005 are as follows:

	For the three months ended
	April 1, 2006	April 2, 2005
	(Dollar amounts in thousands)

Balance, beginning of period	$34,843	$30,319
Warranties provided during period	7,349	4,424
Settlements made during period	(4,207)	(4,171)
Changes in liability estimate, including acquisitions	189	250
Balance, end of period	$38,174	$30,822

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

(H)
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

	Employee Separation Expenses	Other		Total Restructuring Costs
	(Dollar amounts in thousands)

Balance at December 31, 2004	$3,150		$30	$3,180
Payments and asset write downs	(454)		(30)	(484)
Other	(10)		---	(10)
Balance at April 2, 2005	$2,686	$	---	$2,686

Balance at December 31, 2005	$1,031		$241	$1,272
Payments and asset write downs	(418)		(150)	(568)
Other	---		(91)	(91)
Balance at April 1, 2006	$613	$	---	$613

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other restructuring costs include expenses associated with terminating other contractual arrangements, costs to prepare facilities for closure, costs to move equipment and products to other facilities and write-offs related to equipment sales and disposals.

(I)         The Company and its subsidiaries have various pension, supplemental retirement plans for certain officers, profit sharing and other post retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $2,300,000 and $3,600,000 for the three months ended April 1, 2006 and April 2, 2005, respectively. The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. As previously disclosed in the Company’s latest annual report on Form 10-K as filed with the SEC, the Company expects to contribute approximately $13,300,000 to its defined benefit pension plans in 2006. As of April 1, 2006, approximately $1,000,000 of contributions have been made and it is estimated that approximately $2,500,000 will be paid in the second quarter of 2006, approximately $7,300,000 will be paid in the third quarter of 2006 and approximately $2,500,000 will be paid in the fourth quarter of 2006.

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the periods presented consist of the following components:

	For the three months ended
	April 1, 2006	April 2, 2005
	(Dollar amounts in thousands)

Service cost	$337	$340
Interest cost	2,215	2,259
Expected return on plan assets	(2,245)	(2,147)
Recognized actuarial loss	4	5
Net periodic benefit cost	$311	$457

The Company’s unaudited net periodic benefit cost for its subsidiary’s Post Retirement Health Benefit Plan for the periods presented consists of the following components:

	For the three months ended
	April 1, 2006	April 2, 2005
	(Dollar amounts in thousands)

Service cost	$101	$112
Interest cost	360	619
Amortization of prior service cost	(1,033)	---
Recognized actuarial loss	23	---
Net periodic post retirement health benefit (income) cost	$(549)	$731

During 2005, the Company notified certain retirees (approximately 199 former employees of the Company’s subsidiary NuTone, Inc.) that post retirement medical benefits would no longer be continued by the Company effective July 31, 2005. Such retirees were offered medical benefits through other means at their expense. This resulted in a negative plan amendment to the NuTone post retirement medical plan and the plan reflected a deferred actuarial gain of approximately $22,200,000 which is being amortized into income by the Company through February 2011.

On June 8, 2005, the Company’s collective bargaining agreement with the United Automobile Aerospace & Agricultural Implement Workers of America and its Local No. 2029 expired. That agreement is estimated, as of April 1, 2006, to cover approximately 4.3% of the Company’s employees (417 employees), which are located at the Cincinnati, OH location of the Company’s subsidiary NuTone, Inc. The Company presented its final proposal to the union bargaining committee but such proposal was not accepted by the union members. On July 16, 2005, the Company locked out the union employees at the NuTone Cincinnati, OH facility. On September 6, 2005, the Company notified the union bargaining committee that negotiations had reached an impasse and that it was unilaterally implementing the terms of its final offer. On March 6, 2006, the Company received notice that the union filed an unfair labor practice charge with the United States National Labor Relations Board claiming that the Company had not bargained to impasse and that, from and after September 6, 2005, it had failed to bargain collectively and in good faith. On April 28, 2006, the United States National Labor Relations Board dismissed this complaint. The union has until May 11, 2006 to file an appeal. Among other things, this implemented final offer does not provide the NuTone union members with post retirement medical benefits. Accordingly, under this implemented final offer the Company may experience a curtailment gain of up to approximately $22,600,000, net of tax, including recording the unamortized plan amendment related to the retirees noted above.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. Based upon an analysis of plan provisions and prescription drug claims experience, it has been determined that the potential savings that the NuTone Retiree Medical Plan could realize as a result of the Act would not warrant the administrative cost necessary to recover the federal subsidy, accordingly the Company has not reflected any reduction in cost under FASB Staff Position No. FAS 106-2 as of April 1, 2006 or April 2, 2005.

(J)        The Company’s 8 1/2% Senior Subordinated Notes due 2014 (the “8 1/2% Notes”) require interest to be paid semi-annually in arrears on March 1 and September 1 of each year. The 8 1/2% Notes are guaranteed by all of the Company’s current and certain future domestic subsidiaries (the “Guarantors”), as defined, with the exception of certain domestic subsidiaries, as defined, which are excluded from the 8 1/2% Note guarantee. The Guarantors are wholly-owned either directly or indirectly by the Company and jointly and severally guarantee the Company’s obligations under the 8 1/2% Notes. None of the Company’s subsidiaries organized outside of the United States guarantee the 8 1/2% Notes.

Consolidating balance sheets related to the Company, its guarantor subsidiaries and non-guarantor subsidiaries as of April 1, 2006 and December 31, 2005 and the related consolidating statements of operations and cash flows for the three months ended April 1, 2006 and April 2, 2005 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

Unaudited Condensed Consolidating Statement of Operations
For the three months ended April 1, 2006

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in thousands)

Net Sales	$	---	$442,926	$130,346	$(38,730)	$534,542

Costs and expenses:
Costs of products sold		---	303,644	105,554	(38,730)	370,468
Selling, general and administrative expenses		6,501	72,008	16,676	---	95,185
Amortization of intangible assets		125	3,518	578	---	4,221
		6,626	379,170	122,808	(38,730)	469,874
Operating (loss) earnings		(6,626)	63,756	7,538	---	64,668
Interest expense		(27,172)	(566)	(238)	---	(27,976)
Investment income		631	4	73	---	708
(Loss) income before charges and allocations
to subsidiaries and equity in subsidiaries'
earnings (loss) before income taxes		(33,167)	63,194	7,373	---	37,400
Charges and allocations to subsidiaries and
equity in subsidiaries' earnings (loss)
before income taxes		70,567	(12,794)	227	(58,000)	---
Earnings (loss) before provision (benefit) for income taxes		37,400	50,400	7,600	(58,000)	37,400
Provision (benefit) for income taxes		14,200	18,500	2,800	(21,300)	14,200
Net earnings (loss)		$23,200	$31,900	$4,800	$(36,700)	$23,200

Unaudited Condensed Consolidating Statement of Operations
For the three months ended April 2, 2005

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in thousands)

Net Sales	$	---	$354,309	$103,160	$(23,351)	$434,118

Costs and expenses:
Costs of products sold		---	248,599	84,211	(23,351)	309,459
Selling, general and administrative expenses		3,931	59,951	15,559	---	79,441
Amortization of intangible assets		125	3,678	530	---	4,333
		4,056	312,228	100,300	(23,351)	393,233
Operating (loss) earnings		(4,056)	42,081	2,860	---	40,885
Interest expense		(23,681)	(423)	(181)	---	(24,285)
Investment income		356	4	40	---	400
(Loss) income before charges and allocations
to subsidiaries and equity in subsidiaries'
earnings (loss) before income taxes		(27,381)	41,662	2,719	---	17,000
Charges and allocations to subsidiaries and
equity in subsidiaries' earnings (loss)
before income taxes		44,381	(18,062)	(519)	(25,800)	---
Earnings (loss) before provision
(benefit) for income taxes		17,000	23,600	2,200	(25,800)	17,000
Provision (benefit) for income taxes		6,300	8,700	700	(9,400)	6,300
Net earnings (loss)		$10,700	$14,900	$1,500	$(16,400)	$10,700

Unaudited Condensed Consolidating Balance Sheet
As of April 1, 2006

			Guarantor	Non-Guarantor			Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations		Consolidated
	(Dollar amounts in thousands)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents		$40,050	$4,687	$25,421	$	---	$70,158
Accounts receivable, less allowances		---	225,424	77,507		---	302,931
Intercompany receivables (payables)		1,321	(5,220)	3,899		---	---
Inventories		---	209,253	46,566		---	255,819
Prepaid expenses		1,083	6,107	3,977		---	11,167
Other current assets		2,883	1,143	22,614		---	26,640
Prepaid income taxes		(900)	16,590	200		---	15,890
Total current assets		44,437	457,984	180,184		---	682,605
Property and Equipment, at Cost:
Total property and equipment, net		1,538	143,130	66,726		---	211,394
Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries		1,828,159	(68,248)	(60,238)		(1,699,673)	---
Goodwill		---	1,354,751	24,364		---	1,379,115
Intangible assets, less accumulated amortization		1,202	91,716	21,675		---	114,593
Long-term portion of receivable from affiliate		17,724	---	---		---	17,724
Other assets		42,693	3,922	577		---	47,192
Total other long-term assets		1,889,778	1,382,141	(13,622)		(1,699,673)	1,558,624
Total assets		$1,935,753	$1,983,255	$233,288		$(1,699,673)	$2,452,623
LIABILITIES AND STOCKHOLDER'SINVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$	---	$ ---	$5,714	$	---	$5,714
Current maturities of long-term debt		8,850	7,334	2,062		---	18,246
Accounts payable		861	106,557	73,115		---	180,533
Accrued expenses and taxes, net		21,190	122,617	37,219		---	181,026
Total current liabilities		30,901	236,508	118,110		---	385,519
Other Liabilities:
Deferred income taxes		(11,000)	14,687	15,500		---	19,187
Other long-term liabilities		73,070	83,993	11,589		---	168,652
		62,070	98,680	27,089		---	187,839
Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities		1,318,382	26,237	10,246		---	1,354,865

Stockholder's investment		524,400	1,621,830	77,843		(1,699,673)	524,400
Total liabilities and stockholder's investment		$1,935,753	$1,983,255	$233,288		$(1,699,673)	$2,452,623

Unaudited Condensed Consolidating Balance Sheet
As of December 31, 2005

			Guarantor	Non-Guarantor			Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations		Consolidated
	(Dollar amounts in thousands)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents		$57,211	$3,596	$16,368	$	---	$77,175
Accounts receivable, less allowances		---	204,023	68,168		---	272,191
Intercompany receivables (payables)		3,699	(4,652)	953		---	---
Inventories		---	199,164	43,148		---	242,312
Prepaid expenses		622	6,562	3,326		---	10,510
Other current assets		2,290	3,668	20,391		---	26,349
Prepaid income taxes		5,000	15,472	200		---	20,672
Total current assets		68,822	427,833	152,554		---	649,209
Property and Equipment, at Cost:
Total property and equipment, net		1,531	144,010	59,948		---	205,489
Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries		1,788,746	(67,205)	(55,709)		(1,665,832)	---
Goodwill		---	1,355,314	26,036		---	1,381,350
Intangible assets, less accumulated amortization		1,327	93,136	20,011		---	114,474
Long-term portion of receivable from affiliate		17,460	---	---		---	17,460
Other assets		43,537	3,913	1,144		---	48,594
Total other long-term assets		1,851,070	1,385,158	(8,518)		(1,665,832)	1,561,878
Total assets		$1,921,423	$1,957,001	$203,984		$(1,665,832)	$2,416,576

LIABILITIES AND STOCKHOLDER'S INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$	---	$ ---	$4,915	$	---	$4,915
Current maturities of long-term debt		8,850	4,885	1,051		---	14,786
Accounts payable		1,064	93,731	64,220		---	159,015
Accrued expenses and taxes, net		29,884	135,235	31,602		---	196,721
Total current liabilities		39,798	233,851	101,788		---	375,437
Other Liabilities:
Deferred income taxes		(11,000)	15,881	15,500		---	20,381
Other long-term liabilities		72,184	85,126	9,059		---	166,369
		61,184	101,007	24,559		---	186,750
Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities		1,320,132	29,053	4,895		---	1,354,080

Stockholder's investment		500,309	1,593,090	72,742		(1,665,832)	500,309
Total liabilities and stockholder's investment		$1,921,423	$1,957,001	$203,984		$(1,665,832)	$2,416,576

Unaudited Condensed Consolidating Cash Flow Statement
For the three months ended April 1, 2006

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in thousands)
Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(14,268)	$8,060	$16,248	$10,040
Cash Flows from investing activities:
Capital expenditures	(123)	(5,051)	(6,932)	(12,106)
Net cash paid for businesses acquired	---	(7,900)	---	(7,900)
Proceeds from the sale of property and equipment	---	71	58	129
Change in restricted cash and marketable securities	(3)	---	---	(3)
Other, net	(963)	(538)	46	(1,455)
Net cash used in investing activities	(1,089)	(13,418)	(6,828)	(21,335)
Cash Flows from financing activities:
Increase in borrowings	---	9,255	107	9,362
Payment of borrowings	(1,750)	(2,806)	(474)	(5,030)
Other, net	(54)	---	---	(54)
Net cash (used in) provided by financing activities	(1,804)	6,449	(367)	4,278
Net (decrease) increase in unrestricted cash and cash equivalents	(17,161)	1,091	9,053	(7,017)
Unrestricted cash and cash equivalents at the beginning of the period	57,211	3,596	16,368	77,175
Unrestricted cash and cash equivalents at the end of the period	$40,050	$4,687	$25,421	$70,158

Unaudited Condensed Consolidating Cash Flow Statement
For the three months ended April 2, 2005

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in thousands)
Cash Flows from operating activities:
Net cash used in operating activities	$(14,287)	$(1,448)	$(2,917)	$(18,652)
Cash Flows from investing activities:
Capital expenditures	(237)	(1,963)	(1,483)	(3,683)
Proceeds from the sale of property and equipment	31	5,774	25	5,830
Other, net	---	(390)	(9)	(399)
Net cash (used in) provided by investing activities	(206)	3,421	(1,467)	1,748
Cash Flows from financing activities:
Increase in borrowings	---	---	3,501	3,501
Payment of borrowings	(5,247)	(489)	(859)	(6,595)
Other, net	(208)	---	---	(208)
Net cash (used in) provided by financing activities	(5,455)	(489)	2,642	(3,302)
Net (decrease) increase in unrestricted cash and cash equivalents	(19,948)	1,484	(1,742)	(20,206)
Unrestricted cash and cash equivalents at the beginning of the period	76,562	2,313	16,080	94,955
Unrestricted cash and cash equivalents at the end of the period	$56,614	$3,797	$14,338	$74,749

(K)
On April 3, 2006, the Company amended and restated the credit agreement for its senior secured credit facility, expanding its $100,000,000 revolving credit facility to $200,000,000 and modifying certain covenants. The amendment provides the Company with additional liquidity and covenant flexibility. The revolving credit facility matures in August 2010 and includes both a letter of credit sub-facility and swing line loan sub-facility. As of April 3, 2006, the Company had approximately $170,000,000 of borrowing availability under the U.S. portion of its revolving credit facility and approximately $10,000,000 of borrowing availability under the Canadian portion of its revolving credit facility. As of May 5, 2006, there was approximately $45,000,000 outstanding under the U.S. portion of the Company’s revolving credit facility and no outstanding borrowings under the Canadian portion of the revolving credit facility.

On April 14, 2006, the Company, through two newly formed subsidiaries of its Air Conditioning and Heating Products Segment, acquired the assets and certain liabilities of Huntair and Cleanpak, for a combined initial purchase price of approximately $48,000,000 (utilizing approximately $40,000,000 of cash borrowed under Nortek’s revolving credit facility, including approximately $2,000,000 to fund Huntair and Cleanpak’s initial working capital needs, all of which remains outstanding at May 5, 2006, and issuing unsecured 6% subordinated notes totaling $10,000,000 due April 2008) plus contingent consideration. Both Huntair and Cleanpak are located near Portland, OR and manufacture, market and distribute custom air handlers and related products for commercial and cleanroom applications.

Prior to the completion of the Offering, NTK Holdings is planning on entering into a senior unsecured loan facility which will provide for borrowings in an aggregate principal amount of $205,000,000. The proceeds of these borrowings, which will only be available in one drawing, will be utilized to (1) make a cash dividend of approximately $174,900,000 to Investors LLC which, in turn, will make a distribution to the holders of its Class A and Class B membership interests, including affiliates of Thomas H. Lee Partners, L.P. and certain members of the Company’s management, (2) together with cash on hand at Nortek, make a distribution of approximately $54,000,000 to participants under the 2004 Nortek Holdings, Inc. Deferred Compensation Plan (including certain of the Company’s executive officers) and (3) pay related fees and expenses. Following these distributions, the holders of the Class A membership interests in Investors LLC and the participants in the 2004 Nortek Holdings, Inc. Deferred Compensation Plan will not be entitled to any further distributions.

As noted in Note A, on May 5, 2006, NTK Holdings filed a registration statement on Form S-1 with the SEC for an initial public offering of shares of its common stock. The net proceeds from the Offering will be utilized to (1) repay all amounts outstanding under the new senior unsecured loan facility as noted above, (2) redeem all of the Company’s remaining outstanding 9 7/8% Senior Discount Notes, (3) redeem a portion of NTK Holdings’ outstanding 10 3/4% Senior Discount Notes, (4) repay a portion of the term loan under the Company’s Senior Secured Credit Facility and (5) pay related redemption premiums and accrued interest.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 1, 2006
AND THE FIRST QUARTER ENDED APRIL 2, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nortek, Inc. and its wholly-owned subsidiaries (individually and collectively the “Company” or “Nortek”) are leading diversified manufacturers of innovative, branded residential and commercial products, operating within three reporting segments: the Residential Ventilation Products segment, the Home Technology Products segment and the Air Conditioning and Heating Products segment. In the results of operations presented below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense not allocated to its segments. Through its reporting segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the professional remodeling and replacement markets, the residential and commercial construction markets, the manufactured housing market and the do-it-yourself (“DIY”) market. As used in this report, the terms “Company” and “Nortek” refer to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as “Company” and “Nortek” are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.

During 2005, the Company changed the composition of its reporting segments to reflect the Home Technology Products segment separately. In accordance with Statement of Financial Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has restated prior period segment disclosures to conform to the new composition.

The Residential Ventilation Products (“RVP”) segment manufactures and sells room and whole house ventilation products and other products primarily for the professional remodeling and replacement, residential new construction and DIY markets. The principal products sold by this segment include:

•	kitchen range hoods,
•	exhaust fans (such as bath fans and fan, heater and light combination units), and
•	indoor air quality products.

The Home Technology Products (“HTP”) segment manufactures and sells a broad array of products designed to provide convenience and security for residential and light commercial applications. The principal products sold by this segment are:

•	audio / video distribution and control equipment,
•	speakers and subwoofers,
•	security and access control products,
•	power conditioners and surge protectors,
•	audio / video wall mounts and fixtures, and
•	structured wiring.

The Air Conditioning and Heating Products (“HVAC”) segment manufactures and sells heating, ventilating and air conditioning systems for site-built residential and manufactured housing structures, custom-designed commercial applications and standard light commercial products. The principal products sold by this segment are:

•	split system air conditioners and heat pumps,
•	furnaces and related equipment,
•	air handlers, and
•	large custom roof top cooling and heating products.

Acquisitions

On April 14, 2006, the Company, through two newly formed subsidiaries of its Air Conditioning and Heating Products segment, acquired the assets and certain liabilities of Huntair, Inc. (“Huntair”) and Cleanpak International, LLC (“Cleanpak”), for a combined initial purchase price of approximately $48,000,000 (utilizing approximately $40,000,000 of cash borrowed under Nortek’s revolving credit facility, including approximately $2,000,000 to fund Huntair and Cleanpak’s initial working capital needs, all of which remains outstanding at May 5, 2006, and issuing unsecured 6% subordinated notes totaling $10,000,000 due April 2008) plus contingent consideration. Both Huntair and Cleanpak are located near Portland, OR and manufacture, market and distribute custom air handlers and related products for commercial and cleanroom applications.

On February 22, 2006, the Company, through its wholly-owned subsidiary, Linear LLC (“Linear”), acquired the assets and certain liabilities of Furman Sound, Inc. (“Furman”) for approximately $3,300,000. Furman is located in Petaluma, CA and designs and sells audio and video signal processors, as well as, innovative AC power conditioning and distribution products.

On January 25, 2006, the Company, through its wholly-owned subsidiary, Mammoth China Ltd. (“Mammoth China”), increased its ownership interests in Mammoth (Zhejiang) EG Air Conditioning Ltd. (“MEG”) and Shanghai Mammoth Air Conditioning Co., Ltd. (“MSH”) to sixty-percent for approximately $2,400,000. The majority ownership transaction relating to MSH is still in the process of being finalized with the Chinese authorities. Prior to January 25, 2006, Mammoth China had a forty-percent minority interest in MEG and a fifty-percent interest in MSH.

On December 9, 2005, the Company, through Linear, acquired the stock of GTO, Inc. (“GTO”) for approximately $28,200,000 in cash, plus contingent consideration of approximately $100,000 which was paid in the first quarter of 2006. GTO is located in Tallahassee, FL and designs, manufactures and sells automatic electric gate openers and access control devices to enhance the security and convenience of both residential and commercial property fences.

On August 26, 2005, the Company, through its wholly-owned subsidiary, Elan Home Systems, LLC (“Elan”), acquired the assets and certain liabilities of Sunfire Corporation (“Sunfire”) for approximately $4,000,000 (utilizing approximately $3,500,000 of cash and issuing an unsecured subordinated promissory note in the amount of approximately $500,000) plus contingent consideration, which may be payable in future years. Sunfire is located in Snohomish, WA and sells and designs home audio and home cinema amplifiers, receivers and subwoofers.

On August 8, 2005, the Company, through its wholly-owned subsidiary, Nortek (UK) Limited, acquired the stock of Imerge Limited (“Imerge”) for approximately $6,100,000 in cash plus contingent consideration, which may be payable in future years. Imerge is located in Cambridge, United Kingdom and designs, manufactures and sells hard disk media players and multi-room audio servers.

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

On June 13, 2005, the Company, through its wholly-owned subsidiary Nordyne Inc. (“Nordyne”), acquired the assets and certain liabilities of International Marketing Supply, Inc. (“IMS”) for approximately $4,600,000, utilizing approximately $4,100,000 of cash and issuing an unsecured promissory note in the amount of approximately $500,000. IMS is located in Miami, FL and sells heating, ventilation and air conditioning equipment to customers in Latin America.

On April 26, 2005, the Company, through Linear, acquired the stock of Panamax for approximately $11,800,000 (utilizing approximately $9,550,000 of cash and issuing an unsecured promissory note in the amount of approximately $2,250,000) plus contingent consideration of approximately $4,500,000 which was paid in the first quarter of 2006. Panamax is located in Petaluma, CA and sells and designs innovative power conditioning and surge protection products that prevent loss or damage of home and small business equipment due to power disturbances.

The estimated total potential amount of contingent consideration that may be paid in the future for these acquisitions is approximately $40,500,000.

These acquisitions have been accounted for under the purchase method of accounting and are included in the Company’s Home Technology Products segment, with the exception of IMS, Huntair and Cleanpak, which are classified in the Company’s Air Conditioning and Heating Products segment. Accordingly, the results of these acquisitions are included in the Company’s unaudited condensed consolidated results since the date of their acquisition.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Unaudited Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates. The Company’s critical accounting policies include:

•	Revenue Recognition and Related Expenses
•	Inventory Valuation
•	Prepaid Income Tax Assets and Deferred Tax Liabilities
•	Goodwill and Other Long-Lived Assets
•	Pensions and Post Retirement Health Benefits
•	Insurance Liabilities, and
•	Contingencies

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

Results of Operations

The tables that follow present the unaudited net sales, operating earnings and depreciation and amortization expense for the Company’s reporting segments for the three months ended April 1, 2006 and April 2, 2005, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the three months ended April 1, 2006 and April 2, 2005:

			Change in the First Quarter 2006
			as Compared to the
	For the first quarter ended		First Quarter 2005
	April 1, 2006	April 2, 2005	$	%
	(Dollar amounts in thousands)
Net sales:
Residential ventilation products	$211,663	$197,133	$14,530	7.4%
Home technology products	107,504	63,891	43,613	68.3
Air conditioning and heating products	215,375	173,094	42,281	24.4
Consolidated net sales	$534,542	$434,118	$100,424	23.1%

Operating earnings:
Residential ventilation products	$36,056	$26,853	$9,203	34.3%
Home technology products	17,307	10,840	6,467	59.7
Air conditioning and heating products	17,933	7,339	10,594	*
Subtotal	71,296	45,032	26,264	58.3
Unallocated:
Stock-based compensation charges	(100)	(100)	---	---
Foreign exchange gain (loss) on intercompany debt	100	(100)	200	*
Gain on legal settlement	---	1,400	(1,400)	(100.0)
Unallocated, net	(6,628)	(5,347)	(1,281)	(24.0)
Consolidated operating earnings	$64,668	$40,885	$23,783	58.2%

Depreciation and amortization expense:
Residential ventilation products	$4,687	$4,874	$(187)	(3.8)%
Home technology products	2,994	2,390	604	25.3
Air conditioning and heating products	4,272	4,001	271	6.8
Unallocated	297	350	(53)	(15.1)
	$12,250	$11,615	$635	5.5%

Operating earnings margin:
Residential ventilation products	17.0%	13.6%
Home technology products	16.1	17.0
Air conditioning and heating products	8.3	4.2
Consolidated	12.1%	9.4%

Depreciation and amortization expense as a % of net sales:
Residential ventilation products	2.2%	2.5%
Home technology products	2.8	3.7
Air conditioning and heating products	2.0	2.3
Consolidated	2.3%	2.7%

* not meaningful

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period as it relates to net earnings. The results of operations for the first three months ended April 1, 2006 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in Earnings in the First
			Quarter 2006 as Compared to
	For the First Quarter Ended		the First Quarter 2005
	April 1, 2006	April 2, 2005	$	%
	(Dollar amounts in millions)

Net sales	$534.5	$434.1	$100.4	23.1%
Cost of products sold	370.5	309.5	(61.0)	(19.7)
Selling, general and administrative expenses, net	95.1	79.4	(15.7)	(19.8)
Amortization of intangible assets	4.2	4.3	0.1	2.3
Operating earnings	64.7	40.9	23.8	58.2
Interest expense	(28.0)	(24.3)	(3.7)	(15.2)
Investment income	0.7	0.4	0.3	75.0
Earnings before provision for income taxes	37.4	17.0	20.4	*
Provision for income taxes	14.2	6.3	(7.9)	*
Net earnings	$23.2	$10.7	$12.5	* %

	Percentage of Net Sales		Change in Percentage for the First
	First Quarter Ended		Quarter 2006 as Compared to
	April 1, 2006	April 2, 2005	the First Quarter 2005

Net sales	100.0%	100.0%	---%
Cost of products sold	69.3	71.3	2.0
Selling, general and administrative expenses, net	17.8	18.3	0.5
Amortization of intangible assets	0.8	1.0	0.2
Operating earnings	12.1	9.4	2.7
Interest expense	(5.2)	(5.6)	0.4
Investment income	0.1	0.1	---
Earnings before provision for income taxes	7.0	3.9	3.1
Provision for income taxes	2.7	1.4	(1.3)
Net earnings	4.3%	2.5%	1.8%

* not meaningful

The Company’s reporting segments have a significant number of different products across a wide range of price points and numerous distribution channels that do not always allow meaningful quantitative analysis to be performed with respect to the effect on net sales of changes in units sold or the price per unit sold. However, whenever the underlying causes of material increases or decreases in consolidated net sales can be adequately analyzed and quantified, the Company attempts to make appropriate disclosure of such reasons, including changes in price, volume and the mix of products sold.

Net Sales. Consolidated net sales increased approximately $100,400,000 or 23.1% for the first quarter of 2006 as compared to the first quarter of 2005 as discussed further in the following paragraphs.

In the Residential Ventilation Products segment, net sales increased approximately $14,500,000 or 7.4% for the first quarter of 2006 as compared to the first quarter of 2005. Net sales in the RVP segment for the first quarter of 2006 reflect a decrease of approximately $1,500,000 attributable to the effect of changes in foreign currency exchange rates.

The increase in net sales in the RVP segment for the first quarter of 2006 as compared to the first quarter of 2005 was primarily due to higher average unit sales prices and sales volume of range hoods and bathroom exhaust fans, in part, from the sale of new products with higher price points. Range hoods and bathroom exhaust fans are the largest product category sold in the RVP segment, accounting for approximately 85.4% of total segment net sales in the first quarter of 2006. Sales of range hoods and bathroom exhaust fans increased approximately 8.2% over the first quarter of 2005.

In the Home Technology Products segment, net sales increased approximately $43,600,000 or 68.3% for the first quarter of 2006 as compared to the first quarter of 2005. The increase in net sales in the HTP segment for the first quarter of 2006 includes approximately $26,300,000 attributable to acquisitions and the balance of the increase is predominately due to increased sales volume of audio and video distribution equipment, speakers and access control devices.

In the Air Conditioning and Heating Products segment, net sales increased approximately $42,300,000 or 24.4% for the first quarter of 2006 as compared to the first quarter of 2005. Net sales in the HVAC segment for the first quarter of 2006 include (1) a decrease of approximately $300,000 attributable to the effect of changes in foreign currency exchange rates and (2) an increase of approximately $5,200,000 attributable to acquisitions. Net sales in the Air Conditioning and Heating Products segment for HVAC products sold to residential site-built customers constituted the largest category of product sold to a particular group of customers within the HVAC segment. Sales of products to residential site-built customers increased approximately 48.6% over the first quarter of 2005. The increase in net sales in the HVAC segment for the first quarter of 2006 as compared to the first quarter of 2005 was due principally to increased sales volume and higher average sales prices of products with a rating lower than 13 SEER sold to residential site-built and manufactured housing customers, favorable weather conditions and to a lesser extent, from increased sales of 13 SEER products. The increased sales volume of products with a rating lower than 13 SEER was partially driven by the change in the minimum seasonal energy efficiency rating (“SEER”) for residential central air conditioners to 13 SEER on January 23, 2006. The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 6.4% and 6.3% of the Company’s consolidated net sales for the first quarters of 2006 and 2005, respectively. Sales of the Company’s commercial HVAC products, before considering the effect of foreign exchange, were down in the first quarter of 2006 as compared to the same period in 2005 principally at the Company’s United Kingdom subsidiary, Eaton Williams.

Cost of Products Sold. Consolidated cost of products sold was approximately $370,500,000 for the first quarter of 2006 as compared to approximately $309,500,000 for the first quarter of 2005. Cost of products sold, as a percentage of net sales, decreased from approximately 71.3% in the first quarter of 2005 to approximately 69.3% for the first quarter of 2006, primarily as a result of the factors that follow.

Overall, consolidated material costs were approximately 43.8% and 45.0% of net sales for the first quarters of 2006 and 2005, respectively. Although the Company continued to experience higher material costs related primarily to purchases of steel, copper and aluminum, as well as, increased transportation and energy costs, these cost increases were offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases.

As noted in the previous paragraph, during the first quarter of 2006, the Company experienced an increase in freight costs due primarily to increased sales volume and rising energy prices. This increase was partially offset by favorable shipping rates for lower cost “full truckload” shipments and higher dollars per shipment based on the increased volumes, as well as cost reduction measures, thereby reducing the overall effect on cost of goods sold as a percentage of net sales.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

In the Residential Ventilation Products segment, cost of products sold for the first quarter of 2006 was approximately $144,600,000, or 68.3% as a percentage of the RVP segment’s net sales, as compared to approximately $136,600,000, or 69.3% as a percentage of the RVP segment’s net sales, in the first quarter of 2005. The decrease in the percentage of cost of products sold to net sales for the first quarter of 2006 over the first quarter of 2005 reflects the effect of higher average unit sales prices without a proportionate increase in costs. Cost of products sold in the RVP segment for the first quarter of 2006 includes a decrease of approximately $1,400,000 related to the effect of changes in foreign currency exchange rates.

In the Home Technology Products segment, cost of products sold for the first quarter of 2006 was approximately $56,700,000, or 52.7% as a percentage of the HTP segment’s net sales, as compared to approximately $33,600,000, or 52.6% as a percentage of the HTP segment’s net sales, in the first quarter of 2005. The increase in the percentage of cost of products sold to net sales for the first quarter of 2006 over the first quarter of 2005 reflects higher material costs of acquired businesses as compared to the businesses in the HTP segment prior to the acquisitions. Cost of products sold in the HTP segment for the first quarter of 2006 reflects approximately $15,100,000 of cost of products sold contributed from acquisitions, including a non-cash charge of approximately $100,000 related to the amortization of purchase price allocated to inventory. Cost of products sold in the HTP segment for first quarter of 2005 includes (1) a non-cash charge of approximately $300,000 related to the amortization of purchase price allocated to inventory as a result of the acquisition of Nortek, Inc. by affiliates of Thomas H. Lee Partners L.P. and (2) a non-cash charge of approximately $100,000 related to the amortization of purchase price allocated to inventory as a result of an acquisition.

In the Air Conditioning and Heating Products segment, cost of products sold for the first quarter of 2006 was approximately $169,200,000, or 78.6% as a percentage of the HVAC segment’s net sales, as compared to approximately $139,300,000, or 80.5% as a percentage of the HVAC segment’s net sales, for the first quarter of 2005. The decrease in the percentage of cost of products sold to net sales for the first quarter of 2006 over the first quarter of 2005 reflects the effect of increased average unit sales prices, partially offset by higher material costs. Cost of products sold in the HVAC segment in the first quarter of 2006 includes (1) a decrease of approximately $300,000 related to the effect of changes in foreign currency exchange rates and (2) an increase of approximately $4,100,000 attributable to an acquisition in the HVAC segment.

Selling, General and Administrative Expense. Consolidated selling, general and administrative expense (“SG&A”) was approximately $95,100,000 for the first quarter of 2006 as compared to approximately $79,400,000 for the first quarter of 2005. SG&A as a percentage of net sales decreased from approximately 18.3% for the first quarter of 2005 to approximately 17.8% for the first quarter of 2006.

SG&A for the first quarter of 2006 includes (1) approximately $11,500,000 from acquisitions in the Home Technology Products segment and the Air Conditioning and Heating Products segment, (2) a decrease of approximately $1,700,000 of displays expense in the Residential Ventilation Products segment, (3) an increase in net sales in the Air Conditioning and Heating Products segment without a proportionate increase in expense, (4) a decrease of approximately $200,000, all of which is included in the Air Conditioning and Heating Products segment, related to the effect of changes in foreign currency exchange rates, (5) a non-cash foreign exchange gain of approximately $100,000, all of which is included in Unallocated, related to intercompany debt not indefinitely invested in the Company’s subsidiaries and (6) approximately $100,000 of stock-based compensation expense, all of which is recorded in Unallocated.

SG&A for the first quarter of 2005 includes (1) approximately $100,000 of stock-based compensation expense, all of which is recorded in Unallocated, (2) a non-cash foreign exchange loss of approximately $500,000, of which approximately $400,000 is recorded in the Residential Ventilation Products segment, related to intercompany debt not indefinitely invested in the Company’s subsidiaries and (3) a gain of approximately $1,400,000, all of which is recorded in Unallocated, from the settlement of certain obligations of former subsidiaries (see Notes D and G of the Notes to the Unaudited Financial Statements included elsewhere herein).

Amortization of Intangible Assets. Amortization of intangible assets, as a percentage of net sales, decreased from approximately 1.0% in the first quarter of 2005 to approximately 0.8% in the first quarter of 2006. This decrease is principally a result of utilizing accelerated amortization methods, partially offset by increased amortization of intangible assets in the Home Technology Products segment as compared to the same period in 2005 arising primarily from acquisitions in 2005 and 2006.

Depreciation Expense. Depreciation expense increased approximately $1,100,000 from approximately $6,800,000 for the first quarter of 2005 to approximately $7,900,000 for the first quarter of 2006. This increase is primarily attributable to the impact of capital expenditures, as well as acquisitions, which represented approximately $400,000 of the increase.

Operating Earnings. Consolidated operating earnings improved by approximately $23,800,000 from approximately $40,900,000, or 9.4% as a percentage of net sales, for the first quarter of 2005 to approximately $64,700,000, or 12.1% as a percentage of net sales, for the first quarter of 2006 as a result of the factors discussed above and that follow.

Operating earnings of the Residential Ventilation Products segment for the first quarter of 2006 were approximately $36,100,000 as compared to approximately $26,900,000 for the first quarter of 2005. Operating earnings in the Residential Ventilation Products segment for the first quarter of 2006 improved over the same period in 2005 primarily as a result of higher average unit sales prices and volume of range hoods and bathroom exhaust fans, partially offset by higher material costs. Operating earnings of the RVP segment for the first quarter of 2006 as compared to the first quarter of 2005 reflects (1) a decrease of approximately $1,700,000 of displays expense, (2) a decrease in earnings of approximately $100,000 from the effect of foreign currency exchange rates and (3) approximately $200,000 of increased depreciation expense of property and equipment and approximately $400,000 of decreased amortization of intangible assets. Operating earnings of the Residential Ventilation Products segment for the first quarter of 2005 reflects a non-cash foreign exchange loss of approximately $400,000 related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Operating earnings of the Home Technology Products segment for the first quarter of 2006 was approximately $17,300,000 as compared to approximately $10,800,000 for the first quarter of 2005. The increase in operating earnings in the Home Technology Products segment in the first quarter of 2006 over the same period in 2005 is primarily as a result of increased net sales volume of audio and video distribution equipment, speakers and access control devices. Operating earnings of the HTP segment for the first quarter of 2006 reflects (1) approximately $700,000 of operating earnings contributed by acquisitions, (2) approximately $400,000 of increased depreciation expense of property and equipment and approximately $500,000 of increased amortization of intangible assets, primarily attributable to acquisitions, which is included in the impact of acquisitions noted above and (3) a non-cash charge of approximately $100,000, all of which is included in the impact of acquisitions noted above, related to the amortization of purchase price allocated to inventory. Operating earnings of the Home Technology Products segment for the first quarter of 2005 reflects (1) a non-cash charge of approximately $300,000 related to the amortization of purchase price allocated to inventory as a result of the acquisition of Nortek, Inc. by affiliates of Thomas H. Lee Partners, L.P. and (2) a non-cash charge of approximately $100,000 related to the amortization of purchase price allocated to inventory as a result of an acquisition.

Operating earnings of the Air Conditioning and Heating Products segment were approximately $17,900,000 for the first quarter of 2006 as compared to approximately $7,300,000 for the first quarter of 2005. Operating earnings in the Air Conditioning and Heating Products segment for the first quarter of 2006 improved over the same period in 2005 as a result of increased sales volume of products with a rating lower than 13 SEER sold to residential site-built and manufactured housing customers, favorable weather conditions and to a lesser extent, from increased sales of 13 SEER products. The increased sales volume of products with a rating lower than 13 SEER was partially driven by the change in the minimum SEER rating to 13 SEER on January 23, 2006, improved manufacturing efficiencies, as well as increased average unit sales prices related to 13 SEER products sold, partially offset by higher material costs within the entire HVAC segment. Operating earnings of the HVAC segment for the first quarter of 2006 reflects (1) an increase in earnings of approximately $200,000 from the effect of foreign currency exchange rates and (2) approximately $500,000 of increased depreciation expense of property and equipment attributable primarily to capital expenditures and approximately $200,000 of decreased amortization of intangible assets.

The operating expense in Unallocated was approximately $6,600,000 for the first quarter of 2006 as compared to approximately $4,100,000 for the first quarter of 2005. The increase in operating expense for the first quarter of 2006 as compared to the same period of 2005 in Unallocated is primarily due to the items noted below. Operating expense in Unallocated for the first quarter of 2006 reflects (1) approximately $100,000 of stock-based compensation charges and (2) a non-cash foreign exchange gain of approximately $100,000 related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Operating expense in Unallocated for the first quarter of 2005 reflects (1) approximately $100,000 of stock-based compensation charges, (2) a non-cash foreign exchange loss of approximately $100,000 related to intercompany debt not indefinitely invested in the Company’s subsidiaries and (3) a gain of approximately $1,400,000 from the settlement of certain obligations (see Notes D and G of the Notes to the Unaudited Financial Statements included elsewhere herein).

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 11.1% and 7.0% of operating earnings (before unallocated and corporate expenses) for the first quarters of 2006 and 2005, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest Expense. Interest expense increased approximately $3,700,000 or approximately 15.2% during the first quarter of 2006 as compared to the first quarter of 2005. The increase in interest expense during the first quarter of 2006 is primarily due to increased interest rates related primarily to the Company’s Senior Secured Credit Facility.

Investment Income. Investment income was approximately $700,000 and $400,000 for the first quarter of 2006 and 2005, respectively.

Provision for Income Taxes. The provision for income taxes was approximately $14,200,000 for the first quarter of 2006 as compared to approximately $6,300,000 for the first quarter of 2005. The income tax rates in both the first quarter of 2006 and 2005 differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, foreign income tax on foreign source income and state income tax provisions (see Note F of the Notes to the Unaudited Financial Statements included elsewhere herein).

EBITDA. The Company uses EBITDA as both an operating performance and liquidity measure. Operating performance measure disclosures with respect to EBITDA are provided below. Refer to the Liquidity and Capital Resources section for liquidity measure disclosures with respect to EBITDA and a reconciliation from net cash flows from operating activities to EBITDA.

EBITDA is defined as net earnings (loss) before interest, taxes, depreciation and amortization expense. EBITDA is not a measure of operating performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as operating earnings (loss) from continuing operations, discontinued operations, extraordinary items and net earnings (loss). EBITDA as an operating performance measure has material limitations since it excludes, among other things, the statement of operations impact of depreciation and amortization expense, interest expense and the provision (benefit) for income taxes and therefore does not necessarily represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. The Company uses a significant amount of capital assets and depreciation and amortization expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company has a significant amount of debt and interest expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company generally incurs significant U.S. federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of the Company’s costs and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net earnings (loss) for a more complete analysis of the Company’s profitability, as net earnings (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to EBITDA. As EBITDA is not defined by GAAP, the Company’s definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of the Company’s operating results as reported under GAAP.

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

The Company believes EBITDA is useful for both the Company and investors as it is a commonly used analytical measurement for comparing company profitability, which eliminates the effects of financing, differing valuations of fixed and intangible assets and tax structure decisions. The Company believes that EBITDA is specifically relevant to the Company, due to the different degrees of leverage among its competitors, the impact of purchase accounting associated with acquisitions, which impacts comparability with its competitors who may or may not have recently revalued their fixed and intangible assets, and the differing tax structures and tax jurisdictions of certain of the Company’s competitors. The Company has included EBITDA as a supplemental operating performance measure, which should be evaluated by investors in conjunction with the traditional GAAP performance measures discussed earlier in this Results of Operations section for a complete evaluation of the Company’s operating performance.

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the first quarters of 2006 and 2005:

	For the First Quarter Ended
	April 1, 2006	April 2, 2005
	(Dollar amounts in thousands)

Net earnings (1)	$23,200	$10,700
Provision for income taxes	14,200	6,300
Interest expense	27,976	24,285
Investment income	(708)	(400)
Depreciation expense	7,923	6,851
Amortization expense	4,327	4,764
EBITDA	$76,918	$52,500

  (1)      EBITDA includes approximately $100,000 of stock based compensation charges recorded in each of the first quarters of 2006 and 2005, respectively (see Notes A and D of the Notes to the Unaudited Financial Statements included elsewhere herein).

Liquidity and Capital Resources

The Company acquired two companies during the first quarter of 2006 utilizing cash and proceeds from additional indebtedness to finance these acquisitions. Companies acquired during the first quarter of 2006 and the impact on cash flow in the first quarter of 2006 were as follows:

•	On February 22, 2006, the Company, through Linear, acquired the assets and certain liabilities of Furman for an initial purchase price of approximately $3,300,000.
•	On January 25, 2006, the Company, through Mammoth China, increased its ownership interests in MEG and MSH to sixty-percent for approximately $2,400,000.
•	Contingent consideration related to Panamax and GTO was also paid during the first quarter of 2006 in the amount of $4,500,000 and $100,000, respectively.

The Company had consolidated debt as of April 1, 2006, of approximately $1,378,825,000 consisting of (i) $23,960,000 of short-term borrowings and current maturities of long-term debt, (ii) $37,383,000 of long-term notes, mortgage notes and other indebtedness, (iii) $9,982,000 of the Company’s 9 7/8% Senior Subordinated Notes due 2011, (iv) $625,000,000 of the Company’s 8 1/2% Senior Subordinated Notes due 2014 and (v) $682,500,000 of long-term debt outstanding under the Company’s Senior Secured Credit Facility.

During the first quarter of 2006, the Company had a net increase in its consolidated debt of approximately $5,044,000 resulting from (1) additional borrowings of approximately $9,743,000 related primarily to the Company’s European subsidiaries and (2) an approximate $331,000 increase related to the effects of foreign currency translation, partially offset by (3) approximately $5,030,000 of principal and other payments made during the period.

The Company’s debt to equity ratio was approximately 2.6:1 as of April 1, 2006 as compared to approximately 2.7:1 as of December 31, 2005. The decrease in the ratio was primarily due to an increase in stockholder’s equity, primarily as a result of net earnings in the first quarter of 2006, partially offset by the net increase in indebtedness as discussed above.

On April 3, 2006, the Company amended and restated the credit agreement for its senior secured credit facility, expanding its $100,000,000 revolving credit facility to $200,000,000 and modifying certain covenants. The amendment provides the Company with additional liquidity and covenant flexibility. The revolving credit facility matures in August 2010 and includes both a letter of credit sub-facility and swing line loan sub-facility. As of April 3, 2006, the Company had approximately $170,000,000 of borrowing availability under the U.S. portion of its revolving credit facility and approximately $10,000,000 of borrowing availability under the Canadian portion of its revolving credit facility. As of May 5, 2006, there was approximately $45,000,000 outstanding under the U.S. portion of the Company’s revolving credit facility and no outstanding borrowings under the Canadian portion of the revolving credit facility.

On April 14, 2006, the Company, through two newly formed subsidiaries of its Air Conditioning and Heating Products Segment, acquired the assets and certain liabilities of Huntair and Cleanpak, for a combined initial purchase price of approximately $48,000,000 (utilizing approximately $40,000,000 of cash borrowed under Nortek’s revolving credit facility, including approximately $2,000,000 to fund Huntair and Cleanpak’s initial working capital needs, all of which remains outstanding at May 5, 2006, and issuing unsecured 6% subordinated notes totaling $10,000,000 due April 2008) plus contingent consideration.

The estimated total potential amount of contingent consideration that may be paid in the future for all acquisitions is approximately $40,500,000 (see Note C of the Notes to the Unaudited Financial Statements included elsewhere herein).

As of April 1, 2006, approximately $20,000,000 of letters of credit have been issued under the Company’s revolving credit facility as additional security for (1) approximately $15,000,000 relating to certain of the Company’s insurance programs, (2) approximately $3,900,000 relating to leases outstanding for certain of the Company’s manufacturing facilities and (3) approximately $1,100,000 relating to certain of the subsidiaries purchases and other requirements. Letters of credit reduce borrowing availability under the Company’s revolving credit facility on a dollar for dollar basis.
The indentures and other agreements governing the Company and its subsidiaries’ indebtedness (including the credit agreement for the Company’s Senior Secured Credit Facility) contain certain restrictive financial and operating covenants including covenants that restrict the ability of the Company and its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

As of April 1, 2006, approximately $150,700,000 was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive loan agreement, the Company’s Senior Secured Credit Facility. Subsequent to the transactions discussed below, there will be approximately $122,700,000 available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s Senior Secured Credit Facility.

Prior to the completion of the Offering as noted below, NTK Holdings is planning on entering into a senior unsecured loan facility which will provide for borrowings in an aggregate principal amount of $205,000,000. The proceeds of these borrowings, which will only be available in one drawing, will be utilized to (1) make a cash dividend of approximately $174,900,000 to Investors LLC which, in turn, will make a distribution to the holders of its Class A and Class B membership interests, including affiliates of Thomas H. Lee Partners, L.P. and certain members of the Company’s management, (2) together with cash on hand at Nortek, make a distribution of approximately $54,000,000 to participants under the 2004 Nortek Holdings, Inc. Deferred Compensation Plan (including certain of the Company’s executive officers) and (3) pay related fees and expenses. Following these distributions, the holders of the Class A membership interests in Investors LLC and the participants in the 2004 Nortek Holdings, Inc. Deferred Compensation Plan will not be entitled to any further distributions.

On May 5, 2006, NTK Holdings filed a registration statement on Form S-1 with the SEC for an initial public offering of shares of its common stock. The net proceeds from the Offering will be utilized to (1) repay all amounts outstanding under the new senior unsecured loan facility as noted above, (2) redeem all of the Company’s remaining outstanding 9 7/8% Senior Discount Notes, (3) redeem a portion of NTK Holdings’ outstanding 10 3/4% Senior Discount Notes, (4) repay a portion of the term loan under the Company’s Senior Secured Credit Facility and (5) pay related redemption premiums and accrued interest.

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

The Company expects to meet its cash flow requirements for fiscal 2006 from cash from operations, existing cash and cash equivalents and the use of its Senior Secured Credit Facility, as needed.

The Company and its subsidiaries have entered into a number of operating lease obligations, purchase obligations and have guaranteed certain obligations of various third parties. No significant changes in these obligations have occurred since December 31, 2005.

Unrestricted cash and cash equivalents decreased from approximately $77,200,000 at December 31, 2005 to approximately $70,200,000 at April 1, 2006. The Company has classified as restricted, in the accompanying consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in its operations. At April 1, 2006, approximately $4,018,000 (all of which is included in long-term assets) of cash and cash equivalents are held primarily as collateral to fund future capital expenditures within the Company’s segments, as well as for insurance and letter of credit requirements.

Capital expenditures were approximately $12,100,000 (none of which were financed under a capital lease) for the first quarter of 2006 as compared to approximately $5,600,000 (of which approximately $1,900,000 was financed under a capital lease) for the first quarter of 2005. Capital expenditures were approximately $33,700,000 for the year ended December 31, 2005 and are expected to be approximately $45,000,000 in 2006. Under the Company’s Amended Senior Secured Credit Facility, capital expenditures are limited to approximately $65,000,000 in 2006.

The Company’s working capital and current ratio increased from approximately $273,800,000 and 1.7:1 at December 31, 2005 to approximately $297,100,000 and 1.8:1 at April 1, 2006. This increase in working capital and current ratio for the first quarter of 2006 was primarily as a result of seasonal increases in accounts receivable and inventory and a reduction in accrued expenses, which was partially offset by an increase in accounts payable.

Accounts receivable increased approximately $30,700,000, or approximately 11.3%, between December 31, 2005 and April 1, 2006, while net sales increased approximately $31,200,000, or approximately 6.2%, in the first quarter of 2006 as compared to the fourth quarter of 2005. These increases are primarily a result of increased sales levels, timing of cash collections and acquisitions. Acquisitions contributed approximately $7,500,000 to the increase in net sales in the first quarter of 2006 as compared to the fourth quarter of 2005 and approximately $6,700,000 to the increase in accounts receivable at April 1, 2006. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on April 1, 2006 as compared to December 31, 2005. The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in the first quarter of 2006.

Inventories increased approximately $13,500,000, or approximately 5.6%, between December 31, 2005 and April 1, 2006 primarily as a result of increased inventory levels, in part, due to strong demand of certain product categories, and acquisitions which contributed approximately $3,100,000 to the increase at April 1, 2006.

Accounts payable increased approximately $21,500,000, or approximately 13.5%, between December 31, 2005 and April 1, 2006 due primarily to increased inventory levels and timing of payments. Acquisitions contributed approximately $3,500,000 to the increase in accounts payable at April 1, 2006.

Changes in certain working capital accounts, as noted above, between December 31, 2005 and April 1, 2006, differ from the changes reflected in the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the three preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Unrestricted cash and cash equivalents decreased approximately $7,017,000 and approximately $20,206,000 from December 31, 2005 to April 1, 2006 and from December 31, 2004 to April 2, 2005, respectively, principally as a result of the following:

	Condensed Consolidated
	Cash Flows (1)
	For the First Quarter Ended
	April 1, 2006	April 2, 2005
	(Dollar amounts in thousands)
Operating Activities:
Cash flow from operations, net	$40,479	$29,177
Change in accounts receivable, net	(23,400)	(17,313)
Change in inventories	(10,183)	(17,036)
Change in prepaids and other current assets	775	612
Change in accounts payable	16,934	21,753
Change in accrued expenses and taxes	(13,869)	(31,664)
Investing Activities:
Capital expenditures	(12,106)	(3,683)
Net cash paid for businesses acquired	(7,900)	---
Proceeds from the sale of property and equipment	129	5,830
Change in restricted cash and marketable securities	(3)	---
Financing Activities:
Change in borrowings, net	4,332	(3,094)
Other, net	(2,205)	(4,788)
	$(7,017)	$(20,206)

(1)
Summarized from the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for the first quarter ended April 1, 2006 and April 2, 2005 (see the Unaudited Financial Statements included elsewhere herein).

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net.

The Company uses EBITDA as both a liquidity and operating performance measure. Liquidity measure disclosures with respect to EBITDA are provided below. Refer to the Results of Operations section for operating performance measure disclosures with respect to EBITDA and a reconciliation from net earnings (loss) to EBITDA.

EBITDA is defined as net earnings (loss) before interest, taxes, depreciation and amortization expense. EBITDA is not a measure of cash flow under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative or substitute for GAAP cash flow measures such as cash flows from operating, investing and financing activities. EBITDA does not necessarily represent an accurate measure of cash flow performance because it excludes, among other things, capital expenditures, working capital requirements, significant debt service for principal and interest payments, income tax payments and other contractual obligations, which may have a significant adverse impact on a company’s cash flow performance thereby limiting its usefulness when evaluating the Company’s cash flow performance. The Company uses a significant amount of capital assets and capital expenditures are a significant component of the Company’s annual cash expenditures and therefore their exclusion from EBITDA is a material limitation. The Company has significant working capital requirements during the year due to the seasonality of its business, which require significant cash expenditures and therefore its exclusion from EBITDA is a material limitation. The Company has a significant amount of debt and the Company has significant cash expenditures during the year related to principal and interest payments and therefore their exclusion from EBITDA is a material limitation. The Company generally pays significant U.S. federal, state and foreign income taxes each year and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net cash from operating, investing and financing activities for a more complete analysis of the Company’s cash flow performance, as they include the financial statement impact of these items. Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA does not reflect any cash requirements for replacements. As EBITDA is not defined by GAAP, the Company’s definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of the Company’s cash flows as reported under GAAP.

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

The following table presents a reconciliation from net cash used in operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the first quarters of 2006 and 2005:

	For the First Quarter Ended
	April 1, 2006	April 2, 2005
	(Dollar amounts in thousands)

Net cash used in operating activities	$10,040	$(18,652)
Cash used by (provided from) working capital and
other long-term asset and liability changes	30,439	47,829
Deferred federal income tax provision	(3,500)	(5,700)
(Loss) gain on sale of fixed assets	(134)	280
Non-cash interest expense, net	(1,312)	(1,363)
Non-cash stock-based compensation expense	(83)	(79)
Provision for income taxes	14,200	6,300
Interest expense	27,976	24,285
Investment income	(708)	(400)
EBITDA	$76,918	$52,500

Inflation, Trends and General Considerations

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and the possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The Company’s performance is dependent to a significant extent upon the levels of new residential construction, residential remodeling and replacement and non-residential construction, all of which are affected by such factors as interest rates, inflation, consumer confidence and unemployment.

The demand for the Company’s products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. The Company’s lower sales levels historically have occurred during the first and fourth quarters. Since a high percentage of the Company’s manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. In addition, the demand for cash to fund the working capital of the Company’s subsidiaries is greater from late in the first quarter until early in the fourth quarter.

Effective January 23, 2006, the minimum seasonal energy efficiency rating for residential central air conditioners (“SEER”) was raised to 13 SEER by the Department of Energy. The prior minimum was 10 SEER. The Company has not experienced and does not expect any significant adverse effect on its business subsequent to January 23, 2006 as a result of the increase in the minimum SEER rating.

As of April 1, 2006, approximately 9.6% of the Company’s workforce was subject to various collective bargaining agreements.

On June 8, 2005 the Company’s collective bargaining agreement with the United Automobile Aerospace & Agricultural Implement Workers of America and its Local No. 2029 expired. That agreement is estimated, at April 1, 2006, to cover approximately 4.3% of the Company’s employees (417 employees), which are located at the Cincinnati, OH location of the Company’s subsidiary NuTone, Inc. The Company presented its final proposal to the union bargaining committee, but such proposal was not accepted by the union members. On July 16, 2005, the Company locked out the union employees at the NuTone Cincinnati, OH facility. On September 6, 2005, the Company notified the union bargaining committee that negotiations had reached an impasse and that it was unilaterally implementing the terms of its final offer. On March 6, 2006, the Company received notice that the union filed an unfair labor practice charge with the United States National Labor Relations Board claiming that the Company had not bargained to impasse and that, from and after September 6, 2005, it had failed to bargain collectively and in good faith. On April 28, 2006, the United States National Labor Relations Board dismissed this complaint. The union has until May 11, 2006 to file an appeal. The Company’s management has provided temporary manufacturing support, which is designed to ensure that operational disruptions are minimized and the Company’s customers’ needs are met without significant delay. NuTone’s operating results are included in the Company’s Residential Ventilation Products segment. See Note I of the Notes to the Unaudited Financial Statements included elsewhere herein.

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

There have been no significant changes in market risk from the December 31, 2005 disclosures included in the Company’s annual report on Form 10-K as filed with the SEC.

A. Interest Rate Risk

The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company’s ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less. At April 1, 2006, the fair value of the Company’s unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

The Company has historically managed its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At April 1, 2006, approximately 48.8% of the carrying values of the Company’s long-term debt was at fixed interest rates.

B. Foreign Currency Risk

Sales and earnings derived from international markets and net assets within international markets are subject to, among others, the risks of currency fluctuations primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In the first quarter of 2006, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations, but this may not be indicative of future results. The impact of foreign currency changes related to translation resulted in an increase in stockholder’s investment of approximately $543,000 for the first quarter of 2006. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets, including, the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At April 1, 2006, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At April 1, 2006, the Company did not have any material outstanding commodity forward contracts.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as “intends”, “plans”, “estimates”, “believes”, “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on the Company’s current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials, (including, among others, steel, copper, packaging materials, plastics and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, price, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company’s periodic reports on Forms 10-K, 10-Q and 8-K, filed with the SEC.

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

May 9, 2006