Form 10-Q
period 2006-07-01
NORTEK INC
filed 2006-08-11
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
                          (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

The number of shares of Common Stock outstanding as of August 4, 2006 was 3,000.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions, except share data)
	July 1,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$54.9	$77.2
Accounts receivable, less allowances of $6.8 and $6.6	330.2	272.2
Inventories:
Raw materials	87.1	75.2
Work in process	32.2	21.4
Finished goods	178.2	145.7
	297.5	242.3

Prepaid expenses	12.9	10.5
Other current assets	21.9	26.3
Prepaid income taxes	23.0	20.7
Total current assets	740.4	649.2

Property and Equipment, at Cost:
Land	11.1	8.8
Buildings and improvements	94.4	84.3
Machinery and equipment	159.2	141.1
	264.7	234.2
Less accumulated depreciation	43.3	28.7
Total property and equipment, net	221.4	205.5

Other Assets:
Goodwill	1,387.0	1,381.3
Intangible assets, less accumulated amortization of $37.5 and $27.3	144.9	114.5
Deferred debt expense	35.9	36.9
Long-term portion of receivable from affiliate	---	17.5
Restricted investments and marketable securities	4.0	4.0
Other assets	8.6	7.7
	1,580.4	1,561.9
	$2,542.2	$2,416.6

Liabilities and Stockholder’s Investment

Current Liabilities:
Notes payable and other short-term obligations	$33.5	$4.9
Current maturities of long-term debt	18.7	14.8
Accounts payable	205.5	159.0
Accrued expenses and taxes, net	213.6	196.7
Total current liabilities	471.3	375.4

Other Liabilities:
Deferred income taxes	30.7	20.4
Other	135.6	166.4
	166.3	186.8

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,362.2	1,354.1

Stockholder’s Investment:
Common stock, $0.01 par value, authorized 3,000 shares;
3,000 issued and outstanding at July 1, 2006 and December 31, 2005	---	---
Additional paid-in capital	412.0	415.0
Retained earnings	116.0	77.8
Accumulated other comprehensive income	14.4	7.5
Total stockholder's investment	542.4	500.3
Total Liabilities and Stockholder's Investment:	$2,542.2	$2,416.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
	For the three months ended
	July 1, 2006	July 2, 2005
	(Dollar amounts in millions)

Net Sales	$563.8	$498.9

Costs and Expenses:
Cost of products sold	393.7	350.4
Selling, general and administrative expense, net	102.9	85.0
Amortization of intangible assets	5.8	4.4
Gain from curtailment of post-retirement medical benefits	(35.6)	---
	466.8	439.8
Operating earnings	97.0	59.1
Interest expense	(28.0)	(25.1)
Investment income	0.5	0.3
Earnings before provision for income taxes	69.5	34.3
Provision for income taxes	26.4	13.0
Net earnings	$43.1	$21.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
	For the first six months ended
	July 1, 2006	July 2, 2005
	(Dollar amounts in millions)

Net Sales	$1,098.3	$933.0

Costs and Expenses:
Cost of products sold	764.2	659.9
Selling, general and administrative expense, net	198.0	164.4
Amortization of intangible assets	10.0	8.7
Gain from curtailment of post-retirement medical benefits	(35.6)	---
	936.6	833.0
Operating earnings	161.7	100.0
Interest expense	(56.0)	(49.4)
Investment income	1.2	0.7
Earnings before provision for income taxes	106.9	51.3
Provision for income taxes	40.6	19.3
Net earnings	$66.3	$32.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first six months ended
	July 1, 2006	July 2, 2005
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net earnings	$66.3	$32.0

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense, including amortization of purchase price allocated to inventory	28.3	22.7
Non-cash interest expense, net	2.5	2.7
Non-cash stock-based compensation expense	0.2	0.2
Gain from curtailment of post-retirement medical benefits	(35.6)	---
Loss (gain) on sale of fixed assets	1.8	(0.5)
Deferred federal income tax provision	7.4	(6.4)
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(28.5)	(60.6)
Inventories	(37.9)	(24.0)
Prepaids and other current assets	5.3	(7.8)
Accounts payable	27.4	31.8
Accrued expenses and taxes	18.3	18.3
Long-term assets, liabilities and other, net	2.5	(5.2)
Total adjustments to net earnings	(8.3)	(28.8)
Net cash provided by operating activities	58.0	3.2
Cash Flows from investing activities:
Capital expenditures	(22.7)	(9.2)
Net cash paid for businesses acquired	(56.9)	(13.4)
Proceeds from the sale of property and equipment	2.6	6.1
Change in restricted cash and marketable securities	---	(0.3)
Other, net	(2.6)	(0.9)
Net cash used in investing activities	(79.6)	(17.7)
Cash Flows from financing activities:
Increase in borrowings	68.9	4.9
Payment of borrowings	(40.0)	(10.9)
Dividends	(28.1)	---
Other, net	(1.5)	(0.2)
Net cash used in financing activities	(0.7)	(6.2)
Net decrease in unrestricted cash and cash equivalents	(22.3)	(20.7)
Unrestricted cash and cash equivalents at the beginning of the period	77.2	95.0
Unrestricted cash and cash equivalents at the end of the period	$54.9	$74.3

Supplemental disclosure of cash flow information:

Interest paid	$53.8	$47.4

Income taxes paid, net	$14.4	$5.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE THREE MONTHS ENDED JULY 2, 2005
(Dollar amounts in millions)

		(Accumulated	Accumulated
	Additional	Deficit)	Other
	Paid in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income (Loss)	Income (Loss)

Balance, April 2, 2005	$413.9	$8.0	$6.8	$ ---
Net earnings	---	21.3	---	21.3
Other comprehensive income (loss):
Currency translation adjustment	---	---	(4.4)	(4.4)
Unrealized appreciation in the fair value of marketable securities	---	---	0.1	0.1
Comprehensive income				$17.0
Capital contribution from parent	0.3	---	---
Stock-based compensation	0.1	---	---
Balance, July 2, 2005	$414.3	$29.3	$2.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE FIRST SIX MONTHS ENDED JULY 2, 2005
(Dollar amounts in millions)

		(Accumulated	Accumulated
	Additional	Deficit)	Other
	Paid in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income (Loss)	Income (Loss)

Balance, December 31, 2004	$410.6	$(2.7)	$9.1	$ ---
Net earnings	---	32.0	---	32.0
Other comprehensive income (loss):
Currency translation adjustment	---	---	(6.6)	(6.6)
Comprehensive income				$25.4
Capital contribution from parent	3.5	---	---
Stock-based compensation	0.2	---	---
Balance, July 2, 2005	$414.3	$29.3	$2.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE THREE MONTHS ENDED JULY 1, 2006
(Dollar amounts in millions)

			Accumulated
	Additional		Other
	Paid in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income	Income

Balance, April 1, 2006	$415.3	$101.0	$8.1	$ ---
Net earnings	---	43.1	---	43.1
Other comprehensive income:
Currency translation adjustment	---	---	6.3	6.3
Comprehensive income				$49.4
Capital contribution from (dividend to) parent	1.5	(28.1)	---
Stock-based compensation	0.1	---	---
Adjustment of carryover basis of continuing
management investors in the THL Transaction	(4.9)	---	---
Balance, July 1, 2006	$412.0	$116.0	$14.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE FIRST SIX MONTHS ENDED JULY 1, 2006
(Dollar amounts in millions)

			Accumulated
	Additional		Other
	Paid in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income	Income

Balance, December 31, 2005	$415.0	$77.8	$7.5	$ ---
Net earnings	---	66.3	---	66.3
Other comprehensive income:
Currency translation adjustment	---	---	6.9	6.9
Comprehensive income				$73.2
Capital contribution from (dividend to) parent	1.7	(28.1)	---
Stock-based compensation	0.2	---	---
Adjustment of carryover basis of continuing
management investors in the THL Transaction	(4.9)	---	---
Balance, July 1, 2006	$412.0	$116.0	$14.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 1, 2006 AND JULY 2, 2005

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

On May 5, 2006, NTK Holdings, Inc. (“NTK Holdings”) filed a registration statement on Form S-1 with the SEC for an initial public offering of shares of its common stock (the “Offering”). NTK Holdings, the ultimate parent of the Company, owns all of the capital stock of Nortek Holdings, Inc. (“Nortek Holdings”), which owns all of the capital stock of the Company.

Stock-Based Compensation of Employees, Officers and Directors

In connection with the acquisition of Nortek by affiliates of Thomas H. Lee Partners, L.P. (the “THL Transaction”) on August 27, 2004, certain employees and consultants received approximately 21,184 C-1 units and approximately 42,368 C-2 units, which represent equity interests in THL-Nortek Investors, LLC (“Investors LLC”) that function similar to stock awards. Since the initial distribution of the C-1 and C-2 Units on August 27, 2004, approximately 1,935 and 3,666 additional C-1 Units and C-2 Units, respectively, have been granted to certain of the Company’s officers and employees, net of forfeitures. The C-1 units vest pro rata on a quarterly basis over a three-year period and approximately 12,889 and 9,065 were vested at July 1, 2006 and December 31, 2005, respectively. The total fair value of the C-1 units is approximately $1.1 million. Approximately $0.5 million remains to be amortized at July 1, 2006. The C-2 units only vest in the event that certain performance-based criteria, as defined, are met. As of July 1, 2006 and December 31, 2005, there was approximately $1.6 million of unamortized stock-based employee compensation with respect to the C-2 units, which will be amortized in the event that it becomes probable that the C-2 units or any portion thereof will vest. The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

Prior to January 1, 2006, the Company used the fair value method of accounting for stock-based employee compensation in accordance with Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).

The Company adopted SFAS No. 123R and followed the modified-prospective transition method of accounting for stock-based compensation. Under the modified-prospective transition method, the Company is required to recognize compensation cost for share-based payments to employees based on their grant-date fair value beginning January 1, 2006. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS No. 123R was adopted are based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123.

The adoption of SFAS No. 123R did not have a material impact on the Company’s financial position or results of operations.

The Company recorded stock-based compensation charges in selling, general and administrative expense of approximately $0.1 million for each of the second quarters ended July 1, 2006 and July 2, 2005, respectively and approximately $0.2 million for each of the first six months ended July 1, 2006 and July 2, 2005, respectively, in accordance with SFAS No. 123 and SFAS No. 123R.

Deferred Compensation

Prior to the THL Transaction on August 27, 2004, certain members of the Company’s management, including certain of the Company’s executive officers, held stock options to purchase shares of common stock of the former Nortek Holdings, Inc. issued to them under the former Nortek Holdings 2002 Stock Option Plan. These members of the Company’s management, who would have been entitled to receive cash payments upon consummation of the Acquisition in respect to these options, instead sold a portion of those options to THL Buildco, Inc. and surrendered the remainder of these options held by them for cancellation without immediate payment. In consideration for option cancellations without immediate payment, these option holders received an equity interest in Investors LLC and Nortek Holdings established a deferred compensation plan and credited for the account of each of these management participants under the plan a number of notional Class A units of Investors LLC equal in value to the value of the old stock options so cancelled.

On February 18, 2005, Nortek Holdings made a distribution to the participants of its deferred compensation plan in the amount of approximately $57.7 million, which resulted in additional interest expense of approximately $8.2 million, and on May 10, 2006, made a second distribution to the participants in the amount of approximately $54.0 million, which resulted in additional interest expense of approximately $3.9 million (see Note B). As a result of this second distribution, the participants in the deferred compensation plan are not entitled to any further distributions.

In connection with accounting for the purchase price for the Acquisition, the Company recorded a deferred tax benefit of approximately $32.6 million representing the tax benefit related to the deferred compensation plan of Nortek Holdings. At December 31, 2005, the remaining deferred tax benefit was approximately $17.5 million, which is included in deferred income taxes in the accompanying unaudited condensed consolidated balance sheet. At July 1, 2006, there were no remaining deferred tax benefits as the second distribution noted above is deductible for income tax purposes upon payment.

Goodwill

The following table presents a summary of the activity in goodwill for the six months ended July 1, 2006 and for the year ended December 31, 2005:

(Dollar amounts in millions)

Balance as of December 31, 2004	$1,295.1
Acquisitions during the year ended December 31, 2005	91.9
Purchase accounting adjustments	(4.8)
Impact of foreign currency translation	(0.9)
Balance as of December 31, 2005	1,381.3
Acquisitions during the first six months ended July 1, 2006	18.3
Purchase accounting adjustments	(9.1)
Adjustment of carryover basis of continuing management investors in the THL Transaction	(4.9)
Impact of foreign currency translation	1.4
Balance as of July 1, 2006	$1,387.0

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions (see Note C). Approximately $18.2 million and $56.1 million of goodwill associated with certain companies acquired during the first six months ended July 1, 2006 and the year ended December 31, 2005, respectively, will be deductible for income tax purposes. Purchase accounting adjustments relate principally to final revisions resulting from the completion of fair value adjustments and adjustments to deferred income taxes that impact goodwill.

The $4.9 million non-cash “Adjustment of carryover basis of continuing management investors in the THL Transaction” for the six months ended July 1, 2006 as noted in the table above, represents a correction to the original 2004 purchase accounting for the Acquisition resulting in a reduction of goodwill with a corresponding reduction in Stockholder’s Investment. The $4.9 million adjustment has not been reflected in the consolidated financial statements for prior periods as the Company has determined that the adjustment is not material to the prior period consolidated financial statements.

Intangible Assets

Intangible assets increased approximately $30.4 million from approximately $114.5 million at December 31, 2005 to approximately $144.9 million at July 1, 2006. This increase is primarily as a result of intangible assets acquired as a result of business acquisitions made during the second quarter of 2006 (see Note C).

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”), (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on financial reporting and classification of differences between tax positions taken in a tax return and amounts recognized in the financial statements. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

(B)
On May 10, 2006, NTK Holdings borrowed an aggregate principal amount of $205.0 million under a senior unsecured loan facility. The proceeds of this borrowing were utilized to (1) make a cash dividend of approximately $174.9 million to Investors LLC which, in turn, made a distribution to the holders of its Class A and Class B membership interests, including affiliates of Thomas H. Lee Partners, L.P. and certain members of the Company’s management, (2) make a capital contribution of approximately $25.9 million to Nortek Holdings, which was used by Nortek Holdings, together with existing cash of approximately $28.1 million to make a distribution of approximately $54.0 million to participants under the 2004 Nortek Holdings, Inc. Deferred Compensation Plan (including certain of the Company’s executive officers) and (3) pay related fees and expenses. As a result of these distributions, the holders of the Class A membership interests in Investors LLC and the participants in the 2004 Nortek Holdings, Inc. Deferred Compensation Plan are not entitled to any further distributions (see Note A).

The senior unsecured loan facility has a term of one year, although any loans not repaid on or prior to May 10, 2007 will be extended until March 1, 2014. The senior unsecured loan facility bears interest at LIBOR plus a spread, which spread increases over time, subject to a cap on the overall interest rate of 11% per annum. NTK Holdings has the option to pay interest in cash (“Cash Option”) or by adding interest to the principal amount of the loans under the senior unsecured loan facility (“PIK Option”). If the Company exercises the PIK Option with respect to any interest period, an amount equal to the unpaid interest accrued will be added to the principal amount of the senior unsecured loan facility and such accrued interest will be deemed to have been paid. Following an increase in the principal amount of the senior unsecured loan facility as a result of the payment through the PIK Option, the senior unsecured loan facility will bear interest on such increased principal amount. The Company must elect the form of interest payment for each interest period. On August 3, 2006, the Company elected the PIK option to increase the principal amount of the senior unsecured loan facility for the interest accrued during the period from May 10, 2006 to August 10, 2006. As a result of exercising this PIK Option, the Company recorded approximately $2.2 million of accrued interest as additional indebtedness relating to the senior unsecured loan facility and at July 1, 2006, the outstanding principal balance on the senior unsecured loan facility was approximately $207.2 million. The senior unsecured loan facility is not guaranteed by any of the NTK Holdings’ subsidiaries or by any assets of NTK Holdings or any of its subsidiaries.

On April 3, 2006, the Company amended and restated the credit agreement for its senior secured credit facility, expanding its $100.0 million revolving credit facility to $200.0 million and modifying certain covenants. The amendment provides the Company with additional liquidity and covenant flexibility. The revolving credit facility matures in August 2010 and includes both a letter of credit sub-facility and swing line loan sub-facility.

As of July 1, 2006, approximately $136.7 million was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive loan agreement, the Company’s Senior Secured Credit Facility.

(C)        On June 26, 2006, the Company, through its wholly-owned subsidiary, Linear LLC (“Linear”), acquired the stock of Secure Wireless, Inc. (“Secure Wireless”) and Advanced Bridging Technologies, Inc. (“ABT”) through two mergers, for a combined initial purchase price of approximately $10.1 million, of which approximately $10.0 million was borrowed under Nortek’s revolving credit facility, plus contingent consideration. Secure Wireless designs and sells wireless security products for the residential and commercial markets while ABT designs and sells innovative radio frequency control products and accessories. Both Secure Wireless and ABT are located in Carlsbad, CA.

On April 14, 2006, the Company, through two newly formed subsidiaries of its Air Conditioning and Heating Products Segment, acquired the assets and certain liabilities of Huntair, Inc. (“Huntair”) and Cleanpak International, LLC (“Cleanpak”), for approximately $49.4 million (utilizing approximately $40.0 million of cash which was borrowed under Nortek’s revolving credit facility, including approximately $0.6 million to fund a portion of Huntair and Cleanpak’s initial working capital needs, and issuing unsecured 6% subordinated notes totaling $10.0 million due April 2008) plus contingent consideration. Both Huntair and Cleanpak are located near Portland, OR and manufacture, market and distribute custom air handlers and related products for commercial and cleanroom applications.

On February 22, 2006, the Company, through Linear, acquired the assets and certain liabilities of Furman Sound, Inc. (“Furman”) for approximately $3.3 million. Furman is located in Petaluma, CA and designs and sells audio and video signal processors and innovative power conditioning and surge protection products.

On January 25, 2006, the Company, through its wholly-owned subsidiary, Mammoth China Ltd. (“Mammoth China”), increased its ownership interests in Mammoth (Zhejiang) EG Air Conditioning Ltd. (“MEG”) and Shanghai Mammoth Air Conditioning Co., Ltd. (“MSH”) to sixty-percent for approximately $2.4 million. The majority ownership transaction relating to MSH was finalized with the Chinese authorities in May 2006. Prior to January 25, 2006, Mammoth China had a forty-percent minority interest in MEG and a fifty-percent interest in MSH.

On December 9, 2005, the Company, through Linear, acquired the stock of GTO, Inc. (“GTO”) through a merger for approximately $28.2 million in cash, plus contingent consideration of approximately $0.2 million which was paid in the first quarter of 2006. GTO is located in Tallahassee, FL and designs, manufactures and sells automatic electric gate openers and access control devices to enhance the security and convenience of both residential and commercial property fences.

On August 26, 2005, the Company, through its wholly-owned subsidiary, Elan Home Systems, LLC (“Elan”), acquired the assets and certain liabilities of Sunfire Corporation (“Sunfire”) for approximately $4.0 million (utilizing approximately $3.5 million of cash and issuing an unsecured subordinated promissory note in the amount of approximately $0.5 million) plus contingent consideration, which may be payable in future years. Sunfire is located in Snohomish, WA and manufactures, sells and designs home audio and home cinema amplifiers, receivers and subwoofers.

On August 8, 2005, the Company, through its wholly-owned subsidiary, Nortek (UK) Limited, acquired the stock of Imerge Limited (“Imerge”) for approximately $6.1 million in cash plus contingent consideration, which may be payable in future years. Imerge is located in Cambridge, United Kingdom and designs and sells hard disk media players and multi-room audio servers.

On July 15, 2005, the Company, through Linear, acquired the assets and certain liabilities of Niles Audio Corporation (“Niles”) for approximately $77.7 million. In connection with the acquisition of Niles, the Company utilized approximately $67.7 million of cash and issued an unsecured promissory note in the amount of approximately $10.0 million. Niles is located in Miami, FL and manufactures, sells and designs products that provide customers with innovative solutions for whole-house distribution and integration of audio and video systems, including speakers, receivers, amplifiers, automation devices, controls and accessories.

On June 13, 2005, the Company, through its wholly-owned subsidiary Nordyne Inc. (“Nordyne”), acquired the assets and certain liabilities of International Marketing Supply, Inc. (“IMS”) for approximately $4.6 million, utilizing approximately $4.1 million of cash and issuing an unsecured promissory note in the amount of approximately $0.5 million. IMS is located in Miami, FL and sells heating, ventilation and air conditioning equipment to customers in Latin America and the Caribbean.

On April 26, 2005, the Company, through Linear, acquired the stock of Panamax for approximately $11.8 million (utilizing approximately $9.5 million of cash and issuing an unsecured promissory note in the amount of approximately $2.3 million) plus contingent consideration of approximately $4.5 million which was paid in the first quarter of 2006. Panamax is located in Petaluma, CA and sells and designs innovative power conditioning and surge protection products that prevent loss or damage of home and small business equipment due to power disturbances.

Acquisitions contributed approximately $51.1 million, $2.5 million and $2.6 million to net sales, operating earnings and depreciation and amortization expense, respectively, for the second quarter ended July 1, 2006 and contributed approximately $82.6 million, $3.2 million and $3.8 million to net sales, operating earnings and depreciation and amortization expense, respectively, for the first six months ended July 1, 2006. Huntair, Cleanpak, MEG, MSH and IMS are included in the Air Conditioning and Heating Products Segment in the Company’s segment reporting, while all remaining acquisitions are included in the Home Technology Products Segment in the Company’s segment reporting (see Note E).

During the second quarter and first six months ended July 1, 2006, the Company recorded approximately $2.1 million and $2.2 million, respectively, of amortization of excess purchase price allocated to inventory related to the acquisitions noted above as a non-cash charge to cost of goods sold. During first six months ended July 2, 2005, the Company recorded approximately $0.1 million of amortization of excess purchase price allocated to inventory related to the acquisitions noted above as a non-cash charge to cost of goods sold.

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

Pro forma results related to these acquisitions have not been presented, as the effect of the historical results of these acquisitions is not significant to the Company’s consolidated operating results.

On July 18, 2006, the Company, through Linear, acquired the stock of Magenta Research, Ltd. (“Magenta”) for an initial purchase price of approximately $13.1 million (utilizing approximately $10.6 million of cash, of which approximately $10.0 million was borrowed under Nortek’s revolving credit facility, and issuing unsecured 6% subordinated notes totaling $2.5 million due July 2008) plus contingent consideration. Magenta is located in New Milford, CT and designs and sells products that distribute audio and video signals over Category 5 and fiber optic cable to multiple displays for dynamic signage applications.

The estimated total potential amount of contingent consideration that may be paid in the future for these acquisitions is approximately $116.8 million.

(D)        Operating results for the second quarter and first six months ended July 1, 2006 include a non-cash foreign exchange gain of approximately $0.2 million and $0.3 million, respectively, and the operating results for the second quarter and first six months ended July 2, 2005 include a non-cash foreign exchange loss of approximately $0.9 million and $1.4 million, respectively, related to intercompany debt not indefinitely invested in the Company’s subsidiaries. A portion of this expense has been allocated to the Company’s reporting segments for the second quarter and first six months ended July 2, 2005 (see Note E).

Operating results for the first six months ended July 2, 2005 includes a gain of approximately $1.4 million from the settlement of certain obligations of former subsidiaries (see Note G).

The Company recorded stock-based compensation charges in selling, general and administrative expense of approximately $0.1 million for each of the second quarters ended July 1, 2006 and July 2, 2005, respectively and approximately $0.2 million for each of the first six months ended July 1, 2006 and July 2, 2005, respectively, in accordance with SFAS No. 123 and SFAS No. 123R.

The Company has a management agreement with an affiliate of Thomas H. Lee Partners, L.P. providing for certain financial and strategic advisory and consultancy services. Nortek expensed approximately $0.6 million and $1.2 million for the second quarter and first six months ended July 1, 2006, respectively, and expensed approximately $0.5 million and $1.0 million for the second quarter and first six months ended July 2, 2005, respectively, related to this management agreement in the accompanying Unaudited Condensed Consolidated Statement of Operations.

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

Unaudited net sales, operating earnings and pre-tax earnings for the Company’s segments for the second quarter ended July 1, 2006 and July 2, 2005 were as follows:

	For the second quarter ended
	July 1, 2006	July 2, 2005
	(Dollar amounts in millions)

Net sales:
Residential ventilation products	$207.3	$202.6
Home technology products	115.1	76.4
Air conditioning and heating products	241.4	219.9
Consolidated net sales	$563.8	$498.9

Operating earnings:
Residential ventilation products (1)	$69.8	$30.9
Home technology products (2)	14.4	15.0
Air conditioning and heating products (3)	19.3	20.5
Subtotal	103.5	66.4
Unallocated:
Stock-based compensation charges	(0.1)	(0.1)
Foreign exchange gain (loss) on intercompany debt	0.2	(0.2)
Unallocated, net	(6.6)	(7.0)
Consolidated operating earnings	97.0	59.1
Interest expense	(28.0)	(25.1)
Investment income	0.5	0.3
Earnings before provision for income taxes	$69.5	$34.3

(1)
The operating results of the Residential Ventilation Products Segment for the second quarter ended July 1, 2006 include an approximate pre-tax $35.6 million curtailment gain related to post-retirement medical benefits and an approximate pre-tax $3.5 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note I). The operating results of the Residential Ventilation Products Segment for the second quarter ended July 2, 2005 include a non-cash foreign exchange loss of approximately $0.6 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)
The operating results of the Home Technology Products Segment for the second quarter ended July 1, 2006 include an increase in warranty expense of approximately $4.0 million related to a product safety upgrade.

(3)
The operating results of the Air Conditioning and Heating Products Segment for the second quarter ended July 2, 2005 include a non-cash foreign exchange loss of approximately $0.1 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Unaudited net sales, operating earnings and pre-tax earnings for the Company’s segments for the first six months ended July 1, 2006 and July 2, 2005 were as follows:

	For the first six months ended
	July 1, 2006	July 2, 2005
	(Dollar amounts in millions)

Net sales:
Residential ventilation products	$418.9	$399.7
Home technology products	222.6	140.3
Air conditioning and heating products	456.8	393.0
Consolidated net sales	$1,098.3	$933.0

Operating earnings:
Residential ventilation products (1)	$105.9	$57.8
Home technology products (2)	31.7	25.8
Air conditioning and heating products (3)	37.2	27.8
Subtotal	174.8	111.4
Unallocated:
Stock-based compensation charges	(0.2)	(0.2)
Foreign exchange gain (loss) on intercompany debt	0.3	(0.3)
Gain on legal settlement	---	1.4
Unallocated, net	(13.2)	(12.3)
Consolidated operating earnings	161.7	100.0
Interest expense	(56.0)	(49.4)
Investment income	1.2	0.7
Earnings before provision for income taxes	$106.9	$51.3

(1)
The operating results of the Residential Ventilation Products Segment for the first six months ended July 1, 2006 include an approximate pre-tax $35.6 million curtailment gain related to post-retirement medical benefits and an approximate pre-tax $3.5 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note I). The operating results of the Residential Ventilation Products Segment for the first six months ended July 2, 2005 include a non-cash foreign exchange loss of approximately $1.0 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)
The operating results of the Home Technology Products Segment for the first six months ended July 1, 2006 include an increase in warranty expense of approximately $4.0 million related to a product safety upgrade.

(3)
The operating results of the Air Conditioning and Heating Products Segment for the first six months ended July 2, 2005 include a non-cash foreign exchange loss of approximately $0.1 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Unaudited depreciation expense, amortization of intangible assets and purchase price allocated to inventory and capital expenditures for the Company’s segments for the second quarter ended July 1, 2006 and July 2, 2005 were as follows:
	For the second quarter ended
	July 1, 2006	July 2, 2005
	(Dollar amounts in millions)

Depreciation Expense:
Residential ventilation products	$3.3	$2.9
Home technology products	0.9	0.5
Air conditioning and heating products	3.8	3.2
Other	0.2	0.2
Consolidated depreciation expense	$8.2	$6.8

Amortization expense:
Residential ventilation products	$1.5	$2.0
Home technology products	2.3	1.5
Air conditioning and heating products (1)	3.9	0.8
Other	0.2	0.1
Consolidated amortization expense	$7.9	$4.4

Capital Expenditures:
Residential ventilation products	$4.8	$1.9
Home technology products	1.5	0.5
Air conditioning and heating products	4.3	4.8
Other	---	---
Consolidated capital expenditures	$10.6	$7.2

                           (1)     Includes amortization of approximately $2.1 million for the second quarter ended July 1, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

Unaudited depreciation expense, amortization of intangible assets and purchase price allocated to inventory and capital expenditures for the Company’s segments for the first six months ended July 1, 2006 and July 2, 2005 were as follows:

	For the first six months ended
	July 1, 2006	July 2, 2005
	(Dollar amounts in millions)

Depreciation Expense:
Residential ventilation products	$6.5	$5.8
Home technology products	1.8	1.0
Air conditioning and heating products	7.5	6.4
Other	0.3	0.4
Consolidated depreciation expense	$16.1	$13.6

Amortization expense:
Residential ventilation products	$3.0	$3.9
Home technology products (1)	4.4	3.4
Air conditioning and heating products (2)	4.5	1.6
Other	0.3	0.2
Consolidated amortization expense	$12.2	$9.1

Capital Expenditures:
Residential ventilation products	$9.4	$3.8
Home technology products	3.4	1.0
Air conditioning and heating products	9.8	7.7
Other	0.1	0.2
Consolidated capital expenditures	$22.7	$12.7

(1)
Includes amortization of approximately $0.1 million and $0.4 million for the first six months ended July 1, 2006 and July 2, 2005, respectively, of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(2)	Includes amortization of approximately $2.1 million for the first six months ended July 1, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(F)
The Company provides income taxes on an interim basis based upon the estimated annual effective income tax rate. The following reconciles the federal statutory income tax rate to the estimated effective tax rate of approximately 38.0% and 37.6% for the first six months ended July 1, 2006 and July 2, 2005:

	For the first six months ended
	July 1, 2006	July 2, 2005
Income tax provision at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
State income tax provision, net of federal income tax effect	1.6	2.0
Tax effect resulting from foreign activities	0.7	0.1
Non-deductible expenses	0.5	0.3
Other, net	0.2	0.2
Income tax provision at estimated effective rate	38.0%	37.6%

(G)        As of July 1, 2006, the Company’s former subsidiary, Ply Gem Industries, Inc. (“Ply Gem”), has guaranteed approximately $22.6 million of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001. The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has recorded an estimated liability related to this indemnified guarantee of approximately $0.9 million at July 1, 2006 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee. Should the buyer of the former subsidiary cease making payments then the Company may be required to make payments on its indemnification.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $11.9 million and $12.5 million at July 1, 2006 and December 31, 2005, respectively. Approximately $5.4 million of short-term liabilities and approximately $6.5 million of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheet at July 1, 2006 related to these indemnifications. In February 2005, the Company settled a portion of these obligations with a lump sum cash payment resulting in a reduction of approximately $1.4 million in such liabilities, which was recorded as income in the Company’s unaudited condensed consolidated statement of operations for the first six months ended July 2, 2005 (see Note D).

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

Changes in the Company’s unaudited combined short-term and long-term warranty liabilities during the second quarter ended July 1, 2006 and July 2, 2005 were as follows:

	For the second quarter ended
	July 1, 2006	July 2, 2005
	(Dollar amounts in millions)

Balance, beginning of period	$38.2	$30.8
Warranties provided during period	10.2	6.0
Settlements made during period	(5.8)	(4.9)
Changes in liability estimate, including acquisitions	0.8	0.1
Balance, end of period	$43.4	$32.0

Changes in the Company’s unaudited combined short-term and long-term warranty liabilities during the first six months ended July 1, 2006 and July 2, 2005 were as follows:

	For the first six months ended
	July 1, 2006	July 2, 2005
	(Dollar amounts in millions)

Balance, beginning of period	$34.8	$30.3
Warranties provided during period	17.5	10.4
Settlements made during period	(10.0)	(9.1)
Changes in liability estimate, including acquisitions	1.1	0.4
Balance, end of period	$43.4	$32.0

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

During August of 2004, the Company accrued approximately $3.4 million related to severance benefits for certain of the Company’s employees at its corporate office. It is expected that these severance benefits will be paid through August 2006.

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

	Employee Separation Expenses	Other		Total Restructuring Costs
	(Dollar amounts in millions)

Balance at December 31, 2004	$3.2	$	---	$3.2
Payments and asset write downs	(0.5)		---	(0.5)
Balance at April 2, 2005	2.7		---	2.7
Payments and asset write downs	(0.4)		---	(0.4)
Balance at July 2, 2005	$2.3	$	---	$2.3

Balance at December 31, 2005	$1.0		$0.3	$1.3
Payments and asset write downs	(0.4)		(0.2)	(0.6)
Other	---		(0.1)	(0.1)
Balance at April 1, 2006	0.6		---	0.6
Provision	---		0.5	0.5
Payments and asset write downs	(0.4)		(0.3)	(0.7)
Balance at July 1, 2006	$0.2		$0.2	$0.4

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

Pension and profit sharing expense charged to operations aggregated approximately $3.2 million for each of the second quarters ended July 1, 2006 and July 2, 2005, respectively, and aggregated approximately $5.5 million and $6.8 million for the first six months ended July 1, 2006 and July 2, 2005, respectively. The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. As previously disclosed in the Company’s latest annual report on Form 10-K as filed with the SEC, the Company expects to contribute approximately $13.3 million to its defined benefit pension plans in 2006. As of July 1, 2006, approximately $3.5 million of contributions have been made and it is estimated that approximately $7.3 million will be paid in the third quarter of 2006 and approximately $2.5 million will be paid in the fourth quarter of 2006.

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the second quarter ended July 1, 2006 and July 2, 2005 consists of the following components:

	For the second quarter ended
	July 1, 2006	July 2, 2005
	(Dollar amounts in millions)

Service cost	$0.3	$0.3
Interest cost	2.2	2.2
Expected return on plan assets	(2.2)	(2.1)
Net periodic benefit cost	$0.3	$0.4

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the first six months ended July 1, 2006 and July 2, 2005 consists of the following components:

	For the first six months ended
	July 1, 2006	July 2, 2005
	(Dollar amounts in millions)

Service cost	$0.6	$0.7
Interest cost	4.5	4.5
Expected return on plan assets	(4.5)	(4.3)
Net periodic benefit cost	$0.6	$0.9

The Company’s unaudited net periodic benefit cost for its post retirement health benefit plans for the second quarter ended July 1, 2006 and July 2, 2005 consists of the following components:

	For the second quarter ended
	July 1, 2006		July 2, 2005
	(Dollar amounts in millions)

Service cost	$	---	$0.1
Interest cost		0.2	0.6
Amortization of prior service cost		(0.4)	---
Curtailment gain		(35.6)	---
Net periodic post retirement health benefit (income) cost		$(35.8)	$0.7

The Company’s unaudited net periodic benefit cost for its post retirement health benefit plans for the first six months ended July 1, 2006 and July 2, 2005 consists of the following components:

	For the first six months ended
	July 1, 2006	July 2, 2005
	(Dollar amounts in millions)

Service cost	$0.1	$0.2
Interest cost	0.5	1.2
Amortization of prior service cost	(1.4)	---
Curtailment gain	(35.6)	---
Net periodic post retirement health benefit (income) cost	$(36.4)	$1.4

During 2005, the Company notified certain retirees that post retirement medical benefits would no longer be continued by the Company effective July 31, 2005. Such retirees were offered medical benefits through other means at their expense. This resulted in a negative plan amendment to the NuTone post retirement medical plan and the plan reflected a deferred actuarial gain of approximately $22.2 million which was being amortized into income by the Company through February 2011.

On June 8, 2005, the Company's collective bargaining agreement with the United Automobile Aerospace & Agricultural Implement Workers of America and its Local No. 2029 expired. That bargaining unit covered approximately 4.4% of the Company's employees (414 employees), which were located at the Cincinnati, OH location of the Company's subsidiary NuTone, Inc. On or about June 8, 2005, the Company presented its final proposal to the union bargaining committee but such proposal was not accepted by the union members. On July 16, 2005, the Company locked out the union employees at the NuTone Cincinnati, OH facility. On September 6, 2005, the Company notified the union bargaining committee that negotiations had reached an impasse and that it was unilaterally implementing the terms of its final offer. Among other things, this implemented final offer does not provide the NuTone union members with post retirement medical benefits. Subsequent to May 11, 2006, the union no longer had the right to appeal the Company's implementation of the final offer. Accordingly, this implemented final offer resulted in the Company recording a curtailment gain of approximately $35.6 million ($22.1 million, net of tax) in the second quarter of 2006 which includes approximately $18.1 million ($11.3 million, net of tax) of unamortized deferred actuarial gain related to the negative plan amendment discussed in the previous paragraph.

In late June 2006, the Company informed the union that the Company will close the manufacturing operations at the Cincinnati, OH facility on or about August 30, 2006. As a result of this planned closure, the Company recorded an approximate $3.5 million charge to operations (of which approximately $1.4 million is recorded in cost of goods sold and approximately $2.1 million is recorded in selling, general and administrative expense) consisting of severance of approximately $2.1 million, write-offs related to equipment sales and disposals of approximately $1.7 million offset by a curtailment gain on life insurance of approximately $0.3 million, within its Residential Ventilation Products segment.

On July 27, 2006 the union members ratified a Closedown Agreement providing for the closedown and permanent layoff of all bargaining unit employees employed at the NuTone plant effective August 30, 2006, and the release by the union of any claims it may have against the Company. That agreement provides for, among other matters, the payment of severance, which was recorded in the second quarter ended July 1, 2006, as provided under the terms of the implemented final offer and the payment of enhanced severance totaling up to $0.3 million to be recorded in the third quarter of 2006 relating to those employees executing a release of the Company for any claims, with the exception of claims related to vested pension, worker’s compensation and unemployment benefits.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. Based upon an analysis of plan provisions and prescription drug claims experience, it has been determined that the potential savings that the NuTone Retiree Medical Plan could realize as a result of the Act would not warrant the administrative cost necessary to recover the federal subsidy, accordingly the Company has not reflected any reduction in cost under FASB Staff Position No. FAS 106-2 as of July 1, 2006 or July 2, 2005.

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

Consolidating balance sheets related to the Company, its guarantor subsidiaries and non-guarantor subsidiaries as of July 1, 2006 and December 31, 2005 and the related consolidating statements of operations and cash flows for the three and six months ended July 1, 2006 and July 2, 2005 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

Unaudited Condensed Consolidating Balance Sheet
As of July 1, 2006

		Guarantor	Non-Guarantor			Nortek
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$10.2	$6.6	$38.1	$	---	$54.9
Accounts receivable, less allowances	---	251.1	79.1		---	330.2
Intercompany receivables (payables)	1.3	(5.7)	4.4		---	---
Inventories	---	243.7	53.8		---	297.5
Prepaid expenses	2.6	6.6	3.7		---	12.9
Other current assets	0.8	4.1	17.0		---	21.9
Prepaid income taxes	5.0	17.8	0.2		---	23.0
Total current assets	19.9	524.2	196.3		---	740.4
Property and Equipment, at Cost:
Total property and equipment, net	1.5	147.4	72.5		---	221.4
Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,916.3	(104.8)	(60.3)		(1,751.2)	---
Goodwill	---	1,361.5	25.5		---	1,387.0
Intangible assets, less accumulated amortization	1.1	120.7	23.1		---	144.9
Other assets	43.0	4.8	0.7		---	48.5
Total other long-term assets	1,960.4	1,382.2	(11.0)		(1,751.2)	1,580.4
Total assets	$1,981.8	$2,053.8	$257.8		$(1,751.2)	$2,542.2
LIABILITIES AND STOCKHOLDER'S INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$25.0	---	$8.5	$	---	$33.5
Current maturities of long-term debt	9.2	7.3	2.2		---	18.7
Accounts payable	1.5	131.0	73.0		---	205.5
Accrued expenses and taxes, net	16.9	151.6	45.1		---	213.6
Total current liabilities	52.6	289.9	128.8		---	471.3
Other Liabilities:
Deferred income taxes	(11.0)	26.2	15.5		---	30.7
Other long-term liabilities	72.1	51.2	12.3		---	135.6
	61.1	77.4	27.8		---	166.3
Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	1,325.7	25.8	10.7		---	1,362.2

Stockholder's investment	542.4	1,660.7	90.5		(1,751.2)	542.4
Total liabilities and stockholder's investment	$1,981.8	$2,053.8	$257.8		$(1,751.2)	$2,542.2

Unaudited Condensed Consolidating Balance Sheet
As of December 31, 2005
			Guarantor	Non-Guarantor			Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations		Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents		$57.2	$3.6	$16.4	$	---	$77.2
Accounts receivable, less allowances		---	204.0	68.2		---	272.2
Intercompany receivables (payables)		3.7	(4.7)	1.0		---	---
Inventories		---	199.2	43.1		---	242.3
Prepaid expenses		0.6	6.6	3.3		---	10.5
Other current assets		2.3	3.6	20.4		---	26.3
Prepaid income taxes		5.0	15.5	0.2		---	20.7
Total current assets		68.8	427.8	152.6		---	649.2
Property and Equipment, at Cost:
Total property and equipment, net		1.5	144.0	60.0		---	205.5
Other Long-term Assets:
Investment in subsidiaries and long-term
receivable from (to) subsidiaries		1,788.7	(67.2)	(55.7)		(1,665.8)	---
Goodwill		---	1,355.3	26.0		---	1,381.3
Intangible assets, less accumulated amortization		1.3	93.2	20.0		---	114.5
Long-term portion of receivable from affiliate		17.5	---	---		---	17.5
Other assets		43.6	3.9	1.1		---	48.6
Total other long-term assets		1,851.1	1,385.2	(8.6)		(1,665.8)	1,561.9
Total assets		$1,921.4	$1,957.0	$204.0		$(1,665.8)	$2,416.6
LIABILITIES AND STOCKHOLDER'S INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$	---	$ ---	$4.9	$	---	$4.9
Current maturities of long-term debt		8.8	4.9	1.1		---	14.8
Accounts payable		1.1	93.7	64.2		---	159.0
Accrued expenses and taxes, net		29.9	135.2	31.6		---	196.7
Total current liabilities		39.8	233.8	101.8		---	375.4
Other Liabilities:
Deferred income taxes		(11.0)	15.9	15.5		---	20.4
Other long-term liabilities		72.2	85.1	9.1		---	166.4
		61.2	101.0	24.6		---	186.8
Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities		1,320.1	29.1	4.9		---	1,354.1

Stockholder's investment		500.3	1,593.1	72.7		(1,665.8)	500.3
Total liabilities and stockholder's investment		$1,921.4	$1,957.0	$204.0		$(1,665.8)	$2,416.6

Unaudited Condensed Consolidating Statement of Operations
For the three months ended July 1, 2006

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$	---	$464.4	$138.3	$(38.9)	$563.8

Costs and expenses:
Costs of products sold		---	323.9	108.7	(38.9)	393.7
Selling, general and administrative expenses, net		6.3	78.1	18.5	---	102.9
Amortization of intangible assets		0.1	5.0	0.7	---	5.8
Gain from curtailment of post-retirement medical benefits		---	(35.6)	---	---	(35.6)
		6.4	371.4	127.9	(38.9)	466.8
Operating (loss) earnings		(6.4)	93.0	10.4	---	97.0
Interest expense		(27.2)	(0.5)	(0.3)	---	(28.0)
Investment income		0.4	---	0.1	---	0.5
(Loss) income before charges and allocations to subsidiaries and equity
in subsidiaries' earnings (loss) before income taxes		(33.2)	92.5	10.2	---	69.5
Charges and allocations to subsidiaries and equity in subsidiaries'
earnings (loss) before income taxes		102.7	(21.5)	0.1	(81.3)	---
Earnings (loss) before provision
(benefit) for income taxes		69.5	71.0	10.3	(81.3)	69.5
Provision (benefit) for income taxes		26.4	25.9	4.1	(30.0)	26.4
Net earnings (loss)		$43.1	$45.1	$6.2	$(51.3)	$43.1

Unaudited Condensed Consolidating Statement of Operations
For the three months ended July 2, 2005

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$	---	$415.3	$111.3	$(27.7)	$498.9

Costs and expenses:
Costs of products sold		---	287.7	90.4	(27.7)	350.4
Selling, general and administrative expenses, net		7.2	63.5	14.3	---	85.0
Amortization of intangible assets		0.1	3.8	0.5	---	4.4
		7.3	355.0	105.2	(27.7)	439.8
Operating (loss) earnings		(7.3)	60.3	6.1	---	59.1
Interest expense		(24.5)	(0.4)	(0.2)	---	(25.1)
Investment income		0.3	---	---	---	0.3
(Loss) income before charges and allocations to subsidiaries and equity
in subsidiaries' earnings (loss) before income taxes		(31.5)	59.9	5.9	---	34.3
Charges and allocations to subsidiaries and equity in subsidiaries'
earnings (loss) before income taxes		65.8	(12.1)	---	(53.7)	---
Earnings (loss) before provision
(benefit) for income taxes		34.3	47.8	5.9	(53.7)	34.3
Provision (benefit) for income taxes		13.0	17.2	2.2	(19.4)	13.0
Net earnings (loss)		$21.3	$30.6	$3.7	$(34.3)	$21.3

Unaudited Condensed Consolidating Statement of Operations
For the first six months ended July 1, 2006

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$	---	$907.3	$268.6	$(77.6)	$1,098.3

Costs and expenses:
Costs of products sold		---	627.6	214.2	(77.6)	764.2
Selling, general and administrative expenses, net		12.8	150.1	35.1	---	198.0
Amortization of intangible assets		0.3	8.5	1.2	---	10.0
Gain from curtailment of post-retirement medical benefits		---	(35.6)	---	---	(35.6)
		13.1	750.6	250.5	(77.6)	936.6
Operating (loss) earnings		(13.1)	156.7	18.1	---	161.7
Interest expense		(54.3)	(1.1)	(0.6)	---	(56.0)
Investment income		1.0	---	0.2	---	1.2
(Loss) income before charges and allocations to subsidiaries and equity
in subsidiaries' earnings (loss) before income taxes		(66.4)	155.6	17.7	---	106.9
Charges and allocations to subsidiaries and equity in subsidiaries'
earnings (loss) before income taxes		173.3	(34.2)	0.2	(139.3)	---
Earnings (loss) before provision (benefit) for income taxes		106.9	121.4	17.9	(139.3)	106.9
Provision (benefit) for income taxes		40.6	44.4	6.9	(51.3)	40.6
Net earnings (loss)		$66.3	$77.0	$11.0	$(88.0)	$66.3

Unaudited Condensed Consolidating Statement of Operations
For the first six months ended July 2, 2005

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$	---	$769.5	$214.5	$(51.0)	$933.0

Costs and expenses:
Costs of products sold		---	536.3	174.6	(51.0)	659.9
Selling, general and administrative expenses, net		11.1	123.4	29.9	---	164.4
Amortization of intangible assets		0.2	7.4	1.1	---	8.7
		11.3	667.1	205.6	(51.0)	833.0
Operating (loss) earnings		(11.3)	102.4	8.9	---	100.0
Interest expense		(48.2)	(0.9)	(0.3)	---	(49.4)
Investment income		0.7	---	---	---	0.7
(Loss) income before charges and allocations to subsidiaries and equity
in subsidiaries' earnings (loss) before income taxes		(58.8)	101.5	8.6	---	51.3
Charges and allocations to subsidiaries and equity in subsidiaries'
earnings (loss) before income taxes		110.1	(30.1)	(0.5)	(79.5)	---
Earnings (loss) before provision
(benefit) for income taxes		51.3	71.4	8.1	(79.5)	51.3
Provision (benefit) for income taxes		19.3	25.9	2.9	(28.8)	19.3
Net earnings (loss)		$32.0	$45.5	$5.2	$(50.7)	$32.0

Unaudited Condensed Consolidating Cash Flow Statement
For the first six months ended July 1, 2006

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(39.3)	$62.6	$34.7	$58.0
Cash Flows from investing activities:
Capital expenditures	(0.1)	(10.6)	(12.0)	(22.7)
Net cash paid for businesses acquired	---	(56.9)	---	(56.9)
Proceeds from the sale of property and equipment	1.9	0.6	0.1	2.6
Other, net	(0.9)	(1.4)	(0.3)	(2.6)
Net cash provided by (used in) investing activities	0.9	(68.3)	(12.2)	(79.6)
Cash Flows from financing activities:
Increase in borrowings	55.0	13.8	0.1	68.9
Payment of borrowings	(34.0)	(5.1)	(0.9)	(40.0)
Dividends	(28.1)	---	---	(28.1)
Other, net	(1.5)	---	---	(1.5)
Net cash (used in) provided by financing activities	(8.6)	8.7	(0.8)	(0.7)
Net (decrease) increase in unrestricted cash and cash equivalents	(47.0)	3.0	21.7	(22.3)
Unrestricted cash and cash equivalents at the beginning of the period	57.2	3.6	16.4	77.2
Unrestricted cash and cash equivalents at the end of the period	$10.2	$6.6	$38.1	$54.9

Unaudited Condensed Consolidating Cash Flow Statement
For the first six months ended July 2, 2005

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(9.4)	$16.8	$(4.2)	$3.2
Cash Flows from investing activities:
Capital expenditures	(0.2)	(6.5)	(2.5)	(9.2)
Net cash paid for businesses acquired	---	(13.4)	---	(13.4)
Proceeds from the sale of property and equipment	---	6.1	---	6.1
Change in restricted cash and marketable securities	---	(0.3)	---	(0.3)
Other, net	---	(0.8)	(0.1)	(0.9)
Net cash used in investing activities	(0.2)	(14.9)	(2.6)	(17.7)
Cash Flows from financing activities:
Increase in borrowings	---	---	4.9	4.9
Payment of borrowings	(7.0)	(1.0)	(2.9)	(10.9)
Other, net	(0.2)	---	---	(0.2)
Net cash (used in) provided by financing activities	(7.2)	(1.0)	2.0	(6.2)
Net (decrease) increase in unrestricted cash and cash equivalents	(16.8)	0.9	(4.8)	(20.7)
Unrestricted cash and cash equivalents at the beginning of the period	76.6	2.3	16.1	95.0
Unrestricted cash and cash equivalents at the end of the period	$59.8	$3.2	$11.3	$74.3

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 1, 2006
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2005

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Nortek, Inc., together with its wholly-owned subsidiaries, is a leading diversified manufacturer of innovative, branded residential and commercial products, operating within three reporting segments: the Residential Ventilation Products segment, the Home Technology Products segment and the Air Conditioning and Heating Products segment. In the results of operations presented below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense not allocated to the segments. Through its reporting segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the professional remodeling and replacement markets, the residential and commercial construction markets, the manufactured housing market and the do-it-yourself (“DIY”) market. As used in this report, the terms “Company” and “Nortek” refer to Nortek, Inc., together with its subsidiaries, unless the context indicates otherwise. Such terms as “Company” and “Nortek” are used for convenience only and are not intended as a precise description of any of the separate corporations, each of which manages its own affairs.

During 2005, the Company changed the composition of its reporting segments to reflect the Home Technology Products segment separately. In accordance with Statement of Financial Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has restated prior period segment disclosures to conform to the new composition.

The Residential Ventilation Products (“RVP”) segment manufactures and sells room and whole house ventilation products and other products primarily for the professional remodeling and replacement markets, the residential new construction market and the DIY market. The principal products sold by this segment include:

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

The Air Conditioning and Heating Products (“HVAC”) segment manufactures and sells heating, ventilating and air conditioning systems for site-built residential and manufactured housing structures, custom-designed commercial applications and standard light commercial products. The principal products sold by this segment are:

•	split system air conditioners and heat pumps,
•	furnaces and related equipment,
•	air handlers, and
•	large custom roof top cooling and heating products.

Acquisitions

The Company has made the following acquisitions since January 1, 2005:

Acquired Company	Date of Acquisition	Primary Business of Acquired Company	Reporting Segment

Magenta Research, Ltd.	July 18, 2006	Design and sale of products that distribute audio and video signals over Category 5 and fiber optic cable to multiple displays for dynamic signage applications.	HTP

Secure Wireless, Inc.	June 26, 2006	Design and sale of wireless security products for the residential and commercial markets.	HTP

Advanced Bridging Technologies, Inc.	June 26, 2006	Design and sale of innovative radio frequency control products and accessories.	HTP

Huntair, Inc.	April 14, 2006	Design, manufacture and sale of custom air handlers and related products for commercial and clean room applications.	HVAC

Cleanpak International, LLC	April 14, 2006	Design, manufacture and sale of custom air handlers and related products for commercial and clean room applications.	HVAC

Furman Sound, Inc.	February 22, 2006	Design and sale of audio and video signal processors and innovative power conditioning and surge protection products.	HTP

Mammoth (Zhejiang) EG Air Conditioning Ltd. (1)	January 25, 2006	Design, manufacture and sale of commercial HVAC products, including water source heat pumps.	HVAC

Shanghai Mammoth Air Conditioning Co., Ltd. (1)	January 25, 2006	Design, manufacture and sale of commercial HVAC products, including water source heat pumps.	HVAC

GTO, Inc.	December 9, 2005	Design, manufacture and sale of automatic electric gate openers and access control devices to enhance the security and convenience of both residential and commercial property fences.	HTP

Sunfire Corporation	August 26, 2005	Design, manufacture and sale of home audio and home cinema amplifiers, receivers and subwoofers.	HTP

Imerge Limited	August 8, 2005	Design and sale of hard disk media players and multi-room audio servers.	HTP

Niles Audio Corporation	July 15, 2005	Design, manufacture and sale of whole-house audio/video distribution equipment, including speakers, receivers, amplifiers automation devices, controls and accessories.	HTP

International Marketing Supply, Inc.	June 13, 2005	Sale of heating, ventilation and air conditioning equipment to customers in Latin America and the Caribbean.	HVAC

Panamax	April 26, 2005	Design and sale of innovative power conditioning and surge protection products that prevent loss or damage of home and small business equipment due to power disturbances.	HTP

        (1) Increase in ownership to 60%

These acquisitions have been accounted for under the purchase method of accounting and accordingly, the results of these acquisitions are included in the Company’s unaudited condensed consolidated results since the date of their acquisition.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Unaudited Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates. The Company’s critical accounting policies include:

•	Revenue Recognition and Related Expenses
•	Inventory Valuation
•	Prepaid Income Tax Assets and Deferred Tax Liabilities
•	Goodwill, Intangible Assets and Other Long-Lived Assets
•	Pensions and Post Retirement Health Benefits
•	Insurance Liabilities, and
•	Contingencies

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

Results of Operations

The tables that follow present the unaudited net sales, operating earnings and depreciation and amortization expense for the Company’s reporting segments for the second quarter ended July 1, 2006 and July 2, 2005, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the second quarter ended July 1, 2006 and July 2, 2005:

			Change in the Second Quarter
			2006 as Compared to
	For the Second Quarter Ended		the Second Quarter 2005
	July 1, 2006	July 2, 2005	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$207.3	$202.6	$4.7	2.3%
Home technology products	115.1	76.4	38.7	50.7
Air conditioning and heating products	241.4	219.9	21.5	9.8
Consolidated net sales	$563.8	$498.9	$64.9	13.0%

Operating earnings:
Residential ventilation products (1)	$69.8	$30.9	$38.9	* %
Home technology products (2)	14.4	15.0	(0.6)	(4.0)
Air conditioning and heating products	19.3	20.5	(1.2)	(5.9)
Subtotal	103.5	66.4	37.1	55.9
Unallocated:
Stock-based compensation charges	(0.1)	(0.1)	---	---
Foreign exchange gain (loss) on intercompany debt	0.2	(0.2)	0.4	*
Unallocated, net	(6.6)	(7.0)	0.4	5.7
Consolidated operating earnings	$97.0	$59.1	$37.9	64.1%

Depreciation and amortization expense:
Residential ventilation products	$4.8	$4.9	$(0.1)	(2.0)%
Home technology products	3.2	2.0	1.2	60.0
Air conditioning and heating products (3)	7.7	4.0	3.7	92.5
Unallocated	0.4	0.3	0.1	33.3
	$16.1	$11.2	$4.9	43.8%

Operating earnings margin:
Residential ventilation products (1)	33.7%	15.3%
Home technology products (2)	12.5	19.6
Air conditioning and heating products	8.0	9.3
Consolidated	17.2%	11.8%

Depreciation and amortization expense as a % of net sales:
Residential ventilation products	2.3%	2.4%
Home technology products	2.8	2.6
Air conditioning and heating products (3)	3.2	1.8
Consolidated	2.9%	2.2%

(1)
The operating results of the Residential Ventilation Products Segment for the second quarter ended July 1, 2006 include an approximate pre-tax $35.6 million curtailment gain related to post-retirement medical benefits and an approximate pre-tax $3.5 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note I of the Notes to the Unaudited Financial Statements included elsewhere herein).

(2)  The operating results of the Home Technology Products Segment for the second quarter ended July 1, 2006 include an increase in warranty expense of approximately $4.0 million related to a product safety upgrade.

(3)	Includes amortization of approximately $2.1 million for the second quarter ended July 1, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

* not meaningful

The tables that follow present the unaudited net sales, operating earnings and depreciation and amortization expense for the Company’s reporting segments for the first six months ended July 1, 2006 and July 2, 2005, the dollar amount and percentage change of such results as compared to the prior comparable period and the percentage to net sales of operating earnings and depreciation and amortization expense for the first six months ended July 1, 2006 and July 2, 2005:

			Change in the First Six
			Months 2006 as Compared to
	For the First Six Months Ended		the First Six Months 2005
	July 1, 2006	July 2, 2005	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$418.9	$399.7	$19.2	4.8%
Home technology products	222.6	140.3	82.3	58.7
Air conditioning and heating products	456.8	393.0	63.8	16.2
Consolidated net sales	$1,098.3	$933.0	$165.3	17.7%

Operating earnings:
Residential ventilation products (1)	$105.9	$57.8	$48.1	83.2%
Home technology products (2)	31.7	25.8	5.9	22.9
Air conditioning and heating products	37.2	27.8	9.4	33.8
Subtotal	174.8	111.4	63.4	56.9
Unallocated:
Stock-based compensation charges	(0.2)	(0.2)	---	---
Foreign exchange gain (loss) on intercompany debt	0.3	(0.3)	0.6	*
Gain on legal settlement	---	1.4	(1.4)	(100.0)
Unallocated, net	(13.2)	(12.3)	(0.9)	(7.3)
Consolidated operating earnings	$161.7	$100.0	$61.7	61.7%

Depreciation and amortization expense:
Residential ventilation products	$9.5	$9.7	$(0.2)	(2.1)%
Home technology products (3)	6.2	4.4	1.8	40.9
Air conditioning and heating products (3)	12.0	8.0	4.0	50.0
Unallocated	0.6	0.6	---	---
	$28.3	$22.7	$5.6	24.7%

Operating earnings margin:
Residential ventilation products (1)	25.3%	14.5%
Home technology products (2)	14.2	18.4
Air conditioning and heating products	8.1	7.1
Consolidated	14.7%	10.7%

Depreciation and amortization expense as a % of net sales:
Residential ventilation products	2.3%	2.4%
Home technology products (3)	2.8	3.1
Air conditioning and heating products (3)	2.6	2.0
Consolidated	2.6%	2.4%

(1)
The operating results of the Residential Ventilation Products Segment for the first six months ended July 1, 2006 include an approximate pre-tax $35.6 million curtailment gain related to post-retirement medical benefits and an approximate pre-tax $3.5 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note I of the Notes to the Unaudited Financial Statements included elsewhere herein).

(2)

The operating results of the Home Technology Products Segment for the first six months ended July 1, 2006 include an increase in warranty expense of approximately $4.0 million related to a product safety upgrade.

      (3)  In the Home Technology Products Segment, includes amortization of approximately $0.1 million and $0.4 million for the first six months ended July 1, 2006 and July 2, 2005, respectively, of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold. In the Air Conditioning and Heating Products Segment, includes amortization of approximately $2.1 million for the first six months ended July 1, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

   *  not meaningful

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period as it relates to net earnings. The results of operations for the second quarter ended July 1, 2006 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in Earnings in
			the Second Quarter 2006
			as Compared to the
	For the Second Quarter Ended		Second Quarter 2005
	July 1, 2006	July 2, 2005	$	%
	(Dollar amounts in millions)

Net sales	$563.8	$498.9	$64.9	13.0%
Cost of products sold	393.7	350.4	(43.3)	(12.4)
Selling, general and administrative expenses, net	102.9	85.0	(17.9)	(21.1)
Amortization of intangible assets	5.8	4.4	(1.4)	(31.8)
Gain from curtailment of post-retirement medical benefits	(35.6)	---	35.6	*
Operating earnings	97.0	59.1	37.9	64.1
Interest expense	(28.0)	(25.1)	(2.9)	(11.6)
Investment income	0.5	0.3	0.2	66.7
Earnings before provision for income taxes	69.5	34.3	35.2	*
Provision for income taxes	26.4	13.0	(13.4)	*
Net earnings	$43.1	$21.3	$21.8	* %

			Change in Percentage for
	Percentage of Net Sales		the Second Quarter 2006
	Second Quarter Ended		as Compared to the
	July 1, 2006	July 2, 2005	Second Quarter 2005

Net sales	100.0%	100.0%	---%
Cost of products sold	69.8	70.2	0.4
Selling, general and administrative expenses, net	18.3	17.1	(1.2)
Amortization of intangible assets	1.0	0.9	(0.1)
Gain from curtailment of post-retirement medical benefits	(6.3)	---	6.3
Operating earnings	17.2	11.8	5.4
Interest expense	(5.0)	(5.0)	---
Investment income	0.1	0.1	---
Earnings before provision for income taxes	12.3	6.9	5.4
Provision for income taxes	4.7	2.6	(2.1)
Net earnings	7.6%	4.3%	3.3%

        * not meaningful

The tables that follow set forth, for the periods presented, (a) certain unaudited consolidated operating results, (b) the change in the amount and the percentage change of such results as compared to the prior comparable period, (c) the percentage which such results bear to net sales, and (d) the change of such percentages as compared to the prior comparable period as it relates to net earnings. The results of operations for the first six months ended July 1, 2006 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in Earnings in
			the First Six Months 2006
			as Compared to the
	For the First Six Months Ended		First Six Months 2005
	July 1, 2006	July 2, 2005	$	%
	(Dollar amounts in millions)

Net sales	$1,098.3	$933.0	$165.3	17.7%
Cost of products sold	764.2	659.9	(104.3)	(15.8)
Selling, general and administrative expenses, net	198.0	164.4	(33.6)	(20.4)
Amortization of intangible assets	10.0	8.7	(1.3)	(14.9)
Gain from curtailment of post-retirement medical benefits	(35.6)	---	35.6	*
Operating earnings	161.7	100.0	61.7	61.7
Interest expense	(56.0)	(49.4)	(6.6)	(13.4)
Investment income	1.2	0.7	0.5	71.4
Earnings before provision for income taxes	106.9	51.3	55.6	*
Provision for income taxes	40.6	19.3	(21.3)	*
Net earnings	$66.3	$32.0	$34.3	* %

			Change in Percentage for
	Percentage of Net Sales		the First Six Months 2006
	First Six Months Ended		as Compared to the
	July 1, 2006	July 2, 2005	First Six Months 2005

Net sales	100.0%	100.0%	---%
Cost of products sold	69.6	70.7	1.1
Selling, general and administrative expenses, net	18.0	17.6	(0.4)
Amortization of intangible assets	0.9	1.0	0.1
Gain from curtailment of post-retirement medical benefits	(3.2)	---	3.2
Operating earnings	14.7	10.7	4.0
Interest expense	(5.1)	(5.3)	0.2
Investment income	0.1	0.1	---
Earnings before provision for income taxes	9.7	5.5	4.2
Provision for income taxes	3.7	2.1	(1.6)
Net earnings	6.0%	3.4%	2.6%

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

Net Sales. Consolidated net sales increased approximately $64.9 million or 13.0% for the second quarter of 2006 as compared to the second quarter of 2005 and increased approximately $165.3 million or 17.7% for the first six months of 2006 as compared to the first six months of 2005 as discussed further in the following paragraphs.

In the RVP segment, net sales increased approximately $4.7 million or 2.3% for the second quarter of 2006 as compared to the second quarter of 2005 and increased approximately $19.2 million or 4.8% for the first six months of 2006 as compared to the first six months of 2005. Net sales in the RVP segment for the second quarter and first six months of 2006 reflect an increase of approximately $3.2 million and $1.7 million, respectively, attributable to the effect of changes in foreign currency exchange rates.

The increase in net sales in the RVP segment for the second quarter and first six months of 2006 as compared to the second quarter and first six months of 2005 was primarily due to higher average unit sales prices of range hoods and bath fans and sales volume of range hoods, in part, from the sale of new products with higher price points. Range hoods and bathroom exhaust fans are the largest product category sold in the RVP segment, accounting for approximately 84.1% and 84.8% of total segment net sales in the second quarter and first six months of 2006, respectively. Sales of range hoods and bathroom exhaust fans increased approximately 1.4% in the second quarter of 2006 over the second quarter of 2005 and increased approximately 4.7% in the first six months of 2006 over the first six months of 2005.

In the HTP segment, net sales increased approximately $38.7 million or 50.7% for the second quarter of 2006 as compared to the second quarter of 2005 and increased approximately $82.3 million or 58.7% for the first six months of 2006 as compared to the first six months of 2005. The increase in net sales in the HTP segment for the second quarter and first six months of 2006 includes approximately $27.7 million and $54.0 million, respectively, attributable to acquisitions and the balance of the increase is predominately due to increased sales volume of audio and video distribution equipment, speakers and access control devices.

In the HVAC segment, net sales increased approximately $21.5 million or 9.8% for the second quarter of 2006 as compared to the second quarter of 2005 and increased approximately $63.8 million or 16.2% for the first six months of 2006 as compared to the first six months of 2005. Net sales in the HVAC segment for the second quarter and first six months of 2006 include (1) an increase of approximately $23.4 million and $28.6 million, respectively, attributable to acquisitions and (2) an increase of approximately $1.1 million and $0.8 million, respectively, attributable to the effect of changes in foreign currency exchange rates. Net sales in the HVAC segment for HVAC products sold to residential site-built customers constituted the largest category of product sold to a particular group of customers within the HVAC segment. Sales of products to residential site-built customers increased approximately 6.2% over the second quarter of 2005 and increased approximately 22.9% over the first six months of 2005. The increase in net sales in the HVAC segment for the second quarter and first six months of 2006 as compared to the second quarter and first six months of 2005 also includes the effect of higher average sales prices of products with a rating of 13 SEER or higher sold to residential site-built and manufactured housing customers, partially offset by lower sales volume particularly in the second quarter of 2006. The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 4.7% and 6.3% of the Company’s consolidated net sales for the second quarters of 2006 and 2005, respectively, and constituted approximately 5.5% and 6.3% of the Company’s consolidated net sales for the first six months of 2006 and 2005, respectively. Sales of the Company’s commercial HVAC products, before considering the effect of foreign exchange and acquisitions, were down in the second quarter and first six months of 2006 as compared to the same periods in 2005.

Foreign net sales, which are attributed based on the location of the Company’s subsidiary responsible for the sale, were approximately 19.2% and 17.7% of consolidated net sales for the second quarters of 2006 and 2005, respectively, and were approximately 18.9% and 18.5% of consolidated net sales for the first six months of 2006 and 2005, respectively. Net sales from the Company’s Canadian subsidiaries were approximately 7.8% and 7.6% of consolidated net sales for the second quarters of 2006 and 2005, respectively, and were approximately 8.1% and 7.8% of consolidated net sales for the first six months of 2006 and 2005, respectively. Net sales from the Company’s Canadian subsidiaries include net sales from the Company’s RVP and HVAC segments. Net sales from the Company’s European subsidiaries were approximately 9.6% and 10.0% of consolidated net sales for the second quarters of 2006 and 2005, respectively, and were approximately 9.3% and 10.7% of consolidated net sales for the first six months of 2006 and 2005, respectively. Net sales from the Company’s European subsidiaries include net sales from the Company’s RVP and HVAC segments and to a lesser extent the Company’s HTP segment in the second quarter and first six months of 2006.

Cost of Products Sold. Consolidated cost of products sold was approximately $393.7 million for the second quarter of 2006 as compared to approximately $350.4 million for the second quarter of 2005 and was approximately $764.2 million for the first six months of 2006 as compared to approximately $659.9 million for the first six months of 2005. Cost of products sold, as a percentage of net sales, decreased from approximately 70.2% in the second quarter of 2005 to approximately 69.8% for the second quarter of 2006 and decreased from approximately 70.7% in the first six months of 2005 to approximately 69.6% for the first six months of 2006, primarily as a result of the factors that follow.

Overall, consolidated material costs were approximately 44.7% and 45.5% of net sales for the second quarters of 2006 and 2005, respectively, and approximately 44.3% and 45.2% of net sales for the first six months of 2006 and 2005, respectively. Although the Company continued to experience higher material costs related primarily to purchases of steel, copper and aluminum, as well as increased transportation and energy costs, these cost increases were offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases.

As noted in the previous paragraph, during the second quarter and first six months of 2006, the Company experienced an increase in freight costs due primarily to increased sales volume and rising energy prices. This increase was partially offset by favorable shipping rates for lower cost “full truckload” shipments and higher dollars per shipment based on the increased volumes, as well as cost reduction measures, thereby reducing the overall effect on cost of goods sold as a percentage of net sales.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

In the RVP segment, cost of products sold for the second quarter of 2006 was approximately $139.9 million, or 67.5% as a percentage of the RVP segment’s net sales, as compared to approximately $138.3 million, or 68.3% as a percentage of the RVP segment’s net sales, in the second quarter of 2005. In the RVP segment, cost of products sold for the first six months of 2006 was approximately $284.5 million, or 67.9% as a percentage of the RVP segment’s net sales, as compared to approximately $274.9 million, or 68.8% as a percentage of the RVP segment’s net sales, in the first six months of 2005. The decrease in the percentage of cost of products sold to net sales for the second quarter and first six months of 2006 over the same periods of 2005 reflects the effect of higher average unit sales prices without a proportionate increase in costs. Cost of products sold in the RVP segment for the second quarter and first six months of 2006 includes (1) an increase of approximately $1.9 million and $0.5 million, respectively, related to the effect of changes in foreign currency exchange rates and (2) approximately $1.4 million of severance charges recorded in the second quarter of 2006 related to the planned closure of the Company’s NuTone facility (see Note I of the Notes to the Unaudited Financial Statements included elsewhere herein).

In the HTP segment, cost of products sold for the second quarter of 2006 was approximately $65.0 million, or 56.5% as a percentage of the HTP segment’s net sales, as compared to approximately $39.9 million, or 52.2% as a percentage of the HTP segment’s net sales, in the second quarter of 2005. In the HTP segment, cost of products sold for the first six months of 2006 was approximately $121.7 million, or 54.7% as a percentage of the HTP segment’s net sales, as compared to approximately $73.5 million, or 52.4% as a percentage of the HTP segment’s net sales, in the first six months of 2005. The increase in the percentage of cost of products sold to net sales for the second quarter and first six months of 2006 over the same periods of 2005 reflects increased warranty expense of approximately $4.0 million related to a product safety upgrade and higher material costs of acquired businesses as compared to the businesses in the HTP segment prior to the acquisitions. Cost of products sold in the HTP segment for the second quarter and first six months of 2006 reflects approximately $14.5 million and $29.6 million, respectively, of cost of products sold contributed from acquisitions, including a non-cash charge of approximately $0.1 million in the first six months of 2006, related to the amortization of purchase price allocated to inventory. Cost of products sold in the HTP segment for the first six months of 2005 includes (1) a non-cash charge of approximately $0.3 million related to the amortization of purchase price allocated to inventory as a result of the acquisition of Nortek, Inc. by affiliates of Thomas H. Lee Partners L.P. and (2) a non-cash charge of approximately $0.1 million related to the amortization of purchase price allocated to inventory as a result of an acquisition.

In the HVAC segment, cost of products sold for the second quarter of 2006 was approximately $188.8 million, or 78.2% as a percentage of the HVAC segment’s net sales, as compared to approximately $172.2 million, or 78.3% as a percentage of the HVAC segment’s net sales, for the second quarter of 2005. In the HVAC segment, cost of products sold for the first six months of 2006 was approximately $358.0 million, or 78.4% as a percentage of the HVAC segment’s net sales, as compared to approximately $311.5 million, or 79.3% as a percentage of the HVAC segment’s net sales, in the first six months of 2005. The decrease in cost of products sold as a percentage of net sales for the second quarter and first six months of 2006 over the same periods of 2005 reflects the effect of increased average unit sales prices, partially offset by increased amortization of excess purchase price allocated to inventory and higher material costs related primarily to purchases of steel, copper and aluminum. Cost of products sold in the HVAC segment in the second quarter and first six months of 2006 includes (1) an increase of approximately $19.8 million and $23.9 million, respectively, attributable to acquisitions in the HVAC segment, including a non-cash charge of approximately $2.1 million related to the amortization of purchase price allocated to inventory and (2) an increase of approximately $1.0 million and $0.7 million, respectively, related to the effect of changes in foreign currency exchange rates.

Selling, General and Administrative Expense. Consolidated selling, general and administrative expense (“SG&A”) was approximately $102.9 million for the second quarter of 2006 as compared to approximately $85.0 million for the second quarter of 2005 and was approximately $198.0 million for the first six months of 2006 as compared to approximately $164.4 million for the first six months of 2005. SG&A as a percentage of net sales increased from approximately 17.1% for the second quarter of 2005 to approximately 18.3% for the second quarter of 2006 and increased from approximately 17.6% for the first six months of 2005 to approximately 18.0% for the first six months of 2006. These increases in SG&A as a percentage of net sales are principally due to acquisitions, as well as, sales growth and increased SG&A of existing businesses in the HTP segment which have a higher percentage of SG&A to net sales than the Company’s other segments, partially offset by an increase in net sales in the HVAC segment of products sold to residential customers due to higher average sales prices of products with a rating of 13 SEER or higher without a proportionate increase in expense.

SG&A for the second quarter and first six months of 2006 includes (1) approximately $13.1 million and $24.6 million, respectively, from acquisitions in the HTP segment and the HVAC segment, (2) a decrease of approximately $2.0 million and $3.7 million, respectively, of displays expense in the RVP segment, (3) an increase of approximately $0.9 million (of which approximately $0.7 million is included in the RVP segment and approximately $0.2 million is included in the HVAC segment) and $0.7 million (all of which is included in the RVP segment), respectively, related to the effect of changes in foreign currency exchange rates, (4) approximately $2.1 million of severance, equipment write-offs and other charges recorded in the second quarter of 2006 related to the planned closure of the Company’s NuTone facility within the RVP segment (see Note I of the Notes to the Unaudited Financial Statements included elsewhere herein), (5) a non-cash foreign exchange gain of approximately $0.2 million and $0.3 million, respectively, all of which is included in Unallocated, related to intercompany debt not indefinitely invested in the Company’s subsidiaries and (6) approximately $0.1 million and $0.2 million, respectively, of stock-based compensation expense, all of which is recorded in Unallocated.

SG&A for the second quarter and first six months of 2005 includes (1) approximately $0.1 million and $0.2 million, respectively, of stock-based compensation expense, all of which is recorded in Unallocated, (2) a non-cash foreign exchange loss of approximately $0.9 million and $1.4 million, respectively, related to intercompany debt not indefinitely invested in the Company’s subsidiaries, of which approximately $0.6 million and $1.0 million, respectively, is recorded in the RVP segment and approximately $0.1 million is included in the HVAC segment, and (3) a gain of approximately $1.4 million, all of which is recorded in Unallocated, from the settlement of certain obligations of former subsidiaries recorded in the first six months of 2005 (see Notes D and G of the Notes to the Unaudited Financial Statements included elsewhere herein).

Amortization of Intangible Assets. Amortization of intangible assets, as a percentage of net sales, increased from approximately 0.9% in the second quarter of 2005 to approximately 1.0% in the second quarter of 2006 and decreased from approximately 1.0% for the first six months of 2005 to approximately 0.9% in the first six months of 2006. These changes are principally due to higher amortization expense in prior years as a result of accelerated amortization methods, partially offset by increased amortization of intangible assets, particularly in the second quarter of 2006, in the HTP and HVAC segments.

Gain from Curtailment of Post-retirement Medical Benefits. During the second quarter and first six months of 2006, the Company’s RVP segment recorded a curtailment gain of approximately $35.6 million related to post-retirement medical benefits (see Note I of the Notes to the Unaudited Financial Statements included elsewhere herein).

Depreciation Expense. Depreciation expense increased approximately $1.4 million from approximately $6.8 million for the second quarter of 2005 to approximately $8.2 million for the second quarter of 2006 and increased approximately $2.5 million from approximately $13.6 million for the first six months of 2005 to approximately $16.1 million for the first six months of 2006. This increase is primarily attributable to the impact of capital expenditures, as well as acquisitions (which represented approximately $0.7 million of the increase for the second quarter of 2006 and approximately $1.1 million of the increase for the first six months of 2006).

Operating Earnings. Consolidated operating earnings improved by approximately $37.9 million from approximately $59.1 million, or 11.8% as a percentage of net sales, for the second quarter of 2005 to approximately $97.0 million, or 17.2% as a percentage of net sales, for the second quarter of 2006 and improved by approximately $61.7 million from approximately $100.0 million, or 10.7% as a percentage of net sales, for the first six months of 2005 to approximately $161.7 million, or 14.7% as a percentage of net sales, for the first six months of 2006. The increase in consolidated operating earnings for the second quarter and first six months of 2006 is primarily due to the factors discussed above and that follow.

Operating earnings of the RVP segment for the second quarter of 2006 were approximately $69.8 million as compared to approximately $30.9 million for the second quarter of 2005. Operating earnings of the RVP segment for the first six months of 2006 were approximately $105.9 million as compared to approximately $57.8 million for the first six months of 2005. Operating earnings in the RVP segment for the second quarter and first six months of 2006 improved over the same periods in 2005 primarily as a result of the $35.6 million gain from curtailment of post-retirement medical benefits and as a result of higher average unit sales prices of range hoods and bath fans and sales volume of range hoods, partially offset by higher material costs. Operating earnings of the RVP segment for the second quarter and first six months of 2006 as compared to the same periods of 2005 reflects (1) a curtailment gain of post-retirement medical benefits of approximately $35.6 million recorded in the second quarter of 2006, (2) approximately $3.5 million of severance, equipment write-offs and other charges recorded in the second quarter of 2006 related to the planned closure of the Company’s NuTone facility (see Note I of the Notes to the Unaudited Financial Statements included elsewhere herein), (3) a decrease of approximately $2.0 million and $3.7 million, respectively, of displays expense, (4) an increase in earnings of approximately $0.6 million and $0.5 million, respectively, from the effect of foreign currency exchange rates and (5) approximately $0.4 million and $0.7 million, respectively, of increased depreciation expense of property and equipment and approximately $0.5 million and $0.9 million, respectively, of decreased amortization of intangible assets. Operating earnings of the RVP segment for the second quarter and first six months of 2005 reflects a non-cash foreign exchange loss of approximately $0.6 million and $1.0 million, respectively, related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Operating earnings of the HTP segment for the second quarter of 2006 were approximately $14.4 million as compared to approximately $15.0 million for the second quarter of 2005. Operating earnings of the HTP segment for the first six months of 2006 were approximately $31.7 million as compared to approximately $25.8 million for the first six months of 2005. The increase in operating earnings in the HTP segment in the first six months of 2006 over the same period in 2005 is primarily a result of acquisitions, increased net sales volume of audio and video distribution equipment, speakers and access control devices offset by higher cost of products sold in the second quarter due to approximately $4.0 million of increased warranty expense as noted above. Operating earnings of the HTP segment for the second quarter and first six months of 2006 also reflects (1) approximately $3.5 million and $4.2 million, respectively, of operating earnings contributed by acquisitions, (2) approximately $0.4 million and $0.8 million, respectively, of increased depreciation expense of property and equipment and approximately $0.8 million and $1.3 million, respectively, of increased amortization of intangible assets, primarily attributable to acquisitions, which is included in the impact of acquisitions noted above and (3) a non-cash charge of approximately $0.1 million for the first six months of 2006, all of which is included in the impact of acquisitions noted above, related to the amortization of purchase price allocated to inventory. Operating earnings of the HTP segment for the first six months of 2005 reflects (1) a non-cash charge of approximately $0.3 million related to the amortization of purchase price allocated to inventory as a result of the acquisition of Nortek, Inc. by affiliates of Thomas H. Lee Partners, L.P. and (2) a non-cash charge of approximately $0.1 million related to the amortization of purchase price allocated to inventory as a result of an acquisition.

Operating earnings of the HVAC segment were approximately $19.3 million for the second quarter of 2006 as compared to approximately $20.5 million for the second quarter of 2005. Operating earnings of the HVAC segment were approximately $37.2 million for the first six months of 2006 as compared to approximately $27.8 million for the first six months of 2005. Operating earnings in the HVAC segment for the first six months of 2006 improved over the same period in 2005 as a result of higher average sales prices of products with a rating of 13 SEER or higher sold to residential site-built and manufactured housing customers and increased sales volume of products with a rating lower than 13 SEER in the first quarter of 2006. The effect on earnings of improved manufacturing efficiencies and increased average sales prices, which were partially driven by the change in the minimum SEER rating to 13 SEER on January 23, 2006, was partially offset by higher material costs within the entire HVAC segment. Operating earnings of the HVAC segment for the second quarter and first six months of 2006 reflect (1) a decrease in earnings of approximately $0.1 million in the second quarter of 2006 and an increase of approximately $0.1 million in the first six months of 2006 from the effect of foreign currency exchange rates, (2) approximately $0.6 million and $1.1 million, respectively, of increased depreciation expense of property and equipment attributable primarily to capital expenditures and approximately $1.0 million and $0.8 million, respectively, of increased amortization of intangible assets, (3) approximately $1.0 million of operating losses in both the second quarter and first six months of 2006 contributed by acquisitions, including a non-cash charge of approximately $2.1 million related to the amortization of purchase price allocated to inventory. Operating earnings of the HVAC segment for the second quarter and first six months of 2005 include a non-cash foreign exchange loss of approximately $0.1 million recorded in the second quarter of 2005 related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

The operating expense in Unallocated was approximately $6.5 million for the second quarter of 2006 as compared to approximately $7.3 million for the second quarter of 2005 and was approximately $13.1 million for the first six months of 2006 as compared to approximately $11.4 million for the first six months of 2005. The change in operating expense for the second quarter and first six months of 2006 as compared to the same periods of 2005 in Unallocated is primarily due to the items noted below. Operating expense in Unallocated for the second quarter and first six months of 2006 reflects (1) approximately $0.1 million and $0.2 million, respectively, of stock-based compensation charges and (2) a non-cash foreign exchange gain of approximately $0.2 million and $0.3 million, respectively, related to intercompany debt not indefinitely invested in the Company’s subsidiaries. Operating expense in Unallocated for the second quarter and first six months of 2005 reflects (1) approximately $0.1 million and $0.2 million, respectively, of stock-based compensation charges, (2) a non-cash foreign exchange loss of approximately $0.2 million and $0.3 million, respectively, related to intercompany debt not indefinitely invested in the Company’s subsidiaries and (3) a gain of approximately $1.4 million from the settlement of certain obligations recorded in the first six months of 2005 (see Notes D and G of the Notes to the Unaudited Financial Statements included elsewhere herein).

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 10.1% and 8.9% of operating earnings (before unallocated and corporate expenses) for the second quarters of 2006 and 2005, respectively, and were approximately 10.4% and 8.4% of operating earnings (before unallocated and corporate expenses) for the first six months of 2006 and 2005, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest Expense. Interest expense increased approximately $2.9 million or approximately 11.6% during the second quarter of 2006 as compared to the second quarter of 2005 and increased approximately $6.6 million or approximately 13.4% during the first six months of 2006 as compared to the first six months of 2005. During the second quarter and first six months of 2006, the Company experienced increases in interest expense of (1) approximately $2.1 million and $5.6 million, respectively, from increased interest rates related primarily to the Company’s Senior Secured Credit Facility and (2) approximately $0.8 million and $1.0 million, respectively, from increased borrowings.

Investment Income. Investment income was approximately $0.5 million and $0.3 million for the second quarter of 2006 and 2005, respectively and was approximately $1.2 million and $0.7 million for the first six months of 2006 and 2005, respectively.

Provision for Income Taxes. The provision for income taxes was approximately $26.4 million for the second quarter of 2006 as compared to approximately $13.0 million for the second quarter of 2005 and was approximately $40.6 million for the first six months of 2006 as compared to approximately $19.3 million for the first six months of 2005. The income tax rates in both the second quarters and first six months of 2006 and 2005 differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, foreign income tax on foreign source income and state income tax provisions (see Note F of the Notes to the Unaudited Financial Statements included elsewhere herein).

Net Earnings. Consolidated net earnings improved by approximately $21.8 million from approximately $21.3 million, or 4.3% as a percentage of net sales, for the second quarter of 2005 to approximately $43.1 million, or 7.6% as a percentage of net sales, for the second quarter of 2006 and improved by approximately $34.3 million from approximately $32.0 million, or 3.4% as a percentage of net sales, for the first six months of 2005 to approximately $66.3 million, or 6.0% as a percentage of net sales, for the first six months of 2006. The increase in the second quarter and first six months of 2006 was primarily due to the factors discussed above which included an increase of approximately $37.9 million and $61.7 million, respectively, in consolidated operating earnings and an increase of approximately $0.2 million and $0.5 million, respectively, in investment income, which was partially offset by an increase of approximately $2.9 million and $6.6 million, respectively, in interest expense and an increase in the provision for income taxes of approximately $13.4 million and $21.3 million, respectively.

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

Company management uses EBITDA as a supplementary non-GAAP operating performance measure to assist with its overall evaluation of Company and subsidiary operating performance (including the performance of subsidiary management) relative to outside peer group companies. In addition, the Company uses EBITDA as an operating performance measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in the Company's Credit Facility, note holders and Bond Rating agencies, among others, as a supplemental non-GAAP operating measure to assist them in their evaluation of the Company’s performance. The Company is also active in mergers, acquisitions and divestitures and uses EBITDA as an additional operating performance measure to assess Company, subsidiary and potential acquisition target enterprise value and to assist in the overall evaluation of Company, subsidiary and potential acquisition target performance on an internal basis and relative to peer group companies. The Company uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment of potential valuation and relative performance and therefore does not place undue reliance on EBITDA as its only measure of operating performance.

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

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the second quarters of 2006 and 2005:

	For the Second Quarter Ended
	July 1, 2006	July 2, 2005
	(Dollar amounts in millions)

Net earnings (1)	$43.1	$21.3
Provision for income taxes	26.4	13.0
Interest expense	28.0	25.1
Investment income	(0.5)	(0.3)
Depreciation expense	8.2	6.8
Amortization expense	7.9	4.4
EBITDA	$113.1	$70.3

               (1)  Net earnings include an approximate pre-tax $35.6 million curtailment gain related to post-retirement medical benefits and an approximate pre-tax $3.5 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility in the Residential Ventilation Products segment for the second quarter ended July 1, 2006 (see Note I of the Notes to the Unaudited Financial Statements included elsewhere herein). Net earnings include approximately $0.1 million of stock-based compensation charges recorded in each of the second quarters of 2006 and 2005, respectively (see Notes A and D of the Notes to the Unaudited Financial Statements included elsewhere herein).

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the first six months of 2006 and 2005:

	For the First Six Months Ended
	July 1, 2006	July 2, 2005
	(Dollar amounts in millions)

Net earnings (1)	$66.3	$32.0
Provision for income taxes	40.6	19.3
Interest expense	56.0	49.4
Investment income	(1.2)	(0.7)
Depreciation expense	16.1	13.6
Amortization expense	12.2	9.1
EBITDA	$190.0	$122.7

               (1)  Net earnings include an approximate pre-tax $35.6 million curtailment gain related to post-retirement medical benefits and an approximate pre-tax $3.5 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility in the Residential Ventilation Products segment for the first six months ended July 1, 2006 (see Note I of the Notes to the Unaudited Financial Statements included elsewhere herein). Net earnings include approximately $0.2 million of stock-based compensation charges recorded in each of the first six months of 2006 and 2005, respectively (see Notes A and D of the Notes to the Unaudited Financial Statements included elsewhere herein).

Liquidity and Capital Resources

On May 5, 2006, NTK Holdings filed a registration statement on Form S-1 with the SEC for an initial public offering of shares of its common stock. If the offering is consummated as currently planned, the net proceeds from the offering will be utilized to (1) repay all amounts outstanding under NTK Holdings’ unsecured loan facility as noted below, (2) redeem all of Nortek’s remaining outstanding 9 7/8% Senior Discount Notes, (3) redeem a portion of NTK Holdings’ outstanding 10 3/4% Senior Discount Notes, (4) repay a portion of the term loan under Nortek’s Senior Secured Credit Facility and (5) pay related redemption premiums and accrued interest. There can be no assurance that the offering will be consummated.

The Company regularly acquires companies, typically utilizing cash and proceeds from additional indebtedness to finance these acquisitions. Companies acquired during the first six months of 2006 and the impact on cash flows were as follows:

•
On June 26, 2006, the Company, through Linear, acquired the stock of Secure Wireless and ABT through two mergers for a combined initial purchase price of approximately $10.1 million, of which approximately $10.0 million was borrowed under Nortek’s revolving credit facility, plus contingent consideration.

•
On April 14, 2006, the Company, through two newly formed subsidiaries of its HVAC segment, acquired the assets and certain liabilities of Huntair and Cleanpak, for approximately $49.4 million (utilizing approximately $40.0 million of cash which was borrowed under Nortek’s revolving credit facility, including approximately $0.6 million to fund a portion of Huntair and Cleanpak’s initial working capital needs, and issuing unsecured 6% subordinated notes totaling $10.0 million due April 2008) plus contingent consideration.

•	On February 22, 2006, the Company, through Linear, acquired the assets and certain liabilities of Furman for an initial purchase price of approximately $3.3 million.
•	On January 25, 2006, the Company, through Mammoth China, increased its ownership interests in MEG and MSH to sixty-percent for approximately $2.4 million.
•	Contingent consideration related to the acquisitions of Panamax and GTO was also paid during the first quarter of 2006 in the amount of $4.5 million and $0.2 million, respectively.

The Company had consolidated debt as of July 1, 2006, of approximately $1,414.4 million consisting of (i) $52.2 million of short-term borrowings and current maturities of long-term debt, (ii) $46.5 million of long-term notes, mortgage notes and other indebtedness, (iii) $10.0 million of Nortek’s 9 7/8% Senior Subordinated Notes due 2011, (iv) $625.0 million of Nortek’s 8 1/2% Senior Subordinated Notes due 2014 and (v) $680.7 million of long-term debt outstanding under Nortek’s Senior Secured Credit Facility.

During the first six months of 2006, the Company had a net increase in its consolidated debt of approximately $40.6 million resulting from (1) a net increase in borrowings under the revolving portion of Nortek’s Senior Secured Credit Facility of approximately $25.0 million, (2) additional borrowings of approximately $24.3 million related primarily to the Company’s European subsidiaries, as well as the unsecured notes issued for the acquisition of Huntair and Cleanpak as noted above and (3) an approximate $1.3 million increase related to the effects of foreign currency translation, offset by (4) approximately $10.0 million of principal and other payments made during the period.

The Company’s debt to equity ratio was approximately 2.6:1 as of July 1, 2006 as compared to approximately 2.7:1 as of December 31, 2005. The decrease in the ratio was primarily due to an increase in stockholder’s equity, primarily as a result of the effect of net earnings in the first six months of 2006, partially offset by the net increase in indebtedness as discussed above.

Stockholder’s Investment includes a $4.9 million non-cash “Adjustment of carryover basis of continuing management investors in the THL Transaction” for the three and six months ended July 1, 2006. This adjustment represents a correction to the original 2004 purchase accounting for the Acquisition resulting in a reduction of goodwill with a corresponding reduction in Stockholder’s Investment. The $4.9 million adjustment has not been reflected in the consolidated financial statements for prior periods as the Company has determined that the adjustment is not material to the prior period consolidated financial statements.

On April 3, 2006, the Company amended and restated the credit agreement for its senior secured credit facility, expanding its $100.0 million revolving credit facility to $200.0 million and modifying certain covenants. The amendment provides the Company with additional liquidity and covenant flexibility. The revolving credit facility matures in August 2010 and includes both a letter of credit sub-facility and swing line loan sub-facility. As of August 4, 2006, the Company had approximately $35.0 million outstanding and approximately $133.6 million of additional borrowing capacity under the U.S. revolving portion of its senior secured credit facility, with approximately $21.4 million in outstanding letters of credit, and under the Canadian revolving portion of its senior secured credit facility the Company had no outstanding borrowings and approximately $10.0 million of additional borrowing capacity. The letters of credit have been issued under the Company’s revolving credit facility as additional security for (1) approximately $16.6 million relating to certain of the Company’s insurance programs, (2) approximately $3.9 million relating to leases outstanding for certain of the Company’s manufacturing facilities and (3) approximately $0.9 million relating to certain of the subsidiaries purchases and other requirements. Letters of credit reduce borrowing availability under Nortek’s revolving credit facility on a dollar for dollar basis.

On July 18, 2006, the Company, through Linear, acquired the stock of Magenta Research, Ltd. (“Magenta”) for an initial purchase price of approximately $13.1 million (utilizing approximately $10.6 million of cash, of which approximately $10.0 million was borrowed under Nortek’s revolving credit facility, and issuing unsecured 6% subordinated notes totaling $2.5 million due July 2008) plus contingent consideration.

The estimated total potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $116.8 million (see Note C of the Notes to the Unaudited Financial Statements included elsewhere herein).

The indentures and other agreements governing the Company and its subsidiaries’ indebtedness (including the credit agreement for Nortek’s Senior Secured Credit Facility) contain certain restrictive financial and operating covenants including covenants that restrict the ability of the Company and its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

As of July 1, 2006, approximately $136.7 million was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive loan agreement, the Company’s Senior Secured Credit Facility.

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

The Company’s combined short-term and long-term warranty liabilities increased from approximately $34.8 million as of December 31, 2005 to approximately $43.4 million as of July 1, 2006, and warranty expense increased from approximately $6.0 million for the three months ended July 2, 2005 to approximately $10.2 million for the three months ended July 1, 2006 and increased from approximately $10.4 million for the six months ended July 2, 2005 to approximately $17.5 million for the six months ended July 1, 2006. The increase in warranty expense for the second quarter and the first six months of 2006 over 2005 is primarily as a result of increased expense in the HTP segment as noted previously and as a result of increased sales activity, particularly in our HVAC segment. The Company provides for estimated warranty liabilities at the time of sale and periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The Company expects to meet its cash flow requirements for fiscal 2006 from cash from operations, existing cash and cash equivalents and the use of Nortek’s Senior Secured Credit Facility.

The Company and its subsidiaries have entered into a number of operating lease obligations, purchase obligations and have guaranteed certain obligations of various third parties. No significant changes in these obligations have occurred since December 31, 2005.

Unrestricted cash and cash equivalents decreased from approximately $77.2 million at December 31, 2005 to approximately $54.9 million at July 1, 2006. The Company has classified as restricted, in the accompanying consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in its operations. At July 1, 2006, approximately $4.0 million (all of which is included in long-term assets) of cash and cash equivalents are held primarily as collateral to fund future capital expenditures within the Company’s segments, as well as for insurance and letter of credit requirements.

Capital expenditures were approximately $10.6 million (none of which were financed under a capital lease) for the second quarter of 2006 as compared to approximately $7.2 million (of which approximately $1.6 million was financed under a capital lease) for the second quarter of 2005 and were approximately $22.7 million (none of which were financed under a capital lease) for the first six months of 2006 as compared to approximately $12.7 million (of which approximately $3.5 million was financed under a capital lease) for the first six months of 2005. Capital expenditures were approximately $33.7 million for the year ended December 31, 2005 and are expected to be approximately $45.0 million in 2006. Under Nortek’s Amended Senior Secured Credit Facility, capital expenditures are limited to approximately $65.0 million in 2006.

The Company's working capital and the current ratio decreased from approximately $273.8 million and 1.7:1 at December 31, 2005 to approximately $269.1 million and 1.6:1 at July 1, 2006. This decrease in working capital and current ratio for the first six months of 2006 was primarily as a result of seasonal increases in accounts receivable and inventory, which was partially offset by increases in short-term borrowings, primarily due to acquisitions, and accounts payable. The decrease in working capital and the current ratio also reflects the reduction in cash to fund a portion of the Nortek Holdings deferred compensation plan payment in the second quarter of 2006 as noted previously.

Accounts receivable increased approximately $58.0 million, or approximately 21.3%, between December 31, 2005 and July 1, 2006, while net sales increased approximately $60.4 million, or approximately 12.0%, in the second quarter of 2006 as compared to the fourth quarter of 2005. This increase in accounts receivable is primarily a result of increased sales levels, timing of cash collections and acquisitions. Acquisitions contributed approximately $26.6 million to the increase in net sales in the second quarter of 2006 as compared to the fourth quarter of 2005 and approximately $25.2 million to the increase in accounts receivable at July 1, 2006. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on July 1, 2006 as compared to December 31, 2005. The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in the second quarter of 2006.

Inventories increased approximately $55.2 million, or approximately 22.8%, between December 31, 2005 and July 1, 2006 primarily as a result of increased inventory levels, in part, due to higher costs of residential air conditioners related to 13 SEER products in the HVAC segment and increased inventory levels in the HTP segment to support increased sales levels. Acquisitions contributed approximately $15.2 million to the increase at July 1, 2006.

Accounts payable increased approximately $46.5 million, or 29.2%, between December 31, 2005 and July 1, 2006 due primarily to increased inventory levels and timing of payments. Acquisitions contributed approximately $15.3 million to the increase in accounts payable at July 1, 2006.

Changes in certain working capital accounts, as noted above, between December 31, 2005 and July 1, 2006, differ from the changes reflected in the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the three preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Net cash flows from operating activities for the six months ended July 1, 2006 increased by approximately $54.8 million to approximately $58.0 million of net cash provided by operating activities from approximately $3.2 million of net cash used in operating activities for the six months ended July 2, 2005, primarily due to the increased net earnings between the periods and deferred federal income tax provision, partially offset by the $35.6 million non-cash gain from the curtailment of post-retirement medical benefits recorded during the second quarter of 2006 and reflects a reduction in the change in accounts receivable and an increase in the change in inventories. Net cash flows from investing activities for the six months ended July 1, 2006 decreased by approximately $61.9 million to net cash used in investing activities of approximately $79.6 million from approximately $17.7 million for the six months ended July 2, 2005, primarily due to increased capital expenditures of approximately $13.5 million, increased payments for acquisitions of approximately $43.5 million and a reduction in the proceeds from the sale of property and equipment of approximately $3.5 million due principally to a building sale in the 2005 period. Cash flows from financing activities for the six months ended July 1, 2006 increased by approximately $5.5 million to net cash used in financing activities of approximately $0.7 million from approximately $6.2 million for the six months ended July 2, 2005, primarily due to the net increase in borrowing proceeds of approximately $34.9 million, offset by the amount of cash dividends paid of approximately $28.1 million. As discussed earlier, the Company generally uses cash flows from operations, and where necessary debt financing, to finance its capital expenditures and strategic acquisitions and to meet the service requirements of its existing indebtedness.

Unrestricted cash and cash equivalents decreased approximately $22.3 million and approximately $20.7 million from December 31, 2005 to July 1, 2006 and from December 31, 2004 to July 2, 2005, respectively, principally as a result of the following:
	Condensed Consolidated
	Cash Flows (1)
	For the First Six Months Ended
	July 1, 2006	July 2, 2005
	(Dollar amounts in millions)
Operating Activities:
Cash flow from operations, net	$70.9	$50.7
Change in accounts receivable, net	(28.5)	(60.6)
Change in inventories	(37.9)	(24.0)
Change in prepaids and other current assets	5.3	(7.8)
Change in accounts payable	27.4	31.8
Change in accrued expenses and taxes	18.3	18.3
Investing Activities:
Capital expenditures	(22.7)	(9.2)
Net cash paid for businesses acquired	(56.9)	(13.4)
Proceeds from the sale of property and equipment	2.6	6.1
Change in restricted cash and marketable securities	---	(0.3)
Financing Activities:
Change in borrowings, net	28.9	(6.0)
Dividends	(28.1)	---
Other, net	(1.6)	(6.3)
	$(22.3)	$(20.7)

(1)
Summarized from the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for the first six months ended July 1, 2006 and
July 2, 2005 (see the Unaudited Financial Statements included elsewhere herein).

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

Company management uses EBITDA as a supplementary non-GAAP liquidity measure to allow the Company to evaluate its operating units cash-generating ability to fund income tax payments, corporate overhead, capital expenditures and increases in working capital. EBITDA is also used by management to allocate resources for growth among its businesses, to identify possible impairment charges, to evaluate the Company’s ability to service its debt and to raise capital for growth opportunities, including acquisitions. In addition, the Company uses EBITDA as a liquidity measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in Nortek’s Credit Facility, note holders and Bond Rating agencies, among others, as a supplemental non-GAAP liquidity measure to assist them in their evaluation of the Company’s cash flow performance. The Company uses EBITDA in conjunction with traditional GAAP liquidity measures as part of its overall assessment of cash flow ability and therefore does not place undue reliance on EBITDA as its only measure of cash flow performance.

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

The following table presents a reconciliation from net cash used in operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the first six months of 2006 and 2005:

	For the First Six Months Ended
	July 1, 2006	July 2, 2005
	(Dollar amounts in millions)

Net cash provided by operating activities	$58.0	$3.2
Cash used by working capital and other long-term asset and liability changes	12.9	47.5
Deferred federal income tax provision	(7.4)	6.4
(Loss) gain on sale of fixed assets	(1.8)	0.5
Non-cash interest expense, net	(2.5)	(2.7)
Non-cash stock-based compensation expense	(0.2)	(0.2)
Gain from curtailment of post-retirement medical benefits	35.6	---
Provision for income taxes	40.6	19.3
Interest expense	56.0	49.4
Investment income	(1.2)	(0.7)
EBITDA (1)	$190.0	$122.7

(1)     EBITDA includes an approximate pre-tax $35.6 million curtailment gain related to post-retirement medical benefits and an approximate pre-tax $3.5 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility in the Residential Ventilation Products segment for the first six months ended July 1, 2006 (see Note I of the Notes to the Unaudited Financial Statements included elsewhere herein).

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

As of July 1, 2006, approximately 10.0% of the Company’s workforce was subject to various collective bargaining agreements.

On June 8, 2005, the Company's collective bargaining agreement with the United Automobile Aerospace & Agricultural Implement Workers of America and its Local No. 2029 expired. That bargaining unit is estimated, as of July 1, 2006, to cover approximately 4.4% of the Company's employees (414 employees), which are located at the Cincinnati, OH location of the Company's subsidiary NuTone, Inc. The Company presented its final proposal to the union bargaining committee but such proposal was not accepted by the union members. On July 16, 2005, the Company locked out the union employees at the NuTone Cincinnati, OH facility. On September 6, 2005, the Company notified the union bargaining committee that negotiations had reached an impasse and that it was unilaterally implementing the terms of its final offer. Among other things, this implemented final offer does not provide the NuTone union members with post retirement medical benefits. Subsequent to May 11, 2006, the union no longer had the right to appeal the Company's implementation of the final offer. In late June 2006, the Company informed the union that the Company will close the manufacturing operations at the facility in or about late August 2006. The Company’s management has provided temporary manufacturing support, which is designed to ensure that operational disruptions are minimized and the Company’s customers’ needs are met without significant delay. NuTone’s operating results are included in the Company’s Residential Ventilation Products segment. (See Note I of the Notes to the Unaudited Financial Statements included elsewhere herein.)

On July 27, 2006 the union members ratified a Closedown Agreement providing for the closedown and permanent layoff of all bargaining unit employees employed at the NuTone plant effective August 30, 2006, and the release by the union of any claims it may have against the Company. That agreement provides for, among other matters, the payment of severance, which was recorded in the second quarter ended July 1, 2006, as provided under the terms of the implemented final offer and the payment of enhanced severance totaling up to $0.3 million to be recorded in the third quarter of 2006 relating to those employees executing a release of the Company for any claims, with the exception of claims related to vested pension, worker’s compensation and unemployment benefits.

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

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less. At July 1, 2006, the fair value of the Company’s unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

The Company has historically managed its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At July 1, 2006, approximately 48.4% of the carrying values of the Company’s long-term debt was at fixed interest rates.

B. Foreign Currency Risk

Sales and earnings derived from international markets and net assets within international markets are subject to, among others, the risks of currency fluctuations primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In the second quarter of 2006, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations, but this may not be indicative of future results. The impact of foreign currency changes related to translation resulted in an increase in stockholder’s investment of approximately $6.3 million and $6.9 million for the second quarter and first six months of 2006. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets, including, the use of strategic short and long-term borrowings at the foreign subsidiary level. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At July 1, 2006, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At July 1, 2006, the Company did not have any material outstanding commodity forward contracts.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as “intends”, “plans”, “estimates”, “believes”, “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on the Company’s current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials and purchased components (including, among others, steel, motors, compressors, copper, packaging materials, aluminum, plastics, glass and various chemicals and paints), the level of domestic and foreign construction and remodeling and replacement activity affecting residential and commercial markets, changes in weather and seasonal fluctuations, interest rates, employment levels, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, competition and resulting pricing pressures, changes in relationships with distributors, dealers and customers, acquisitions and the integration of acquired businesses, labor disruptions, technological changes and product innovation, litigation and other contingencies, including product and warranty liability claims and oil and other energy costs. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company’s periodic reports on Forms 10-K, 10-Q and 8-K, filed with the SEC.

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

August 11, 2006