Form 10-K
period 2006-12-31
NORTEK INC
filed 2007-04-02
CIK 1216596

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
                                (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2006

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

The number of shares of Common Stock outstanding as of March 30, 2007 was 3,000.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2006

PART I

Item 1. Business.

General

Nortek, Inc. (“Nortek” or the “Company”) is a leading diversified manufacturer of innovative, branded residential and commercial products, operating within three reporting segments:

•	the Residential Ventilation Products, or RVP, segment,

•	the Home Technology Products, or HTP, segment, and

•	the Air Conditioning and Heating Products, or HVAC, segment.

Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the professional remodeling and replacement markets, the residential and commercial construction markets, the manufactured housing market and the do-it-yourself, or DIY, market.

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

Our Business Segments

Residential Ventilation Products Segment

The Company’s Residential Ventilation Products segment primarily manufactures and distributes room and whole house ventilation products and other products primarily for the professional remodeling and replacement markets, residential new construction market and DIY market. The principal products of the segment, which are sold under the Broan®, NuTone®, Venmar®, Best® and Zephyr® brand names, among others, are:

•	kitchen range hoods,
•	exhaust fans (such as bath fans and fan, heater and light combination units), and
•	indoor air quality products.

The Company is one of the world’s largest suppliers of residential range hoods and exhaust fans, and is the largest supplier of these products in North America. The Company is also one of the leading suppliers in Europe of luxury “Eurostyle” range hoods. The Company’s kitchen range hoods expel grease, smoke, moisture and odors from the cooking area and are offered under an array of price points and styles from economy to upscale models. The exhaust fans the Company offers are primarily used in bathrooms to remove odors and humidity and include combination units, which may have lights, heaters or both. The Company’s range hood and exhaust fan products are differentiated on the basis of air movement as measured in cubic feet per minute and sound output as measured in sones. The Home Ventilating Institute in the United States certifies the Company’s range hood and exhaust fan products, as well as its indoor air quality products.

The Company’s sales of kitchen range hoods and exhaust fans accounted for approximately 15.9% and 13.0%, respectively, of the Company’s consolidated net sales in 2006, 15.9% and 14.7%, respectively, of the Company’s consolidated net sales in 2005 and 18.6% and 17.0%, respectively, of the Company’s consolidated net sales in 2004.

The Company is one of the largest suppliers in North America of indoor air quality products, which include air exchangers, as well as heat or energy recovery ventilators (HRVs and ERVs) that provide whole house ventilation. These systems bring in fresh air from the outdoors while exhausting stale air from the home. Both HRVs and ERVs moderate the temperature of the fresh air by transferring heat from one air stream to the other. In addition, ERVs also modify the humidity content of the fresh air. The Company also sells powered attic ventilators, which alleviate heat build up in attic areas and reduce deterioration of roof structures.

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

The Company sells other products in this segment, including among others, door chimes, medicine cabinets, trash compactors, ceiling fans and central vacuum systems, by leveraging its strong brand names and distribution network.

The Company sells the products in its RVP segment to distributors and dealers of electrical and lighting products, kitchen and bath dealers, retail home centers and original equipment manufacturers under the Broan®, NuTone®, Venmar®, Best® and Zephyr® brand names, among others. Private label customers accounted for approximately 24.3% of the net sales of this segment in 2006.

A key component of the Company’s operating strategy for this segment is the introduction of new products and innovations, which capitalize on the strong brand names and the extensive distribution system of the segment’s businesses. These include the new QT series of ultra-quiet exhaust fans with new grille styles, decorative and recessed fan/light combination units, as well as high performance range hoods used in today’s “gourmet” kitchen environments. The Company believes that its variety of product offerings and new product introductions help it to maintain and improve its market position for its principal products. At the same time, the Company believes that its status as a low-cost producer provides the segment with a competitive advantage.

The Company’s primary residential ventilation products compete with many domestic and international suppliers in various markets. The Company competes with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. Although the Company believes it competes favorably with other suppliers of residential ventilation products, some of the Company’s competitors have greater financial and marketing resources than this segment of the Company’s business.

Product manufacturing in the RVP segment generally consists of fabrication from coil and sheet steel and formed metal utilizing stamping, pressing and welding methods, assembly with components and subassemblies purchased from outside sources (principally motors, fan blades, heating elements, wiring harnesses, controlling devices, glass, mirrors, lighting fixtures and polyethylene components and electronic components) and painting, finishing and packaging.

The Company’s RVP segment had 13 manufacturing plants and employed approximately 3,100 full-time people as of December 31, 2006, of which approximately 300 are covered by collective bargaining agreements which expire in 2007 and approximately 100 are covered by collective bargaining agreements which expire in 2008. See “Employees” for more information regarding the Company’s collective bargaining agreement which expired in 2005.

Home Technology Products Segment

The Company’s Home Technology Products segment manufactures and distributes a broad array of products designed to provide convenience and security for residential and light commercial applications. The principal products the Company sells in this segment are:

•	audio/video distribution and control equipment,
•	speakers and subwoofers,
•	security and access control products,
•	power conditioners and surge protectors,
•	audio/video wall mounts and fixtures,
•	lighting controls, and
•	structured wiring.

The segment’s audio/video distribution and control equipment products include multi-room/multi-source amplifiers, home theatre receivers, intercom systems, hard disk media servers and control devices such as keypads, remote controls and volume controls. The segment’s speakers are primarily built-in (in-wall or in-ceiling) and are primarily used in multi-room or home theatre applications. These products are sold under the Niles®, Elan®, SpeakerCraft®, JobSite®, Proficient Audio Systems®, Sunfire®, Imerge®, Xantech®, M&S Systems® and Channel Plus® brand names.

The segment’s security and access control products include residential and light commercial intrusion protection systems, garage and gate operators and devices to gain entry to buildings and gated properties such as radio transmitters and contacts, keypads and telephone entry systems. These products are sold under the Linear®, GTO/PRO®, Mighty Mule®, OSCO® and other private label brand names, as well as Westinghouse®, which is licensed.

Other products in this segment include power conditioners and surge protectors sold under the Panamax® and Furman® brand names, audio/video wall mounts and fixtures sold under the OmniMount® brand name, structured wiring products sold under the OpenHouse® and Channel Plus® brand names, audio/video products distributing, extending and converting signals to multiple display screens under the Magenta™ and Gefen® brand names, radio frequency control products and accessories sold under the iJet® brand name for use with Apple’s iPod® brand products and lighting control products sold under the Litetouch® brand name (which was acquired in 2007).

The Company sells the products in its HTP segment to distributors, professional installers, electronics retailers and original equipment manufacturers. The majority of the sales in this segment are driven by demand factors other than new construction such as replacement applications, new installations in existing properties and the purchases of high-priced audio/video equipment such as flat panel televisions and displays. Therefore, this segment is not heavily dependent on the level of new construction in the United States. The penetration of audio/video distribution and control systems in the United States housing stock is relatively low and is believed to be growing. In addition, the demand for security and access control products in the United States is also believed to be growing due to homeowners’ security concerns.

A key component to the Company’s growth of this segment has been strategic acquisitions of companies with similar or complementary products and distribution channel strengths. There have been 13 acquisitions within the segment since December 31, 2003. Post-acquisition savings and synergies have been realized in the areas of manufacturing, sourcing and distribution as well as in the administrative, engineering and sales and marketing areas.

The segment offers a broad array of products under widely-recognized brand names with various features and price points, which the Company believes allows it to expand its distribution in the professional installation and retail markets. Another key component of the Company’s operating strategy is the introduction of new products and innovations, which capitalize on the Company’s well-known brand names and strong customer relationships.

The segment’s primary products compete with many domestic and international suppliers in various markets. In the access control market, the segment’s primary competitor is Chamberlain Corporation (a subsidiary of Duchossois Industries, Inc.). The segment competes with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. Although the Company believes it competes favorably with other suppliers of home technology products, some of the Company’s competitors have greater financial and marketing resources than this segment of the Company’s business.

The Company has several administrative and distribution facilities in the United States in this segment and a significant amount of its products are manufactured in its facility located in China. In addition, certain products are sourced from low cost Asian suppliers based on our specifications. The Company believes that its Asian operations provide the Company with a competitive cost advantage.

The Company’s HTP segment had 6 manufacturing plants and employed approximately 2,400 full-time people as of December 31, 2006. The Company believes that its relationships with its employees in this segment are satisfactory.

Air Conditioning and Heating Products Segment

The Company’s Air Conditioning and Heating Products segment manufactures and sells heating, ventilating and air conditioning, or HVAC, systems and products for site-built residential and manufactured housing structures, custom-designed commercial applications and standard light commercial applications.

Residential HVAC Products

The segment principally manufactures and sells split-system air conditioners, heat pumps, air handlers, furnaces and related equipment, accessories and parts for the residential and light commercial markets. For site-built homes and light commercial structures, the segment markets its products under the licensed names Frigidaire®, Tappan®, Philco®, Kelvinator®, Gibson®, Westinghouse® and Maytag® as well as several private label names. Within the residential market, the Company is one of the largest suppliers of HVAC products for manufactured homes in the United States and Canada. In the manufactured housing market, the segment markets its products under the Intertherm® and Miller® brand names.

Demand for replacing and modernizing existing equipment, the level of housing starts and manufactured housing shipments are the principal factors that affect the market for the segment’s residential HVAC products. The Company anticipates that the replacement market will continue to expand as a large number of previously installed heating and cooling products become outdated or reach the end of their useful lives. The market for residential cooling products, including those the segment sells into, which excludes window air conditioners, is affected by spring and summer temperatures. The window air conditioner market is highly seasonal and significantly impacted by spring and summer temperatures. The Company believes that its ability to offer both heating and cooling products helps offset the effects of seasonality on this segment’s sales.

The segment sells its manufactured housing products to builders of manufactured housing and, through distributors, to manufactured housing retailers and owners. The majority of sales to builders of manufactured housing consist of furnaces designed and engineered to meet or exceed certain standards mandated by the U.S. Department of Housing and Urban Development, or HUD, and other federal agencies. These standards differ in several important respects from the standards for furnaces used in site-built residential homes. The aftermarket channel of distribution includes sales of both new and replacement air conditioning units and heat pumps and replacement furnaces. The Company believes that it has one major competitor in the manufactured housing furnace market, York International Corporation (a subsidiary of Johnson Controls, Inc.) which markets its products primarily under the “Coleman” name. The segment competes with most major industry manufacturers in the manufactured housing air conditioning market.

The segment sells residential HVAC products for use in site-built homes through independently owned distributors who sell to HVAC contractors. The site-built residential HVAC market is very competitive. In this market, the segment competes with, among others, Carrier Corporation (a subsidiary of United Technologies Corporation), Rheem Manufacturing Company, Lennox Industries, Inc., The Trane Company (a subsidiary of American Standard Companies Inc.), York International Corporation (a subsidiary of Johnson Controls, Inc.) and Goodman Global, Inc. The Company estimates that between approximately 55% and 60% of this segment’s sales of residential HVAC products in 2006 were attributable to the replacement market, which tends to be less cyclical than the new construction market.

The segment competes in both the site-built and manufactured housing markets on the basis of breadth and quality of its product line, distribution, product availability and price. Although the Company believes that it competes favorably with respect to certain of these factors, most of the segment’s competitors have greater financial and marketing resources and the products of certain competitors may enjoy greater brand awareness than the Company’s residential HVAC products.

Commercial HVAC Products

The segment also manufactures and sells HVAC systems that are custom-designed to meet customer specifications for commercial offices, manufacturing and educational facilities, hospitals, retail stores, clean rooms and governmental buildings. These systems are designed primarily to operate on building rooftops (including large self-contained walk-in-units), or on individual floors within a building, and to have cooling capacities ranging from 40 tons to 600 tons. The segment markets its commercial HVAC products under the Governair®, Mammoth®, Temtrol®, Venmar CES™, Ventrol®, Webco™, Huntair® and Cleanpak™ brand names. The Company’s subsidiary, Eaton-Williams Group Limited, manufactures and markets custom and standard air conditioning and humidification equipment throughout Western Europe under the Vapac®, Cubit®, Qualitair®, Edenaire®, Colman™ and Moducel™ brand names.

The market for commercial HVAC equipment is divided into standard and custom-designed equipment. Standard equipment can be manufactured at a lower cost and therefore offered at substantially lower initial prices than custom-designed equipment. As a result, standard equipment suppliers generally have a larger share of the overall commercial HVAC market than custom-designed equipment suppliers, such as the Company. However, because of certain building designs, shapes or other characteristics, the Company believes there are many applications for which custom-designed equipment is required or is more cost effective over the life of the building. Unlike standard equipment, the segment’s commercial HVAC equipment can be designed to match a customer’s exact space, capacity and performance requirements. The segment’s packaged rooftop and self-contained walk-in equipment rooms maximize a building’s rentable floor space because this equipment is located outside the building. In addition, the manner of construction and timing of installation of commercial HVAC equipment can often favor custom-designed over standard systems. As compared with site-built and factory built HVAC systems, the segment’s systems are factory assembled according to customer specifications and then installed by the customer or third parties, rather than assembled on site, permitting extensive testing prior to shipment. As a result, the segment’s commercial systems can be installed later in the construction process than site-built systems, thereby saving the owner or developer construction and labor costs. The segment sells its commercial HVAC products primarily to contractors, owners and developers of commercial office buildings, manufacturing and educational facilities, hospitals, retail stores, clean rooms and governmental buildings. The segment seeks to maintain strong relationships nationwide with design engineers, owners and developers, and the persons who are most likely to value the benefits and long-term cost efficiencies of its custom-designed equipment.

The Company estimates that between approximately 30% and 35% of its air conditioning and heating product commercial sales in 2006 came from replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins. The segment continues to develop product and marketing programs to increase penetration in the growing replacement and retrofit market.

The segment’s commercial HVAC products are marketed through independently owned manufacturers’ representatives and approximately 327 sales, marketing and engineering professionals as of December 31, 2006. The independent representatives are typically HVAC engineers, a factor which is significant in marketing the segment’s commercial products because of the design intensive nature of the market segment in which it competes.

The Company believes that it is among the largest suppliers of custom-designed commercial HVAC products in the United States. The segment’s four largest competitors in the commercial HVAC market are Carrier Corporation, York International, McQuay International (a subsidiary of OYL Corporation) and The Trane Company. The segment competes primarily on the basis of engineering support, quality, design and construction flexibility and total installed system cost. Although the Company believes that it competes favorably with respect to some of these factors, most of its competitors have greater financial and marketing resources than this segment of the Company’s business and enjoy greater brand awareness. However, the Company believes that its ability to produce equipment that meets the performance characteristics required by the particular product application provides it with advantages that some of its competitors do not enjoy.

The Company’s HVAC segment had 18 manufacturing plants and employed approximately 4,300 full-time people as of December 31, 2006, of which approximately 100 are covered by collective bargaining agreements which expire in 2007 and approximately 100 are covered by collective bargaining agreements which expire in 2008. The Company believes that its relationships with its employees in this segment are satisfactory.

Backlog

Backlog expected to be filled within the next twelve months as of December 31, 2006 was approximately $275.8 million and was approximately $228.1 million as of December 31, 2005. The increase in backlog from December 31, 2005 to December 31, 2006 primarily reflects an increase of backlog related to commercial HVAC customers of approximately $106.1 million (including approximately $57.9 million from acquisitions), partially offset by a reduction in the backlog for residential HVAC cooling products.

Backlog is not regarded as a significant factor for operations where orders are generally for prompt delivery. While backlog stated for all periods is believed to be firm, as all orders are supported by either a purchase order or a letter of intent, the possibility of cancellations makes it difficult to assess the firmness of backlog with certainty, and therefore there can be no assurance that the Company’s backlog will result in actual revenues.

Raw Materials

The Company purchases raw materials and most components used in its various manufacturing processes. The principal raw materials the Company purchases are rolled sheet steel, formed and galvanized steel, copper, aluminum, plate mirror glass, various chemicals, paints and plastics.

The materials, molds and dies, subassemblies and components purchased from other manufacturers, and other materials and supplies used in manufacturing processes have generally been available from a variety of sources. From time to time increases in raw material costs can affect future supply availability due in part to raw material demands by other industries. Whenever practical, the Company establishes multiple sources for the purchase of raw materials and components to achieve competitive pricing, ensure flexibility and protect against supply disruption. The Company employs a company-wide procurement strategy designed to reduce the purchase price of raw materials and purchased components. The Company believes that the use of these strategic sourcing procurement practices will continue to enhance its competitive position by reducing costs from its vendors and limiting cost increases for goods and services in sectors experiencing rising prices.

The Company is subject to significant market risk with respect to the pricing of its principal raw materials. If prices of these raw materials were to increase dramatically, the Company may not be able to pass such increases on to its customers and, as a result, gross margins could decline significantly.

The Company has certain sole-source suppliers in Italy and Poland that are currently experiencing financial difficulty. See “Risk Factors” included elsewhere herein.

Research and Development

The Company’s research and development activities are principally new product development and represent approximately 2.0%, 1.9% and 1.7% of the Company’s consolidated net sales in 2006, 2005 and 2004, respectively.

Trademarks and Patents

The Company owns or licenses numerous trademarks that it uses in the marketing of its products. Certain of the trademarks the Company owns, including Broan® and NuTone®, are particularly important in the marketing of its products. The Company also holds numerous design and process patents, but no single patent is material to the overall conduct of the Company’s business. It is the Company’s policy to obtain and protect patents whenever such action would be beneficial to it.

Environmental and Regulatory Matters

The Company is subject to numerous federal, state, local and foreign laws and regulations, relating to protection of the environment, including those that impose limitations on the discharge of pollutants into the air and water, establish standards for the use, treatment, storage and disposal of solid and hazardous materials and wastes and govern the cleanup of contaminated sites. The Company believes that it is in substantial compliance with the material laws and regulations applicable to it. The Company is involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites currently or formerly owned or operated by such companies or sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by the Company after a release has occurred. In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous materials or wastes. Expenditures in 2006, 2005 and 2004 to evaluate and remediate such sites were not material. While the Company is able to reasonably estimate its losses, the Company is unable to estimate with certainty its ultimate financial exposure in connection with identified or yet to be identified remedial actions due, among other reasons, to: (i) uncertainties surrounding the nature and application of current or future environmental regulations, (ii) the Company’s lack of information about additional sites to which it may be listed as a potentially responsible party, or PRP, (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation may be joint and several, each PRP is potentially wholly liable for other PRPs that become insolvent or bankrupt. Thus, the solvency of other PRPs could directly affect the Company’s ultimate aggregate clean-up costs. In certain circumstances, the Company’s liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

The Company’s HVAC products must be designed and manufactured to meet various regulatory standards. The United States and other countries have implemented a protocol on ozone-depleting substances that limits its ability to use HCFCs, a refrigerant used in air conditioning and heat pump products. In addition, the Company’s residential HVAC products are subject to federal minimum efficiency standards, which increased to 13 SEER in 2006. The Company’s residential HVAC products for manufactured housing include furnaces which must be designed and engineered to meet certain standards required by the U.S. Department of Housing and Urban Development and other federal agencies. The Company must continue to improve its products to meet these and other applicable standards as they develop and become more stringent over time.

Employees

The Company employed approximately 9,800 full time persons as of December 31, 2006.

A work stoppage at one of the Company’s facilities that lasts for a significant period of time could cause the Company to lose sales, incur increased costs and adversely affect its ability to meet customers’ needs. A plant shutdown or a substantial modification to a collective bargaining agreement could result in material gains or losses or the recognition of an asset impairment. As agreements expire and until negotiations are completed, the Company does not know whether it will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements or at all and without production interruptions, including labor stoppages.

On June 8, 2005, the Company's collective bargaining agreement with the United Automobile Aerospace & Agricultural Implement Workers of America and its Local No. 2029 expired. That bargaining unit covered approximately 4.4% of the Company's employees (414 employees), which were located at the Cincinnati, OH location of the Company's subsidiary NuTone. On or about June 8, 2005, the Company presented its final proposal to the union bargaining committee but such proposal was not accepted by the union members. On July 16, 2005, the Company locked out the union employees at the NuTone Cincinnati, OH facility. On September 6, 2005, the Company notified the union bargaining committee that negotiations had reached an impasse and that it was unilaterally implementing the terms of its final offer. Among other things, this implemented final offer does not provide the NuTone union members with post retirement medical and life insurance benefits. In late June 2006, the Company informed the union that the Company would close the manufacturing operations at the Cincinnati, OH facility on or about August 30, 2006. NuTone’s operating results are included in the RVP segment.

On July 27, 2006 the union members ratified a Closedown Agreement providing for the closedown and permanent layoff of all bargaining unit employees employed at the NuTone plant effective August 30, 2006, and the release by the union of any claims it may have against the Company. In 2007, the Company expects to record additional restructuring expenses of approximately $2.1 million as it completes the closedown of this facility.

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

Item 1A. Risk Factors.

The Company’s business is dependent upon the levels of remodeling and replacement activity and new construction activity and could be hurt by economic downturns.

Critical factors in the level of the Company’s sales, profitability and cash flows are the levels of residential remodeling and replacement activity and new residential and non-residential construction activity. The level of new residential and non-residential construction activity and, to a lesser extent, the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending habits, employment levels and other macroeconomic factors, over which the Company has no control. Any decline in economic activity as a result of these or other factors typically results in a decline in new construction and, to a lesser extent, residential remodeling and replacement purchases, which would result in a decrease in the Company’s sales, profitability and cash flows. For example, reduced levels of home sales and housing starts and other softening in the housing markets in 2006 negatively affected the Company’s results of operations over the second half of 2006 and these factors are expected to continue to negatively affect the Company’s results of operations in 2007.

Fluctuations in the cost or availability of raw materials and components and increases in freight and other costs could have an adverse effect on the Company’s business.

The Company is dependent upon raw materials and purchased components, including, among others, steel, motors, compressors, copper, packaging material, aluminum, plastics, glass and various chemicals and paints that it purchases from third parties. As a result, the Company’s results of operations, cash flows and financial condition may be adversely affected by increases in costs of raw materials or components, or in limited availability of raw materials or components. The Company does not typically enter into long-term supply contracts for raw materials and components. In addition, the Company generally does not hedge against its supply requirements. Accordingly, the Company may not be able to obtain raw materials and components from its current or alternative suppliers at reasonable prices in the future, or may not be able to obtain raw materials and components on the scale and within the time frames the Company requires. Further, if the Company’s suppliers are unable to meet the Company’s supply requirements, the Company could experience supply interruptions and/or costs increases which (to the extent the Company was unable to find alternate suppliers or pass along these additional costs to its customers) could adversely affect the Company’s results of operations, cash flows and financial condition.

For example, during 2004, 2005 and 2006, the Company experienced significant increases in the prices it paid for steel, copper, aluminum and steel fabricated parts. In addition, the Company has experienced and may continue to experience an increase in freight and other costs due to rising oil and other energy prices. While the Company was able to offset a portion of these cost increases in these periods by raising prices to its customers for some products, as well as through strategic sourcing initiatives and improvements in manufacturing efficiency, there can be no assurance that the Company will be able to offset all material cost increases in 2007 or in any future periods.

The availability of certain raw materials and component parts from sole or limited sources of supply may have an adverse effect on the Company’s business.

Sources of raw materials or component parts for certain of the Company’s operations may be dependent upon limited or sole sources of supply which may impact the Company’s ability to manufacture finished product. While the Company continually reviews alternative sources of supply, there can be no assurance that the Company will not face disruptions in sources of supply which could adversely affect the Company’s results of operations, cash flows and financial position.

Certain sole source suppliers of various fabricated material components and sub-assemblies (“material components”) to the Company’s kitchen range hood subsidiaries based in Italy and Poland experienced financial difficulties in January 2007. The Company is working and will continue to work closely with these suppliers to help them in meeting the supply needs of these subsidiaries for the foreseeable future. The Company has not experienced any significant difficulties in its production or shipments to its customers as a result of these suppliers’ difficulties in maintaining its production as of March 30, 2007. However, there can be no assurance that the Company will be able to continue to prevent a disruption in the supply of such material components or be able to find alternative suppliers. Should these suppliers be unable to continue in operation and the Company is unable to find alternative suppliers for a lengthy period of time, the Company could experience a material adverse effect on its operations. These subsidiaries based in Italy and Poland accounted for approximately 7% of the Company’s consolidated net sales and 5%, before the loss described below, of consolidated operating earnings for the year ended December 31, 2006 and accounted for approximately 7% of the Company’s consolidated net sales and 4% of consolidated operating earnings for the year ended December 31, 2005 and approximately 6.5% and 6.3% of consolidated assets at December 31, 2006 and 2005, respectively. The Company recorded approximately $16.0 million of estimated losses in the RVP segment in the fourth quarter of 2006 in selling, general and administrative expense, net resulting from the unlikelihood that these suppliers will be able to repay advances from our subsidiaries based in Italy and Poland and amounts due under other arrangements. While the Company has recorded its best estimate of the losses related to these suppliers, the actual losses may be different than the amounts recorded at December 31, 2006.

Weather fluctuations may negatively impact the Company’s business.

Weather fluctuations may adversely affect the Company’s operating results and its ability to maintain sales volume. In the Company’s HVAC segment, operations may be adversely affected by unseasonably warm weather in the months of November to February and unseasonably cool weather in the months of May to August, which has the effect of diminishing customer demand for heating and air conditioning products. In all of the Company’s segments, adverse weather conditions at any time of the year may negatively affect overall levels of new construction and remodeling and replacement activity, which in turn may lead to a decrease in sales. Many of the Company’s operating expenses are fixed and cannot be reduced during periods of decreased demand for its products. Accordingly, the Company’s results of operations and cash flows will be negatively impacted in quarters with lower sales due to weather fluctuations.

If the Company fails to identify suitable acquisition candidates, or to integrate the businesses it has acquired or will acquire in the future, it could negatively impact the Company’s business.

Historically, the Company has engaged in a significant number of acquisitions, and those acquisitions have contributed significantly to the Company’s growth in sales and profitability, particularly in the HTP segment. The Company believes that acquisitions will continue to be a key component of its growth strategy. However, the Company cannot assure that it will continue to locate and secure acquisition candidates on terms and conditions that are acceptable to the Company. If the Company is unable to identify attractive acquisition candidates, its growth, particularly in the HTP segment, could be impaired.

There are several risks in acquisitions, including:

•	the difficulty and expense that the Company incurs in connection with the acquisition,
•	the difficulty and expense that the Company incurs in the subsequent assimilation of the operations of the acquired company into the Company’s operations,
•	adverse accounting consequences of conforming the acquired company's accounting policies to the Company’s,
•
the difficulties and expense of developing, implementing and monitoring systems of internal controls at acquired companies, including disclosure controls and procedures and internal controls over financial reporting,

•	the difficulty in operating acquired businesses,
•	the diversion of management's attention from the Company’s other business concerns,
•	the potential loss of customers or key employees of acquired companies,
•	the impact on the Company’s financial condition due to the timing of the acquisition or the failure to meet operating expectations for the acquired business, and
•	the assumption of unknown liabilities of the acquired company.

The Company cannot assure that any acquisition it has made or may make will be successfully integrated into the Company’s on-going operations or that the Company will achieve any expected cost savings from any acquisition. If the operations of an acquired business do not meet expectations, the Company’s profitability and cash flows may be impaired and the Company may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business.

Because the Company competes against competitors with substantially greater resources, the Company faces external competitive risks that may negatively impact its business.

The Company’s RVP and HTP segments compete with many domestic and international suppliers in various markets. The Company competes with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. Some of the Company’s competitors in these markets have greater financial and marketing resources than the Company does.

In the HVAC segment, the Company’s residential HVAC products compete in both the site-built and manufactured housing markets on the basis of breadth and quality of product line, distribution, product availability and price. Most of the Company’s residential HVAC competitors have greater financial and marketing resources and the products of certain of the Company’s competitors may enjoy greater brand awareness than the Company’s residential HVAC products. The Company’s commercial HVAC products compete primarily on the basis of engineering support, quality, design and construction flexibility and total installed system cost. Most of the Company’s competitors in the commercial HVAC market have greater financial and marketing resources and enjoy greater brand awareness than the Company does.

Competitive factors could require the Company to reduce prices or increase spending on product development, marketing and sales, either of which could adversely affect its operating results.

Fluctuations in currency exchange rates could adversely affect the Company’s revenues, profitability and cash flows.

The Company’s foreign operations expose the Company to fluctuations in currency exchange rates and currency devaluations. The Company reports its financial results in U.S. dollars, but a portion of its sales and expenses are denominated in Euros and other currencies. As a result, changes in the relative values of U.S. dollars, Euros and other currencies will affect the Company’s levels of revenues and profitability. If the value of the U.S. dollar increases relative to the value of the Euro and other currencies, the Company’s levels of revenue and profitability will decline since the translation of a certain number of Euros or units of such other currencies into U.S. dollars for financial reporting purposes will represent fewer U.S. dollars. In addition, in the case of sales to customers in certain locations, the Company’s sales are denominated in U.S. dollars or Euros but all or a substantial portion of the Company’s associated costs are denominated in a different currency. As a result, changes in the relative values of U.S. dollars, Euros and any such different currency will affect the Company’s profitability and cash flows.

Because the Company has substantial operations outside the United States, the Company is subject to the economic and political conditions of foreign nations.

The Company has manufacturing facilities in several countries outside of the United States. In 2006, the Company sold products in approximately 100 countries other than the United States. Foreign net sales, which are attributed based upon the location of the Company’s subsidiary responsible for the sale, were approximately 18.5% and 19.5% of consolidated net sales for the years ended December 31, 2005 and 2006, respectively. The Company’s foreign operations are subject to a number of risks and uncertainties, including risks that:

•	foreign governments may impose limitations on the Company’s ability to repatriate funds,
•	foreign governments may impose withholding or other taxes on remittances and other payments to the Company, or the amount of any such taxes may increase,
•	an outbreak or escalation of any insurrection, armed conflict or act of terrorism, or another form of political instability, may occur,
•	natural disasters may occur, and local governments may have difficulties in responding to these events,
•	foreign governments may nationalize foreign assets or engage in other forms of government protectionism,
•	foreign governments may impose or increase investment barriers, customs or tariffs or other restrictions affecting the Company’s business, and
•
development, implementation and monitoring of systems of internal controls of the Company’s international operations, including disclosure controls and procedures and internal controls over financial reporting, may be difficult and expensive.

The occurrence of any of these conditions could disrupt the Company’s business in particular countries or regions of the world, or prevent the Company from conducting business in particular countries or regions, which could reduce sales and adversely affect profitability. In addition, the Company relies on dividends and other payments or distributions from its subsidiaries to meet its debt obligations. If foreign governments impose limitations on the Company’s ability to repatriate funds or impose or increase taxes on remittances or other payments to the Company, the amount of dividends and other distributions the Company receives from its subsidiaries could be reduced, which could reduce the amount of cash available to the Company to meet its debt obligations.

Varying international business practices.

The Company currently purchases raw materials, components and finished products from various foreign suppliers. To the extent that any such foreign supplier utilizes labor or other practices that vary from those commonly accepted in the United States, the Company’s business and reputation could be adversely affected by any resulting litigation, negative publicity, political pressure or otherwise.

A decline in the Company’s relations with its key distributors and dealers or loss of major customers may negatively impact the Company’s business.

The Company’s operations depend upon its ability to maintain relations with its independent distributors and dealers and the Company does not typically enter into long-term contracts with them. If the Company’s key distributors or dealers are unwilling to continue to sell the Company’s products or if any of them merge with or are purchased by a competitor, the Company could experience a decline in sales. If the Company is unable to replace such distributors or dealers or otherwise replace the resulting loss of sales, the Company’s business, results of operations and cash flows could be adversely affected. For the year ended December 31, 2006, approximately 54% of the Company’s consolidated net sales were made through its independent distributors and dealers, and the Company’s largest distributor or dealer accounted for approximately 5.1% of consolidated net sales for the year ended December 31, 2006.

In addition, the loss of one or more of the Company’s other major customers, or a substantial decrease in such customers' purchases from the Company, could have a material adverse effect on results of operations and cash flows. Because the Company does not generally have binding long-term purchasing agreements with its customers, there can be no assurance that the Company’s existing customers will continue to purchase products from the Company. The Company’s largest customer (other than a distributor or dealer) accounted for approximately 4.6% of consolidated net sales for the year ended December 31, 2006.

Labor disruptions or cost increases could adversely affect the Company’s business.

A work stoppage at one of the Company’s facilities that lasts for a significant period of time could cause the Company to lose sales, incur increased costs and adversely affect its ability to meet customers' needs. A plant shutdown or a substantial modification to employment terms (including the collective bargaining agreements affecting the Company’s unionized employees) could result in material gains or losses or the recognition of an asset impairment. As collective bargaining agreements expire and until negotiations are completed, it is not known whether the Company will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements or at all without production interruptions, including labor stoppages. Currently, approximately 6.7% of the Company’s employees are unionized, and from time to time the Company experiences union organizing efforts directed at the Company’s non-union employees. The Company may also experience labor cost increases or disruptions in its non-union facilities in circumstances where the Company must compete for employees with necessary skills and experience or in tight labor markets.

The Company must continue to innovate and improve its products to maintain its competitive advantage.

The Company’s ability to maintain and grow its market shares depends on the ability to continue to develop high quality, innovative products. An important part of the Company’s competitive strategy includes leveraging its distributor and dealer relationships and its existing brands to introduce new products. In addition, some of the Company’s HVAC products are subject to federal minimum efficiency standards and/or protocols concerning the use of ozone-depleting substances that have and are expected to continue to become more stringent over time. The Company cannot assure that its investments in product innovation and technological development will be sufficient or that it will be able to create and market new products to enable the Company to successfully compete with new products or technologies developed by the Company’s competitors or meet heightened regulatory requirements in the future.

The Company could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as a result of violations of or liabilities under environmental laws.

The Company’s operations are subject to numerous federal, state, local and foreign laws and regulations relating to protection of the environment, including those that impose limitations on the discharge of pollutants into the air and water, establish standards for the use, treatment, storage and disposal of solid and hazardous materials and wastes and govern the cleanup of contaminated sites. The Company has used and continues to use various substances in its products and manufacturing operations, and has generated and continues to generate wastes, which have been or may be deemed to be hazardous or dangerous. As such, the Company’s business is subject to and may be materially and adversely affected by compliance obligations and other liabilities under environmental, health and safety laws and regulations. These laws and regulations affect ongoing operations and require capital costs and operating expenditures in order to achieve and maintain compliance. For example, the United States and other countries have established programs for limiting the production, importation and use of certain ozone depleting chemicals, including hydrochlorofluorocarbons, or HCFCs, a refrigerant used in the Company’s air conditioning and heat pump products. Some of these chemicals have been banned completely, and others are currently scheduled to be phased out in the United States by the year 2010. Modifications to the design of the Company’s products may be necessary in order to utilize alternative refrigerants.

In addition, the Company could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, and third party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at its facilities. Certain environmental laws and regulations also impose liability, without regard to knowledge or fault, relating to the existence of contamination at or associated with properties used in the Company’s current and former operations or those of the Company’s predecessors, or at locations to which current or former operations or those of the Company’s predecessors have shipped waste for disposal. Contaminants have been detected at certain of the Company’s former sites, and the Company has been named as a potentially responsible party at several third-party waste disposal sites. While the Company is not currently aware of any such sites as to which material outstanding claims or obligations exist, the discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites could result in significant liability. In addition, the Company cannot be certain that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations, or other unanticipated events will not arise in the future and give rise to material environmental liabilities, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company faces risks of litigation and liability claims on product liability, workers compensation and other matters, the extent of which exposure can be difficult or impossible to estimate and which can negatively impact the Company’s business, financial condition, results of operations and cash flows.

The Company is subject to legal proceedings and claims arising out of its businesses that cover a wide range of matters, including contract and employment claims, product liability claims, warranty claims and claims for modification, adjustment or replacement of component parts of units sold. Product liability and other legal proceedings include those related to businesses the Company has acquired or properties it has previously owned or operated.

The development, manufacture, sale and use of the Company’s products involve risks of product liability and warranty claims, including personal injury and property damage arising from fire, soot, mold and carbon monoxide. The Company currently carries insurance and maintains reserves for potential product liability claims. However, the Company’s insurance coverage may be inadequate if such claims do arise and any liability not covered by insurance could have a material adverse effect on the Company’s business. To date, the Company has been able to obtain insurance in amounts it believes to be appropriate to cover such liability. However, the Company’s insurance premiums may increase in the future as a consequence of conditions in the insurance business generally or the Company’s situation in particular. Any such increase could result in lower profits or cause the need to reduce the Company’s insurance coverage. In addition, a future claim may be brought against the Company which would have a material adverse effect on the Company. Any product liability claim may also include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. The Company’s product liability insurance policies have limits that if exceeded, may result in material costs that would have an adverse effect on future profitability. In addition, warranty claims are generally not covered by the Company’s product liability insurance. Further, any product liability or warranty issues may adversely affect the Company’s reputation as a manufacturer of high-quality, safe products and could have a material adverse effect on its business.

Product recalls or reworks may adversely affect the Company’s business.

In the event the Company produces a product that is alleged to contain a design or manufacturing defect, the Company could be required to incur costs involved to recall or rework that product. While the Company has undertaken several voluntary product recalls and reworks over the past several years, additional product recalls and reworks could result in material costs. Many of the Company’s products, especially certain models of bath fans, range hoods and residential furnaces and air conditioners, have a large installed base, and any recalls and reworks related to products with a large installed base could be particularly costly. The costs of product recalls and reworks are not generally covered by insurance. In addition, the Company’s reputation for safety and quality is essential to maintaining its market share and protecting its brands. Any recalls or reworks may adversely affect the Company’s reputation as a manufacturer of high-quality, safe products and could have a material adverse effect on its financial condition, results of operations and cash flows.

The Company’s business operations could be significantly disrupted if it lost members of its management team.

The Company’s success depends to a significant degree upon the continued contributions of its executive officers and key employees and consultants, both individually and as a group. The Company’s future performance will be substantially dependent on its ability to retain and motivate them. The loss of the services of any of these executive officers or key employees and consultants, particularly the Company’s chairman and chief executive officer, Richard L. Bready, and the Company’s other executive officers, could prevent the Company from executing its business strategy.

The Company’s business operations could be negatively impacted if it fails to adequately protect its intellectual property rights, if it fails to comply with the terms of its licenses or if third parties claim that the Company is in violation of its intellectual property rights.

The Company is highly dependent on certain of the brand names under which it sells its products, including Broan® and NuTone®. Failure to protect these brand names and other intellectual property rights or to prevent their unauthorized use by third parties could adversely affect the Company’s business. The Company seeks to protect its intellectual property rights through a combination of trademark, copyright, patent and trade secret laws, as well as confidentiality agreements. These protections may not be adequate to prevent competitors from using the Company’s brand names and trademarks without authorization or from copying the Company’s products or developing products equivalent to or superior to the Company’s. The Company licenses several brand names from third parties. In the event the Company fails to comply with the terms of these licenses, the Company could lose the right to use these brand names. In addition, the Company faces the risk of claims that the Company is infringing third parties' intellectual property rights. Any such claim, even if it is without merit, could be expensive and time-consuming; could cause the Company to cease making, using or selling certain products that incorporate the disputed intellectual property; could require the Company to redesign its products, if feasible; could divert management time and attention; and could require the Company to enter into costly royalty or licensing arrangements.

The Company’s substantial debt could negatively impact its business, prevent the Company from fulfilling its outstanding debt obligations and adversely affect its financial condition.

The Company has a substantial amount of debt. As of December 31, 2006, the Company had approximately $1,405.6 million of total debt outstanding and a debt to equity ratio of approximately 2.5:1. The terms of the Company’s outstanding debt, including the Company’s 8 1/2% senior subordinated notes and senior secured credit facility limit, but do not prohibit, the Company from incurring additional debt. As of March 30, 2007, Nortek had approximately $34.0 million outstanding and approximately $133.2 million of additional borrowing capacity under the U.S. revolving portion of its senior secured credit facility, with approximately $22.8 million in outstanding letters of credit, and had no outstanding borrowings and approximately $10.0 million of additional borrowing capacity under the Canadian revolving portion of its senior secured credit facility. If additional debt is added to current debt levels, the related risks described below could intensify.

The substantial amount of the Company’s debt could have important consequences, including the following:

•	the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, refinancing indebtedness, or other purposes could be impaired,
•	a substantial portion of the Company’s cash flow from operations will be dedicated to paying principal and interest on its debt, thereby reducing funds available for expansion or other purposes,
•	the Company may be more leveraged than some of its competitors, which may result in a competitive disadvantage,
•	the Company may be vulnerable to interest rate increases, as certain of its borrowings, including those under the Nortek senior secured credit facility, are at variable rates,
•	the Company’s failure to comply with the restrictions in its financing agreements would have a material adverse effect on the Company,
•	the Company’s significant amount of debt could make it more vulnerable to changes in general economic conditions,
•	the Company may be restricted from making strategic acquisitions, investing in new products or capital assets or taking advantage of business opportunities, and
•	the Company may be limited in its flexibility in planning for, or reacting to, changes in its business and the industries in which it operates.

The Company believes that it will need to access the capital markets in the future to raise the funds to repay its debt that remains outstanding at December 31, 2006. The Company has no assurance that it will be able to complete a refinancing or that it will be able to raise any additional financing, particularly in view of the Company’s anticipated high levels of debt and the restrictions under its current debt agreements. If the Company is unable to satisfy or refinance its current debt as it comes due, the Company may default on its debt obligations. If the Company defaults on its debt obligations, virtually all of the Company’s other debt would become immediately due and payable. Any default on the Company’s debt obligations or the acceleration of its debt will likely have a substantial adverse effect on the Company’s financial condition, results of operations and cash flows.

The terms of the Company’s debt covenants could limit how the Company conducts its business and its ability to raise additional funds.

The agreements which govern the terms of the Company’s debt, including the indenture that governs Nortek's 8 1/2% senior subordinated notes and the agreement that governs Nortek's senior secured credit facility, contain covenants that restrict the Company’s ability and the ability of the Company’s subsidiaries to:

•	incur additional indebtedness,
•	pay dividends or make other distributions,
•	make loans or investments,
•	incur certain liens,
•	enter into transactions with affiliates, and
•	consolidate, merge or sell assets.

In addition, Nortek's senior secured credit facility contains financial maintenance covenants, which become more restrictive over time, and the Company cannot assure that these covenants will always be met. A breach of the covenants under the indenture that governs Nortek's 8 1/2% senior subordinated notes or under the agreement that governs Nortek's senior secured credit facility could result in an event of default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under Nortek's senior secured credit facility would permit the lenders to terminate all commitments to extend further credit under that facility. Furthermore, if Nortek was unable to repay the amounts due and payable under its senior secured credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event the Company’s lenders or noteholders accelerate the repayment of their borrowings, the Company cannot assure that the Company and its subsidiaries would have sufficient assets to repay such indebtedness. The Company’s future financing arrangements will likely contain similar or more restrictive covenants. As a result of these restrictions, the Company may be:

•	limited in how the Company conducts its business,
•	unable to raise additional debt or equity financing to operate during general economic or business downturns, or
•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect the Company’s ability to grow in accordance with its plans. Refer to Note 6 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

The Company may be unable to generate sufficient cash to service all of its indebtedness and may be forced to take other actions to satisfy its obligations under such indebtedness, which may not be successful.

The Company’s ability to make scheduled payments on or to refinance its debt obligations depends on the Company’s subsidiaries' financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors beyond the Company’s control. The Company cannot assure that its subsidiaries will maintain a level of cash flows from operating activities sufficient to permit the Company to pay or refinance its indebtedness. If the Company’s subsidiaries' cash flows and capital resources are insufficient to fund the Company’s debt service obligations, the Company and its subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance its indebtedness. These alternative measures may not be successful and may not permit the Company to meet its scheduled debt service obligations.

If the Company is unable to access funds generated by its subsidiaries the Company may not be able to meet its financial obligations.

Because the Company conducts all of its operations through its subsidiaries, the Company depends on those entities for dividends, distributions and other payments to generate the funds necessary to meet its financial obligations. Legal restrictions in the United States and foreign jurisdictions applicable to the Company’s subsidiaries and contractual restrictions in certain agreements governing current and future indebtedness of the Company’s subsidiaries, as well as the financial condition and operating requirements of the Company’s subsidiaries, may limit the Company’s ability to obtain cash from its subsidiaries. All of the Company’s subsidiaries are separate and independent legal entities and have no obligation whatsoever to pay any dividends, distributions or other payments to the Company.

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

		Approximate
Location (1)	Description	Square Feet

Residential Ventilation Products Segment:
Union, IL	Manufacturing/Warehouse/Administrative	197,000	(2)
Hartford, WI	Manufacturing/Warehouse/Administrative	538,000	(3)
Mississauga, ONT, Canada	Manufacturing/Warehouse/Administrative	110,000
Fabriano, Italy	Manufacturing/Warehouse/Administrative	166,000
Cerreto D’Esi, Italy	Manufacturing/Warehouse/Administrative	180,000
Montefano, Italy	Manufacturing/Warehouse/Administrative	93,000	(2)
Cleburne, TX	Manufacturing/Warehouse/Administrative	215,000	(3)
Los Angeles, CA	Manufacturing/Administrative	177,000	*
Drummondville, QUE, Canada	Manufacturing/Warehouse/Administrative	126,000
Cincinnati, OH	Manufacturing/Warehouse/Administrative	735,000	(4)
Chenjian, Huizhou, PRC	Manufacturing/Warehouse/Administrative/Other	198,000
San Francisco, CA	Warehouse/Administrative	50,000	*
Gliwice, Poland	Manufacturing/Warehouse/Administrative	151,000

Home Technology Products Segment:
Sylmar, CA	Administrative	18,000	*
Xiang, Bao An County, Shenzhen, PRC	Manufacturing/Warehouse/Administrative/Other	251,000	*
Chaiwan, Hong Kong	Administrative	15,000	*
Lexington, KY	Warehouse/Administrative	48,000	*
Carlsbad, CA	Warehouse/Administrative	64,000	*
Vista, CA	Warehouse	55,000	*
Riverside, CA	Administrative	82,000	*
Casnovia, MI	Manufacturing/Warehouse/Administrative	23,000	*
Phoenix, AZ	Manufacturing/Warehouse/Administrative	51,000	*
Petaluma, CA	Warehouse/Administrative	26,000	*
Miami, FL	Warehouse/Administrative	62,000	*
Cambridge, U.K.	Warehouse/Administrative	11,000
Snohomish, WA	Manufacturing/Warehouse/Administrative	25,000	*
Tallahassee, FL	Manufacturing/Warehouse/Administrative	71,000	(3)
Summerville, SC	Warehouse/Administrative	162,000	*
New Milford, CT	Manufacturing/Warehouse/Administrative	17,000	**
Woodland Hills, CA	Warehouse/Administrative	10,000	*
Salt Lake City, UT	Manufacturing/Warehouse/Administrative	25,000	*

Air Conditioning and Heating Products Segment:
St. Leonard d’Aston, QUE, Canada	Manufacturing/Administrative	95,000	*
Saskatoon, Saskatchewan, Canada	Manufacturing/Administrative	49,000	*
O’Fallon, MO	Warehouse/Administrative	70,000	*
St. Louis, MO	Manufacturing/Warehouse	103,000	*
Boonville, MO	Manufacturing	250,000	(3)
Boonville, MO	Warehouse/Administrative	150,000	(2)
Tipton, MO	Manufacturing	50,000	(3)
Poplar Bluff, MO	Manufacturing/Warehouse	725,000	**
Dyersburg, TN	Manufacturing/Warehouse	368,000	**
Holland, MI	Manufacturing/Administrative	45,000	*
Chaska, MN	Manufacturing/Administrative	230,000	*
Oklahoma City, OK	Manufacturing/Administrative	127,000	(3)
Okarche, OK	Manufacturing/Warehouse/Administrative	228,000	(3)
Springfield, MO	Manufacturing/Warehouse/Administrative	113,000	*
Anjou, QUE, Canada	Manufacturing/Administrative	122,000	*
Edenbridge, Kent, U.K.	Manufacturing/Administrative	92,000	*
Fenton, Stoke-on-Trent, U.K.	Manufacturing/Administrative	104,000	*
Miami, FL	Manufacturing/Warehouse/Administrative	24,000	*
Anji County, Zhejiang, PRC	Manufacturing/Warehouse/Administrative	202,000	(2)
Clackamas, OR	Manufacturing/Warehouse/Administrative	172,000	*
Tualatin, OR	Manufacturing/Warehouse/Administrative	191,000	*

Other:
Providence, RI	Administrative	23,000	*

(1) Certain locations may represent more than one property and the square footage includes all properties within that location.

(2)	These facilities are pledged as security under various subsidiary debt agreements.

(3)	These facilities are pledged as security under Nortek’s senior secured credit facility.

(4)	This property and facility is currently under agreement to be sold.

Item 3. Legal Proceedings.

The Company and its subsidiaries are subject to numerous federal, state and local laws and regulations, including environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with the material laws and regulations applicable to it. The Company is involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by the Company after a release has occurred. In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous substances management. The Company believes that all such claims asserted against it, or such obligations incurred by it, will not have a material adverse effect upon the Company’s financial condition or results of operations. Expenditures in 2006, 2005 and 2004 to evaluate and remediate such sites were not material. While the Company is able to reasonably estimate its losses, the Company is unable to estimate with certainty its ultimate financial exposure in connection with identified or yet to be identified remedial actions due among other reasons to: (i) uncertainties surrounding the nature and application of environmental regulations, (ii) the Company’s lack of information about additional sites to which it may be listed as a potentially responsible part (“PRP”), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation is joint and several, each PRP is potentially wholly liable for other PRP’s that become insolvent or bankrupt. Thus, the solvency of other PRP’s could directly affect the Company’s ultimate aggregate clean-up costs. In certain circumstances, the Company’s liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

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

As of March 30, 2007, there were 3,000 shares of common stock of the Company authorized and 3,000 shares of common stock of the Company outstanding, all of which are owned by Nortek Holdings, Inc. (“Nortek Holdings”).

NTK Holdings, Inc. (“NTK Holdings”) was formed to hold the capital stock of Nortek Holdings. Prior to February 10, 2005, Nortek Holdings was a direct wholly-owned subsidiary of Investors LLC. On February 10, 2005, NTK Holdings issued 3,000 shares of capital stock to Investors LLC in exchange for Investor LLC’s 3,000 shares of capital stock of Nortek Holdings.

On May 5, 2006, NTK Holdings filed a registration statement on Form S-1 (most recently amended on September 15, 2006) with the SEC for an initial public offering of shares of its common stock (the “Offering”). Although NTK Holdings has not withdrawn its registration statement on Form S-1, there can be no assurance that the Company will complete the Offering in the foreseeable future.

On May 10, 2006, NTK Holdings borrowed an aggregate principal amount of $205.0 million under a senior unsecured loan facility. A portion of these proceeds was used to contribute capital of approximately $25.9 million to Nortek Holdings, which was used by Nortek Holdings, together with a dividend of approximately $28.1 million from the Company to make a distribution of approximately $54.0 million to participants under the 2004 Nortek Holdings, Inc. Deferred Compensation Plan (including certain of the Company’s executive officers).

The Company’s senior secured credit facility and the Indenture for its 8 1/2% $625.0 million senior subordinated notes due 2014 contain restrictions on the Company’s ability to pay certain dividends. For more information see Note 6 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

See Notes 1, 2, 6 and 7 of the Notes to the Consolidated Financial Statements, Item 8 of Part II of this report, incorporated herein by reference.

Item 6. Consolidated Selected Financial Data.

	For the Periods
	Post-Acquisition			Pre-Acquisition		Pre-Recapitalization
	Jan. 1, 2006 -	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -	Jan. 10, 2003 -	Jan. 1, 2003 -	Jan. 1, 2002 -
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004	Dec. 31, 2003	Jan. 9, 2003	Dec. 31, 2002
	(In millions except ratios)

Consolidated Summary of Operations:
Net sales	$2,218.4	$1,959.2	$561.0	$1,117.9	$1,480.6	$24.8	$1,376.5
Operating earnings (loss) (1)	267.0	237.2	42.1	32.6	159.4	(81.8)	120.5
Earnings (loss) from continuing operations	89.7	80.5	(2.2)	(111.3)	62.1	(60.9)	44.2
Earnings (loss) from discontinued operations	---	---	(0.5)	67.4	12.1	(1.0)	18.3
Net earnings (loss)	89.7	80.5	(2.7)	(43.9)	74.2	(61.9)	62.5

Financial Position:
Unrestricted cash, investments and
marketable securities	$57.4	$77.2	$95.0	$202.0	$194.1	$283.6	$294.8
Working capital	211.1	273.8	284.1	(645.2)	689.8	830.0	816.3
Total assets	2,627.3	2,416.6	2,297.4	1,730.3	2,100.0	1,781.2	1,830.9
Total debt--
Current	43.3	19.7	19.8	13.4	15.3	4.4	5.5
Long-term	1,362.3	1,354.1	1,350.2	30.4	1,324.6	953.7	953.8
Current ratio	1.4:1	1.7:1	1.9:1	0.5:1	2.7:1	2.9:1	3.1:1
Debt to equity ratio	2.5:1	2.7:1	3.3:1	0.4:1	6.7:1	3.5:1	3.0:1
Depreciation and amortization expense including non-cash interest	66.5	51.2	24.4	50.5	38.2	0.7	32.6
Capital expenditures (2)	42.3	33.7	15.1	12.7	24.7	0.2	19.0
Stockholder’s investment	563.1	500.3	417.0	114.6	200.1	272.1	317.5

See the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein regarding the effect on operating results of acquisitions, discontinued operations and other matters. See Part II, Item 5 of this report, incorporated herein by reference, for a discussion on certain Stockholder Matters.

(1)  See Note 14 of the Notes to the Consolidated Financial Statements included elsewhere herein.

(2)  Includes capital expenditures financed under capital leases of approximately $4.8 million, $1.6 million, $0.9 million and $7.6 million for the year ended December 31, 2005 and the periods from August 28, 2004 to December 31, 2004, from January 1, 2004 to August 27, 2004 and from January 10, 2003 to December 31, 2003, respectively. There were no capital leases for the year ended December 31, 2006, the period from January 1, 2003 to January 9, 2003 and the year ended December 31, 2002.

NORTEK, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2006

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Nortek, Inc. and its wholly-owned subsidiaries (individually and collectively the “Company” or “Nortek”) are diversified manufacturers of innovative, branded residential and commercial building products, operating within three reporting segments:

•	the Residential Ventilation Products, or RVP, segment,
•	the Home Technology Products, or HTP, segment, and
•	the Air Conditioning and Heating Products, or HVAC, segment.

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

The Home Technology Products segment manufactures and sells a broad array of products designed to provide convenience and security for residential and light commercial applications. The principal products sold by the segment are:

•	audio / video distribution and control equipment,
•	speakers and subwoofers,
•	security and access control products,
•	power conditioners and surge protectors,
•	audio / video wall mounts and fixtures,
•	lighting controls, and
•	structured wiring.

The Air Conditioning and Heating Products segment manufactures and sells heating, ventilating and air conditioning (“HVAC”) systems for site-built residential and manufactured housing structures, custom-designed commercial applications and standard light commercial applications. The principal products sold by the segment are:

•	split system air conditioners and heat pumps,
•	furnaces and related equipment,
•	air handlers, and
•	large custom roof top cooling and heating products.

In the results of operations presented below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense not allocated to its segments.

Changes in Structure and Ownership

Over the past several years, the Company has undergone changes in its structure and ownership that are useful to an understanding of the Company’s financial results over this time period.

•	Nortek had been a public company for over thirty-five years until November 2002 when the former Nortek Holdings was formed to become its holding company and successor public company.
•	The former Nortek Holdings was then taken private in an acquisition by affiliates and designees of Kelso & Company L.P., together with members of the Company’s management, in January 2003.
•
Affiliates of Thomas H. Lee Partners, L.P., together with members of the Company’s management, purchased the former Nortek Holdings from affiliates and designees of Kelso & Company L.P. in August 2004. The former Nortek Holdings was merged out of existence and a newly formed acquisition subsidiary became the parent company of Nortek and was renamed Nortek Holdings.

•	NTK Holdings, then a newly formed company, became the parent company of Nortek Holdings in February 2005 in order to facilitate a financing and related dividend.

These events, as well as further developments and recent acquisitions and discontinued operations, are discussed in more detail below.

The THL Transaction

On August 27, 2004, THL Buildco, a newly formed corporation affiliated with Thomas H. Lee Partners, L.P. and a subsidiary of THL Buildco Holdings, Inc., purchased all of the outstanding capital stock of the former Nortek Holdings pursuant to a stock purchase agreement for a purchase price of approximately $743.2 million. The Company refers to this transaction as the “Acquisition”.

Immediately upon the completion of the Acquisition, THL Buildco was merged with and into the former Nortek Holdings, with the former Nortek Holdings continuing as the surviving corporation. The former Nortek Holdings was then merged with and into Nortek, Inc., with Nortek, Inc. continuing as the surviving corporation and a wholly-owned subsidiary of THL Buildco Holdings. THL Buildco Holdings was then renamed Nortek Holdings, Inc. Nortek Holdings is wholly owned by NTK Holdings, which is wholly owned by THL-Nortek Investors, LLC, a Delaware limited liability company (“Investors LLC”). In connection with the Acquisition, members of Nortek management reinvested a portion of their equity interest in the former Nortek Holdings for an equity interest in Investors LLC and interests in a deferred compensation plan established by Nortek Holdings. The Acquisition and the above events are collectively referred to herein as the “THL Transaction”.

Financial Statement Presentation

The consolidated financial statements included herein for the period from January 1, 2004 to August 28, 2004 (“Pre-Acquisition”) reflects the financial position, results of operations and cash flows of the former Nortek Holdings, Inc. and all of its wholly-owned subsidiaries (the predecessor company) and periods subsequent to August 27, 2004 (“Post-Acquisition”), reflect the financial position, results of operations and cash flows of Nortek, Inc. and all of its wholly-owned subsidiaries (the successor company and survivor from the mergers noted above in connection with the THL Transaction).

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

Acquisitions

The Company has made the following acquisitions since January 1, 2004:

Acquired Company	Date of Acquisition	Primary Business of Acquired Company	Reporting Segment

LiteTouch, Inc.	March 2, 2007	Design, manufacture and sale of automated lighting control for a variety of applications including residential, commercial, new construction and retro-fit.	HTP

Gefen, Inc.	December 12, 2006	Design and sale of audio and video products which extend, switch, distribute and convert signals in a variety of formats, including high definition, for both the residential and commercial markets.	HTP

Zephyr Corporation	November 11, 2006	Design and sale of upscale range hoods.	RVP

Pacific Zephyr Range Hood, Inc.	November 11, 2006	Design, sale and installation of range hoods and other kitchen products for Asian cooking markets in the United States.	RVP

Magenta Research, Ltd.	July 18, 2006	Design and sale of products that distribute audio and video signals over Category 5 and fiber optic cable to multiple display screens.	HTP

Secure Wireless, Inc.	June 26, 2006	Design and sale of wireless security products for the residential and commercial markets.	HTP

Advanced Bridging Technologies, Inc.	June 26, 2006	Design and sale of innovative radio frequency control products and accessories.	HTP

Huntair, Inc.	April 14, 2006	Design, manufacture and sale of custom air handlers and related products for commercial and clean room applications.	HVAC

Cleanpak International, LLC	April 14, 2006	Design, manufacture and sale of custom air handlers and related products for commercial and clean room applications.	HVAC

Furman Sound, Inc.	February 22, 2006	Design and sale of audio and video signal processors and innovative power conditioning and surge protection products.	HTP

Mammoth (Zhejiang) EG Air Conditioning Ltd. (1)	January 25, 2006	Design, manufacture and sale of commercial HVAC products, including water source heat pumps.	HVAC

Shanghai Mammoth Air Conditioning Co., Ltd. (1)	January 25, 2006	Design, manufacture and sale of commercial HVAC products, including water source heat pumps.	HVAC

GTO, Inc.	December 9, 2005	Design, manufacture and sale of automatic electric gate openers and access control devices to enhance the security and convenience of both residential and commercial property fences.	HTP

Sunfire Corporation	August 26, 2005	Design, manufacture and sale of home audio and home cinema amplifiers, receivers and subwoofers.	HTP

Imerge Limited	August 8, 2005	Design and sale of hard disk media players and multi-room audio servers.	HTP

Niles Audio Corporation	July 15, 2005	Design, manufacture and sale of whole-house audio/video distribution equipment, including speakers, receivers, amplifiers, automation devices, controls and accessories.	HTP

International Marketing Supply, Inc.	June 13, 2005	Sale of heating, ventilation and air conditioning equipment to customers in Latin America and the Caribbean.	HVAC

Panamax, Inc.	April 26, 2005	Design and sale of innovative power conditioning and surge protection products that prevent loss or damage of home and small business equipment due to power disturbances.	HTP

M&S Systems, LP	December 17, 2004	Design and sale of distributed audio and communication equipment and speakers	HTP

OmniMount Systems, Inc.	March 9, 2004	Design, manufacture and sale of audio/video wall mounts and fixtures.	HTP

(1) Increase in ownership to 60%

These acquisitions have been accounted for under the purchase method of accounting and accordingly, the results of these acquisitions are included in the Company’s consolidated results since the date of their acquisition.

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

Revenue Recognition, Accounts Receivable and Related Expenses

The Company recognizes sales based upon shipment of products to its customers and has procedures in place at each of its subsidiaries to ensure that an accurate cut-off is obtained for each reporting period.

Allowances for cash discounts, volume rebates, and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sales based upon the estimated future outcome. Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed to with the Company’s various customers, which are typically earned by the customer over an annual period. The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period and the contractual provisions of the customer agreements. For calendar year customer agreements, the Company is able to adjust its periodic estimates to actual amounts as of December 31 each year based upon the contractual provisions of the customer agreements. For those customers who have agreements that are not on a calendar year cycle, the Company records estimates at December 31 consistent with the above described methodology. As a result, at the end of any given reporting period, the amounts recorded for these allowances are based upon estimates of the likely outcome of future sales with the applicable customers and may require adjustment in the future if the actual outcome differs. The Company believes that its procedures for estimating such amounts are reasonable.

Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. The Company generally estimates customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return while also factoring in any new business conditions that might impact the historical analysis such as new product introduction. The Company believes that its procedures for estimating such amounts are reasonable.

Provisions for the estimated costs for future product warranty claims are recorded in cost of sales at the time a sale is recorded. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as new product introduction. The Company also periodically evaluates the adequacy of its reserves for warranty recorded in its consolidated balance sheet as a further test to ensure the adequacy of the recorded provisions. Warranty claims can extend far into the future. As a result, significant judgment is required by the Company in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. The Company believes that its procedures for estimating such amounts are reasonable.

Provisions for the estimated allowance for doubtful accounts are recorded in selling, general and administrative expense, net at the time a sale is recorded. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as changes in economic conditions, past due and nonperforming accounts, bankruptcies or other events affecting particular customers. The Company also periodically evaluates the adequacy of its allowance for doubtful accounts recorded in its consolidated balance sheet as a further test to ensure the adequacy of the recorded provisions. The analysis for allowance for doubtful accounts often involves subjective analysis of a particular customer’s ability to pay. As a result, significant judgment is required by the Company in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. The Company believes that its procedures for estimating such amounts are reasonable.

Inventory Valuation

The Company values inventories at the lower of the cost or market with approximately 39.6% of the Company’s inventory as of December 31, 2006 valued using the last-in, first-out (“LIFO”) method and the remainder valued using the first-in, first-out (“FIFO”) method. In connection with both LIFO and FIFO inventories, the Company will record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. The Company believes that its procedures for estimating such amounts are reasonable.

Prepaid Income Tax Assets and Deferred Tax Liabilities

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal, state and foreign income tax returns to be recognized in the balance sheet. As the Company generally does not file their income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards and valuation allowances required, if any, for tax assets that may not be realizable in the future. The Company requires each of its subsidiaries to submit year-end tax information packages as part of the year-end financial statement closing process so that the information used to estimate the deferred tax accounts at December 31 is reasonably consistent with the amounts expected to be included in the filed tax returns. SFAS No. 109 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference. As such, the Company has historically had prepaid income tax assets due principally to the unfavorable tax consequences of recording expenses for required book reserves for such things as, among others, bad debts, inventory valuation, insurance, product liability and warranty that cannot be deducted for income tax purposes until such expenses are actually paid. The Company believes that the amounts recorded as prepaid income tax assets will be recoverable through future taxable income generated by the Company, although there can be no assurance that all recognized prepaid income tax assets will be fully recovered. The Company believes the procedures and estimates used in its accounting for income taxes are reasonable and in accordance with established tax law. The income tax estimates used have historically not resulted in material adjustments to income tax expense in subsequent periods when the estimates are adjusted to the actual filed tax return amounts, although there may be reclassifications between the current and long-term portion of the deferred tax accounts.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”, (“FIN 48”). FIN 48 clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of “more-likely-than-not” and a measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 31, 2006. Accordingly, the Company will adopt FIN 48 on January 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment of the Company’s opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position). The Company has assessed the impact of this interpretation on its domestic subsidiaries and currently estimates that the application of this standard on such subsidiaries will result in a reduction of retained earnings of between $3.0 million (unaudited) and $4.0 million (unaudited), and an increase of goodwill related to pre-acquisition tax uncertainties of between $6.0 (unaudited) and $7.0 million (unaudited). The Company is currently in the process of assessing the impact of this interpretation on its foreign subsidiaries.

Goodwill and Other Long-Lived Assets

The Company accounts for acquired goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”) which involves judgment with respect to the determination of the purchase price and the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill. The Company believes that the estimates that it has used to record its acquisitions are reasonable and in accordance with SFAS No. 141.

The Company accounts for acquired goodwill and goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) (see Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein) which requires considerable judgment in the valuation of acquired goodwill and the ongoing evaluation of goodwill impairment. The Company primarily utilizes a discounted cash flow approach in order to value the Company’s reporting units required to be tested for impairment by SFAS No. 142, which requires that the Company forecast future cash flows of the reporting units and discount the cash flow stream based upon a weighted average cost of capital that is derived from comparable companies within similar industries. The discounted cash flow calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit. The Company believes that its procedures for applying the discounted cash flow methodology, including the estimates of future cash flows, the weighted average cost of capital and the long-term growth rate, are reasonable and consistent with market conditions at the time of the valuation. The Company has evaluated the carrying value of reporting unit goodwill and determined that no impairment existed at either the date of the Acquisition, its annual evaluation date of October 1, 2006 or December 31, 2006 in accordance with SFAS No. 142. Accordingly, no adjustments were required to be recorded in the Company’s Consolidated Financial Statements.

The Company performs an annual evaluation, and more frequently if impairment indicators are identified, for the impairment of long-lived assets, other than goodwill, based on expectations of non-discounted future cash flows compared to the carrying value of the subsidiary in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, net, depreciation and amortization expense and income taxes (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross futures cash flows, including the terminal valuation, are reasonable and consistent with current market conditions. The Company historically has not had any material impairment adjustments.

Pensions and Post Retirement Health Benefits

The Company’s accounting for pensions, including supplemental executive retirement plans, and post retirement health benefit liabilities requires the estimating of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase and the assumed medical cost inflation rate. These estimates require a significant amount of judgment as items such as stock market fluctuations, changes in interest rates, plan amendments and curtailments can have a significant impact on the assumptions used and therefore on the ultimate final actuarial determinations for a particular year. The Company believes the procedures and estimates used in its accounting for pensions and post retirement health benefits are reasonable and consistent with acceptable actuarial practices in accordance with U.S. generally accepted accounting principles.

On December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires the Company to: (a) recognize the over-funded or under-funded status of its defined benefit post-retirement plans as an asset or liability in its statement of financial position; (b) recognize changes in the funded status in the year in which the changes occur through comprehensive income and (c) measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end. The Company is required to initially recognize the funded status of its defined benefit plans and to provide the required disclosures for the fiscal year ended December 31, 2006. The requirement to measure benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the Company for the fiscal year ended December 31, 2008. See Notes 1 and 8 of the Notes to the Consolidated Financial Statements included elsewhere herein.

Insurance Liabilities

The Company records insurance liabilities and related expenses for health, workers compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent payments are expected to be made in the succeeding year by the Company with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date. The Company considers historical trends when determining the appropriate insurance reserves to record in the consolidated balance sheet. In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company. The Company believes that its procedures for estimating such amounts are reasonable.

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

Overview

We are a leading diversified manufacturer of innovative, branded residential and commercial products, operating within three reporting segments: the Residential Ventilation Products, or RVP, segment, the Home Technology Products, or HTP, segment, and the Air Conditioning and Heating Products, or HVAC, segment. Through these segments, we manufacture and sell, primarily in the United States, Canada and Europe, a wide variety of products for the professional remodeling and replacement markets, the residential and commercial construction markets, the manufactured housing market and the do-it-yourself, or DIY, market. We manufacture a broad array of residential and commercial products for a wide range of end markets and many of our products have leading market positions. We have achieved organic growth in each of our segments and have augmented this growth with a number of strategic acquisitions, primarily in our HTP segment. We are one of the world's largest suppliers of residential range hoods and exhaust fans, and are the largest supplier of these products in North America. We are also one of the leading suppliers in Europe of luxury “Eurostyle” range hoods. We are also one of the largest suppliers in North America of residential indoor air quality products. Within the residential market, we are one of the largest suppliers of HVAC products for manufactured homes in the United States and Canada and are among the largest suppliers of custom designed commercial HVAC products in the United States. For the year ended December 31, 2006, the RVP segment accounted for approximately 37% of consolidated net sales and 48% of operating earnings before unallocated expense, the HTP segment accounted for approximately 22% of consolidated net sales and 29% of operating earnings before unallocated expense and the HVAC segment accounted for approximately 41% of consolidated net sales and 23% of operating earnings before unallocated expense.

From 2001 through 2006, our net sales grew at a Compound Annual Growth Rate (“CAGR”) of approximately 12%, and our operating earnings grew at a CAGR of approximately 19%. Our net sales and operating earnings increased by approximately 13% each for 2006 as compared to 2005. For 2006, operating earnings include an approximate $35.9 million gain from curtailment of post-retirement medical and life insurance benefits, partially offset by approximately $19.4 million of net other expense items included in cost of products sold and selling, general and administrative expense, net. We have generated cash flow from operations as a result of our EBITDA growth and expanding EBITDA margins. Our EBITDA margins increased in 2006 from 2001 while capital expenditures have averaged approximately 2% of net sales per year since 2001. The resulting cash flow has given us the ability to reinvest in our business, through both acquisitions and new product development.

We achieved growth in the past several years through a focus on our operating strategy and through acquisitions. Our operations are managed by an experienced management team at both the corporate and divisional levels. Our management team has grown our business organically, while reducing overhead, rationalizing costs and integrating acquisitions through market cycles and under a leveraged capital structure. Also, we have identified, acquired and integrated 18 companies since December 31, 2003, across all of our business segments. In addition to integrating these acquisitions, we have reduced costs, in many cases by relocating production or sourcing of materials and component parts to manufacturing operations in China.

In particular, we have created a Home Technology Products segment which has generated net sales and operating earnings CAGR’s of approximately 57% and 56%, respectively, from 2003 through 2006. Growth in this segment has been driven by both organic growth and acquisitions of companies with similar or complementary products and distribution channels which allows us to leverage our dealer and distributor relationships to generate additional organic growth. We continually evaluate a wide variety of acquisition opportunities, which can provide scale, enhance product offerings, expand our geographic presence, obtain cost savings and generate other synergies.

We have a history of developing and branding new products and marketing them to customers. Across our segments we have employed a strategy of using well-recognized brand names (most of which are owned, such as Broan® and NuTone®, and several of which are licensed, such as Frigidaire®, Westinghouse® and Maytag®) and have introduced new products and made selected acquisitions to improve growth and profitability. In both the manufactured housing and commercial HVAC products markets, we have maintained our market shares. We have been able to recognize market needs and create products that address these opportunities. For example, we recently introduced our QT series of ultra-quiet exhaust fans, which generated net sales of $42.9 million during 2005, its first full year in the market, and $58.6 million in 2006.

Our products are marketed through our portfolio of brand names that facilitate the introduction of new products and extend existing product lines. Additionally, we continue to capitalize on our dealers’ and distributors’ desire to carry many of our leading branded products, and are able to drive additional product lines through our distribution channels and sell a wider portfolio of products to our customers.

Our manufacturing strategy focuses on providing quality products at low costs. We source an increasing amount of our raw materials and components from lower cost regions. To further reduce costs we are positioning ourselves to be able to move certain manufacturing and production to our existing locations in China and to other lower cost regions such as Poland. Additionally, we began implementing Demand Flow Technology practices in the early 1990s at a number of our manufacturing facilities. This program allows us to manufacture products according to actual demand, rather than manufacturing to forecast, providing us with improved product quality, increased manufacturing efficiency and flexibility, improved response time to our customers and lower working capital needs.

Sales of our products are affected by the level of residential improvement and repair activity, the level of new residential construction and to a lesser extent the level of private non-residential construction spending and manufactured housing shipments. A little more than half of the products we sell are believed to be used in the remodeling and replacement markets and the balance serves the new construction market. Through the end of 2005, the levels of remodeling and replacement activity and new construction activity in the site-built residential market had been strong for several years and this strength contributed positively to our operating performance in these periods. Reduced levels of home sales and housing starts and other softening in the housing markets in 2006 negatively affected our business over the second half of 2006 and these factors are expected to continue to negatively affect our business in 2007. The level of business activity in the manufactured housing industry has been weak in recent years and in 2006 became weaker. Although the level of business activity in the private non-residential construction industry has improved over the past several years, our HVAC business has grown mostly through acquisitions. As we entered 2007, our backlog of commercial HVAC product was approximately $193.9 million, of which approximately $57.9 million was contributed by acquisitions, as compared to approximately $87.8 million at December 31, 2005.

Key industry activity affecting our businesses in the United States for the past three years was as follows:

	% Increase (Decrease)
	Source
	of data	2006	2005	2004
Private residential construction spending	1	(2)%	14%	19%
Total housing starts	1	(13)%	6%	6%
New home sales	1	(17)%	7%	11%
Residential improvement spending	1	*	8%	12%
Central air conditioning and heat pump shipments	2	(18)%	16%	9%
Private non-residential construction spending	1	16%	7%	6%
Manufactured housing shipments	1	(20)%	12%	---%

Source of data:
                                                          *   Data not yet available for the year ended December 31, 2006
(1)	U.S. Census Bureau
(2)	Air Conditioning and Refrigeration Institute

Our manufactured housing business for the year ended December 31, 2006 was approximately 5% of consolidated net sales versus approximately 13% in the year 2000. Our HVAC business serving the commercial construction market was approximately 18% and 14% of consolidated net sales for the years ended December 31, 2006 and 2005, respectively, versus approximately 17% of consolidated net sales in 2004. The increase in the commercial HVAC business in 2006 is primarily as a result of acquisitions in 2006. In 2006, approximately 14.0% of consolidated net sales were through retail distribution and approximately 54% was to distributors and wholesalers and similar channels of distribution.

Although a significant majority of our manufacturing activity and customers are located in the United States, we do have manufacturing activity and sell products to customers in Canada, Latin America, Europe and China. Our foreign net sales, which are attributed based on the location of the Company's subsidiary responsible for the sale, were approximately 19.5% and 18.5% of consolidated net sales for the years ended December 31, 2006 and 2005, respectively, and principally relate to our Canadian and European operations. Our Chinese operations primarily manufacture products for sale by our other subsidiaries. Our Canadian operations include RVP and HVAC facilities and our European operations include RVP facilities in Italy and Poland and HVAC and HTP facilities in the United Kingdom. A significant majority of our current Chinese operations relate to our HTP segment although we also have both RVP and HVAC facilities in China and, as discussed below, we are continuing to make additional investments to expand these operations. Both our foreign operations and our U.S. operations sell to customers located in all parts of the world, particularly Canada, Europe and the Far East. Foreign operations generate proportionately lower operating earnings from their sales volume due primarily to the mix of products sold by the foreign operations and, in part, the impact of foreign currency exchange. We expect the overall percentage of our net sales and operating earnings from foreign operations to remain relatively consistent for the foreseeable future, although our foreign operations are subject to the risks of currency fluctuations, which could negatively impact such net sales and operating earnings.

Principal RVP products include kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units) and indoor air quality products where we have large market shares in North America. Principal HTP products include audio/video distribution and control equipment, speakers and subwoofers and security and access control products. The markets for HTP products are highly fragmented and, in part as a result of such fragmentation, we do not have a large share of these markets. Principal HVAC products include split system air conditioners and heat pumps, furnaces, air handlers and large custom roof top cooling and heating products.

In late 2003 through 2004, our HVAC business serving the residential markets undertook a restructuring to eliminate certain higher cost facilities and replace them with a more cost-effective facility and make operational improvements at existing facilities. This project included the start-up of a new 368,000 square foot manufacturing facility in Dyersburg, TN, closure of a 214,000 square foot manufacturing facility in St. Louis, MO and expansion of two other locations, as well as significant changes in distribution and warehouse facilities. The relocation of production lines to Dyersburg, TN and other changes in production, as well as, the ramp up of production and training of new workforces, resulted in unfavorable charges (including severance and production inefficiencies) to operating results of approximately $10.2 million in 2004 in the HVAC segment. During 2005 and 2006, we saw a return to expected production levels.

In 2007, we expect to continue our brand strategy for residential site-built HVAC products with a view to gaining market share. In HTP in 2007, we will continue the integration of our recent acquisitions in this segment, which we expect will contribute to the profitability of this segment. In 2007 we plan to achieve further cost reductions in raw material and purchased components in all our businesses through our strategic sourcing initiatives. During 2004, 2005 and 2006 we experienced significant increases in the prices we pay for steel, copper, aluminum and steel fabricated parts. We also buy some component parts from suppliers that use steel, copper and aluminum in their manufacturing process. While we have had some success in raising prices to our customers for some products as a result of higher material costs, there is no assurance that we will be able to offset all material cost increases in 2007. We also rely on our strategic sourcing initiatives to mitigate the effect of higher material costs. Material cost as a percentage of net sales has been fairly stable reflecting higher material costs, partially offset by sales price increases and benefits realized from our strategic sourcing initiatives, and were approximately 44% in 2004 and 45% in both 2005 and 2006.

During the past three years, the following have been our major purchases (on a consolidated basis), expressed as a percentage of consolidated net sales, of raw materials and purchased components:

	For the year ended December 31,
	2006	2005	2004

Steel	6%	6%	6%
Motors	5%	6%	6%
Compressors	3%	3%	5%
Copper	2%	2%	2%
Plastics	2%	2%	2%
Aluminum	1%	1%	1%
Packaging	1%	1%	1%
Electrical	1%	1%	2%
Fans & Blowers	1%	1%	1%

In the following discussion of the results of operations for the year 2006 as compared to the year 2005 and the year 2005 as compared to the year 2004, we will talk about the significance of a number of factors that affected our operations including, among others, the following:

•	the effect of the curtailment gain related to the NuTone, Inc. post-retirement medical and life insurance benefits,
•	losses as a result of the unlikelihood that certain suppliers to our kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements,
•	the effect of the closure of our NuTone, Inc. Cincinnati, Ohio facility,
•	the effect of product safety upgrades in the RVP and HTP segments,
•	the effect of acquisitions in all three reporting segments,
•	the effect of higher material costs and increased transportation and energy costs,
•	the effect of changes in foreign currency exchange rates,
•	the effect of the increase in the minimum seasonal energy efficiency rating for residential air conditioners, and
•	the effect of the Acquisition

Our operating earnings for the years ended December 31, 2006 and 2005 have been higher than previous periods and may not be indicative of future results.

In 2006, we spent approximately $42.3 million on capital expenditures. In 2007, we expect to spend between approximately $35 million and $40 million on capital expenditures and expect to finance a portion (particularly foreign investments) with borrowings by our foreign subsidiaries. A portion of these capital expenditures together with cash investments in foreign subsidiaries in 2006 and 2007 will allow our businesses to expand their manufacturing capacity, manufacture products at lower costs and broaden our markets served. Among other expenditures, our RVP Segment acquired an approximate 200,000 square foot manufacturing facility in Chenjian, Huizhou, The Peoples Republic of China (“PRC”) in late 2005 and began the construction of a 150,000 square foot manufacturing facility in Gliwice, Poland which was completed in mid 2006. In 2005, the Company’s HTP Segment expanded its Shenzhen PRC manufacturing facilities from 72,000 square feet to 142,000 square feet of leased space to support future growth. In January 2006, the Company’s HVAC business (for commercial products) made a further investment in its Anji, PRC operations and relocated its operations into a 202,000 square foot manufacturing facility in 2006.

Results of Operations

The tables that follow include combined information for net sales and cost of products sold for the year ended December 31, 2004. The year ended December 31, 2004 combined amounts reflect the combination of the Pre-Acquisition period from January 1, 2004 to August 27, 2004 and the Post-Acquisition period from August 28, 2004 to December 31, 2004.

The following table presents financial information for the Company’s reporting segments for the historical periods indicated and combined net sales for the year ended December 31, 2004:

	Pre-Acquisition	Post-Acquisition	Combined
	Jan. 1, 2004 -	Aug. 28, 2004 -	Year Ended
	Aug. 27, 2004	Dec. 31, 2004	Dec. 31, 2004
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$496.9	$268.5	$765.4
Home technology products	127.0	80.5	207.5
Air conditioning and heating products	494.0	212.0	706.0
Consolidated net sales	$1,117.9	$561.0	$1,678.9
Operating earnings (loss):
Residential ventilation products	$79.9	$39.7
Home technology products	22.9	12.9
Air conditioning and heating products	25.5	(2.6)
Subtotal	128.3	50.0
Unallocated:
Expenses and charges arising from the Acquisition	(38.5)	---
Stock-based compensation charges	(36.4)	(0.1)
Foreign exchange (loss) gain on intercompany debt	(0.2)	0.1
Unallocated, net	(20.6)	(7.9)
Consolidated operating earnings	$32.6	$42.1

Depreciation and amortization expense:
Residential ventilation products	$11.2	$8.3
Home technology products	4.2	7.1
Air conditioning and heating products	10.0	6.7
Unallocated	0.4	0.4
	$25.8	$22.5

Operating earnings (loss) margin:
Residential ventilation products	16.1%	14.8%
Home technology products	18.0	16.0
Air conditioning and heating products	5.2	(1.2)
Consolidated	2.9%	7.5%

Depreciation and amortization expense as a % of net sales:
Residential ventilation products	2.3%	3.1%
Home technology products	3.3	8.8
Air conditioning and heating products	2.0	3.2
Consolidated	2.3%	4.0%

The following table presents the financial information for the Company’s reporting segments for the years ended December 31, 2006 and 2005 and the combined net sales for the Company’s reporting segments for the year ended December 31, 2004:

				Net Change
	Years Ended December 31,			2006 to 2005		2005 to 2004
	2006	2005	2004	$	%	$	%
Net sales:	(Dollar amounts in millions)
Residential ventilation products	$821.0	$794.7	$765.4	$26.3	3.3%	$29.3	3.8%
Home technology products	484.5	354.8	207.5	129.7	36.6	147.3	71.0
Air conditioning and heating products	912.9	809.7	706.0	103.2	12.7	103.7	14.7
Consolidated net sales	$2,218.4	$1,959.2	$1,678.9	$259.2	13.2%	$280.3	16.7%
Operating earnings (loss):
Residential ventilation products (1)	$139.5	$123.9		$15.6	12.6%
Home technology products (2)	83.9	71.0		12.9	18.2
Air conditioning and heating products (3)	64.9	66.3		(1.4)	(2.1)
Subtotal	288.3	261.2		27.1	10.4
Unallocated:
Stock-based compensation charges	(0.3)	(0.3)		---	---
Foreign exchange gain (loss) on intercompany debt	1.2	(0.9)		2.1	*
Compensation reserve adjustment	3.5	---		3.5	*
Gain on legal settlement	---	1.4		(1.4)	(100.0)
Unallocated, net	(25.7)	(24.2)		(1.5)	(6.2)
Consolidated operating earnings	$267.0	$237.2		$29.8	12.6%

Depreciation and amortization expense:
Residential ventilation products (4)	$19.3	$19.5		$(0.2)	(1.0)%
Home technology products (5)	15.8	9.9		5.9	59.6
Air conditioning and heating products (6)	24.9	15.3		9.6	62.7
Unallocated	1.2	1.2		---	---
	$61.2	$45.9		$15.3	33.3%
Operating earnings margin:
Residential ventilation products (1)	17.0%	15.6%
Home technology products (2)	17.3	20.0
Air conditioning and heating products (3)	7.1	8.2
Consolidated	12.0%	12.1%
Depreciation and amortization expense as a % of net sales:
Residential ventilation products (4)	2.4%	2.5%
Home technology products (5)	3.3	2.8
Air conditioning and heating products (6)	2.7	1.9
Consolidated	2.8%	2.3%

(1)
The operating results of the RVP segment for year ended December 31, 2006 include an approximate $35.9 million curtailment gain related to post-retirement medical and life insurance benefits, reserves of approximately $16.0 million related to estimated losses as a result of the unlikelihood that certain suppliers to our kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements, an approximate $3.5 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note 13 of the Notes to the Consolidated Financial Statements included elsewhere herein) and an increase in warranty expense in the first quarter of 2006 of approximately $1.5 million related to a product safety upgrade. The operating results of the RVP segment for the year ended December 31, 2005 include a non-cash foreign exchange loss of approximately $1.2 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)
The operating results of the HTP segment for the year ended December 31, 2006 include an increase in warranty expense of approximately $2.3 million related to a product safety upgrade. The operating results of the HTP segment for the year ended December 31, 2005 include a gain of approximately $1.6 million related to the sale of a corporate office building of one of the Company’s subsidiaries.

(3)
The operating results of the HVAC segment for the year ended December 31, 2006 include an approximate $1.6 million gain related to the favorable settlement of litigation and a charge of approximately $1.2 million, net of minority interest of approximately $0.8 million, related to a reserve for amounts due from a customer in China related to a Chinese construction project.

(4)
Includes amortization of approximately $0.3 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively, of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(5)
Includes amortization of approximately $0.2 million and $0.5 million for years ended December 31, 2006 and 2005, respectively, of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(6)	Includes amortization of approximately $2.8 million for the year ended December 31, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.
        *   not meaningful

The following table presents consolidated financial information for the historical periods indicated and combined net sales and cost of products sold for the year ended December 31, 2004:

	Pre-Acquisition	Post-Acquisition	Combined
	Jan. 1, 2004 -	Aug. 28, 2004 -	Year Ended
	Aug. 27, 2004	Dec. 31, 2004	Dec. 31, 2004
	(Dollar amounts in millions)

Net sales	$1,117.9	$561.0	$1,678.9
Cost of products sold	792.8	409.1	1,201.9
Selling, general and administrative expenses, net	199.9	101.4
Amortization of intangible assets	8.9	8.4
Expenses and charges arising from the Acquisition	83.7	---
Operating earnings	32.6	42.1
Interest expense	(56.1)	(40.3)
Loss from debt retirement	(130.7)	---
Investment income	1.5	0.3
(Loss) earnings before (benefit) provision for income taxes	(152.7)	2.1
(Benefit) provision for income taxes	(41.4)	4.3
Loss from continuing operations	(111.3)	(2.2)
Earnings (loss) from discontinued operations	67.4	(0.5)
Net loss	$(43.9)	$(2.7)

	Percentage of Net Sales
	Pre-Acquisition	Post-Acquisition	Combined
	Jan. 1, 2004 -	Aug. 28, 2004 -	Year Ended
	Aug. 27, 2004	Dec. 31, 2004	Dec. 31, 2004

Net sales	100.0%	100.0%	100.0%
Cost of products sold	70.9	72.9	71.6
Selling, general and administrative expenses, net	17.9	18.1
Amortization of intangible assets	0.8	1.5
Expenses and charges arising from the Acquisition	7.5	---
Operating earnings	2.9	7.5
Interest expense	(5.0)	(7.2)
Loss from debt retirement	(11.7)	---
Investment income	0.1	0.1
(Loss) earnings before (benefit) provision for income taxes	(13.7)	0.4
(Benefit) provision for income taxes	(3.7)	0.8
Loss from continuing operations	(10.0)	(0.4)
Earnings (loss) from discontinued operations	6.0	(0.1)
Net loss	(4.0)%	(0.5)%

The following table presents financial information for the years ended December 31, 2006 and 2005 and the combined consolidated net sales and cost of products sold for the year ended December 31, 2004:

				Percentage Change
	Year-ended December 31,			2006 to	2005 to
	2006	2005	2004	2005	2004
	(Dollar amounts in millions)

Net sales	$2,218.4	$1,959.2	$1,678.9	13.2%	16.7%
Cost of products sold	1,547.3	1,361.4	1,201.9	(13.7)	(13.3)
Selling, general and administrative expenses, net (1)	379.2	342.3		(10.8)
Amortization of intangible assets	24.9	18.3		(36.1)
Operating earnings	267.0	237.2		12.6
Interest expense	(115.6)	(102.4)		(12.9)
Investment income	2.2	1.8		22.2
Earnings before provision for income taxes	153.6	136.6		12.4
Provision for income taxes	63.9	56.1		(13.9)
Net earnings	$89.7	$80.5		11.4%

	Percentage of Net Sales			Change in Percentage
	Year-ended December 31,			2006 to	2005 to
	2006	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	---%	---%
Cost of products sold	69.8	69.5	71.6	(0.3)	2.1
Selling, general and administrative expenses, net (1)	17.1	17.5		0.4
Amortization of intangible assets	1.1	0.9		(0.2)
Operating earnings	12.0	12.1		(0.1)
Interest expense	(5.2)	(5.2)		---
Investment income	0.1	0.1		---
Earnings before provision for income taxes	6.9	7.0		(0.1)
Provision for income taxes	2.9	2.9		---
Net earnings	4.0%	4.1%		(0.1)%

(1)   See Note 14 of the Notes to the Consolidated Financial Statements included elsewhere herein.
      *     not meaningful

Year ended December 31, 2006 as compared to the year ended December 31, 2005

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

Net Sales. Consolidated net sales increased approximately $259.2 million or 13.2% for the year ended December 31, 2006 as compared to the year ended December 31, 2005 as discussed further in the following paragraphs.

In the RVP segment, net sales increased approximately $26.3 million or 3.3% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Net sales in the RVP segment for the year ended December 31, 2006 reflects an increase of approximately $8.8 million attributable to the effect of changes in foreign currency exchange rates and includes approximately $4.2 million attributable to acquisitions.

The change in net sales in the RVP segment for the year ended December 31, 2006 as compared to the year ended December 31, 2005 reflects higher average unit sales prices of kitchen range hoods and bath fans, partially offset by lower sales volume of bath fans, which principally occurred in the second half of 2006. Higher average unit sales prices of kitchen range hoods and bath fans reflect, in part, the impact of the sale of new products with higher price points. Range hoods and bathroom exhaust fans are the largest product category sold in the RVP segment, accounting for approximately 84.8% of the total RVP segment’s net sales for the year ended December 31, 2006. Overall, sales of range hoods and bathroom exhaust fans increased approximately 4.0% in the year ended December 31, 2006 over the year ended December 31, 2005.

In the HTP segment, net sales increased approximately $129.7 million or 36.6% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The increase in net sales in the HTP segment for the year ended December 31, 2006 includes approximately $93.5 million attributable to acquisitions and the balance of the increase is predominately due to increased sales volume of audio and video distribution equipment, speakers and access control devices, partially offset by the decline in sales of certain security and garage door operators.

In the HVAC segment, net sales increased approximately $103.2 million or 12.7% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Net sales in the HVAC segment for the year ended December 31, 2006 include an increase of approximately $114.8 million attributable to acquisitions and an increase of approximately $4.4 million attributable to the effect of changes in foreign currency exchange rates. The change in net sales in the HVAC segment for the year ended December 31, 2006 as compared to the year ended December 31, 2005 includes lower sales volume, partially offset by the effect of higher average sales prices of products with a rating of 13 SEER or higher sold to residential site-built and manufactured housing customers. Sales of the Company’s commercial HVAC products, excluding the effect of foreign exchange and acquisitions, increased slightly in 2006 as compared to 2005. Net sales in the HVAC segment for HVAC products sold to residential site-built customers constituted the largest category of product sold to a particular group of customers within the HVAC segment. Sales of products to residential site-built customers increased approximately 1.3% over the year ended December 31, 2005. The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 5.3% and 6.9% of the Company’s consolidated net sales for the years ended December 31, 2006 and 2005, respectively. The decrease in net sales to customers serving the manufactured housing markets is due, in part, to the effect of higher 2005 sales for FEMA related business caused by Hurricane Katrina.

Foreign net sales, which are attributed based on the location of the Company’s subsidiary responsible for the sale, were approximately 19.5% and 18.5% of consolidated net sales for the years ended December 31, 2006 and 2005, respectively. Net sales from the Company’s Canadian subsidiaries were approximately 8.2% and 8.1% of consolidated net sales for the years ended December 31, 2006 and 2005, respectively. Net sales from the Company’s Canadian subsidiaries include net sales from the Company’s RVP and HVAC segments. Net sales from the Company’s European subsidiaries were approximately 9.7% and 9.9% of consolidated net sales for the years ended December 31, 2006 and 2005, respectively. Net sales from the Company’s European subsidiaries include net sales primarily from the Company’s RVP and HVAC segments and to a lesser extent the Company’s HTP segment.

Cost of Products Sold. Consolidated cost of products sold was approximately $1,547.3 million for the year ended December 31, 2006 as compared to approximately $1,361.4 million for the year ended December 31, 2005. Cost of products sold, as a percentage of net sales, increased from approximately 69.5% for the year ended December 31, 2005 to approximately 69.8% for the year ended December 31, 2006, primarily as a result of the factors that follow.

Overall, consolidated material costs were approximately 44.8% and 44.5% of net sales for the years ended December 31, 2006 and 2005, respectively. Although the Company continued to experience higher material costs related primarily to purchases of copper, aluminum and related purchased components, as well as increased transportation and energy costs, these cost increases were partially offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases.

As noted in the previous paragraph, during the year ended December 31, 2006, the Company experienced an increase in freight costs due primarily to increased sales volume and rising energy prices. This increase was partially offset by favorable shipping rates for lower cost “full truckload” shipments and higher dollars per shipment based on the increased volumes, as well as cost reduction measures, thereby reducing the overall effect of increased freight costs on cost of goods sold as a percentage of net sales.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

In the RVP segment, cost of products sold for the year ended December 31, 2006 was approximately $573.8 million, or 69.9% as a percentage of the RVP segment’s net sales, as compared to approximately $544.9 million, or 68.6% as a percentage of the RVP segment’s net sales, for the year ended December 31, 2005. Cost of products sold in the RVP segment for the year ended December 31, 2006 includes (1) an increase of approximately $5.9 million related to the effect of changes in foreign currency exchange rates, (2) approximately $2.7 million of cost of products sold from acquisitions, (3) approximately $1.8 million of severance charges related to the closure of the Company’s NuTone facility, (4) increased warranty expense in the first quarter of 2006 of approximately $1.5 million related to a product safety upgrade and (5) a non-cash charge of approximately $0.3 million related to the amortization of purchase price allocated to inventory. Cost of products sold in the RVP segment for the year ended December 31, 2005 includes a non-cash charge of approximately $0.4 million related to the amortization of purchase price allocated to inventory. The increase in the percentage of cost of products sold to net sales for the year ended December 31, 2006 over the same period of 2005 reflects increased material costs and a slight decline in sales volume of kitchen range hoods and bath fans without a proportionate decrease in costs, partially offset by higher average unit sales prices of kitchen range hoods and bath fans.

In the HTP segment, cost of products sold for the year ended December 31, 2006 was approximately $254.5 million, or 52.5% as a percentage of the HTP segment’s net sales, as compared to approximately $184.2 million, or 51.9% as a percentage of the HTP segment’s net sales, for the year ended December 31, 2005. Cost of products sold in the HTP segment for the year ended December 31, 2006 reflects (1) approximately $46.3 million of cost of products sold contributed from acquisitions, including a non-cash charge of approximately $0.2 million related to the amortization of purchase price allocated to inventory and (2) increased warranty expense of approximately $2.3 million related to a product safety upgrade. Cost of products sold in the HTP segment for the year ended December 31, 2005 includes a non-cash charge of approximately $0.5 million related to the amortization of purchase price allocated to inventory. The increase in the percentage of cost of products sold to net sales for the year ended December 31, 2006 over the same period of 2005 also reflects increased material costs, including purchased components and sourced products.

In the HVAC segment, cost of products sold for the year ended December 31, 2006 was approximately $719.0 million, or 78.8% as a percentage of the HVAC segment’s net sales, as compared to approximately $632.3 million, or 78.1% as a percentage of the HVAC segment’s net sales, for the year ended December 31, 2005. Cost of products sold in the HVAC segment for the year ended December 31, 2006 includes (1) an increase of approximately $82.5 million attributable to acquisitions, including non-cash charges of approximately $2.8 million related to the amortization of purchase price allocated to inventory and (2) an increase of approximately $3.5 million related to the effect of changes in foreign currency exchange rates. The change in cost of products sold as a percentage of net sales for the year ended December 31, 2006 over the same period of 2005 reflects the effect of lower sales volume, in part due to 2005 sales for FEMA related business caused by Hurricane Katrina, and higher material costs related primarily to purchases of copper and aluminum, which experienced cost increases during 2006, partially offset by continued strategic sourcing initiatives, improvements in manufacturing efficiency and the effect of acquisitions, which had a lower level of material costs as compared to the businesses in the HVAC segment prior to the acquisitions. Increased average unit sales prices of products sold to residential site-built customers as noted above was also a factor.

Selling, General and Administrative Expense. Consolidated selling, general and administrative expense (“SG&A”) was approximately $379.2 million for the year ended December 31, 2006 as compared to approximately $342.3 million for the year ended December 31, 2005. SG&A as a percentage of net sales decreased from approximately 17.5% for the year ended December 31, 2005 to approximately 17.1% for the year ended December 31, 2006. This decrease in SG&A as a percentage of net sales is principally due to a curtailment gain of approximately $35.9 million recorded in the RVP segment related to post-retirement medical and life insurance benefits from the final implementation of a union contract that no longer provides such benefits, a decrease of approximately $3.5 million related to the reduction of a compensation accrual originally provided in 2004 that was determined to be no longer required, the impact of acquisitions in the HVAC segment which have a lower percentage of SG&A to net sales and sales growth. This decrease in SG&A as a percentage of sales was offset by reserves of approximately $16.0 million related to estimated losses as a result of the unlikelihood that certain suppliers to our kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements (see “Liquidity and Capital Resources” included elsewhere herein), as well as, acquisitions and increased SG&A of existing businesses in the HTP segment which have a higher percentage of SG&A to net sales than the Company’s other segments.

SG&A for the year ended December 31, 2006 also includes (1) approximately $50.2 million from acquisitions in the all three of the Company’s segments, (2) a decrease of approximately $1.7 million of displays expense in the RVP segment, (3) an increase of approximately $2.2 million (of which approximately $1.5 million is included in the RVP segment and approximately $0.7 million is included in the HVAC segment) related to the effect of changes in foreign currency exchange rates, (4) approximately $1.7 million of severance, equipment write-offs and other charges recorded in the second quarter of 2006 related to the closure of the Company’s NuTone facility within the RVP segment, (5) an approximate $1.6 million gain related to the favorable settlement of litigation within the HVAC segment, (6) a non-cash foreign exchange gain of approximately $1.3 million, of which approximately $0.1 million is included in the HVAC segment, related to intercompany debt not indefinitely invested in the Company’s subsidiaries, (7) a charge of approximately $1.2 million, net of minority interest of approximately $0.8 million, related to a reserve for amounts due from a customer in China related to a Chinese construction project within the HVAC segment and (8) approximately $0.3 million of stock-based compensation expense, which is recorded in Unallocated.

SG&A for the year ended December 31, 2005 includes (1) approximately $0.3 million of stock-based compensation expense, which is recorded in Unallocated, (2) a non-cash foreign exchange loss of approximately $2.1 million (of which approximately $1.2 million is included in the RVP segment) related to intercompany debt not indefinitely invested in the Company’s subsidiaries, (3) a gain of approximately $1.6 million related to the sale of a corporate office building of one of the Company’s subsidiaries in the HTP segment and (4) a gain of approximately $1.4 million, which is recorded in Unallocated, from the settlement of certain obligations of former subsidiaries.

Amortization of Intangible Assets. Amortization of intangible assets, as a percentage of net sales, increased from approximately 0.9% for the year ended December 31, 2005 to approximately 1.1% for the year ended December 31, 2006. The increase is principally due to the impact of acquisitions, which contributed approximately $8.1 million to the increase, partially offset by higher amortization expense in prior years as a result of accelerated amortization methods.

Depreciation Expense. Depreciation expense increased approximately $6.3 million from approximately $26.7 million for the year ended December 31, 2005 to approximately $33.0 million for the year ended December 31, 2006. This increase is primarily attributable to the impact of capital expenditures, as well as acquisitions (which represented approximately $2.6 million of the increase).

Operating Earnings. Consolidated operating earnings increased by approximately $29.8 million from approximately $237.2 million for the year ended December 31, 2005 to approximately $267.0 million for the year ended December 31, 2006. The increase in consolidated operating earnings is primarily due to the factors discussed above and that follow. Operating earnings, as a percentage of net sales, decreased from approximately 12.1% for the year ended December 31, 2005 to approximately 12.0% for the year ended December 31, 2006.

Operating earnings of the RVP segment for the year ended December 31, 2006 were approximately $139.5 million as compared to approximately $123.9 million for the year ended December 31, 2005. Operating earnings of the RVP segment for the year ended December 31, 2006 as compared to the same period of 2005 reflects (1) a curtailment gain of post-retirement medical and life insurance benefits of approximately $35.9 million recorded in the second quarter of 2006, (2) reserves of approximately $16.0 million related to estimated losses as a result of the unlikelihood that certain suppliers to our kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements, (3) approximately $3.5 million of severance, equipment write-offs and other charges related to the closure of the Company’s NuTone facility, (4) a decrease of approximately $1.7 million of displays expense, (5) an increase in earnings of approximately $1.4 million from the effect of foreign currency exchange rates, (6) approximately $1.6 million of increased depreciation expense of property and equipment and approximately $1.7 million of decreased amortization of intangible assets, (7) increased warranty expense in the first quarter of 2006 of approximately $1.5 million related to a product safety upgrade, (8) an increase of approximately $0.2 million attributable to acquisitions and (9) a non-cash charge of approximately $0.3 million related to the amortization of purchase price allocated to inventory. Operating earnings of the RVP segment for the year ended December 31, 2005 reflects (1) a non-cash foreign exchange loss of approximately $1.2 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries and (2) a non-cash charge of approximately $0.4 million related to the amortization of purchase price allocated to inventory. Operating earnings in the RVP segment for the year ended December 31, 2006 also improved over the same period in 2005 as a result of the factors noted previously including higher average unit sales prices, partially offset by lower sales volume of kitchen range hoods and bath fans.

Operating earnings of the HTP segment for the year ended December 31, 2006 were approximately $83.9 million as compared to approximately $71.0 million for the year ended December 31, 2005. Operating earnings of the HTP segment for the year ended December 31, 2006 reflects (1) approximately $10.6 million of operating earnings contributed by acquisitions, (2) approximately $2.0 million of increased depreciation expense of property and equipment and approximately $4.2 million of increased amortization of intangible assets, primarily attributable to acquisitions, which is included in the impact of acquisitions noted above, (3) an increase in warranty expense of approximately $2.3 million related to a product safety upgrade and (4) a non-cash charge of approximately $0.2 million, all of which is included in the impact of acquisitions noted above, related to the amortization of purchase price allocated to inventory. Operating earnings of the HTP segment for the year ended December 31, 2005 reflects (1) a non-cash charge of approximately $0.5 million related to the amortization of purchase price allocated to inventory and (2) a gain of approximately $1.6 million related to the sale of a corporate office building of one of the Company’s subsidiaries. The increase in operating earnings in the HTP segment for the year ended December 31, 2006 over the same period in 2005 is primarily a result of acquisitions, increased net sales volume of audio and video distribution equipment, speakers and access control devices, partially offset by higher cost of products sold as noted previously and, in part, to increased warranty expense as noted above.

Operating earnings of the HVAC segment were approximately $64.9 million for the year ended December 31, 2006 as compared to approximately $66.3 million for the year ended December 31, 2005. Operating earnings of the HVAC segment for the year ended December 31, 2006 reflect (1) approximately $11.9 million of operating earnings contributed by acquisitions, (2) a non-cash charge of approximately $2.8 million, all of which is included in the impact of acquisitions noted above, related to the amortization of purchase price allocated to inventory, (3) an approximate $1.6 million gain related to the favorable settlement of litigation, (4) a charge of approximately $1.2 million, net of minority interest of approximately $0.8 million, related to a reserve for amounts due from a customer in China related to a Chinese construction project, (5) approximately $2.9 million of increased depreciation expense of property and equipment attributable primarily to capital expenditures and approximately $3.9 million of increased amortization of intangible assets primarily related to acquisitions, (6) a non-cash foreign exchange gain of approximately $0.1 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries and (7) an increase of approximately $0.2 million from the effect of foreign currency exchange rates. Operating earnings in the HVAC segment for the year ended December 31, 2006 decreased over the year ended December 31, 2005 as a result of decreased sales volume, offset by acquisitions and higher average sales prices of products with a rating of 13 SEER or higher sold to residential site-built and manufactured housing customers. The effect on earnings of continued strategic sourcing initiatives and improvements in manufacturing efficiencies and increased average sales prices, which were partially driven by the change in the minimum SEER rating to 13 SEER on January 23, 2006, was partially offset by higher material costs within the entire HVAC segment.

The operating expense in Unallocated was approximately $21.3 million for the year ended December 31, 2006 as compared to approximately $24.0 million for the year ended December 31, 2005. The change in operating expense for the year ended December 31, 2006 as compared to the same period of 2005 in Unallocated is primarily due to the items noted below. Operating expense in Unallocated for the year ended December 31, 2006 reflects (1) a non-cash foreign exchange gain of approximately $1.2 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries, (2) an approximate $3.5 million reduction of a compensation accrual originally provided in 2004 that was determined to be no longer required related to a compensation reserve adjustment, (3) approximately $0.3 million of stock-based compensation charges and (4) approximately $0.2 million of decreased depreciation expense of property and equipment, as well as $0.2 million of increased amortization of intangible assets. Operating expense in Unallocated for the year ended December 31, 2005 reflects (1) approximately $0.3 million of stock-based compensation charges, (2) a non-cash foreign exchange loss of approximately $0.9 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries and (3) a gain of approximately $1.4 million from the settlement of certain obligations.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 6.9% and 10.2% of operating earnings (before unallocated and corporate expenses) for the years ended December 31, 2006 and 2005, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest Expense. Interest expense increased approximately $13.2 million or approximately 12.9% during the year ended December 31, 2006 as compared to the year ended December 31, 2005. During the year ended December 31, 2006, the Company experienced increases in interest expense primarily as a result of (1) approximately $10.6 million from increased interest rates related primarily to Nortek’s senior secured credit facility and (2) approximately $2.6 million from increased borrowings.

Investment Income. Investment income was approximately $2.2 million and $1.8 million for the years ended December 31, 2006 and 2005, respectively.

Provision for Income Taxes. The provision for income taxes was approximately $63.9 million for the year ended December 31, 2006 as compared to approximately $56.1 million for the year ended December 31, 2005. The effective income tax rates of 41.6% and 41.1% for the years ended December 31, 2006 and 2005, respectively, differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, the impact of foreign tax rates on foreign earnings and state income tax provisions.

Net Earnings. Consolidated net earnings improved by approximately $9.2 million from approximately $80.5 million for the year ended December 31, 2005 to approximately $89.7 million for the year ended December 31, 2006. This increase was primarily due to the factors discussed above which included an increase of approximately $29.8 million in consolidated operating earnings and an increase of approximately $0.4 million in investment income, which was offset by an increase of approximately $7.8 million in the provision for income taxes and an increase of approximately $13.2 million in interest expense.

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

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the years ended December 31, 2006 and 2005:

	For the year ended December 31,
	2006	2005
	(Amounts in millions)

Net earnings (1), (2)	$89.7	$80.5
Provision for income taxes	63.9	56.1
Interest expense	115.6	102.4
Investment income	(2.2)	(1.8)
Depreciation expense	33.0	26.7
Amortization expense	28.2	19.2
EBITDA	$328.2	$283.1

(1)  Net earnings include an approximate $35.9 million curtailment gain related to post-retirement medical and life insurance benefits, reserves of approximately $16.0 million related to estimated losses as a result of the unlikelihood that certain suppliers to our kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements, an approximate $3.5 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility and an increase in warranty expense in the first quarter of 2006 of approximately $1.5 million related to a product safety upgrade in the RVP segment for the year ended December 31, 2006. Net earnings include an increase in warranty expense of approximately $2.3 million related to a product safety upgrade in the HTP segment for the year ended December 31, 2006. Net earnings include an approximate $1.6 million gain related to the favorable settlement of litigation and a charge of approximately $1.2 million, net of minority interest of approximately $0.8 million, related to a reserve for amounts due from a customer in China related to a Chinese construction project in the HVAC segment for the year ended December 31, 2006. Net earnings include an approximate $3.5 million reduction of a compensation accrual originally provided in 2004 that was determined to be no longer required, a non-cash foreign exchange gain of approximately $1.2 million related to intercompany debt not indefinitely invested in the Company's subsidiaries and approximately $0.3 million of stock-based compensation charges, which is included in Unallocated, for the year ended December 31, 2006.

(2)  Net earnings include a non-cash foreign exchange loss of approximately $1.2 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries in the RVP segment for the year ended December 31, 2005. Net earnings include a gain of approximately $1.6 million related to the sale of a corporate office building of one of the Company’s subsidiaries in the HTP segment for the year ended December 31, 2005. Net earnings include approximately $0.3 million of stock-based compensation charges, which is included in Unallocated, for the year ended December 31, 2005.

Year ended December 31, 2005 as compared to the period from January 1, 2004 to August 27, 2004 and the period from August 28, 2004 to December 31, 2004

Net Sales. Consolidated net sales from continuing operations increased approximately $280.3 million or 16.7% for the year ended December 31, 2005 as compared to the combined year ended December 31, 2004 as discussed in the following paragraphs.

In the RVP segment, net sales increased approximately $29.3 million or 3.8% for the year ended December 31, 2005 as compared to the combined year ended December 31, 2004. Net sales in the RVP segment for the year ended December 31, 2005 include an increase of approximately $6.8 million attributable to the effect of changes in foreign currency exchange rates.

The increase in net sales in the RVP segment for the year ended December 31, 2005 as compared to the combined year ended December 31, 2004 was primarily due to higher sales volume of bathroom exhaust fans and sales price increases of range hoods and bathroom exhaust fans. Range hoods and bathroom exhaust fans are the largest product category sold in the RVP segment, accounting for approximately 83% of total segment net sales in the year ended December 31, 2005. Sales of range hoods and bathroom exhaust fans increased approximately 6.1% over the combined year ended December 31, 2004.

In the HTP segment, net sales increased approximately $147.3 million or 71.0% for the year ended December 31, 2005 as compared to the combined year ended December 31, 2004. The increase in net sales in the HTP segment for the year ended December 31, 2005 includes approximately $80.7 million attributable to acquisitions and the balance of the increase is predominately due to increased sales volume.

In the HVAC segment, net sales increased approximately $103.7 million or 14.7% for the year ended December 31, 2005 as compared to the combined year ended December 31, 2004. Net sales in the HVAC segment for the year ended December 31, 2005 include (1) an increase of approximately $2.4 million attributable to the effect of changes in foreign currency exchange rates and (2) approximately $5.7 million attributable to acquisitions. Net sales in the HVAC segment for HVAC products sold to residential site-built customers constituted the largest category of product sold to a particular group of customers within the HVAC segment. Sales of products to residential site-built customers increased approximately 25.4% over the combined year ended December 31, 2004. The increase in net sales in the HVAC segment for the year ended December 31, 2005 as compared to the combined year ended December 31, 2004 was due principally to increased sales volume and prices of products sold to residential site-built and manufactured housing customers, in part, due to unusually warm weather in the United States in 2005. To a lesser extent, the increased sales volume was attributable to customers' increased purchases of cooling products prior to the change in the minimum SEER for residential central air conditioners to 13 SEER on January 23, 2006 and increased manufactured housing sales volume arising from replacements as a result of hurricanes. The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 6.9% and 6.6% of consolidated net sales for the year ended December 31, 2005 and 2004, respectively. Sales of the Company’s commercial HVAC products, before considering the effect of foreign exchange, were down slightly in the year ended December 31, 2005 as compared to the same period in 2004.

Foreign net sales, which are attributed based on the location of the Company’s subsidiary responsible for the sale, were approximately 18.5% and 20.4% of consolidated net sales for the years ended December 31, 2005 and 2004, respectively. Net sales from the Company’s Canadian subsidiaries were approximately 8.1% and 8.6% of consolidated net sales for the years ended December 31, 2005 and 2004, respectively, and include net sales from the RVP and HVAC segments. Net sales from the Company’s European subsidiaries were approximately 9.9% and 11.8% of consolidated net sales for the years ended December 31, 2005 and 2004, respectively, and include net sales primarily from the RVP and HVAC segments and to a lesser extent the HTP segment in 2005.

Cost of Products Sold. Consolidated cost of products sold was approximately $1,361.4 million for the year ended December 31, 2005 as compared to approximately $1,201.9 million for the combined year ended December 31, 2004. Cost of products sold, as a percentage of net sales, decreased from approximately 71.6% in the combined year ended December 31, 2004 to approximately 69.5% for the year ended December 31, 2005, primarily as a result of the factors that follow.

Overall, consolidated material costs were approximately 44.5% and 44.4% of net sales for the years ended December 31, 2005 and 2004, respectively. Although the Company continued to experience material cost increases related primarily to purchases of steel, copper and aluminum, as well as increased transportation and energy costs, these cost increases were offset by price increases, continued strategic sourcing initiatives and improvement in manufacturing efficiency.

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

In the RVP segment, cost of products sold for the year ended December 31, 2005 was approximately $544.9 million, or 68.6% as a percentage of the RVP segment's net sales, as compared to approximately $518.8 million, or 67.8% as a percentage of the RVP segment's net sales, in the combined year ended December 31, 2004. The increase in the percentage of cost of products sold to net sales for 2005 over 2004 reflects the effect of higher overhead costs associated with the RVP segment's NuTone Cincinnati, OH plant as a result of a lock-out of the workforce in July 2005, partially offset by lower material costs as a percentage of net sales. Cost of products sold in the RVP segment for the year ended December 31, 2005 includes (1) an increase of approximately $4.2 million related to the effect of changes in foreign currency exchange rates, (2) approximately $1.1 million of increased depreciation expense of property and equipment arising primarily from capital expenditures subsequent to the Acquisition partially offset by the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004 and (3) a non-cash charge of approximately $0.4 million related to the amortization of purchase price allocated to inventory. Cost of products sold in the RVP segment for the combined year ended December 31, 2004 includes a non-cash charge of approximately $1.1 million related to the amortization of purchase price allocated to inventory as a result of the Acquisition.

In the HTP segment, cost of products sold for the year ended December 31, 2005 was approximately $184.2 million, or 51.9% as a percentage of the HTP segment's net sales, as compared to approximately $105.3 million, or 50.7% as a percentage of the HTP segment's net sales, in the combined year ended December 31, 2004. The increase in the percentage of cost of products sold to net sales for 2005 over 2004 reflects higher material costs of acquisitions as compared to the businesses in the HTP segment prior to the acquisitions. Cost of products sold in the HTP segment for the year ended December 31, 2005 includes (1) approximately $47.5 million of cost of products sold contributed from acquisitions, (2) approximately $0.1 million of decreased depreciation expense of property and equipment arising primarily from the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004, partially offset by acquisitions in the HTP segment and (3) a non-cash charge of approximately $0.5 million, of which approximately $0.2 million is included in the impact of acquisitions noted above, related to the amortization of purchase price allocated to inventory. Cost of products sold in the HTP segment for the combined year ended December 31, 2004 includes (1) a non-cash charge of approximately $3.7 million related to the amortization of purchase price allocated to inventory as a result of the Acquisition and (2) a non-cash charge of approximately $0.2 million related to the amortization of purchase price allocated to inventory as a result of an acquisition.

In the HVAC segment cost of products sold for year ended December 31, 2005 was approximately $632.3 million, or 78.1% as a percentage of the HVAC segment's net sales, as compared to approximately $577.8 million, or 81.8% as a percentage of the HVAC segment's net sales, for the combined year ended December 31, 2004. The decrease in the percentage of cost of products sold to net sales for 2005 over 2004 reflects the effect of increased sales prices and the factors noted below, partially offset by higher material costs. Cost of products sold in the HVAC segment in the year ended December 31, 2005 includes (1) an increase of approximately $2.0 million related to the effect of changes in foreign currency exchange rates, (2) approximately $4.2 million attributable to acquisitions in the HVAC segment and (3) approximately $0.3 million of increased depreciation expense of property and equipment arising primarily from capital expenditures subsequent to the Acquisition partially offset by the impact of the fair value adjustments related to the Acquisition that were finalized in the fourth quarter of 2004. Cost of products sold in this segment for the combined year ended December 31, 2004 includes (1) approximately $2.6 million of costs associated with the closure of certain manufacturing facilities, (2) approximately $7.6 million of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility and (3) a non-cash charge of approximately $0.9 million related to the amortization of purchase price allocated to inventory as a result of the Acquisition.

Selling, General and Administrative Expense. Consolidated SG&A for the year ended December 31, 2005 and the periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 was approximately $342.3 million, $199.9 million and $101.4 million, respectively. Consolidated SG&A, as a percentage of net sales, for the year ended December 31, 2005 and the periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 was approximately 17.5%, 17.9%, and 18.1%, respectively. The decrease in SG&A as a percentage of net sales for the year ended December 31, 2005 was primarily due to lower compensation and employee benefit expense in Unallocated, as well as the factors noted below.

SG&A for the year ended December 31, 2005 includes (1) approximately $24.7 million from acquisitions in the HTP and HVAC segments, (2) an increase over 2004 of approximately $2.7 million of displays expense in the RVP segment related in part to the introduction of new products, (3) an increase over 2004 of approximately $1.8 million (of which approximately $1.4 million is included in the RVP segment and approximately $0.4 million is included in the HVAC segment) related to the effect of changes in foreign currency exchange rates, (4) a non-cash foreign exchange loss of approximately $2.1 million (of which approximately $1.2 million is included in the RVP segment) related to intercompany debt not indefinitely invested in the Company’s subsidiaries, (5) a gain of approximately $1.6 million related to the sale of a corporate office building of one of the Company’s subsidiaries in the HTP segment, (6) approximately $0.3 million of stock-based compensation expense (which is recorded in Unallocated) and (7) a gain of approximately $1.4 million from the settlement of certain obligations.

SG&A for the period from January 1, 2004 to August 27, 2004 includes (1) approximately $3.3 million of stock-based compensation expense, of which approximately $2.3 million is included in Unallocated and (2) a non-cash foreign exchange loss of approximately $0.8 million, of which approximately $0.6 million is recorded in the RVP segment, related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

SG&A for the period from August 28, 2004 to December 31, 2004 includes (1) approximately $0.1 million of stock-based compensation charges, which is included in Unallocated, and (2) a non-cash foreign exchange gain of approximately $0.4 million, of which approximately $0.3 million is recorded in the RVP segment, related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Amortization of Intangible Assets. Amortization of intangible assets for the year ended December 31, 2005 and the periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 was approximately $18.3 million, $8.9 million and $8.4 million, respectively. Amortization of intangible assets as a percentage of net sales, for the year ended December 31, 2005 and the periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 was approximately 0.9%, 0.8% and 1.5%, respectively. The change in the amortization of intangible assets as a percentage of net sales for the year ended December 31, 2005 is principally as a result of utilizing accelerated amortization methods, partially offset by increased amortization of intangible assets in the HTP segment arising primarily from acquisitions in 2005 and the effect of finalizing the fair value adjustments to intangible assets in the fourth quarter of 2004 as a result of the Acquisition.

Expenses and Charges Arising from the Acquisition. The period from January 1, 2004 to August 27, 2004 includes approximately $83.7 million, or 7.5% as a percentage of net sales, of expenses and charges arising from the Acquisition. Included within the $83.7 million of expenses and charges is approximately $45.2 million (of which approximately $34.1 million is included in Unallocated, approximately $3.5 million is included in the RVP segment, approximately $1.8 million is included in the HTP segment and approximately $5.8 million is included in the HVAC segment) of stock-based compensation expense related to the Acquisition.

Operating Earnings. Consolidated operating earnings for the year ended December 31, 2005 and the periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 were approximately $237.2 million, $32.6 million and $42.1 million, respectively. Consolidated operating earnings, as a percentage of net sales, for the year ended December 31, 2005 and the periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 were approximately 12.1%, 2.9% and 7.5%, respectively. The increase in consolidated operating earnings as a percentage of net sales for the year ended December 31, 2005 is primarily due to the factors discussed above and that follow.

Operating earnings of the RVP segment for the year ended December 31, 2005 and the periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 were approximately $123.9 million, $79.9 million and $39.7 million, respectively. Operating earnings of this segment for the year ended December 31, 2005 include (1) an increase over 2004 in earnings of approximately $1.3 million from the effect of foreign currency exchange rates, (2) approximately $0.5 million of increased depreciation expense of property and equipment over 2004 and approximately $0.1 million of increased amortization of intangible assets over 2004, (3) a non-cash charge of approximately $0.4 million related to the amortization of purchase price allocated to inventory and (4) a non-cash foreign exchange loss of approximately $1.2 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Operating earnings of the RVP segment for the period from January 1, 2004 to August 27, 2004 include (1) approximately $3.8 million of stock-based compensation charges (of which approximately $3.5 million is included in the $83.7 million of expenses and charges arising from the Acquisition as noted above) and (2) a non-cash foreign exchange loss of approximately $0.6 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Operating earnings of the RVP segment for the period from August 28, 2004 to December 31, 2004 include (1) a non-cash charge of approximately $1.1 million related to the amortization of purchase price allocated to inventory as a result of the Acquisition and (2) a non-cash foreign exchange gain of approximately $0.3 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

In addition to the effect of the items noted above, operating earnings in the RVP segment improved in 2005 primarily as a result of increased sales prices of bathroom exhaust fans and range hoods and increased sales volume of bathroom exhaust fans, partially offset by material cost increases and increased display expenses as noted previously, related in part to the introduction of new products.

Operating earnings of the HTP segment for the year ended December 31, 2005 and the periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 were approximately $71.0 million, $22.9 million and $12.9 million, respectively. Operating earnings of the HTP segment for the year ended December 31, 2005 include (1) approximately $9.5 million of operating earnings contributed by acquisitions, (2) approximately $0.5 million of increased depreciation expense of property and equipment over 2004 primarily attributable to acquisitions, which is included in the impact of acquisitions noted above, (3) approximately $1.6 million of increased amortization of intangible assets over 2004, (4) a non-cash charge of approximately $0.5 million, of which approximately $0.3 million relates to the Acquisition and approximately $0.2 million relates to the acquisitions as noted above, related to the amortization of purchase price allocated to inventory and (5) a gain of approximately $1.6 million related to the sale of a corporate office building of one of the Company’s subsidiaries.

Operating earnings of the HTP segment for the period from January 1, 2004 to August 27, 2004 include (1) approximately $2.1 million of stock-based compensation charges (of which approximately $1.8 million is included in the $83.7 million of expenses and charges arising from the Acquisition as noted above) and (2) a non-cash charge of approximately $0.2 million of amortization of purchase price allocated to inventory as a result of acquisitions.

Operating earnings of the HTP segment for the period from August 28, 2004 to December 31, 2004 reflect a non-cash charge of approximately $3.7 million related to the amortization of purchase price allocated to inventory as a result of the Acquisition.

In addition to the effect of the items noted above, operating earnings in the HTP segment improved in 2005 primarily as a result of increased net sales volume of audio and video distribution equipment, speakers and access control devices.

Operating earnings (loss) of the HVAC segment for the year ended December 31, 2005 and the periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 were operating earnings of approximately $66.3 million, operating earnings of approximately $25.5 million and an operating loss of approximately $2.6 million, respectively. Operating earnings of this segment for the year ended December 31, 2005 include (1) a decrease in earnings from 2004 of approximately $0.1 million from the effect of foreign currency exchange rates, (2) approximately $0.2 million of increased depreciation expense of property and equipment over 2004 and an approximately $0.8 million decrease in intangible amortization from 2004 and (3) approximately $0.4 million of operating expense contributed by acquisitions.

Operating earnings of the HVAC segment for the period from January 1, 2004 to August 27, 2004 include (1) approximately $2.2 million of costs associated with the closure of certain manufacturing facilities, (2) approximately $6.5 million of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility and (3) approximately $6.2 million of stock-based compensation charges (of which approximately $5.8 million is included in the $83.7 million of expenses and charges arising from the Acquisition as noted above).

Operating earnings of the HVAC segment for the period from August 28, 2004 to December 31, 2004 include (1) approximately $0.4 million of costs associated with the closure of certain manufacturing facilities, (2) approximately $1.1 million of estimated inefficient production costs and expenses associated with the start-up of a new manufacturing facility and (3) a non-cash charge of approximately $0.9 million related to the amortization of purchase price allocated to inventory as a result of the Acquisition.

In addition to the items noted above, operating earnings in the HVAC segment improved in 2005 as a result of increased sales volume of products sold to residential customers, in part, due to unusually warm weather in the United States during 2005 and other factors, sales price increases and improved manufacturing efficiencies, partially offset by material cost increases within the entire segment.

Operating expense in Unallocated for the year ended December 31, 2005 and the periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 was approximately $24.0 million, $95.7 million and $7.9 million, respectively. The change in operating expense for the year ended December 31, 2005 in Unallocated is primarily due to the items noted below, as well as, lower compensation and employee benefit expense. Operating expense in Unallocated for the year ended December 31, 2005 includes (1) approximately $0.3 million of stock-based compensation charges, (2) a non-cash foreign exchange loss of approximately $0.9 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries, (3) a gain of approximately $1.4 million from the settlement of certain obligations and (4) approximately $0.1 million of increased amortization of intangible assets over 2004.

Operating expense in Unallocated for the period from January 1, 2004 to August 27, 2004 includes (1) approximately $36.4 million of stock-based compensation charges (including approximately $34.1 million of charges arising from the Acquisition), (2) approximately $38.5 million of fees and expenses associated with the Acquisition, other than stock-based compensation and (3) a non-cash foreign exchange loss of approximately $0.2 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Operating expense in Unallocated for the period from August 28, 2004 to December 31, 2004 reflects (1) approximately $0.1 million of stock-based compensation charges and (2) a non-cash foreign exchange gain of approximately $0.1 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 10.2%, 11.1% and 12.4% of operating earnings (before unallocated and corporate expenses) for the year ended December 31, 2005 and the periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest Expense. Interest expense for the year ended December 31, 2005 and the periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 was approximately $102.4 million, $56.1 million and $40.3 million, respectively. Interest expense, as a percentage of net sales, for the year ended December 31, 2005 and the periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 was approximately 5.2%, 5.0% and 7.2%, respectively. The change in interest expense, as a percentage of net sales, is primarily due to the factors discussed below. During the year ended December 31, 2005, the Company experienced an increase in interest expense of approximately $63.2 million from additional borrowings primarily in connection with the Acquisition, offset by a reduction in interest expense of approximately $53.5 million relating to the redemption and open market purchases of certain debt in 2004 as discussed in the paragraph below, as well as, a reduction in the amortization of deferred financing costs of approximately $3.7 million relating primarily to the amortization of commitment fees and related expenses recorded in the third quarter of 2004 of approximately $6.3 million in connection with the bridge-facility entered into by the Company to fund the consummation of the Acquisition should it have been necessary.

Loss from Debt Retirement. On August 27, 2004, the Company purchased for cash all of the former Nortek Holdings' 10% senior discount notes due 2011, Nortek's $200.0 million floating rate notes due 2010, and most of Nortek's 9 7/8% senior subordinated notes due 2011, and recorded a pretax loss from debt retirement of approximately $118.8 million in the period from January 1, 2004 to August 27, 2004. In addition, during the first quarter of 2004, the Company called for redemption all of Nortek's outstanding 9 1/4% senior notes due 2007, all of Nortek's outstanding 9 1/8% senior notes due 2007 and all of Nortek's outstanding 8 7/8% senior notes due 2008. The redemption of the 9 1/4% senior notes, 9 1/8% senior notes and 8 7/8% senior notes resulted in a pre-tax loss of approximately $11.9 million in the first quarter of 2004, based upon the difference between the respective redemption prices and the estimated carrying values at the redemption dates of the 9 1/4% senior notes, 9 1/8% senior notes and 8 7/8% senior notes, which include the principal amount redeemed and the estimated remaining unamortized premium recorded in connection with the Recapitalization. As a result of all of these transactions, the Company recorded a pre-tax loss in the period from January 1, 2004 to August 27, 2004 of approximately $130.7 million.

Investment Income. Investment income for the year ended December 31, 2005 and the periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 was approximately $1.8 million, $1.5 million and $0.3 million, respectively. Investment income, as a percentage of net sales, for the year ended December 31, 2005 and the periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 was approximately 0.1%, 0.1% and 0.1%, respectively.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes from continuing operations for the year ended December 31, 2005 and the periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 was a provision for income taxes of approximately $56.1 million, a benefit for income taxes of approximately $41.4 million and a provision for income taxes of approximately $4.3 million, respectively. The income tax rates for all periods differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, foreign income tax on foreign source income and state income tax provisions.

Discontinued Operations. Discontinued operations for the period from January 1, 2004 to August 27, 2004 include earnings of approximately $67.4 million (net of a tax provision of approximately $45.5 million) and include a loss of approximately $0.5 million for the period from August 28, 2004 to December 31, 2004 related to an additional tax provision.

Net Earnings (Loss). Net earnings (loss) for the year ended December 31, 2005 and the periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 were net earnings of approximately $80.5 million, a net loss of approximately $43.9 million and a net loss of approximately $2.7 million, respectively. The changes in net earnings (loss) for the periods principally reflect the factors discussed above.

EBITDA. The Company uses EBITDA as both an operating performance and liquidity measure. Operating performance measure disclosures with respect to EBITDA are provided below. See “Liquidity and Capital Resources” for liquidity measure disclosures with respect to EBITDA and a reconciliation from net cash flows from operating activities to EBITDA.

EBITDA is defined as net earnings (loss) before interest, taxes, depreciation and amortization expense. EBITDA is not a measure of operating performance under GAAP and should not be considered as an alternative or substitute for GAAP profitability measures such as operating earnings (loss) from continuing operations, discontinued operations, extraordinary items and net income (loss). EBITDA as an operating performance measure has material limitations since it excludes, among other things, the statement of operations impact of depreciation and amortization expense, interest expense and the provision (benefit) for income taxes and therefore does not necessarily represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. The Company uses a significant amount of capital assets and depreciation and amortization expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company has a significant amount of debt and interest expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company generally incurs significant U.S. federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of the Company’s costs and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net income (loss) for a more complete analysis of the Company’s profitability, as net income (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to EBITDA. As EBITDA is not defined by GAAP, the Company’s definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of the Company’s operating results as reported under GAAP.

The Company’s management uses EBITDA as a supplementary non-GAAP operating performance measure to assist with its overall evaluation of company and subsidiary operating performance (including the performance of subsidiary management) relative to outside peer group companies. In addition, the Company uses EBITDA as an operating performance measure in financial presentations to its Board of Directors, shareholders, various banks participating in Nortek’s senior secured credit facility, note holders and bond rating agencies, among others, as a supplemental non-GAAP operating measure to assist them in their evaluation of the Company’s performance. The Company is also active in mergers, acquisitions and divestitures and uses EBITDA as an additional operating performance measure to assess company, subsidiary and potential acquisition target enterprise value and to assist in the overall evaluation of company, subsidiary and potential acquisition target performance on an internal basis and relative to peer group companies. The Company uses EBITDA in conjunction with traditional GAAP operating performance measures as part of its overall assessment of potential valuation and relative performance and therefore does not place undue reliance on EBITDA as its only measure of operating performance. The Company believes EBITDA is useful for both the Company and investors as it is a commonly used analytical measurement for comparing company profitability, which eliminates the effects of financing, differing valuations of fixed and intangible assets and tax structure decisions. The Company believes that EBITDA is specifically relevant to the Company, due to the different degrees of leverage among its competitors, the impact of purchase accounting associated with the Acquisition, which impacts comparability with its competitors who may or may not have recently revalued their fixed and intangible assets, and the differing tax structures and tax jurisdictions of certain of its competitors. The Company has included EBITDA as a supplemental operating performance measure, which should be evaluated by investors in conjunction with the traditional GAAP performance measures discussed earlier in this Results of Operations section for a complete evaluation of the Company’s operating performance.

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the year ended December 31, 2005 and the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004:

	For the periods
	Post-Acquisition		Pre-Acquisition
	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004
	(Amounts in millions)

Net earnings (loss) (1)	$80.5	$(2.7)	$(43.9)
Provision (benefit) for income taxes
from continuing operations	56.1	4.3	(41.4)
Provision for income taxes from discontinued operations	---	0.5	45.5
Interest expense from continuing operations	102.4	40.3	56.1
Interest expense from discontinued operations	---	---	4.6
Investment income from continuing operations	(1.8)	(0.3)	(1.5)
Depreciation expense from continuing operations	26.7	8.4	16.7
Depreciation expense from discontinued operations	---	---	1.2
Amortization expense from continuing operations	19.2	14.1	9.1
Amortization expense from discontinued operations	---	---	0.2
EBITDA	$283.1	$64.6	$46.6

(1)  Net earnings (loss) includes approximately $0.3 million, $0.1 million and $48.5 million of stock-based compensation charges recorded in the year ended December 31, 2005 and the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004, respectively.

Net earnings (loss) includes a loss from discontinued operations of approximately $0.5 million for the period from August 28, 2004 to December 31, 2004 and includes earnings from discontinued operations of approximately $67.4 million for the period from January 1, 2004 to August 27, 2004.

Net earnings (loss) for the period from January 1, 2004 to August 27, 2004 includes approximately $83.7 million (which includes approximately $45.2 million of the $48.5 million of stock-based compensation expense noted above) of expenses and charges arising from the Acquisition and approximately $130.7 million of loss on debt retirement, which are recorded in earnings (loss) from continuing operations. Net earnings (loss) for the period from January 1, 2004 to August 27, 2004 also includes approximately $6.4 million of stock-based employee compensation charges related to the former Nortek Holdings' stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem, which are recorded in earnings from discontinued operations.

Liquidity and Capital Resources

Certain sole source suppliers of various fabricated material components and sub-assemblies (“material components”) to the Company’s kitchen range hood subsidiaries based in Italy and Poland experienced financial difficulties in January 2007. The Company is working and will continue to work closely with these suppliers to help them in meeting the supply needs of these subsidiaries for the foreseeable future. The Company has not experienced any significant difficulties in its production or shipments to its customers as a result of these suppliers’ difficulties in maintaining its production as of March 30, 2007. However, there can be no assurance that the Company will be able to continue to prevent a disruption in the supply of such material components or be able to find alternative suppliers. Should these suppliers be unable to continue in operation and the Company is unable to find alternative suppliers for a lengthy period of time, the Company could experience a material adverse effect on its operations. These subsidiaries based in Italy and Poland accounted for approximately 7% of the Company’s consolidated net sales and 5%, before the loss described below, of consolidated operating earnings for the year ended December 31, 2006 and accounted for approximately 7% of the Company’s consolidated net sales and 4% of consolidated operating earnings for the year ended December 31, 2005 and approximately 6.5% and 6.3% of consolidated assets at December 31, 2006 and 2005, respectively. The Company recorded approximately $16.0 million of estimated losses in the RVP segment in the fourth quarter of 2006 in selling, general and administrative expense, net resulting from the unlikelihood that these suppliers will be able to repay advances from our subsidiaries based in Italy and Poland and amounts due under other arrangements. While the Company has recorded its best estimate of the losses related to these suppliers, the actual losses may be different than the amounts recorded at December 31, 2006.

On May 5, 2006, NTK Holdings filed a registration statement on Form S-1 (most recently amended on September 15, 2006) with the SEC for an initial public offering of shares of its common stock (the “Offering”). Although NTK Holdings has not withdrawn its registration statement on Form S-1, there can be no assurance that NTK Holdings will complete the Offering in the foreseeable future.

The Company regularly acquires companies, typically utilizing cash and proceeds from additional indebtedness to finance these acquisitions. Companies acquired during the year ended December 31, 2006 and the impact on cash flows were as follows:

•
On December 12, 2006, the Company, through its wholly-owned subsidiary, Linear LLC (“Linear”), acquired the stock of Gefen, Inc. (“Gefen”) for approximately $22.5 million (utilizing approximately $20.0 million of cash and issuing unsecured 6% subordinated notes totaling $2.5 million due December 2008) plus contingent consideration, which may be payable in future years.

•
On November 11, 2006, the Company, through its wholly-owned subsidiary, Broan-NuTone LLC (“Broan”), acquired the stock of Zephyr Corporation (“Zephyr”) and Pacific Zephyr Range Hood, Inc. (“Pacific”) for approximately $26.4 million (utilizing approximately $22.4 million of cash and issuing unsecured 6% subordinated notes totaling $4.0 million due November 2009).

•
On July 18, 2006, the Company, through Linear, acquired the stock of Magenta for approximately $14.4 million (utilizing approximately $11.9 million of cash, of which approximately $10.0 million was borrowed under Nortek’s revolving credit facility and is still outstanding at December 31, 2006, and issuing unsecured 6% subordinated notes totaling $2.5 million due July 2008), plus contingent consideration, which may be payable in future years.

•
On June 26, 2006, the Company, through Linear, acquired the stock of Secure Wireless and ABT through two mergers for an initial purchase price of approximately $10.5 million, plus contingent consideration of approximately $18.1 million that was earned in 2006 and will be paid in 2007. Additional contingent consideration may be payable in future years.

•
On April 14, 2006, the Company, through two newly formed subsidiaries of its HVAC segment, acquired the assets and certain liabilities of Huntair and Cleanpak, for an initial purchase price of approximately $48.4 million (utilizing approximately $38.4 million of cash and issuing unsecured 6% subordinated notes totaling $10.0 million due April 2008) plus contingent consideration of approximately $30.0 million which was earned in 2006 and will be paid in 2007.

•	On February 22, 2006, the Company, through Linear, acquired the assets and certain liabilities of Furman for approximately $3.3 million.
•	On January 25, 2006, the Company, through Mammoth China, increased its ownership interests in MEG and MSH to sixty-percent for approximately $2.4 million.
•
Contingent consideration related to the acquisitions of Panamax and GTO was also paid during the first quarter of 2006 in the amount of $4.5 million and $0.2 million, respectively. In addition, contingent consideration of approximately $7.5 million relating to the acquisition of OmniMount was earned in 2006 and will be paid in 2007.

On March 2, 2007, the Company, through Linear acquired the stock of LiteTouch, Inc. for approximately $10.6 million (utilizing approximately $8.1 million of cash and issuing unsecured 6% subordinated notes totaling $2.5 million due March 2009). LiteTouch is located in Salt Lake City, UT and designs, manufactures and sells automated lighting control for a variety of applications including residential, commercial, new construction and retro-fit.

The estimated total maximum potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $131.8 million (of which approximately $55.6 million will be paid in 2007), however, currently the Company has estimated that approximately $106.2 million (including the $55.6 million noted above) of additional contingent consideration will be paid in the future related to completed acquisitions (see Note 3 of the Notes to the Consolidated Financial Statements included elsewhere herein).

The Company had consolidated debt as of December 31, 2006, of approximately $1,405.6 million consisting of (i) $43.3 million of short-term borrowings and current maturities of long-term debt, (ii) $50.0 million of long-term notes, mortgage notes and other indebtedness, (iii) $10.0 million of Nortek’s 9 7/8% Senior Subordinated Notes due 2011, (iv) $625.0 million of Nortek’s 8 1/2% Senior Subordinated Notes due 2014 and (v) $677.3 million of long-term debt outstanding under Nortek’s senior secured credit facility.

During the year ended December 31, 2006, the Company had a net increase in its consolidated debt of approximately $31.8 million resulting from:

(Amounts in millions)

Net borrowings under the revolving portion of Nortek’s senior secured credit facility	$10.0

Additional borrowings related primarily to the Company’s foreign subsidiaries	24.6

Issuance of unsecured notes related to the acquisitions noted above	19.0

Foreign currency translation	2.1

Principal payments	(23.9)

Net change in consolidated debt	$31.8

The Company’s debt to equity ratio was approximately 2.5:1 as of December 31, 2006 as compared to approximately 2.7:1 as of December 31, 2005. The decrease in the ratio was primarily due to an increase in stockholder’s investment, primarily as a result of the effect of net earnings of approximately $89.7 million for the year ended December 31, 2006, partially offset by the net increase in indebtedness as discussed above.

Stockholder’s Investment includes a $4.9 million non-cash “Adjustment of carryover basis of continuing management investors in the THL Transaction” for the year ended December 31, 2006. See Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein.

On April 3, 2006, Nortek amended and restated the credit agreement for its senior secured credit facility, expanding its $100.0 million revolving credit facility to $200.0 million and modifying certain covenants. The amendment provides Nortek with additional liquidity and covenant flexibility. The revolving credit facility matures in August 2010 and includes both a letter of credit sub-facility and swing line loan sub-facility. As of March 30, 2007, Nortek had approximately $34.0 million outstanding and approximately $133.2 million of additional borrowing capacity under the U.S. revolving portion of its senior secured credit facility, with approximately $22.8 million in outstanding letters of credit, and under the Canadian revolving portion of its senior secured credit facility the Company had no outstanding borrowings and approximately $10.0 million of additional borrowing capacity. The letters of credit have been issued under Nortek’s revolving credit facility as additional security for (1) approximately $17.2 million relating to certain of the Company’s insurance programs, (2) approximately $3.9 million relating to leases outstanding for certain of the Company’s manufacturing facilities and (3) approximately $1.7 million relating to certain of the subsidiaries’ purchases and other requirements. Letters of credit reduce borrowing availability under Nortek’s revolving credit facility on a dollar for dollar basis.

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

As of December 31, 2006, approximately $152.0 million was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive loan agreement, the Company’s senior secured credit facility.

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

The following is a summary of the Company’s estimated future cash obligations under current and long-term debt obligations (excluding unamortized debt premium), interest expense (based upon interest rates in effect at the time of the preparation of this summary), capital lease obligations, minimum annual rental obligations primarily for non-cancelable lease obligations (operating leases), purchase obligations, other long-term liabilities and other obligations. Long-term debt and interest payments in the table below reflect the financing transactions during the year ended December 31, 2006 as previously described (see Notes 3 and 6 of the Notes to the Consolidated Financial Statements included elsewhere herein):

	Payments due by period
	Less than 1 Year	Between 1 & 2 Years	Between 3 & 4 Years	5 Years or Greater	Total
	(Amounts in millions)

Debt obligations	$41.7	$39.3	$677.2	$627.5*	$1,385.7*
Interest payments	111.1	219.5	183.8	179.3	693.7
Capital lease obligations	1.6	3.5	3.9	10.9	19.9
Operating lease obligations	18.6	25.5	16.1	23.8	84.0
Future contingent consideration	55.6	50.6	---	---	106.2
Other liabilities (1)	0.3	21.1	23.2	84.5	129.1
Total	$228.9	$359.5	$904.2	$926.0	$2,418.6

                                                  *   Subsidiary debt used for working capital purposes such as lines of credit are estimated to continue through December 31, 2016 in the above table.

(1)	Includes pension, profit sharing and other post-retirement benefits (see Note 8 of the Notes to the Consolidated Financial Statements included elsewhere herein).

As of December 31, 2006, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $21.5 million of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001. The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 (see Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein) and has recorded an estimated liability related to this indemnified guarantee of approximately $0.9 million at December 31, 2006 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee. Should the buyer of the former subsidiary cease making payments then the Company may be required to make payments on its indemnification.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $12.0 million and $12.5 million at December 31, 2006 and 2005, respectively. Approximately $5.4 million of short-term liabilities and approximately $6.6 million of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheet at December 31, 2006 related to these indemnifications. In February 2005, the Company settled a portion of these obligations with a lump sum cash payment resulting in a reduction of approximately $1.4 million in such liabilities, which was recorded as income in the Company’s consolidated statement of operations for the year ended December 31, 2005 (see Note 14 of the Notes to the Consolidated Financial Statements included elsewhere herein).

The Company’s combined short-term and long-term warranty liabilities increased from approximately $34.8 million as of December 31, 2005 to approximately $41.2 million as of December 31, 2006, and warranty expense increased from approximately $21.3 million for the year ended December 31, 2005 to approximately $27.4 million for the year ended December 31, 2006. The increase in warranty expense for the year ended December 31, 2006 as compared to the same period of 2005 is primarily as a result of increased expense in the RVP and HTP segments as noted previously and as a result of increased sales activity, particularly in the Company’s HVAC segment. The Company provides for estimated warranty liabilities at the time of sale and periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

At December 31, 2006, the Company had approximately $57.4 million of unrestricted cash and cash equivalents to fund its cash flow needs for 2007. During 2007, the Company expects that it is reasonably likely that the following major cash requirements will occur as compared to 2006:

	For the year ended December 31,
	2007	2006
	(Amounts in millions)

Interest payments, net	$111.1	$106.2
Principal payments, net	41.7	77.4
Capital lease obligations	1.6	1.4
Completed acquisitions and contingent earn out payments	65.2	106.2
Capital expenditures	40.0	42.3
Operating lease and other rental payments	24.7	26.5
Defined benefit pension plan contributions	9.6	11.6
Income tax payments, net	46.0	23.7
	$339.9	$395.3

The Company expects to meet its cash flow requirements for fiscal 2007, including debt repayments and acquisitions, from cash from operations, existing cash and cash equivalents and the use of Nortek’s senior secured credit facility.

Unrestricted cash and cash equivalents decreased from approximately $77.2 million at December 31, 2005 to approximately $57.4 million at December 31, 2006. The Company has classified as restricted, in the accompanying consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in its operations. At December 31, 2006, approximately $4.5 million (of which approximately $3.3 million is included in long-term assets) of cash and cash equivalents are held primarily as collateral to fund future capital expenditures within the Company’s segments, as well as to fund certain benefit obligations relating to supplemental executive retirement plans.

Capital expenditures were approximately $42.3 million (none of which were financed under a capital lease) for the year ended December 31, 2006 as compared to approximately $33.7 million (of which approximately $4.8 million was financed under a capital lease) for the year ended December 31, 2005. Capital expenditures are expected to be between approximately $35.0 million and $40.0 million in 2007. Under the Company’s amended senior secured credit facility, capital expenditures are limited to approximately $67.0 million in 2007.

The Company’s working capital decreased from approximately $273.8 million at December 31, 2005 to approximately $211.1 million at December 31, 2006, while the current ratio decreased from approximately 1.7:1 at December 31, 2005 to approximately 1.4:1 at December 31, 2006. This decrease in working capital for the year ended December 31, 2006 was primarily a result of increases in short-term borrowings at the Company’s foreign subsidiaries and borrowings under the revolving portion of the Company’s senior secured credit facility (see Note 6 of the Notes to the Consolidated Financial Statements included elsewhere herein), accounts payable and accrued expenses, partially offset by increases in accounts receivable and inventory. The change in working capital also reflects the reduction in cash to fund a portion of the Nortek Holdings deferred compensation plan payment in the second quarter of 2006 as noted previously.

Accounts receivable increased approximately $56.7 million, or approximately 20.8%, between December 31, 2005 and December 31, 2006, while net sales increased approximately $37.7 million, or approximately 7.5%, in the fourth quarter of 2006 as compared to the fourth quarter of 2005. This increase in accounts receivable is primarily a result of acquisitions and a decrease in collections, offset by decreased sales levels. Acquisitions contributed approximately $61.7 million to the increase in net sales in the fourth quarter of 2006 as compared to the fourth quarter of 2005 and approximately $33.6 million to the increase in accounts receivable at December 31, 2006. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on December 31, 2006 as compared to December 31, 2005. Accounts receivable from customers related to foreign operations increased approximately 34.4% to $95.1 million at December 31, 2006 from December 31, 2005. The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in 2006.

Inventories increased approximately $36.3 million, or approximately 15.0%, between December 31, 2005 and December 31, 2006 primarily as a result of acquisitions, and to a lesser extent, to support future sales levels, as well as increased material costs principally for copper and aluminum, primarily in the HVAC segment. These increases were offset by a decline in inventory levels for residential air conditioners related to 13 SEER products in the HVAC segment, as well as improved inventory management, primarily in the HTP segment. Acquisitions contributed approximately $23.5 million to the increase at December 31, 2006.

Accounts payable increased approximately $29.2 million, or 18.4%, between December 31, 2005 and December 31, 2006 due primarily to increased inventory levels and timing of payments. Acquisitions contributed approximately $25.7 million to the increase in accounts payable at December 31, 2006.

Accrued expenses and taxes increased approximately $86.1 million, or approximately 43.8%, between December 31, 2005 and December 31, 2006 primarily as a result of approximately $55.6 million of future contingent consideration recorded in the fourth quarter of 2006 related to acquisitions that will be paid in 2007 (see Note 3 of the Notes to the Consolidated Financial Statements included elsewhere herein) and approximately $7.8 million of estimated reserves as a result of the unlikelihood that certain suppliers to our kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements. Acquisitions contributed approximately $76.3 million, including the $55.6 million of contingent consideration payable in 2007 as noted above, to the increase at December 31, 2006.

Other long-term liabilities decreased approximately $37.6 million, or approximately 22.6%, between December 31, 2005 and December 31, 2006, primarily as a result of the non-cash curtailment gain of approximately $35.9 million related to post-retirement medical and life insurance benefits from the final implementation of a union contract that no longer provides such benefits (see Notes 2, 7 and 8 of the Notes to the Consolidated Financial Statements included elsewhere herein). Acquisitions contributed approximately $3.6 million to other long-term liabilities at December 31, 2006.

Changes in certain working capital accounts, as noted above, between December 31, 2005 and December 31, 2006, differ from the changes reflected in the Company’s Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the three preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Net cash flows from operating activities for the year ended December 31, 2006 increased by approximately $19.5 million to approximately $148.0 million of net cash provided by operating activities from approximately $128.5 million of net cash provided by operating activities for the year ended December 31, 2005, primarily due to increases in depreciation and amortization expense and in the deferred tax provision between the periods, offset by the $35.9 million non-cash gain from the curtailment of post-retirement medical and life insurance benefits recorded during the second quarter of 2006 and an approximate $3.5 million reduction of a compensation accrual originally provided in 2004 that was determined to be no longer required. The increase in net cash provided by operating activities also reflects a reduction in the change in accounts receivable and inventory, offset by an increase in the change in accrued expenses and taxes. Net cash flows used in investing activities for the year ended December 31, 2006 increased by approximately $8.5 million to net cash used in investing activities of approximately $146.3 million from approximately $137.8 million for the year ended December 31, 2005, primarily due to increased capital expenditures of approximately $13.4 million and a reduction in the proceeds from the sale of property and equipment of approximately $5.7 million, offset by a reduction in payments for acquisitions of approximately $11.0 million. Cash flows used in financing activities for the year ended December 31, 2006 increased by approximately $13.0 million to net cash used in financing activities of approximately $21.5 million from approximately $8.5 million for the year ended December 31, 2005, primarily due to cash dividends paid in 2006 of approximately $28.1 million, offset by an increase in net borrowing proceeds of approximately $16.5 million. As discussed earlier, the Company generally uses cash flows from operations, and where necessary debt financing, to finance its capital expenditures and strategic acquisitions and to meet the service requirements of its existing indebtedness.

Unrestricted cash and cash equivalents decreased approximately $19.8 million and approximately $17.8 million for the years ended December 31, 2006 and 2005, respectively, principally as a result of the following:

	Condensed Consolidated Cash Flows (1)
	For the years ended December 31,
	2006	2005
Operating Activities:	(Amounts in millions)
Cash flow from operations, net	$145.8	$139.9
Change in accounts receivable, net	(19.6)	(37.3)
Change in inventories	(14.0)	(24.3)
Change in prepaids and other current assets	11.1	(5.2)
Change in accounts payable	(0.7)	20.7
Change in accrued expenses and taxes	35.2	19.9
Change in taxes receivable from Nortek Holdings, Inc.	---	20.2
Investing Activities:
Capital expenditures	(42.3)	(28.9)
Net cash paid for businesses acquired	(106.2)	(117.2)
Proceeds from the sale of property and equipment	5.1	10.8
Change in restricted cash and investments	0.4	(0.2)
Financing Activities:
Change in borrowings, net	8.2	(8.3)
Dividends	(28.1)	---
Other, net	(14.7)	(7.9)
	$(19.8)	$(17.8)

(1)  Summarized from the Company’s Consolidated Statement of Cash Flows for the years ended December 31, 2006 and 2005 (see the Consolidated Financial Statements included elsewhere herein).
The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net.

Income tax payments, net of refunds were approximately $23.7 million in 2006. At December 31, 2006, the Company had approximately $42.0 million of foreign net operating loss carry-forwards that if utilized would offset future foreign tax payments. In addition, the Company has no remaining federal net operating loss carryforwards, and has an alternative minimum tax credit carryforward of approximately $2.4 million at December 31, 2006. See Notes 4 and 5 of the Notes to the Consolidated Financial Statements included elsewhere herein.

The Company uses EBITDA as both a liquidity and an operating performance measure. Liquidity measure disclosures with respect to EBITDA are provided below. Refer to the Results of Operations section for operating performance measure disclosures with respect to EBITDA and a reconciliation from net earnings (loss) to EBITDA.

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

Company management uses EBITDA as a supplementary non-GAAP liquidity measure to allow the Company to evaluate its operating units’ cash-generating ability to fund income tax payments, corporate overhead, capital expenditures and increases in working capital. EBITDA is also used by management to allocate resources for growth among its businesses, to identify possible impairment charges, to evaluate the Company’s ability to service its debt and to raise capital for growth opportunities, including acquisitions. In addition, the Company uses EBITDA as a liquidity measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in Nortek’s Credit Facility, note holders and Bond Rating agencies, among others, as a supplemental non-GAAP liquidity measure to assist them in their evaluation of the Company’s cash flow performance. The Company uses EBITDA in conjunction with traditional GAAP liquidity measures as part of its overall assessment of cash flow ability and therefore does not place undue reliance on EBITDA as its only measure of cash flow performance.

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

The following table presents a reconciliation from net cash used in operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the years ended December 31, 2006 and 2005 and the periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004:

	For the Periods
				Pre-
	Post-Acquisition			Acquisition
	Jan. 1, 2006 -	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004
	(Amounts in millions)

Net cash provided by operating activities (1)	$148.0	$128.5	$56.2	$35.0
Cash used by working capital and other long-term asset and liability changes	(2.2)	11.4	(33.4)	(0.9)
Non-cash interest expense, net	(5.3)	(5.3)	(1.9)	(24.7)
Effect of the Acquisition, net	---	---	---	(38.4)
Non-cash stock-based compensation	(0.3)	(0.3)	(0.1)	(48.5)
Gain from curtailment of post-retirement medical benefits	35.9	---	---	---
Compensation reserve adjustment	3.5	---	---	---
(Loss) / gain on sale of property and equipment	(1.3)	1.6	---	---
Loss from debt retirement	---	---	---	(130.7)
Gain on sale of discontinued operations	---	---	---	125.2
Deferred federal income tax (provision) benefit from continuing operations	(27.4)	(9.5)	(1.0)	46.9
Operating cash flows from discontinued operations	---	---	---	(0.5)
Deferred federal income tax benefit from discontinued operations	---	---	---	18.5
Provision (benefit) for income taxes from continuing operations	63.9	56.1	4.3	(41.4)
Provision (benefit) for income taxes from discontinued operations	---	---	0.5	45.5
Interest expense from continuing operations	115.6	102.4	40.3	56.1
Interest expense from discontinued operations	---	---	---	4.6
Investment income from continuing operations	(2.2)	(1.8)	(0.3)	(1.5)
Depreciation expense from discontinued operations	---	---	---	1.2
Amortization expense from discontinued operations	---	---	---	0.2
EBITDA (2)	$328.2	$283.1	$64.6	$46.6

(1)  Net cash used in operating activities includes a loss from discontinued operations of approximately $0.5 million for the period from August 28, 2004 to December 31, 2004 and includes earnings from discontinued operations of approximately $67.4 million for the period from January 1, 2004 to August 27, 2004 (see Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein).

(2)  EBITDA includes an approximate $35.9 million curtailment gain related to post-retirement medical and life insurance benefits, reserves of approximately $16.0 million related to estimated losses as a result of the unlikelihood that certain suppliers to our kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements, an approximate $3.5 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility and an increase in warranty expense in the first quarter of 2006 of approximately $1.5 million related to a product safety upgrade in the RVP segment for the year ended December 31, 2006. EBITDA includes an increase in warranty expense of approximately $2.3 million related to a product safety upgrade in the HTP segment for the year ended December 31, 2006. EBITDA includes an approximate $1.6 million gain related to the favorable settlement of litigation and a charge of approximately $1.2 million, net of minority interest of approximately $0.8 million, related to a reserve for amounts due from a customer in China related to a Chinese construction project in the HVAC segment for the year ended December 31, 2006. EBITDA includes an approximate $3.5 million reduction of a compensation accrual originally provided in 2004 that was determined to be no longer required and a non-cash foreign exchange gain of approximately $1.2 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries, which is included in Unallocated, for the year ended December 31, 2006.

EBITDA includes a non-cash foreign exchange loss of approximately $1.2 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries in the RVP segment for the year ended December 31, 2005. EBITDA includes a gain of approximately $1.6 million related to the sale of a corporate office building of one of the Company’s subsidiaries in the HTP segment for the year ended December 31, 2005.

EBITDA for the period from January 1, 2004 to August 27, 2004 includes approximately $83.7 million of expenses and charges arising from the Acquisition and approximately $130.7 million of loss on debt retirement, which are recorded in earnings (loss) from continuing operations (see Notes 6 and 14 of the Notes to the Consolidated Financial Statements included elsewhere herein). EBITDA for the period from January 1, 2004 to August 27, 2004 also includes approximately $6.4 million of stock-based employee compensation charges related to the former Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem, which are recorded in earnings from discontinued operations (see Notes 1 and 10 of the Notes to the Consolidated Financial Statements included elsewhere herein).

EBITDA includes approximately $0.3 million, $0.3 million, $0.1 million and $48.5 million of stock-based compensation charges recorded in the years ended December 31, 2006 and 2005 and the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004, respectively.

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

Although the Company is subject to the effects of changing prices, the impact of inflation has not been a significant factor in results of operations for the periods presented. In some circumstances, market conditions or customer expectations may prevent the Company from increasing the prices of its products to offset the inflationary pressures that may increase costs in the future. During 2006, the Company continued to experience higher material costs related primarily to purchases of copper, aluminum and related purchased components, as well as increased transportation and energy costs, these cost increases were partially offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases.

As of December 31, 2006, approximately 6.7% of the Company’s workforce was subject to various collective bargaining agreements.

On June 8, 2005, the Company's collective bargaining agreement with the United Automobile Aerospace & Agricultural Implement Workers of America and its Local No. 2029 expired. That bargaining unit covered approximately 4.4% of the Company's employees (414 employees), which were located at the Cincinnati, OH location of the Company's subsidiary NuTone. On or about June 8, 2005, the Company presented its final proposal to the union bargaining committee but such proposal was not accepted by the union members. On July 16, 2005, the Company locked out the union employees at the NuTone Cincinnati, OH facility. On September 6, 2005, the Company notified the union bargaining committee that negotiations had reached an impasse and that it was unilaterally implementing the terms of its final offer. Among other things, this implemented final offer does not provide the NuTone union members with post retirement medical and life insurance benefits. In late June 2006, the Company informed the union that the Company would close the manufacturing operations at the Cincinnati, OH facility on or about August 30, 2006. NuTone’s operating results are included in the RVP segment.

On July 27, 2006 the union members ratified a Closedown Agreement providing for the closedown and permanent layoff of all bargaining unit employees employed at the NuTone plant effective August 30, 2006, and the release by the union of any claims it may have against the Company. In 2007, the Company expects to record additional restructuring expenses of approximately $2.1 million as it completes the closedown of this facility.

A work stoppage at one of the Company’s facilities that lasts for a significant period of time could cause the Company to lose sales, incur increased costs and adversely affect its ability to meet customers’ needs. A plant shutdown or a substantial modification to a collective bargaining agreement could result in material gains or losses or the recognition of an asset impairment. As agreements expire and until negotiations are completed, the Company does not know whether it will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements or at all and without production interruptions, including labor stoppages.

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

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less. At December 31, 2006, the fair value of the Company’s unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At December 31, 2006, approximately 49.5% of the carrying values of the Company’s long-term debt was at fixed interest rates.

See the table set forth in item D (Long-term Debt) below and Notes 1 and 6 of the Notes to the Consolidated Financial Statements included elsewhere herein for further disclosure of the terms of the Company’s debt.

B. Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In 2006, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations. The impact of foreign currency changes related to translation resulted in an increase in stockholder’s investment of approximately $5.1 million for the year ended December 31, 2006. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets, including, the use of strategic short and long-term borrowings at the foreign subsidiary level. Consistent with this strategy, notes payable and other short- term obligations at December 31, 2006 consist primarily of short-term borrowings by certain of the Company’s foreign subsidiaries. At December 31, 2006, the Company’s net investment in foreign assets was approximately $144.1 million. An overall unfavorable change in foreign exchange rates of 10% would result in an approximate $13.1 million reduction in equity as a result of the impact on the cumulative translation adjustment. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At December 31, 2006, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At December 31, 2006, the Company did not have any material outstanding commodity forward contracts.

D. Long-term Debt

The table that follows sets forth as of December 31, 2006, the Company’s long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values. Less than approximately 1% of the Company’s total long-term indebtedness is denominated in foreign currencies. The weighted average interest rates for variable rate debt are based on December 31, 2006 interest rates.

Long-term Debt:
	Scheduled Maturity			Average Interest Rate
	Fixed	Variable		Fixed	Variable
Year-ending	Rate	Rate	Total	Rate	Rate	Total
	(Dollar amounts in millions)

December 31, 2007	$10.0	$10.0	$20.0	6.2%	6.6%	6.4%
2008	18.8	10.0	28.8	6.1	6.6	6.3
2009	3.9	10.1	14.0	6.5	6.5	6.5
2010	1.9	172.7	174.6	7.0	7.3	7.3
2011	12.0	494.5	506.5	9.4	7.4	7.4
Thereafter	636.0	2.4	638.4	8.5	5.3	8.5
Total Long-term Debt at December 31, 2006 (1)	$682.6	$699.7	$1,382.3	8.4%	7.3%	7.8%
Fair Market Value of Long-term Debt at December 31, 2006	$667.0	$699.7	$1,366.7

(1)  Includes the Company’s 9 7/8% Senior Subordinated Notes due 2011 and 8 1/2% Senior Subordinated Notes due 2014 with a total aggregate principal amount of approximately $635.0 million

These amounts also include the Company’s Senior Secured Term Loan with a total principal amount of approximately $684.3 million and a weighted average variable interest rate of approximately 7.2%. The Company’s Senior Secured Term loan matures at various times through 2011.

See Liquidity and Capital Resources and Note 6 the Notes to the Consolidated Financial Statements included elsewhere herein for further information surrounding the Company’s outstanding debt obligations.

Forward - Looking Statements
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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2006

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

NTK Holdings, Inc. is the sole stockholder of Nortek Holdings, Inc., which is the sole stockholder of Nortek, Inc. NTK Holdings, Inc. is a wholly-owned subsidiary of Investors LLC, whose members include affiliates of Thomas H. Lee Partners, L.P. and members of the Company’s senior management. Each member of the management committee of Investors LLC is also a director of NTK Holdings. For more information, see “Certain Relationships and Related Transactions - Securityholders Agreement”.

The following table sets forth the names of the Company’s directors, their positions, ages and the year each of them became a director of the Company:

Name	Principal Occupation	Age	Director Since

Richard L. Bready	Chairman, President and Chief Executive Officer of the Company	62	1976

Jeffrey C. Bloomberg	Director	59	2005

Joseph M. Cianciolo	Director	67	2003

Anthony J. DiNovi	Director	44	2004

David V. Harkins	Director	66	2004

David B. Hiley	Director	68	2003

Kent R. Weldon	Director	39	2004

Richard L. Bready has served as Chairman of the Board, Chief Executive Officer and President of the Company since December 1990. Mr. Bready joined Nortek as Treasurer in 1975 and was elected Director in 1976. Prior to joining Nortek, Mr. Bready was an independent financial consultant and an audit manager at a major public accounting firm. Mr. Bready is a director of Gamco Investors, Inc.

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

Anthony J. DiNovi has been a member of the Board of Directors of the Company since August 27, 2004. Mr. DiNovi is a Co-President of Thomas H. Lee Partners, L.P. Prior to joining Thomas H. Lee Partners, L.P. in 1988, Mr. DiNovi was in the corporate finance departments of Goldman, Sachs & Co. and Wertheim Schroder & Co., Inc. Mr. DiNovi currently serves as a director of American Media, Inc., Dunkin Brands, Inc., Michael Foods, Inc., Vertis, Inc. and West Corp.

David V. Harkins has been a member of the Board of Directors of the Company since August 27, 2004. Mr. Harkins currently serves as Vice Chairman of Thomas H. Lee Partners, L.P. Mr. Harkins is currently a director of National Dentex Corporation and Dunkin Brands, Inc. Mr. Harkins served as interim Chairman of the Board and Chief Executive Officer of Conseco, Inc. from April 28, 2000 until June 28, 2000 without compensation for such service. On December 17, 2002, Conseco, Inc. voluntarily commenced a case under Chapter 11 of the United States Code in the United States Bankruptcy Court, Northern District of Illinois, Eastern Division.

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

Kent R. Weldon has been a member of the Board of Directors of the Company since August 27, 2004. Mr. Weldon is a Managing Director of Thomas H. Lee Partners, L.P. Mr. Weldon was employed by Thomas H. Lee Partners, L.P. from 1991 until 1993 and has been employed by Thomas H. Lee Partners, L.P. since 1995, when he rejoined the firm. Prior to joining Thomas H. Lee Partners, L.P., Mr. Weldon worked in the corporate finance department of Morgan Stanley & Co. Incorporated. Mr. Weldon currently serves as a director of Cumulus Media Partners, FairPoint Communications, Inc., Michael Foods, Inc., and Progressive Moulded Products, Ltd.

Executive Officers of the Company

The following table sets forth the names of the executive officers of the Company, their positions, and ages:

Name	Age	Position

Richard L. Bready	62	Chairman, President and Chief Executive Officer

Almon C. Hall	60	Vice President and Chief Financial Officer

Kevin W. Donnelly	52	Vice President, General Counsel and Secretary

Edward J. Cooney	59	Vice President and Treasurer

Bryan L. Kelln	41	Senior Vice President and Chief Operating Officer

Messrs. Bready, Hall, Cooney and Donnelly have served in the same or substantially similar executive positions with the Company for at least the past five years.

On June 13, 2005, the Company appointed Bryan L. Kelln to the newly created position of Vice President-Operations and subsequently on December 22, 2006, Mr. Kelln was promoted to the newly created position of Senior Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Kelln served as President of Jacuzzi, Inc. from July 2004 to May 2005; as Operating Executive of The Jordan Company from 2002 to 2004; as President and CEO of RockShox, Inc. from 2000 to 2002; and as Senior Vice President at General Cable Corporation. Mr. Kelln currently serves as a director of Sensus Metering Systems, Inc. See “Executive Compensation - Employment Contracts and Termination of Employment and Change of Control Arrangements - Agreement with Bryan L. Kelln”.

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

There are no family relationships between any director, executive officer or other significant employee and any other director, executive officer or other significant employee.

Code of Ethics

The Company has adopted a code of ethics that applies to its President and Chief Executive Officer, Vice President and Chief Financial Officer, Vice President and Treasurer, Vice President and Controller and other persons performing similar functions as identified by the President and Chief Executive Officer. The Company is filing a copy of its code of ethics as Exhibit 14 to this Form 10-K.

Audit Committee

The Company’s audit committee currently is comprised of Messrs. Cianciolo, Bloomberg and Hiley. Although the Company is not a “listed issuer” within the meaning of Rule 10A-3 under the Exchange Act, the Company’s board of directors has determined that Mr. Cianciolo and Mr. Bloomberg are considered “independent” directors within the meaning of the rules of the New York Stock Exchange for listed companies and within the meaning of Rule 10A-3 under the Exchange Act. In addition, Mr. Cianciolo is an audit committee financial expert as that term is used in Item 407(d)(5)(ii) of Regulation S-K adopted by the Securities and Exchange Commission. The audit committee met 5 times in 2006.

The duties and responsibilities of the audit committee include, among other things:

•	overseeing management's maintenance of the reliability and integrity of the Company’s accounting policies and financial reporting and the Company’s disclosure practices;
•	overseeing management's establishment and maintenance of processes to assure that an adequate system of internal control is functioning;
•	overseeing management's establishment and maintenance of processes to assure the Company’s compliance with all applicable laws, regulations and corporate policy;
•	reviewing the Company’s annual and quarterly financial statements prior to their filing or prior to the release of earnings; and
•
appointing, compensating, terminating, retaining and overseeing the work of the independent registered public accounting firm and considering and approving any non-audit services proposed to be performed by the independent registered public accounting firm.

The audit committee will have the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate.

Compensation Committee

The Company’s compensation committee is comprised of Messrs. Bready and DiNovi. The duties and responsibilities of the compensation committee include, among other things:

•	reviewing key employee compensation policies, plans and programs, including those for the executive officers, other than Mr. Bready;
•	monitoring performance and compensation of the Company’s employee-directors, officers and other key employees;
•	preparing recommendations and periodic reports to the board of directors concerning these matters; and
•	administering the incentive programs referred to in “Executive Compensation” below.

Compensation Committee Interlocks and Insider Participation

Mr. Bready and Mr. DiNovi are currently the members of the Company’s compensation committee. The committee determines compensation of the Company’s executive officers other than Mr. Bready. Mr. Bready’s compensation is determined by the full Board of Directors.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

The Compensation Committee of the Company’s Board of Directors has responsibility for developing, overseeing and implementing the overall compensation philosophy for the Company’s named executive officers, except for the Chief Executive Officer whose compensation is determined by the full board of directors. Generally, (i) the Chief Executive Officer recommends for the approval of the Compensation Committee, the specific elements of compensation, the incentive compensation awards and salary adjustments that apply to the named executive officers (other than the Chief Executive Officer), and (ii) the full board of directors approves the specific elements of compensation, incentive compensation awards and salary adjustments for the Chief Executive Officer. However, in connection with the THL Transaction, certain of the named executive officers, including the Chief Executive Officer and Chief Financial Officer, negotiated and executed employment contracts which govern certain elements of their compensation. In this analysis, the term “named executive officer” refers to the Company’s Chief Executive Officer, Chief Financial Officer and the other executive officers included in the Summary Compensation Table further below.

Compensation Philosophy and Objectives

In general, the Company's executive compensation program is designed to attract, motivate, reward and retain high caliber executives to assist the Company in achieving its strategic and operating objectives, and to compensate them at a level that is commensurate with both corporate and individual performance achievements with the ultimate goal of increasing equityholder value. The Compensation Committee attempts to design a compensation package that is fair to both the executives and equityholders in relation to corporate performance and contributions to equityholder value, that is competitive in relation to companies of similar size and operations, and that is balanced appropriately between cash and equity-based compensation. As part of this compensation package, the Committee includes incentive-based compensation designed to reward the executive for both short and long-term company success. Short term performance is measured each fiscal year, and is typically rewarded through discretionary cash bonuses. Long-term performance is targeted through equity awards which have been granted to the named executive officers in the form of Class C units in Investors LLC, which are discussed in detail below, to ensure that the named executive officer’s interests are aligned with the interests of the equityholders of the Company.

Overview of Compensation and Process

The Compensation Committee oversees the executive compensation program and makes the final approval of compensation elements and amounts based upon the recommendations of the Chief Executive Officer. The Chief Executive Officer makes recommendations relating to compensation levels of the named executive officers (excluding the Chief Executive Officer) and also decisions relating to the elements of compensation, generally of Company’s management, in each case subject to the final approval of the Compensation Committee. In making these recommendations, which are based in part on third party data as described below, the Chief Executive Officer consults with the Company’s Treasurer working together with the Human Resources Department. The Compensation Committee can exercise its discretion to increase or decrease any recommended payments, adjustments or awards to the named executive officers not otherwise earned under the terms of contractual arrangements described below.

The Company has not in the past directly engaged a compensation consultant in connection with the structuring of compensation programs or the setting of individual compensation or performance targets. However, the Company has participated in surveys; periodically sought the advice of consultants; received industry data generally available from companies of comparable size and industry; and with respect to long-term equity performance programs, the Company sought the advice of legal and accounting specialists in order to establish the Class C unit vesting program entered into in connection with the THL Transaction. If requested, such third party information is available to the Compensation Committee.

The Company does not have a formal policy relating to the allocation of compensation between cash and non-cash elements, such as equity awards. In the recent past, the Company has utilized both cash and non-cash awards for variable compensation programs. When making incentive compensation awards, the Company will determine the appropriate form of award depending on the circumstances. The Company maintains a long-term equity compensation plan pursuant to which the named executive officers received grants of Class C units in Investors LLC in connection with the THL Transaction (except for Mr. Kelln who was granted his Class C units upon his date of hire which was subsequent to the THL Transaction). The vesting criteria for the Class C units are described in detail below.

While the Company similarly has no written policy relating to the allocation of compensation between short term and long-term performance standards, it attempts to achieve a mix between the two. Short term exceptional performance is rewarded in cash through the annual discretionary cash bonuses. Long-term incentive objectives are met through the equity grants made in the form of Class C units in Investors LLC to the named executive officers in connection with the THL Transaction (except for Mr. Kelln who was granted his Class C-units upon his date of hire which was subsequent to the THL Transaction). Such equity grants in the recent past have not been made as part of a regular or annual program. Rather, the Compensation Committee takes a longer term approach to its equity grants and accordingly made equity based awards in the form of Class C units of Investors LLC one time in connection with the THL Transaction (or at the date of hire for named executive officers who are hired subsequent to the THL Transaction). In connection with the THL Transaction certain of the named executive officers, including the Chief Executive Officer and Chief Financial Officer, negotiated and executed employment contracts which govern the number of Class C units that they were entitled to receive.

Elements of Compensation

There were four primary components of the compensation package of the named executive officers for 2006. Those components are base salary; discretionary cash bonuses; equity based awards; and retirement benefits. In addition, each named executive officer receives health and life insurance benefits. Also, the Company provides perquisites, some of which are discretionary and others are provided pursuant to the terms of employment agreements between the Company and certain named executive officers entered into in connection with the THL Transaction. The purpose of such perquisites is to motivate employees; to create goodwill; and to reward employees for achievements that may not be measurable financial objectives.

Base Salary
The Company provides named executive officers, like its other employees, a base salary in order to compensate them for the services which they provide to the Company over the course of the year. The Company attempts to meet competitive salary norms for a company of its size and to reward performance and increased levels of responsibility through annual salary increases. Salaries of executives upon the executive's hiring or promotion are determined by reference to the market data provided by the compensation surveys, search consultants and industry data generally available from companies of comparable size and industry discussed above. Salaries are typically evaluated annually and adjusted from their base level from year to year based upon the executive's performance, level of responsibilities and other factors relating to individual performance. Additionally, competitive benchmark data is consulted periodically. Like the other elements of compensation, these adjustments are recommended to the Compensation Committee by the Chief Executive Officer after consultation with the Company’s Treasurer. Adjustments to the salary of the Chief Executive Officer, if any, are determined by the Company’s full board of directors.

Mr. Bready
Pursuant to the terms of his employment agreement entered into with the Company in connection with the THL Transaction, Mr. Bready’s base salary shall not be less than $3,500,000 or such greater amount as determined from time to time at the discretion of the Company’s full board of directors. Mr. Bready’s base salary for 2006 was $3,500,000.

Mr. Hall and Mr. Donnelly
Pursuant to the terms of their respective employment agreements entered into with the Company in connection with the THL Transaction, Mr. Hall’s and Mr. Donnelly’s base salary shall not be less that $430,000 and $280,000, respectively, subject to adjustments as determined by the Chief Executive Officer each year. In 2006 the base salaries for Mr. Hall and Mr. Donnelly were: $450,000 and $300,000, respectively. For 2007, Mr. Hall’s and Mr. Donnelly’s annual base salaries have been increased to $472,500 and $315,000, respectively.

Mr. Cooney
Mr. Cooney’s base salary for 2006 was $270,000. For 2007, Mr. Cooney’s base salary has been increased to $283,500.

Mr. Kelln
Pursuant to the terms of Mr. Kelln’s letter agreement entered into with the Company on May 23, 2005, Mr. Kelln’s base salary is $400,000 per year subject to annual reviews for increases. For 2006, Mr. Kelln’s base salary was $400,000. For 2007, Mr. Kelln’s base salary has been increased to $420,000.

Discretionary Cash Bonuses
At year end, the Chief Executive Officer assesses the individual performance of each named executive officer together with the Company’s operating and financial performance achievements as compared to an established financial plan for the Company. Then, if the Chief Executive Officer so determines, he makes a recommendation to the Compensation Committee for a discretionary cash bonus award for each named executive officer other than himself. The Chief Executive Officer’s recommendation and the Compensation Committee’s ultimate awards of discretionary cash bonuses are designed to reward corporate success and individual achievement with the emphasis on overall Company performance. The Chief Executive Officer and the Compensation Committee consider EBITDA as a principal measure of the Company’s achievements, among others, and therefore, it is utilized as an important performance metric in establishing the discretionary cash bonuses.

Mr. Bready
Pursuant to the terms of his employment agreement entered into with the Company in connection with the THL Transaction, Mr. Bready is not entitled to earn any incentive or bonus compensation during the employment term which expires on December 31, 2009. The board of directors of the Company, however, may elect to award incentive compensation or cash bonuses to Mr. Bready, from time to time. Mr. Bready did not receive any incentive compensation or discretionary cash bonuses in 2005 or 2006.

Messrs. Hall, Donnelly, Cooney and Kelln
Messrs. Hall, Donnelly, Cooney and Kelln’s discretionary cash bonus for 2006, as recommended by the Chief Executive Officer and approved by the Compensation Committee, was $725,000 for Mr. Hall; $400,000 for Mr. Donnelly; $300,000 for Mr. Cooney and $450,000 for Mr. Kelln.

Equity-based Award Plans
The Compensation Committee considers the Class C units, which represent ownership interests of Investors LLC, to be similar to traditional equity-based awards and, consequently an important tool in rewarding and incentivising executive performance which will have a long-term impact on equityholder value. The majority of the Class C unit grants were made to the named executive officers in connection with the THL Transaction. However, the Compensation Committee, from time to time, considers the discretionary award of additional Class C units. For example, Mr. Kelln, who joined the Company subsequent to the THL Transaction, was granted Class C units upon his date of hire. The Company does not make equity awards every year. There are 1,937.31 Class C units available for future grants. Besides the award of Class C units of Investors LLC under the LLC Agreement discussed in detail below, the Company has no other long-term or equity incentive plans. For more information on the ownership structure of Investors LLC and the vesting of the Class C units see “Security Ownership of Certain Beneficial Owners and Management” and “Certain Relationships and Relation Transactions - Limited Liability Company Agreement of Investors LLC”.

The named executive officers own the following number of Class C units (includes C-1 and C-2 units):

Mr. Bready	23,586.66
Mr. Hall	4,246.02
Mr. Donnelly	2,830.68
Mr. Cooney	2,123.01
Mr. Kelln	4,500.00

The value of the Class C units is discussed in more detail below.

Retirement-related Benefits

401(k) plan: The 401(k) plan is a tax-qualified retirement savings plan pursuant to which all of the Company's employees, including the named executive officers, are able to contribute the lesser of 16% of their annual salary or the limit prescribed by the Internal Revenue Service to the plan on a before-tax basis. The Company matches 50% of the participants’ contributions up to 6% (for a maximum possible match of 3%) In addition to the match contribution, all participants are eligible for a discretionary profit sharing employer contribution.

For 2006, Messrs. Bready, Hall, Donnelly and Cooney each received an employer matching contribution of $6,600 and Mr. Kelln received an employer matching contribution of $6,000. In addition, for 2006, Messrs. Bready, Hall, Donnelly, Cooney and Kelln each received a profit sharing employer contribution equal to $11,000.

Pension plan: Nortek's qualified pension plan was frozen as of December 31, 1995, and no further increases in benefits may occur as a result of increases in service or compensation. The benefit payable to a participant at normal retirement equals the accrued benefit as of December 31, 1995 and will be payable as a joint and 50% survivor annuity in the case of a married employee and as a single-line annuity in the case of an unmarried employee. The annual pension benefits entitled to be paid to the executive officers beginning at age 65 under this pension plan, as a 50% joint and survivor annuity, are as follows: Mr. Bready $160,922, Mr. Hall $52,163, and Mr. Donnelly $15,574.

Nonqualified Deferred Compensation Plan: In connection with the THL Transaction, the named executive officers and other members of Nortek’s management became participants in a newly adopted deferred compensation plan of Nortek Holdings. For more information, see “Employment Contracts and Termination of Employment and Change-in-Control Arrangements - Deferred Compensation Plan of Nortek Holdings”.

On May 10, 2006, the following balances were paid to certain named executive officers as follows: Mr. Bready, $37,773,786; Mr. Hall, $2,915,176; Mr. Donnelly, $1,787,140; Mr. Cooney, $738,477. The named executive officers are not entitled to any further distributions under the plan.

The Company does not have any other deferred compensation plans.

Termination Compensation
In order to attract, motivate, and retain executives, the Company believes that certain severance arrangements for the named executive officers are appropriate and necessary. For Messrs. Bready, Hall, Donnelly and Cooney their termination compensation has been determined pursuant to the terms of their employment agreements, or in the case of Mr. Cooney, the Second Amended and Restated Change in Control Severance Benefit Plan, entered into with the Company in connection with the THL Transaction. The Company believes that termination benefits and change of control payments are helpful to provide certainty to the named executive officers with respect to their positions with the Company and to ensure that the Company will have the continued dedication and full attention of those key employees after a change of control.

The termination compensation amounts for the Company’s named executive officers are as follows:

Mr. Bready
Based upon a hypothetical termination date of December 31, 2006, the severance benefits payable to Mr. Bready based upon the terms of his employment contract entered into in connection with the THL Transaction, would be, for a period of three (3) years, as follows: annual base salary of $1,750,000; approximately $3,062 (based upon actual 2006 costs) equal to the annual cost of continued coverage under the same disability, accident and life insurance plans of the Company, approximately $100,000 annually for the cost of office space and administrative support similar to what is currently provided by the Company, approximately $12,875 (based upon actual 2006 costs) equal to the annual cost for continued medical coverage, and approximately $440,633 (based upon actual 2006 costs) equal to the annual cost to continue other specified benefits and perquisites, including personal use of an aircraft and automobiles. Anytime after the hypothetical termination on December 31, 2006, Mr. Bready may request, and the Company shall pay to Mr. Bready, a lump sum cash payment in lieu of lifetime medical coverage in an amount established by the Company’s board of directors, which amount shall be grossed-up for Section 4999 taxes and federal and state income taxes.

Messrs. Hall and Donnelly
Based upon a hypothetical termination date of December 31, 2006, the severance benefits for Messrs. Hall and Donnelly pursuant to their respective employment contracts entered into in connection with the THL transaction would be, for a period of two (2) years, as follows: annual base salary of $450,000 for Mr. Hall and $300,000 for Mr. Donnelly; annual incentive bonus of $725,000 for Mr. Hall and $400,000 for Mr. Donnelly; approximately $3,062 (based upon actual 2006 costs) for Mr. Hall and $2,776 (based upon actual 2006 costs) for Mr. Donnelly equal to the annual cost of continued coverage under the same or equivalent disability, accident and life insurance plans of the Company. In addition, Mr. Hall and Mr. Donnelly are entitled to lifetime medical coverage for themselves and their respective spouses and dependants, and reimbursement for their medical related expenses. Based upon the actual 2006 costs, the medical coverage and related reimbursement have an approximate annual cost of $12,875, each plus approximately $12,058 for Mr. Hall and $13,779 for Mr. Donnelly for reimbursement of health related expenses. At anytime after the hypothetical termination on December 31, 2006, or in the event of a hypothetical change of control on December 31, 2006 (regardless of a subsequent termination), Messrs. Hall and Donnelly may request, and the Company shall pay to Messrs. Hall and Donnelly, a lump sum cash payment in lieu of lifetime medical coverage in an amount established by the Company’s board of directors, but in any event not less than $650,000 each, which amount shall be grossed-up for Section 4999 taxes and federal and state income taxes.

Mr. Cooney
Based upon a hypothetical change of control occurring on December 31, 2006 and a subsequent termination within twenty-four (24) months of the change of control, the severance benefits for Mr. Cooney pursuant to the Second Amended and Restated Change in Control Severance Benefit Plan would be, for a period of two (2) years: annual base salary of $270,000; annual incentive bonus of $300,000; and approximately $15,436 (based upon the actual 2006 costs) equal to the annual cost of continued medical, disability, accident and life insurance plans of the Company.

Mr. Kelln
Based upon a hypothetical termination date of December 31, 2006, the severance benefits for Mr. Kelln pursuant to the terms of his employment letter agreement entered into with the Company on May 23, 2005 would be $200,000; equal to his base annual salary of $400,000 payable for a period of six (6) months; and approximately $6,566 (based upon actual 2006 cost plus a 2% administrative fee) for COBRA continuation coverage during the six (6) month severance period.

Summary Compensation Table

The following table sets forth, on an accrual basis, information concerning the compensation for services to the Company and its subsidiaries for 2006 of those persons who were, at December 31, 2006, the Chief Executive Officer, the Chief Financial Officer and the other three most highly compensated executive officers of the Company (who together constitute all of the Company’s executive officers at December 31, 2006), which the Company refers elsewhere in this Form 10-K as its named executive officers.

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)		Stock Awards (e)	Option Awards (f)		Non-Equity Incentive Plan Compensation (g)		Change in Pension Value and Nonqualified Deferred Compensation Earnings (5) (h)	(1) (2) All Other Compensation (i)	Total Compensation (j)

Richard L. Bready (3) Chairman, President and Chief Executive Officer	2006	$3,500,000	$	---	$115,994	$	---	$	---	$18,000	$458,233	$4,092,227

Almon C. Hall (3) Vice President and Chief Financial Officer	2006	450,000		725,000	20,881		---		---	(1,000)	67,487	1,262,368

Kevin W. Donnelly (3) Vice President, General Counsel and Secretary	2006	300,000		400,000	13,921		---		---	(3,000)	50,612	761,533

Edward J. Cooney Vice President and Treasurer	2006	270,000		300,000	10,440		---		---	---	39,560	620,000

Bryan L. Kelln (4) Senior Vice President and Chief Operating Officer	2006	400,000		450,000	22,130		---		---	---	63,409	935,539

(1)
The amount for Mr. Bready in 2006 includes $249,531 related to personal use of the Company’s fractional ownership of aircrafts; $133,501 related to an executive service award (which includes a gross-up for federal and state income tax purposes) based upon years of service with the Company. For Messrs. Bready, Hall, Donnelly, Cooney and Kelln includes amounts related to excess group term life insurance and personal use of automobiles provided by the Company. For Messrs. Bready, Hall, Cooney and Kelln includes amounts related to fees for personal income tax preparation services. For Messrs. Bready, Hall, and Donnelly includes reimbursement by the Company for health related costs paid by the executive. For Messrs. Bready and Hall includes amounts related to country club dues for personal use. For Mr. Kelln includes amounts related to reimbursement for certain relocation expenses.

 (2)  Includes $6,600 in matching contributions and $11,000 in profit sharing contributions by the Company for 2006 for Messrs. Bready, Hall, Donnelly and Cooney under the Company’s 401(k) Savings Plan, which is a defined contribution retirement plan. Includes $6,000 in matching contributions and $11,000 in profit sharing contributions by the Company for 2006 for Mr. Kelln under the Company’s 401(k) Savings Plan, which is a defined contribution retirement plan.

(3)
On August 27, 2004, each of Messrs. Bready, Hall and Donnelly entered into amended and restated employment agreements with Nortek and Nortek Holdings. For more information, see “Employment Contracts and Termination of Employment and Change in Control Agreements - Amended and Restated Employment Agreement of Richard L. Bready” and “Employment Contracts and Termination of Employment and Change in Control Agreements - Amended and Restated Employment Agreements of Almon C. Hall and Kevin W. Donnelly”.

 (4) On December 22, 2006, the Company appointed Mr. Kelln to the newly created position of Senior Vice President and Chief Operating Officer. Mr. Kelln was previously Vice President - Operations for the Company.

 (5) The gross change in Mr. Bready's benefit of $18,000 is the net result of an increase of $99,000 due to passage of time and a decrease of $81,000 due to change in discount rate. The gross change in Mr. Hall's benefit of ($1,000) is the net result of an increase of $27,000 due to passage of time and a decrease of $28,000 due to change in discount rate. The gross change in Mr. Donnelly's benefit of ($3,000) is the net result of an increase of $4,000 due to passage of time and a decrease of $7,000 due to change in discount rate.

Grants of Plan-Based Awards Table
There were no grants of plan-based awards in 2006.

Outstanding Equity Awards at December 31, 2006 Table

Nortek is a wholly-owned direct subsidiary of Nortek Holdings and Nortek Holdings is a wholly-owned direct subsidiary of NTK Holdings. NTK Holdings is a wholly-owned direct subsidiary of Investors LLC. The outstanding membership interests of Investors LLC which are entitled to further distributions under the Limited Liability Company Agreement of Investors LLC consist of 473,595.10 voting Class B units and 68,829.76 non-voting Class C units. The Class C units are divided into two series: Class C-1 time-vesting units and Class C-2 performance-vesting units. The relative rights and preferences of the Class B units and Class C units are described in “Certain Relationships and Related Transactions - Limited Liability Company Agreement of Investors LLC”.

The following table provides further information regarding the Company’s named executive officers’ unvested Class C units as of December 31, 2006. The estimated value of the Class C-1 and C-2 units below is equal to $779.23/unit and $498.43/unit, respectively.

	Stock Awards
Name	Number of C-1 Units (time-vesting) that Have Not Vested (#)	Market Value of C-1 Units (time-vesting) that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of C-2 Units (performance-vesting) that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of C-2 Units (performance-vesting) that Have Not Vested ($) (1)

Richard L. Bready	1,965.55	$1,531,616	15,724.44	$7,837,533

Almon C. Hall	353.83	275,715	2,830.68	1,410,896

Kevin W. Donnelly	235.89	183,813	1,887.12	940,597

Edward J. Cooney	176.92	137,861	1,415.34	705,448

Bryan L. Kelln	750.00	584,423	3,000.00	1,495,290

(1)  Since the Class C-1 and C-2 units are not publicly traded, their closing market price as of December 31, 2006 is not available. As a result, the Company engaged a third party advisor to assist it in determining the value of the Class C-1 and C-2 units as of December 31, 2006. This advisor prepared the estimated valuation using the probability weighted expected return method included in certain guidelines published by the American Institute of Certified Public Accountants as the AICPA Audit and Accounting Practice Aid Series, Valuation of Privately-Held-Company Equity Incentive Units Issued as Compensation, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final estimated valuations.

Units Vested in the Year Ended December 31, 2006

The following table provides further information regarding Class C units held by the Company’s named executive officers that vested during 2006:

	Class C Unit Awards
Name	Number of Vested C-1 Units (#)	Estimated Value Realized on Vesting ($) (2)

Richard L. Bready	5,896.67	$4,594,862
Almon C. Hall	1,061.51	827,160
Kevin W. Donnelly	707.67	551,438
Edward J. Cooney	530.75	413,576
Bryan L. Kelln	750.00	584,423

(2) See sub-note (1) above for a description of the valuation surrounding the Class C-1 unit awards.

Pension Benefits for the Year Ended December 31, 2006

The following table illustrates the benefit information for the Company’s only pension plan, the Nortek, Inc. Retirement Plan:

	Years of	Annual	Estimated	Payments
	Credited	Accrued	Present Value of	During Last
Name	Service	Benefit	Accrued Benefit	Fiscal Year

Richard L. Bready	21	$182,141.28	$1,541,000.00	---
Almon C. Hall	19	60,303.96	437,000.00	---
Kevin W. Donnelly	8	17,342.99	77,000.00	---

Annual benefit accruals under the Nortek, Inc. Retirement Plan ceased effective December 31, 1995. All plan participants, including those identified above, became 100% vested on that date. Retirement benefits were calculated using final average earnings and credited service according to the plan’s benefit formula as of the benefit freeze date.

The estimated present value of each participant’s accrued benefit was determined as of December 31, 2006 based on a discount rate of 5.75% and mortality according to the 1983 Group Annuity Mortality Table (sex distinct). These assumptions are consistent with those used for fiscal 2006 disclosure results. The Nortek, Inc. Retirement Plan does not offer a lump sum payment option for any of the participants identified above.

Reduced early retirement benefits are available to the aforementioned named executive officers upon the attainment of age 55. Accrued benefits are reduced by 1/180th for the first sixty (60) months early retirement age precedes age 65 and 1/360th for each month thereafter in excess of sixty (60) months.

The normal form of payment for single participants is a life annuity. The normal form of payment for married payments is an actuarially reduced 50% joint & survivor annuity. Optional forms of payment include actuarially adjusted joint & survivor benefits (50%, 66 2/3%, and 100%) and a ten-year certain and continuous annuity.

The estimated annual 50% joint & survivor annuity payable to each participant identified above at age 65 is detailed below:

Annual Accrued Benefit
Payable at Age 65
Name	50% Joint & Survivor

Richard L. Bready	$160,922
Almon C. Hall	52,163
Kevin W. Donnelly	15,574

These estimated benefits are based on spouse dates of birth.

Nonqualified Deferred Compensation for the Year Ended December 31, 2006

The following table provides additional information regarding contributions by the Company and each of the Company’s named executive officers under the Company’s only nonqualified deferred compensation plan, the Deferred Compensation Plan of Nortek Holdings during the year ended December 31, 2006. The table also presents each named executive officer’s withdrawals, earnings and year-end balances in such plans. For more information, see “Employment Contracts and Termination of Employment and Change-in-Control Arrangements - Deferred Compensation Plan of Nortek Holdings”.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	(1) Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)

Richard L. Bready	---	---	---	$37,773,786	---
Almon C. Hall	---	---	---	2,915,176	---
Kevin W. Donnelly	---	---	---	1,787,140	---
Edward J. Cooney	---	---	---	738,477	---
Bryan L. Kelln	---	---	---	---	---

(1)  On May 10, 2006, the balances for each named executive officer (as well as the other participants under the plan) were paid with cash on hand at Nortek and a portion of the proceeds of the borrowing made under NTK Holdings' senior unsecured loan facility to certain named executive officers and directors. For more information see “Employment Contracts and Terminations of Employment and Change-in-Control Arrangements - Deferred Compensation Plan of Nortek Holdings”. The participants are not entitled to any further distributions under the Deferred Compensation Plan of Nortek Holdings.

On May 10, 2006, distributions from the Nortek Holdings Deferred Compensation Plan were made to Jeffrey Bloomberg, $260,317; Joseph Cianciolo, $173,546; and David Hiley, $477,556.

Potential Payments upon Termination or Change-in-Control
The information below sets forth the potential termination or change in control payments required to be paid to certain of our named executive officers pursuant to existing contracts.

Mr. Bready
Based upon a hypothetical termination date of December 31, 2006, the severance benefits payable to Mr. Bready based upon the terms of his employment contract entered into in connection with the THL Transaction, would be, for a period of three (3) years, as follows: annual base salary of $1,750,000; approximately $3,062 (based upon actual 2006 costs) equal to the annual cost of continued coverage under the same disability, accident and life insurance plans of the Company, approximately $100,000 annually for the cost of office space and administrative support similar to what is currently provided by the Company, approximately $12,875 (based upon actual 2006 costs) equal to the annual cost for continued medical coverage, and approximately $440,633 (based upon actual 2006 costs) equal to the annual cost to continue other specified benefits and perquisites, including personal use of an aircraft and automobiles. Anytime after the hypothetical termination on December 31, 2006, Mr. Bready may request, and the Company shall pay to Mr. Bready, a lump sum cash payment in lieu of lifetime medical coverage in an amount established by the Company’s board of directors, which amount shall be grossed-up for Section 4999 taxes and federal and state income taxes.

Messrs. Hall and Donnelly
Based upon a hypothetical termination date of December 31, 2006, the severance benefits for Messrs. Hall and Donnelly pursuant to their respective employment contracts entered into in connection with the THL transaction would be, for a period of two (2) years, as follows: annual base salary of $450,000 for Mr. Hall and $300,000 for Mr. Donnelly; annual incentive bonus of $725,000 for Mr. Hall and $400,000 for Mr. Donnelly; approximately $3,062 (based upon actual 2006 costs) for Mr. Hall and $2,776 (based upon actual 2006 costs) for Mr. Donnelly equal to the annual cost of continued coverage under the same or equivalent disability, accident and life insurance plans of the Company. In addition, Mr. Hall and Mr. Donnelly are entitled to lifetime medical coverage for themselves and their respective spouses and dependants, and reimbursement for their medical related expenses. Based upon the actual 2006 costs, the medical coverage and related reimbursement have an approximate annual cost of $12,875, each plus approximately $12,058 for Mr. Hall and $13,779 for Mr. Donnelly for reimbursement of health related expenses. At anytime after the hypothetical termination on December 31, 2006, or in the event of a hypothetical change of control on December 31, 2006 (regardless of a subsequent termination), Messrs. Hall and Donnelly may request, and the Company shall pay to Messrs. Hall and Donnelly, a lump sum cash payment in lieu of lifetime medical coverage in an amount established by the Company’s board of directors, but in any event not less than $650,000 each, which amount shall be grossed-up for Section 4999 taxes and federal and state income taxes.

Mr. Cooney
Based upon a hypothetical change in control occurring on December 31, 2006 and a subsequent termination within twenty-four (24) months of the change of control, the severance benefits for Mr. Cooney pursuant to the Second Amended and Restated Change in Control Severance Benefit Plan would be, for a period of two (2) years: annual base salary of $270,000; annual incentive bonus of $300,000; and approximately $15,436 (based upon the actual 2006 costs) equal to the annual cost of continued medical, disability, accident and life insurance plans of the Company.

Mr. Kelln
Based upon a hypothetical termination date of December 31, 2006, the severance benefits for Mr. Kelln pursuant to the terms of his employment letter agreement entered into with the Company on May 23, 2005 would be $200,000; equal to his base annual salary of $400,000 payable for a period of six (6) months; and approximately $6,566 (based upon actual 2006 cost plus a 2% administrative fee) for COBRA continuation coverage during the six (6) month severance period.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Amended and Restated Employment Agreement of Richard L. Bready

Upon the consummation of the THL Transaction, Mr. Bready’s existing employment agreement was amended and restated. As amended and restated, his agreement has an initial term commencing on August 27, 2004 and concluding on December 31, 2009, renewable thereafter for successive one-year terms unless Nortek and Nortek Holdings provide Mr. Bready with written notice of their intent not to renew the agreement at least 90 days prior to the end of the initial term or any successive term. The amended and restated employment agreement provides that during the employment term Mr. Bready will serve as Chairman and Chief Executive Officer of Nortek and Nortek Holdings.

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

Under the amended and restated employment agreement, if the employment of Mr. Bready is terminated:

•	by Nortek and Nortek Holdings without “cause”, as defined in the amended and restated employment agreement,
•	by Mr. Bready for “good reason”, as defined in the amended and restated employment agreement,
•	as a result of any notice from Nortek and Nortek Holdings not to renew his employment as described above, or
•	as a result of his disability or death,

then Nortek and Nortek Holdings are obligated to provide Mr. Bready or, in the event of death, his designated beneficiary or estate, severance pay at the rate of $1,750,000 per year and other specified benefits and perquisites, including long-term disability insurance, for the remaining period of the initial employment term of the employment contract, which ends December 31, 2009.

Under the amended and restated employment agreement, (i) if Mr. Bready’s employment is terminated by Nortek and Nortek Holdings without cause, or as a result of non-renewal by Mr. Bready for good reason or as a result of disability, he will be prohibited from competing with Nortek and Nortek Holdings for the longer of one year or the period from the date of termination through December 31, 2009 and (ii) if Mr. Bready’s employment is terminated by Nortek and Nortek Holdings with cause or as a result of resignation without good reason, he will be prohibited from competing with Nortek and Nortek Holdings for one year.

Under the amended and restated employment agreement, following the termination of employment of Mr. Bready for any reason, Nortek and Nortek Holdings are required to provide, at no additional cost to Mr. Bready, up to $1,000,000 (not including any additional tax gross-up payment as described below) in lifetime medical coverage to Mr. Bready, his spouse and dependents. In lieu of lifetime medical coverage, Mr. Bready or his spouse may request a lump-sum payment in an amount to be established by the board of directors as reasonably sufficient to provide such coverage. Nortek and Nortek Holdings are also required to make a “gross-up” payment to Mr. Bready to cover any and all state and federal income taxes that may be due as a result of the provision of such lifetime medical coverage or lump-sum payment.

If it is determined that any payment or benefit provided by Nortek, Nortek Holdings or any of their predecessors to Mr. Bready under his amended and restated employment agreement or any other agreement or plan, whether paid before or after the date of his amended and restated employment agreement, is subject to the 20% excise tax imposed by Section 4999 of the Internal Revenue Code, Nortek and Nortek Holdings are required to make an additional lump-sum “gross-up” payment to Mr. Bready sufficient, after giving effect to all federal, state and other taxes and charges with respect to that payment, to restore him to the same after-tax position that he would have been in if the excise tax had not been imposed.

Amended and Restated Employment Agreements of Almon C. Hall and Kevin W. Donnelly

Upon the consummation of the THL Transaction, the existing employment agreements of Messrs. Hall and Donnelly were amended and restated. Each such amended and restated employment agreement is on terms substantially similar to the prior employment agreements of Messrs. Hall and Donnelly and substantially similar to each other, except as otherwise noted below. Each such amended and restated employment agreement became effective upon the consummation of the THL Transaction and remains effective until the termination of the employee’s employment. The amended and restated employment agreements provide that Mr. Hall will serve as Vice President and Chief Financial Officer of Nortek and Nortek Holdings and that Mr. Donnelly will serve as Vice President, General Counsel and Secretary of Nortek and Nortek Holdings.

The amended and restated employment agreement for Mr. Hall provides that the basic annual salary for Mr. Hall is not less than $430,000. The amended and restated employment agreement for Mr. Donnelly provides that the basic annual salary for Mr. Donnelly is not less than $280,000. Messrs. Hall and Donnelly are also eligible for incentive compensation in each year of the employment period as recommended by the Chief Executive Officer of Nortek and approved by the compensation committee of the board of directors of Nortek Holdings. In addition, Messrs. Hall and Donnelly are entitled to receive all other benefits, including medical and dental plan participation, generally available to Nortek executive personnel. Messrs. Hall and Donnelly are also entitled to reimbursement of the costs of automobile transportation for personal and business use consistent with their employment agreements prior to the THL Transaction. Messrs. Hall and Donnelly were also issued approximately 4,246 and 2,830 Class C units of Investors LLC, respectively.

Under each amended and restated employment agreement, if employment is terminated:

•	by Nortek and Nortek Holdings without “cause”, as defined in the amended and restated employment agreement,
•	by the employee for “good reason”, as defined in the amended and restated employment agreement, or
•	as a result of the employee’s death or disability

then Nortek and Nortek Holdings are obligated to provide the employee or, in the event of death, his designated beneficiary or estate, severance pay and other specified benefits and perquisites, including long-term disability insurance, for the period equal to two years from the date of termination.

Under each amended and restated employment agreement annual severance pay for the employee is equal to his annual salary as of the date of termination plus the highest amount of bonus or incentive compensation, exclusive of the Nortek 1999 equity performance plan, paid or payable in cash to the employee in any one of the three calendar years immediately prior to the completion of the THL Transaction or, if higher, the three calendar years immediately prior to such termination.

Under each amended and restated employment agreement, (i) if the employment of the employee is terminated by Nortek and Nortek Holdings without cause, by the employee for good reason or as a result of disability, the employee will be prohibited from competing with Nortek and Nortek Holdings for the longer of the period of two years from the date of termination or three years from the closing of the THL Transaction and (ii) if the employment of the employee is terminated by Nortek and Nortek Holdings with cause or by the employee as a result of resignation without good reason, the employee will be prohibited from competing with Nortek and Nortek Holdings for one year.

Under each such amended and restated employment agreement, following the termination of employment of the employee for any reason, Nortek and Nortek Holdings are required to provide, at no additional cost to the employee, up to $1,000,000 (not including any additional tax gross-up payments as described below) in lifetime medical coverage to the employee, his spouse and dependents. In lieu of lifetime medical coverage, at or following the date of termination or a “change in control,” as defined in the amended and restated employment agreement, the employee or his spouse may request a lump-sum payment in an amount established by the board of directors as reasonably sufficient to provide such coverage, but not less than $650,000 (not including any additional tax gross-up payment as described in the following sentence). Nortek and Nortek Holdings are also required to make “gross-up” payments to these employees to cover any and all state and federal income taxes that may be due as a result of the provision of such lifetime medical coverage or lump-sum payment. If it is determined that any payment or benefit provided by Nortek, Nortek Holdings or any of their predecessors to either of Messrs. Hall or Donnelly, under his respective amended and restated employment agreement or any other agreement or plan, whether paid before or after the date of their respective amended and restated employment agreements, is subject to the 20% excise tax imposed by Section 4999 of the Internal Revenue Code, Nortek and Nortek Holdings are required to make an additional lump-sum “gross-up” payment to the employee sufficient, after giving effect to all federal, state and other taxes and charges with respect to such payment, to restore him to the same after-tax position that he would have been in if the excise tax had not been imposed.

Employment Agreement of Bryan L. Kelln

On May 23, 2005, Nortek entered into an employment agreement with Mr. Bryan L. Kelln. Under the terms of the agreement, Mr. Kelln served as Vice President-Operations of Nortek prior to his promotion to Senior Vice President and Chief Operating Officer. The agreement provides that the initial basic annual salary for Mr. Kelln would be $400,000 per year, which is currently $420,000 per year and subject to annual review for increases. He is also eligible for an incentive bonus with a target level of one hundred percent of his base salary. In addition, Mr. Kelln is entitled to receive other benefits generally available to executive personnel, including reimbursement of relocation costs, medical and dental plan participation, disability insurance, and a company car. Mr. Kelln also received 1,500 Class C-1 units and 3,000 Class C-2 units representing membership interests in Investors LLC. For more information on the allocation of units by Investors LLC, please see “Relationships and Transactions with Related Parties-Limited Liability Company Agreement of Investors LLC”. If the employment of Mr. Kelln is terminated by Nortek without cause in the first two years of his employment, he is entitled to receive severance pay in the amount of six months base salary.

Second Amended and Restated Change in Control Severance Benefit Plan

Nortek has a retention plan for certain of its key employees which provides that, in consideration of each covered individual agreeing not to voluntarily terminate his employment, if there is an attempted change of control, as that term is defined in the plan of Nortek, and, if, within the 24 month period following the change of control, the employment of the individual is terminated by Nortek for any reason or by the individual by reason of a material adverse change in the terms of employment as provided in the plan, the individual will be entitled at the time of termination to severance pay for a period of 24 months following termination at an annual rate equal to his base annual salary plus the highest amount of bonus or incentive compensation paid or payable to him for any one of the three preceding calendar years, and to continued medical, life insurance and other benefits for the 24 month period (or a payment of an amount equal to the cost of providing these benefits). Edward J. Cooney, Nortek’s Vice President and Treasurer is currently the only named executive officer among the participants under the plan.

Deferred Compensation Plan of Nortek Holdings

In connection with the THL Transaction, certain members of Nortek management became participants in a newly adopted deferred compensation plan of Nortek Holdings. These management participants, who would have been entitled to receive cash payments upon consummation of the THL Transaction in respect of all options previously granted to them under the former Nortek Holdings, Inc. 2002 Stock Option Plan, instead sold a portion of those options to THL Buildco and surrendered the remainder of the options held by them for cancellation without immediate payment. In consideration for this cancellation of options without immediate payment, Nortek Holdings established this deferred compensation plan and credited for the account of each of these management participants under the plan a notional amount equal to the value of the old stock options so cancelled. For purposes of the plan, the value of the stock options cancelled equals the excess of the value of the stock underlying the options at the time of the THL Transaction over the aggregate exercise price of the options. The plan is a nonqualified, unfunded obligation of Nortek Holdings. Distributions to participants under the plan track proportionate distributions to those made to the Class A units of Investors LLC. The maximum aggregate amount of distributions that were initially payable to any participant under the plan equals the total value of the stock options surrendered by the participant for cancellation without payment, or an aggregate of approximately $111,800,000 for all participants. In connection with the 2005 dividend as described in “Relationships and Transactions with Related Parties - Dividends - 2005 Dividend”, payments were made under the plan to certain of the named executive officers and directors, which reduced the maximum amounts of distributions for certain of the named executive officers and directors. The payments to the Company’s executive officers, directors and all other participants under the plan furthermore reduced the aggregate maximum amount payable under the plan to approximately $54,000,000 for all participants. On May 10, 2006, the following balances were paid with cash on hand at Nortek and a portion of the proceeds of the borrowing made under NTK Holdings' senior unsecured loan facility to certain named executive officers and directors as follows: Mr. Bready, $37,773,786; Mr. Hall, $2,915,176; Mr. Donnelly, $1,787,140; Mr. Cooney, $738,477; Mr. Bloomberg, $260,317; Mr. Cianciolo, $173,546; and Mr. Hiley $477,556. See “Relationships and Transactions with Related Parties - Dividends - 2006 Dividend”. The participants are not entitled to any further distributions under the plan.

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

The following table provides a summary of compensation paid for the year ended December 31, 2006 to the Company’s Board of Directors. The table shows amounts earned by such persons for services rendered to the Company in all capacities in which they served:

Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(2) All Other Compensation ($)	Total ($)

Jeffrey C. Bloomberg	$62,500	---	---	---	---	$260,317	$322,817

Joseph M. Cianciolo	64,500	---	---	---	---	173,546	238,046

Anthony J. DiNovi	---	---	---	---	---	---	---

David V. Harkins	---	---	---	---	---	---	---

David B. Hiley (1)	64,000	---	---	---	---	490,838	554,838

Kent R. Weldon	---	---	---	---	---	---	---

(1)	In 2006 for Mr. Hiley, includes amounts related to personal use of company car.

(2)
On May 10, 2006, distributions were made from the Deferred Compensation Plan of Nortek Holdings in the following amounts to Jeffery C. Bloomberg, $260,317; Joseph M. Cianciolo $173,546; and David B. Hiley, $477,556.

Report of the Compensation Committee for Fiscal Year 2006

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities and Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Exchange Act of 1933 or the Securities and Exchange Act of 1934.

The Compensation Committee of the Board of Directors of the Company oversees the Company’s compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion & Analysis set forth in this annual report on Form 10-K.

In reliance on the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion & Analysis be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006, which will be filed with the Securities and Exchange Commission.

Compensation Committee
Richard L. Bready
Anthony DiNovi

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Nortek is a wholly-owned direct subsidiary of Nortek Holdings. Nortek Holdings is a wholly-owned direct subsidiary of NTK Holdings, Inc. NTK Holdings, Inc. is a wholly-owned direct subsidiary of Investors LLC. The following table sets forth information regarding the beneficial ownership, as of March 15, 2007, of outstanding membership interests or units, of Investors LLC by: (i) each person or group known to the Company to own more than five percent of the Class B units of Investors LLC, (ii) each member of the management committee of Investors LLC (the composition of which is identical to the board of directors of the Company and the board of directors of Nortek Holdings) and each of the Company’s named executive officers and (iii) all members of the Investors LLC management committee and our executive officers as a group.

The outstanding membership interests of Investors LLC which are entitled to further distribution under the Limited Liability Company Agreement of Investors LLC consist of 473,595.10 voting Class B units and 68,829.76 non-voting Class C units. The Class C units are divided into two series: Class C-1 time-vesting units and Class C-2 performance-vesting units. The relative rights and preferences of the Class A units, Class B units and Class C units are described in “Certain Relationships and Related Transactions - Limited Liability Company Agreement of Investors LLC”. A Securityholders Agreement governs the exercise of voting rights with respect to the Class B units of Investors LLC as described in “Certain Relationships and Related Transactions - Securityholders Agreement”. Unless otherwise noted, to the Company’s knowledge, each of the persons listed below has sole voting and investment power as to the units shown. Beneficial ownership has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

			Number of	Percentage
	Number of	Percentage of	Class C	of Class C
Name and Address	Class B Units	Class B Units	Units (1)	Units (2)

Principal Security Holders:
Thomas H. Lee Partners L.P. and affiliates (3)	360,800.02	76.18%	---	---
Management Committee Members and Named Executive Officers
Jeffrey C. Bloomberg ^	538.58	*	---	---
Richard L. Bready ^ +	78,150.21	16.50%	23,586.66	34.27%
Joseph M. Cianciolo ^	359.05	*	530.75	*
Edward J. Cooney +	1,527.84	*	2,123.01	3.08%
Anthony J. DiNovi (3) ^	---	---	---	---
Kevin W. Donnelly +	3,697.42	*	2,830.68	4.11%
Almon C. Hall +	6,031.21	1.27%	4,246.02	6.17%
David V. Harkins (3) ^	---	---	---	---
David B. Hiley ^	988.01	*	1,061.51	1.54%
Bryan L. Kelln +	---	---	4,500.00	6.54%
Kent R. Weldon (3) ^	---	---	---	---
All management committee members and executive officers as a group (11 persons)	91,292.32	19.28%	38,878.63	56.49%

              *  Less than 1%

              ^  Director

             +   Named executive officer

(1)
Includes the total amount of Class C-1 units that will be vested within sixty (60) days after March 15, 2007 for each of the named individuals for the following amounts: Mr. Bready, 6,551.85; Mr. Cianciolo, 147.43; Mr. Cooney, 589.73; Mr. Donnelly, 786.30; Mr. Hall, 1,179.45; Mr. Hiley, 294.87; and Mr. Kelln 875.00. Includes Class C-1 units that have not vested and will not vest within sixty (60) days after March 15, 2007 for each of the named individuals for the following amounts: Mr. Bready, 1,310.37; Mr. Cianciolo, 29.49; Mr. Cooney, 117.95; Mr. Donnelly, 157.26; Mr. Hall, 235.89; Mr. Hiley, 58.97; and Mr. Kelln 625.00. Includes Class C-2 units that have not vested for each of the named individuals for the following amounts: Mr. Bready, 15,724.44; Mr. Cianciolo, 353.83; Mr. Cooney, 1,415.34; Mr. Donnelly, 1,887.12; Mr. Hall, 2,830.68; Mr. Hiley, 707.67; and Mr. Kelln 3,000.00. There are currently no outstanding vested Class C-2 units. See “Certain Relationships and Related Transactions - Limited Liability Company Agreement of the Investors LLC”.

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

Equity Compensation Plan Information
The Company currently does not have any equity compensation plans other than the Class C units which have been or may be granted under the LLC Agreement described below. There are 1,937.31 Class C units available for future grants.

Item 13. Certain Relationships and Related Transactions.

2006 Dividend

The net proceeds from the borrowing on May 10, 2006 by NTK Holdings’ under a senior unsecured loan facility were utilized to (1) pay a cash dividend of approximately $174,900,000 to Investors LLC, which, in turn, made a distribution to the holders of its Class A and Class B membership interests, including affiliates of Thomas H. Lee Partners, L.P. and certain members of the Company’s management and (2) contribute capital of approximately $25,900,000 to Nortek Holdings, which was used by Nortek Holdings, together with a dividend of approximately $28,100,000 from Nortek, to make a distribution of approximately $54,000,000 to the participants in the 2004 Nortek Holdings, Inc. Deferred Compensation Plan in accordance with the terms of that plan. Certain of the Company’s directors, executive officers and beneficial owners of more than 5% of the Company’s shares received payments in connection with the dividend and the distribution under the plan as follows: $37,777,563 to Mr. Bready; $2,915,467 to Mr. Hall; $1,787,319 to Mr. Donnelly; $738,551 to Mr. Cooney; $260,343 to Mr. Bloomberg; $173,564 to Mr. Cianciolo; $477,603 to Mr. Hiley and $174,373,513 to affiliates of Thomas H. Lee Partners, L.P. As a result of these distributions, holders of the Class A units in Investors LLC and the participants in the 2004 Nortek Holdings, Inc. Deferred Compensation Plan are not entitled to any further distributions.

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

A management committee elected by holders of the Class B units of Investors LLC has the exclusive authority to manage and control the business and affairs of Investors LLC. The management committee's size and composition is determined in accordance with the provisions of a Securityholders Agreement, which states that the management committee initially will consist of six managers. See “Securityholders Agreement.”

All remaining distributions of property by Investors LLC are made first to the holders of Class C units until such holders receive any amounts from any prior distribution that they would have received in such prior distribution with respect to Class C units that have vested since the time of such prior distribution had such Class C units been vested at the time of such prior distribution; and thereafter to the holders of Class B units and Class C units (to the extent the Class C units are vested at the time of such distribution, as discussed below) proportionately based on the number of Class B units and vested Class C units held by such holders.

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

In addition, the Class C-1 time-vesting units will become fully vested upon a liquidity event that results in the Class C-2 performance-vesting units becoming fully vested. The Class C-2 performance-vesting units will vest only in connection with certain liquidity events and only upon and to the extent of satisfaction in connection with such liquidity events of a minimum internal rate of return (at least 17%) and multiple of investment hurdles (ranging between 2 and 4 times the original investment) relating to the investment in Investors LLC held by Thomas H. Lee Equity Fund V, L.P. and its affiliates. Unvested Class C units will be subject to forfeiture in the event of termination of the employment or engagement of the holder of such Class C units.

Securityholders Agreement

Upon the consummation of the THL Transaction, Investors LLC and the holders of its Class A, Class B and Class C units entered into a securityholders agreement. In February 2005 the Company became a party to the securityholders agreement.

•
Governance. Under the securityholders agreement, the management committee of Investors LLC consists of not less than five and not more than eleven managers, as from time to time determined by Thomas H. Lee Equity Fund V, L.P. and its affiliates. The management committee initially consists of six managers. Under the terms of the securityholders agreement, for so long as Richard L. Bready is the holder of 5% or more of the outstanding Class B units and Class C units of Investors LLC or the fully diluted equity of any successor entity, Mr. Bready is entitled to designate two managers to serve on the management committee. This securityholders agreement also governs the election of directors to the boards of directors of NTK Holdings, Nortek Holdings and Nortek and requires that such boards be identical to the management committee of Investors LLC.

•
Transfers. Under the securityholders agreement, transfers of equity securities of Investors LLC by securityholders are permitted only to specified types of related parties who agree to sign the securityholders agreement. The securityholders agreement provides for customary tag-along rights and drag-along rights.

•
Preemptive Rights. Under the securityholders agreement, Thomas H. Lee Equity Fund V, L.P. and its affiliates and any members of Nortek's management that hold at least 5% of the fully diluted equity of Investors LLC will be granted the right to participate in any future equity financings by Investors LLC, subject to customary exceptions, in an amount necessary to maintain the investor's fully diluted ownership interest in Investors LLC or any successor company.

•
Affiliate Transactions. Certain transactions between Investors LLC, NTK Holdings, Nortek Holdings, Nortek or its subsidiaries, on the one hand, and Thomas H. Lee Fund V, L.P. and its affiliates, on the other hand, require the approval of Mr. Bready or a majority of the independent managers of the management committee, if any, of Investors LLC.

•	Registration Rights. Registration rights apply to shares of capital stock of NTK Holdings that are distributed to the holders of Investors LLC membership units.

Transaction Fee; Management Agreement with Affiliate of Thomas H. Lee Partners, L.P.

Upon the closing of the THL Transaction, Nortek Holdings and Nortek entered into a management agreement with THL Managers V, LLC, an affiliate of Thomas H. Lee Partners, L.P., pursuant to which THL Managers V, LLC has provided certain financial and strategic advisory and consultancy services. In February 2005, the management agreement was amended to reflect the formation of NTK Holdings. Nortek paid to THL Managers V, LLC a transaction fee of $25,000,000 upon the closing of the THL Transaction and paid approximately $6,000,000 of transaction costs and expenses for third party advisors incurred by THL Managers V, LLC and its affiliates in connection the THL Transaction. In addition, the agreement provides for the payment by us to THL Managers V, LLC or a designee thereof an annual management fee equal to the greater of:

•	$2,000,000 per annum, or

•	an amount equal to 0.75% of the Company’s consolidated earnings before interest, taxes, depreciation and amortization, before deduction for such fee,

as well as the costs and expenses incurred by THL Managers V, LLC and its affiliates in connection with the provision of future services under the management agreement. The Company expensed approximately $700,000 for the period from August 28, 2004 to December 31, 2004, $2,175,000 for the year ended December 31, 2005 and approximately $2,298,000 for the year ended December 31, 2006 related to this management agreement in the consolidated statement of operations included elsewhere herein.

Under the management agreement, Nortek has also agreed to indemnify THL Managers V, LLC and its affiliates from and against all losses, claims, damages and liabilities arising out of or related to the performance by THL Managers V, LLC of the services pursuant to the management agreement.

The management agreement became effective upon the closing of the THL Transaction and will continue in effect until terminated by THL Managers V, LLC.

Director Independence

As a result of the Recapitalization which was completed on January 9, 2003, neither NTK Holdings', Nortek Holdings', nor Nortek's securities are listed with a national exchange, and thus the Company is not required to have any independent directors on its board. While the Company is not subject to the New York Stock Exchange listing standards, the Company's board of directors has determined that Mr. Cianciolo and Mr. Bloomberg are considered "independent" directors within the meaning of the rules of the New York Stock Exchange for listed companies.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The Company was billed by its principal accountant $3,564,000 and $2,426,746 for audit services for the years ended December 31, 2006 and 2005, respectively. Audit fees for the year ended December 31, 2006 and 2005 include fees for the audit of the Company’s annual consolidated financial statements, review of the financial statements included in the Company’s quarterly reports on Form 10-Q filed during 2006 and 2005, professional services rendered in connection with the Company’s statutory audits and fees for professional services rendered in connection with the Company’s debt offerings and, in 2006, the Company’s most recent registration statement on Form S-1.

Audit-Related Fees

The Company was billed $284,000 and $189,660 for non-audit services that are reasonably related to the performance of the audit or review of the Company’s financial statements from the Company’s principal accountant during the year ended December 31, 2006 and 2005, respectively. Audit-related fees billed during 2006 and 2005 include fees for the audits of the Company’s employee benefit plans, accounting consultations and audit procedures related to acquisitions, and consultations related to the Company’s Sarbanes-Oxley Act Section 404 project.

Tax Fees

The Company was billed $259,000 and $305,600 for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2006 and 2005, respectively.

All Other Fees

There were no other fees billed by the Company’s principal accountant in 2006 or 2005.

Audit Committee Pre-Approval Policy

Before the Company's principal accountant is engaged to perform any audit services or permitted non-audit services, such engagement is approved by the Audit Committee. The Company does not currently have any other pre-approval policy or procedure.

PART IV

Item 15. Exhibits, Financial Statements and Schedules.

(a) The following documents are filed as part of this report:

1.	Financial Statements

Consolidated Statement of Operations for the years ended December 31, 2006 and 2005 and the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004

Consolidated Balance Sheet as of December 31, 2006 and 2005

Consolidated Statement of Cash Flows for the years ended December 31, 2006 and 2005 and the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004

Consolidated Statement of Stockholder’s Investment for the years ended December 31, 2006 and 2005 and the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

All other financial statement schedules are not required or are included in the consolidated financial statements.

3.	The exhibits are listed in the Exhibit Index, which is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2007.

                                 NORTEK, INC.

                                /s/ Richard L. Bready

                                Richard L. Bready
                                Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of April 2, 2007

/s/ Richard L. Bready	/s/ Joseph M. Cianciolo
Richard L. Bready	Joseph M. Cianciolo
Chairman, President and Chief Executive Officer	Director

/s/ Almon C. Hall	/s/ Anthony J. DiNovi
Almon C. Hall	Anthony J. DiNovi
Vice President and Chief Financial Officer	Director

/s/ David V. Harkins
David V. Harkins
Director

/s/ David B. Hiley
David B. Hiley
Director

/s/ Kent R. Weldon
Kent R. Weldon
Director

/s/ Jeffrey C. Bloomberg
Jeffrey C. Bloomberg
Director

NORTEK, INC. AND SUBSIDIARIES
December 31, 2006

Consolidated Statement of Operations
	For the Periods
	Post-Acquisition			Pre-Acquisition
	Jan. 1, 2006 -	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004
	(Amounts in millions)

Net Sales	$2,218.4	$1,959.2	$561.0	$1,117.9

Costs and Expenses:
Cost of products sold	1,547.3	1,361.4	409.1	792.8
Selling, general and administrative expense, net (see Note 14)	379.2	342.3	101.4	199.9
Amortization of intangible assets	24.9	18.3	8.4	8.9
Expenses and charges arising from the Acquisition	---	---	---	83.7
	1,951.4	1,722.0	518.9	1,085.3
Operating earnings	267.0	237.2	42.1	32.6
Interest expense	(115.6)	(102.4)	(40.3)	(56.1)
Loss from debt retirement	---	---	---	(130.7)
Investment income	2.2	1.8	0.3	1.5
Earnings (loss) from continuing operations before provision (benefit) for income taxes	153.6	136.6	2.1	(152.7)
Provision (benefit) for income taxes	63.9	56.1	4.3	(41.4)
Earnings (loss) from continuing operations	89.7	80.5	(2.2)	(111.3)
(Loss) earnings from discontinued operations	---	---	(0.5)	67.4
Net earnings (loss)	$89.7	$80.5	$(2.7)	$(43.9)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheet
(Dollar amounts in millions, except share data)

	December 31,
	2006	2005
Assets
Current Assets:
Unrestricted cash and cash equivalents	$57.4	$77.2
Restricted cash	1.2	---
Accounts receivable, less allowances of $9.4 and $6.6	328.9	272.2
Inventories:
Raw materials	83.1	75.2
Work in process	28.7	21.4
Finished goods	166.8	145.7
	278.6	242.3

Prepaid expenses	13.7	10.5
Other current assets	24.4	26.3
Prepaid income taxes	21.2	20.7
Total current assets	725.4	649.2

Property and Equipment, at Cost:
Land	9.5	8.8
Buildings and improvements	101.9	84.3
Machinery and equipment	177.2	141.1
	288.6	234.2
Less accumulated depreciation	66.1	28.7
Total property and equipment, net	222.5	205.5

Other Assets:
Goodwill	1,481.4	1,381.3
Intangible assets, less accumulated amortization of $52.4 and $27.3	150.4	114.5
Deferred debt expense	33.1	36.9
Long-term receivable from affiliate	---	17.5
Restricted investments and marketable securities	3.3	4.0
Other assets	11.2	7.7
	1,679.4	1,561.9
Total Assets	$2,627.3	$2,416.6

Liabilities and Stockholder’s Investment
Current Liabilities:
Notes payable and other short-term obligations	$23.3	$4.9
Current maturities of long-term debt	20.0	14.8
Accounts payable	188.2	159.0
Accrued expenses and taxes, net	282.8	196.7
Total current liabilities	514.3	375.4

Other Liabilities:
Deferred income taxes	33.9	20.4
Long-term payable to affiliate	24.9	---
Other	128.8	166.4
	187.6	186.8

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,362.3	1,354.1

Stockholder’s Investment:
Common stock, $0.01 par value, authorized 3,000 shares; 3,000 issued and outstanding at December 31, 2006 and 2005	---	---
Additional paid-in capital	412.1	415.0
Retained earnings	139.4	77.8
Accumulated other comprehensive income	11.6	7.5
Total stockholder's investment	563.1	500.3
Total Liabilities and Stockholder's Investment	$2,627.3	$2,416.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Cash Flows

	For the Periods
	Post-Acquisition			Pre-Acquisition
	Jan. 1, 2006 -	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004
	(Amounts in millions)
Cash Flows from operating activities:
Earnings (loss) from continuing operations	$89.7	$80.5	$(2.2)	$(111.3)
(Loss) earnings from discontinued operations	---	---	(0.5)	67.4
Net earnings (loss)	89.7	80.5	(2.7)	(43.9)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense, including
amortization of purchase price allocated to inventory	61.2	45.9	22.5	25.8
Non-cash interest expense, net	5.3	5.3	1.9	24.7
Effect of the Acquisition, net	---	---	---	38.4
Non-cash stock-based compensation	0.3	0.3	0.1	48.5
Gain from curtailment of post-retirement medical benefits	(35.9)	---	---	---
Compensation reserve adjustment	(3.5)	---	---	---
Loss (gain) on sale of property and equipment	1.3	(1.6)	---	---
Loss from debt retirement	---	---	---	130.7
Gain on the sale of discontinued operations	---	---	---	(125.2)
Deferred federal income tax provision (benefit) from continuing operations	27.4	9.5	1.0	(46.9)
Operating cash flows from discontinued operations	---	---	---	0.5
Deferred federal income tax benefit from discontinued operations	---	---	---	(18.5)
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(19.6)	(37.3)	26.9	(26.9)
Inventories	(14.0)	(24.3)	1.6	(34.3)
Prepaids and other current assets	11.1	(5.2)	6.2	(14.4)
Accounts payable	(0.7)	20.7	(34.1)	52.7
Accrued expenses and taxes	35.2	19.9	42.9	22.8
Taxes receivable from Nortek Holdings, Inc.	---	20.2	---	---
Long-term assets, liabilities and other, net	(9.8)	(5.4)	(10.1)	0.9
Changes in assets and liabilities of discontinued operations	---	---	---	0.1
Total adjustments to net earnings (loss)	58.3	48.0	58.9	78.9
Net cash provided by operating activities	$148.0	$128.5	$56.2	$35.0

Cash Flows from investing activities:
Capital expenditures	$(42.3)	$(28.9)	$(13.5)	$(11.8)
Net cash paid for businesses acquired	(106.2)	(117.2)	(15.5)	(16.5)
Purchase of outstanding equity shares of the former Nortek
Holdings by Thomas H. Lee Partners, L.P. and affiliates	---	---	(706.2)	---
Payment of Acquisition fees and expenses	---	---	(47.5)	---
Purchase of investments and marketable securities	---	---	---	(5.0)
Proceeds from the sale of investments and marketable securities	---	---	---	5.0
Investing cash flows of discontinued operations	---	---	---	1.8
Proceeds from the sale of discontinued businesses	---	---	---	526.0
Proceeds from the sale of property and equipment	5.1	10.8	7.8	0.3
Change in restricted cash and marketable securities	0.4	(0.2)	(0.2)	(0.1)
Other, net	(3.3)	(2.3)	(0.3)	(0.6)
Net cash (used in) provided by investing activities	$(146.3)	$(137.8)	$(775.4)	$499.1

Cash Flows from financing activities:
Increase in borrowings	$87.0	$35.1	$4.9	$1.1
Payment of borrowings	(78.8)	(43.4)	(4.0)	(6.5)
Dividends	(28.1)	---	---	---
Sale of Floating Rate Notes	---	---	---	196.0
Redemption of notes	---	---	(919.3)	(716.7)
Net proceeds from the sale of 8 1/2% Notes	---	---	600.9	---
Net proceeds from borrowings under the Senior Secured Credit Facility	---	---	680.8	---
Equity investment by Thomas H. Lee Partners L.P. and affiliates	---	---	361.8	---
Settlement of stock options	---	---	(113.0)	---
Financing cash flows of discontinued operations	---	---	---	(0.1)
Other, net	(1.6)	(0.2)	0.1	---
Net cash (used in) provided by financing activities	(21.5)	(8.5)	612.2	(526.2)
Net change in unrestricted cash and cash equivalents	(19.8)	(17.8)	(107.0)	7.9
Unrestricted cash and cash equivalents at the beginning of the period	77.2	95.0	202.0	194.1
Unrestricted cash and cash equivalents at the end of the period	$57.4	$77.2	$95.0	$202.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder’s Investment
For the Period from January 1, 2004 to August 27, 2004
(Dollar amounts in millions)

						Accumulated
	Series B	Class A	Additional			Other
	Preference	Common	Paid-in	Accumulated		Comprehensive	Comprehensive
	Stock	Stock	Capital	Deficit		Income (Loss)	Loss

Balance, December 31, 2003	$8.1	$0.4	$172.2	$	---	$19.4	$ ---
Net loss	---	---	---		(43.9)	---	(43.9)
Other comprehensive loss:
Currency translation adjustment	---	---	---		---	(3.9)	(3.9)
Comprehensive loss							$(47.8)
Stock-based compensation	---	---	5.3		---	---
Settlement and cancellation of stock options, net of taxes of $19.1	---	---	(43.0)		---	---
Subtotal	8.1	0.4	134.5		(43.9)	15.5
Effect of the Acquisition	(8.1)	(0.4)	272.9		43.9	(15.5)
Balance, August 27, 2004	$ ---	$ ---	$407.4	$	---	$ ---

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder’s Investment
For the Period from August 28, 2004 to December 31, 2004
(Dollar amounts in millions)

			Accumulated
	Additional		Other
	Paid-in	Accumulated	Comprehensive	Comprehensive
	Capital	Deficit	Income (Loss)	Income (Loss)

Balance, August 28, 2004	$407.4	$ ---	$ ---	$ ---
Net loss	---	(2.7)	---	(2.7)
Other comprehensive income (loss):
Currency translation adjustment	---	---	9.5	9.5
Minimum pension liability, net of tax of $0.2			(0.4)	(0.4)
Comprehensive income				$6.4
Capital contribution from parent	0.8	---	---
Stock-based compensation	0.1	---	---
Effect of the Acquisition	2.3	---	---
Balance, December 31, 2004	$410.6	$(2.7)	$9.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder’s Investment
For the Period from January 1, 2005 to December 31, 2005
(Dollar amounts in millions)

		Retained	Accumulated
	Additional	Earnings	Other
	Paid-in	(Accumulated	Comprehensive	Comprehensive
	Capital	Deficit)	Income (Loss)	Income (Loss)

Balance, December 31, 2004	$410.6	$(2.7)	$9.1	$ ---
Net earnings	---	80.5	---	80.5
Other comprehensive income (loss):
Currency translation adjustment	---	---	(1.7)	(1.7)
Minimum pension liability, net of tax of $0.1	---	---	0.1	0.1
Comprehensive income				$78.9
Capital contribution from parent	4.1	---	---
Stock-based compensation	0.3	---	---
Balance, December 31, 2005	$415.0	$77.8	$7.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statement of Stockholder’s Investment
For the Period from January 1, 2006 to December 31, 2006
(Dollar amounts in millions)

		Retained	Accumulated
	Additional	Earnings	Other
	Paid-in	(Accumulated	Comprehensive	Comprehensive
	Capital	Deficit)	Income (Loss)	Income (Loss)

Balance, December 31, 2005	$415.0	$77.8	$7.5	$ ---
Net earnings	---	89.7	---	89.7
Other comprehensive income (loss):
Currency translation adjustment	---	---	5.1	5.1
Reversal of SFAS No. 87 minimum pension liability,
net of tax provision of $0.1 million	---	---	0.3	0.3
Effect of SFAS No. 158 adoption, net of tax provision of $1.8 million	---	---	(1.3)	(1.3)
Comprehensive income				$93.8
Capital contribution from (dividend to) parent	1.7	(28.1)	---
Adjustment of carryover basis of continuing management investors in the THL Transaction	(4.9)	---	---
Stock-based compensation	0.3	---	---
Balance, December 31, 2006	$412.1	$139.4	$11.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2006

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The consolidated period from January 1, 2004 to August 28, 2004 (“Pre-Acquisition”) reflects the financial position, results of operations and cash flows of the former Nortek Holdings, Inc. and all of its wholly-owned subsidiaries (the predecessor company) and subsequent to August 27, 2004 (“Post-Acquisition”), reflect the financial position, results of operations and cash flows of Nortek, Inc. and all of its wholly-owned subsidiaries (the successor company and survivor from the mergers as described more fully in Note 2 in connection with the THL Transaction) (individually and collectively, the “Company” or “Nortek”).

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

On May 5, 2006, NTK Holdings, Inc. (“NTK Holdings”) filed a registration statement on Form S-1 (most recently amended on September 15, 2006) with the SEC for an initial public offering of shares of its common stock (the “Offering”). Although NTK Holdings has not withdrawn its registration statement on Form S-1, there can be no assurance that NTK Holdings will complete the Offering in the foreseeable future. NTK Holdings owns all of the capital stock of Nortek Holdings, Inc. (“Nortek Holdings”), which owns all of the capital stock of the Company.

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

Recognition of Sales and Related Costs, Incentives and Allowances

The Company recognizes sales upon the shipment of its products net of applicable provisions for discounts and allowances. Allowances for cash discounts, volume rebates and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed to with the Company’s various customers, which are typically earned by the customer over an annual period. The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period and the contractual provisions of the customer agreements. For calendar year customer agreements, the Company is able to adjust its periodic estimates to actual amounts as of December 31 each year based upon the contractual provisions of the customer agreements. For those customers who have agreements that are not on a calendar year cycle, the Company records estimates at December 31 consistent with the above described methodology. Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. The Company generally estimates customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return while also factoring in any new business conditions that might impact the historical analysis such as new product introduction. The Company also provides for its estimate of warranty, bad debts and shipping costs at the time of sale. Shipping and warranty costs are included in cost of products sold. Bad debt provisions are included in selling, general and administrative expense, net. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts.

Cash and Cash Equivalents

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.

The Company has classified as restricted in the accompanying consolidated balance sheet certain cash and cash equivalents that are not fully available for use in its operations. At December 31, 2006 approximately $4.5 million of cash and cash equivalents (of which approximately $3.3 million is included in long-term assets) had been pledged as collateral or were held in pension trusts for certain debt, insurance, employee benefits and other requirements. At December 31, 2005 approximately $4.0 million of cash and cash equivalents (all of which is included in long-term assets) had been pledged as collateral or were held in pension trusts for certain debt, insurance, employee benefits and other requirements.

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents --
The carrying amount approximates fair value because of the short maturity of those instruments.

Restricted Investments and Marketable Securities --
The fair value of investments is based on quoted market prices. The fair value of investments was not materially different from their cost basis at December 31, 2006 or 2005.

Long-Term Debt --
At December 31, 2006 and December 31, 2005, the fair value of long-term indebtedness was approximately $15.6 million lower and $18.7 million lower, respectively, than the amount on the Company’s consolidated balance sheet, before unamortized premium, based on market quotations (see Note 6).

Inventories

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market. At December 31, 2006 and 2005, approximately $110.3 million and $121.0 million of total inventories, respectively, were valued on the last-in, first-out method (“LIFO”). Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $8.5 million higher and $2.9 million lower at December 31, 2006 and 2005, respectively. All other inventories were valued under the FIFO method. In connection with both LIFO and FIFO inventories, the Company will record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

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

In accordance with SFAS No. 144, the Company has evaluated the realizability of non indefinite-lived and non-goodwill long-lived assets, which primarily consist of property and equipment and intangible assets (the “SFAS No. 144 Long-Lived Assets”), whenever impairment indicators are present, based on expectations of non-discounted future cash flows for each subsidiary having a material amount of SFAS No. 144 Long-Lived Assets. If the sum of the expected non-discounted future cash flows is less than the carrying amount of assets including SFAS No. 144 Long-Lived Assets, the Company would recognize an impairment loss. The Company’s cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company wide planning process, and include a terminal valuation for the applicable subsidiary based upon a multiple of earnings before interest expense, net, depreciation and amortization expense and income taxes (“EBITDA”). The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with market conditions at the time of estimation. Based on the Company’s analysis, the Company believes that no impairment of SFAS No. 144 Long-Lived Assets occurred in the years ended December 31, 2006 and 2005 and the periods from August 24, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004.

The following table presents a summary of the activity in goodwill for continuing operations and discontinued operations for the years ended December 31, 2006 and 2005, the period from August 28, 2004 to December 31, 2004 and the period from January 1, 2004 to August 27, 2004.

	Continuing	Discontinued
	Operations	Operations	Total
	(Amounts in millions)

Balance as of December 31, 2003	$675.8	$222.2	$898.0
Acquisitions during the period from January 1, 2004 to August 27, 2004	6.8	---	6.8
Dispositions	---	(222.2)	(222.2)
Purchase accounting adjustments	(3.2)	---	(3.2)
Balance as of August 27, 2004	679.4	---	679.4
Effect of the Acquisition	607.1	---	607.1
Acquisitions during the period from August 28, 2004 to December 31, 2004	8.8	---	8.8
Purchase accounting adjustments	(2.0)	---	(2.0)
Impact of foreign currency translation	1.8	---	1.8
Balance as of December 31, 2004	1,295.1	---	1,295.1
Acquisitions during the year ended December 31, 2005	91.9	---	91.9
Purchase accounting adjustments	(4.8)	---	(4.8)
Impact of foreign currency translation	(0.9)	---	(0.9)
Balance as of December 31, 2005	1,381.3	---	1,381.3
Acquisitions during the year ended December 31, 2006	104.8	---	104.8
Purchase accounting adjustments	(1.7)	---	(1.7)
Adjustment of carryover basis of continuing management investors in the THL Transaction	(4.9)	---	(4.9)
Impact of foreign currency translation	1.9	---	1.9
Balance as of December 31, 2006	$1,481.4	$ ---	$1,481.4

Goodwill associated with the Acquisition (see Note 2) will not be deductible for income tax purposes.

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions (see Note 3). Approximately $62.3 million, $56.1 million and $6.8 million of goodwill associated with certain companies acquired during the years ended December 31, 2006 and 2005 and the period from August 28, 2004 to December 31, 2004 will be deductible for income tax purposes. Purchase accounting adjustments relate principally to final revisions resulting from the completion of fair value adjustments and adjustments to deferred income taxes that impact goodwill. See Note 11 for a rollforward of the activity in goodwill by reporting segment for the years ended December 31, 2006 and 2005.

The $4.9 million non-cash “Adjustment of carryover basis of continuing management investors in the THL Transaction” for the year ended December 31, 2006 as noted in the table above, represents a correction to the original 2004 purchase accounting for the Acquisition resulting in a reduction of goodwill with a corresponding reduction in stockholder’s investment. The $4.9 million adjustment has not been reflected in the consolidated financial statements for prior periods as the Company has determined that the adjustment is not material to the prior period consolidated financial statements.

Intangible assets consist principally of patents, trademarks, customer relationships and non-compete agreements. Patents, trademarks and non-compete agreements are amortized on a straight-line basis, while customer relationships are amortized on an accelerated basis based upon the estimated consumption of the economic benefits of the customer relationship. Amortization of intangible assets charged to operations amounted to approximately $24.9 million, $18.3 million, $8.4 million and $8.9 million for the years ended December 31, 2006 and 2005, the period from August 28, 2004 to December 31, 2004 and the period from January 1, 2004 to August 27, 2004, respectively. The table that follows presents the major components of intangible assets as of December 31, 2006 and 2005:

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Intangible	Remaining
	Amount	Amortization	Assets	Useful Lives
	(Amounts in millions except for useful lives)

December 31, 2006:
Trademarks	$85.4	$(12.0)	$73.4	13.6
Patents	31.5	(4.0)	27.5	13.5
Customer relationships	58.0	(28.6)	29.4	2.8
Others	27.9	(7.8)	20.1	3.2
	$202.8	$(52.4)	$150.4	5.8

December 31, 2005:
Trademarks	$72.5	$(6.3)	$66.2	14.9
Patents	22.6	(1.9)	20.7	14.8
Customer relationships	34.2	(15.8)	18.4	2.7
Others	12.5	(3.3)	9.2	3.7
	$141.8	$(27.3)	$114.5	6.6

As of December 31, 2006, the estimated annual intangible asset amortization expense for each of the years presented aggregates approximately $150.4 million as follows:

Year Ended	Annual Amortization
December 31,	Expense
(Amounts in millions)
(Unaudited)

2007	$24.2
2008	20.4
2009	16.9
2010	14.1
2011	11.4
2012 and thereafter	63.4

Intangible assets increased approximately $35.9 million from approximately $114.5 million at December 31, 2005 to approximately $150.4 million at December 31, 2006. This increase is primarily as a result of intangible assets acquired as a result of business acquisitions made during the year ended December 31, 2006 (see Note 3), partially offset by intangible asset amortization of approximately $24.9 million for the year ended December 31, 2006.

Pensions and Post Retirement Health Benefits

On December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires the Company to: (a) recognize the over-funded or under-funded status of its defined benefit post-retirement plans as an asset or liability in its statement of financial position; (b) recognize changes in the funded status in the year in which the changes occur through comprehensive income and (c) measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end. The Company is required to initially recognize the funded status of its defined benefit plans and to provide the required disclosures for the fiscal year ended December 31, 2006. The requirement to measure benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the Company for the fiscal year ended December 31, 2008.

Prior to December 31, 2006, the Company accounted for pensions, including supplemental executive retirement plans, and post retirement health benefit liabilities under SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”) and SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other Than Pensions” (“SFAS No. 106”), respectively.

The accounting for pensions requires the estimating of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase and the assumed medical cost inflation rate. Such estimates require a significant amount of judgment (see Note 8).

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s Consolidated Financial Statements and the amounts included in the Company’s federal and state income tax returns be recognized in the balance sheet. As the Company generally does not file its income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards and valuation allowances required, if any, for tax assets that may not be realizable in the future. SFAS No. 109 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference (see Note 5).

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”, (“FIN 48”). FIN 48 clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of “more-likely-than-not” and a measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 31, 2006. Accordingly, the Company will adopt FIN 48 on January 1, 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment of the Company’s opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position). The Company has assessed the impact of this interpretation on its domestic subsidiaries and currently estimates that the application of this standard on such subsidiaries will result in a reduction of retained earnings of between $3.0 million (unaudited) and $4.0 million (unaudited), and an increase of goodwill related to pre-acquisition tax uncertainties of between $6.0 (unaudited) and $7.0 million (unaudited). The Company is currently in the process of assessing the impact of this interpretation on its foreign subsidiaries.

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

The Company recorded stock-based compensation charges in selling, general and administrative expense, net of approximately $0.3 million for each of the years ended December 31, 2006 and 2005, respectively, in accordance with SFAS No. 123R and SFAS No. 123.

In the period from August 28, 2004 to December 31, 2004, the Company recorded stock-based compensation charges in continuing operations of approximately $0.1 million related to the C-1 units described below received by certain employees and consultants of the Company in connection with the THL Transaction (see Note 2) and in the period from January 1, 2004 to August 27, 2004, recorded stock-based compensation charges in continuing operations of approximately $48.5 million related to the accelerated vesting and achievement of the performance criteria for a portion of the Company’s outstanding stock options due to the change in control of the Company as a result of the Acquisition. A portion of this expense has been allocated to the Company’s reporting segments for all periods presented and a portion has been recorded in Unallocated (see Note 11). In addition, the Company recorded stock-based employee compensation charges in discontinued operations of approximately $6.4 million for the period from January 1, 2004 to August 27, 2004 relating to the accelerated vesting and achievement of the performance criteria for a portion of the Company’s outstanding Class A and B stock options, which were retained by employees of the discontinued operations (see Note 10) due to the change of control of the Company as a result of the Acquisition.

In connection with the acquisition of Nortek, Inc. by affiliates of Thomas H. Lee Partners, L.P. (the “THL Transaction”) on August 27, 2004, certain employees and consultants received approximately 21,184 C-1 units and approximately 42,368 C-2 units, which represent equity interests in THL-Nortek Investors, LLC (“Investors LLC”) that function similar to stock awards. Since the initial distribution of the C-1 and C-2 units on August 27, 2004, approximately 1,895 and 3,383 additional C-1 units and C-2 units, respectively, have been granted to certain of the Company’s officers and employees, net of forfeitures. The C-1 units vest pro rata on a quarterly basis over a three-year period and approximately 16,720 and 9,065 were vested at December 31, 2006 and 2005, respectively. The total amortizable fair value of the C-1 units is approximately $1.1 million. Approximately $0.4 million remains to be amortized at December 31, 2006. The C-2 units only vest in the event that certain performance-based criteria, as defined, are met. As of December 31, 2006 and 2005, there was approximately $1.6 million of unamortized stock-based employee compensation with respect to the C-2 units, which will be amortized in the event that it becomes probable that the C-2 units or any portion thereof will vest. The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

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

Research and Development

The Company’s research and development activities are principally new product development and represent approximately 2.0%, 1.9% and 1.7% of the Company’s consolidated net sales in 2006, 2005 and 2004, respectively.

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

The balances of each classification, net of tax attributes, within accumulated other comprehensive income (loss) as of the periods presented are as follows:

		SFAS No. 87		Total
		Minimum	SFAS No. 158	Accumulated
	Foreign	Pension	Pension	Other
	Currency	Liability	Liability	Comprehensive
	Translation	Adjustment	Adjustment	Income (Loss)
	(Amounts in millions)

Balance December 31, 2003	$19.5	$(0.1)	$ ---	$19.4
Change during the period	(3.9)	---	---	(3.9)
Balance August 27, 2004	15.6	(0.1)	---	15.5
Effect of the Acquisition	(15.6)	0.1	---	(15.5)
Change during the period	9.5	(0.4)	---	9.1
Balance December 31, 2004	9.5	(0.4)	---	9.1
Change during the period	(1.7)	0.1	---	(1.6)
Balance December 31, 2005	7.8	(0.3)	---	7.5
Change during the period	5.1	---	---	5.1
Adoption of SFAS No. 158	---	0.3	(1.3)	(1.0)
Balance December 31, 2006	$12.9	$ ---	$(1.3)	$11.6

Foreign Currency Translation

The financial statements of subsidiaries outside the United States are measured using the foreign subsidiaries’ local currency as the functional currency. The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Net sales, costs and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income (loss) included in stockholder’s investment in the accompanying consolidated balance sheet. Transaction gains and losses are recorded in selling, general and administrative expense, net and have not been material during any of the periods presented.

Long-term receivable from affiliate & long-term payable to affiliate

At December 31, 2006, the Company had approximately $24.9 million recorded on the accompanying consolidated balance sheet related to a long-term payable to affiliate and at December 31, 2005, the Company had approximately $17.5 million recorded on the accompanying consolidated balance sheet related to a long-term receivable from affiliate. This receivable and payable primarily relate to deferred taxes related to NTK Holdings.

New Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for the Company. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

2.  THE ACQUISITION TRANSACTION

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

On August 27, 2004, THL Buildco purchased all of the outstanding capital stock of the former Nortek Holdings pursuant to a stock purchase agreement for a purchase price of approximately $743.2 million. Immediately upon the completion of the Acquisition, THL Buildco was merged with and into the former Nortek Holdings with the former Nortek Holdings continuing as the surviving corporation. The former Nortek Holdings was then merged with and into Nortek with Nortek continuing as the surviving corporation and a wholly-owned subsidiary of THL Buildco Holdings. THL Buildco Holdings was then renamed Nortek Holdings, Inc. (“Nortek Holdings”). Nortek Holdings is wholly-owned by NTK Holdings, Inc. (“NTK Holdings”), which is wholly-owned by Investors LLC, a Delaware limited liability company. In connection with the Acquisition, members of Nortek management reinvested a portion of their equity interest in the former Nortek Holdings for an equity interest in Investors LLC and interests in a deferred compensation plan established by Nortek Holdings (the Acquisition and the above events are collectively referred to herein as the “THL Transaction”).

On November 20, 2002, the Company reorganized into a holding company structure and each outstanding share of capital stock of Nortek was converted into an identical share of capital stock of the former Nortek Holdings, a Delaware corporation formed in 2002, with the former Nortek Holdings becoming the successor public company and Nortek becoming a wholly-owned subsidiary of the former Nortek Holdings (the “Holdings Reorganization”). On January 9, 2003, the former Nortek Holdings completed the Recapitalization, which resulted in the acquisition of the former Nortek Holdings by certain affiliates and designees of Kelso & Company L.P. (“Kelso”) and certain members of Nortek's management. As a result, of the Recapitalization, the Company’s shares of capital stock were no longer publicly traded.

The Acquisition

On August 27, 2004, the sole stockholder of Nortek, the former Nortek Holdings adopted and approved, by unanimous written consent in lieu of special meeting, the Agreement and plan of Merger between the former Nortek Holdings and Nortek, which provided for the merger of the former Nortek Holdings with and into Nortek.

Prior to the Acquisition, certain members of Nortek management held stock options to purchase shares of common stock of the former Nortek Holdings issued to them under the former Nortek Holdings 2002 Stock Option Plan. These members of Nortek management, who would have been entitled to receive cash payments upon consummation of the Acquisition in respect to these options, instead sold a portion of those options to THL Buildco for approximately $113.0 million and surrendered the remainder of these options held by them for cancellation without immediate payment. In consideration for this cancellation of options without immediate payment, these option holders received an equity interest in Investors LLC and Nortek Holdings established a deferred compensation plan and credited for the account of each of these management participants under the plan a number of notional Class A units of Investors LLC equal in value to the value of the old stock options so cancelled.

As noted above, in connection with the THL Transaction, certain members of Nortek’s management became participants in a newly adopted deferred compensation plan of Nortek Holdings. These management participants, who would have been entitled to receive cash payments upon consummation of the THL Transaction in respect of all options previously granted to them under the former Nortek Holdings, Inc. 2002 Stock Option Plan, instead sold a portion of those options to THL Buildco and surrendered the remainder of the options held by them for cancellation without immediate payment. In consideration for this cancellation of options without immediate payment, Nortek Holdings established this deferred compensation plan and credited for the account of each of these management participants under the plan a notional amount equal to the value of the old stock options so cancelled. For purposes of the plan, the value of the stock options cancelled equaled the excess of the value of the stock underlying the options at the time of the THL Transaction over the aggregate exercise price of the options. The plan was a non-qualified, unfunded obligation of Nortek Holdings.

On February 18, 2005, Nortek Holdings made a distribution to the participants of its deferred compensation plan in the amount of approximately $57.7 million, which resulted in additional interest expense of approximately $8.2 million, and on May 10, 2006, made a second distribution to the participants in the amount of approximately $54.0 million, which resulted in additional interest expense of approximately $3.9 million (see Note 6). As a result of this second distribution, the participants in the deferred compensation plan are not entitled to any further distributions.

In connection with accounting for the purchase price for the Acquisition, the Company recorded a deferred tax benefit of approximately $32.6 million representing the tax benefit related to the deferred compensation plan of Nortek Holdings. At December 31, 2005, the remaining deferred tax benefit was approximately $17.5 million (all of which was recorded as a long-term asset). At December 31, 2006, there was no remaining deferred tax benefit as the second distribution noted above is deductible for income tax purposes upon payment. The deferred tax benefit at December 31, 2005 was classified as a long-term receivable from affiliate in the accompanying consolidated balance sheet.

Upon consummation of the Acquisition the outstanding principal balance, and accrued interest thereon, totaling approximately $0.9 million on a loan to one of the Company's officers was forgiven, certain “split dollar” life insurance policies with an aggregate cash value of approximately $9.3 million were transferred to two of the Company’s officers and approximately $0.9 million was paid to such officers in settlement of a deferred compensation plan. As a result, Nortek recorded an approximate $10.2 million charge to operations on August 27, 2004 (see Note 14).

The total amount of transaction fees and related costs incurred by Nortek and THL Buildco associated with the Acquisition was approximately $56.5 million, including approximately $25.0 million of advisory and financing fees and expenses paid to Thomas H. Lee Partners L.P. Approximately $26.0 million of these fees and expenses were recorded by Nortek in “expenses and charges arising from the Acquisition”, since they were obligations of Nortek prior to the Acquisition, approximately $21.5 million was recorded as purchase price for the Acquisition  and the balance of $9.0 million was recorded as deferred financing costs (see Note 14).

Upon the closing of the THL Transaction, Nortek Holdings and Nortek entered into a management agreement with THL Managers V, LLC, an affiliate of Thomas H. Lee Partners, L.P., pursuant to which THL Managers V, LLC provides certain financial and strategic advisory and consultancy services. Under this management agreement, the Company is obligated to pay to THL Managers V, LLC, or a designee thereof, an annual management fee equal to the greater of (1) $2.0 million per annum or (2) an amount equal to 0.75% of the consolidated earnings before interest, taxes, depreciation and amortization of the Company and its subsidiaries, before deduction for such fee. Such annual management fee is payable semi-annually in advance on the first business date of each January and July. A pro rated portion of such fee equal to $0.7 million was paid on the closing date of the THL Transaction with respect to the period from August 28, 2004 to December 31, 2004. Nortek expensed approximately $2.3 million and $2.2 million for the years ended December 31, 2006 and 2005, respectively, related to this management agreement in the accompanying Consolidated Statement of Operations.

To partially finance the purchase price of the Acquisition, affiliates of Thomas H. Lee Partners, L.P. invested approximately $361.8 million of cash and certain members of the Company’s senior management made a rollover investment of approximately $111.8 million. These funds, together with approximately $155.3 million of cash of the former Nortek Holdings, the $700.0 million proceeds from the term loan under the senior secured credit facility and the $625.0 million proceeds from the sale of the 8 1/2% Senior Subordinated Notes due 2014 (the “8 1/2% Notes”) (see Note 6), were used to finance the Acquisition, to refinance certain existing notes of Nortek and the former Nortek Holdings and to pay related transaction costs.

Beginning on August 28, 2004, the Company accounted for the Acquisition as a purchase in accordance with the provisions of SFAS No. 141, “Business Combinations” (“SFAS No. 141”), Emerging Issue Task Force (“EITF”) Issue No. 88-16, “Basis in Leveraged Buyout Transactions” (“EITF 88-16”), and SEC Staff Accounting Bulletin (“SAB”) No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances” (“SAB No. 54”), which resulted in a new valuation for the assets and liabilities of the Company and its subsidiaries based upon fair values as of the date of the Acquisition. SFAS No. 141 requires the Company to establish a new basis for its assets and liabilities based on the amount paid for its ownership at August 27, 2004. In accordance with EITF 88-16, the acquired assets and liabilities have been recorded at fair value for the interests acquired by new investors and at carryover basis for continuing investors. As a result, the assets and liabilities are assigned new values, which are part Pre-Acquisition cost and part fair value, in the same proportions as the carryover basis of the residual interests retained by the continuing management investors and the new interests acquired by the affiliates of Thomas H. Lee Partners L.P. Accordingly, the Company’s ownership basis (including the fair value of options rolled over by the management investors) is reflected in the Company’s consolidated financial statements beginning upon completion of the Acquisition. The purchase price for the equity of Nortek of approximately $743.2 million was allocated to the assets and liabilities based on their relative fair values and approximately $409.7 million was recorded in Stockholder’s Investment representing the ownership interest of Nortek’s equity holders upon completion of the Acquisition, including the carryover basis of continuing management investors of approximately negative $45.1 million.

Immediately prior to the Acquisition, Stockholder’s Investment was approximately $114.6 million. The purchase price for the Acquisition of approximately $743.2 million consists of the following:

(Amounts in millions)

Purchase price for Series B Preference stock and Class A Common Stock of the former Nortek Holdings	$706.2
Payment for the settlement and termination of the former Nortek Holdings Stock Options	113.0
Carryover basis of continuing management investors	(45.1)
Liability related to Nortek Holdings deferred compensation plan	93.0
Cash of the former Nortek Holdings	(112.8)
Tax benefit related to the Nortek Holdings deferred compensation plan	(32.6)
Fees and expenses	21.5
$743.2

The purchase price of the Acquisition was allocated based on estimates of the fair value of assets and liabilities as follows:

(Amounts in millions)

Historical net assets	$114.6
Purchase price allocated to:
Inventories	10.9
Property and equipment	9.6
Intangible assets	24.3
Pension and post retirement health care benefits	(9.2)
Prepaid and deferred income taxes	(13.5)
Goodwill	607.1
Other	(0.6)
$743.2

3. ACQUISITIONS
On December 12, 2006, the Company, through its wholly-owned subsidiary, Linear LLC (“Linear”), acquired the stock of Gefen, Inc. (“Gefen”) for approximately $22.5 million (utilizing approximately $20.0 million of cash and issuing unsecured 6% subordinated notes totaling $2.5 million due December 2008) plus contingent consideration, which may be payable in future years. Gefen is located in Woodland Hills, CA and designs and sells audio and video products which extend, switch, distribute and convert signals in a variety of formats, including high definition, for both the residential and commercial markets.

On November 11, 2006, the Company, through its wholly-owned subsidiary, Broan-NuTone LLC (“Broan”), acquired the stock of Zephyr Corporation (“Zephyr”) and Pacific Zephyr Range Hood, Inc. (“Pacific”) for approximately $26.4 million (utilizing approximately $22.4 million of cash and issuing unsecured 6% subordinated notes totaling $4.0 million due November 2009). Zephyr and Pacific are both located in San Francisco, CA. Zephyr designs and sells upscale range hoods, while Pacific designs, sells and installs range hoods and other kitchen products for Asian cooking markets in the United States.

On July 18, 2006, the Company, through Linear, acquired the stock of Magenta Research, Ltd. (“Magenta”) for approximately $14.4 million (utilizing approximately $11.9 million of cash, of which approximately $10.0 million was borrowed under Nortek’s revolving credit facility and is still outstanding at December 31, 2006, and issuing unsecured 6% subordinated notes totaling $2.5 million due July 2008) plus contingent consideration, which may be payable in future years. Magenta is located in New Milford, CT and designs and sells products that distribute audio and video signals over Category 5 and fiber optic cable to multiple display screens.

On June 26, 2006, the Company, through Linear, acquired the stock of Secure Wireless, Inc. (“Secure Wireless”) and Advanced Bridging Technologies, Inc. (“ABT”) through two mergers for an initial purchase price of approximately $10.5 million, plus contingent consideration of approximately $18.1 million that was earned in 2006 and will be paid in 2007. Additional contingent consideration may be payable in future years. Secure Wireless designs and sells wireless security products for the residential and commercial markets while ABT designs and sells innovative radio frequency control products and accessories. Both Secure Wireless and ABT are located in Carlsbad, CA.

On April 14, 2006, the Company, through two newly formed subsidiaries of its HVAC segment, acquired the assets and certain liabilities of Huntair, Inc. (“Huntair”) and Cleanpak International, LLC (“Cleanpak”), for an initial purchase price of approximately $48.4 million (utilizing approximately $38.4 million of cash and issuing unsecured 6% subordinated notes totaling $10.0 million due April 2008) plus contingent consideration of approximately $30.0 million which was earned in 2006 and will be paid in 2007. Both Huntair and Cleanpak are located near Portland, OR and manufacture, market and distribute custom air handlers and related products for commercial and cleanroom applications.

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

On April 26, 2005, the Company, through Linear, acquired the stock of Panamax, Inc. (“Panamax”) for approximately $11.8 million (utilizing approximately $9.5 million of cash and issuing an unsecured promissory note in the amount of approximately $2.3 million) plus contingent consideration of approximately $4.5 million which was paid in the first quarter of 2006. Panamax is located in Petaluma, CA and sells and designs innovative power conditioning and surge protection products that prevent loss or damage of home and small business equipment due to power disturbances.

On December 17, 2004, the Company, through Linear, acquired the assets and liabilities of M&S Systems, LP (“M&S”), located in Dallas, TX, for approximately $16.5 million in cash. M&S principally designs, manufactures and sells distributed audio and communication equipment and speakers.

On March 9, 2004, the Company, through Linear, acquired the stock of OmniMount Systems, Inc. (“OmniMount”) for approximately $16.5 million in cash plus contingent consideration of approximately $7.5 million which was earned in 2006 and will be paid in 2007. OmniMount is a seller and designer of speaker and video mountings and other products to maximize the home theater experience.

Acquisitions contributed approximately $212.5 million, $22.7 million and $13.7 million to net sales, operating earnings and depreciation and amortization expense, respectively, for the year ended December 31, 2006. With the exception of Zephyr and Pacific, which are included in the Residential Ventilation Products segment, and Huntair, Cleanpak, MEG, MSH and IMS, which are included in the Air Conditioning and Heating Products segment, all acquisitions are included in the Home Technology Products segment in the Company’s segment reporting (see Note 11).

The estimated total maximum potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $131.8 million (of which approximately $55.6 million will be paid in 2007), however, currently the Company has estimated that approximately $106.2 million (including the $55.6 million noted above) of additional contingent consideration will be paid in the future related to completed acquisitions.

Acquisitions are accounted for as purchases and accordingly have been included in the Company’s consolidated results of operations since the acquisition date. For recent acquisitions, the Company has made preliminary estimates of the fair value of the assets and liabilities of the acquired companies, including intangible assets and property and equipment, as of the date of acquisition, utilizing information available at the time that the Company’s Consolidated Financial Statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. The Company is in the process of obtaining appraisals of intangible assets and property and equipment and finalizing the integration plans for certain of the acquired companies, which are expected to be completed by the first half of 2007.

On March 2, 2007, the Company, through Linear, acquired the stock of LiteTouch, Inc. for approximately $10.6 million (utilizing approximately $8.1 million of cash and issuing unsecured 6% subordinated notes totaling $2.5 million due March 2009). LiteTouch is located in Salt Lake City, UT and designs, manufactures and sells automated lighting control for a variety of applications including residential, commercial, new construction and retro-fit.

4. CASH FLOWS

Interest paid was approximately $106.2 million, $97.6 million, $26.2 million and $71.6 million for the years ended December 31, 2006 and 2005 and the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004, respectively.

The fair value of the assets of the businesses acquired was approximately $234.7 million, $148.3 million, $20.1 million and $20.8 million for the years ended December 31, 2006 and 2005 and for the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004, respectively. Liabilities assumed or created from businesses acquired were approximately $128.5 million, $31.1 million, $4.6 million and $4.3 million for the years ended December 31, 2006 and 2005 and for the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004, respectively. Net cash paid for acquisitions was approximately $106.2 million, $117.2 million, $15.5 million and $16.5 million for the years ended December 31, 2006 and 2005 and for the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004.

Significant non-cash financing and investing activities excluded from the accompanying consolidated statement of cash flows include capitalized lease additions of approximately $4.8 million, $1.6 million and $0.9 million for the year ended December 31, 2005 and for the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004, respectively. There were no capital leases in 2006.

5. INCOME TAXES

The following is a summary of the components of earnings (loss) from continuing operations before provision (benefit) for income taxes:

	For the Periods
	Post-Acquisition			Pre-Acquisition
	Jan. 1, 2006 -	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004
	(Amounts in millions)

Domestic	$129.8	$109.7	$(7.3)	$(169.2)
Foreign	23.8	26.9	9.4	16.5
	$153.6	$136.6	$2.1	$(152.7)

The following is a summary of the provision (benefit) for income taxes from continuing operations included in the accompanying consolidated statement of operations:

	For the Periods
	Post-Acquisition			Pre-Acquisition
	Jan. 1, 2006 -	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004
	(Amounts in millions)

Federal income taxes
Current	$17.0	$28.9	$(2.6)	$(3.5)
Deferred	27.4	9.5	1.0	(46.9)
	44.4	38.4	(1.6)	(50.4)
Foreign	14.5	14.3	5.2	7.6
State	5.0	3.4	0.7	1.4
	$63.9	$56.1	$4.3	$(41.4)

Income tax payments, net of refunds, in the years ended December 31, 2006 and 2005 and the period from January 1, 2004 to August 27, 2004 were approximately $23.7 million, $15.9 million and $43.6 million, respectively. For the period from August 28, 2004 to December 31, 2004, the Company received income tax refunds, net of payments, of approximately $36.5 million.

An income tax benefit of approximately $19.1 million related to the settlement of certain stock options was reflected as an equity adjustment to additional paid-in-capital in the period from January 1, 2004 to August 27, 2004.

The tables that follow reconcile the federal statutory income tax of continuing operations dollar amount and rate to the actual income tax provision and effective tax rate of approximately 41.6%, 41.1%, 204.8% and 27.1% for the years ended December 31, 2006 and 2005 and for the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004, respectively.

	For the Periods
	Post-Acquisition			Pre-Acquisition
	Jan. 1, 2006 -	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004
	(Amounts in millions)

Income tax provision (benefit) from continuing operations at the federal statutory rate	$53.8	$47.8	$0.7	$(53.5)

Net change from statutory rate:
State income tax provision, net of federal income tax effect	3.2	2.2	0.5	0.9
Tax effect of the Acquisition	---	---	---	9.1
Non-deductible expenses, net	3.4	1.0	0.1	0.2
Tax effect resulting from foreign activities and foreign dividends	2.8	4.9	3.0	1.9
Other, net	0.7	0.2	---	---
	$63.9	$56.1	$4.3	$(41.4)

Effective tax rate%:	For the Periods
	Post-Acquisition			Pre-Acquisition
	Jan. 1, 2006 -	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004

Income tax provision (benefit) from continuing operations at the federal statutory rate	35.0%	35.0%	35.0%	(35.0)%

Net change from statutory rate:
State income tax provision, net of federal income tax effect	2.1	1.6	21.7	0.6
Tax effect of the Acquisition	---	---	---	6.0
Non-deductible expenses, net	2.2	0.7	6.1	0.1
Tax effect resulting from foreign activities and foreign dividends	1.8	3.6	142.6	1.2
Other, net	0.5	0.2	(0.6)	---
	41.6%	41.1%	204.8%	(27.1)%
The tax effect of temporary differences which give rise to significant portions of deferred income tax assets and liabilities for continuing operations as of December 31, 2006 and December 31, 2005 are as follows:

	December 31,
	2006	2005
	(Amounts in millions)

Prepaid Income Tax Assets (classified current)
Arising From:
Accounts receivable	$2.9	$2.8
Inventories	(4.3)	(5.0)
Insurance reserves	8.3	6.0
Warranty accruals	6.2	5.6
Net operating loss and tax credits	2.4	5.9
Other reserves and assets, net	5.7	5.4
	$21.2	$20.7

Deferred Income Tax Assets (Liabilities)
(classified non-current)
Arising From:
Property and equipment, net	$(20.6)	$(23.2)
Intangible assets, net	(30.7)	(31.6)
Pension and other benefit accruals	14.0	16.3
Insurance reserves	7.5	7.8
Warranty accruals	6.0	5.5
Capital loss carry forward/net loss carry forward	13.2	11.8
Valuation allowances	(20.5)	(18.0)
Other reserves and assets, net	(2.8)	11.0
	$(33.9)	$(20.4)

The Company has established valuation allowances related to certain reserves that will result in capital losses and foreign net operating loss carry-forwards. Included in the deferred tax asset valuation allowance of $20.5 at December 31, 2006 are valuation allowances of approximately $15.2 million, which will reduce goodwill in the future, should the tax assets they relate to be realized, as these tax assets existed at the date of the Acquisition and the Recapitalization. The Company has not provided United States income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $90.0 million (other than current year earnings of its Hong Kong subsidiary) as those amounts are considered indefinitely invested. In addition, the Company has approximately $42.0 million of foreign net operating loss carry-forwards that if utilized would offset future foreign tax payments. The Company has established a valuation allowance related to these losses.

The valuation allowance increased during the year ended December 31, 2006 primarily as a result of an increase in current year foreign losses not benefited, as well as an increase through other comprehensive income for foreign pension adjustments.

During the year ended December 31, 2005, the Company realized a tax benefit of approximately $1.2 million related to the realization of capital loss carry-forwards for which a valuation allowance had previously been established. This tax benefit reduced goodwill, as the related tax assets existed at the date of the Acquisition.

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

The Company has no remaining federal net operating loss carryforwards, and has an alternative minimum tax credit carryforward of approximately $2.4 million at December 31, 2006.

6. NOTES, MORTGAGE NOTES AND OBLIGATIONS PAYABLE

Short-term bank obligations at December 31, 2006 and 2005 consist of the following:

	December 31,
	2006	2005
	(Amounts in millions)

Secured lines of credit and bank advances of the Company’s:
Foreign subsidiaries	$13.3	$4.9
Revolving credit facility	10.0	---
	$23.3	$4.9

Short-term bank obligations of the Company’s foreign subsidiaries are secured by accounts receivable and buildings of the Company’s foreign subsidiaries with an aggregate net book value of approximately $13.3 million and have a weighted average interest rate of approximately 4.1% at December 31, 2006.

On April 3, 2006, the Company amended and restated the credit agreement for its senior secured credit facility, expanding its $100.0 million revolving credit facility to $200.0 million and modifying certain covenants. The amendment provides the Company with additional liquidity and covenant flexibility. The revolving credit facility matures in August 2010 and includes both a letter of credit sub-facility and swing line loan sub-facility. At December 31, 2006, there was approximately $10.0 million of outstanding borrowings under the U.S. revolving portion of the Company’s senior secured credit facility with an interest rate of 7.1%.

The obligations under the senior secured credit facility are guaranteed by Nortek Holdings and by all of Nortek’s existing and future significant domestic “restricted subsidiaries” (as defined in the credit facility) and are secured by substantially all of Nortek’s assets and the assets of the guarantors, whether now owned or later acquired, including a pledge of all of the Company’s capital stock, the capital stock of certain of the Company’s domestic subsidiaries and 65% of the capital stock of each of the Company’s significant foreign subsidiaries that is directly owned by the Company or a guarantor subsidiary.

Notes, mortgage notes and obligations payable for continuing operations, included in the accompanying consolidated balance sheet at December 31, 2006 and 2005, consist of the following:

	December 31,
	2006	2005
	(Amounts in millions)

9 7/8% Senior Subordinated Notes due 2011 (“9 7/8% Notes”), including unamortized premium	$10.0	$10.0
8 1/2% Senior Subordinated Notes due 2014 (“8 1/2% Notes”)	625.0	625.0
Senior Secured Credit Facility	684.3	691.3
Mortgage notes payable	3.9	4.5
Other	59.1	38.1
	1,382.3	1,368.9
Less amounts included in current liabilities	20.0	14.8
	$1,362.3	$1,354.1

Mortgage notes payable of approximately $3.9 million outstanding at December 31, 2006 includes a mortgage note related to one of the Company’s manufacturing facilities and is payable in installments through 2019. This note bears interest at a variable rate based upon LIBOR (approximately 5.3% at December 31, 2006) and is collateralized by property and equipment with an aggregate net book value of approximately $4.4 million at December 31, 2006.

Other obligations of approximately $59.1 million outstanding at December 31, 2006 include borrowings relating to equipment purchases, notes payable issued for acquisitions and other borrowings bearing interest at rates ranging from approximately 1.9% to 14.0% and maturing at various dates through 2018. Approximately $20.2 million of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $21.7 million at December 31, 2006.

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

As of December 31, 2006, approximately $152.0 million was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive loan agreement, the Company’s senior secured credit facility.

At December 31, 2006, the maturities of all of the Company’s debt obligations, excluding unamortized debt premium, were:

Year Ended	Debt Obligation
December 31,	Maturities
(Amounts in millions)

2007	$43.3
2008	28.8
2009	14.0
2010	174.6
2011	506.5
Thereafter	638.4

As of December 31, 2006, Nortek had approximately $22.0 million in outstanding letters of credit. The letters of credit have been issued under Nortek’s revolving credit facility as additional security for (1) approximately $17.2 million relating to certain of the Company’s insurance programs, (2) approximately $3.9 million relating to leases outstanding for certain of the Company’s manufacturing facilities and (3) approximately $0.9 million relating to certain of the subsidiaries’ purchases and other requirements. Letters of credit reduce borrowing availability under Nortek’s revolving credit facility on a dollar for dollar basis.

7. COMMON STOCK, SPECIAL COMMON STOCK, DEFERRED COMPENSATION AND DIVIDENDS

In connection with the Acquisition on August 28, 2004, Nortek Holdings received 3,000 shares of common stock of the Company and the Company became a wholly-owned subsidiary of Nortek Holdings. At December 31, 2006 and 2005, these 3,000 shares remain authorized and outstanding.

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

On May 10, 2006, NTK Holdings borrowed an aggregate principal amount of $205.0 million under a senior unsecured loan facility. A portion of these proceeds was used to contribute capital of approximately $25.9 million to Nortek Holdings, which was used by Nortek Holdings, together with a dividend of approximately $28.1 million from the Company to make a distribution of approximately $54.0 million to participants in the 2004 Nortek Holdings, Inc. Deferred Compensation Plan (including certain of the Company’s executive officers).

8. PENSION, PROFIT SHARING AND OTHER POST RETIREMENT BENEFITS

The Company and its subsidiaries have various pension, supplemental retirement plans for certain officers, profit sharing and other post retirement benefit plans requiring contributions to qualified trusts and union administered funds.

As noted previously in Note 1, the Company adopted SFAS No. 158 on December 31, 2006. The impact of implementing SFAS No. 158 resulted in a decrease in pension liabilities of approximately $0.5 million, an increase in deferred tax liabilities of approximately $1.8 million and reduced shareholder’s equity (increase to accumulated other comprehensive loss) by $1.3 million. In addition, the Company classified $1.0 million of pension and postretirement benefit liabilities as current. The adoption did not affect our consolidated balance sheet at December 31, 2005 or our consolidated statement of operation for each of the two years in the period ended December 31, 2006 and the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004.

The adjustment to other comprehensive loss upon the adoption of SFAS No. 158 represents the net unrecognized actuarial losses and unrecognized prior service costs as of the date of adoption. These amounts were previously netted against the plan’s funded status in our consolidated balance sheet. We will recognize these amounts in future periods as components of net periodic pension cost. The estimated net gain for the defined benefit pension plans that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year is less than $0.1 million.

Pension, profit sharing and other post retirement health benefit expense charged to operations aggregated approximately $8.5 million (excluding a curtailment gain of $35.9 million on the termination of benefits to certain employees of NuTone under a post retirement medical and life insurance plan) for the year ended December 31, 2006, $12.0 million for the year ended December 31, 2005, $3.3 million for the period from August 28, 2004 to December 31, 2004 and approximately $10.4 million for the period from January 1, 2004 to August 27, 2004. The decrease in pension, profit sharing and other post retirement health benefit expense at December 31, 2006 as compared to December 31, 2005 is primarily due to a reduction in the service cost component of net periodic benefit costs and the termination of benefits under a post-retirement medical and life insurance plan due to a plant shut down.

The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. In 2007, the Company expects to contribute approximately $9.6 million (unaudited) to its defined benefit pension plans.

For the year ended December 31, 2006 and 2005, the Company used a September 30 measurement date for its plans. The table that follows provides a reconciliation of benefit obligations, plan assets and funded status of plans in the accompanying consolidated balance sheet at December 31, 2006 and 2005:

	Pension Benefits
	December 31,
	2006	2005
	(Amounts in millions)

Change in benefit obligation:
Benefit obligation at October 1,	$175.2	$172.8
Service cost	1.0	1.4
Interest cost	9.0	8.9
Loss (gain) due to foreign exchange	4.8	(3.2)
Actuarial loss excluding assumption changes	2.6	1.0
Actuarial (gain) loss due to assumption changes	(4.3)	5.2
Benefits and expenses paid	(11.0)	(10.9)
Benefit obligation at September 30,	$177.3	$175.2

Change in plan assets:
Fair value of plan assets at October 1,	$119.7	$115.1
Actual return on plan assets	8.5	13.6
Gain (loss) due to foreign exchange	3.3	(2.4)
Employer contribution	11.8	4.3
Benefits and expenses paid	(11.0)	(10.9)
Fair value of plan assets at September 30,	$132.3	$119.7

Funded status and statement of financial position:
Fair value of plan assets at September 30,	$132.3	$119.7
Benefit obligation at September 30,	177.3	175.2
Funded status at September 30,	(45.0)	(55.5)
Unrecognized actuarial loss	---	1.2
Amount contributed during fourth quarter	1.2	0.8
Funded status at December 31,	$(43.8)	$(53.5)

The following amounts were recognized in the accompanying consolidated balance sheet for the Company’s defined benefit plans at December 31, 2006 and 2005:

	Pension Benefits
	December 31,
	2006	2005
	(Amounts in millions)

Current liabilities	$(0.6)	$(1.2)
Non-current liabilities	(43.2)	(52.7)

The following amounts were recognized in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet at December 31, 2006 and 2005:

	Pension Benefits
	December 31,
	2006	2005
	(Amounts in millions)

Minimum pension liability adjustment, net of tax provision of $0.1	$0.3	$(0.3)
Net actuarial loss, net of tax provision of $1.5	(1.8)	---
	$(1.5)	$(0.3)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were approximately $177.3 million, $170.2 million and $132.3 million, respectively, as of December 31, 2006 and $175.2 million, $167.5 million and $119.7 million, respectively, as of December 31, 2005.

At December 31, 2006, the expected benefit payments for the Company’s defined benefit plans were as follows:

Year Ended	Defined Benefit
December 31,	Plan Payments
(Amounts in millions)

2007	$ 11.0
2008	11.1
2009	11.1
2010	11.2
2011	11.1
2012-2016	59.9

Plan assets primarily consist of cash and cash equivalents, common stock, U.S. Government securities, corporate debt and mutual funds, as well as other investments, and include certain commingled funds. At December 31, 2006 and 2005, the Company has recorded as long-term restricted investments and marketable securities held by pension trusts, in the accompanying consolidated balance sheet, approximately $1.9 million and $1.5 million, respectively, which have been contributed to trusts. These assets are not included in the amount of fair value of plan assets at December 31, 2006 and 2005 but are available to fund certain of the benefit obligations included in the table above relating to certain supplemental retirement plans.

The weighted average rate assumptions used in determining pension, supplemental retirement plans and post retirement costs and the projected benefit obligation are as follows:

For the periods
Pre-
	Post-Acquisition			Acquisition
	Jan. 1, 2006 -	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004

Discount rate for projected benefit obligation	5.00% - 5.75%	5.00% - 5.25%	5.25% - 5.75%	5.25% - 5.75%
Discount rate for pension costs	5.00% - 5.25%	5.25% - 5.75%	5.25% - 5.75%	5.50% - 6.00%
Expected long-term average return on plan assets	7.00% - 7.75%	7.00% - 7.75%	7.00% - 7.75%	7.00% - 7.75%
Rate of compensation increase	5.00%	5.00%	3.75% - 5.00%	3.75% - 5.00%

The Company’s net periodic benefit cost for its defined benefit plans for the periods presented consist of the following components:

	For the periods
				Pre-
	Post-Acquisition			Acquisition
	Jan. 1, 2006 -	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004
	(Amounts in millions)

Service cost	$1.0	$1.4	$0.4	$0.8
Interest cost	9.0	8.9	3.0	6.1
Expected return on plan assets	(9.1)	(8.5)	(2.8)	(5.3)
Amortization of prior service cost	---	---	---	0.1
Curtailment loss	---	---	---	0.8
Net periodic benefit cost	$0.9	$1.8	$0.6	$2.5

The Company used a September 30 measurement date for its plans. The Company’s pension plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2006	2005
Cash and cash equivalents	6.4%	3.2%
Equity securities	56.1	59.6
Fixed income securities	37.3	34.7
Other	0.2	2.5
	100.0%	100.0%

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

Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes, investment styles and investment managers. The plans’ asset allocation policies are consistent with the established investment objectives and risk tolerances. The asset allocation policies are developed by examining the historical relationships of risk and return among asset classes, and are designed to provide the highest probability of meeting or exceeding the return objectives at the lowest possible risk. For 2007, the target allocation is 57% for equity securities, 42% for fixed income securities and 1% for cash.

The table that follows provides a reconciliation of the benefit obligations, plan assets and funded status of the Company’s post retirement health benefit plans included in the accompanying consolidated balance sheet at December 31, 2006 and 2005:

	Non-Pension
	Post Retirement
	Health Benefits
	December 31,
	2006		2005
	(Amounts in million)
Change in benefit obligation:
Benefit obligation at October 1,		$26.0		$44.6
Service cost		0.1		0.4
Interest cost		0.7		2.1
Plan participant contributions		---		0.1
Amendments		(20.3)		(22.2)
Actuarial gain excluding assumption changes		(0.1)		(0.1)
Actuarial loss due to assumption changes		---		2.6
Benefits and expenses paid		(0.2)		(1.5)
Benefit obligation at September 30,		$6.2		$26.0

Change in plan assets:
Fair value of plan assets at October 1,	$	---	$	---
Employer contribution		0.2		1.4
Plan participant contributions		---		0.1
Benefits and expenses paid		(0.2)		(1.5)
Fair value of plan assets at September 30,	$	---	$	---

Funded status and statement of financial position:
Fair value of plan assets at September 30,	$	---	$	---
Benefit obligation at September 30,		6.2		26.0
Funded status		(6.2)		(26.0)
Unrecognized actuarial loss		---		3.1
Unrecognized prior service cost		---		(20.8)
Amount contributed during fourth quarter		---		0.1
Accrued post-retirement benefit cost at December 31,		$(6.2)		$(43.6)

The following amounts were recognized in the accompanying consolidated balance sheet for the Company’s post retirement health benefit plans at December 31, 2006 and 2005:

	Non-Pension
	Post Retirement
	Health Benefits
	December 31,
	2006	2005
	(Amounts in millions)

Current liabilities	$(0.4)	$(1.4)
Non-current liabilities	(5.8)	(42.2)

The following amounts were recognized in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet at December 31, 2006 and 2005:

	Non-Pension
	Post Retirement
	Health Benefits
	December 31,
	2006	2005
	(Amounts in millions)

Net actuarial loss, net of tax benefit of $0.2	$(0.2)	$	---
Prior service cost, net of tax provision of $0.5	0.7		---
	$0.5	$	---

During 2005, the Company notified certain retirees that post retirement medical benefits would no longer be continued by the Company effective July 31, 2005. Such retirees were offered medical benefits through other means at their expense. This resulted in a negative plan amendment in 2005 to the NuTone, Inc. (“NuTone”) post retirement medical plan and the plan reflected a deferred actuarial gain of approximately $22.2 million which was being amortized (until July 2006 - see below) into income by the Company over a six year period.

On June 8, 2005, the Company's collective bargaining agreement with the United Automobile Aerospace & Agricultural Implement Workers of America and its Local No. 2029 (“NuTone Union”) expired. That bargaining unit covered approximately 4.4% of the Company's employees (414 employees), which were located at the Cincinnati, OH location of the Company's subsidiary NuTone. On or about June 8, 2005, the Company presented its final proposal to the union bargaining committee but such proposal was not accepted by the union members. On July 16, 2005, the Company locked out the union employees at the NuTone Cincinnati, OH facility. On September 6, 2005, the Company notified the union bargaining committee that negotiations had reached an impasse and that it was unilaterally implementing the terms of its final offer. Among other things, this implemented final offer does not provide the NuTone union members with post retirement medical and life insurance benefits. Accordingly, this implemented final offer resulted in the Company recording a curtailment gain of approximately $35.6 million ($22.1 million, net of tax) in the second quarter of 2006 which includes approximately $18.1 million ($11.3 million, net of tax) of unamortized deferred actuarial gain related to the negative plan amendment discussed in the previous paragraph. In addition, as a result of this implemented final offer, the Company recorded a curtailment gain on life insurance of approximately $0.3 million. These curtailment gains are included in selling, general and administrative expense, net on the accompanying consolidated statement of operations.

At December 31, 2006, the expected post retirement health benefit payments for the Company were as follows:

Post Retirement
Year Ended	Health Benefit
December 31,	Payments
(Amounts in millions)

2007	$0.3
2008	2.8
2009	0.3
2010	1.7
2011	0.3
2012-2016	2.3

The Company’s net periodic benefit cost for its post retirement health benefit plans for the periods presented consists of the following components:

	For the periods
				Pre-
	Post-Acquisition			Acquisition
	Jan. 1, 2006 -	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004
	(Amounts in millions)

Service cost	$0.1	$0.4	$0.2	$0.6
Interest cost	0.7	2.1	0.8	1.6
Amortization of prior service cost	(1.5)	(1.4)	---	---
Recognized actuarial loss (gain)	---	0.1	---	---
Curtailment gain	(35.9)	---	---	---
Net periodic post-retirement health benefit (income) cost	$(36.6)	$1.2	$1.0	$2.2

For purposes of calculating the post retirement health benefit cost, a medical inflation rate of 11% was assumed for 2006 and 2005. For both 2006 and 2005, the rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2013.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post retirement health benefit plan. A one-percentage-point change in assumed health care cost trend rate would have the following effect:

	Decrease Trend 1%		Increase Trend 1%
	(Amounts in millions)

Effect on the total service and interest cost components	$	---	$	---
Effect on the post retirement health benefit obligation		$(0.1)		$0.2

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. Based upon an analysis of plan provisions and prescription drug claims experience, it has been determined that the potential savings that the NuTone Retiree Medical Plan could realize as a result of the Act would not warrant the administrative cost necessary to recover the federal subsidy, accordingly the Company has not reflected any reduction in cost under FASB Staff Position No. FAS 106-2 as of December 31, 2006.

9. COMMITMENTS AND CONTINGENCIES

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

At December 31, 2006, the Company and its subsidiaries are obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations. At December 31, 2006, future minimum rental obligations aggregated approximately $84.0 million and are payable as follows:

Year Ended	Future Minimum
December 31,	Rental Obligations
(Amounts in millions)

2007	$18.6
2008	13.9
2009	11.6
2010	8.8
2011	7.3
Thereafter	23.8

Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Rental expense charged to continuing operations in the accompanying consolidated statement of operations was approximately $26.5 million, $21.6 million, $6.7 million and $12.7 million for the years ended December 31, 2006 and 2005 and for the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004, respectively. Under certain of these lease agreements, the Company or its subsidiaries are also obligated to pay insurance and taxes.

As of December 31, 2006, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $21.5 million of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001. The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 (see Note 10) and has recorded an estimated liability related to this indemnified guarantee of approximately $0.9 million at December 31, 2006 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee. Should the buyer of the former subsidiary cease making payments then the Company may be required to make payments on its indemnification.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $12.0 million and $12.5 million at December 31, 2006 and 2005, respectively. Approximately $5.4 million of short-term liabilities and approximately $6.6 million of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying consolidated balance sheet at December 31, 2006 related to these indemnifications. In February 2005, the Company settled a portion of these obligations with a lump sum cash payment resulting in a reduction of approximately $1.4 million in such liabilities, which was recorded as income in the Company’s consolidated statement of operations for the year ended December 31, 2005 (see Note 14).

The Company sells a number of products and offers a number of warranties including in some instances, extended warranties for which the Company receives proceeds. The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold. The Company estimates the costs that may be incurred under its warranties, with the exception of extended warranties, and records a liability for such costs at the time of sale. Proceeds received from extended warranties are amortized over the life of the warranty and reviewed to ensure that the liability recorded is equal to or greater than estimated future costs. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary.

Changes in the Company’s combined short-term and long-term warranty liabilities (see Note 12) during the years ended December 31, 2006 and 2005 are as follows:

	For the year ended December 31,
	2006	2005
	(Amounts in millions)

Balance, beginning of period	$34.8	$30.3
Warranties provided during period	27.4	21.3
Settlements made during period	(22.6)	(18.8)
Changes in liability estimate, including expirations and acquisitions	1.6	2.0
Balance, end of period	$41.2	$34.8

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

Certain sole source suppliers of various fabricated material components and sub-assemblies (“material components”) to the Company’s kitchen range hood subsidiaries based in Italy and Poland experienced financial difficulties in January 2007. Accordingly, the Company recorded approximately $16.0 million of estimated losses in the RVP segment in the fourth quarter of 2006 in selling, general and administrative expense, net resulting from the unlikelihood that these suppliers will be able to repay advances from our subsidiaries based in Italy and Poland and amounts due under other arrangements. While the Company has recorded its best estimate of the losses related to these suppliers, the actual losses may be different than the amounts recorded at December 31, 2006 (see Note 14).

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in the Company’s assumptions or strategies related to these contingencies or changes that are not within the Company’s control.

10. DISCONTINUED OPERATIONS

On July 31, 2004, the Company sold the capital stock of its wholly-owned subsidiary, La Cornue SAS (“La Cornue”) for net cash proceeds of approximately $5.8 million and recorded a net after tax gain of approximately $0.9 million.

On February 12, 2004, the Company sold the capital stock of its wholly-owned subsidiary Ply Gem Industries, Inc. (“Ply Gem”) for net cash proceeds of approximately $506.7 million, after excluding approximately $21.4 million of proceeds provided to fund liabilities of Ply Gem indemnified by the Company (see Note 9), and recorded a net after-tax gain on the sale of approximately $74.1 million.

The Company allocates interest to dispositions that qualify as a discontinued operation for debt instruments which are entered into specifically and solely with the entity disposed of and for debt which is settled with proceeds received from the disposition. Interest allocated to discontinued operations, included in interest income (expense), net, in the table below, was approximately $2.8 million (net of taxes of approximately $1.6 million) for the period from January 1, 2004 to August 27, 2004. No interest was allocated to discontinued operations for the period from August 28, 2004 to December 31, 2004.

The sale of La Cornue and Ply Gem and the related operating results have been excluded from earnings (loss) from continuing operations and are classified as discontinued operations for all applicable periods presented.

The table that follows presents a summary of the results of discontinued operations for the periods presented:

	For the Periods
	Post-Acquisition		Pre-Acquisition
	Aug. 28, 2004 -		Jan. 1, 2004 -
	Dec. 31, 2004		Aug. 27, 2004
	(Amounts in millions)

Net sales	$	---	$48.9

Operating loss of discontinued operations	$	---	$(7.7)
Interest expense, net		---	(4.6)
Loss before benefit for income taxes		---	(12.3)
Income tax benefit		---	(4.7)
Loss from discontinued operations		---	(7.6)

Gain on sale of discontinued operations		---	125.2
Income tax provision on sale of discontinued operations		0.5	50.2
		(0.5)	75.0

(Loss) earnings from discontinued operations		$(0.5)	$67.4

Depreciation and amortization expense	$	---	$1.4

Operating earnings for the period from January 1, 2004 to August 27, 2004 reflect the pre-tax impact of stock-based employee compensation charges of approximately $6.4 million related to the former Nortek Holdings’ stock options retained by employees of Ply Gem subsequent to the sale of Ply Gem (see Note 1).

11. SEGMENT INFORMATION AND CONCENTRATION OF CREDIT RISK
The Company is a diversified manufacturer of residential and commercial building products, which is organized within three reporting segments: the Residential Ventilation Products (“RVP”) segment, the Home Technology Products (“HTP”) segment and the Air Conditioning and Heating Products (“HVAC”) segment. The HVAC segment combines the results of the Company’s residential and commercial heating, ventilating and air conditioning (“HVAC”) businesses. In the tables below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense items not allocated to reportable segments.

The RVP segment manufactures and distributes built-in products primarily for the residential new construction, DIY and professional remodeling and replacement markets. The principal products sold by the segment include: kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units) and indoor air quality products. The HTP segment manufactures and distributes products that provide convenience and security in residential and light commercial applications. The principal products sold by the segment include: audio / video distribution and control equipment, speakers and subwoofers, security and access control products, power conditioners and surge protectors, audio / video wall mounts and fixtures and structured wiring. The HVAC segment principally manufactures and sells HVAC systems for site-built and manufactured residential housing applications and for custom-designed commercial applications.

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

Net sales, operating earnings and pre-tax earnings for the Company’s segments are presented in the table that follows for each of the periods presented:

	For the Periods
	Post-Acquisition			Pre-Acquisition
	Jan. 1, 2006 -	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004
	(Amounts in millions)

Net sales:
Residential ventilation products	$821.0	$794.7	$268.5	$496.9
Home technology products	484.5	354.8	80.5	127.0
Air conditioning and heating products	912.9	809.7	212.0	494.0
Consolidated net sales	$2,218.4	$1,959.2	$561.0	$1,117.9
Operating earnings (loss):
Residential ventilation products (1)	$139.5	$123.9	$39.7	$79.9
Home technology products (2)	83.9	71.0	12.9	22.9
Air conditioning and heating products (3)	64.9	66.3	(2.6)	25.5
Subtotal	288.3	261.2	50.0	128.3
Unallocated:
Expenses and charges arising from the Acquisition	---	---	---	(38.5)
Stock-based compensation charges	(0.3)	(0.3)	(0.1)	(36.4)
Foreign exchange gain (loss) on intercompany debt	1.2	(0.9)	0.1	(0.2)
Compensation reserve adjustment	3.5	---	---	---
Gain on legal settlement	---	1.4	---	---
Unallocated, net	(25.7)	(24.2)	(7.9)	(20.6)
Consolidated operating earnings	267.0	237.2	42.1	32.6
Interest expense	(115.6)	(102.4)	(40.3)	(56.1)
Loss from debt retirement	---	---	---	(130.7)
Investment income	2.2	1.8	0.3	1.5
Earnings (loss) before provision (benefit)
for income taxes	$153.6	$136.6	$2.1	$(152.7)

(1)
The operating results of the RVP segment for year ended December 31, 2006 include an approximate $35.9 million curtailment gain related to post-retirement medical and life insurance benefits, reserves of approximately $16.0 million related to estimated losses as a result of the unlikelihood that certain suppliers to our kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements, an approximate $3.5 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note 13 of the Notes to the Consolidated Financial Statements included elsewhere herein) and an increase in warranty expense in the first quarter of 2006 of approximately $1.5 million related to a product safety upgrade. The operating results of the RVP segment for the year ended December 31, 2005 include a non-cash foreign exchange loss of approximately $1.2 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)
The operating results of the HTP segment for the year ended December 31, 2006 include an increase in warranty expense of approximately $2.3 million related to a product safety upgrade. The operating results of the HTP segment for the year ended December 31, 2005 include a gain of approximately $1.6 million related to the sale of a corporate office building of one of the Company’s subsidiaries.

(3)
The operating results of the HVAC segment for the year ended December 31, 2006 include an approximate $1.6 million gain related to the favorable settlement of litigation and a charge of approximately $1.2 million, net of minority interest of approximately $0.8 million, related to a reserve for amounts due from a customer in China related to a Chinese construction project.

See Notes 1, 2, 8, 13 and 14 with respect to restructuring charges and certain other income (expense) items affecting segment earnings (loss).

Segment assets, depreciation expense, amortization expense and capital expenditures for the Company’s segments are presented in the table that follows for each of the periods presented:

	For the Periods
	Post-Acquisition			Pre-Acquisition
	Jan. 1, 2006 -	Jan. 1, 2005 -	Aug. 28, 2004 -	Jan. 1, 2004 -
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	Aug. 27, 2004
	(Amounts in millions)

Segment Assets:
Residential ventilation products	$1,168.2	$1,139.3	$1,143.1	$698.9
Home technology products	628.4	525.6	359.7	190.8
Air conditioning and heating products	693.6	584.4	566.0	522.2
	2,490.2	2,249.3	2,068.8	1,411.9
Unallocated:
Cash and cash equivalents, including
current restricted cash	58.6	77.2	95.0	209.5
Prepaid income taxes	21.2	20.7	34.7	45.9
Other assets, including long-term restricted investments and marketable securities	57.3	69.4	98.9	63.0
Consolidated assets	$2,627.3	$2,416.6	$2,297.4	$1,730.3

Depreciation Expense:
Residential ventilation products	$12.9	$11.3	$3.6	$7.1
Home technology products	4.4	2.4	0.6	1.4
Air conditioning and heating products	15.0	12.1	4.0	7.8
Unallocated	0.7	0.9	0.2	0.4
Consolidated depreciation expense	$33.0	$26.7	$8.4	$16.7

Amortization expense:
Residential ventilation products (1)	$6.4	$8.2	$4.7	$4.1
Home technology products (2)	11.4	7.5	6.5	2.8
Air conditioning and heating products (3)	9.9	3.2	2.7	2.2
Unallocated	0.5	0.3	0.2	---
Consolidated amortization expense	$28.2	$19.2	$14.1	$9.1

Capital Expenditures (4):
Residential ventilation products	$20.2	$13.3	$6.3	$5.6
Home technology products	6.2	2.6	0.9	1.3
Air conditioning and heating products	15.7	17.3	7.7	5.5
Unallocated	0.2	0.5	0.2	0.3
Consolidated capital expenditures	$42.3	$33.7	$15.1	$12.7

(1)
Includes amortization of approximately $0.3 million, $0.4 million and $1.1 million for the years ended December 31, 2006 and 2005 and the period from August 28, 2004 to December 31, 2004, respectively, of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(2)
Includes amortization of approximately $0.2 million, $0.5 million, $3.7 million and $0.2 million for the years ended December 31, 2006 and 2005 and the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004, respectively, of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(3)
Includes amortization of approximately $2.8 million and $0.9 million for the year ended December 31, 2006 and the period from August 28, 2004 to December 31, 2004, respectively, of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(4)
Includes capital expenditures financed under capital leases of approximately $4.8 million, $1.6 million and $0.9 million for the year ended December 31, 2005 and the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004, respectively. There were no capital leases in 2006.

The following table presents a summary of the activity in goodwill for continuing operations by reporting segment for the years ended December 31, 2006 and 2005 and the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004:

			Air
	Residential	Home	Conditioning
	Ventilation	Technology	and Heating	Consolidated
	Products	Products	Products	Nortek
	(Amounts in millions)

Balance as of December 31, 2003	$367.6	$86.0	$222.2	$675.8
Acquisitions during the period from January 1, 2004 to August 27, 2004 (see Note 3)	---	6.8	---	6.8
Purchase accounting adjustments	(1.9)	(0.2)	(1.1)	(3.2)
Balance as of August 27, 2004	365.7	92.6	221.1	679.4
Effect of the Acquisition	413.3	139.4	54.4	607.1
Acquisitions during the period from August 28, 2004 to December 31, 2004	---	8.8	---	8.8
Purchase accounting adjustments	(1.1)	(0.5)	(0.4)	(2.0)
Impact of foreign currency translation	0.5	---	1.3	1.8
Balance as of December 31, 2004	778.4	240.3	276.4	1,295.1
Acquisitions during the year ended December 31, 2005	---	89.1	2.8	91.9
Purchase accounting adjustments	(1.2)	(2.7)	(0.9)	(4.8)
Impact of foreign currency translation	1.5	(0.3)	(2.1)	(0.9)
Balance as of December 31, 2005	778.7	326.4	276.2	1,381.3
Acquisitions during the year ended December 31, 2006	23.6	42.8	38.4	104.8
Purchase accounting adjustments	(0.6)	(0.4)	(0.7)	(1.7)
Adjustment of carryover basis of continuing management investors in the THL Transaction	(2.8)	(0.9)	(1.2)	(4.9)
Impact of foreign currency translation	(0.9)	0.4	2.4	1.9
Balance as of December 31, 2006	$798.0	$368.3	$315.1	$1,481.4

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

Foreign net sales were approximately 19.5%, 18.5%, 22.0% and 19.5% of consolidated net sales for the years ended December 31, 2006 and 2005 and for the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004, respectively. Foreign Long-Lived Assets were approximately 6.7% and 6.2% of consolidated Long-Lived Assets for the years ended December 31, 2006 and December 31, 2005, respectively. Foreign net sales are attributed based on the location of the Company’s subsidiary responsible for the sale. As required, Long-Lived Assets exclude financial instruments and deferred income taxes.

No single customer accounts for 10% or more of consolidated net sales or accounts receivable.

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions. Accounts receivable from customers related to foreign operations increased approximately 34.4% to $95.1 million at December 31, 2006 from December 31, 2005. At December 31, 2006, the Company had no significant concentrations of credit risk.

12. ACCRUED EXPENSES AND TAXES, NET

Accrued expenses and taxes, net, included in current liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(Amounts in millions)

Payroll, pension and employee benefits	$51.4	$48.9
Contingent consideration	55.6	4.7
Insurance and employee health benefit accruals	18.6	15.8
Interest	22.5	18.4
Product warranty	23.2	18.4
Sales and marketing	33.8	32.4
Accrued taxes	1.6	11.9
Other, net	76.1	46.2
	$282.8	$196.7

Accrued expenses, included in other long-term liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(Amounts in millions)

Employee pension retirement benefit obligation	$43.2	$52.7
Product warranty	18.0	16.4
Post retirement health benefit obligations	5.8	42.2
Insurance	33.0	27.8
Other, net	28.8	27.3
	$128.8	$166.4

13. RESTRUCTURING CHARGES

The Company records restructuring costs primarily in connection with operations acquired or facility closings which management plans to eliminate in order to improve future operating results of the Company.

Within the Air Conditioning and Heating Products Segment, the Company, in the second quarter of 2003, initiated restructuring activities related to the closure of two facilities owned by the Company in St. Louis, MO, in order to relocate the operations to other facilities. The facilities supported warehousing and distribution activities of the segment’s residential HVAC products. Since the initiation of these restructuring activities in 2003, a total of approximately 439 employees were terminated. During the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004, the Company provided approximately $0.4 million and $2.2 million, respectively, in cost of goods sold related to liabilities incurred as a result of this restructuring. The Company sold one of the facilities on March 30, 2005 and recorded a gain of approximately $0.2 million.

During August of 2004, the Company accrued approximately $3.4 million related to severance benefits for certain of the Company’s employees at its corporate office. Approximately $1.4 million was included as a charge in the Company’s consolidated statement of operations on August 27, 2004 and the balance was recorded as an intangible asset related to a non-compete agreement. These severance benefits were paid through August 2006 (See Note 2).

The following table sets forth restructuring activity in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) in the accompanying consolidated statement of operations for the periods presented. These costs are included in cost of goods sold and selling, general and administrative expense, net in the accompanying consolidated statement of operations of the Company.

	Employee		Total
	Separation		Restructuring
	Expenses	Other	Costs
	(Amounts in millions)

Balance at December 31, 2003	$1.6	$0.2	$1.8
Provision	3.5	2.0	5.5
Payment and asset write downs	(1.3)	(2.1)	(3.4)
Balance at August 27, 2004	3.8	0.1	3.9
Provision	0.1	0.4	0.5
Payments and asset write downs	(0.7)	(0.5)	(1.2)
Balance at December 31, 2004	3.2	---	3.2
Provision	(0.1)	0.3	0.2
Payments and asset write downs	(2.1)	---	(2.1)
Balance at December 31, 2005	1.0	0.3	1.3
Provision	---	0.5	0.5
Payments and asset write downs	(1.0)	(0.7)	(1.7)
Balance at December 31, 2006	$ ---	$0.1	$0.1

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other restructuring costs include expenses associated with terminating other contractual arrangements, costs to prepare facilities for closure, costs to move equipment and products to other facilities and write-offs related to equipment sales and disposals.

In late June 2006, the Company informed the NuTone Union that the Company would close the manufacturing operations at the Cincinnati, OH facility on or about August 30, 2006. As a result of this closure, the Company, through its RVP segment, recorded an approximate $3.5 million charge to operations (of which approximately $1.8 million is recorded in cost of goods sold and approximately $1.7 million is recorded in selling, general and administrative expense, net) consisting of severance of approximately $2.2 million and write-offs related to equipment sales and disposals of approximately $1.3 million.

On July 27, 2006 the union members ratified a Closedown Agreement providing for the closedown and permanent layoff of all bargaining unit employees employed at the NuTone plant effective August 30, 2006, and the release by the union of any claims it may have against the Company. That agreement provides for, among other matters, the payment of severance, which was recorded in the second quarter ended July 1, 2006, as provided under the terms of the implemented final offer and the payment of enhanced severance, which resulted in additional expense of approximately $0.3 million in the third quarter of 2006 (which is included in the severance portion of the $3.5 million charge noted in the previous paragraph) relating to those employees that executed a release of the Company from any claims, with the exception of claims related to vested pension, worker's compensation and unemployment benefits. In 2007, the Company expects to record additional restructuring expenses of approximately $2.1 million as it completes the closedown of this facility.

14. INCOME AND EXPENSE ITEMS

For the year ending December 31, 2006, the Company’s results of operations include the following (income) and expense items recorded in cost of products sold and selling, general and administrative expense, net in the accompanying consolidated statement of operations:

For the year ended December 31, 2006 *
(Amounts in millions)

Gain from curtailment of post-retirement medical and life insurance benefits (see Note 8)	$(35.9)
NuTone restructuring costs (1)	3.5
Losses related to certain suppliers based in Italy and Poland	16.0
Compensation reserve adjustment	(3.5)
Product safety upgrade reserves in the RVP and HTP segments (2)	3.8
Gain on settlement of litigation in the HVAC segment	(1.6)
Reserve for amounts due from a customer in China related to a Chinese construction project, net of minority interest	1.2
$(16.5)

 *   Unless otherwise indicated, all items noted in the above table have been recorded in selling, general and administrative expense, net in the accompanying consolidated statement of operations.

(1)  Approximately, $1.8 million of the NuTone restructuring costs was recorded in cost of products sold and approximately $1.7 million was recorded in selling, general and administrative expense, net (see Note 13).

(2) The RVP and HTP segments recorded these product safety upgrade reserves in cost of products sold (see Note 9).

Certain sole source suppliers of various material components to the Company’s kitchen range hood subsidiaries based in Italy and Poland experienced financial difficulties in January 2007. The Company is working and will continue to work closely with these suppliers to help them in meeting the supply needs of these subsidiaries for the foreseeable future. The Company has not experienced any significant difficulties in its production or shipments to its customers as a result of these suppliers’ difficulties in maintaining its production as of March 30, 2007. However, there can be no assurance that the Company will be able to continue to prevent a disruption in the supply of such material components or be able to find alternative suppliers. Should these suppliers be unable to continue in operation and the Company is unable to find alternative suppliers for a lengthy period of time, the Company could experience a material adverse effect on its operations. These subsidiaries based in Italy and Poland accounted for approximately 7% of the Company’s consolidated net sales and 5%, before the loss described below, of consolidated operating earnings for the year ended December 31, 2006 and accounted for approximately 7% of the Company’s consolidated net sales and 4% of consolidated operating earnings for the year ended December 31, 2005 and approximately 6.5% and 6.3% of consolidated assets at December 31, 2006 and 2005, respectively. The Company recorded approximately $16.0 million of estimated losses in the RVP segment in the fourth quarter of 2006 in selling, general and administrative expense, net resulting from the unlikelihood that these suppliers will be able to repay advances from our subsidiaries based in Italy and Poland and amounts due under other arrangements. While the Company has recorded its best estimate of the losses related to these suppliers, the actual losses may be different than the amounts recorded at December 31, 2006.

Operating results for the year ended December 31, 2006 also include non-cash foreign exchange gains of approximately $1.3 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries. Operating results for the year ended December 31, 2005 include non-cash foreign exchange losses of approximately $2.1 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries. Operating results for the period from August 28, 2004 to December 31, 2004 include non-cash foreign exchange gains of approximately $0.4 million and for the period from January 1, 2004 to August 27, 2004 operating results include non-cash foreign exchange losses of approximately $0.8 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries. A portion of these expenses has been allocated to the Company’s reporting segments for the applicable periods presented (see Note 11).

Operating results for the year ended December 31, 2005 include a gain of approximately $1.4 million, which has been recorded in Unallocated, from the settlement of certain obligations (see Note 9) and a gain of approximately $1.6 million in the Home Technology Products Segment from the sale of a corporate office building of one of the Company’s subsidiaries.

The Company recorded stock-based compensation charges in selling, general and administrative expense, net of approximately $0.3 million for each of the years ended December 31, 2006 and 2005, respectively, in accordance with SFAS No. 123 and SFAS No. 123R (see Note 1). During the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004, the Company recorded a pre-tax charge to continuing operations of approximately $0.1 million and $48.5 million, respectively, for compensation expense related to stock options issued to employees, officers and directors in accordance with SFAS No. 123 (see Note 1). A portion of these expenses has been allocated to the Company’s reporting segments for all periods presented (see Note 11) and a portion of these expenses for the period from January 1, 2004 to August 27, 2004 has been recorded in “expenses and charges arising from the Acquisition” as shown in the table below.

The Company has a management agreement with an affiliate of Thomas H. Lee Partners, L.P. providing for certain financial and strategic advisory and consultancy services. The Company expensed approximately $2.3 million and $2.2 million for the years ended December 31, 2006 and 2005, respectively, related to this management agreement in the accompanying Consolidated Statement of Operations (see Note 2).

The operating results of the Air Conditioning and Heating Products Segment for the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004 include approximately $0.4 million and $2.2 million, respectively, of costs associated with the closure of certain manufacturing facilities (see Note 13).

For the period from January 1, 2004 to August 27, 2004, the Company incurred certain expenses and charges in connection with the Acquisition (see Note 2) which are summarized as follows:

(Amounts in millions)

Expense related to the cancellation of stock options, net	$45.2
Sellers fees and expenses	26.0
Expense related to settlement and termination of certain benefits with two of the Company’s officers	10.2
Other	2.3
$83.7

15. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The tables that follow summarize unaudited quarterly financial data for the years ended December 31, 2006 and December 31, 2005:

	For the Quarter Ended
	April 1	July 1	September 30	December 31
	(Amounts in millions)
2006
Net sales	$534.5	$563.8	$579.0	$541.1
Gross profit	164.0	170.1	174.8	162.2
Selling, general and administrative expense, net	95.1	67.3	100.9	115.9
Depreciation expense	7.9	8.2	8.7	8.2
Amortization expense	4.3	7.9	7.2	8.8
Operating earnings	64.7	97.0	67.7	37.6
Net earnings (loss)	23.2	43.1	23.1	0.3

During the second quarter ended April 1, 2006, the Company recorded an approximate $35.9 million curtailment gain related to post-retirement medical and life insurance benefits (see Note 8) and in the fourth quarter ended December 31, 2006, the Company recorded reserves of approximately $16.0 million related to estimated losses as a result of the unlikelihood that certain suppliers to our kitchen range hood subsidiaries based in Italy and Poland will be able to repay advances and amounts due under other arrangements (see Note 14).

	For the Quarter Ended
	April 2	July 2	October 1	December 31
	(Amounts in millions)
2005
Net sales	$434.1	$498.9	$522.8	$503.4
Gross profit	124.6	148.5	161.6	163.1
Selling, general and administrative expense, net	79.5	85.0	89.6	88.2
Depreciation expense	6.8	6.8	6.8	6.3
Amortization expense	4.7	4.4	4.8	5.3
Operating earnings	40.8	59.1	67.6	69.7
Net earnings	10.7	21.3	25.0	23.5

See Notes 1, 2, 3, 5, 6, 10, 13 and 14 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, regarding certain other quarterly transactions which impact the operating results in the above tables including dispositions, financing activities, new accounting pronouncements, income taxes, acquisitions, sales volume, material costs, rationalization and relocation of manufacturing operations, material procurement strategies and other items.

16. GUARANTOR FINANCIAL STATEMENTS

The Company’s 8 1/2% Notes are guaranteed by all of the Company’s current and certain future domestic subsidiaries (the “Guarantors”), as defined, with the exception of certain domestic subsidiaries, as defined, which are excluded from the 8 1/2% Note guarantee. The Guarantors are wholly-owned either directly or indirectly by the Company and jointly and severally guarantee the Company’s obligations under the 8 1/2% Notes. None of the Company’s subsidiaries organized outside of the United States guarantee the 8 1/2% Notes.

Consolidating balance sheets related to the Company, its guarantor subsidiaries and non-guarantor subsidiaries as of December 31, 2006 and 2005 and the related consolidating statements of operations and cash flows for the years ended December 31, 2006 and 2005 and the periods from August 28, 2004 to December 31, 2004 and from January 1, 2004 to August 27, 2004 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries. The “Parent” columns include the accounts of the former Nortek Holdings and Nortek for all applicable periods (see Note 1).

Condensed Consolidating Statement of Operations
For the year ended December 31, 2006
(Amounts in millions)

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$	---	$1,819.8	$546.8	$(148.2)	$2,218.4

Costs and expenses:
Costs of products sold		---	1,256.4	439.1	(148.2)	1,547.3
Selling, general and administrative expenses, net		20.9	272.5	85.8	---	379.2
Amortization of intangible assets		0.5	21.8	2.6	---	24.9
		21.4	1,550.7	527.5	(148.2)	1,951.4
Operating (loss) earnings		(21.4)	269.1	19.3	---	267.0
Interest expense		(112.0)	(2.3)	(1.3)	---	(115.6)
Investment income		1.3	0.2	0.7	---	2.2
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes		(132.1)	267.0	18.7	---	153.6
Charges and allocations to subsidiaries and
equity in subsidiaries' earnings (loss) before income taxes		285.7	(61.1)	1.4	(226.0)	---
Earnings (loss) before provision (benefit) for income taxes		153.6	205.9	20.1	(226.0)	153.6
Provision (benefit) for income taxes		63.9	77.1	13.3	(90.4)	63.9
Net earnings (loss)		$89.7	$128.8	$6.8	$(135.6)	$89.7

Condensed Consolidating Statement of Operations
For the year ended December 31, 2005
(Amounts in millions)

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$	---	$1,623.0	$448.6	$(112.4)	$1,959.2

Costs and expenses:
Costs of products sold		---	1,112.8	361.0	(112.4)	1,361.4
Selling, general and administrative expenses, net		23.1	259.0	60.2	---	342.3
Amortization of intangible assets		0.3	15.9	2.1	---	18.3
		23.4	1,387.7	423.3	(112.4)	1,722.0
Operating (loss) earnings		(23.4)	235.3	25.3	---	237.2
Interest expense		(99.4)	(2.0)	(1.0)	---	(102.4)
Investment income		1.3	0.2	0.3	---	1.8
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes		(121.5)	233.5	24.6	---	136.6
Charges and allocations to subsidiaries and
equity in subsidiaries' earnings (loss) before income taxes		258.1	(55.9)	0.1	(202.3)	---
Earnings (loss) before provision (benefit) for income taxes		136.6	177.6	24.7	(202.3)	136.6
Provision (benefit) for income taxes		56.1	65.0	12.7	(77.7)	56.1
Net earnings (loss)		$80.5	$112.6	$12.0	$(124.6)	$80.5

Condensed Consolidating Statement of Operations
For the period from August 28, 2004 to December 31, 2004
(Amounts in millions)

			Guarantor	Non-Guarantor	Discontinued		Nortek
	Parent		Subsidiaries	Subsidiaries	Operations	Eliminations	Consolidated

Net Sales	$	---	$443.8	$153.5	$ ---	$(36.3)	$561.0

Costs and expenses:
Costs of products sold		---	321.1	124.3	---	(36.3)	409.1
Selling, general and administrative expenses, net		7.7	74.3	19.4	---	---	101.4
Amortization of intangible assets		0.2	7.4	0.8	---	---	8.4
		7.9	402.8	144.5	---	(36.3)	518.9
Operating (loss) earnings		(7.9)	41.0	9.0	---	---	42.1
Interest expense		(39.5)	(0.6)	(0.2)	---	---	(40.3)
Investment income		0.2	---	0.1	---	---	0.3
(Loss) income before charges and allocations
to subsidiaries and equity in subsidiaries'
earnings (loss) before income taxes		(47.2)	40.4	8.9	---	---	2.1
Charges and allocations to subsidiaries and
equity in subsidiaries' earnings (loss)
before income taxes		49.3	(12.1)	(0.1)	---	(37.1)	---
Earnings (loss) from continuing operations
before provision (benefit) for income taxes		2.1	28.3	8.8	---	(37.1)	2.1
Provision (benefit) for income taxes		4.3	10.5	3.9	---	(14.4)	4.3
(Loss) earnings from continuing operations		(2.2)	17.8	4.9	---	(22.7)	(2.2)
(Loss) earnings from discontinued operations		(0.5)	---	---	(0.5)	0.5	(0.5)
Net (loss) earnings		$(2.7)	$17.8	$4.9	$(0.5)	$(22.2)	$(2.7)

Condensed Consolidating Statement of Operations
For the period from January 1, 2004 to August 27, 2004
(Amounts in millions)

			Guarantor	Non-Guarantor	Discontinued		Nortek
	Parent		Subsidiaries	Subsidiaries	Operations	Eliminations	Consolidated

Net Sales	$	---	$910.1	$268.8	$ ---	$(61.0)	$1,117.9

Costs and expenses:
Costs of products sold		---	638.2	215.6	---	(61.0)	792.8
Selling, general and administrative expenses, net		23.0	142.4	34.5	---	---	199.9
Amortization of intangible assets		---	7.6	1.3	---	---	8.9
Expenses and charges arising from the Acquisition		72.6	10.0	1.1	---	---	83.7
		95.6	798.2	252.5	---	(61.0)	1,085.3
Operating (loss) earnings		(95.6)	111.9	16.3	---	---	32.6
Interest expense		(54.7)	(1.0)	(0.4)	---	---	(56.1)
Loss from debt retirement		(130.7)	---	---	---	---	(130.7)
Investment income		1.3	---	0.2	---	---	1.5
(Loss) income before charges and allocations to subsidiaries
and equity in subsidiaries' earnings (loss) before income taxes		(279.7)	110.9	16.1	---	---	(152.7)
Charges and allocations to subsidiaries and
equity in subsidiaries' earnings (loss) before income taxes		127.0	(26.1)	(0.2)	---	(100.7)	---
(Loss) earnings from continuing operations
before (benefit) provision for income taxes		(152.7)	84.8	15.9	---	(100.7)	(152.7)
(Benefit) provision for income taxes		(41.4)	31.3	7.4	---	(38.7)	(41.4)
(Loss) earnings from continuing operations		(111.3)	53.5	8.5	---	(62.0)	(111.3)
Earnings (loss) from discontinued operations		67.4	---	---	67.4	(67.4)	67.4
Net (loss) earnings		$(43.9)	$53.5	$8.5	$67.4	$(129.4)	$(43.9)

Condensed Consolidating Balance Sheet as of December 31, 2006
(Amounts in millions)

		Guarantor	Non-Guarantor			Nortek
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated

ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$11.5	$5.1	$40.8	$	---	$57.4
Restricted cash	---	1.2	---		---	1.2
Accounts receivable, less allowances	---	237.0	91.9		---	328.9
Intercompany receivables (payables)	1.6	(1.5)	(0.1)		---	---
Inventories	---	225.6	53.0		---	278.6
Prepaid expenses	2.0	8.2	3.5		---	13.7
Other current assets	10.3	2.8	11.3		---	24.4
Prepaid income taxes	0.4	19.8	1.0		---	21.2
Total current assets	25.8	498.2	201.4		---	725.4
Property and Equipment, at Cost:
Total property and equipment, net	1.4	144.0	77.1		---	222.5
Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,937.9	(96.9)	(61.1)		(1,779.9)	---
Goodwill	---	1,455.9	25.5		---	1,481.4
Intangible assets, less accumulated amortization	0.8	127.3	22.3		---	150.4
Other assets	40.1	6.7	0.8		---	47.6
Total other long-term assets	1,978.8	1,493.0	(12.5)		(1,779.9)	1,679.4
Total assets	$2,006.0	$2,135.2	$266.0		$(1,779.9)	$2,627.3
LIABILITIES AND STOCKHOLDER'S INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$10.0	---	$13.3	$	---	$23.3
Current maturities of long-term debt	7.9	9.4	2.7		---	20.0
Accounts payable	2.9	110.8	74.5		---	188.2
Accrued expenses and taxes, net	14.9	216.0	51.9		---	282.8
Total current liabilities	35.7	336.2	142.4		---	514.3
Other Liabilities:
Deferred income taxes	(9.5)	26.6	16.8		---	33.9
Long-term payable to affiliate	24.9	---	---		---	24.9
Other long-term liabilities	67.1	46.4	15.3		---	128.8
	82.5	73.0	32.1		---	187.6
Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,324.7	28.5	9.1		---	1,362.3

Stockholder's investment	563.1	1,697.5	82.4		(1,779.9)	563.1
Total liabilities and stockholder's investment	$2,006.0	$2,135.2	$266.0		$(1,779.9)	$2,627.3

Condensed Consolidating Balance Sheet as of December 31, 2005
(Amounts in millions)

			Guarantor	Non-Guarantor			Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations		Consolidated

ASSETS:
Current Assets:
Unrestricted cash and cash equivalents		$57.2	$3.6	$16.4	$	---	$77.2
Accounts receivable, less allowances		---	204.0	68.2		---	272.2
Intercompany receivables (payables)		3.7	(4.7)	1.0		---	---
Inventories		---	199.2	43.1		---	242.3
Prepaid expenses		0.6	6.6	3.3		---	10.5
Other current assets		2.3	3.6	20.4		---	26.3
Prepaid income taxes		5.0	15.5	0.2		---	20.7
Total current assets		68.8	427.8	152.6		---	649.2
Property and Equipment, at Cost:
Total property and equipment, net		1.5	144.0	60.0		---	205.5
Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries		1,788.7	(67.2)	(55.7)		(1,665.8)	---
Goodwill		---	1,355.3	26.0		---	1,381.3
Intangible assets, less accumulated amortization		1.3	93.2	20.0		---	114.5
Long-term receivable from affiliate		17.5	---	---		---	17.5
Other assets		43.6	3.9	1.1		---	48.6
Total other long-term assets		1,851.1	1,385.2	(8.6)		(1,665.8)	1,561.9
Total assets		$1,921.4	$1,957.0	$204.0		$(1,665.8)	$2,416.6
LIABILITIES AND STOCKHOLDER'S INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$	---	$ ---	$4.9	$	---	$4.9
Current maturities of long-term debt		8.8	4.9	1.1		---	14.8
Accounts payable		1.1	93.7	64.2		---	159.0
Accrued expenses and taxes, net		29.9	135.2	31.6		---	196.7
Total current liabilities		39.8	233.8	101.8		---	375.4
Other Liabilities:
Deferred income taxes		(11.0)	15.9	15.5		---	20.4
Other long-term liabilities		72.2	85.1	9.1		---	166.4
		61.2	101.0	24.6		---	186.8
Notes, Mortgage Notes and Obligations Payable, Less Current Maturities		1,320.1	29.1	4.9		---	1,354.1

Stockholder's investment		500.3	1,593.1	72.7		(1,665.8)	500.3
Total liabilities and stockholder's investment		$1,921.4	$1,957.0	$204.0		$(1,665.8)	$2,416.6

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2006
(Amounts in millions)

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(17.9)	$132.5	$33.4	$148.0
Cash Flows from investing activities:
Capital expenditures	(0.2)	(20.6)	(21.5)	(42.3)
Net cash paid for businesses acquired	---	(106.2)	---	(106.2)
Proceeds from the sale of property and equipment	1.8	2.3	1.0	5.1
Change in restricted cash and marketable securities	(0.1)	0.5	---	0.4
Other, net	(0.8)	(2.2)	(0.3)	(3.3)
Net cash provided by (used in) investing activities	0.7	(126.2)	(20.8)	(146.3)
Cash Flows from financing activities:
Increase in borrowings	65.0	0.1	21.9	87.0
Payment of borrowings	(63.8)	(4.9)	(10.1)	(78.8)
Dividends	(28.1)	---	---	(28.1)
Other, net	(1.6)	---	---	(1.6)
Net cash (used in) provided by financing activities	(28.5)	(4.8)	11.8	(21.5)
Net change in unrestricted cash and cash equivalents	(45.7)	1.5	24.4	(19.8)
Unrestricted cash and cash equivalents at the beginning of the period	57.2	3.6	16.4	77.2
Unrestricted cash and cash equivalents at the end of the period	$11.5	$5.1	$40.8	$57.4

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2005
(Amounts in millions)

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(6.8)	$124.0	$11.3	$128.5
Cash Flows from investing activities:
Capital expenditures	(0.5)	(18.5)	(9.9)	(28.9)
Net cash paid for businesses acquired	---	(110.7)	(6.5)	(117.2)
Proceeds from the sale of property and equipment	---	10.7	0.1	10.8
Change in restricted cash and marketable securities	(0.1)	(0.1)	---	(0.2)
Other, net	(0.3)	(1.9)	(0.1)	(2.3)
Net cash used in investing activities	(0.9)	(120.5)	(16.4)	(137.8)
Cash Flows from financing activities:
Increase in borrowings	25.0	0.1	10.0	35.1
Payment of borrowings	(36.5)	(2.3)	(4.6)	(43.4)
Other, net	(0.2)	---	---	(0.2)
Net cash (used in) provided by financing activities	(11.7)	(2.2)	5.4	(8.5)
Net change in unrestricted cash and cash equivalents	(19.4)	1.3	0.3	(17.8)
Unrestricted cash and cash equivalents at the beginning of the period	76.6	2.3	16.1	95.0
Unrestricted cash and cash equivalents at the end of the period	$57.2	$3.6	$16.4	$77.2

Condensed Consolidating Cash Flow Statement
For the period from August 28, 2004 to December 31, 2004
(Amounts in millions)

		Guarantor	Non-Guarantor	Discontinued	Nortek
	Parent	Subsidiaries	Subsidiaries	Operations	Consolidated

Cash Flows from operating activities:
Net cash provided by operating activities	$25.5	$18.8	$4.0	$7.9	$56.2
Cash Flows from investing activities:
Capital expenditures	(0.2)	(8.2)	(5.1)	---	(13.5)
Net cash paid for businesses acquired	---	(15.5)	---	---	(15.5)
Purchase of outstanding equity shares of the Company
by Thomas H. Lee Partners L.P. and affiliates	(706.2)	---	---	---	(706.2)
Payment of Acquisition fees and expenses	(47.5)	---	---	---	(47.5)
Proceeds from the sale of property and equipment	---	7.7	0.1	---	7.8
Change in restricted cash and investments	(0.1)	(0.1)	---	---	(0.2)
Other, net	0.1	(0.4)	---	---	(0.3)
Net cash used in investing activities	(753.9)	(16.5)	(5.0)	---	(775.4)
Cash Flows from financing activities:
Increase in borrowings	---	2.9	2.0	---	4.9
Payment of borrowings	(1.8)	(0.5)	(1.7)	---	(4.0)
Redemption of notes in connection with the Acquisition	(919.3)	---	---	---	(919.3)
Net proceeds from the sale of the 8 1/2% Notes	600.9	---	---	---	600.9
Net proceeds from borrowings under the Senior Secured Credit Facility	680.8	---	---	---	680.8
Equity investment by Thomas H. Lee Partners L.P. and affiliates	361.8	---	---	---	361.8
Settlement of stock options	(88.0)	(16.0)	(1.1)	(7.9)	(113.0)
Other, net	0.1	---	---	---	0.1
Net cash provided by (used in) financing activities	634.5	(13.6)	(0.8)	(7.9)	612.2
Net change in unrestricted cash and cash equivalents	(93.9)	(11.3)	(1.8)	---	(107.0)
Unrestricted cash and cash equivalents at the beginning of the period	170.5	13.6	17.9	---	202.0
Unrestricted cash and cash equivalents at the end of the period	$76.6	$2.3	$16.1	$ ---	$95.0

Condensed Consolidating Cash Flow Statement
For the period from January 1, 2004 to August 27, 2004
(Amounts in millions)

		Guarantor	Non-Guarantor	Discontinued	Nortek
	Parent	Subsidiaries	Subsidiaries	Operations	Consolidated

Cash Flows from operating activities:
Net cash provided by (used in) operating activities	$530.6	$25.5	$6.6	$(527.7)	$35.0
Cash Flows from investing activities:
Capital expenditures	(0.3)	(9.0)	(2.5)	---	(11.8)
Net cash paid for businesses acquired	---	(16.5)	---	---	(16.5)
Purchase of investments and marketable securities	(5.0)	---	---	---	(5.0)
Proceeds from the sale of investments and marketable securities	5.0	---	---	---	5.0
Investing cash flows of discontinued operations	---	---	---	1.8	1.8
Proceeds from the sale of discontinued businesses	---	---	---	526.0	526.0
Proceeds from the sale of property and equipment	---	0.2	0.1	---	0.3
Change in restricted cash and investments	---	(0.1)	---	---	(0.1)
Other, net	(0.2)	(0.4)	---	---	(0.6)
Net cash (used in) provided by investing activities	(0.5)	(25.8)	(2.4)	527.8	499.1
Cash Flows from financing activities:
Increase in borrowings	---	1.0	0.1	---	1.1
Payment of borrowings	(0.7)	(0.8)	(5.0)	---	(6.5)
Sale of Floating Rate Notes	196.0	---	---	---	196.0
Redemption of Senior Notes	(716.7)	---	---	---	(716.7)
Financing cash flows of discontinued operations	---	---	---	(0.1)	(0.1)
Net cash (used in) provided by financing activities	(521.4)	0.2	(4.9)	(0.1)	(526.2)
Net change in unrestricted cash and cash equivalents	8.7	(0.1)	(0.7)	---	7.9
Unrestricted cash and cash equivalents at the beginning of the period	161.8	13.7	18.6	---	194.1
Unrestricted cash and cash equivalents at the end of the period	$170.5	$13.6	$17.9	$ ---	$202.0

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Nortek, Inc.:

We have audited the accompanying consolidated balance sheets of Nortek, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s investment, and cash flows for the years ended December 31, 2006 and 2005, the period from August 28, 2004 to December 31, 2004 and the period from January 1, 2004 to August 27, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nortek, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005, the period from August 28, 2004 to December 31, 2004 and the period from January 1, 2004 to August 27, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 8 to the consolidated financial statements, in 2006 Nortek, Inc. adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.

ERNST & YOUNG, LLP

Boston, Massachusetts
March 30, 2007

NORTEK, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged	Charge to		Deduction		Balance at
	Beginning	to Cost	Other		from		End of
	of Year	and Expense	Accounts		Reserves		Year
	(Amounts in millions)
Classification

For the year-ended December 31, 2004
Allowance for doubtful accounts and sales allowances	$5.8	$1.6	$0.5 (b	)	$(2.4) (a	)	$5.5

For the year-ended December 31, 2005
Allowance for doubtful accounts and sales allowances	$5.5	$2.9	$1.1 (b	)	$(2.9) (a	)	$6.6

For the year-ended December 31, 2006
Allowance for doubtful accounts and sales allowances	$6.6	$6.1	$0.6 (b	)	$(3.9) (a	)	$9.4

(a)	Amounts written off, net of recoveries
(b)	Other, including acquisitions

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

**	10.11	First Amendment to Nortek, Inc. Supplemental Executive Retirement Plan C, dated December 6, 2004. (Exhibit 10.12 to Nortek Form 10-K filed March 29, 2005).

	10.12	Bryan Kelln Employment Offer Letter dated May 19, 2005 (Exhibit 99 to Nortek Form 8-K filed June 6, 2005).

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

**	10.14	Limited Liability Company Agreement of THL-Nortek Investors, LLC dated as of August 27, 2004. (Exhibit 10.14 to Nortek Form 10-K filed March 9, 2006).

**	10.15	First Amendment to Limited Liability Company Agreement of THL-Nortek Investors, LLC dated as of February 10, 2005. (Exhibit 10.15 to Nortek Form 10-K filed March 9, 2006).

	10.16	Amendment No. 1 to Management Agreement among Nortek Holdings, Inc., Nortek, Inc. and THL Managers V, LLC dated February 10, 2005. (Exhibit 10.16 to Nortek Form 10-K filed March 9, 2006).

	10.17
Amended and Restated Credit Agreement dated April 3, 2006 among Nortek, Inc. (as successor to THL Buildco, Inc.), Nortek Holdings, Inc., UBS AG, Stamford Branch, UBS AG Canada Branch, Bank of America N.A., Bank of America N.A. (Canada Branch), and certain other Lenders Party thereto (Exhibit 10.1 to Nortek Form 8-K filed April 3, 2006).

	10.18
Bridge Loan Agreement dated May 10, 2006 among NTK Holdings, Inc., The Lenders Party hereto, and Goldman Sachs Credit Partners L.P., as Administrative Agent, Goldman Sachs Credit Partners L.P. and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent and Banc of America Bridge LLC and UBS Securities LLC, as Documentation Agents (Exhibit 10.1 to NTK Holdings Form 8-K filed May 10, 2006).

*/**	10.19	Third Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B.

*	21.1	List of subsidiaries.

*	31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.