Form 10-Q
period 2007-03-31
NORTEK INC
filed 2007-05-14
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
                    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer [_]	Accelerated Filer [_]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The aggregate market value of voting stock held by non-affiliates is zero.

The number of shares of Common Stock outstanding as of May 11, 2007 was 3,000.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions, except share data)

	March 31,	December 31,
	2007	2006
Assets
Current Assets:
Unrestricted cash and cash equivalents	$43.2	$57.4
Restricted cash	1.2	1.2
Accounts receivable, less allowances of $11.5 and $9.4	338.1	328.9
Inventories:
Raw materials	87.9	83.1
Work in process	34.5	28.7
Finished goods	188.4	166.8
	310.8	278.6

Prepaid expenses	14.4	13.7
Other current assets	24.3	24.4
Prepaid income taxes	23.7	21.2
Total current assets	755.7	725.4

Property and Equipment, at Cost:
Land	9.6	9.5
Buildings and improvements	102.7	101.9
Machinery and equipment	183.0	177.2
	295.3	288.6
Less accumulated depreciation	73.2	66.1
Total property and equipment, net	222.1	222.5

Other Assets:
Goodwill	1,493.5	1,481.4
Intangible assets, less accumulated amortization of $58.5 and $52.4	144.9	150.4
Deferred debt expense	31.7	33.1
Restricted investments and marketable securities	2.0	3.3
Other assets	11.3	11.2
	1,683.4	1,679.4
Total Assets	$2,661.2	$2,627.3

Liabilities and Stockholder’s Investment

Current Liabilities:
Notes payable and other short-term obligations	$50.7	$23.3
Current maturities of long-term debt	17.8	20.0
Accounts payable	223.6	188.2
Accrued expenses and taxes, net	236.6	282.8
Total current liabilities	528.7	514.3

Other Liabilities:
Deferred income taxes	30.7	33.9
Long-term payable to affiliate	30.1	24.9
Other	139.5	128.8
	200.3	187.6

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,361.6	1,362.3

Stockholder’s Investment:
Common stock, $0.01 par value, authorized 3,000 shares; 3,000 issued
and outstanding at March 31, 2007 and December 31, 2006	---	---
Additional paid-in capital	412.2	412.1
Retained earnings	145.4	139.4
Accumulated other comprehensive income	13.0	11.6
Total stockholder's investment	570.6	563.1
Total Liabilities and Stockholder's Investment	$2,661.2	$2,627.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the first quarter ended
	March 31, 2007	April 1, 2006
	(Dollar amounts in millions)

Net Sales	$552.5	$534.5

Costs and Expenses:
Cost of products sold	384.6	370.5
Selling, general and administrative expense, net	117.0	95.1
Amortization of intangible assets	6.0	4.2
	507.6	469.8
Operating earnings	44.9	64.7
Interest expense	(29.2)	(28.0)
Investment income	0.4	0.7
Earnings before provision for income taxes	16.1	37.4
Provision for income taxes	6.9	14.2
Net earnings	$9.2	$23.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first quarter ended
	March 31, 2007	April 1, 2006
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net earnings	$9.2	$23.2

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization expense	14.6	12.2
Non-cash interest expense, net	1.4	1.3
Non-cash stock-based compensation expense	0.1	0.1
Loss (gain) on property and equipment	---	0.1
Deferred federal income tax provision	1.3	3.5
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(7.0)	(23.4)
Inventories	(30.1)	(10.2)
Prepaids and other current assets	(1.1)	0.8
Accounts payable	34.1	16.9
Accrued expenses and taxes	(36.5)	(13.9)
Long-term assets, liabilities and other, net	0.7	(0.6)
Total adjustments to net earnings	(22.5)	(13.2)
Net cash (used in) provided by operating activities	(13.3)	10.0
Cash Flows from investing activities:
Capital expenditures	(6.8)	(12.1)
Net cash paid for businesses acquired	(16.8)	(7.9)
Proceeds from the sale of property and equipment	---	0.1
Change in restricted cash and marketable securities	1.3	---
Other, net	(0.3)	(1.4)
Net cash used in investing activities	(22.6)	(21.3)
Cash Flows from financing activities:
Increase in borrowings	28.5	9.4
Payment of borrowings	(6.8)	(5.0)
Other, net	---	(0.1)
Net cash provided by financing activities	21.7	4.3
Net change in unrestricted cash and cash equivalents	(14.2)	(7.0)
Unrestricted cash and cash equivalents at the beginning of the period	57.4	77.2
Unrestricted cash and cash equivalents at the end of the period	$43.2	$70.2

Supplemental disclosure of cash flow information:

Interest paid	$45.1	$39.8

Income taxes paid, net	$2.8	$2.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE FIRST QUARTER ENDED APRIL 1, 2006
(Dollar amounts in millions)

			Accumulated
	Additional		Other
	Paid-in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income	Income

Balance, December 31, 2005	$415.0	$77.8	$7.5	$ ---
Net earnings	---	23.2	---	23.2
Other comprehensive income:
Currency translation adjustment	---	---	0.6	0.6
Comprehensive income				$23.8
Capital contribution from parent	0.2	---	---
Stock-based compensation	0.1	---	---
Balance, April 1, 2006	$415.3	$101.0	$8.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE FIRST QUARTER ENDED MARCH 31, 2007
(Dollar amounts in millions)

			Accumulated
	Additional		Other
	Paid-in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income	Income

Balance, December 31, 2006	$412.1	$139.4	$11.6	$ ---
Net earnings	---	9.2	---	9.2
Other comprehensive income:
Currency translation adjustment	---	---	1.4	1.4
Comprehensive income				$10.6
Adoption of FIN 48 (see Note F)	---	(3.2)	---
Stock-based compensation	0.1	---	---
Balance, March 31, 2007	$412.2	$145.4	$13.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND APRIL 1, 2006

(A)        The unaudited condensed consolidated financial statements presented herein (the “Unaudited Financial Statements”) reflect the financial position, results of operations and cash flows of Nortek, Inc. (the “Company” or “Nortek”) and all of its wholly-owned subsidiaries. The Unaudited Financial Statements include the accounts of Nortek, as appropriate, and all of its wholly-owned subsidiaries, after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. Certain amounts in the prior year’s Unaudited Financial Statements have been reclassified to conform to the current year presentation. It is suggested that these Unaudited Financial Statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K, its most recent filing on Form S-1 and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission (“SEC”).

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

Stock-Based Compensation of Employees, Officers and Directors

The Company follows the modified-prospective transition method of accounting for stock-based compensation in accordance with SFAS No. 123R. Under the modified-prospective transition method, the Company is required to recognize compensation cost for share-based payments to employees based on their grant-date fair value. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of the date SFAS No. 123R was adopted, are based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123.

At March 31, 2007, certain employees and consultants held approximately 23,079 C-1 units and approximately 45,751 C-2 units, which represent equity interests in THL-Nortek Investors, LLC (“Investors LLC”) that function similar to stock awards. The C-1 units vest pro rata on a quarterly basis over a three-year period and approximately 18,626 and 16,720 were vested at March 31, 2007 and December 31, 2006, respectively. The total fair value of the C-1 units is approximately $1.1 million and approximately $0.3 million remains to be amortized at March 31, 2007. The C-2 units only vest in the event that certain performance-based criteria, as defined, are met. At March 31, 2007 and December 31, 2006, there was approximately $1.6 million of unamortized stock-based employee compensation with respect to the C-2 units, which will be recognized in the event that it becomes probable that the C-2 units or any portion thereof will vest. The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

The Company recorded stock-based compensation charges in selling, general and administrative expense, net of approximately $0.1 million for each of the first  quarters ended March 31, 2007 and April 1, 2006, respectively, in accordance with SFAS No. 123R.

Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”, (“FIN 48”). FIN 48 clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of “more-likely-than-not” and a measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements. The Company adopted FIN 48 on January 1, 2007 (see Note F).

Goodwill

The following table presents a summary of the activity in goodwill for the first quarter ended March 31, 2007:

(Amounts in millions)

Balance at December 31, 2006	$1,481.4
Acquisitions during the first quarter ended March 31, 2007	8.4
Adoption of FIN 48 (see Note F)	3.8
Purchase accounting adjustments	(0.2)
Impact of foreign currency translation	0.1
Balance at March 31, 2007	$1,493.5

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions (see Note C). Approximately $8.4 million and $62.3 million of goodwill associated with certain companies acquired during the first quarter ended March 31, 2007 and the year ended December 31, 2006, respectively, will be deductible for income tax purposes. Purchase accounting adjustments relate principally to final revisions resulting from the completion of fair value adjustments and adjustments to deferred income taxes that impact goodwill.

Long-term payable to affiliate

At March 31, 2007 and December 31, 2006, the Company had approximately $30.1 million and $24.9 million, respectively, recorded on the accompanying unaudited condensed consolidated balance sheet related to a long-term payable to affiliate. This payable primarily relates to deferred taxes related to NTK Holdings which have been transferred to Nortek.

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

(B)        At March 31, 2007, Nortek had approximately $34.0 million outstanding and approximately $133.2 million of additional borrowing capacity under the U.S. revolving portion of its senior secured credit facility, with approximately $22.8 million in outstanding letters of credit. Borrowings under the revolving portion of the senior secured credit facility are used for general working capital purposes. Under the Canadian revolving portion of its senior secured credit facility the Company had no outstanding borrowings and approximately $10.0 million of additional borrowing capacity. The letters of credit have been issued under Nortek’s revolving credit facility as additional security for (1) approximately $17.2 million relating to certain of the Company’s insurance programs, (2) approximately $3.9 million relating to leases outstanding for certain of the Company’s manufacturing facilities and (3) approximately $1.7 million relating to certain of the subsidiaries’ purchases and other requirements. Letters of credit reduce borrowing availability under Nortek’s revolving credit facility on a dollar for dollar basis. Subsequent to March 31, 2007, Nortek borrowed an additional $60.0 million under the U.S. revolving portion of its senior secured credit facility.

At March 31, 2007, approximately $156.5 million was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive loan agreement, the Company’s senior secured credit facility.

(C)
On March 2, 2007, the Company, through its wholly-owned subsidiary, Linear LLC (“Linear”), acquired the stock of LiteTouch, Inc. for approximately $10.6 million (utilizing approximately $8.1 million of cash and issuing unsecured 6% subordinated notes totaling $2.5 million due March 2009) plus contingent consideration, which may be payable in future years. LiteTouch is located in Salt Lake City, UT and designs, manufactures and sells automated lighting controls for a variety of uses including residential, commercial, new construction and retro-fit applications.

On December 12, 2006, the Company, through Linear, acquired the stock of Gefen, Inc. (“Gefen”) for approximately $24.0 million (utilizing approximately $21.5 million of cash and issuing unsecured 6% subordinated notes totaling $2.5 million due December 2008) plus contingent consideration, which may be payable in future years. Gefen is located in Woodland Hills, CA and designs and sells audio and video products which extend, switch, distribute and convert signals in a variety of formats, including high definition, for both the residential and commercial markets.

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

On July 18, 2006, the Company, through Linear, acquired the stock of Magenta Research, Ltd. (“Magenta”) for approximately $14.4 million (utilizing approximately $11.9 million of cash, of which approximately $10.0 million was borrowed under Nortek’s revolving credit facility and is still outstanding at March 31, 2007, and issuing unsecured 6% subordinated notes totaling $2.5 million due July 2008) plus contingent consideration, which may be payable in future years. Magenta is located in New Milford, CT and designs and sells products that distribute audio and video signals over Category 5 and fiber optic cable to multiple display screens.

On June 26, 2006, the Company, through Linear, acquired the stock of Secure Wireless, Inc. (“Secure Wireless”) and Advanced Bridging Technologies, Inc. (“ABT”) through two mergers for an initial purchase price of approximately $10.5 million, plus contingent consideration of approximately $18.1 million that was earned by Secure Wireless in 2006 and was paid in April 2007. Additional contingent consideration may be payable in future years. Secure Wireless designs and sells wireless security products for the residential and commercial markets while ABT designs and sells innovative radio frequency control products and accessories. Both Secure Wireless and ABT are located in Carlsbad, CA.

On April 14, 2006, the Company, through two newly formed subsidiaries of its HVAC segment, acquired the assets and certain liabilities of Huntair, Inc. (“Huntair”) and Cleanpak International, LLC (“Cleanpak”), for an initial purchase price of approximately $48.4 million (utilizing approximately $38.4 million of cash and issuing unsecured 6% subordinated notes totaling $10.0 million due April 2008) plus contingent consideration of approximately $30.0 million which was earned in 2006 and was paid in April 2007. Both Huntair and Cleanpak are located near Portland, OR and manufacture, market and distribute custom air handlers and related products for commercial and cleanroom applications.

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

Acquisitions contributed approximately $53.7 million, $10.2 million and $2.7 million to net sales, operating earnings and depreciation and amortization expense, respectively, for the the first quarter ended March 31, 2007. With the exception of Zephyr and Pacific, which are included in the Residential Ventilation Products segment, and Huntair, Cleanpak, MEG and MSH, which are included in the Air Conditioning and Heating Products segment, all acquisitions are included in the Home Technology Products segment in the Company’s segment reporting (see Note E).

As described above, $48.1 million of contingent consideration was paid in April 2007 related to the Secure Wireless and the Huntair and Cleanpak acquisitions. Contingent consideration of approximately $7.5 million related to the acquisition of OmniMount, which was accrued for at December 31, 2006, was also paid in the first quarter of 2007. The estimated total maximum potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $81.2 million.

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

On April 10, 2007, the Company, through Linear, acquired the assets and certain liabilities of c.p. All Star Corporation (“All Star”) for an initial purchase price of approximately $3.0 million (utilizing approximately $2.5 million of cash and issuing unsecured 6% subordinated notes totaling $0.5 million due April 2009). All Star is located in Downington, PA and is a leading manufacturer and distributor of residential, commercial and industrial gate operators, garage door openers, radio controls and accessory products for the garage door and fence industry.

Pro forma results related to these acquisitions have not been presented, as the effect is not significant to the Company’s consolidated operating results.

(D)       Operating results for the first quarter ended March 31, 2007 and April 1, 2006 include a non-cash foreign exchange gain of approximately $0.2 million (of which approximately $0.1 million is included in the RVP segment) and $0.1 million, respectively, related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

The Company has a management agreement with an affiliate of Thomas H. Lee Partners, L.P. providing for certain financial and strategic advisory and consultancy services. Nortek expensed approximately $0.4 million and $0.6 million for the first quarter ended March 31, 2007 and April 1, 2006, respectively, related to this management agreement in the accompanying Unaudited Condensed Consolidated Statement of Operations.

(E)       The Company is a leading diversified manufacturer of innovative, branded residential and commercial products, which is organized within three reporting segments: the Residential Ventilation Products (“RVP”) segment, the Home Technology Products (“HTP”) segment and the Air Conditioning and Heating Products (“HVAC”) segment. The HVAC segment combines the results of the Company’s residential and commercial heating, ventilating and air conditioning businesses. In the tables below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense items not allocated to reportable segments.

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

Unaudited net sales, operating earnings and pre-tax earnings for the Company’s segments for the first quarter ended March 31, 2007 and April 1, 2006 were as follows:

	For the first quarter ended
	March 31, 2007	April 1, 2006
	(Dollar amounts in millions)

Net sales:
Residential ventilation products	$208.7	$211.6
Home technology products	123.2	107.5
Air conditioning and heating products	220.6	215.4
Consolidated net sales	$552.5	$534.5

Operating earnings:
Residential ventilation products (1)	$25.2	$36.1
Home technology products	16.5	17.3
Air conditioning and heating products (2)	9.8	17.9
Subtotal	51.5	71.3
Unallocated:
Stock-based compensation charges	(0.1)	(0.1)
Foreign exchange gain on intercompany debt	0.1	0.1
Unallocated, net	(6.6)	(6.6)
Consolidated operating earnings	44.9	64.7
Interest expense	(29.2)	(28.0)
Investment income	0.4	0.7
Earnings before provision for income taxes	$16.1	$37.4

(1)
The operating results of the RVP segment for the first quarter ended March 31, 2007 include an approximate $0.6 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility (see Note H) and a non-cash foreign exchange gain of approximately $0.1 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries. The operating results of the RVP segment for the first quarter ended April 1, 2006 include an increase in warranty expense of approximately $1.5 million related to a product safety upgrade.

(2)	The operating results of the HVAC segment for the first quarter ended March 31, 2007 include a charge of approximately $1.8 million related to a reserve for amounts due from a customer.

Unaudited depreciation expense, amortization expense and capital expenditures for the Company’s segments for the first quarter ended March 31, 2007 and April 1, 2006 were as follows:

	For the first quarter ended
	March 31, 2007	April 1, 2006
	(Dollar amounts in millions)

Depreciation Expense:
Residential ventilation products	$3.0	$3.2
Home technology products	1.3	0.9
Air conditioning and heating products	4.1	3.7
Other	0.2	0.1
Consolidated depreciation expense	$8.6	$7.9

Amortization expense:
Residential ventilation products	$1.3	$1.5
Home technology products (1)	2.7	2.1
Air conditioning and heating products	1.9	0.6
Other	0.1	0.1
Consolidated amortization expense	$6.0	$4.3

Capital Expenditures:
Residential ventilation products	$2.4	$4.6
Home technology products	1.2	1.9
Air conditioning and heating products	3.2	5.5
Other	---	0.1
Consolidated capital expenditures	$6.8	$12.1

(1)
Includes amortization of approximately $0.1 million for the the first quarter ended April 1, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(F)
The Company provides income taxes on an interim basis based upon the estimated annual effective income tax rate. The following reconciles the federal statutory income tax rate to the estimated effective tax rate of approximately 42.9% and 38.0% for the periods presented:

	For the first quarter ended
	March 31, 2007	April 1, 2006
Income tax provision at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
Interest related to uncertain tax positions, net of federal income tax effect	3.1	---
State income tax provision, net of federal income tax effect	2.5	1.7
Tax effect resulting from foreign activities	1.5	0.8
Non-deductible expenses	0.6	0.6
Other, net	0.2	(0.1)
Income tax provision at estimated effective rate	42.9%	38.0%

As indicated in Note A, the Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the adoption of this standard, the Company recorded a charge to retained earnings of approximately $3.2 million and also increased goodwill related to pre-acquisition tax uncertainties by approximately $3.8 million.

As of January 1, 2007, after the adoption of FIN 48, the Company has provided a liability of approximately $33.0 million for unrecognized tax benefits related to various federal, foreign and state income tax matters. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is approximately $7.1 million. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets of approximately $2.1 million, goodwill adjustments of approximately $17.2 million, and the federal tax benefit of state income tax items of approximately $6.6 million. The reserve for income taxes has increased by approximately $0.5 million in the first quarter ended March 31, 2007.

During the first quarter ended March 31, 2007, the Company made payments of approximately $0.7 million related to amounts covered by the liability for uncertain tax positions. The Company expects that approximately $5.2 million of the total amount of unrecognized tax benefits will be recognized during 2007 as a reduction of goodwill as a result of the expiration of the statutes of limitation for various items.

The Company has been notified that its federal tax returns for the periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 and the year ended December 31, 2005 will be audited by the Internal Revenue Service. The Company and its subsidiaries’ foreign and state income tax returns are generally subject to audit for the periods from January 10, 2003 to December 31, 2003, from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 and for the years ended December 31, 2002, 2005 and 2006.

As of January 1, 2007, the Company has accrued approximately $4.7 million of interest related to uncertain tax positions. As of March 31, 2007, the total amount of accrued interest and penalties is approximately $5.5 million. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

(G)       At March 31, 2007, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $21.0 million of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001. The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has recorded an estimated liability related to this indemnified guarantee of approximately $0.9 million at March 31, 2007 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee. Should the buyer of the former subsidiary cease making payments then the Company may be required to make payments on its indemnification.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries. The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $11.8 million and $12.0 million at March 31, 2007 and December 31, 2006, respectively. Approximately $5.2 million of short-term liabilities and approximately $6.6 million of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheet at March 31, 2007 related to these indemnifications.

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

Changes in the Company’s combined short-term and long-term warranty liabilities during the first quarter ended March 31, 2007 and April 1, 2006 are as follows:

	For the first quarter ended
	March 31, 2007	April 1, 2006
	(Amounts in millions)

Balance, beginning of period	$41.2	$34.8
Warranties provided during period	5.5	7.3
Settlements made during period	(5.6)	(4.2)
Changes in liability estimate, including expirations and acquisitions	0.4	0.3
Balance, end of period	$41.5	$38.2

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

Certain sole source suppliers of various fabricated material components and sub-assemblies (“material components”) to the Company’s kitchen range hood subsidiaries based in Italy and Poland experienced financial difficulties in January 2007. The Company is working and will continue to work closely with these suppliers to help them in meeting the supply needs of these subsidiaries for the foreseeable future. The Company has not experienced any significant difficulties in its production or shipments to its customers as a result of these suppliers’ difficulties in maintaining its production as of May 11, 2007. However, there can be no assurance that the Company will be able to continue to prevent a disruption in the supply of such material components or be able to find alternative suppliers. Should these suppliers be unable to continue in operation and the Company is unable to find alternative suppliers for a lengthy period of time, the Company could experience a material adverse effect on its operations. The Company recorded approximately $16.0 million of estimated losses in the RVP segment in the fourth quarter of 2006 in selling, general and administrative expense, net resulting from the unlikelihood that these suppliers will be able to repay advances from our subsidiaries based in Italy and Poland and amounts due under other arrangements. While the Company has recorded its best estimate of the losses related to these suppliers, the actual losses may be different than the amounts recorded at December 31, 2006. There were no additional material losses recorded in the first quarter ended March 31, 2007 related to these suppliers.

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

Within the RVP segment, the Company, in the first quarter of 2007, recorded liabilities of approximately $0.6 million in the accompanying unaudited condensed consolidated balance sheet related to the closure of its NuTone Cincinnati, OH facility and the relocation of such operations to certain other subsidiaries of the Company within this segment. It is estimated that in total approximately $2.1 million, including the $0.6 million noted above, will be expensed in selling, general and administrative expense, net in conjunction with the closure of this facility and approximately 74 employees will be terminated. It is currently anticipated that the closure of the NuTone facility and related payments will occur in or around July 2007. Prior to August 2006, this facility supported manufacturing, warehousing and distribution activities for NuTone. The facility to be closed is owned by the Company and is currently under agreement to be sold.

The following table sets forth restructuring activity in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) in the accompanying unaudited condensed consolidated balance sheet at March 31, 2007 and the accompanying unaudited condensed statement of operations for the first quarter ended March 31, 2007. These costs are included in cost of goods sold and selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations of the Company.

	Employee Separation Expenses		Other	Total Restructuring Costs
	(Dollar amounts in millions)

Balance at December 31, 2006	$	---	$0.1	$0.1
Provision		0.6	0.1	0.7
Payments and asset write downs		---	(0.1)	(0.1)
Balance at March 31, 2007		$0.6	$0.1	$0.7

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other restructuring costs include expenses associated with terminating other contractual arrangements, costs to prepare facilities for closure, costs to move equipment and products to other facilities and write-offs related to equipment sales and disposals.

On or about April 30, 2007 after meeting and negotiating with the bargaining committee of the Teamsters Local 970 representing approximately 127 union employees of the Company’s wholly-owned subsidiary Mammoth, Inc.'s (“Mammoth”) manufacturing plant located in Chaska, Minnesota, it was decided to shut down manufacturing operations at the Chaska plant and relocate such operations to other manufacturing facilities within the Commercial HVAC Group. Mammoth is negotiating with the union over the severance benefits associated with the shutdown. It is anticipated that the manufacturing operations at Chaska will cease by the end of July 2007. The costs of the shutdown, including severance, relocation expenses, facility lease costs and asset write-offs are estimated to be between $3.0 million and $3.7 million.

(I)         The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $2.4 million and $2.3 million for the first quarter ended March 31, 2007 and April 1, 2006, respectively. The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At December 31, 2006, as previously disclosed in the Company’s latest annual report on Form 10-K as filed with the SEC, it was estimated that approximately $9.6 million would be contributed to the Company’s defined benefit pension plans in 2007. However, at March 31, 2007, the Company revised its estimated contributions to its defined benefit pension plans to approximately $9.8 million, of which approximately $2.0 million has been made. It is estimated that approximately $2.3 million will be paid in the second quarter of 2007, approximately $3.2 million will be paid in the third quarter of 2007 and approximately $2.3 million will be paid in the fourth quarter of 2007.

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the first quarter ended March 31, 2007 and April 1, 2006 consists of the following components:

	For the first quarter ended
	March 31, 2007		April 1, 2006
	(Dollar amounts in millions)

Service cost		$0.1	$0.3
Interest cost		2.4	2.3
Expected return on plan assets		(2.5)	(2.3)
Net periodic benefit cost	$	---	$0.3

The Company’s unaudited net periodic benefit cost for its subsidiary’s Post-Retirement Health Benefit Plan for the first quarter ended March 31, 2007 and April 1, 2006 consists of the following components:

	For the first quarter ended
	March 31, 2007		April 1, 2006
	(Dollar amounts in millions)

Service cost	$	---	$0.1
Interest cost		0.1	0.3
Amortization of prior service cost		(0.1)	(1.0)
Net periodic post-retirement health income	$	---	$(0.6)

(J)        The Company’s 8 1/2% Notes are guaranteed by all of the Company’s current and certain future domestic subsidiaries (the “Guarantors”), as defined, with the exception of certain domestic subsidiaries, as defined, which are excluded from the 8 1/2% Note guarantee. The Guarantors are wholly-owned either directly or indirectly by the Company and jointly and severally guarantee the Company’s obligations under the 8 1/2% Notes. None of the Company’s subsidiaries organized outside of the United States guarantee the 8 1/2% Notes.

Consolidating balance sheets related to the Company, its guarantor subsidiaries and non-guarantor subsidiaries as of March 31, 2007 and December 31, 2006 and the related consolidating statements of operations and cash flows for the first quarter ended March 31, 2007 and April 1, 2006 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

Unaudited Condensed Consolidating Balance Sheet
As of March 31, 2007

		Guarantor	Non-Guarantor			Nortek
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$5.3	$6.4	$31.5	$	---	$43.2
Restricted cash	---	1.2	---		---	1.2
Accounts receivable, less allowances	---	241.4	96.7		---	338.1
Intercompany receivables (payables)	1.2	(0.8)	(0.4)		---	---
Inventories	---	250.7	60.1		---	310.8
Prepaid expenses	1.6	7.8	5.0		---	14.4
Other current assets	9.8	3.2	11.3		---	24.3
Prepaid income taxes	2.6	20.1	1.0		---	23.7
Total current assets	20.5	530.0	205.2		---	755.7
Property and Equipment, at Cost:
Total property and equipment, net	1.3	143.4	77.4		---	222.1
Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries/parent	1,967.9	(118.5)	(62.5)		(1,786.9)	---
Goodwill	---	1,467.7	25.8		---	1,493.5
Intangible assets, less accumulated amortization	0.7	122.2	22.0		---	144.9
Other assets	38.8	5.5	0.7		---	45.0
Total other long-term assets	2,007.4	1,476.9	(14.0)		(1,786.9)	1,683.4
Total assets	$2,029.2	$2,150.3	$268.6		$(1,786.9)	$2,661.2
LIABILITIES AND STOCKHOLDER'S INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$34.0	$ ---	$16.7	$	---	$50.7
Current maturities of long-term debt	7.9	7.1	2.8		---	17.8
Accounts payable	1.4	138.7	83.5		---	223.6
Accrued expenses and taxes, net	(5.0)	190.3	51.3		---	236.6
Total current liabilities	38.3	336.1	154.3		---	528.7
Other Liabilities:
Deferred income taxes	(11.4)	25.3	16.8		---	30.7
Long-term payable to affiliate	30.1	---	---		---	30.1
Other long-term liabilities	78.6	45.6	15.3		---	139.5
	97.3	70.9	32.1		---	200.3
Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,323.0	30.4	8.2		---	1,361.6

Stockholder's investment	570.6	1,712.9	74.0		(1,786.9)	570.6
Total liabilities and stockholder's investment	$2,029.2	$2,150.3	$268.6		$(1,786.9)	$2,661.2

Unaudited Condensed Consolidating Balance Sheet
As of December 31, 2006

		Guarantor	Non-Guarantor			Nortek
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$11.5	$5.1	$40.8	$	---	$57.4
Restricted cash	---	1.2	---		---	1.2
Accounts receivable, less allowances	---	237.0	91.9		---	328.9
Intercompany receivables (payables)	1.6	(1.5)	(0.1)		---	---
Inventories	---	225.6	53.0		---	278.6
Prepaid expenses	2.0	8.2	3.5		---	13.7
Other current assets	10.3	2.8	11.3		---	24.4
Prepaid income taxes	0.4	19.8	1.0		---	21.2
Total current assets	25.8	498.2	201.4		---	725.4
Property and Equipment, at Cost:
Total property and equipment, net	1.4	144.0	77.1		---	222.5
Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries/parent	1,937.9	(96.9)	(61.1)		(1,779.9)	---
Goodwill	---	1,455.9	25.5		---	1,481.4
Intangible assets, less accumulated amortization	0.8	127.3	22.3		---	150.4
Other assets	40.1	6.7	0.8		---	47.6
Total other long-term assets	1,978.8	1,493.0	(12.5)		(1,779.9)	1,679.4
Total assets	$2,006.0	$2,135.2	$266.0		$(1,779.9)	$2,627.3
LIABILITIES AND STOCKHOLDER'S INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$10.0	$ ---	$13.3	$	---	$23.3
Current maturities of long-term debt	7.9	9.4	2.7		---	20.0
Accounts payable	2.9	110.8	74.5		---	188.2
Accrued expenses and taxes, net	14.9	216.0	51.9		---	282.8
Total current liabilities	35.7	336.2	142.4		---	514.3
Other Liabilities:
Deferred income taxes	(9.5)	26.6	16.8		---	33.9
Long-term payable to affiliate	24.9	---	---		---	24.9
Other long-term liabilities	67.1	46.4	15.3		---	128.8
	82.5	73.0	32.1		---	187.6
Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,324.7	28.5	9.1		---	1,362.3

Stockholder's investment	563.1	1,697.5	82.4		(1,779.9)	563.1
Total liabilities and stockholder's investment	$2,006.0	$2,135.2	$266.0		$(1,779.9)	$2,627.3

Unaudited Condensed Consolidating Statement of Operations
For the first quarter ended March 31, 2007

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$	---	$443.9	$144.9	$(36.3)	$552.5

Costs and expenses:
Costs of products sold		---	306.0	114.9	(36.3)	384.6
Selling, general and administrative expense, net		6.6	90.0	20.4	---	117.0
Amortization of intangible assets		0.1	5.3	0.6	---	6.0
		6.7	401.3	135.9	(36.3)	507.6
Operating (loss) earnings		(6.7)	42.6	9.0	---	44.9
Interest expense		(28.2)	(0.6)	(0.4)	---	(29.2)
Investment income		0.2	---	0.2	---	0.4
(Loss) income before charges and allocations
to subsidiaries and equity in subsidiaries'
earnings (loss) before income taxes		(34.7)	42.0	8.8	---	16.1
Charges and allocations to subsidiaries and
equity in subsidiaries' earnings (loss) before income taxes		50.8	(12.1)	0.4	(39.1)	---
Earnings (loss) before provision (benefit) for income taxes		16.1	29.9	9.2	(39.1)	16.1
Provision (benefit) for income taxes		6.9	11.1	3.7	(14.8)	6.9
Net earnings (loss)		$9.2	$18.8	$5.5	$(24.3)	$9.2

Unaudited Condensed Consolidating Statement of Operations
For the first quarterended April 1, 2006

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$	---	$442.9	$130.3	$(38.7)	$534.5

Costs and expenses:
Costs of products sold		---	303.6	105.6	(38.7)	370.5
Selling, general and administrative expense, net		6.5	72.0	16.6	---	95.1
Amortization of intangible assets		0.1	3.5	0.6	---	4.2
		6.6	379.1	122.8	(38.7)	469.8
Operating (loss) earnings		(6.6)	63.8	7.5	---	64.7
Interest expense		(27.2)	(0.6)	(0.2)	---	(28.0)
Investment income		0.6	---	0.1	---	0.7
(Loss) income before charges and allocations
to subsidiaries and equity in subsidiaries'
earnings (loss) before income taxes		(33.2)	63.2	7.4	---	37.4
Charges and allocations to subsidiaries and
equity in subsidiaries' earnings (loss) before income taxes		70.6	(12.8)	0.2	(58.0)	---
Earnings (loss) before provision (benefit) for income taxes		37.4	50.4	7.6	(58.0)	37.4
Provision (benefit) for income taxes		14.2	18.5	2.8	(21.3)	14.2
Net earnings (loss)		$23.2	$31.9	$4.8	$(36.7)	$23.2

Unaudited Condensed Consolidating Cash Flow Statement
For the first quarter ended March 31, 2007

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(28.4)	$24.8	$(9.7)	$(13.3)
Cash Flows from investing activities:
Capital expenditures	---	(5.0)	(1.8)	(6.8)
Net cash paid for businesses acquired	---	(16.8)	---	(16.8)
Proceeds from the sale of property and equipment	---	---	---	---
Change in restricted cash and marketable securities	---	1.3	---	1.3
Other, net	---	(0.3)	---	(0.3)
Net cash used in investing activities	---	(20.8)	(1.8)	(22.6)
Cash Flows from financing activities:
Increase in borrowings	24.0	---	4.5	28.5
Payment of borrowings	(1.8)	(2.7)	(2.3)	(6.8)
Net cash provided by (used in) financing activities	22.2	(2.7)	2.2	21.7
Net change in unrestricted cash and cash equivalents	(6.2)	1.3	(9.3)	(14.2)
Unrestricted cash and cash equivalents at the beginning of the period	11.5	5.1	40.8	57.4
Unrestricted cash and cash equivalents at the end of the period	$5.3	$6.4	$31.5	$43.2

Unaudited Condensed Consolidating Cash Flow Statement
For the first quarter ended April 1, 2006

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(14.2)	$8.0	$16.2	$10.0
Cash Flows from investing activities:
Capital expenditures	(0.1)	(5.1)	(6.9)	(12.1)
Net cash paid for businesses acquired	---	(7.9)	---	(7.9)
Proceeds from the sale of property and equipment	---	0.1	---	0.1
Other, net	(1.0)	(0.5)	0.1	(1.4)
Net cash used in investing activities	(1.1)	(13.4)	(6.8)	(21.3)
Cash Flows from financing activities:
Increase in borrowings	---	9.3	0.1	9.4
Payment of borrowings	(1.7)	(2.8)	(0.5)	(5.0)
Other, net	(0.1)	---	---	(0.1)
Net cash (used in) provided by financing activities	(1.8)	6.5	(0.4)	4.3
Net change in unrestricted cash and cash equivalents	(17.1)	1.1	9.0	(7.0)
Unrestricted cash and cash equivalents at the beginning of the period	57.2	3.6	16.4	77.2
Unrestricted cash and cash equivalents at the end of the period	$40.1	$4.7	$25.4	$70.2

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THE FIRST QUARTER ENDED MARCH 31, 2007
AND THE FIRST QUARTER ENDED APRIL 1, 2006

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

The Home Technology Products segment manufactures and sells a broad array of products designed to provide convenience and security for residential and light commercial applications. The principal products sold by this segment include:

•	audio / video distribution and control equipment,
•	speakers and subwoofers,
•	security and access control products,
•	power conditioners and surge protectors,
•	audio / video wall mounts and fixtures,
•	lighting controls, and
•	structured wiring.

The Air Conditioning and Heating Products segment manufactures and sells heating, ventilating and air conditioning systems for site-built residential and manufactured housing structures, custom-designed commercial applications and standard light commercial products. The principal products sold by this segment include:

•	split system air conditioners and heat pumps,
•	furnaces and related equipment,
•	air handlers, and
•	large custom roof top cooling and heating products.

In the results of operations presented below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense not allocated to its segments.

Financial Statement Presentation

The unaudited condensed consolidated financial statements presented herein (the “Unaudited Financial Statements”) reflect the financial position, results of operations and cash flows of Nortek, Inc. and all of its wholly-owned subsidiaries.

Acquisitions

The Company has made the following acquisitions since January 1, 2006:

Acquired Company	Date of Acquisition	Primary Business of Acquired Company	Reporting Segment

c.p. All Star Corporation	April 10, 2007	Manufacture and distribution of residential, commercial and industrial gate operators, garage door openers, radio controls and accessory products for the garage door and fence industry.	HTP

LiteTouch, Inc.	March 2, 2007	Design, manufacture and sale of automated lighting controls for a variety of uses including residential, commercial, new construction and retro-fit applications.	HTP

Gefen, Inc.	December 12, 2006	Design and sale of audio and video products which extend, switch, distribute and convert signals in a variety of formats, including high definition, for both the residential and commercial markets.	HTP

Zephyr Corporation	November 11, 2006	Design and sale of upscale range hoods.	RVP

Pacific Zephyr Range Hood, Inc.	November 11, 2006	Design, sale and installation of range hoods and other kitchen products for Asian cooking markets in the United States.	RVP

Magenta Research, Ltd.	July 18, 2006	Design and sale of products that distribute audio and video signals over Category 5 and fiber optic cable to multiple display screens.	HTP

Secure Wireless, Inc.	June 26, 2006	Design and sale of wireless security products for the residential and commercial markets.	HTP

Advanced Bridging Technologies, Inc.	June 26, 2006	Design and sale of innovative radio frequency control products and accessories.	HTP

Huntair, Inc.	April 14, 2006	Design, manufacture and sale of custom air handlers and related products for commercial and clean room applications.	HVAC

Cleanpak International, LLC	April 14, 2006	Design, manufacture and sale of custom air handlers and related products for commercial and clean room applications.	HVAC

Furman Sound, Inc.	February 22, 2006	Design and sale of audio and video signal processors and innovative power conditioning and surge protection products.	HTP

Mammoth (Zhejiang) EG Air Conditioning Ltd. (1)	January 25, 2006	Design, manufacture and sale of commercial HVAC products, including water source heat pumps.	HVAC

Shanghai Mammoth Air Conditioning Co., Ltd. (1)	January 25, 2006	Design, manufacture and sale of commercial HVAC products, including water source heat pumps.	HVAC

(1) Increase in ownership to 60%

These acquisitions have been accounted for under the purchase method of accounting and accordingly, the results of these acquisitions are included in the Company’s Unaudited Financial Statements since the date of their acquisition.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Unaudited Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used for its critical accounting policies to ensure that such judgments and estimates are reasonable for its interim and year-end reporting requirements. These judgments and estimates are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates. The Company’s critical accounting policies include:

•	Revenue Recognition, Accounts Receivable and Related Expenses
•	Inventory Valuation
•	Prepaid Income Tax Assets and Deferred Tax Liabilities
•	Goodwill and Other Long-Lived Assets
•	Pensions and Post-Retirement Health Benefits
•	Insurance Liabilities, and
•	Contingencies

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

Results of Operations

The following table presents the financial information for the Company’s reporting segments for the first quarter ended March 31, 2007 and April 1, 2006:

	For the first quarter ended		Net Change
	March 31, 2007	April 1, 2006	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$208.7	$211.6	$(2.9)	(1.4)%
Home technology products	123.2	107.5	15.7	14.6
Air conditioning and heating products	220.6	215.4	5.2	2.4
Consolidated net sales	$552.5	$534.5	$18.0	3.4%
Operating earnings:
Residential ventilation products (1)	$25.2	$36.1	$(10.9)	(30.2)%
Home technology products	16.5	17.3	(0.8)	(4.6)
Air conditioning and heating products (2)	9.8	17.9	(8.1)	(45.3)
Subtotal	51.5	71.3	(19.8)	(27.8)
Unallocated:
Stock-based compensation charges	(0.1)	(0.1)	---	---
Foreign exchange gain on intercompany debt	0.1	0.1	---	---
Unallocated, net	(6.6)	(6.6)	---	---
Consolidated operating earnings	$44.9	$64.7	$(19.8)	(30.6)%
Depreciation and amortization expense:
Residential ventilation products	$4.3	$4.7	$(0.4)	(8.5)%
Home technology products (3)	4.0	3.0	1.0	33.3
Air conditioning and heating products	6.0	4.3	1.7	39.5
Unallocated	0.3	0.2	0.1	50.0
	$14.6	$12.2	$2.4	19.7%
Operating earnings margin:
Residential ventilation products (1)	12.1%	17.1%
Home technology products	13.4	16.1
Air conditioning and heating products (2)	4.4	8.3
Consolidated	8.1%	12.1%
Depreciation and amortization expense as a % of net sales:
Residential ventilation products	2.1%	2.2%
Home technology products (3)	3.2	2.8
Air conditioning and heating products	2.7	2.0
Consolidated	2.6%	2.3%

(1)
The operating results of the RVP segment for the first quarter ended March 31, 2007 include an approximate $0.6 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein) and a non-cash foreign exchange gain of approximately $0.1 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries. The operating results of the RVP segment for the first quarter ended April 1, 2006 include an increase in warranty expense of approximately $1.5 million related to a product safety upgrade.

(2)	The operating results of the HVAC segment for the first quarter ended March 31, 2007 include a charge of approximately $1.8 million related to a reserve for amounts due from a customer.

(3)      Includes amortization of approximately $0.1 million for the first quarter ended April 1, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

The following table presents the financial information for the first quarter ended March 31, 2007 and April 1, 2006. The results of operations for the first quarter ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in earnings in
			the first quarter 2007
			as compared to the
	For the first quarter ended		first quarter 2006
	March 31, 2007	April 1, 2006	$	%
	(Dollar amounts in millions)

Net sales	$552.5	$534.5	$18.0	3.4%
Cost of products sold	384.6	370.5	(14.1)	(3.8)
Selling, general and administrative expense, net	117.0	95.1	(21.9)	(23.0)
Amortization of intangible assets	6.0	4.2	(1.8)	(42.9)
Operating earnings	44.9	64.7	(19.8)	(30.6)
Interest expense	(29.2)	(28.0)	(1.2)	(4.3)
Investment income	0.4	0.7	(0.3)	(42.9)
Earnings before provision for income taxes	16.1	37.4	(21.3)	(57.0)
Provision for income taxes	6.9	14.2	7.3	51.4
Net earnings	$9.2	$23.2	$(14.0)	(60.3)%

			Change in percentage for
	Percentage of net sales		the first quarter 2007
	first quarter ended		as compared to the
	March 31, 2007	April 1, 2006	first quarter 2006

Net sales	100.0%	100.0%	---%
Cost of products sold	69.6	69.3	(0.3)
Selling, general and administrative expense, net	21.2	17.8	(3.4)
Amortization of intangible assets	1.1	0.8	(0.3)
Operating earnings	8.1	12.1	(4.0)
Interest expense	(5.3)	(5.2)	(0.1)
Investment income	0.1	0.1	---
Earnings before provision for income taxes	2.9	7.0	(4.1)
Provision for income taxes	1.2	2.7	1.5
Net earnings	1.7%	4.3%	(2.6)%

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

The operating results of the Company were impacted in the first quarter of 2007 by weak industry demand in the residential HVAC market and a lower level of housing activity. Higher material costs, which were partially offset by continued strategic sourcing initiatives as well as sales price increases, also impacted the first quarter of 2007.

Net Sales. Consolidated net sales increased approximately $18.0 million or 3.4% for the first quarter ended March 31, 2007 as compared to the first quarter ended April 1, 2006 as discussed further in the following paragraphs.

In the RVP segment, net sales decreased approximately $2.9 million or 1.4% for the first quarter ended March 31, 2007 as compared to the first quarter ended April 1, 2006. Net sales in the RVP segment for the first quarter ended March 31, 2007 reflects an increase of approximately $3.3 million attributable to the effect of changes in foreign currency exchange rates and includes approximately $7.0 million attributable to acquisitions.

The remaining decrease in net sales in the RVP segment for the first quarter ended March 31, 2007 as compared to the first quarter ended April 1, 2006 reflects primarily lower sales volume of bathroom exhaust fans in the RVP segment’s domestic subsidiaries, partially offset by price increases in the first quarter of 2007, as well as higher average unit sales prices, of kitchen range hoods and bath fans. Higher average unit sales prices of kitchen range hoods and bath fans reflect, in part, the impact of the sale of new products with higher price points and an increase in the relative percentage of products sold with higher sales price points as compared to 2006. Kitchen range hoods and bath fans are the largest product category sold in the RVP segment, accounting for approximately 81.5% of the total RVP segment’s net sales for the first quarter ended March 31, 2007. Excluding the effect of acquisitions and foreign currency exchange rates, sales of range hoods and bathroom exhaust fans decreased approximately 6.3% for the RVP segment’s domestic subsidiaries and increased approximately 1.2% for the RVP segment’s foreign subsidiaries in the first quarter ended March 31, 2007 as compared to the first quarter ended April 1, 2006.

In the HTP segment, net sales increased approximately $15.7 million or 14.6% for the first quarter ended March 31, 2007 as compared to the first quarter ended April 1, 2006. The increase in net sales in the HTP segment for the first quarter ended March 31, 2007 includes approximately $17.1 million attributable to acquisitions and an increase of approximately $0.2 million attributable to the effect of changes in foreign currency exchange rates. The remaining decrease in net sales in the HTP segment is due to the decline in sales of certain security and access control products, partially offset by increased sales volume of audio and video distribution equipment and speakers.

In the HVAC segment, net sales increased approximately $5.2 million or 2.4% for the first quarter ended March 31, 2007 as compared to the first quarter ended April 1, 2006. Net sales in the HVAC segment for the first quarter ended March 31, 2007 include an increase of approximately $29.6 million attributable to acquisitions and an increase of approximately $2.3 million attributable to the effect of changes in foreign currency exchange rates. The remaining decrease in net sales in the HVAC segment for the first quarter ended March 31, 2007 as compared to the first quarter ended April 1, 2006 includes lower sales volume for products sold to both residential site-built and manufactured housing customers, partially offset by higher sales volume of HVAC products sold to commercial customers. Net sales in the HVAC segment for HVAC products sold to commercial customers constituted the largest category of product sold to a particular group of customers within the HVAC segment. Sales of products to residential site-built customers decreased approximately 32.7% over the first quarter ended April 1, 2006. The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 4.0% and 6.4% of the Company’s consolidated net sales for the first quarter ended March 31, 2007 and April 1, 2006, respectively.

Foreign net sales, which are attributed based on the location of the Company’s subsidiary responsible for the sale, were approximately 22.0% and 18.6% of consolidated net sales for the first quarter ended March 31, 2007 and April 1, 2006, respectively. Net sales from the Company’s Canadian subsidiaries were approximately 8.6% and 8.5% of consolidated net sales for the first quarter ended March 31, 2007 and April 1, 2006, respectively. Net sales from the Company’s Canadian subsidiaries include net sales from the Company’s RVP and HVAC segments. Net sales from the Company’s European subsidiaries were approximately 11.4% and 9.1% of consolidated net sales for the first quarter ended March 31, 2007 and April 1, 2006, respectively. Net sales from the Company’s European subsidiaries include net sales primarily from the Company’s RVP and HVAC segments and to a lesser extent the Company’s HTP segment.

Cost of Products Sold. Consolidated cost of products sold was approximately $384.6 million for the first quarter ended March 31, 2007 as compared to approximately $370.5 million for the first quarter ended April 1, 2006. Cost of products sold, as a percentage of net sales, increased from approximately 69.3% for the first quarter ended April 1, 2006 and decreased from approximately 70.0% for the fourth quarter ended December 31, 2006 to approximately 69.6% for the first quarter ended March 31, 2007, primarily as a result of the factors that follow.

Overall, consolidated material costs were approximately 45.0%, 44.0% and 43.8% of net sales for the first quarter ended March 31, 2007, the fourth quarter ended December 31, 2006 and the first quarter ended April 1, 2006, respectively. As compared to the first quarter of 2006, the Company experienced higher material costs related to purchases of steel, copper, aluminum and related purchased components, including fans/blowers and motors. However, as compared to the fourth quarter of 2006, the Company saw a favorable change in material costs related to purchases of aluminum, copper and related purchased components, including motors. Cost increases during the first quarter of 2007 as compared to the first quarter of 2006 were partially offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases.

The Company continues to experience increases in freight costs due primarily to rising energy prices. The Company tries to mitigate these increases by obtaining favorable shipping rates for lower cost “full truckload” shipments and higher dollars per shipment based on increased volumes, as well as through cost reduction measures. These cost reduction measures reduce the overall effect of increased freight costs on cost of goods sold as a percentage of net sales.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

In the RVP segment, cost of products sold for the first quarter ended March 31, 2007 was approximately $145.5 million as compared to approximately $144.6 million for the first quarter ended April 1, 2006. Cost of products sold as a percentage of the RVP segment’s net sales was approximately 69.7%, 74.3% and 68.3% for the first quarter ended March 31, 2007, the fourth quarter ended December 31, 2006 and the first quarter ended April 1, 2006, respectively. Cost of products sold in the RVP segment for the first quarter ended March 31, 2007 includes (1) an increase of approximately $2.8 million related to the effect of changes in foreign currency exchange rates and (2) approximately $4.4 million of cost of products sold from acquisitions. Cost of products sold in the RVP segment for the first quarter ended April 1, 2006 includes increased warranty expense of approximately $1.5 million related to a product safety upgrade. The increase in the percentage of cost of products sold to net sales for the first quarter ended March 31, 2007 over the same period of 2006 reflects increased material costs and a decline in sales volume of kitchen range hoods and bath fans without a proportionate decrease in costs. The decrease in the percentage of cost of products sold to net sales for the first quarter ended March 31, 2007 as compared to the fourth quarter ended December 31, 2006 primarily reflects a decrease in material costs for purchased components such as motors.

In the HTP segment, cost of products sold for the first quarter ended March 31, 2007 was approximately $65.8 million as compared to approximately $56.7 million for the first quarter ended April 1, 2006. Cost of products sold as a percentage of the HTP segment’s net sales was approximately 53.4%, 49.4% and 52.7% for the first quarter ended March 31, 2007, the fourth quarter ended December 31, 2006 and the first quarter ended April 1, 2006, respectively. Cost of products sold in the HTP segment for the first quarter ended March 31, 2007 reflects (1) approximately $9.2 million of cost of products sold contributed from acquisitions and (2) an increase of approximately $0.1 million related to the effect of changes in foreign currency exchange rates. Cost of products sold in the HTP segment for the first quarter ended April 1, 2006 includes a non-cash charge of approximately $0.1 million related to the amortization of purchase price allocated to inventory. The increase in the percentage of cost of products sold to net sales for the first quarter ended March 31, 2007 as compared to the first quarter ended April 1, 2006 and the fourth quarter ended December 31, 2006 reflects increased material costs, including purchased components and sourced products, as well as a decline in sales volume of certain security and access control devices without a proportionate decrease in costs.

In the HVAC segment, cost of products sold for the first quarter ended March 31, 2007 was approximately $173.3 million as compared to approximately $169.2 million for the first quarter ended April 1, 2006. Cost of products sold as a percentage of the HVAC segment’s net sales was approximately 78.6%, 79.4% and 78.6% for the first quarter ended March 31, 2007, the fourth quarter ended December 31, 2006 and the first quarter ended April 1, 2006, respectively. Cost of products sold in the HVAC segment for the first quarter ended March 31, 2007 includes (1) an increase of approximately $17.9 million attributable to acquisitions and (2) an increase of approximately $1.9 million related to the effect of changes in foreign currency exchange rates as compared to the first quarter of 2006. The decrease in cost of products sold as a percentage of net sales for the first quarter ended March 31, 2007 as compared to the fourth quarter ended December 31, 2006 reflects the effect of higher sales volume for products sold to residential site-built customers and to a lesser extent lower material costs related primarily to purchases of copper and aluminum.

Selling, General and Administrative Expense, Net. Consolidated selling, general and administrative expense, net (“SG&A”) was approximately $117.0 million for the first quarter ended March 31, 2007 as compared to approximately $95.1 million for the first quarter ended April 1, 2006. SG&A as a percentage of net sales increased from approximately 17.8% for the first quarter ended April 1, 2006 to approximately 21.2% for the first quarter ended March 31, 2007.

SG&A for the first quarter ended March 31, 2007 also includes (1) approximately $9.9 million from acquisitions in all three of the Company’s segments, (2) an increase of approximately $3.1 million of displays expense in the RVP segment, (3) a charge of approximately $1.8 million related to a reserve for amounts due from a customer in the HVAC segment, (4) an increase of approximately $1.0 million (of which approximately $0.4 million is included in the RVP segment, approximately $0.2 million is included in the HTP segment and approximately $0.4 million is included in the HVAC segment) related to the effect of changes in foreign currency exchange rates, (5) approximately $0.6 million of severance charges related to the closure of the Company’s NuTone facility within the RVP segment (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), (6) a non-cash foreign exchange gain of approximately $0.2 million, of which approximately $0.1 million is included in the RVP segment, related to intercompany debt not indefinitely invested in the Company’s subsidiaries and (7) approximately $0.1 million of stock-based compensation expense, which is recorded in Unallocated.

SG&A for the first quarter ended April 1, 2006 includes (1) approximately $0.1 million of stock-based compensation expense, which is recorded in Unallocated and (2) a non-cash foreign exchange gain of approximately $0.1 million, all of which is included in Unallocated, related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Amortization of Intangible Assets. Amortization of intangible assets, as a percentage of net sales, increased from approximately 0.8% for the first quarter ended April 1, 2006 to approximately 1.1% for the first quarter ended March 31, 2007. The increase is principally due to the impact of acquisitions, which contributed approximately $2.1 million to the increase.

Depreciation Expense. Depreciation expense increased approximately $0.7 million from approximately $7.9 million for the first quarter ended April 1, 2006 to approximately $8.6 million for the first quarter ended March 31, 2007. This increase is primarily attributable to the impact of acquisitions, which represented approximately $0.6 million of the increase, and to a lesser extent capital expenditures.

Operating Earnings. Consolidated operating earnings decreased by approximately $19.8 million from approximately $64.7 million for the first quarter ended April 1, 2006 to approximately $44.9 million for the first quarter ended March 31, 2007. The decrease in consolidated operating earnings is primarily due to the factors discussed above and that follow. Operating earnings, as a percentage of net sales, decreased from approximately 12.1% for the first quarter ended April 1, 2006 to approximately 8.1% for the first quarter ended March 31, 2007.

Operating earnings of the RVP segment for the first quarter ended March 31, 2007 were approximately $25.2 million as compared to approximately $36.1 million for the fist quarter ended April 1, 2006. Operating earnings of the RVP segment for the first quarter ended March 31, 2007 as compared to the same period of 2006 reflects (1) approximately $0.6 million of severance charges related to the closure of the Company’s NuTone facility, (2) an increase of approximately $3.1 million of displays expense, (3) an increase in earnings of approximately $0.1 million from the effect of foreign currency exchange rates, (4) approximately $0.2 million of decreased depreciation expense of property and equipment and approximately $0.2 million of decreased amortization of intangible assets, (5) an increase of approximately $0.3 million attributable to acquisitions and (6) a non-cash foreign exchange gain of approximately $0.1 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries. Operating earnings of the RVP segment for the first quarter ended April 1, 2006 reflects increased warranty expense of approximately $1.5 million related to a product safety upgrade. The decrease in operating earnings in the RVP segment for the first quarter ended March 31, 2007 as compared to the same period in 2006 is a result of the factors noted previously including lower sales volume of kitchen range hoods and bath fan, partially offset by price increases in the first quarter of 2007.

Operating earnings of the HTP segment for the first quarter ended March 31, 2007 were approximately $16.5 million as compared to approximately $17.3 million for the first quarter ended April 1, 2006. Operating earnings of the HTP segment for the first quarter ended March 31, 2007 reflects (1) approximately $2.8 million of operating earnings contributed by acquisitions, (2) approximately $0.4 million of increased depreciation expense of property and equipment and approximately $0.7 million of increased amortization of intangible assets, primarily attributable to acquisitions, both of which are included in the impact of acquisitions noted above and (3) a decrease in earnings of approximately $0.1 million from the effect of foreign currency exchange rates. Operating earnings of the HTP segment for the first quarter ended April 1, 2006 reflects a non-cash charge of approximately $0.1 million related to the amortization of purchase price allocated to inventory. The decrease in operating earnings in the HTP segment for the first quarter ended March 31, 2007 over the same period in 2006 is primarily a result of lower sales volume of certain security and access control devices and increased material costs in cost of products sold, offset by the effect of acquisitions and increased net sales volume of audio and video distribution equipment and speakers.

Operating earnings of the HVAC segment were approximately $9.8 million for the first quarter ended March 31, 2007 as compared to approximately $17.9 million for the first quarter ended April 1, 2006. Operating earnings of the HVAC segment for the first quarter ended March 31, 2007 reflect (1) approximately $7.1 million of operating earnings contributed by acquisitions, (2) a charge of approximately $1.8 million related to a reserve for amounts due from a customer and (3) approximately $0.4 million of increased depreciation expense of property and equipment and approximately $1.3 million of increased amortization of intangible assets primarily attributable to acquisitions, both of which are included in the impact of acquisitions noted above. Operating earnings in the HVAC segment for the first quarter ended March 31, 2007 decreased over the first quarter ended April 1, 2006 as a result of decreased sales volume for products sold to both residential site-built and manufactured housing customers and increased material costs related to purchases of steel, copper and aluminum, offset by acquisitions and higher sales levels of HVAC products sold to commercial customers.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 17.6% and 11.0% of operating earnings (before unallocated and corporate expenses) for the first quarter ended March 31, 2007 and April 1, 2006, respectively. Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest Expense. Interest expense increased approximately $1.2 million or approximately 4.3% during the first quarter ended March 31, 2007 as compared to the first quarter ended April 1, 2006. During the first quarter ended March 31, 2007, the Company experienced increases in interest expense as compared to the first quarter ended April 1, 2006 primarily as a result of (1) approximately $0.6 million from increased borrowings and interest rates related primarily to Nortek’s senior secured credit facility, (2) an increase of approximately $0.5 million related to increased borrowings at the Company’s subsidiaries, primarily as a result of acquisitions and (3) an increase of approximately $0.1 million related to the amortization of deferred financing costs.

Investment Income. Investment income was approximately $0.4 million and $0.7 million for the first quarter ended March 31, 2007 and April 1, 2006, respectively.

Provision for Income Taxes. The provision for income taxes was approximately $6.9 million for the first quarter ended March 31, 2007 as compared to approximately $14.2 million for the first quarter ended April 1, 2006. The increase in the effective income tax rates between quarters is primarily due to the inclusion of discrete interest on uncertain tax provisions in the first quarter of 2007 in accordance with the provisions of FIN 48. The effective income tax rates of 42.9% and 38.0% for the first quarter ended March 31, 2007 and April 1, 2006, respectively, differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, the impact of interest, foreign tax rates on foreign earnings and state income tax provisions (see Note F of the Notes to the Unaudited Financial Statements included elsewhere herein).

Net Earnings. Consolidated net earnings decreased by approximately $14.0 million from approximately $23.2 million for the first quarter ended April 1, 2006 to approximately $9.2 million for the first quarter ended March 31, 2007. This decrease was primarily due to the factors discussed above which included a decrease of approximately $19.8 million in consolidated operating earnings, an increase of approximately $1.2 million in interest expense and a decrease of approximately $0.3 million in investment income, offset by a decrease of approximately $7.3 million in the provision for income taxes.

EBITDA. The Company uses EBITDA as both an operating performance and liquidity measure. Operating performance measure disclosures with respect to EBITDA are provided below. Refer to the Liquidity and Capital Resources section for liquidity measure disclosures with respect to EBITDA and a reconciliation from net cash flows from operating activities to EBITDA.

EBITDA is defined as net earnings (loss) before interest, taxes, depreciation and amortization expense. EBITDA is not a measure of operating performance under U.S. generally accepted accounting principles (“GAAP”) and should not be considered as an alternative or substitute for GAAP profitability measures such as operating earnings (loss) from continuing operations, discontinued operations, extraordinary items and net earnings (loss). EBITDA as an operating performance measure has material limitations since it excludes, among other things, the statement of operations impact of depreciation and amortization expense, interest expense and the provision (benefit) for income taxes and therefore does not necessarily represent an accurate measure of profitability, particularly in situations where a company is highly leveraged or has a disadvantageous tax structure. The Company uses a significant amount of capital assets and therefore, depreciation and amortization expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company has a significant amount of debt and therefore, interest expense is a necessary element of the Company’s costs and ability to generate revenue and therefore its exclusion from EBITDA is a material limitation. The Company generally incurs significant U.S. federal, state and foreign income taxes each year and the provision (benefit) for income taxes is a necessary element of the Company’s costs and therefore its exclusion from EBITDA is a material limitation. As a result, EBITDA should be evaluated in conjunction with net earnings (loss) for a more complete analysis of the Company’s profitability, as net earnings (loss) includes the financial statement impact of these items and is the most directly comparable GAAP operating performance measure to EBITDA. As EBITDA is not defined by GAAP, the Company’s definition of EBITDA may differ from and therefore may not be comparable to similarly titled measures used by other companies, thereby limiting its usefulness as a comparative measure. Because of the limitations that EBITDA has as an analytical tool, investors should not consider it in isolation, or as a substitute for analysis of the Company’s operating results as reported under GAAP.

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

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the first quarter ended March 31, 2007 and April 1, 2006:

	For the first quarter ended
	March 31, 2007	April 1, 2006
	(Dollar amounts in millions)

Net earnings (1)	$9.2	$23.2
Provision for income taxes	6.9	14.2
Interest expense (2)	29.2	28.0
Investment income	(0.4)	(0.7)
Depreciation expense	8.6	7.9
Amortization expense	6.0	4.3
EBITDA	$59.5	$76.9

(1)     In the RVP segment, net earnings include an approximate $0.6 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility and a non-cash foreign exchange gain of approximately $0.1 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries recorded in the first quarter ended March 31, 2007 and  warranty expense of approximately $1.5 million related to a product safety upgrade recorded in the first quarter ended April 1, 2006. In the HVAC segment, net earnings include a charge of approximately $1.8 million related to a reserve for amounts due from a customer recorded in the first quarter ended March 31, 2007. In Unallocated, net earnings include approximately $0.1 million of stock based compensation charges recorded in each of the first quarters of 2007 and 2006, respectively (see Notes A, D and H of the Notes to the Unaudited Financial Statements included elsewhere herein).

(2)     Interest expense for the first quarter of 2007 includes cash interest of approximately $27.8 million and non-cash interest of approximately $1.4 million. Interest expense for the first quarter of 2006 includes cash interest of approximately $26.7 million and non-cash interest of approximately $1.3 million.

Liquidity and Capital Resources

Certain sole source suppliers of various fabricated material components and sub-assemblies (“material components”) to the Company’s kitchen range hood subsidiaries based in Italy and Poland experienced financial difficulties in January 2007. The Company is working and will continue to work closely with these suppliers to help them in meeting the supply needs of these subsidiaries for the foreseeable future. The Company has not experienced any significant difficulties in its production or shipments to its customers as a result of these suppliers’ difficulties in maintaining its production as of May 11, 2007. However, there can be no assurance that the Company will be able to continue to prevent a disruption in the supply of such material components or be able to find alternative suppliers. Should these suppliers be unable to continue in operation and the Company is unable to find alternative suppliers for a lengthy period of time, the Company could experience a material adverse effect on its operations. These subsidiaries based in Italy and Poland accounted for approximately 7.1% of the Company’s consolidated net sales and 1.9%, of consolidated operating earnings, before unallocated, for the first quarter ended March 31, 2007 and accounted for approximately 6.4% of the Company’s consolidated net sales and 4.5% of consolidated operating earnings, before unallocated, for the first quarter ended April 1, 2006 and approximately 7.1% and 6.5% of consolidated assets at March 31, 2007 and December 31, 2006, respectively. The Company recorded approximately $16.0 million of estimated losses in the RVP segment in the fourth quarter of 2006 in selling, general and administrative expense, net resulting from the unlikelihood that these suppliers will be able to repay advances from our subsidiaries based in Italy and Poland and amounts due under other arrangements. While the Company has recorded its best estimate of the losses related to these suppliers, the actual losses may be different than the amounts recorded at December 31, 2006. There were no additional material losses recorded in the first quarter ended March 31, 2007 related to these suppliers.

On May 5, 2006, NTK Holdings filed a registration statement on Form S-1 (most recently amended on September 15, 2006) with the SEC for an initial public offering of shares of its common stock (the “Offering”). Although NTK Holdings has not withdrawn its registration statement on Form S-1, there can be no assurance that NTK Holdings will complete the Offering in the foreseeable future.

The Company regularly acquires companies, typically utilizing cash and proceeds from additional indebtedness to finance these acquisitions. Companies acquired and the payment of contingent consideration during the first quarter ended March 31, 2007 and the impact on cash flows were as follows:

•
On March 2, 2007, the Company, through its wholly-owned subsidiary, Linear LLC (“Linear”) acquired the stock of LiteTouch, Inc. for approximately $10.6 million (utilizing approximately $8.1 million of cash and issuing unsecured 6% subordinated notes totaling $2.5 million due March 2009).

•
On June 26, 2006, the Company, through Linear, acquired the stock of Secure Wireless and ABT through two mergers for an initial purchase price of approximately $10.5 million, plus contingent consideration of approximately $18.1 million that was earned by Secure Wireless in 2006 and was paid in April 2007. Additional contingent consideration may be payable in future years.

•
On April 14, 2006, the Company, through two newly formed subsidiaries of its HVAC segment, acquired the assets and certain liabilities of Huntair and Cleanpak, for an initial purchase price of approximately $48.4 million (utilizing approximately $38.4 million of cash and issuing unsecured 6% subordinated notes totaling $10.0 million due April 2008) plus contingent consideration of approximately $30.0 million which was earned in 2006 and was paid in April 2007.

•	Contingent consideration of approximately $7.5 million related to the acquisition of OmniMount, which was accrued for at December 31, 2006, was paid in the first quarter of 2007.

On April 10, 2007, the Company, through Linear, acquired the assets and certain liabilities of c.p. All Star Corporation (“All Star”) for an initial purchase price of approximately $3.0 million (utilizing approximately $2.5 million of cash and issuing unsecured 6% subordinated notes totaling $0.5 million due April 2009). All Star is located in Downington, PA and is a leading manufacturer of residential, commercial and industrial gate operator, garage door opener, radio control and accessory products for the garage door and fence industry.

As described above, $48.1 million of contingent consideration was paid in April 2007 related to the Secure Wireless and the Huntair and Cleanpak acquisitions. Contingent consideration of approximately $7.5 million related to the acquisition of OmniMount, which was accrued for at December 31, 2006, was also paid in the first quarter of 2007. The estimated total maximum potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $81.2 million (see Note C of the Notes to the Unaudited Financial Statements included elsewhere herein).

The Company had consolidated debt at March 31, 2007, of approximately $1,430.1 million consisting of (i) $68.5 million of short-term borrowings and current maturities of long-term debt, (ii) $51.1 million of long-term notes, mortgage notes and other indebtedness, (iii) $10.0 million of the Compnay’s 9 7/8% Senior Subordinated Notes due 2011, (iv) $625.0 million of the Company’s 8 1/2% Senior Subordinated Notes due 2014 and (v) $675.5 million of long-term debt outstanding under the Company’s senior secured credit facility.

During the first quarter ended March 31, 2007, the Company had a net increase in its consolidated debt of approximately $24.5 million resulting from:

(Amounts in millions)

Net borrowings under the revolving portion of Nortek’s senior secured credit facility	$24.0
Additional borrowings related primarily to the Company’s foreign subsidiaries	4.5
Issuance of unsecured notes related to the acquisitions noted above	2.5
Foreign currency translation	0.3
Principal payments	(6.8)
Net change in consolidated debt	$24.5

The Company’s debt to equity ratio remained unchanged from December 31, 2006 to March 31, 2007 at 2.5:1.

At May 11, 2007, the Company had approximately $94.0 million outstanding and approximately $73.3 million of additional borrowing capacity under the U.S. revolving portion of its senior secured credit facility, with approximately $22.7 million in outstanding letters of credit. Borrowings under the revolving portion of the senior secured credit facility are used for general working capital purposes. Under the Canadian revolving portion of its senior secured credit facility the Company had no outstanding borrowings and approximately $10.0 million of additional borrowing capacity. The letters of credit have been issued under the Company’s revolving credit facility as additional security for (1) approximately $17.2 million relating to certain of the Company’s insurance programs, (2) approximately $3.9 million relating to leases outstanding for certain of the Company’s manufacturing facilities and (3) approximately $1.6 million relating to certain of the subsidiaries’ purchases and other requirements. Letters of credit reduce borrowing availability under Nortek’s revolving credit facility on a dollar for dollar basis.

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

At March 31, 2007, approximately $156.5 million was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive loan agreement, the Company’s senior secured credit facility.

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

The Company expects to meet its cash flow requirements for fiscal 2007, including debt repayments and acquisitions, from cash from operations, existing cash and cash equivalents and the use of its senior secured credit facility.

The Company and its subsidiaries have entered into a number of operating lease obligations, purchase obligations and have guaranteed certain obligations of various third parties. No significant changes in these obligations have occurred since December 31, 2006.

Unrestricted cash and cash equivalents decreased from approximately $57.4 million at December 31, 2006 to approximately $43.2 million at March 31, 2007. The Company has classified as restricted, in the accompanying unaudited condensed consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in its operations. At March 31, 2007, approximately $3.2 million (of which approximately $2.0 million is included in long-term assets) of cash and cash equivalents are held primarily as collateral to fund future capital expenditures within the Company’s segments, as well as to fund certain benefit obligations relating to supplemental executive retirement plans.

The Company’s combined short-term and long-term warranty liabilities increased from approximately $41.2 million at December 31, 2006 to approximately $41.5 million at March 31, 2007, and warranty expense decreased from approximately $7.3 million for the first quarter ended April 1, 2006 to approximately $5.5 million for the first quarter ended March 31, 2007. The decrease in warranty expense for the first quarter ended March 31, 2007 as compared to the same period of 2006 is primarily as a result of approximately $1.5 million recorded in the first quarter of 2006 in the RVP segment related to a product safety upgrade. The Company provides for estimated warranty liabilities at the time of sale and periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Capital expenditures were approximately $6.8 million for the first quarter ended March 31, 2007 as compared to approximately $12.1 million for the first quarter ended April 1, 2006. Capital expenditures were approximately $42.3 million for the year ended December 31, 2006 and are expected to be between approximately $35.0 million and $40.0 million in 2007. Under Nortek’s amended senior secured credit facility, capital expenditures are limited to approximately $67.0 million in 2007.

The Company’s working capital increased from approximately $211.1 million at December 31, 2006 to approximately $227.0 million at March 31, 2007, while the current ratio remained unchanged from December 31, 2006 to March 31, 2007 at 1.4:1. This increase in working capital for the first quarter ended March 31, 2007 was primarily a result of seasonal increases in accounts receivable and inventory and a decrease in accrued expenses, partially offset by increases in accounts payable and in short-term borrowings under the revolving portion of Nortek’s senior secured credit facility.

Accounts receivable increased approximately $9.2 million, or approximately 2.8%, between December 31, 2006 and March 31, 2007, while net sales increased approximately $11.4 million, or approximately 2.1%, in the first quarter of 2007 as compared to the fourth quarter of 2006. This increase in accounts receivable is primarily a result of increased sales level, and to a lesser extent, acquisitions. Acquisitions contributed approximately $9.8 million to the increase in net sales in the first quarter of 2007 as compared to the fourth quarter of 2006 and approximately $1.0 million to the increase in accounts receivable at March 31, 2007. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales. Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on March 31, 2007 as compared to December 31, 2006. Accounts receivable from customers related to foreign operations increased approximately 7.3% to $102.0 million at March 31, 2007 from December 31, 2006. The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in the first quarter of 2007, except for a delay in the timing of collection on certain large commercial HVAC jobs.

Inventories increased approximately $32.2 million, or approximately 11.6%, between December 31, 2006 and March 31, 2007 to support future sales levels, as well as increased material costs principally for copper and aluminum, primarily in the HVAC segment, and to a lesser extent acquisitions. Acquisitions contributed approximately $1.8 million to the increase at March 31, 2007.

Accounts payable increased approximately $35.4 million, or 18.8%, between December 31, 2006 and March 31, 2007 due primarily to increased inventory levels and timing of payments. Acquisitions contributed approximately $0.7 million to the increase in accounts payable at March 31, 2007.

Accrued expenses and taxes decreased approximately $46.2 million, or approximately 16.3%, between December 31, 2006 and March 31, 2007 primarily as a result of $17.3 million of lower accrued interest relating to the difference in the timing of interest payments during the first quarter of 2007 as compared to amounts accrued and the $7.5 million payout of OmniMount’s contingent consideration as noted previously. Acquisitions contributed approximately $8.4 million to accrued expenses and taxes, net at March 31, 2007.

Changes in certain working capital accounts, as noted above, between December 31, 2006 and March 31, 2007, differ from the changes reflected in the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the three preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Net cash flows from operating activities for the first quarter ended March 31, 2007 decreased by approximately $23.3 million to approximately $13.3 million of net cash used in operating activities from approximately $10.0 million of net cash provided by operating activities for the first quarter ended April 1, 2006, primarily due to a decrease in net earnings, as well as, the use of cash for working capital needs. Net cash flows used in investing activities for the first quarter ended March 31, 2007 increased by approximately $1.3 million to net cash used in investing activities of approximately $22.6 million from approximately $21.3 million for the first quarter ended April 1, 2006, primarily due to an increase in payments for acquisitions of approximately $8.9 million, partially offset by decreased capital expenditures of approximately $5.3 million. Net cash flows provided by financing activities for the first quarter ended March 31, 2007 increased by approximately $17.4 million to net cash provided by financing activities of approximately $21.7 million from approximately $4.3 million for the first quarter ended April 1, 2006 resulting directly from an increase in net borrowing proceeds. As discussed earlier, the Company generally uses cash flows from operations, and where necessary debt financing, to finance its capital expenditures and strategic acquisitions and to meet the service requirements of its existing indebtedness.

Unrestricted cash and cash equivalents decreased approximately $14.2 million and approximately $7.0 million from December 31, 2006 to March 31, 2007 and from December 31, 2005 to April 1, 2006, respectively, principally as a result of the following:

	Condensed Consolidated
	Cash Flows (1)
	For the first quarter ended
	March 31, 2007	April 1, 2006
	(Dollar amounts in millions)
Operating Activities:
Cash flow from operations, net	$26.6	$40.4
Change in accounts receivable, net	(7.0)	(23.4)
Change in inventories	(30.1)	(10.2)
Change in prepaids and other current assets	(1.1)	0.8
Change in accounts payable	34.1	16.9
Change in accrued expenses and taxes	(36.5)	(13.9)
Investing Activities:
Capital expenditures	(6.8)	(12.1)
Net cash paid for businesses acquired	(16.8)	(7.9)
Proceeds from the sale of property and equipment	---	0.1
Change in restricted cash and marketable securities	1.3	---
Financing Activities:
Change in borrowings, net	21.7	4.4
Other, net	0.4	(2.1)
	$(14.2)	$(7.0)

(1)
Summarized from the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for the first quarter ended March 31, 2007 and April 1, 2006 (see the Unaudited Financial Statements included elsewhere herein).

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

Company management uses EBITDA as a supplementary non-GAAP liquidity measure to allow the Company to evaluate its operating units’ cash-generating ability to fund income tax payments, corporate overhead, debt service, capital expenditures and increases in working capital. EBITDA is also used by management to allocate resources for growth among its businesses, to identify possible impairment charges, to evaluate the Company’s ability to service its debt and to raise capital for growth opportunities, including acquisitions. In addition, the Company uses EBITDA as a liquidity measure in financial presentations to the Company’s Board of Directors, shareholders, various banks participating in Nortek’s Credit Facility, note holders and Bond Rating agencies, among others, as a supplemental non-GAAP liquidity measure to assist them in their evaluation of the Company’s cash flow performance. The Company uses EBITDA in conjunction with traditional GAAP liquidity measures as part of its overall assessment of cash flow ability and therefore does not place undue reliance on EBITDA as its only measure of cash flow performance.

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

The following table presents a reconciliation from net cash used in operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the first quarter ended March 31, 2007 and April 1, 2006:

	For the first quarter ended
	March 31, 2007	April 1, 2006
	(Dollar amounts in millions)

Net cash (used in) provided by operating activities	$(13.3)	$10.0
Cash used by working capital and other long-term asset and liability changes	39.9	30.4
Deferred federal income tax provision	(1.3)	(3.5)
Loss on property and equipment	---	(0.1)
Non-cash interest expense, net	(1.4)	(1.3)
Non-cash stock-based compensation expense	(0.1)	(0.1)
Provision for income taxes	6.9	14.2
Interest expense (1)	29.2	28.0
Investment income	(0.4)	(0.7)
EBITDA (2)	$59.5	$76.9

(1)     Interest expense for the first quarter of 2007 includes cash interest of approximately $27.8 million and non-cash interest of approximately $1.4 million. Interest expense for the first quarter of 2006 includes cash interest of approximately $26.7 million and non-cash interest of approximately $1.3 million.

(2)     In the RVP segment, EBITDA includes an approximate $0.6 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility and a non-cash foreign exchange gain of approximately $0.1 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries recorded in the first quarter ended March 31, 2007 and warranty expense of approximately $1.5 million related to a product safety upgrade recorded in the first quarter ended April 1, 2006. In the HVAC segment, EBITDA includes a charge of approximately $1.8 million related to a reserve for amounts due from a customer recorded in the first quarter ended March 31, 2007.

Inflation, Trends and General Considerations

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and the possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The Company’s performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, inflation, consumer confidence and unemployment.  During the first quarter of 2007, the Company’s performance was impacted by weak industry demand in the residential HVAC market, as well as, lower levels of housing activity.

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

Although the Company is subject to the effects of changing prices, the impact of inflation has not been a significant factor in results of operations for the periods presented. In some circumstances, market conditions or customer expectations may prevent the Company from increasing the prices of its products to offset the inflationary pressures that may increase costs in the future. During 2007, the Company continued to experience higher material costs related primarily to purchases of copper, aluminum and related purchased components, as well as increased transportation and energy costs, these cost increases were partially offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases.

At March 31, 2007, approximately 6.7% of the Company’s workforce was subject to various collective bargaining agreements.

On June 8, 2005, the Company's collective bargaining agreement with the United Automobile Aerospace & Agricultural Implement Workers of America and its Local No. 2029 expired. That bargaining unit covered approximately 4.4% of the Company's employees (414 employees), which were located at the Cincinnati, OH location of the Company's subsidiary NuTone. On or about June 8, 2005, the Company presented its final proposal to the union bargaining committee but such proposal was not accepted by the union members. On July 16, 2005, the Company locked out the union employees at the NuTone Cincinnati, OH facility. On September 6, 2005, the Company notified the union bargaining committee that negotiations had reached an impasse and that it was unilaterally implementing the terms of its final offer. Among other things, this implemented final offer does not provide the NuTone union members with post-retirement medical and life insurance benefits. In late June 2006, the Company informed the union that the Company would close the manufacturing operations at the Cincinnati, OH facility on or about August 30, 2006. NuTone’s operating results are included in the RVP segment.

On July 27, 2006 the union members ratified a Closedown Agreement providing for the closedown and permanent layoff of all bargaining unit employees employed at the NuTone plant effective August 30, 2006, and the release by the union of any claims it may have against the Company. During the first quarter ended March 31, 2007, the Company recorded approximately $0.6 million of additional restructuring expenses related to the closedown of this facility and anticipates recording an additional $1.5 million of expenses through July 2007 (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein).

On or about April 30, 2007 after meeting and negotiating with the bargaining committee of the Teamsters Local 970 representing approximately 127 union employees of the Company’s wholly-owned subsidiary Mammoth, Inc.'s (“Mammoth”) manufacturing plant located in Chaska, Minnesota, it was decided to shut down manufacturing operations at the Chaska plant and relocate such operations to other manufacturing facilities within the Commercial HVAC Group. Mammoth is negotiating with the union over the severance benefits associated with the shutdown. It is anticipated that the manufacturing operations at Chaska will cease by the end of July 2007. The costs of the shutdown, including severance, relocation expenses, facility lease costs and asset write-offs are estimated to be between $3.0 million and $3.7 million.

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

There have been no significant changes in market risk from the December 31, 2006 disclosures included in the Company’s annual report on Form 10-K as filed with the SEC.

A.  Interest Rate Risk

The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities. In addition, the Company’s ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less. At March 31, 2007, the fair value of the Company’s unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At March 31, 2007, approximately 48.9% of the carrying values of the Company’s long-term debt were at fixed interest rates.

B. Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In the first quarter of 2007, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations. The impact of foreign currency changes related to translation resulted in an increase in stockholder’s investment of approximately $1.4 million for the first quarter ended March 31, 2007. The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets, including, the use of strategic short and long-term borrowings at the foreign subsidiary level. Consistent with this strategy, notes payable and other short- term obligations at March 31, 2007 consist primarily of short-term borrowings by certain of the Company’s foreign subsidiaries. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure. At March 31, 2007, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure. At March 31, 2007, the Company did not have any material outstanding commodity forward contracts.

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

May 14, 2007