Form 10-Q
period 2007-06-30
NORTEK INC
filed 2007-08-14
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
                    (Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).  (Check one):

Large accelerated filer [_]	Accelerated Filer [_]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [_] No [X]

The aggregate market value of voting stock held by non-affiliates is zero.

The number of shares of Common Stock outstanding as of August 10, 2007 was 3,000.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions, except share data)

	June 30,	December 31,
	2007	2006
Assets
Current Assets:
Unrestricted cash and cash equivalents	$75.3	$57.4
Restricted cash	1.3	1.2
Accounts receivable, less allowances of $12.9 and $9.4	384.4	328.9
Inventories:
Raw materials	93.0	83.1
Work in process	33.6	28.7
Finished goods	193.6	166.8
	320.2	278.6

Prepaid expenses	13.5	13.7
Other current assets	11.4	24.4
Prepaid income taxes	30.2	21.2
Total current assets	836.3	725.4

Property and Equipment, at Cost:
Land	9.9	9.5
Buildings and improvements	104.1	101.9
Machinery and equipment	192.8	177.2
	306.8	288.6
Less accumulated depreciation	84.4	66.1
Total property and equipment, net	222.4	222.5

Other Assets:
Goodwill	1,509.3	1,481.4
Intangible assets, less accumulated amortization of $65.2 and $52.4	142.0	150.4
Deferred debt expense	30.2	33.1
Restricted investments and marketable securities	2.0	3.3
Other assets	12.7	11.2
	1,696.2	1,679.4
Total Assets	$2,754.9	$2,627.3

Liabilities and Stockholder’s Investment

Current Liabilities:
Notes payable and other short-term obligations	$99.4	$23.3
Current maturities of long-term debt	26.9	20.0
Accounts payable	243.8	188.2
Accrued expenses and taxes, net	235.0	282.8
Total current liabilities	605.1	514.3

Other Liabilities:
Deferred income taxes	29.2	33.9
Long-term payable to affiliate	30.0	24.9
Other	144.5	128.8
	203.7	187.6

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,349.6	1,362.3

Stockholder’s Investment:
Common stock, $0.01 par value, authorized 3,000 shares; 3,000 issued and
outstanding at June 30, 2007 and December 31, 2006	---	---
Additional paid-in capital	412.3	412.1
Retained earnings	164.1	139.4
Accumulated other comprehensive income	20.1	11.6
Total stockholder's investment	596.5	563.1
Total Liabilities and Stockholder's Investment	$2,754.9	$2,627.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the second quarter ended
	June 30, 2007	July 1, 2006
	(Dollar amounts in millions)

Net Sales	$644.3	$563.8

Costs and Expenses:
Cost of products sold	452.1	393.7
Selling, general and administrative expense, net (see Note D)	121.1	67.3
Amortization of intangible assets	6.4	5.8
	579.6	466.8
Operating earnings	64.7	97.0
Interest expense	(30.8)	(28.0)
Investment income	0.5	0.5
Earnings before provision for income taxes	34.4	69.5
Provision for income taxes	15.7	26.4
Net earnings	$18.7	$43.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the first six months ended
	June 30, 2007	July 1, 2006
	(Dollar amounts in millions)

Net Sales	$1,196.8	$1,098.3

Costs and Expenses:
Cost of products sold	836.7	764.2
Selling, general and administrative expense, net (see Note D)	238.1	162.4
Amortization of intangible assets	12.4	10.0
	1,087.2	936.6
Operating earnings	109.6	161.7
Interest expense	(60.0)	(56.0)
Investment income	0.9	1.2
Earnings before provision for income taxes	50.5	106.9
Provision for income taxes	22.6	40.6
Net earnings	$27.9	$66.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first six months ended
	June 30, 2007	July 1, 2006
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net earnings	$27.9	$66.3

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	31.1	28.3
Non-cash interest expense, net	2.8	2.5
Non-cash stock-based compensation expense	0.2	0.2
Gain from curtailment of post-retirement medical benefits	---	(35.9)
Loss on property and equipment	0.2	1.8
Deferred federal income tax provision	4.1	7.4
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(47.2)	(28.5)
Inventories	(33.7)	(37.9)
Prepaids and other current assets	2.3	5.3
Accounts payable	49.5	27.4
Accrued expenses and taxes	9.7	18.3
Long-term assets, liabilities and other, net	(0.8)	2.8
Total adjustments to net earnings	18.2	(8.3)
Net cash provided by operating activities	46.1	58.0
Cash Flows from investing activities:
Capital expenditures	(14.1)	(22.7)
Net cash paid for businesses acquired	(76.3)	(56.9)
Payment in connection with NTK Holdings senior unsecured loan facility rollover	(4.5)	---
Proceeds from the sale of property and equipment	0.1	2.6
Change in restricted cash and marketable securities	1.2	---
Other, net	(0.6)	(2.6)
Net cash used in investing activities	(94.2)	(79.6)
Cash Flows from financing activities:
Increase in borrowings	89.0	68.9
Payment of borrowings	(23.0)	(40.0)
Dividends	---	(28.1)
Other, net	---	(1.5)
Net cash provided by (used in) financing activities	66.0	(0.7)
Net change in unrestricted cash and cash equivalents	17.9	(22.3)
Unrestricted cash and cash equivalents at the beginning of the period	57.4	77.2
Unrestricted cash and cash equivalents at the end of the period	$75.3	$54.9

Supplemental disclosure of cash flow information:

Interest paid	$52.8	$53.8

Income taxes (refunded) paid, net	$(0.4)	$14.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE SECOND QUARTER ENDED JULY 1, 2006
(Dollar amounts in millions)

			Accumulated
	Additional		Other
	Paid-in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income	Income

Balance, April 1, 2006	$415.3	$101.0	$8.1	$ ---
Net earnings	---	43.1	---	43.1
Other comprehensive income:
Currency translation adjustment	---	---	6.3	6.3
Comprehensive income				$49.4
Capital contribution from (dividend to) parent	1.5	(28.1)	---
Adjustment of carryover basis of continuing
management investors in the THL Transaction	(4.9)	---	---
Stock-based compensation	0.1	---	---
Balance, July 1, 2006	$412.0	$116.0	$14.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE FIRST SIX MONTHS ENDED JULY 1, 2006
(Dollar amounts in millions)

			Accumulated
	Additional		Other
	Paid-in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income	Income

Balance, December 31, 2005	$415.0	$77.8	$7.5	$ ---
Net earnings	---	66.3	---	66.3
Other comprehensive income:
Currency translation adjustment	---	---	6.9	6.9
Comprehensive income				$73.2
Capital contribution from (dividend to) parent	1.7	(28.1)	---
Adjustment of carryover basis of continuing
management investors in the THL Transaction	(4.9)	---	---
Stock-based compensation	0.2	---	---
Balance, July 1, 2006	$412.0	$116.0	$14.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE SECOND QUARTER ENDED JUNE 30, 2007
(Dollar amounts in millions)

			Accumulated
	Additional		Other
	Paid-in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income (Loss)	Income (Loss)

Balance, March 31, 2007	$412.2	$145.4	$13.0	$ ---
Net earnings	---	18.7	---	18.7
Other comprehensive income (loss):
Currency translation adjustment	---	---	7.2	7.2
Pension liability adjustment	---	---	(0.1)	(0.1)
Comprehensive income				$25.8
Adoption of FIN 48 (see Note F)	---	---	---
Stock-based compensation	0.1	---	---
Balance, June 30, 2007	$412.3	$164.1	$20.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE FIRST SIX MONTHS ENDED JUNE 30, 2007
(Dollar amounts in millions)

			Accumulated
	Additional		Other
	Paid-in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income (Loss)	Income (Loss)

Balance, December 31, 2006	$412.1	$139.4	$11.6	$ ---
Net earnings	---	27.9	---	27.9
Other comprehensive income (loss):
Currency translation adjustment	---	---	8.6	8.6
Pension liability adjustment	---	---	(0.1)	(0.1)
Comprehensive income				$36.4
Adoption of FIN 48 (see Note F)	---	(3.2)	---
Stock-based compensation	0.2	---	---
Balance, June 30, 2007	$412.3	$164.1	$20.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND JULY 1, 2006

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

On May 5, 2006, NTK Holdings, Inc. (“NTK Holdings”), the ultimate parent of Nortek, filed a registration statement on Form S-1 (most recently amended on September 15, 2006) with the SEC for an initial public offering of shares of its common stock (the “Offering”).  Although NTK Holdings has not withdrawn its registration statement on Form S-1, there can be no assurance that NTK Holdings will complete the Offering in the foreseeable future.

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

At June 30, 2007, certain employees and consultants held approximately 23,059 C-1 units and approximately 45,232 C-2 units, which represent equity interests in THL-Nortek Investors, LLC (“Investors LLC”), the parent of NTK Holdings, that function similar to stock awards.  The C-1 units vest pro rata on a quarterly basis over a three-year period and approximately 20,523 and 16,720 were vested at June 30, 2007 and December 31, 2006, respectively.  The total fair value of the C-1 units is approximately $1.1 million and approximately $0.2 million remains to be amortized at June 30, 2007.  The C-2 units only vest in the event that certain performance-based criteria, as defined, are met.  At June 30, 2007 and December 31, 2006, there was approximately $1.6 million of unamortized stock-based employee compensation with respect to the C-2 units, which will be recognized in the event that it becomes probable that the C-2 units or any portion thereof will vest.  The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

The Company recorded stock-based compensation charges in selling, general and administrative expense, net of approximately $0.1 million for each of the second quarters ended June 30, 2007 and July 1, 2006, respectively, and approximately $0.2 million for each of the first six months ended June 30, 2007 and July 1, 2006, respectively, in accordance with SFAS No. 123R.

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

Goodwill

The following table presents a summary of the activity in goodwill for the first six months ended June 30, 2007:

(Amounts in millions)

Balance at December 31, 2006	$1,481.4
Acquisitions during the first six months ended June 30, 2007	22.9
Adoption of FIN 48 (see Note F)	3.8
Realization of FIN 48 reserves	(0.2)
Purchase accounting adjustments	0.1
Impact of foreign currency translation	1.3
Balance at June 30, 2007	$1,509.3

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions (see Note C).  Approximately $9.7 million and $62.3 million of goodwill associated with certain companies acquired during the first six months ended June 30, 2007 and the year ended December 31, 2006, respectively, will be deductible for income tax purposes.  Purchase accounting adjustments relate principally to final revisions resulting from the completion of fair value adjustments and adjustments to deferred income taxes that impact goodwill.

Long-term payable to affiliate

At June 30, 2007 and December 31, 2006, the Company had approximately $30.0 million and $24.9 million, respectively, recorded on the accompanying unaudited condensed consolidated balance sheet related to a long-term payable to affiliate.  This payable primarily relates to deferred taxes related to NTK Holdings which have been transferred to Nortek.

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

(B)
At June 30, 2007, the Company had approximately $84.0 million outstanding and approximately $84.3 million of additional borrowing capacity under the U.S. revolving portion of its senior secured credit facility, with approximately $21.7 million in outstanding letters of credit.  Borrowings under the revolving portion of the senior secured credit facility are used for general working capital purposes.  Under the Canadian revolving portion of its senior secured credit facility the Company had no outstanding borrowings and approximately $10.0 million of additional borrowing capacity.  Letters of credit have been issued under the Company’s revolving credit facility as additional security for (1) approximately $17.2 million relating to certain of the Company’s insurance programs, (2) approximately $3.6 million relating to leases outstanding for certain of the Company’s manufacturing facilities and (3) approximately $0.9 million relating to certain of the subsidiaries’ purchases and other requirements.  Letters of credit reduce borrowing availability under the Company’s revolving credit facility on a dollar for dollar basis.  Subsequent to June 30, 2007, the Company repaid approximately $5.0 million of outstanding borrowings under the U.S. revolving portion of its senior secured credit facility.

At June 30, 2007, approximately $167.9 million was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive loan agreement, the Company’s senior secured credit facility.

(C)
On June 25, 2007, the Company, through its wholly-owned subsidiary, Linear LLC (“Linear”), acquired International Electronics, Inc. (“IEI”) through a cash tender offer to purchase all of the outstanding shares of common stock of IEI at a price of $6.65 per share.  The total purchase price was approximately $13.8 million, of which approximately $2.3 million will be paid in the third quarter of 2007.  IEI is located in Canton, MA and designs and sells security and access control components and systems for use in residential and light commercial applications.

On April 10, 2007, the Company, through Linear, acquired the assets and certain liabilities of c.p. All Star Corporation (“All Star”) for an initial purchase price of approximately $2.8 million (utilizing approximately $2.3 million of cash and issuing unsecured 6% subordinated notes totaling $0.5 million due April 2009).  All Star is located in Downington, PA and is a leading manufacturer and distributor of residential, commercial and industrial gate operators, garage door openers, radio controls and accessory products for the garage door and perimeter security industry.

On March 2, 2007, the Company, through Linear, acquired the stock of LiteTouch, Inc. (“LiteTouch”) for approximately $10.5 million (utilizing approximately $8.0 million of cash and issuing unsecured 6% subordinated notes totaling $2.5 million due March 2009) plus contingent consideration, which may be payable in future years.  LiteTouch is located in Salt Lake City, UT and designs, manufactures and sells automated lighting controls for a variety of uses including residential, commercial, new construction and retro-fit applications.

On December 12, 2006, the Company, through Linear, acquired the stock of Gefen, Inc. (“Gefen”) for approximately $24.0 million (utilizing approximately $21.5 million of cash and issuing unsecured 6% subordinated notes totaling $2.5 million due December 2008) plus contingent consideration, which may be payable in future years.  Gefen is located in Chatsworth, CA and designs and sells audio and video products which extend, switch, distribute and convert signals in a variety of formats, including high definition, for both the residential and commercial markets.

On November 17, 2006, the Company, through its wholly-owned subsidiary, Broan-NuTone LLC (“Broan”), acquired the stock of Zephyr Corporation (“Zephyr”) and Pacific Zephyr Range Hood, Inc. (“Pacific”) for approximately $26.5 million (utilizing approximately $22.5 million of cash and issuing unsecured 6% subordinated notes totaling $4.0 million due November 2009).  Zephyr and Pacific are both located in San Francisco, CA.  Zephyr designs and sells upscale range hoods, while Pacific designs, sells and installs range hoods and other kitchen products for Asian cooking markets in the United States.

On July 18, 2006, the Company, through Linear, acquired the stock of Magenta Research, Ltd. (“Magenta”) for approximately $14.4 million (utilizing approximately $11.9 million of cash, of which approximately $10.0 million was borrowed under Nortek’s revolving credit facility and was repaid in the second quarter of 2007, and issuing unsecured 6% subordinated notes totaling $2.5 million due July 2008) plus contingent consideration, which may be payable in future years.  Magenta is located in New Milford, CT and designs and sells products that distribute audio and video signals over Category 5 and fiber optic cable to multiple display screens.

On June 26, 2006, the Company, through Linear, acquired the stock of Secure Wireless, Inc. (“Secure Wireless”) and Advanced Bridging Technologies, Inc. (“ABT”) through two mergers for approximately $10.5 million, plus contingent consideration of approximately $18.1 million that was earned by Secure Wireless in 2006 and was paid in April 2007.  Additional contingent consideration may be payable in future years.  Secure Wireless designs and sells wireless security products for the residential and commercial markets while ABT designs and sells innovative radio frequency control products and accessories.  Both Secure Wireless and ABT are located in Carlsbad, CA.

On April 14, 2006, the Company, through two newly formed subsidiaries of its HVAC segment, acquired the assets and certain liabilities of Huntair, Inc. (“Huntair”) and Cleanpak International, LLC (“Cleanpak”), for approximately $48.4 million (utilizing approximately $38.4 million of cash and issuing unsecured 6% subordinated notes totaling $10.0 million due April 2008) plus contingent consideration of approximately $30.0 million which was earned in 2006 and was paid in April 2007.  Both Huntair and Cleanpak are located near Portland, OR and manufacture, market and distribute custom air handlers and related products for commercial and cleanroom applications.

On February 22, 2006, the Company, through Linear, acquired the assets and certain liabilities of Furman Sound, Inc. (“Furman”) for approximately $3.3 million.  Furman is located in Petaluma, CA and designs and sells audio and video signal processors and innovative power conditioning and surge protection products.

On January 25, 2006, the Company, through its wholly-owned subsidiary, Mammoth China Ltd. (“Mammoth China”), increased its ownership interests in Mammoth (Zhejiang) EG Air Conditioning Ltd. (“MEG”) and Shanghai Mammoth Air Conditioning Co., Ltd. (“MSH”) to sixty-percent for approximately $2.4 million.  The majority ownership transaction relating to MSH was finalized with the Chinese authorities in May 2006.  Prior to January 25, 2006, Mammoth China had a forty-percent minority interest in MEG and a fifty-percent interest in MSH.  On June 15, 2007, the Company further increased its ownership in MEG and MSH to seventy-five percent.

Acquisitions contributed approximately $35.2 million, $4.9 million and $1.6 million to net sales, operating earnings and depreciation and amortization expense, respectively, for the second quarter ended June 30, 2007 and contributed approximately $88.9 million, $15.1 million and $4.3 million to net sales, operating earnings and depreciation and amortization expense, respectively, for the first six months ended June 30, 2007.  With the exception of Zephyr and Pacific, which are included in the Residential Ventilation Products segment, and Huntair, Cleanpak, MEG and MSH, which are included in the Air Conditioning and Heating Products segment, all acquisitions are included in the Home Technology Products segment in the Company’s segment reporting (see Note E).

Acquisitions are accounted for as purchases and accordingly have been included in the Company’s consolidated results of operations since the acquisition date.  For recent acquisitions, the Company has made preliminary estimates of the fair value of the assets and liabilities of the acquired companies, including intangible assets and property and equipment, as of the date of acquisition, utilizing information available at the time that the Company’s Unaudited Financial Statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained.  The Company is in the process of obtaining appraisals of intangible assets and property and equipment and finalizing the integration plans for certain of the acquired companies, which are expected to be completed by the end of 2007.

On July 23, 2007, the Company, through Linear, acquired the assets and certain liabilities of Aigis Mechtronics LLC (“Aigis”) for an initial purchase price of approximately $2.8 million (utilizing approximately $2.2 million of cash and issuing unsecured 6% subordinated notes totaling approximately $0.6 million due July 2011).  Aigis is located in Winston-Salem, NC and manufactures and sells equipment, such as cameras, and housings into the close-circuit television portion of the global security market.  Aigis will be included in the Home Technology Products segment in the Company’s segment reporting.

On July 27, 2007, the Company acquired all of the ownership units of HomeLogic LLC (“HomeLogic”) for an initial purchase price of approximately $5.0 million (utilizing approximately $3.0 million of cash and issuing unsecured 6% subordinated notes totaling approximately $2.0 million due July 2011) plus contingent consideration, which may be payable in future years.  HomeLogic is located in Marblehead, MA and designs and sells software and hardware that facilitates the control of third party residential subsystems such as home theatre, whole-house audio, climate control, lighting, security and irrigation.  HomeLogic will be included in the Home Technology Products segment in the Company’s segment reporting.

As described above, $48.1 million of contingent consideration was paid in April 2007 related to the Secure Wireless and the Huntair and Cleanpak acquisitions.  Contingent consideration of approximately $7.5 million related to the acquisition of OmniMount, which was accrued for at December 31, 2006, was paid in the first quarter of 2007.  The remaining estimated total maximum potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $95.2 million.

Pro forma results related to these acquisitions have not been presented, as the effect is not significant to the Company’s consolidated operating results.

(D)
During the second quarter ended June 30, 2007 and July 1, 2006, the Company’s results of operations include the following (income) and expense items recorded in cost of products sold and selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations:

	For the second quarter ended *
	June 30, 2007		July 1, 2006
	(Amounts in millions)

Gain from curtailment of post-retirement medical and life insurance benefits (see Note I)	$	---	$(35.9)
Charges related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility (1)		0.8	3.5
Charges related to the closure of the Company’s Mammoth, Inc. Chaska, MN facility		0.3	---
Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland		0.3	---
Reserve for amounts due from a customer in the HTP segment		0.5	---
Product safety upgrade reserves in the RVP and HTP segments (2)		(0.2)	4.0
Gain on settlement of litigation in the HVAC segment		---	(0.4)
Non-cash foreign exchange loss (gain) related to intercompany debt not indefinitely invested in the Company’s subsidiaries		0.3	(0.2)
		$2.0	$(29.0)

*
Unless otherwise indicated, all items noted in the table have been recorded in selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations.

(1)
For the second quarter ended June 30, 2007, all charges related to the closure of NuTone were recorded in selling, general and administrative expense, net.  For the second quarter ended July 1, 2006, approximately $1.4 million of the charges related to the closure of NuTone was recorded in cost of products sold and approximately $2.1 million was charged to selling, general and administrative expense, net.

(2)	The RVP and HTP segments recorded these product safety upgrade reserves in cost of products sold (see Note G).

During the first six months ended June 30, 2007 and July 1, 2006, the Company’s results of operations include the following (income) and expense items recorded in cost of products sold and selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations:

	For the first six months ended *
	June 30, 2007		July 1, 2006
	(Amounts in millions)

Gain from curtailment of post-retirement medical and life insurance benefits (see Note I)	$	---	$(35.9)
Charges related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility (1)		1.4	3.5
Charges related to the closure of the Company’s Mammoth, Inc. Chaska, MN facility		0.3	---
Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland		1.3	---
Product safety upgrade reserves in the RVP and HTP segments (2)		(0.2)	5.5
Reserve for amounts due from customers in the HTP and HVAC segments		2.3	---
Gain on settlement of litigation in the HVAC segment		---	(0.4)
Non-cash foreign exchange loss (gain) related to intercompany debt not indefinitely invested in the Company’s subsidiaries		0.1	(0.3)
		$5.2	$(27.6)

*
Unless otherwise indicated, all items noted in the table have been recorded in selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations.

(1)
For the first six months ended June 30, 2007, all charges related to the closure of NuTone were recorded in selling, general and administrative expense, net.  For the first six months ended July 1, 2006, approximately $1.4 million of the charges related to the closure of NuTone was recorded in cost of products sold and approximately $2.1 million was charged to selling, general and administrative expense, net.

(2)	The RVP and HTP segments recorded these product safety upgrade reserves in cost of products sold (see Note G).

The Company has a management agreement with an affiliate of Thomas H. Lee Partners, L.P. providing for certain financial and strategic advisory and consultancy services.  The Company expensed approximately $0.6 million for each of the second quarters ended June 30, 2007 and July 1, 2006, respectively, and expensed approximately $1.0 million and $1.2 million for the first six months ended June 30, 2007 and July 1, 2006, respectively, related to this management agreement in the accompanying Unaudited Condensed Consolidated Statement of Operations.

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

Unaudited net sales, operating earnings and pre-tax earnings for the Company’s segments for the second quarter ended June 30, 2007 and July 1, 2006 were as follows:

	For the second quarter ended
	June 30, 2007	July 1, 2006
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$206.1	$207.3
Home technology products	143.9	115.1
Air conditioning and heating products	294.3	241.4
Consolidated net sales	$644.3	$563.8

Operating earnings:
Residential ventilation products (1)	$26.0	$69.8
Home technology products (2)	23.3	14.4
Air conditioning and heating products (3)	22.7	19.3
Subtotal	72.0	103.5
Unallocated:
Stock-based compensation charges	(0.1)	(0.1)
Foreign exchange gain on intercompany debt	0.2	0.2
Unallocated, net	(7.4)	(6.6)
Consolidated operating earnings	64.7	97.0
Interest expense	(30.8)	(28.0)
Investment income	0.5	0.5
Earnings before provision for income taxes	$34.4	$69.5

(1)
The operating results of the RVP segment for the second quarter ended June 30, 2007 include an approximate $0.8 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H), legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $0.3 million (see Note G) and a non-cash foreign exchange loss of approximately $0.5 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.  The operating results of the RVP segment for the second quarter ended July 1, 2006 include an approximate $35.9 million curtailment gain related to post-retirement medical benefits and an approximate $3.5 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H).

(2)
The operating results of the HTP segment for the second quarter ended June 30, 2007 include a charge of approximately $0.5 million related to a reserve for amounts due from a customer and a decrease in warranty expense of approximately $0.2 million related to a product safety upgrade.  The operating results of the HTP segment for the second quarter ended July 1, 2006 include an increase in warranty expense of approximately $4.0 million related to a product safety upgrade.

(3)
The operating results of the HVAC segment for the second quarter ended June 30, 2007 include a charge of approximately $0.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility (see Note H).

Unaudited net sales, operating earnings and pre-tax earnings for the Company’s segments for the first six months ended June 30, 2007 and July 1, 2006 were as follows:

	For the first six months ended
	June 30, 2007	July 1, 2006
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$414.8	$418.9
Home technology products	267.1	222.6
Air conditioning and heating products	514.9	456.8
Consolidated net sales	$1,196.8	$1,098.3

Operating earnings:
Residential ventilation products (1)	$51.2	$105.9
Home technology products (2)	39.8	31.7
Air conditioning and heating products (3)	32.5	37.2
Subtotal	123.5	174.8
Unallocated:
Stock-based compensation charges	(0.2)	(0.2)
Foreign exchange gain on intercompany debt	0.3	0.3
Unallocated, net	(14.0)	(13.2)
Consolidated operating earnings	109.6	161.7
Interest expense	(60.0)	(56.0)
Investment income	0.9	1.2
Earnings before provision for income taxes	$50.5	$106.9

(1)
The operating results of the RVP segment for the first six months ended June 30, 2007 include an approximate $1.4 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H), legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $1.3 million (see Note G) and a non-cash foreign exchange loss of approximately $0.4 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.  The operating results of the RVP segment for the first six months ended July 1, 2006 include an approximate $35.9 million curtailment gain related to post-retirement medical benefits, an approximate $3.5 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H) and an increase in warranty expense of approximately $1.5 million related to a product safety upgrade.

(2)
The operating results of the HTP segment for the first six months ended June 30, 2007 include a charge of approximately $0.5 million related to a reserve for amounts due from a customer and a decrease in warranty expense of approximately $0.2 million related to a product safety upgrade.  The operating results of the HTP segment for the first six months ended July 1, 2006 include an increase in warranty expense of approximately $4.0 million related to a product safety upgrade.

(3)
The operating results of the HVAC segment for the first six months ended June 30, 2007 include a charge of approximately $0.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility (see Note H) and a charge of approximately $1.8 million related to a reserve for amounts due from a customer.

Unaudited depreciation expense, amortization expense and capital expenditures for the Company’s segments for the second quarter ended June 30, 2007 and July 1, 2006 were as follows:

	For the second quarter ended
	June 30, 2007	July 1, 2006
	(Dollar amounts in millions)
Depreciation Expense:
Residential ventilation products	$4.1	$3.3
Home technology products	1.4	0.9
Air conditioning and heating products	4.5	3.8
Other	0.1	0.2
Consolidated depreciation expense	$10.1	$8.2

Amortization expense:
Residential ventilation products	$1.3	$1.5
Home technology products	3.2	2.3
Air conditioning and heating products (1)	1.8	3.9
Other	0.1	0.2
Consolidated amortization expense	$6.4	$7.9

Capital Expenditures:
Residential ventilation products	$3.3	$4.8
Home technology products	1.4	1.5
Air conditioning and heating products	2.6	4.3
Other	---	---
Consolidated capital expenditures	$7.3	$10.6

(1)	Includes amortization of approximately $2.1 million for the second quarter ended July 1, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

Unaudited depreciation expense, amortization expense and capital expenditures for the Company’s segments for the first six months ended June 30, 2007 and July 1, 2006 were as follows:

	For the first six months ended
	June 30, 2007	July 1, 2006
	(Dollar amounts in millions)
Depreciation Expense:
Residential ventilation products	$7.1	$6.5
Home technology products	2.7	1.8
Air conditioning and heating products	8.6	7.5
Other	0.3	0.3
Consolidated depreciation expense	$18.7	$16.1

Amortization expense:
Residential ventilation products	$2.6	$3.0
Home technology products (1)	5.9	4.4
Air conditioning and heating products (2)	3.7	4.5
Other	0.2	0.3
Consolidated amortization expense	$12.4	$12.2

Capital Expenditures:
Residential ventilation products	$5.7	$9.4
Home technology products	2.6	3.4
Air conditioning and heating products	5.8	9.8
Other	---	0.1
Consolidated capital expenditures	$14.1	$22.7

(1)	Includes amortization of approximately $0.1 million for the first six months ended July 1, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(2)	Includes amortization of approximately $2.1 million for the first six months ended July 1, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

(F)
The Company provides income taxes on an interim basis based upon the estimated annual effective income tax rate.  The following reconciles the federal statutory income tax rate to the estimated effective tax rate of approximately 44.8% and 38.0% for the first six months ended June 30, 2007 and July 1, 2006:

	For the first six months ended
	June 30, 2007	July 1, 2006
Income tax provision at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
Interest related to uncertain tax positions, net of federal income tax effect	2.2	---
State income tax provision, net of federal income tax effect	2.9	1.6
Tax effect resulting from foreign activities	3.5	0.7
Non-deductible expenses	0.7	0.5
Other, net	0.5	0.2
Income tax provision at estimated effective rate	44.8%	38.0%

As indicated in Note A, the Company adopted the provisions of FIN 48 effective January 1, 2007.  As a result of the adoption of this standard, the Company recorded a charge to retained earnings of approximately $3.2 million and also increased goodwill related to pre-acquisition tax uncertainties by approximately $3.8 million.

As of January 1, 2007, after the adoption of FIN 48, the Company has provided a liability of approximately $38.2 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is approximately $7.1 million.  The Company has revised the opening reserve previously disclosed in its Form 10-Q for the first quarter ended March 31, 2007 from $33.0 million to $38.2 million.  In connection with its continuing analysis of FIN 48, the Company identified additional uncertain tax positions that were previously reported as deferred tax liabilities.  These amounts have been reclassified to the reserve for uncertain tax positions as of January 1, 2007.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate consists of items that are offset by deferred tax assets of approximately $7.1 million, goodwill adjustments of approximately $17.2 million, and the federal tax benefit of state income tax items of approximately $6.8 million.  The reserve for income taxes has increased by approximately $1.5 million in the first six months ended June 30, 2007.

During the first six months ended June 30, 2007, the Company made payments of approximately $0.7 million related to amounts covered by the liability for uncertain tax positions.  The Company expects that approximately $5.1 million of the total amount of unrecognized tax benefits will be recognized during 2007 as a reduction of goodwill as a result of the expiration of the statutes of limitation for various items.

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

As of January 1, 2007, the Company has accrued approximately $4.7 million of interest related to uncertain tax positions.  As of June 30, 2007, the total amount of accrued interest and penalties is approximately $6.1 million.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

(G)
At June 30, 2007, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $20.5 million of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001.  The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has recorded an estimated liability related to this indemnified guarantee of approximately $0.9 million at June 30, 2007 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee.  Should the buyer of the former subsidiary cease making payments then the Company may be required to make payments on its indemnification.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $11.3 million and $12.0 million at June 30, 2007 and December 31, 2006, respectively.  Approximately $5.0 million of short-term liabilities and approximately $6.3 million of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheet at June 30, 2007 related to these indemnifications.

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

Changes in the Company’s combined short-term and long-term warranty liabilities during the second quarter ended June 30, 2007 and July 1, 2006 are as follows:

	For the second quarter ended
	June 30, 2007	July 1, 2006
	(Amounts in millions)

Balance, beginning of period	$41.5	$38.2
Warranties provided during period	7.8	10.2
Settlements made during period	(7.0)	(5.8)
Changes in liability estimate, including expirations and acquisitions	1.1	0.8
Balance, end of period	$43.4	$43.4

Changes in the Company’s combined short-term and long-term warranty liabilities during the first six months ended June 30, 2007 and July 1, 2006 are as follows:

	For the first six months ended
	June 30, 2007	July 1, 2006
	(Amounts in millions)

Balance, beginning of period	$41.2	$34.8
Warranties provided during period	13.3	17.5
Settlements made during period	(12.6)	(10.0)
Changes in liability estimate, including expirations and acquisitions	1.5	1.1
Balance, end of period	$43.4	$43.4

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

Certain sole source suppliers of various fabricated material components and sub-assemblies to the Company’s kitchen range hood subsidiaries based in Italy and Poland experienced financial difficulties in January 2007 and subsequently filed for settlement with creditors to prevent bankruptcy.  The Company has secured alternative sources for all but two of these suppliers and has negotiated the purchase of the two remaining businesses from the trustee appointed by the local court in the settlement procedures.  The purchase price of the businesses to be acquired is approximately $7.8 million plus the assumption of indebtedness (estimated to be approximately $2.8 million).  The closing of these acquisitions is expected to occur in 2007.  The Company has not experienced any significant disruption in the manufacture of its products or shipments to its customers as a result of these supplier difficulties.  However, there can be no assurance that the Company will be able to complete the pending acquisitions.  If these acquisitions are not completed and these suppliers are declared bankrupt and are unable to continue in operation, the Company will be required to find alternative sources or vertically integrate similar operations into its existing business.  The Company is proceeding with such alternative plans in the unlikely event the acquisitions are not consummated.  If the Company is unable to integrate these operations into its business or find alternative suppliers for a lengthy period of time, the Company could experience a material adverse effect on its operations.  The Company recorded approximately $16.0 million of estimated losses in the RVP segment in the fourth quarter of 2006 in selling, general and administrative expense, net, resulting from the likelihood that these suppliers will be unable to repay the advances from our subsidiaries based in Italy and Poland and amounts due under other arrangements.  While the Company has recorded its best estimate of the losses related to these suppliers, the actual losses may be different than the amounts recorded at December 31, 2006.  The Company has incurred approximately $0.3 million and $1.3 million of legal and other professional fees and expenses in connection with these suppliers in the second quarter and first six months of 2007, respectively.

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

Within the RVP segment, the Company, in the second quarter and first six months of 2007, recorded liabilities of approximately $0.8 million and $1.4 million, respectively, in the accompanying unaudited condensed consolidated statement of operations related to the closure of its NuTone Cincinnati, OH facility and the relocation of such operations to certain other subsidiaries of the Company within this segment.  It is estimated that in total approximately $2.0 million, including the amounts noted above, will be expensed in selling, general and administrative expense, net in conjunction with the closure of this facility and approximately 58 employees will be terminated.  It is currently anticipated that the closure of the NuTone facility and related payments will occur during the third quarter of 2007.  Prior to August 2006, this facility supported manufacturing, warehousing and distribution activities for NuTone.

The following table sets forth restructuring activity in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”) in the accompanying unaudited condensed consolidated balance sheet at June 30, 2007 and the accompanying unaudited condensed statement of operations for the second quarter and first six months ended June 30, 2007.  These costs are included in selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations of the Company.

	Employee Separation Expenses		Other	Total Restructuring Costs
	(Dollar amounts in millions)

Balance at December 31, 2006	$	---	$0.1	$0.1
Provision		0.6	0.1	0.7
Payments and asset write downs		---	(0.1)	(0.1)
Balance at March 31, 2007		0.6	0.1	0.7
Provision		1.1	---	1.1
Payments		(0.3)	---	(0.3)
Balance at June 30, 2007		$1.4	$0.1	$1.5

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments.  Other restructuring costs include expenses associated with terminating other contractual arrangements, costs to prepare facilities for closure, costs to move equipment and products to other facilities and write-offs related to equipment sales and disposals.

During the second quarter of 2007, after meeting and negotiating with the bargaining committee of the Teamsters Local 970, representing approximately 127 union employees of the Company’s wholly-owned subsidiary Mammoth, Inc. (“Mammoth”) located in Chaska, Minnesota, it was decided to shut down manufacturing operations at the Chaska plant and relocate such operations to other manufacturing facilities within the Commercial HVAC Group.  During the second quarter of 2007, Mammoth finalized its negotiations with the union over the severance benefits associated with the shutdown.  Approximately $0.3 million was paid related to severance payments to union employees in the second quarter of 2007 and was recorded to selling, general and administrative expense, net.  It is anticipated that the manufacturing operations at Chaska will cease during the third quarter of 2007.  The total costs of the shutdown, including severance, relocation expenses, facility lease costs and asset write-offs are estimated to be between $3.0 million and $3.6 million.

(I)
The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $2.0 million and $3.0 million for the second quarter ended June 30, 2007 and July 1, 2006, respectively, and aggregated approximately $4.4 million and $5.3 million for the first six months ended June 30, 2007 and July 1, 2006, respectively.

The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans.  At December 31, 2006, as previously disclosed in the Company’s latest annual report on Form 10-K as filed with the SEC, it was estimated that approximately $9.6 million would be contributed to the Company’s defined benefit pension plans in 2007.  However, at June 30, 2007, the Company revised its estimated contributions to its defined benefit pension plans to approximately $8.3 million, of which approximately $4.3 million have been made.  It is estimated that the remaining balance of approximately $4.0 million will be paid in the third quarter of 2007.

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the second quarter ended June 30, 2007 and July 1, 2006 consists of the following components:

	For the second quarter ended
	June 30, 2007	July 1, 2006
	(Dollar amounts in millions)

Service cost	$0.2	$0.3
Interest cost	2.4	2.2
Expected return on plan assets	(2.5)	(2.2)
Net periodic benefit cost	$0.1	$0.3

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the first six months ended June 30, 2007 and July 1, 2006 consists of the following components:

	For the first six months ended
	June 30, 2007	July 1, 2006
	(Dollar amounts in millions)

Service cost	$0.3	$0.6
Interest cost	4.8	4.5
Expected return on plan assets	(5.0)	(4.5)
Net periodic benefit cost	$0.1	$0.6

The Company’s unaudited net periodic benefit cost for its subsidiary’s Post-Retirement Health Benefit Plan for the second quarter ended June 30, 2007 and July 1, 2006 consists of the following components:

	For the second quarter ended
	June 30, 2007		July 1, 2006
	(Dollar amounts in millions)

Interest cost	$	---	$0.2
Amortization of prior service cost		---	(0.4)
Curtailment gain		---	(35.9)
Net periodic post-retirement health income	$	---	$(36.1)

The Company’s unaudited net periodic benefit cost for its subsidiary’s Post-Retirement Health Benefit Plan for the first six months ended June 30, 2007 and July 1, 2006 consists of the following components:

	For the first six months ended
	June 30, 2007		July 1, 2006
	(Dollar amounts in millions)

Service cost	$	---	$0.1
Interest cost		0.1	0.5
Amortization of prior service cost		(0.1)	(1.4)
Curtailment gain		---	(35.9)
Net periodic post-retirement health income	$	---	$(36.7)

In the second quarter of 2006 in connection with union negotiations with certain employees of the Company’s NuTone, Inc. Cincinnati, OH facility, the Company presented its final proposal to the union bargaining committee.  This final proposal did not provide the NuTone union members with post-retirement medical and life insurance benefits.  This final offer subsequently became implemented.  Accordingly, this resulted in the Company recording a curtailment gain of approximately $35.9 million ($22.3 million, net of tax) in the second quarter of 2006.

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

Consolidating balance sheets related to the Company, its guarantor subsidiaries and non-guarantor subsidiaries as of June 30, 2007 and December 31, 2006 and the related consolidating statements of operations and cash flows for the second quarter and first six months ended June 30, 2007 and July 1, 2006 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

Unaudited Condensed Consolidating Balance Sheet
As of June 30, 2007

		Guarantor	Non-Guarantor			Nortek
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$28.2	$9.8	$37.3	$	---	$75.3
Restricted cash	---	1.3	---		---	1.3
Accounts receivable, less allowances	---	287.3	97.1		---	384.4
Intercompany receivables (payables)	3.3	(9.2)	5.9		---	---
Inventories	---	252.0	68.2		---	320.2
Prepaid expenses	0.8	8.1	4.6		---	13.5
Other current assets	0.1	2.1	9.2		---	11.4
Prepaid income taxes	7.7	21.5	1.0		---	30.2
Total current assets	40.1	572.9	223.3		---	836.3
Property and Equipment, at Cost:
Total property and equipment, net	1.2	141.9	79.3		---	222.4
Other Long-term Assets:
Investment in subsidiaries and long-term
receivable from (to) subsidiaries	2,046.3	(160.1)	(80.0)		(1,806.2)	---
Goodwill	---	1,482.5	26.8		---	1,509.3
Intangible assets, less accumulated amortization	0.6	119.3	22.1		---	142.0
Other assets	37.4	7.0	0.5		---	44.9
Total other long-term assets	2,084.3	1,448.7	(30.6)		(1,806.2)	1,696.2
Total assets	$2,125.6	$2,163.5	$272.0		$(1,806.2)	$2,754.9
LIABILITIES AND STOCKHOLDER'S
INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$84.0	$0.7	$14.7	$	---	$99.4
Current maturities of long-term debt	7.0	17.1	2.8		---	26.9
Accounts payable	1.0	152.4	90.4		---	243.8
Accrued expenses and taxes, net	24.6	155.8	54.6		---	235.0
Total current liabilities	116.6	326.0	162.5		---	605.1
Other Liabilities:
Deferred income taxes	(11.5)	23.9	16.8		---	29.2
Long-term payable to affiliate	30.0	---	---		---	30.0
Other long-term liabilities	82.8	46.3	15.4		---	144.5
	101.3	70.2	32.2		---	203.7
Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	1,311.2	30.5	7.9		---	1,349.6

Stockholder's investment	596.5	1,736.8	69.4		(1,806.2)	596.5
Total liabilities and stockholder's investment	$2,125.6	$2,163.5	$272.0		$(1,806.2)	$2,754.9

Unaudited Condensed Consolidating Balance Sheet
As of December 31, 2006

		Guarantor	Non-Guarantor			Nortek
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$11.5	$5.1	$40.8	$	---	$57.4
Restricted cash	---	1.2	---		---	1.2
Accounts receivable, less allowances	---	237.0	91.9		---	328.9
Intercompany receivables (payables)	1.6	(1.5)	(0.1)		---	---
Inventories	---	225.6	53.0		---	278.6
Prepaid expenses	2.0	8.2	3.5		---	13.7
Other current assets	10.3	2.8	11.3		---	24.4
Prepaid income taxes	0.4	19.8	1.0		---	21.2
Total current assets	25.8	498.2	201.4		---	725.4
Property and Equipment, at Cost:
Total property and equipment, net	1.4	144.0	77.1		---	222.5
Other Long-term Assets:
Investment in subsidiaries and long-term
receivable from (to) subsidiaries	1,937.9	(96.9)	(61.1)		(1,779.9)	---
Goodwill	---	1,455.9	25.5		---	1,481.4
Intangible assets, less accumulated amortization	0.8	127.3	22.3		---	150.4
Other assets	40.1	6.7	0.8		---	47.6
Total other long-term assets	1,978.8	1,493.0	(12.5)		(1,779.9)	1,679.4
Total assets	$2,006.0	$2,135.2	$266.0		$(1,779.9)	$2,627.3
LIABILITIES AND STOCKHOLDER'S
INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$10.0	---	$13.3	$	---	$23.3
Current maturities of long-term debt	7.9	9.4	2.7		---	20.0
Accounts payable	2.9	110.8	74.5		---	188.2
Accrued expenses and taxes, net	14.9	216.0	51.9		---	282.8
Total current liabilities	35.7	336.2	142.4		---	514.3
Other Liabilities:
Deferred income taxes	(9.5)	26.6	16.8		---	33.9
Long-term payable to affiliate	24.9	---	---		---	24.9
Other long-term liabilities	67.1	46.4	15.3		---	128.8
	82.5	73.0	32.1		---	187.6
Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	1,324.7	28.5	9.1		---	1,362.3

Stockholder's investment	563.1	1,697.5	82.4		(1,779.9)	563.1
Total liabilities and stockholder's investment	$2,006.0	$2,135.2	$266.0		$(1,779.9)	$2,627.3

Unaudited Condensed Consolidating Statement of Operations
For the second quarter ended June 30, 2007

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$	---	$531.4	$159.2	$(46.3)	$644.3

Costs and expenses:
Costs of products sold		---	371.4	127.0	(46.3)	452.1
Selling, general and administrative expenses, net		7.1	90.7	23.3	---	121.1
Amortization of intangible assets		0.1	5.7	0.6	---	6.4
		7.2	467.8	150.9	(46.3)	579.6
Operating (loss) earnings		(7.2)	63.6	8.3	---	64.7
Interest expense		(29.3)	(1.0)	(0.5)	---	(30.8)
Investment income		0.1	0.1	0.3	---	0.5
(Loss) income before charges and allocations
to subsidiaries and equity in subsidiaries'
earnings (loss) before income taxes		(36.4)	62.7	8.1	---	34.4
Charges and allocations to subsidiaries and
equity in subsidiaries' earnings (loss)
before income taxes		70.8	(16.1)	0.8	(55.5)	---
Earnings (loss) before provision
(benefit) for income taxes		34.4	46.6	8.9	(55.5)	34.4
Provision (benefit) for income taxes		15.7	17.4	4.3	(21.7)	15.7
Net earnings (loss)		$18.7	$29.2	$4.6	$(33.8)	$18.7

Unaudited Condensed Consolidating Statement of Operations
For the second quarter ended July 1, 2006

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$	---	$464.4	$138.3	$(38.9)	$563.8

Costs and expenses:
Costs of products sold		---	323.9	108.7	(38.9)	393.7
Selling, general and administrative expenses, net		6.3	42.5	18.5	---	67.3
Amortization of intangible assets		0.1	5.0	0.7	---	5.8
		6.4	371.4	127.9	(38.9)	466.8
Operating (loss) earnings		(6.4)	93.0	10.4	---	97.0
Interest expense		(27.2)	(0.5)	(0.3)	---	(28.0)
Investment income		0.4	---	0.1	---	0.5
(Loss) income before charges and allocations
to subsidiaries and equity in subsidiaries'
earnings (loss) before income taxes		(33.2)	92.5	10.2	---	69.5
Charges and allocations to subsidiaries and
equity in subsidiaries' earnings (loss)
before income taxes		102.7	(21.5)	0.1	(81.3)	---
Earnings (loss) before provision
(benefit) for income taxes		69.5	71.0	10.3	(81.3)	69.5
Provision (benefit) for income taxes		26.4	25.9	4.1	(30.0)	26.4
Net earnings (loss)		$43.1	$45.1	$6.2	$(51.3)	$43.1

Unaudited Condensed Consolidating Statement of Operations
For the first six months ended June 30, 2007

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$	---	$975.3	$304.1	$(82.6)	$1,196.8

Costs and expenses:
Costs of products sold		---	677.4	241.9	(82.6)	836.7
Selling, general and administrative expenses, net		13.7	180.7	43.7	---	238.1
Amortization of intangible assets		0.2	11.0	1.2	---	12.4
		13.9	869.1	286.8	(82.6)	1,087.2
Operating (loss) earnings		(13.9)	106.2	17.3	---	109.6
Interest expense		(57.5)	(1.6)	(0.9)	---	(60.0)
Investment income		0.3	0.1	0.5	---	0.9
(Loss) income before charges and allocations
to subsidiaries and equity in subsidiaries'
earnings (loss) before income taxes		(71.1)	104.7	16.9	---	50.5
Charges and allocations to subsidiaries and
equity in subsidiaries' earnings (loss)
before income taxes		121.6	(28.2)	1.2	(94.6)	---
Earnings (loss) before provision
(benefit) for income taxes		50.5	76.5	18.1	(94.6)	50.5
Provision (benefit) for income taxes		22.6	28.5	8.0	(36.5)	22.6
Net earnings (loss)		$27.9	$48.0	$10.1	$(58.1)	$27.9

Unaudited Condensed Consolidating Statement of Operations
For the first six months ended July 1, 2006

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$	---	$907.3	$268.6	$(77.6)	$1,098.3

Costs and expenses:
Costs of products sold		---	627.6	214.2	(77.6)	764.2
Selling, general and administrative expenses, net		12.8	114.5	35.1	---	162.4
Amortization of intangible assets		0.3	8.5	1.2	---	10.0
		13.1	750.6	250.5	(77.6)	936.6
Operating (loss) earnings		(13.1)	156.7	18.1	---	161.7
Interest expense		(54.3)	(1.1)	(0.6)	---	(56.0)
Investment income		1.0	---	0.2	---	1.2
(Loss) income before charges and allocations
to subsidiaries and equity in subsidiaries'
earnings (loss) before income taxes		(66.4)	155.6	17.7	---	106.9
Charges and allocations to subsidiaries and
equity in subsidiaries' earnings (loss)
before income taxes		173.3	(34.2)	0.2	(139.3)	---
Earnings (loss) before provision
(benefit) for income taxes		106.9	121.4	17.9	(139.3)	106.9
Provision (benefit) for income taxes		40.6	44.4	6.9	(51.3)	40.6
Net earnings (loss)		$66.3	$77.0	$11.0	$(88.0)	$66.3

Unaudited Condensed Consolidating Cash Flow Statement
For the first six months ended June 30, 2007

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(48.4)	$93.1	$1.4	$46.1
Cash Flows from investing activities:
Capital expenditures	---	(9.6)	(4.5)	(14.1)
Net cash paid for businesses acquired	---	(76.3)	---	(76.3)
Payment in connection with NTK Holdings senior
unsecured loan facility rollover	(4.5)	---	---	(4.5)
Proceeds from the sale of property and equipment	---	0.1	---	0.1
Change in restricted cash and marketable securities	---	1.2	---	1.2
Other, net	---	(0.5)	(0.1)	(0.6)
Net cash used in investing activities	(4.5)	(85.1)	(4.6)	(94.2)
Cash Flows from financing activities:
Increase in borrowings	84.0	---	5.0	89.0
Payment of borrowings	(14.4)	(3.3)	(5.3)	(23.0)
Net cash provided by (used in) financing activities	69.6	(3.3)	(0.3)	66.0
Net change in unrestricted cash and cash equivalents	16.7	4.7	(3.5)	17.9
Unrestricted cash and cash equivalents at the beginning
of the period	11.5	5.1	40.8	57.4
Unrestricted cash and cash equivalents at the end
of the period	$28.2	$9.8	$37.3	$75.3

Unaudited Condensed Consolidating Cash Flow Statement
For the first six months ended July 1, 2006

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(39.3)	$62.6	$34.7	$58.0
Cash Flows from investing activities:
Capital expenditures	(0.1)	(10.6)	(12.0)	(22.7)
Net cash paid for businesses acquired	---	(56.9)	---	(56.9)
Proceeds from the sale of property and equipment	1.9	0.6	0.1	2.6
Other, net	(0.9)	(1.4)	(0.3)	(2.6)
Net cash provided by (used in) investing activities	0.9	(68.3)	(12.2)	(79.6)
Cash Flows from financing activities:
Increase in borrowings	55.0	13.8	0.1	68.9
Payment of borrowings	(34.0)	(5.1)	(0.9)	(40.0)
Dividends	(28.1)	---	---	(28.1)
Other, net	(1.5)	---	---	(1.5)
Net cash (used in) provided by financing activities	(8.6)	8.7	(0.8)	(0.7)
Net change in unrestricted cash and cash equivalents	(47.0)	3.0	21.7	(22.3)
Unrestricted cash and cash equivalents at the beginning
of the period	57.2	3.6	16.4	77.2
Unrestricted cash and cash equivalents at the end
of the period	$10.2	$6.6	$38.1	$54.9

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2007
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 1, 2006

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nortek, Inc. and its wholly-owned subsidiaries (individually and collectively the “Company” or “Nortek”) are leading diversified global manufacturers of innovative, branded residential and commercial products, operating within three reporting segments:

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

Acquisitions

The Company has made the following acquisitions since January 1, 2006:

Acquired Company	Date of Acquisition	Primary Business of Acquired Company	Reporting Segment

Home Logic, LLC	July 27, 2007	Design and sale of software and hardware that facilitates the control of third party residential subsystems such as home theatre, whole-house audio, climate control, lighting, security and irrigation.	HTP

Aigis Mechtronics, Inc.	July 23, 2007	Manufacture and sale of equipment, such as cameras, and housings into the close-circuit television portion of the global security market.	HTP

International Electronics, Inc.	June 25, 2007	Design and sale of security and access control components and systems for use in residential and light commercial applications.	HTP

c.p. All Star Corporation	April 10, 2007	Manufacture and distribution of residential, commercial and industrial gate operators, garage door openers, radio controls and accessory products for the garage door and fence industry.	HTP

LiteTouch, Inc.	March 2, 2007	Design, manufacture and sale of automated lighting controls for a variety of uses including residential, commercial, new construction and retro-fit applications.	HTP

Gefen, Inc.	December 12, 2006	Design and sale of audio and video products which extend, switch, distribute and convert signals in a variety of formats, including high definition, for both the residential and commercial markets.	HTP

Zephyr Corporation	November 17, 2006	Design and sale of upscale range hoods.	RVP

Pacific Zephyr Range Hood, Inc.	November 17, 2006	Design, sale and installation of range hoods and other kitchen products for Asian cooking markets in the United States.	RVP

Magenta Research, Ltd.	July 18, 2006	Design and sale of products that distribute audio and video signals over Category 5 and fiber optic cable to multiple display screens.	HTP

Secure Wireless, Inc.	June 26, 2006	Design and sale of wireless security products for the residential and commercial markets.	HTP

Advanced Bridging Technologies, Inc.	June 26, 2006	Design and sale of innovative radio frequency control products and accessories.	HTP

Huntair, Inc.	April 14, 2006	Design, manufacture and sale of custom air handlers and related products for commercial and clean room applications.	HVAC

Cleanpak International, LLC	April 14, 2006	Design, manufacture and sale of custom air handlers and related products for commercial and clean room applications.	HVAC

Furman Sound, Inc.	February 22, 2006	Design and sale of audio and video signal processors and innovative power conditioning and surge protection products.	HTP

Mammoth (Zhejiang) EG Air Conditioning Ltd. (1)	January 25, 2006	Design, manufacture and sale of commercial HVAC products, including water source heat pumps.	HVAC

Shanghai Mammoth Air Conditioning Co., Ltd. (1)	January 25, 2006	Design, manufacture and sale of commercial HVAC products, including water source heat pumps.	HVAC

(1) On January 25, 2006, the Company increased its ownership to 60%. On June 15, 2007, the Company increased this ownership from 60% to 75%.

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

Results of Operations

The following table presents the financial information for the Company’s reporting segments for the second quarter ended June 30, 2007 and July 1, 2006:

	For the second quarter ended		Net Change
	June 30, 2007	July 1, 2006	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$206.1	$207.3	$(1.2)	(0.6)%
Home technology products	143.9	115.1	28.8	25.0
Air conditioning and heating products	294.3	241.4	52.9	21.9
Consolidated net sales	$644.3	$563.8	$80.5	14.3%
Operating earnings:
Residential ventilation products (1)	$26.0	$69.8	$(43.8)	(62.8)%
Home technology products (2)	23.3	14.4	8.9	61.8
Air conditioning and heating products (3)	22.7	19.3	3.4	17.6
Subtotal	72.0	103.5	(31.5)	(30.4)
Unallocated:
Stock-based compensation charges	(0.1)	(0.1)	---	---
Foreign exchange gain on intercompany debt	0.2	0.2	---	---
Unallocated, net	(7.4)	(6.6)	(0.8)	(12.1)
Consolidated operating earnings	$64.7	$97.0	$(32.3)	(33.3)%
Depreciation and amortization expense:
Residential ventilation products	$5.4	$4.8	$0.6	12.5%
Home technology products	4.6	3.2	1.4	43.8
Air conditioning and heating products (4)	6.3	7.7	(1.4)	(18.2)
Unallocated	0.2	0.4	(0.2)	(50.0)
	$16.5	$16.1	$0.4	2.5%
Operating earnings margin:
Residential ventilation products (1)	12.6%	33.7%
Home technology products (2)	16.2	12.5
Air conditioning and heating products (3)	7.7	8.0
Consolidated	10.0%	17.2%
Depreciation and amortization expense as a % of net sales:
Residential ventilation products	2.6%	2.3%
Home technology products	3.2	2.8
Air conditioning and heating products (4)	2.1	3.2
Consolidated	2.6%	2.9%

(1)
The operating results of the RVP segment for the second quarter ended June 30, 2007 include an approximate $0.8 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $0.3 million (see Note G of the Notes to the Unaudited Financial Statements included elsewhere herein) and a non-cash foreign exchange loss of approximately $0.5 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.  The operating results of the RVP segment for the second quarter ended July 1, 2006 include an approximate $35.9 million curtailment gain related to post-retirement medical benefits and an approximate $3.5 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility.

(2)
The operating results of the HTP segment for the second quarter ended June 30, 2007 include a charge of approximately $0.5 million related to a reserve for amounts due from a customer and a decrease in warranty expense of approximately $0.2 million related to a product safety upgrade.  The operating results of the HTP segment for the second quarter ended July 1, 2006 include an increase in warranty expense of approximately $4.0 million related to a product safety upgrade.

(3)
The operating results of the HVAC segment for the second quarter ended June 30, 2007 include a charge of approximately $0.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein).

(4)	Includes amortization of approximately $2.1 million for the second quarter ended July 1, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

The following table presents the financial information for the Company’s reporting segments for the first six months ended June 30, 2007 and July 1, 2006:

	For the first six months ended		Net Change
	June 30, 2007	July 1, 2006	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$414.8	$418.9	$(4.1)	(1.0)%
Home technology products	267.1	222.6	44.5	20.0
Air conditioning and heating products	514.9	456.8	58.1	12.7
Consolidated net sales	$1,196.8	$1,098.3	$98.5	9.0%
Operating earnings:
Residential ventilation products (1)	$51.2	$105.9	$(54.7)	(51.7)%
Home technology products (2)	39.8	31.7	8.1	25.6
Air conditioning and heating products (3)	32.5	37.2	(4.7)	(12.6)
Subtotal	123.5	174.8	(51.3)	(29.3)
Unallocated:
Stock-based compensation charges	(0.2)	(0.2)	---	---
Foreign exchange gain on intercompany debt	0.3	0.3	---	---
Unallocated, net	(14.0)	(13.2)	(0.8)	(6.1)
Consolidated operating earnings	$109.6	$161.7	$(52.1)	(32.2)%
Depreciation and amortization expense:
Residential ventilation products	$9.7	$9.5	$0.2	2.1%
Home technology products (4)	8.6	6.2	2.4	38.7
Air conditioning and heating products (5)	12.3	12.0	0.3	2.5
Unallocated	0.5	0.6	(0.1)	(16.7)
	$31.1	$28.3	$2.8	9.9%
Operating earnings margin:
Residential ventilation products (1)	12.3%	25.3%
Home technology products (2)	14.9	14.2
Air conditioning and heating products (3)	6.3	8.1
Consolidated	9.2%	14.7%
Depreciation and amortization expense as a % of net sales:
Residential ventilation products	2.3%	2.3%
Home technology products (4)	3.2	2.8
Air conditioning and heating products (5)	2.4	2.6
Consolidated	2.6%	2.6%

(1)
The operating results of the RVP segment for the first six months ended June 30, 2007 include an approximate $1.4 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $1.3 million (see Note G of the Notes to the Unaudited Financial Statements included elsewhere herein) and a non-cash foreign exchange loss of approximately $0.4 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.  The operating results of the RVP segment for the first six months ended July 1, 2006 include an approximate $35.9 million curtailment gain related to post-retirement medical benefits, an approximate $3.5 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility and an increase in warranty expense of approximately $1.5 million related to a product safety upgrade.

(2)
The operating results of the HTP segment for the second quarter ended June 30, 2007 include a charge of approximately $0.5 million related to a reserve for amounts due from a customer and a decrease in warranty expense of approximately $0.2 million related to a product safety upgrade.  The operating results of the HTP segment for the first six months ended July 1, 2006 include an increase in warranty expense of approximately $4.0 million related to a product safety upgrade.

(3)
The operating results of the HVAC segment for the first six months ended June 30, 2007 include a charge of approximately $0.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein) and a charge of approximately $1.8 million related to a reserve for amounts due from a customer.

(4)	Includes amortization of approximately $0.1 million for the first six months ended July 1, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.
(5)	Includes amortization of approximately $2.1 million for the first six months ended July 1, 2006 of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold.

The following table presents the financial information for the second quarter ended June 30, 2007 and July 1, 2006.  The results of operations for the second quarter ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in earnings in
			the second quarter 2007
			as compared to the
	For the second quarter ended		second quarter 2006
	June 30, 2007	July 1, 2006	$	%
	(Dollar amounts in millions)

Net sales	$644.3	$563.8	$80.5	14.3%
Cost of products sold	452.1	393.7	(58.4)	(14.8)
Selling, general and administrative expense, net	121.1	67.3	(53.8)	(79.9)
Amortization of intangible assets	6.4	5.8	(0.6)	(10.3)
Operating earnings	64.7	97.0	(32.3)	(33.3)
Interest expense	(30.8)	(28.0)	(2.8)	(10.0)
Investment income	0.5	0.5	---	---
Earnings before provision for income taxes	34.4	69.5	(35.1)	(50.5)
Provision for income taxes	15.7	26.4	10.7	40.5
Net earnings	$18.7	$43.1	$(24.4)	(56.6)%

			Change in percentage for
	Percentage of net sales		the second quarter 2007
	second quarter ended		as compared to the
	June 30, 2007	July 1, 2006	second quarter 2006

Net sales	100.0%	100.0%	---%
Cost of products sold	70.2	69.8	(0.4)
Selling, general and administrative expense, net	18.8	12.0	(6.8)
Amortization of intangible assets	1.0	1.0	---
Operating earnings	10.0	17.2	(7.2)
Interest expense	(4.8)	(5.0)	0.2
Investment income	0.1	0.1	---
Earnings before provision for income taxes	5.3	12.3	(7.0)
Provision for income taxes	2.4	4.7	2.3
Net earnings	2.9%	7.6%	(4.7)%

The following table presents the financial information for the first six months ended June 30, 2007 and July 1, 2006.  The results of operations for the first quarter ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in earnings in
			the first six months 2007
			as compared to the
	For the first six months ended		first six months 2006
	June 30, 2007	July 1, 2006	$	%
	(Dollar amounts in millions)

Net sales	$1,196.8	$1,098.3	$98.5	9.0%
Cost of products sold	836.7	764.2	(72.5)	(9.5)
Selling, general and administrative expense, net	238.1	162.4	(75.7)	(46.6)
Amortization of intangible assets	12.4	10.0	(2.4)	(24.0)
Operating earnings	109.6	161.7	(52.1)	(32.2)
Interest expense	(60.0)	(56.0)	(4.0)	(7.1)
Investment income	0.9	1.2	(0.3)	(25.0)
Earnings before provision for income taxes	50.5	106.9	(56.4)	(52.8)
Provision for income taxes	22.6	40.6	18.0	44.3
Net earnings	$27.9	$66.3	$(38.4)	(57.9)%

			Change in percentage for
	Percentage of net sales		the first six months 2007
	first six months ended		as compared to the
	June 30, 2007	July 1, 2006	first six months 2006

Net sales	100.0%	100.0%	---%
Cost of products sold	69.9	69.6	(0.3)
Selling, general and administrative expense, net	19.9	14.8	(5.1)
Amortization of intangible assets	1.0	0.9	(0.1)
Operating earnings	9.2	14.7	(5.5)
Interest expense	(5.1)	(5.1)	---
Investment income	0.1	0.1	---
Earnings before provision for income taxes	4.2	9.7	(5.5)
Provision for income taxes	1.9	3.7	1.8
Net earnings	2.3%	6.0%	(3.7)%

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

The operating results of the Company were impacted in the first six months of 2007 by a decline in sales to the built-in products and residential air conditioning products wholesale channels as the housing market continues to be weak.  Higher material costs, which were partially offset by continued strategic sourcing initiatives as well as sales price increases, also impacted the first six months of 2007.

Net Sales.  Consolidated net sales increased approximately $80.5 million or 14.3% for the second quarter ended June 30, 2007 as compared to the second quarter ended July 1, 2006 and increased approximately $98.5 million or 9.0% for the first six months ended June 30, 2007 as compared to the first six months ended July 1, 2006 as discussed further in the following paragraphs.  Acquisitions contributed approximately $35.2 million and $88.9 million to net sales for the second quarter and first six months ended June 30, 2007, respectively.

In the RVP segment, net sales decreased approximately $1.2 million or 0.6% for the second quarter ended June 30, 2007 as compared to the second quarter ended July 1, 2006 and decreased approximately $4.1 million or 1.0% for the first six months ended June 30, 2007 as compared to the first six months ended July 1, 2006.  Net sales in the RVP segment for the second quarter and first six months ended June 30, 2007 reflects an increase of approximately $3.1 million and $6.4 million, respectively, attributable to the effect of changes in foreign currency exchange rates and includes approximately $6.6 million and $13.6 million, respectively, attributable to acquisitions.

Excluding the effect of acquisitions and foreign exchange, net sales in the RVP segment decreased approximately $10.9 million in the second quarter of 2007 as compared to the second quarter of 2006 and decreased approximately $24.1 million in the first six months of 2007 as compared to the first six months of 2006.  The decrease in net sales in the RVP segment for the second quarter and first six months ended June 30, 2007 as compared to the same periods of 2006 reflects lower sales volume of bathroom exhaust fans and kitchen range hoods, primarily in the RVP segment’s domestic subsidiaries, partially offset by price increases in the second quarter and first six months of 2007 of kitchen range hoods and bathroom exhaust fans.  Higher average unit sales prices also contributed to offset the decline in net sales.  Higher average unit sales prices of kitchen range hoods and bathroom exhaust fans reflect, in part, the impact of the sale of new products with higher price points and an increase in the relative percentage of products sold with higher sales price points as compared to 2006.  Kitchen range hoods and bathroom exhaust fans are the largest product category sold in the RVP segment, accounting for approximately 80.8% and 81.2% of the total RVP segment’s net sales for the second quarter and first six months ended June 30, 2007.  Excluding the effect of acquisitions and foreign currency exchange rates, sales of range hoods and bathroom exhaust fans decreased approximately 3.7% and 5.0% in the second quarter and first six months of 2007, respectively, for the RVP segment’s domestic subsidiaries and decreased approximately 1.6% and 0.2% in the second quarter and first six months of 2007, respectively, for the RVP segment’s foreign subsidiaries.

In the HTP segment, net sales increased approximately $28.8 million or 25.0% for the second quarter ended June 30, 2007 as compared to the second quarter ended July 1, 2006 and increased approximately $44.5 million or 20.0% for the first six months ended June 30, 2007 as compared to the first six months ended July 1, 2006.  The increase in net sales in the HTP segment for the second quarter and first six months ended June 30, 2007 includes approximately $24.1 million and $41.2 million, respectively, attributable to acquisitions and an increase of approximately $0.1 million and $0.3 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  The remaining increase in net sales in the HTP segment is due to increased sales volume of audio and video distribution equipment and speakers, partially offset by, a decline in sales of certain security and access control products.

In the HVAC segment, net sales increased approximately $52.9 million or 21.9% for the second quarter ended June 30, 2007 as compared to the second quarter ended July 1, 2006 and increased approximately $58.1 million or 12.7% for the first six months ended June 30, 2007 as compared to the first six months ended July 1, 2006.  Net sales in the HVAC segment for the second quarter and first six months ended June 30, 2007 include an increase of approximately $4.5 million and $34.1 million, respectively, attributable to acquisitions and an increase of approximately $2.1 million and $4.4 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  The remaining increase in net sales in the HVAC segment for the second quarter ended June 30, 2007 as compared to the same period of 2006 includes higher sales volume for products sold to both residential site-built and manufactured housing customers, as well as, higher sales volume of HVAC products sold to commercial customers.  The remaining increase in net sales in the HVAC segment for the first six months ended June 30, 2007 as compared to the same period of 2006 includes higher sales volume of HVAC products sold to commercial customers, partially offset by lower sales volume for products sold to both residential site-built and manufactured housing customers.  Sales of products to residential site-built customers increased approximately 13.4% over the second quarter ended July 1, 2006 and decreased approximately 8.5% over the first six months ended July 1, 2006.  Net sales in the HVAC segment for HVAC products sold to residential site-built customers constituted the largest category of product sold to a particular group of customers within the HVAC segment.  The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 5.0% and 4.7% of the Company’s consolidated net sales for the second quarter ended June 30, 2007 and July 1, 2006, respectively, and constituted approximately 4.6% and 5.5% of the Company’s consolidated net sales for the first six months ended June 30, 2007 and July 1, 2006, respectively.

Foreign net sales, which are attributed based on the location of the Company’s subsidiary responsible for the sale, were approximately 19.9% and 19.2% of consolidated net sales for the second quarter ended June 30, 2007 and July 1, 2006, respectively, and were approximately 20.9% and 18.9% of consolidated net sales for the first six months ended June 30, 2007 and July 1, 2006, respectively.  Net sales from the Company’s Canadian subsidiaries were approximately 7.9% and 7.8% of consolidated net sales for the second quarter ended June 30, 2007 and July 1, 2006, respectively, and were approximately 8.2% and 8.1% of consolidated net sales for the first six months ended June 30, 2007 and July 1, 2006, respectively.  Net sales from the Company’s Canadian subsidiaries include net sales from the Company’s RVP and HVAC segments.  Net sales from the Company’s European subsidiaries were approximately 9.1% and 9.6% of consolidated net sales for the second quarter ended June 30, 2007 and July 1, 2006, respectively, and were approximately 10.2% and 9.3% of consolidated net sales for the first six months ended June 30, 2007 and July 1, 2006, respectively.  Net sales from the Company’s European subsidiaries include net sales primarily from the Company’s RVP and HVAC segments and to a lesser extent the Company’s HTP segment.

Cost of Products Sold.  Consolidated cost of products sold was approximately $452.1 million for the second quarter ended June 30, 2007 as compared to approximately $393.7 million for the second quarter ended July 1, 2006 and was approximately $836.7 million for the first six months ended June 30, 2007 as compared to approximately $764.2 million for the first six months ended July 1, 2006.  Cost of products sold, as a percentage of net sales, increased from approximately 69.8% for the second quarter ended July 1, 2006 to approximately 70.2% for the second quarter ended June 30, 2007 and increased from approximately 69.6% for the first six months ended July 1, 2006 to approximately 69.9% for the first six months ended June 30, 2007, primarily as a result of the factors that follow.

Overall, consolidated material costs were approximately 47.5% and 44.7% of net sales for the second quarter ended June 30, 2007 and July 1, 2006, respectively, and were approximately 46.4% and 44.3% of net sales for the first six months ended June 30, 2007 and July 1, 2006, respectively.  As compared to the second quarter and first six months of 2006, the Company experienced higher material costs related to purchases of steel, copper and related purchased components, such as motors.  These material cost increases in the second quarter of 2007 as compared to the same period of 2006 were offset by decreases in other material costs related to purchases of aluminum, plastics and purchased components, such as fans and blowers, and in the first six months of 2007, the Company experienced decreases in material costs related to purchases of aluminum.  Cost increases during the second quarter and first six months of 2007 as compared to the same periods of 2006 were partially offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases.

During the second quarter of 2007, the Company realized a reduction in freight costs due to its strategic sourcing initiatives including obtaining favorable shipping rates for lower cost “full truckload” shipments and higher dollars per shipment based on increased volumes, as well as through other cost reduction measures.  These cost reduction measures reduce the overall effect of freight costs on cost of goods sold as a percentage of net sales.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

In the RVP segment, cost of products sold for the second quarter ended June 30, 2007 was approximately $143.4 million, or 69.6% as a percentage of the RVP segment’s net sales, as compared to approximately $139.9 million, or 67.5% as a percentage of the RVP segment’s net sales for the second quarter ended July 1, 2006.  In the RVP segment, cost of products sold for the first six months ended June 30, 2007 was approximately $288.9 million, or 69.6% as a percentage of the RVP segment’s net sales, as compared to approximately $284.5 million, or 67.9% as a percentage of the RVP segment’s net sales for the first six months ended July 1, 2006.  Cost of products sold in the RVP segment for the second quarter and first six months ended June 30, 2007 includes (1) an increase of approximately $2.5 million and $5.3 million, respectively, related to the effect of changes in foreign currency exchange rates and (2) approximately $3.9 million and $8.3 million, respectively, of cost of products sold from acquisitions.  Cost of products sold in the RVP segment for the second quarter and first six months ended July 1, 2006 includes approximately $1.4 million of severance charges recorded in the second quarter of 2006 related to the planned closure of the Company’s NuTone facility (see note H of the Notes to the Unaudited Financial Statements included elsewhere herein) and increased warranty expense of approximately $1.5 million related to a product safety upgrade recorded in the first six months of 2006.  The increase in the percentage of cost of products sold to net sales for the second quarter and first six months ended June 30, 2007 over the same periods of 2006 reflects increased material costs and a decline in sales volume of kitchen range hoods and bathroom exhaust fans without a proportionate decrease in costs.

In the HTP segment, cost of products sold for the second quarter ended June 30, 2007 was approximately $76.0 million, or 52.8% as a percentage of the HTP segment’s net sales, as compared to approximately $65.0 million, or 56.5% as a percentage of the HTP segment’s net sales for the second quarter ended July 1, 2006.  In the HTP segment, cost of products sold for the first six months ended June 30, 2007 was approximately $141.8 million, or 53.1% as a percentage of the HTP segment’s net sales, as compared to approximately $121.7 million, or 54.7% as a percentage of the HTP segment’s net sales for the first six months ended July 1, 2006.  Cost of products sold in the HTP segment for the second quarter and first six months ended June 30, 2007 reflects (1) approximately $12.7 million and $21.9 million, respectively, of cost of products sold contributed from acquisitions, (2) a decrease in warranty expense of approximately $0.2 million related to a product safety upgrade recorded in the second quarter of 2007 and (3) an increase of approximately $0.1 million related to the effect of changes in foreign currency exchange rates in the first six months of 2007.  Cost of products sold in the HTP segment for the second quarter and first six months ended July 1, 2006 includes (1) increased warranty costs of approximately $4.0 million related to a product safety upgrade recorded in the second quarter of 2006 and (2) a non-cash charge of approximately $0.1 million related to the amortization of purchase price allocated to inventory.  The decrease in the percentage of cost of products sold to net sales for the second quarter and first six months ended June 30, 2007 as compared to the second quarter and first six months ended July 1, 2006 is primarily as a result of increased warranty costs recorded in 2006, as noted above.

In the HVAC segment, cost of products sold for the second quarter ended June 30, 2007 was approximately $232.7 million, or 79.1% as a percentage of the HVAC segment’s net sales, as compared to approximately $188.8 million, or 78.2% as a percentage of the HVAC segment’s net sales for the second quarter ended July 1, 2006.  In the HVAC segment, cost of products sold for the first six months ended June 30, 2007 was approximately $406.0 million, or 78.9% as a percentage of the HVAC segment’s net sales, as compared to approximately $358.0 million, or 78.4% as a percentage of the HVAC segment’s net sales for the first six months ended July 1, 2006.  Cost of products sold in the HVAC segment for the second quarter and first six months ended June 30, 2007 includes (1) an increase of approximately $3.1 million and $21.0 million, respectively, attributable to acquisitions and (2) an increase of approximately $1.6 million and $3.5 million, respectively, related to the effect of changes in foreign currency exchange rates as compared to the second quarter and first six months of 2006.  Cost of products sold in the HVAC segment for the second quarter and first six months ended July 1, 2006 includes a non-cash charge of approximately $2.1 million related to the amortization of purchase price allocated to inventory.  The increase in cost of products sold as a percentage of net sales for the second quarter and first six months ended June 30, 2007 as compared to the same periods of 2006 reflects the effect of higher material costs related primarily to purchases of copper, steel and purchased components such as motors.

Selling, General and Administrative Expense, Net.  Consolidated selling, general and administrative expense, net (“SG&A”) was approximately $121.1 million for the second quarter ended June 30, 2007 as compared to approximately $67.3 million for the second quarter ended July 1, 2006 and was approximately $238.1 million for the first six months ended June 30, 2007 as compared to approximately $162.4 million for the first six months ended July 1, 2006.  SG&A as a percentage of net sales increased from approximately 12.0% for the second quarter ended July 1, 2006 to approximately 18.8% for the second quarter ended June 30, 2007 and increased from approximately 14.8% for the first six months ended July 1, 2006 to approximately 19.9% for the first six months ended June 30, 2007.  This increase in SG&A as a percentage of net sales is principally due to the effect of a curtailment gain in the second quarter of 2006 of approximately $35.9 million in the RVP segment related to post-retirement medical and life insurance benefits from the final implementation of a union contract that no longer provides such benefits.

SG&A for the second quarter and first six months ended June 30, 2007 also includes (1) approximately $9.3 million and $19.2 million, respectively, from acquisitions in all three of the Company’s segments, (2) an increase of approximately $1.6 million and $4.7 million, respectively, of displays expense in the RVP segment, (3) charges of approximately $0.5 million and $2.3 million, respectively, related to reserves or amounts due from customers in the HTP and HVAC segments, (4) an increase of approximately $0.8 million (of which approximately $0.3 million is included in the RVP segment, approximately $0.1 million is included in the HTP segment and approximately $0.4 million is included in the HVAC segment) and $1.8 million (of which approximately $0.7 million is included in the RVP segment, approximately $0.3 million is included in the HTP segment and approximately $0.8 million is included in the HVAC segment), respectively, related to the effect of changes in foreign currency exchange rates, (5) approximately $0.8 million and $1.4 million, respectively, of severance charges related to the closure of the Company’s NuTone facility within the RVP segment (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), (6) approximately $0.3 million recorded in the second quarter ended June 30, 2007 of severance charges related to the closure of the Company’s Mammoth facility within the HTP segment (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), (7) approximately $0.3 million and $1.3 million, respectively, of legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland in the RVP segment, (8) a non-cash foreign exchange loss of approximately $0.3 million (of which approximately $0.5 million is included in the RVP segment) and $0.1 million (of which approximately $0.4 million is included in the RVP segment), respectively, related to intercompany debt not indefinitely invested in the Company’s subsidiaries and (9) approximately $0.1 million and $0.2 million, respectively, of stock-based compensation expense, which is recorded in Unallocated.

SG&A for the second quarter and first six months ended July 1, 2006 includes (1) a curtailment gain of post-retirement medical benefits of approximately $35.9 million recorded in the second quarter of 2006, (2) approximately $2.1 million of severance, equipment write-offs and other charges recorded in the second quarter of 2006 related to the planned closure of the Company’s NuTone facility within the RVP segment (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), (3) approximately $0.1 million and $0.2 million, respectively, of stock-based compensation expense, which is recorded in Unallocated and (2) a non-cash foreign exchange gain of approximately $0.2 million and $0.3 million, respectively, all of which is included in Unallocated, related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Amortization of Intangible Assets.  Amortization of intangible assets increased approximately $0.6 million from approximately $5.8 million for the second quarter ended July 1, 2006 to approximately $6.4 million for the second quarter ended June 30, 2007 and increased approximately $2.4 million from approximately $10.0 million for the first six months ended July 1, 2006 to approximately $12.4 million for the first six months ended June 30, 2007.  The change in amortization of intangible assets is due to the impact of acquisitions, which contributed approximately $1.3 million and $3.4 million to the increase in the second quarter and first six months ended June 30, 2007, respectively, offset by higher amortization expense in the prior periods as a result of accelerated amortization methods.

Depreciation Expense.  Depreciation expense increased approximately $1.9 million from approximately $8.2 million for the second quarter ended July 1, 2006 to approximately $10.1 million for the second quarter ended June 30, 2007 and increased approximately $2.6 million from approximately $16.1 million for the first six months ended July 1, 2006 to approximately $18.7 million for the first six months ended June 30, 2007.  This increase is primarily attributable to capital expenditures, and to a lesser extent the impact of acquisitions in the second quarter and first six months of 2007, which represented approximately $0.3 million and $0.9 million, respectively, of the increase.

Operating Earnings.  Consolidated operating earnings decreased by approximately $32.3 million from approximately $97.0 million for the second quarter ended July 1, 2006 to approximately $64.7 million for the second quarter ended June 30, 2007 and decreased approximately $52.1 million from approximately $161.7 million for the first six months ended July 1, 2006 to approximately $109.6 million for the first six months ended June 30, 2007.  Acquisitions contributed approximately $4.9 million and $15.1 million to operating earnings for the second quarter and first six months ended June 30, 2007, respectively.  The decrease in consolidated operating earnings is primarily due to the factors discussed above and that follow.  Operating earnings, as a percentage of net sales, decreased from approximately 17.2% for the second quarter ended July 1, 2006 to approximately 10.0% for the second quarter ended June 30, 2007 and decreased from approximately 14.7% for the first six months ended July 1, 2006 to approximately 9.2% for the first six months ended June 30, 2007.

Operating earnings of the RVP segment for the second quarter ended June 30, 2007 were approximately $26.0 million as compared to approximately $69.8 million for the second quarter ended July 1, 2006 and were approximately $51.2 million for the first six months ended June 30, 2007 as compared to approximately $105.9 million for the first six months ended July 1, 2006.  Operating earnings of the RVP segment for the second quarter and first six months ended June 30, 2007 reflects (1) approximately $0.8 million and $1.4 million, respectively, of severance charges related to the closure of the Company’s NuTone facility, (2) an increase of approximately $1.6 million and $4.7 million, respectively, of displays expense, (3) an increase in earnings of approximately $0.3 million and $0.4 million, respectively, from the effect of foreign currency exchange rates, (4) approximately $0.3 million and $1.3 million, respectively, of legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland, (5) approximately $0.8 million and $0.6 million, respectively, of increased depreciation expense of property and equipment and approximately $0.2 million and $0.4 million, respectively, of decreased amortization of intangible assets, (6) a decrease of approximately $0.1 million in the second quarter of 2007 and an increase of approximately $0.2 million in the first six months of 2007 attributable to acquisitions and (7) a non-cash foreign exchange loss of approximately $0.5 million and $0.4 million, respectively, related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Operating earnings of the RVP segment for the second quarter and first six months ended July 1, 2006 reflects (1) a curtailment gain of post-retirement medical benefits of approximately $35.9 million recorded in the second quarter of 2006, (2) approximately $3.5 million of severance, equipment write-offs and other charges recorded in the second quarter of 2006 related to the planned closure of the Company’s NuTone facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein) and (3) increased warranty expense of approximately $1.5 million related to a product safety upgrade recorded in the first six months of 2006.

The remaining decrease in operating earnings in the RVP segment for the second quarter and first six months ended June 30, 2007 as compared to the same periods in 2006 is a result of the factors noted previously including the $35.9 million curtailment gain recorded in the second quarter of 2006, as well as lower sales volume of kitchen range hoods and bathroom exhaust fans, partially offset by price increases in the second quarter and first six months of 2007.

Operating earnings of the HTP segment for the second quarter ended June 30, 2007 were approximately $23.3 million as compared to approximately $14.4 million for the second quarter ended July 1, 2006 and were approximately $39.8 million in the first six months ended June 30, 2007 as compared to approximately $31.7 million for the first six months ended July 1, 2006.  Operating earnings of the HTP segment for the second quarter and first six months ended June 30, 2007 reflects (1) approximately $4.4 million and $7.2 million, respectively, of operating earnings contributed by acquisitions, (2) approximately $0.5 million and $0.9 million, respectively, of increased depreciation expense of property and equipment and approximately $0.9 million and $1.5 million, respectively, of increased amortization of intangible assets, primarily attributable to acquisitions, both of which are included in the impact of acquisitions noted above, (3) a charge of approximately $0.5 million related to a reserve for amounts due from a customer recorded in the second quarter of 2007, (4) a decrease in warranty expense of approximately $0.2 million related to a product safety upgrade and (5) a decrease in earnings of approximately $0.1 million in the first six months of 2007 from the effect of foreign currency exchange rates.

Operating earnings of the HTP segment for the second quarter and first six months ended July 1, 2006 reflects (1) increased warranty costs of approximately $4.0 million related to a product safety upgrade recorded in the second quarter of 2006 and (2) a non-cash charge of approximately $0.1 million related to the amortization of purchase price allocated to inventory recorded in the first six months of 2006.

The remaining increase in operating earnings in the HTP segment for the second quarter ended June 30, 2007 over the same period in 2006 is primarily a result of increased net sales volume of audio and video distribution equipment and speakers.  The remaining decrease in operating earnings in the HTP segment for the first six months ended June 30, 2007 over the same period in 2006 is primarily a result of lower sales volume of certain security and access control devices and increased material costs in cost of products sold, offset by increased sales volume of audio and video distribution equipment and speakers.

Operating earnings of the HVAC segment were approximately $22.7 million for the second quarter ended June 30, 2007 as compared to approximately $19.3 million for the second quarter ended July 1, 2006 and were approximately $32.5 million for the first six months ended June 30, 2007 as compared to approximately $37.2 million for the first six months ended July 1, 2006.  Operating earnings of the HVAC segment for the second quarter and first six months ended June 30, 2007 reflect (1) approximately $0.6 million and $7.7 million, respectively, of operating earnings contributed by acquisitions, (2) a charge of approximately $1.8 million related to a reserve for amounts due from a customer recorded in the first six months of 2007, (3) approximately $0.3 million recorded in the second quarter ended June 30, 2007 of severance charges related to the closure of the Company’s Mammoth facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), (4) approximately $0.7 million and $1.1 million, respectively, of increased depreciation expense of property and equipment and approximately $2.1 million and $0.8 million, respectively, of decreased amortization of intangible assets primarily attributable to acquisitions, both of which are included in the impact of acquisitions noted above and (5) an increase in earnings of approximately $0.1 million in the second quarter and first six months of 2007 from the effect of foreign currency exchange rates.

Operating earnings of the HVAC segment for the second quarter and first six months ended July 1, 2006 reflects a non-cash charge of approximately $2.1 million related to the amortization of purchase price allocated to inventory recorded in the second quarter of 2006.

The remaining decrease in operating earnings in the HVAC segment for the first six months ended June 30, 2007 as compared to the same period in 2006 is primarily the result of decreased sales volume for products sold to both residential site-built and manufactured housing customers and increased material costs related to purchases of copper, steel and purchased components such as motors, offset by higher sales levels of HVAC products sold to commercial customers.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian and European subsidiaries, were approximately 11.2% and 10.1% of operating earnings (before unallocated and corporate expenses) for the second quarter ended June 30, 2007 and July 1, 2006, respectively, and were approximately 13.9% and 10.4% of operating earnings (before unallocated and corporate expenses) for the first six months ended June 30, 2007 and July 1, 2006, respectively.  Sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest Expense.  Interest expense increased approximately $2.8 million or approximately 10.0% during the second quarter ended June 30, 2007 as compared to the second quarter ended July 1, 2006 and increased approximately $4.0 million or approximately 7.1% during the first six months ended June 30, 2007 as compared to the first six months ended July 1, 2006.  During the second quarter and first six months ended June 30, 2007, the Company experienced increases in interest expense primarily as a result of (1) approximately $2.2 million and $3.0 million, respectively, from increased borrowings and interest rates related to Nortek’s senior secured credit facility, (2) an increase of approximately $0.4 million and $0.7 million, respectively, related to increased borrowings at the Company’s subsidiaries, primarily as a result of acquisitions and (3) an increase of approximately $0.2 million and $0.3 million, respectively, related to the amortization of deferred financing costs.

Investment Income.  Investment income was approximately $0.5 million for each of the second quarters ended June 30, 2007 and July 1, 2006, respectively and was approximately $0.9 million and $1.2 million for the first six months ended June 30, 2007 and July 1, 2006, respectively.

Provision for Income Taxes.  The provision for income taxes was approximately $15.7 million for the second quarter ended June 30, 2007 as compared to approximately $26.4 million for the second quarter ended July 1, 2006 and was approximately $22.6 million for the first six months ended June 30, 2007 as compared to approximately $40.6 million for the first six months ended July 1, 2006.  The effective income tax rates of 44.8% and 38.0% for the first six months ended June 30, 2007 and July 1, 2006, respectively, differed from the United States Federal statutory rate of 35% principally as a result of the effect of non-deductible expenses, the impact of interest, foreign tax rates on foreign earnings and state income tax provisions.  The increase in the effective income tax rates between periods is primarily due to the inclusion of discrete interest on uncertain tax provisions in accordance with the provisions of FIN 48, which the Company adopted in the first quarter of 2007 (see Note F of the Notes to the Unaudited Financial Statements included elsewhere herein).

Net Earnings.  Consolidated net earnings decreased by approximately $24.4 million from approximately $43.1 million for the second quarter ended July 1, 2006 to approximately $18.7 million for the second quarter ended June 30, 2007 and decreased by approximately $38.4 million from approximately $66.3 million for the first six months ended July 1, 2006 to approximately $27.9 million for the first six months ended June 30, 2007.  The decrease in the second quarter and first six months ended June 30, 2007 was primarily due to the factors discussed above which included a decrease of approximately $32.3 million and $52.1 million, respectively, in consolidated operating earnings, an increase of approximately $2.8 million and $4.0 million, respectively, in interest expense and a decrease of approximately $0.3 million in investment income for the first six months of 2007, offset by a decrease of approximately $10.7 million and $18.0 million, respectively, in the provision for income taxes.

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

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the second quarter ended June 30, 2007 and July 1, 2006:

	For the second quarter ended
	June 30, 2007	July 1, 2006
	(Dollar amounts in millions)

Net earnings (1), (2)	$18.7	$43.1
Provision for income taxes	15.7	26.4
Interest expense (3)	30.8	28.0
Investment income	(0.5)	(0.5)
Depreciation expense	10.1	8.2
Amortization expense	6.4	7.9
EBITDA	$81.2	$113.1

(1)
In the RVP segment, net earnings for the second quarter ended June 30, 2007 include an approximate $0.8 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $0.3 million (see Note G of the Notes to the Unaudited Financial Statements included elsewhere herein) and a non-cash foreign exchange loss of approximately $0.5 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.  In the HTP segment, net earnings for the second quarter ended June 30, 2007 include a charge of approximately $0.5 million related to a reserve for amounts due from a customer and a decrease in warranty expense of approximately $0.2 million related to a product safety upgrade.  In the HVAC segment, net earnings for the second quarter ended June 30, 2007 include a charge of approximately $0.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein).  In Unallocated, net earnings for the second quarter ended June 30, 2007 includes a non-cash foreign exchange gain of approximately $0.2 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries and stock-based compensation charges of approximately $0.1 million.

(2)
In the RVP segment, net earnings for the second quarter ended July 1, 2006 include an approximate $35.9 million curtailment gain related to post-retirement medical benefits and an approximate $3.5 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein).  In the HTP segment, net earnings for the second quarter ended July 1, 2006 include an increase in warranty expense of approximately $4.0 million related to a product safety upgrade.  In Unallocated, net earnings for the second quarter ended July 1, 2006 includes a non-cash foreign exchange gain of approximately $0.2 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries and stock-based compensation charges of approximately $0.1 million.

(3)
Interest expense for the second quarter of 2007 includes cash interest of approximately $29.4 million and non-cash interest of approximately $1.4 million.  Interest expense for the second quarter of 2006 includes cash interest of approximately $26.8 million and non-cash interest of approximately $1.2 million.

The following table presents a reconciliation from net earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the first six months ended June 30, 2007 and July 1, 2006:

	For the first six months ended
	June 30, 2007	July 1, 2006
	(Dollar amounts in millions)

Net earnings (1), (2)	$27.9	$66.3
Provision for income taxes	22.6	40.6
Interest expense (3)	60.0	56.0
Investment income	(0.9)	(1.2)
Depreciation expense	18.7	16.1
Amortization expense	12.4	12.2
EBITDA	$140.7	$190.0

(1)
In the RVP segment, net earnings for the first six months ended June 30, 2007 include an approximate $1.4 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $1.3 million (see Note G of the Notes to the Unaudited Financial Statements included elsewhere herein) and a non-cash foreign exchange loss of approximately $0.4 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.  In the HTP segment, net earnings for the first six months ended June 30, 2007 include a charge of approximately $0.5 million related to a reserve for amounts due from a customer and a decrease in warranty expense of approximately $0.2 million related to a product safety upgrade.  In the HVAC segment, net earnings for the first six months ended June 30, 2007 include a charge of approximately $0.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein) and a charge of approximately $1.8 million related to a reserve for amounts due from a customer.  In Unallocated, net earnings for the first six months ended June 30, 2007 includes a non-cash foreign exchange gain of approximately $0.3 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries and stock-based compensation charges of approximately $0.2 million.

(2)
In the RVP segment, net earnings for the first six months ended July 1, 2006 include an approximate $35.9 million curtailment gain related to post-retirement medical benefits, an approximate $3.5 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein) and an increase in warranty expense of approximately $1.5 million related to a product safety upgrade.  In the HTP segment, net earnings for the first six months ended July 1, 2006 include an increase in warranty expense of approximately $4.0 million related to a product safety upgrade.  In Unallocated, net earnings for the first six months ended July 1, 2006 includes a non-cash foreign exchange gain of approximately $0.3 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries and stock-based compensation charges of approximately $0.2 million.

(3)
Interest expense for the first six months of 2007 includes cash interest of approximately $57.2 million and non-cash interest of approximately $2.8 million.  Interest expense for the first six months of 2006 includes cash interest of approximately $53.5 million and non-cash interest of approximately $2.5 million.

Liquidity and Capital Resources

Certain sole source suppliers of various fabricated material components and sub-assemblies to the Company’s kitchen range hood subsidiaries based in Italy and Poland experienced financial difficulties in January 2007 and subsequently filed for settlement with creditors to prevent bankruptcy.  The Company has secured alternative sources for all but two of these suppliers and has negotiated the purchase of the two remaining businesses from the trustee appointed by the local court in the settlement procedures.  The purchase price of the businesses to be acquired is approximately $7.8 million plus the assumption of indebtedness (estimated to be approximately $2.8 million).  The closing of these acquisitions is expected to occur in 2007.  The Company has not experienced any significant disruption in the manufacture of its products or shipments to its customers as a result of these supplier difficulties.  However, there can be no assurance that the Company will be able to complete the pending acquisitions.  If these acquisitions are not completed and these suppliers are declared bankrupt and are unable to continue in operation, the Company will be required to find alternative sources or vertically integrate similar operations into its existing business.  The Company is proceeding with such alternative plans in the unlikely event the acquisitions are not consummated.  If the Company is unable to integrate these operations into its business or find alternative suppliers for a lengthy period of time, the Company could experience a material adverse effect on its operations.  These subsidiaries based in Italy and Poland accounted for approximately 5.8% and 6.4% of the Company’s consolidated net sales and 4.1% and 3.2%, of consolidated operating earnings, before Unallocated, for the second quarter and first six months ended June 30, 2007, respectively, and accounted for approximately 6.4% of the Company’s consolidated net sales and 4.4% of consolidated operating earnings, before Unallocated, for the second quarter and first six months ended July 1, 2006, respectively.  Additionally, these subsidiaries based in Italy and Poland accounted for approximately 6.2% and 6.5% of consolidated assets at June 30, 2007 and December 31, 2006, respectively.  The Company recorded approximately $16.0 million of estimated losses in the RVP segment in the fourth quarter of 2006 in selling, general and administrative expense, net, resulting from the likelihood that these suppliers will be unable to repay the advances from our subsidiaries based in Italy and Poland and amounts due under other arrangements.  While the Company has recorded its best estimate of the losses related to these suppliers, the actual losses may be different than the amounts recorded at December 31, 2006.  The Company has incurred approximately $0.3 million and $1.3 million of legal and other professional fees and expenses in connection with these suppliers in the second quarter and first six months of 2007, respectively.

On May 5, 2006, NTK Holdings, Inc. (“NTK Holdings”), the ultimate parent of Nortek, filed a registration statement on Form S-1 (most recently amended on September 15, 2006) with the SEC for an initial public offering of shares of its common stock (the “Offering”).  Although NTK Holdings has not withdrawn its registration statement on Form S-1, there can be no assurance that NTK Holdings will complete the Offering in the foreseeable future.

The Company regularly acquires companies, typically utilizing cash and proceeds from additional indebtedness to finance these acquisitions.  Companies acquired and the payment of contingent consideration during the first six months ended June 30, 2007 and the impact on cash flows were as follows:

•
On June 25, 2007, the Company, through Linear, acquired IEI through a cash tender offer to purchase all of the outstanding shares of common stock of IEI at a price of $6.65 per share.  The total purchase price was approximately $13.8 million, of which approximately $2.3 million will be paid in the third quarter of 2007.

•
On April 10, 2007, the Company, through Linear, acquired the assets and certain liabilities of All Star for an initial purchase price of approximately $2.8 million (utilizing approximately $2.3 million of cash and issuing unsecured 6% subordinated notes totaling $0.5 million due April 2009).

•
On March 2, 2007, the Company, through Linear, acquired the stock of LiteTouch for approximately $10.5 million (utilizing approximately $8.0 million of cash and issuing unsecured 6% subordinated notes totaling $2.5 million due March 2009) plus contingent consideration, which may be payable in future years.

•
On June 26, 2006, the Company, through Linear, acquired the stock of Secure Wireless and ABT through two mergers for approximately $10.5 million, plus contingent consideration of approximately $18.1 million that was earned by Secure Wireless in 2006 and was paid in April 2007.  Additional contingent consideration may be payable in future years.

•
On April 14, 2006, the Company, through two newly formed subsidiaries of its HVAC segment, acquired the assets and certain liabilities of Huntair and Cleanpak, for approximately $48.4 million (utilizing approximately $38.4 million of cash and issuing unsecured 6% subordinated notes totaling $10.0 million due April 2008) plus contingent consideration of approximately $30.0 million which was earned in 2006 and was paid in April 2007.

•	During the first half of 2007, additional purchase price of approximately $1.5 million was paid related to the acquisition of Gefen, Inc.
•	Contingent consideration of approximately $7.5 million related to the acquisition of OmniMount, which was accrued for at December 31, 2006, was paid in the first quarter of 2007.

On July 23, 2007, the Company, through Linear, acquired the assets and certain liabilities of Aigis Mechtronics LLC (“Aigis”) for an initial purchase price of approximately $2.8 million (utilizing approximately $2.2 million of cash and issuing unsecured 6% subordinated notes totaling approximately $0.6 million due July 2011).  Aigis is located in Winston-Salem, NC and manufactures and sells equipment, such as cameras, and housings into the close-circuit television portion of the global security market.  Aigis will be included in the Home Technology Products segment in the Company’s segment reporting.

On July 27, 2007, the Company acquired all of the ownership units of HomeLogic LLC (“HomeLogic”) for an initial purchase price of approximately $5.0 million (utilizing approximately $3.0 million of cash and issuing unsecured 6% subordinated notes totaling approximately $2.0 million due July 2011) plus contingent consideration, which may be payable in future years.  HomeLogic is located in Marblehead, MA and designs and sells software and hardware that facilitates the control of third party residential subsystems such as home theatre, whole-house audio, climate control, lighting, security and irrigation.  HomeLogic will be included in the Home Technology Products segment in the Company’s segment reporting.

As described above, $48.1 million of contingent consideration was paid in April 2007 related to the Secure Wireless and the Huntair and Cleanpak acquisitions.  Contingent consideration of approximately $7.5 million related to the acquisition of OmniMount, which was accrued for at December 31, 2006, was paid in the first quarter of 2007.  The remaining estimated total maximum potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $95.2 million (see Note C of the Notes to the Unaudited Financial Statements included elsewhere herein).

The Company had consolidated debt at June 30, 2007, of approximately $1,475.9 million consisting of (i) $126.3 million of short-term borrowings and current maturities of long-term debt, (ii) $40.9 million of long-term notes, mortgage notes and other indebtedness, (iii) $10.0 million of the Company’s 9 7/8% Senior Subordinated Notes due 2011, (iv) $625.0 million of the Company’s 8 1/2% Senior Subordinated Notes due 2014 and (v) $673.7 million of long-term debt outstanding under the Company’s senior secured credit facility.

During the first six months ended June 30, 2007, the Company had a net increase in its consolidated debt of approximately $70.3 million resulting from:

(Amounts in millions)

Net borrowings under the revolving portion of the Company's senior secured credit facility	$74.0

Additional borrowings related primarily to the Company’s foreign subsidiaries	5.7

Issuance of unsecured notes related to acquisitions in the first half of 2007	3.0

Foreign currency translation	0.6

Principal payments	(13.0)

Net change in consolidated debt	$70.3

The Company’s debt to equity ratio remained unchanged from December 31, 2006 to June 30, 2007 at 2.5:1.

At August 10, 2007, the Company had approximately $79.0 million outstanding and approximately $88.6 million of additional borrowing capacity under the U.S. revolving portion of its senior secured credit facility, with approximately $22.4 million in outstanding letters of credit.  Borrowings under the revolving portion of the senior secured credit facility are used for general working capital purposes.  Under the Canadian revolving portion of its senior secured credit facility the Company had no outstanding borrowings and approximately $10.0 million of additional borrowing capacity.  Letters of credit have been issued under the Company’s revolving credit facility as additional security for (1) approximately $17.2 million relating to certain of the Company’s insurance programs, (2) approximately $3.6 million relating to leases outstanding for certain of the Company’s manufacturing facilities and (3) approximately $1.6 million relating to certain of the subsidiaries’ purchases and other requirements.  Letters of credit reduce borrowing availability under the Company’s revolving credit facility on a dollar for dollar basis.

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

At June 30, 2007, approximately $167.9 million was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive loan agreement, the Company’s senior secured credit facility.

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

The Company expects to meet its cash flow requirements for fiscal 2007, including debt repayments and acquisitions, from cash from operations, existing cash and cash equivalents and the use of the Company's senior secured credit facility.

The Company and its subsidiaries have entered into a number of operating lease obligations, purchase obligations and have guaranteed certain obligations of various third parties.  No significant changes in these obligations have occurred since December 31, 2006.

Unrestricted cash and cash equivalents increased from approximately $57.4 million at December 31, 2006 to approximately $75.3 million at June 30, 2007.  The Company has classified as restricted, in the accompanying unaudited condensed consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in its operations.  At June 30, 2007, approximately $3.3 million (of which approximately $2.0 million is included in long-term assets) of cash and cash equivalents are held primarily as collateral to fund future capital expenditures within the Company’s segments, as well as to fund certain benefit obligations relating to supplemental executive retirement plans.

The Company’s combined short-term and long-term warranty liabilities increased from approximately $41.2 million at December 31, 2006 to approximately $43.4 million at June 30, 2007.  Warranty expense decreased from approximately $10.2 million for the second quarter ended July 1, 2006 to approximately $7.8 million for the second quarter ended June 30, 2007 and decreased from approximately $17.5 million for the first six months ended July 1, 2006 to approximately $13.3 million for the first six months ended June 30, 2007.  The decrease in warranty expense for the second quarter and first six months ended June 30, 2007 as compared to the same periods of 2006 is primarily as a result of approximately $4.0 million and $5.5 million recorded in the second quarter and first six months of 2006 in the RVP and HTP segments related to product safety upgrades.  The Company provides for estimated warranty liabilities at the time of sale and periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Capital expenditures were approximately $7.3 million for the second quarter ended June 30, 2007 as compared to approximately $10.6 million for the second quarter ended July 1, 2006 and were approximately $14.1 million for the first six months ended June 30, 2007 as compared to approximately $22.7 million for the first six months ended July 1, 2006.  Capital expenditures were approximately $42.3 million for the year ended December 31, 2006 and are expected to be between approximately $35.0 million and $40.0 million in 2007.  Under Nortek’s amended senior secured credit facility, capital expenditures are limited to approximately $67.0 million in 2007.

The Company’s working capital increased from approximately $211.1 million at December 31, 2006 to approximately $231.2 million at June 30, 2007, while the current ratio remained unchanged from December 31, 2006 to June 30, 2007 at 1.4:1.  This increase in working capital for the first six months ended June 30, 2007 was primarily a result of seasonal increases in accounts receivable and inventory and a decrease in accrued expenses, offset by increases in accounts payable and in short-term borrowings under the revolving portion of Nortek’s senior secured credit facility.  The increase in cash from December 31, 2006 to June 30, 2007 was also a contributing factor to the increase in working capital.

Accounts receivable increased approximately $55.5 million, or approximately 16.9%, between December 31, 2006 and June 30, 2007, while net sales increased approximately $103.2 million, or approximately 19.1%, in the second quarter of 2007 as compared to the fourth quarter of 2006.  This increase in accounts receivable is primarily a result of increased sales level due to seasonality, primarily in the HVAC segment, and to a lesser extent, acquisitions.  Acquisitions contributed approximately $14.6 million to the increase in net sales in the second quarter of 2007 as compared to the fourth quarter of 2006 and approximately $3.4 million to the increase in accounts receivable at June 30, 2007.  The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on June 30, 2007 as compared to December 31, 2006.  Accounts receivable from customers related to foreign operations increased approximately 6.8% to $105.5 million at June 30, 2007 from December 31, 2006.  The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in the first six months of 2007.

Inventories increased approximately $41.6 million, or approximately 14.9%, between December 31, 2006 and June 30, 2007 to support future sales levels, as well as increased material costs principally for steel and copper, and to a lesser extent acquisitions.  Acquisitions contributed approximately $5.8 million to the increase at June 30, 2007.

Accounts payable increased approximately $55.6 million, or 29.5%, between December 31, 2006 and June 30, 2007 due primarily to increased inventory levels and timing of payments.  Acquisitions contributed approximately $3.3 million to the increase in accounts payable at June 30, 2007.

Accrued expenses and taxes decreased approximately $47.8 million, or approximately 16.9%, between December 31, 2006 and June 30, 2007 primarily as a result contingent consideration payments of approximately $55.6 million related to OmniMount, Huntair, Cleanpak and Secure Wireless which were accrued for at December 31, 2006 and were paid in 2007.

Changes in certain working capital accounts, as noted above, between December 31, 2006 and June 30, 2007, differ from the changes reflected in the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the four preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Net cash flows from operating activities for the first six months ended June 30, 2007 decreased by approximately $11.9 million to approximately $46.1 million of net cash provided by operating activities from approximately $58.0 million for the first six months ended July 1, 2006, primarily due to a decrease in net earnings, as well as, the use of cash for working capital needs.  Net cash flows used in investing activities for the first six months ended June 30, 2007 increased by approximately $14.6 million to net cash used in investing activities of approximately $94.2 million from approximately $79.6 million for the first six months ended July 1, 2006, primarily due to an increase in payments for acquisitions of approximately $19.4 million, partially offset by a decrease in capital expenditures of approximately $8.6 million.  Net cash flows provided by financing activities for the first six months ended June 30, 2007 increased by approximately $66.7 million to net cash provided by financing activities of approximately $66.0 million from net cash used in financing activities of approximately $0.7 million for the first six months ended July 1, 2006 resulting from an increase in net borrowing proceeds of approximately $37.1 million and a reduction in dividends paid of approximately $28.1 million.  As discussed earlier, the Company generally uses cash flows from operations, and where necessary debt financing, to finance its capital expenditures and strategic acquisitions and to meet the service requirements of its existing indebtedness.

Unrestricted cash and cash equivalents increased approximately $17.9 million and decreased approximately $22.3 million from December 31, 2006 to June 30, 2007 and from December 31, 2005 to July 1, 2006, respectively, principally as a result of the following:

	Condensed Consolidated
	Cash Flows (1)
	For the first six months ended
	June 30, 2007	July 1, 2006
	(Dollar amounts in millions)
Operating Activities:
Cash flow from operations, net	$66.3	$70.6
Change in accounts receivable, net	(47.2)	(28.5)
Change in inventories	(33.7)	(37.9)
Change in prepaids and other current assets	2.3	5.3
Change in accounts payable	49.5	27.4
Change in accrued expenses and taxes	9.7	18.3
Investing Activities:
Capital expenditures	(14.1)	(22.7)
Net cash paid for businesses acquired	(76.3)	(56.9)
Payment in connection with NTK Holdings senior
unsecured loan facility rollover	(4.5)	---
Proceeds from the sale of property and equipment	0.1	2.6
Change in restricted cash and marketable securities	1.2	---
Financing Activities:
Change in borrowings, net	66.0	28.9
Dividends	---	(28.1)
Other, net	(1.4)	(1.3)
	$17.9	$(22.3)

(1)
Summarized from the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for the first six months ended June 30, 2007 and July 1, 2006 (see the Unaudited Financial Statements included elsewhere herein).

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

The following table presents a reconciliation from net cash used in operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the first six months ended June 30, 2007 and July 1, 2006:

	For the first six months ended
	June 30, 2007	July 1, 2006
	(Dollar amounts in millions)

Net cash provided by operating activities	$46.1	$58.0
Cash used by working capital and other long-term
asset and liability changes	20.2	12.6
Deferred federal income tax provision	(4.1)	(7.4)
Loss on property and equipment	(0.2)	(1.8)
Non-cash interest expense, net	(2.8)	(2.5)
Non-cash stock-based compensation expense	(0.2)	(0.2)
Gain from curtailment of post-retirement medical benefits	---	35.9
Provision for income taxes	22.6	40.6
Interest expense (1)	60.0	56.0
Investment income	(0.9)	(1.2)
EBITDA (2), (3)	$140.7	$190.0

(1)
Interest expense for the first six months of 2007 includes cash interest of approximately $57.2 million and non-cash interest of approximately $2.8 million.  Interest expense for the first six months of 2006 includes cash interest of approximately $53.5 million and non-cash interest of approximately $2.5 million.

(2)
In the RVP segment, EBITDA for the first six months ended June 30, 2007 include an approximate $1.4 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein), legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $1.3 million (see Note G of the Notes to the Unaudited Financial Statements included elsewhere herein) and a non-cash foreign exchange loss of approximately $0.4 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.  In the HTP segment, net earnings for the first six months ended June 30, 2007 include a charge of approximately $0.5 million related to a reserve for amounts due from a customer and a decrease in warranty expense of approximately $0.2 million related to a product safety upgrade.  In the HVAC segment, EBITDA for the first six months ended June 30, 2007 include a charge of approximately $0.3 million related to the planned closure of the Company’s Mammoth, Inc. Chaska, Minnesota manufacturing facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein) and a charge of approximately $1.8 million related to a reserve for amounts due from a customer.  In Unallocated, EBITDA for the first six months ended June 30, 2007 includes a non-cash foreign exchange gain of approximately $0.3 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

(3)
In the RVP segment, EBITDA for the first six months ended July 1, 2006 include an approximate $35.9 million curtailment gain related to post-retirement medical benefits, an approximate $3.5 million charge related to the planned closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein) and an increase in warranty expense of approximately $1.5 million related to a product safety upgrade.  In the HTP segment, EBITDA for the first six months ended July 1, 2006 include an increase in warranty expense of approximately $4.0 million related to a product safety upgrade.  In Unallocated, EBITDA for the first six months ended July 1, 2006 includes a non-cash foreign exchange gain of approximately $0.3 million related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

Inflation, Trends and General Considerations

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and the possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The Company’s performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, inflation, consumer confidence and unemployment.  During the first half of 2007, the Company’s performance was impacted by weak industry demand in the residential HVAC market, as well as, lower levels of housing activity.

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

Although the Company is subject to the effects of changing prices, the impact of inflation has not been a significant factor in results of operations for the periods presented.  In some circumstances, market conditions or customer expectations may prevent the Company from increasing the prices of its products to offset the inflationary pressures that may increase costs in the future.  During 2007, the Company continued to experience higher material costs related primarily to purchases of copper, steel and related purchased components such as motors.  These cost increases were partially offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases.

At June 30, 2007, approximately 5.9% of the Company’s workforce was subject to various collective bargaining agreements.

Within the RVP segment, the Company, in the second quarter and first six months of 2007, recorded liabilities of approximately $0.8 million and $1.4 million, respectively, in the accompanying unaudited condensed consolidated statement of operations related to the closure of its NuTone Cincinnati, OH facility and the relocation of such operations to certain other subsidiaries of the Company within this segment.  It is estimated that in total approximately $2.0 million, including the amounts noted above, will be expensed in selling, general and administrative expense, net in conjunction with the closure of this facility and approximately 58 employees will be terminated.  It is currently anticipated that the closure of the NuTone facility and related payments will occur during the third quarter of 2007.  Prior to August 2006, this facility supported manufacturing, warehousing and distribution activities for NuTone.

During the second quarter of 2007, after meeting and negotiating with the bargaining committee of the Teamsters Local 970, representing approximately 127 union employees of the Company’s wholly-owned subsidiary Mammoth, Inc. (“Mammoth”) located in Chaska, Minnesota, it was decided to shut down manufacturing operations at the Chaska plant and relocate such operations to other manufacturing facilities within the Commercial HVAC Group.  During the second quarter of 2007, Mammoth finalized its negotiations with the union over the severance benefits associated with the shutdown.  Approximately $0.3 million was paid related to severance payments to union employees in the second quarter of 2007 and was recorded to selling, general and administrative expense, net.  It is anticipated that the manufacturing operations at Chaska will cease during the third quarter of 2007.  The total costs of the shutdown, including severance, relocation expenses, facility lease costs and asset write-offs are estimated to be between $3.0 million and $3.6 million.

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

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At June 30, 2007, the fair value of the Company’s unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At June 30, 2007, approximately 47.2% of the carrying values of the Company’s long-term debt were at fixed interest rates.

B.           Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the second quarter and first six months of 2007, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations.  The impact of foreign currency changes related to translation resulted in an increase in stockholder’s investment of approximately $7.2 million and $8.6 million for the second quarter and first six months ended June 30, 2007.  The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets, including, the use of strategic short and long-term borrowings at the foreign subsidiary level.  The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.  At June 30, 2007, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure.  At June 30, 2007, the Company did not have any material outstanding commodity forward contracts.

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

PART II.  OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding debt (including publicly issued debt), in privately negotiated or open market transactions, by tender offer or otherwise.

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

August 14, 2007