Form 10-Q
period 2008-03-29
NORTEK INC
filed 2008-05-12
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
                        (Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes [_]No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (Check one):

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

The number of shares of Common Stock outstanding as of May 9, 2008 was 3,000.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions, except share data)

	March 29,	December 31,
	2008	2007
Assets
Current Assets:
Unrestricted cash and cash equivalents	$53.0	$53.4
Restricted cash	1.0	1.0
Accounts receivable, less allowances of $12.0 and $12.2	327.7	320.0
Inventories:
Raw materials	105.8	91.6
Work in process	35.7	29.9
Finished goods	196.9	187.1
	338.4	308.6

Prepaid expenses	13.9	11.7
Other current assets	21.9	19.8
Prepaid income taxes	30.8	28.9
Total current assets	786.7	743.4

Property and Equipment, at Cost:
Land	10.8	10.4
Buildings and improvements	113.6	110.1
Machinery and equipment	223.8	217.1
	348.2	337.6
Less accumulated depreciation	110.1	99.7
Total property and equipment, net	238.1	237.9

Other Assets:
Goodwill	1,522.8	1,528.9
Intangible assets, less accumulated amortization of $87.7 and $80.7	157.0	156.6
Deferred debt expense	26.0	27.4
Restricted investments and marketable securities	2.3	2.3
Other assets	11.7	10.3
	1,719.8	1,725.5
Total Assets	$2,744.6	$2,706.8

Liabilities and Stockholder’s Investment

Current Liabilities:
Notes payable and other short-term obligations	$77.8	$64.0
Current maturities of long-term debt	32.7	32.4
Accounts payable	239.1	192.7
Accrued expenses and taxes, net	230.2	247.1
Total current liabilities	579.8	536.2

Other Liabilities:
Deferred income taxes	34.6	36.2
Long-term payable to affiliate (see Note A)	43.2	43.2
Other	125.5	123.5
	203.3	202.9

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,346.5	1,349.0

Commitments and Contingencies (see Note G)

Stockholder’s Investment:
Common stock, $0.01 par value, authorized 3,000 shares; 3,000 issued and outstanding at
March 29, 2008 and December 31, 2007	---	---
Additional paid-in capital	412.4	412.4
Retained earnings	164.5	168.6
Accumulated other comprehensive income	38.1	37.7
Total stockholder's investment	615.0	618.7
Total Liabilities and Stockholder's Investment	$2,744.6	$2,706.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
	For the first quarter ended
	March 29, 2008	March 31, 2007
	(Dollar amounts in millions)

Net Sales	$540.2	$552.5

Costs and Expenses:
Cost of products sold	391.6	384.6
Selling, general and administrative expense, net (see Note D)	118.5	117.0
Amortization of intangible assets	6.7	6.0
	516.8	507.6
Operating earnings	23.4	44.9
Interest expense	(27.4)	(29.2)
Investment income	0.2	0.4
(Loss) earnings before provision for income taxes	(3.8)	16.1
Provision for income taxes	0.3	6.9
Net (loss) earnings	$(4.1)	$9.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first quarter ended
	March 29, 2008	March 31, 2007
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net (loss) earnings	$(4.1)	$9.2

Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	17.4	14.6
Non-cash interest expense, net	1.4	1.4
Non-cash stock-based compensation expense	---	0.1
Deferred federal income tax (benefit) provision	(3.4)	1.3
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(4.6)	(7.0)
Inventories	(28.8)	(30.1)
Prepaids and other current assets	(3.2)	(1.1)
Accounts payable	43.4	34.1
Accrued expenses and taxes	(19.5)	(36.5)
Long-term assets, liabilities and other, net	1.9	0.7
Total adjustments to net (loss) earnings	4.6	(22.5)
Net cash provided by (used in) operating activities	0.5	(13.3)
Cash Flows from investing activities:
Capital expenditures	(7.3)	(6.8)
Net cash paid for businesses acquired	---	(16.8)
Proceeds from the sale of property and equipment	0.1	---
Change in restricted cash and marketable securities	---	1.3
Other, net	(1.2)	(0.3)
Net cash used in investing activities	(8.4)	(22.6)
Cash Flows from financing activities:
Increase in borrowings	33.2	28.5
Payment of borrowings	(25.8)	(6.8)
Other, net	0.1	---
Net cash provided by financing activities	7.5	21.7
Net change in unrestricted cash and cash equivalents	(0.4)	(14.2)
Unrestricted cash and cash equivalents at the beginning of the period	53.4	57.4
Unrestricted cash and cash equivalents at the end of the period	$53.0	$43.2

Supplemental disclosure of cash flow information:

Interest paid	$35.7	$45.1

Income taxes paid, net	$3.5	$2.8

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

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S INVESTMENT
FOR THE FIRST QUARTER ENDED MARCH 29, 2008
(Dollar amounts in millions)

			Accumulated
	Additional		Other
	Paid-in	Retained	Comprehensive	Comprehensive
	Capital	Earnings	Income	Income (Loss)

Balance, December 31, 2007	$412.4	$168.6	$37.7	$ ---
Net loss	---	(4.1)	---	(4.1)
Other comprehensive income:
Currency translation adjustment	---	---	0.4	0.4
Comprehensive loss				$(3.7)
Balance, March 29, 2008	$412.4	$164.5	$38.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2008 AND MARCH 31, 2007

(A)
The unaudited condensed consolidated financial statements presented herein (the “Unaudited Financial Statements”) reflect the financial position, results of operations and cash flows of Nortek, Inc. (the “Company” or “Nortek”) and all of its wholly-owned subsidiaries.  The Company is a wholly-owned subsidiary of Nortek Holdings, Inc., which is a wholly-owned subsidiary of NTK Holdings, Inc. (“NTK Holdings” or the “Parent Company”).  The Unaudited Financial Statements include the accounts of Nortek, as appropriate, and all of its wholly-owned subsidiaries, after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented.  Although certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading.  Operating results from the first quarter ended March 29, 2008 are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2008.  Certain amounts in the prior year’s Unaudited Financial Statements have been reclassified to conform to the current year presentation.  It is suggested that these Unaudited Financial Statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission (“SEC”).

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

At March 29, 2008, certain employees and consultants held approximately 23,291 C-1 units and approximately 43,811 C-2 units, which represent equity interests in THL-Nortek Investors, LLC (“Investors LLC”), the parent of NTK Holdings, that function similar to stock awards.  The C-1 units vest pro rata on a quarterly basis over a three-year period and approximately 22,802 and 22,613 were vested at March 29, 2008 and December 31, 2007, respectively.  The total fair value of the C-1 units is approximately $1.1 million and approximately $0.1 million remains to be amortized at March 29, 2008.  The C-2 units only vest in the event that certain performance-based criteria, as defined, are met.  At March 29, 2008 and December 31, 2007, there was approximately $1.6 million of unamortized stock-based employee compensation with respect to the C-2 units, which will be recognized in the event that it becomes probable that the C-2 units or any portion thereof will vest.  The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

The Company recorded stock-based compensation charges in selling, general and administrative expense, net of approximately $0.1 million for the first quarter ended March 31, 2007 in accordance with SFAS No. 123R.

Goodwill and Other Long-Live Assets

The following table presents a summary of the activity in goodwill for the first quarter ended March 29, 2008:

(Amounts in millions)

Balance as of December 31, 2007	$1,528.9
Purchase accounting adjustments	(5.7)
Impact of foreign currency translation and other	(0.4)
Balance as of March 29, 2008	$1,522.8

At March 29, 2008, the Company had an approximate carrying value of Goodwill as follows:

(Amounts in millions)
Segment:
Residential Ventilation Products	$794.5
Home Technology Products	413.7
Air Conditioning and Heating Products *	314.6
$1,522.8

*	Primarily relates to the Residential HVAC reporting unit.

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions (see Note C).  Approximately $47.3 million of goodwill associated with certain companies acquired during the year ended December 31, 2007 will be deductible for income tax purposes.  Purchase accounting adjustments relate principally to final revisions resulting from the completion of fair value adjustments and adjustments to deferred income taxes that impact goodwill.

The Company accounts for acquired goodwill and intangible assets in accordance with Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) which involves judgment with respect to the determination of the purchase price and the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill.  The Company believes that the estimates that it has used to record its acquisitions are reasonable and in accordance with SFAS No. 141 (see Note C).

Under SFAS No. 142, goodwill determined to have an indefinite useful life is not amortized.  Instead these assets are evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, among others, a significant adverse change in the business climate.  The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter.  During 2007, the Company performed a second test as of December 31, 2007 due to the continued weakness in the housing market which, together with a difficult mortgage industry, resulted in the continued decline in new housing activity and consumer spending on industry-wide home remodeling and repair expenditures.  This second test in 2007 did not result in an indication of impairment.

The Company primarily utilizes a discounted cash flow approach in order to value the Company’s reporting units required to be tested for impairment by SFAS No. 142, which requires that the Company forecast future cash flows of the reporting units and discount the cash flow stream based upon a weighted average cost of capital that is derived from comparable companies within similar industries.  The reporting units evaluated for goodwill impairment by the Company have been determined to be the same as the Company’s operating segments in accordance with the criteria in SFAS No. 142 for determining reporting units (see Note E).  The discounted cash flow calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit.  The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with market conditions at the time of estimation.

Goodwill is considered to be potentially impaired when the net book value of a reporting unit exceeds its estimated fair value as determined in accordance with the Company’s valuation procedures.  The Company believes that its assumptions used to determine the fair value for the respective reporting units are reasonable.  If different assumptions were to be used, particularly with respect to estimating future cash flows, there could be the potential that an impairment charge could result.  Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows. The impact of reducing the Company’s fair value estimates by 10% would have no impact on the Company’s goodwill assessment for any of its reporting units, with the exception of the Company’s residential heating, ventilating and air conditioning reporting unit (“Residential HVAC”).  Assuming a 10% reduction in the Company’s fair value estimates, the carrying value of Residential HVAC may exceed its fair value, which could require the Company to perform additional testing under SFAS No. 142 to determine if there was a goodwill impairment for Residential HVAC.

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

The Company’s businesses are experiencing a difficult market environment, due primarily to weak residential new construction, remodeling and residential air conditioning markets and increased commodity costs, and expect these trends to continue in 2008.  The Company has evaluated the carrying value of reporting unit goodwill and long-lived assets and has determined that despite the current difficult market environment, no impairment existed at the time these financial statements were completed.

Fair Value

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 was effective for the Company beginning January 1, 2008, including interim periods within the year ending December 31, 2008.  SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements.  SFAS No. 157 applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements.

The adoption of SFAS No. 157 for the Company’s financial assets and liabilities in the first quarter of 2008 did not have a material impact on the Company’s financial position or results of operations as the Company.  As of March 29, 2008, the Company did not have any significant financial assets or liabilities carried at fair value.

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

The Company’s non-financial assets and liabilities that meet the deferral criteria set forth in FSP No 157-2 include, among others, goodwill, intangible assets, property and equipment, net and other long-term investments.  The Company does not expect that the adoption of SFAS No. 157 for these non-financial assets and liabilities will have a material impact on its financial position or results of operations.

The Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”) on January 1, 2008.  SFAS No. 159 permits entities to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings.  Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting.  The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of SFAS No. 159, therefore, the adoption of SFAS No. 159 did not have a material impact on the Company’s financial position or results of operations.

Long-term payable to affiliate

At March 29, 2008 and December 31, 2007, the Company had approximately $43.2 million, respectively, recorded on the accompanying unaudited condensed consolidated balance sheet related to a long-term payable to affiliate.  This payable primarily relates to deferred taxes related to NTK Holdings which have been transferred to Nortek.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires additional disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company expects to adopt the provisions of SFAS No. 161 on January 1, 2009 and is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity.  SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement.  SFAS No. 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation.  SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years.  The Company expects to adopt SFAS No. 160 effective January 1, 2009 and does not believe that the adoption will have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations.  SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business.  SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses.  SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted.  The Company will adopt this statement in fiscal year 2009.  Based upon current accounting principles, approximately $14.1 million of the Company’s unrecognized tax benefits as of March 29, 2008, would reduce goodwill if recognized.  This amount is expected to be approximately $10.0 million at January 1, 2009, the date of adoption. Under the provisions of SFAS No. 141(R), if these amounts are recognized after December 31, 2008, they would be recorded through the Company’s tax provision and reduce the Company’s effective tax rate, rather than goodwill.  The Company is currently evaluating the impact of adopting SFAS No. 141(R) on its consolidated financial statements.

(B)
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

In April 2008, Standard & Poor’s lowered its ratings for Nortek and its Parent Company, NTK Holdings, from “B” to “B-” and issued a negative outlook.  Standard & Poor’s rating downgrade reflects the Company’s weaker  overall financial profile resulting from the challenging operating conditions in the Company’s new residential construction and remodeling markets.  The negative outlook reflects Standard & Poor’s concerns about the US economy, difficult credit markets and cost inflation, and the anticipation that the Company’s credit metrics will remain challenged for at least the next several quarters.

As part of the Company’s senior secured credit facility, the Company has a $200.0 million revolving credit facility that matures in August 2010 and includes both a letter of credit sub-facility and swing line loan sub-facility.  At March 29, 2008, the Company had approximately $45.0 million outstanding (of which approximately $10.0 million was borrowed under the Company’s swing line loan sub-facility and was subsequently repaid in early April 2008) and approximately $112.0 million of available borrowing capacity under the U.S. revolving portion of its senior secured credit facility, with approximately $33.0 million in outstanding letters of credit.  Borrowings under the revolving portion of the senior secured credit facility are used for general corporate purposes, including borrowings to fund working capital requirements.  Under the Canadian revolving portion of its senior secured credit facility, the Company had no outstanding borrowings and approximately $10.0 million of available borrowing capacity.  Letters of credit have been issued under the Company’s revolving credit facility as additional security for (1) approximately $17.2 million relating to certain of the Company’s insurance programs, (2) approximately $3.4 million relating to leases outstanding for certain of the Company’s manufacturing facilities and (3) approximately $12.4 million relating to certain of the subsidiaries’ purchases and other requirements.  Letters of credit reduce borrowing availability under the Company’s revolving credit facility on a dollar for dollar basis.

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

At March 29, 2008, the Company was required to maintain a Leverage Ratio not greater than 5.85:1 and an Interest Coverage Ratio of not less than 2.20:1.  The Leverage Ratio requirement of 5.85:1 at March 29, 2008 tightens to 5.60:1 at the end of the second quarter of 2008 and further tightens to 5.25:1 at December 31, 2008, while the Interest Coverage Ratio requirement of 2.20:1 at March 29, 2008 remains the same through December 31, 2008, further tightening to 2.30:1 during the first quarter of 2009.  Should the Company not satisfy either of these covenants, the Company’s senior secured credit facility allows a cure, whereby a subsequent cash equity investment equal to the EBITDA shortfall, will be treated as EBITDA for purposes of the compliance calculations in the current and future periods.  The senior secured credit facility allows for such a cure to occur twice within a consecutive twelve-month period.

In the first quarter of 2008, the Company’s EBITDA for such quarter (as calculated in accordance with the senior secured credit facility) was below the level necessary to be in compliance with the Interest Coverage Ratio and the Leverage Ratio covenants as of the end of such quarter by approximately $4.2 million.  The Company utilized the equity cure right under its senior secured credit facility to avoid any default otherwise arising out of such shortfall by receiving additional equity investments by certain investors of approximately $4.2 million in the second quarter of 2008.  The Company’s Leverage Ratio and Interest Coverage Ratio, after using the equity cure right as noted above, was 5.80:1 and 2.20:1, respectively, at March 29, 2008.

The Company expects that it may also encounter events of non-compliance with the Interest Coverage Ratio and the Leverage Ratio covenants as of the end of the second quarter of 2008 and anticipates that it may seek to use the equity cure right again to remedy any such non-compliance.  Subsequent to the second quarter of 2008, based upon the Company’s current forecast regarding its operating results for the balance of 2008 and the first quarter of 2009, the Company does not anticipate further events of non-compliance with the Interest Coverage Ratio and Leverage Ratio covenants as of the end of the third and fourth quarters of 2008 and the first quarter of 2009.  To the extent the Company experiences events of non-compliance with such covenants, which are not resolved through the use of the equity cure feature or other alternatives, the Company would need to seek waivers or amendments from the lenders under its senior secured credit facility or refinance such facility.  Should an event of non-compliance occur, the Company will not be permitted to borrow under its credit facility until such time that a cure happens.  If these events of non-compliance were to occur, and were not cured, an event of default would exist under the Company’s senior secured credit facility and would allow the lenders to accelerate the payment of indebtedness outstanding.  In addition, an event of default under the credit facility would result in a cross default under substantially all of the Company’s other senior and senior subordinated indebtedness.  In light of the instability and uncertainty that currently exists within the financial and credit markets and the tightening of credit standards, the Company may not be able to obtain any such waivers or amendments or any such refinancing on acceptable terms.  In addition, any such waivers, amendments or refinancing may involve terms which would have a further adverse effect on the future cash flows of the Company.  Based upon the application of equity cures, other potential equity investments and the Company’s forecast of its financial results for 2008 and the first quarter of 2009, the Company has determined that it is probable that it will be in compliance with the terms of its senior secured credit facility through the first quarter of 2009 and as a result, the Company has classified its long-term indebtedness as a long-term liability in its consolidated balance sheet at March 29, 2008 and December 31, 2007, respectively.

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

At December 31, 2007, the Company’s Best subsidiary was not in compliance with a maintenance covenant with respect to two loan agreements with two banks with aggregate borrowings outstanding of approximately $9.4 million.  The Company’s Best subsidiary obtained waivers from the two banks, which indicated that the Company’s Best subsidiary was not required to comply with the maintenance covenant as of December 31, 2007.  The next measurement date for the maintenance covenant is for the year ended December 31, 2008 and the Company believes that it is probable that its Best subsidiary will be in compliance with the maintenance covenant when their assessment of the required calculation is completed in the first quarter of 2009.  As a result, the Company has classified the outstanding borrowings under such agreements as a long-term liability in its consolidated balance sheet at March 29, 2008 and December 31, 2007, respectively.

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

At March 29, 2008, approximately $170.6 million was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive loan agreement, the Company’s senior secured credit facility.

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

On July 27, 2007, the Company acquired all of the ownership units of HomeLogic LLC (“HomeLogic”) for approximately $5.1 million (utilizing approximately $3.1 million of cash and issuing unsecured 6% subordinated notes totaling approximately $2.0 million due July 2011) plus contingent consideration, which may be payable in future years.  HomeLogic is located in Marblehead, MA and designs and sells software and hardware that facilitates the control of third party residential subsystems such as home theater, whole-house audio, climate control, lighting, security and irrigation.

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

On March 26, 2007, the Company, through its wholly-owned subsidiary, Advanced Bridging Technologies, Inc. (“ABT”), acquired certain assets of Personal and Recreational Products, Inc. (“Par Safe”) for future contingent consideration of approximately $4.6 million that was earned in 2007 and was paid in April 2008.  Par Safe designs and sells home safes and solar LED security lawn signs.

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

On June 15, 2007, the Company, through its wholly-owned subsidiary, Mammoth China Ltd. (“Mammoth China”), increased its ownership interests in Mammoth (Zhejiang) EG Air Conditioning Ltd. (“MEG”) and Shanghai Mammoth Air Conditioning Co., Ltd. (“MSH”) to seventy-five percent.  Prior to June 15, 2007 and subsequent to January 25, 2006, Mammoth China had a sixty-percent interest in MEG and MSH.

Acquisitions contributed approximately $11.2 million, $(1.2) million loss and $0.6 million to net sales, operating earnings and depreciation and amortization expense, respectively, for the first quarter ended March 29, 2008.  With the exception of Stilpol, Metaltecnica and Triangle, which are included in the Residential Ventilation Products segment, and MEG and MSH, which are included in the Air Conditioning and Heating Products segment, all acquisitions are included in the Home Technology Products segment in the Company’s segment reporting (see Note E).

Contingent consideration of approximately $32.7 million related to the acquisitions of Par Safe, ABT and Magenta Research, Ltd., which was accrued for at March 29, 2008 and December 31, 2007, respectively, was paid in April 2008.  The remaining estimated total maximum potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $62.0 million.

Acquisitions are accounted for as purchases and accordingly have been included in the Company’s consolidated results of operations since their acquisition date.  For recent acquisitions, the Company has made preliminary estimates of the fair value of the assets and liabilities of the acquired companies, including intangible assets and property and equipment, as of the date of acquisition, utilizing information available at the time that the Company’s Unaudited Financial Statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained.  The Company is in the process of appraising the fair value of intangible assets and property and equipment and finalizing the integration plans for certain of the acquired companies, which are expected to be completed during 2008.

Pro forma results related to these acquisitions have not been presented, as the effect is not significant to the Company’s consolidated operating results.

(D)
During the first quarter ended March 29, 2008 and March 31, 2007, the Company’s results of operations include the following expense items recorded in selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations:

	For the first quarter ended
	March 29, 2008		March 31, 2007
	(Amounts in millions)

Charges related to the closure of the Company's NuTone, Inc.
Cincinnati, OH facility (see Note H)	$	---	$0.6
Legal and other professional fees and expenses incurred in connection with
matters related to certain subsidiaries based in Italy and Poland		---	1.0
Fees and expenses incurred in the HTP segment in connection with a dispute with one of its suppliers		0.2	---
Reserve for amounts due from customers in the HVAC segment		---	1.8
Foreign exchange losses related to transactions, including intercompany
debt not indefinitely invested in the Company's subsidiaries		0.1	0.3
		$0.3	$3.7

The Company has a management agreement with an affiliate of Thomas H. Lee Partners, L.P. providing for certain financial and strategic advisory and consultancy services.  Nortek expensed approximately $0.5 million and $0.4 million for the first quarter ended March 29, 2008 and March 31, 2007, respectively, related to this management agreement in the accompanying Unaudited Condensed Consolidated Statement of Operations.

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

Unaudited net sales, operating earnings and pre-tax earnings for the Company’s reporting segments for the first quarter ended March 29, 2008 and March 31, 2007 were as follows:

	For the first quarter ended
	March 29, 2008	March 31, 2007
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$188.2	$208.7
Home technology products	124.1	123.2
Air conditioning and heating products	227.9	220.6
Consolidated net sales	$540.2	$552.5

Operating earnings:
Residential ventilation products (1)	$15.9	$25.2
Home technology products (2)	10.3	16.5
Air conditioning and heating products (3)	4.7	9.8
Subtotal	30.9	51.5
Unallocated:
Stock-based compensation charges	---	(0.1)
Foreign exchange gain on transactions, including intercompany debt	0.1	0.1
Unallocated, net	(7.6)	(6.6)
Consolidated operating earnings	23.4	44.9
Interest expense	(27.4)	(29.2)
Investment income	0.2	0.4
(Loss) earnings before (benefit) provision for income taxes	$(3.8)	$16.1

(1)
The operating results of the RVP segment for the first quarter ended March 29, 2008 include net foreign exchange losses of approximately $0.5 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The operating results of the RVP segment for the first quarter ended March 31, 2007 include an approximate $0.6 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility, legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $1.0 million and net foreign exchange losses of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)	The operating results of the HTP segment for the first quarter ended March 29, 2008 include approximately $0.2 million of fees and expenses incurred in connection with a dispute with a supplier.

(3)
The operating results of the HVAC segment for the first quarter ended March 29, 2008 include net foreign exchange gains of approximately $0.3 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The operating results of the HVAC segment for the first quarter ended March 31, 2007 include a charge of approximately $1.8 million related to reserves for amounts due from customers and net foreign exchange losses of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

Unaudited depreciation expense, amortization expense and capital expenditures for the Company’s reporting segments for the first quarter ended March 29, 2008 and March 31, 2007 were as follows:

	For the first quarter ended
	March 29, 2008	March 31, 2007
	(Dollar amounts in millions)

Depreciation Expense:
Residential ventilation products	$4.2	$3.0
Home technology products	1.6	1.3
Air conditioning and heating products	4.7	4.1
Other	0.2	0.2
Consolidated depreciation expense	$10.7	$8.6

Amortization expense:
Residential ventilation products	$1.9	$1.3
Home technology products	3.3	2.7
Air conditioning and heating products	1.4	1.9
Other	0.1	0.1
Consolidated amortization expense	$6.7	$6.0

Capital Expenditures:
Residential ventilation products	$4.1	$2.4
Home technology products	0.8	1.2
Air conditioning and heating products	2.4	3.2
Consolidated capital expenditures	$7.3	$6.8

(F)
The Company provided income taxes on an interim basis based upon the actual effective tax rate through March 29, 2008.  The following reconciles the federal statutory income tax rate to the actual effective tax rate of approximately (7.9)% and 42.9% for the first quarter ended March 29, 2008 and March 31, 2007:

	For the first quarter ended
	March 29, 2008	March 31, 2007
Income tax at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
Interest related to uncertain tax positions, net of federal income tax effect	(14.8)	3.1
State income tax provision, net of federal income tax effect	(16.9)	2.5
Tax effect resulting from foreign activities	(16.7)	1.5
Non-deductible expenses	(7.7)	0.6
Other, net	13.2	0.2
Income tax at actual effective rate	(7.9)%	42.9%

The Company adopted the provisions of FIN 48 effective January 1, 2007.  As a result of the adoption of this standard, the Company recorded a charge to retained earnings of approximately $3.2 million and also increased goodwill related to pre-acquisition tax uncertainties by approximately $3.8 million.

As of January 1, 2008, the Company has provided a liability of approximately $34.2 million for unrecognized tax benefits related to various federal, foreign and state tax income tax matters.  The amount of unrecognized tax benefits at March 29, 2008 was approximately $35.9 million.  The amount of unrecognized tax benefits that impact the effective tax rate, if recognized, is approximately $9.6 million.  The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective rate consists of items that would adjust deferred tax assets and liabilities of approximately $5.6 million, items that, if recognized prior to January 1, 2009 (see Note A for SFAS No. 141(R) discussion), would result in adjustments to goodwill of approximately $14.1 million and the federal benefit of state tax items of approximately $6.6 million.

As of March 29, 2008, the Company has approximately $4.1 million in unrecognized benefits relating to various state income tax issues, for which the statute of limitation is expected to expire late in 2008.  Of this amount, approximately $3.1 million will reduce goodwill if recognized.

The Company is currently under audit by the Internal Revenue Service for the tax periods from January 1, 2004 to August 27, 2004 and from August 28, 2004 to December 31, 2004 and for the year ended December 31, 2005.  The Company and its subsidiaries federal, foreign and state income tax returns are generally subject to audit for all tax periods beginning in 2003 through the present year.

As of January 1, 2008, the Company has accrued approximately $6.1 million of interest related to uncertain tax positions.  As of March 29, 2008, the total amount of accrued interest related to uncertain tax positions is approximately $6.9 million. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

(G)
At March 29, 2008, the Company’s former subsidiary, Ply Gem, has guaranteed approximately $18.9 million of third party obligations relating to rental payments through June 30, 2016 under a facility leased by a former subsidiary, which was sold on September 21, 2001.  The Company has indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and has recorded an estimated liability related to this indemnified guarantee of approximately $0.8 million at March 29, 2008 in accordance with Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  The buyer of the former subsidiary has provided certain indemnifications and other rights to Nortek for any payments that it might be required to make pursuant to this guarantee.  Should the buyer of the former subsidiary cease making payments then the Company may be required to make payments on its indemnification.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $11.1 million at March 29, 2008 and December 31, 2007, respectively.  Approximately $5.0 million of short-term liabilities and approximately $6.1 million of long-term liabilities are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheet at March 29, 2008 related to these indemnifications.

The Company records insurance liabilities and related expenses for health, workers compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date.  Insurance liabilities are recorded as current liabilities to the extent payments are expected to be made in the succeeding year by the Company with the remaining requirements classified as long-term liabilities.  The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date.  The Company considers historical trends when determining the appropriate insurance reserves to record in the consolidated balance sheet.  In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company.  The majority of the Company’s approximate $56.1 million of recorded insurance liabilities at March 29, 2008 relate to product liability accruals of approximately $35.8 million.

Changes in the Company’s combined short-term and long-term product liability accruals during the first quarter ended March 29, 2008 and March 31, 2007 are as follows:

	For the first quarter ended
	March 29, 2008	March 31, 2007
	(Amounts in millions)

Balance, beginning of the period	$35.0	$27.8
Provision during the period	2.9	3.3
Payments made during the period	(2.1)	(1.6)
Other adjustments	---	0.1
Balance, end of the period	$35.8	$29.6

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

Changes in the Company’s combined short-term and long-term warranty accruals during the first quarter ended March 29, 2008 and March 31, 2007 are as follows:

	For the first quarter ended
	March 29, 2008	March 31, 2007
	(Amounts in millions)

Balance, beginning of the period	$47.3	$41.2
Warranties provided during the period	7.3	5.5
Settlements made during the period	(6.5)	(5.6)
Changes in liability estimate, including expirations and acquisitions	0.6	0.4
Balance, end of the period	$48.7	$41.5

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

During the first quarter ended March 31, 2007, the Company recorded liabilities and expensed into selling, general and administrative expense, net approximately $0.6 million in the accompanying unaudited condensed consolidated statement of operations related to the closure of its NuTone Cincinnati, OH facility and the relocation of such operations to certain other subsidiaries of the Company within the RVP segment.  The NuTone facility was shutdown in the third quarter of 2007 and approximately 59 employees were terminated.  Prior to August 2006, this facility supported manufacturing, warehousing and distribution activities for NuTone.  The Company does not anticipate recording any further expenses associated with this shutdown during 2008.

During the second quarter of 2007, after meeting and negotiating with the bargaining committee of the Teamsters Local 970, representing approximately 127 union employees of the Company’s wholly-owned subsidiary Mammoth, Inc. (“Mammoth”) located in Chaska, Minnesota, it was decided to shut down manufacturing operations at the Chaska plant and relocate such operations to other manufacturing facilities within the Commercial HVAC Group.  It is estimated that an additional approximate $0.8 million will be expensed in 2008 related to this shutdown, none of which was incurred during the first quarter ended March 29, 2008.

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

	Employee Separation Expenses	Other	Total Restructuring Costs
	(Dollar amounts in millions)

Balance at December 31, 2007	$1.6	$1.0	$2.6
Payments and asset write downs	(1.1)	(0.3)	(1.4)
Other	(0.1)	0.1	---
Balance at March 29, 2008	$0.4	$0.8	$1.2

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

Pension and profit sharing expense charged to operations aggregated approximately $1.6 million and $2.4 million for the first quarter ended March 29, 2008 and March 31, 2007, respectively.

The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans.  At March 29, 2008, the Company estimated that approximately $3.4 million would be contributed to the Company’s defined benefit pension plans in 2008, of which approximately $0.3 million was made in the first quarter of 2008.  The Company estimates that approximately $1.2 million will be paid in the second quarter of 2008, approximately $1.0 million will be paid in the third quarter of 2008 and approximately $0.9 million will be paid in the fourth quarter of 2008.

The Company’s unaudited net periodic benefit (income) cost for its defined benefit plans for the first quarter ended March 29, 2008 and March 31, 2007 consists of the following components:

	For the first quarter ended
	March 29, 2008	March 31, 2007
	(Dollar amounts in millions)

Service cost	$0.1		$0.1
Interest cost	2.5		2.4
Expected return on plan assets	(2.7)		(2.5)
Net periodic benefit income	$(0.1)	$	---

The Company’s unaudited net periodic benefit cost for its subsidiary’s Post-Retirement Health Benefit Plan for the first quarter ended March 29, 2008 and March 31, 2007 consists of the following components:

	For the first quarter ended
	March 29, 2008		March 31, 2007
	(Dollar amounts in millions)

Interest cost		$0.1		$0.1
Amortization of prior service cost		(0.1)		(0.1)
Net periodic post-retirement health cost	$	---	$	---

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

Consolidating balance sheets related to the Company, its guarantor subsidiaries and non-guarantor subsidiaries as of March 29, 2008 and December 31, 2007 and the related consolidating statements of operations and cash flows for the first quarter ended March 29, 2008 and March 31, 2007 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

Unaudited Condensed Consolidating Balance Sheet
As of March 29, 2008

		Guarantor	Non-Guarantor			Nortek
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$23.2	$6.4	$23.4	$	---	$53.0
Restricted cash	---	1.0	---		---	1.0
Accounts receivable, less allowances	---	222.6	105.1		---	327.7
Intercompany receivables (payables)	0.8	(0.1)	(0.7)		---	---
Inventories	---	271.0	67.4		---	338.4
Prepaid expenses	0.9	8.1	4.9		---	13.9
Other current assets	4.7	5.8	11.4		---	21.9
Prepaid income taxes	(0.7)	31.9	(0.4)		---	30.8
Total current assets	28.9	546.7	211.1		---	786.7
Property and Equipment, at Cost:
Total property and equipment, net	0.9	142.8	94.4		---	238.1
Other Long-term Assets:
Investment in subsidiaries and long-term
receivable from (to) subsidiaries	2,013.1	(103.3)	(59.7)		(1,850.1)	---
Goodwill	---	1,489.5	33.3		---	1,522.8
Intangible assets, less accumulated amortization	0.2	130.7	26.1		---	157.0
Other assets	34.8	2.8	2.4		---	40.0
Total other long-term assets	2,048.1	1,519.7	2.1		(1,850.1)	1,719.8
Total assets	$2,077.9	$2,209.2	$307.6		$(1,850.1)	$2,744.6
LIABILITIES AND STOCKHOLDER'S INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$45.0	$ ---	$32.8	$	---	$77.8
Current maturities of long-term debt	9.5	17.0	6.2		---	32.7
Accounts payable	1.0	150.4	87.7		---	239.1
Accrued expenses and taxes, net	23.7	155.4	51.1		---	230.2
Total current liabilities	79.2	322.8	177.8		---	579.8
Other Liabilities:
Deferred income taxes	(6.0)	27.0	13.6		---	34.6
Long-term payable to affiliate	43.2	---	---		---	43.2
Other long-term liabilities	43.0	72.2	10.3		---	125.5
	80.2	99.2	23.9		---	203.3
Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	1,303.5	27.8	15.2		---	1,346.5

Stockholder's investment	615.0	1,759.4	90.7		(1,850.1)	615.0
Total liabilities and stockholder's investment	$2,077.9	$2,209.2	$307.6		$(1,850.1)	$2,744.6

Unaudited Condensed Consolidating Balance Sheet
As of December 31, 2007

		Guarantor	Non-Guarantor			Nortek
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated

ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$20.5	$8.9	$24.0	$	---	$53.4
Restricted cash	---	1.0	---		---	1.0
Accounts receivable, less allowances	---	214.5	105.5		---	320.0
Intercompany receivables (payables)	1.5	(1.2)	(0.3)		---	---
Inventories	---	242.4	66.2		---	308.6
Prepaid expenses	0.3	7.8	3.6		---	11.7
Other current assets	4.8	5.3	9.7		---	19.8
Prepaid income taxes	(0.7)	30.0	(0.4)		---	28.9
Total current assets	26.4	508.7	208.3		---	743.4
Property and Equipment, at Cost:
Total property and equipment, net	1.0	145.3	91.6		---	237.9
Other Long-term Assets:
Investment in subsidiaries and long-term
receivable from (to) subsidiaries	2,019.2	(122.1)	(59.5)		(1,837.6)	---
Goodwill	---	1,492.8	36.1		---	1,528.9
Intangible assets, less accumulated amortization	0.3	134.1	22.2		---	156.6
Other assets	35.5	2.4	2.1		---	40.0
Total other long-term assets	2,055.0	1,507.2	0.9		(1,837.6)	1,725.5
Total assets	$2,082.4	$2,161.2	$300.8		$(1,837.6)	$2,706.8
LIABILITIES AND STOCKHOLDER'S INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$35.0	---	$29.0	$	---	$64.0
Current maturities of long-term debt	9.5	17.0	5.9		---	32.4
Accounts payable	3.3	107.1	82.3		---	192.7
Accrued expenses and taxes, net	32.3	161.2	53.6		---	247.1
Total current liabilities	80.1	285.3	170.8		---	536.2
Other Liabilities:
Deferred income taxes	(5.9)	28.5	13.6		---	36.2
Long-term payable to affiliate	43.2	---	---		---	43.2
Other long-term liabilities	41.1	72.0	10.4		---	123.5
	78.4	100.5	24.0		---	202.9
Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	1,305.2	28.3	15.5		---	1,349.0

Stockholder's investment	618.7	1,747.1	90.5		(1,837.6)	618.7
Total liabilities and stockholder's investment	$2,082.4	$2,161.2	$300.8		$(1,837.6)	$2,706.8

Unaudited Condensed Consolidating Statement of Operations
For the first quarter ended March 29, 2008

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$	---	$431.5	$137.3	$(28.6)	$540.2

Costs and expenses:
Costs of products sold		---	307.4	112.8	(28.6)	391.6
Selling, general and administrative expenses, net		7.5	88.9	22.1	---	118.5
Amortization of intangible assets		0.1	5.8	0.8	---	6.7
		7.6	402.1	135.7	(28.6)	516.8
Operating (loss) earnings		(7.6)	29.4	1.6	---	23.4
Interest expense		(25.9)	(0.7)	(0.8)	---	(27.4)
Investment income		0.1	---	0.1	---	0.2
(Loss) income before charges and allocations
to subsidiaries and equity in subsidiaries' (loss)
earnings before provision (benefit) for income taxes		(33.4)	28.7	0.9	---	(3.8)
Charges and allocations to subsidiaries and
equity in subsidiaries' (loss) earnings
before provision (benefit) for income taxes		29.6	(11.1)	0.6	(19.1)	---
(Loss) earnings before provision
(benefit) for income taxes		(3.8)	17.6	1.5	(19.1)	(3.8)
Provision (benefit) for income taxes		0.3	7.2	1.3	(8.5)	0.3
Net (loss) earnings		$(4.1)	$10.4	$0.2	$(10.6)	$(4.1)

Unaudited Condensed Consolidating Statement of Operations
For the first quarter ended March 31, 2007

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$	---	$443.9	$144.9	$(36.3)	$552.5

Costs and expenses:
Costs of products sold		---	306.0	114.9	(36.3)	384.6
Selling, general and administrative expenses, net		6.6	90.0	20.4	---	117.0
Amortization of intangible assets		0.1	5.3	0.6	---	6.0
		6.7	401.3	135.9	(36.3)	507.6
Operating (loss) earnings		(6.7)	42.6	9.0	---	44.9
Interest expense		(28.2)	(0.6)	(0.4)	---	(29.2)
Investment income		0.2	---	0.2	---	0.4
(Loss) income before charges and allocations
to subsidiaries and equity in subsidiaries' earnings
(loss) before provision (benefit) for income taxes		(34.7)	42.0	8.8	---	16.1
Charges and allocations to subsidiaries and
equity in subsidiaries' earnings (loss)
before provision (benefit) for income taxes		50.8	(12.1)	0.4	(39.1)	---
Earnings (loss) before provision
(benefit) for income taxes		16.1	29.9	9.2	(39.1)	16.1
Provision (benefit) for income taxes		6.9	11.1	3.7	(14.8)	6.9
Net earnings (loss)		$9.2	$18.8	$5.5	$(24.3)	$9.2

Unaudited Condensed Consolidating Cash Flow Statement
For the first quarter ended March 29, 2008

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(4.8)	$3.0	$2.3	$0.5
Cash Flows from investing activities:
Capital expenditures	---	(4.8)	(2.5)	(7.3)
Proceeds from the sale of property and equipment	---	0.1	---	0.1
Other, net	(0.8)	(0.3)	(0.1)	(1.2)
Net cash used in investing activities	(0.8)	(5.0)	(2.6)	(8.4)
Cash Flows from financing activities:
Increase in borrowings	30.0	---	3.2	33.2
Payment of borrowings	(21.8)	(0.5)	(3.5)	(25.8)
Other, net	0.1	---	---	0.1
Net cash provided by (used in) financing activities	8.3	(0.5)	(0.3)	7.5
Net change in unrestricted cash and cash equivalents	2.7	(2.5)	(0.6)	(0.4)
Unrestricted cash and cash equivalents at the beginning of the period	20.5	8.9	24.0	53.4
Unrestricted cash and cash equivalents at the end of the period	$23.2	$6.4	$23.4	$53.0

Unaudited Condensed Consolidating Cash Flow Statement
For the first quarter ended March 31, 2007

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(26.6)	$8.0	$5.3	$(13.3)
Cash Flows from investing activities:
Capital expenditures	---	(5.0)	(1.8)	(6.8)
Net cash paid for businesses acquired	---	(16.8)	---	(16.8)
Change in restricted cash and marketable securities	---	1.3	---	1.3
Intercompany dividend received from (paid by) subsidiaries	15.0	---	(15.0)	---
Other, net	---	(0.3)	---	(0.3)
Net cash provided by (used in) investing activities	15.0	(20.8)	(16.8)	(22.6)
Cash Flows from financing activities:
Increase in borrowings	24.0	---	4.5	28.5
Payment of borrowings	(1.8)	(2.7)	(2.3)	(6.8)
Long-term intercompany advance	(16.8)	16.8	---	---
Net cash provided by financing activities	5.4	14.1	2.2	21.7
Net change in unrestricted cash and cash equivalents	(6.2)	1.3	(9.3)	(14.2)
Unrestricted cash and cash equivalents at the beginning of the period	11.5	5.1	40.8	57.4
Unrestricted cash and cash equivalents at the end of the period	$5.3	$6.4	$31.5	$43.2

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2008
AND THE FIRST QUARTER ENDED MARCH 31, 2007

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

Acquisitions

The Company accounts for acquisitions under the purchase method of accounting and accordingly, the results of these acquisitions are included in the Company’s consolidated results since the date of their acquisition.  The Company has made the following acquisitions since January 1, 2007:

Acquired Company	Date of Acquisition	Primary Business of Acquired Company	Reporting Segment

Stilpol SP. Zo.O.	September 18, 2007	Supply various fabricated material components and sub-assemblies used by the Company’s Best subsidiaries in the manufacture of kitchen range hoods.	RVP

Metaltecnica S.r.l.	September 18, 2007	Supply various fabricated material components and sub-assemblies used by the Company’s Best subsidiaries in the manufacture of kitchen range hoods.	RVP

Triangle	August 1, 2007	Manufacture, marketing and distribution of bath cabinets and related products.	RVP

Home Logic, LLC	July 27, 2007	Design and sale of software and hardware that facilitates the control of third party residential subsystems such as home theater, whole-house audio, climate control, lighting, security and irrigation.	HTP

Aigis Mechtronics, Inc.	July 23, 2007	Manufacture and sale of equipment, such as camera housings, into the close-circuit television portion of the global security market.	HTP

International Electronics, Inc.	June 25, 2007	Design and sale of security and access control components and systems for use in residential and light commercial applications.	HTP

c.p. All Star Corporation	April 10, 2007	Manufacture and distribution of residential, commercial and industrial gate operators, garage door openers, radio controls and accessory products for the garage door and fence industry.	HTP

Par Safe / Litewatch	March 26, 2007	Design and sale of home safes and solar LED security lawn signs.	HTP

LiteTouch, Inc.	March 2, 2007	Design, manufacture and sale of automated lighting control for a variety of applications including residential, commercial, new construction and retro-fit.	HTP

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

Results of Operations

The following table presents the financial information for the Company’s reporting segments for the first quarter ended March 29, 2008 and March 31, 2007:

	For the first quarter ended		Net Change
	March 29, 2008	March 31, 2007	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$188.2	$208.7	$(20.5)	(9.8	) %
Home technology products	124.1	123.2	0.9	0.7
Air conditioning and heating products	227.9	220.6	7.3	3.3
Consolidated net sales	$540.2	$552.5	$(12.3)	(2.2	) %
Operating earnings:
Residential ventilation products (1)	$15.9	$25.2	$(9.3)	(36.9	) %
Home technology products (2)	10.3	16.5	(6.2)	(37.6)
Air conditioning and heating products (3)	4.7	9.8	(5.1)	(52.0)
Subtotal	30.9	51.5	(20.6)	(40.0)
Unallocated:
Stock-based compensation charges	---	(0.1)	0.1	(100.0)
Foreign exchange gain on transactions, including intercompany debt	0.1	0.1	---	---
Unallocated, net	(7.6)	(6.6)	(1.0)	(15.2)
Consolidated operating earnings	$23.4	$44.9	$(21.5)	(47.9	) %
Depreciation and amortization expense:
Residential ventilation products	$6.1	$4.3	$1.8	41.9%
Home technology products	4.9	4.0	0.9	22.5
Air conditioning and heating products	6.1	6.0	0.1	1.7
Unallocated	0.3	0.3	---	---
	$17.4	$14.6	$2.8	19.2%
Operating earnings margin:
Residential ventilation products (1)	8.4%	12.1%
Home technology products (2)	8.3	13.4
Air conditioning and heating products (3)	2.1	4.4
Consolidated	4.3%	8.1%
Depreciation and amortization expense as a % of net sales:
Residential ventilation products	3.2%	2.1%
Home technology products	3.9	3.2
Air conditioning and heating products	2.7	2.7
Consolidated	3.2%	2.6%

(1)
The operating results of the RVP segment for the first quarter ended March 29, 2008 include net foreign exchange losses of approximately $0.5 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The operating results of the RVP segment for the first quarter ended March 31, 2007 include an approximate $0.6 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility, legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $1.0 million and net foreign exchange losses of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)	The operating results of the HTP segment for the first quarter ended March 29, 2008 include approximately $0.2 million of fees and expenses incurred in connection with a dispute with a supplier.

(3)
The operating results of the HVAC segment for the first quarter ended March 29, 2008 include net foreign exchange gains of approximately $0.3 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The operating results of the HVAC segment for the first quarter ended March 31, 2007 include a charge of approximately $1.8 million related to reserves for amounts due from customers and net foreign exchange losses of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The following table presents the financial information for the first quarter ended March 29, 2008 and March 31, 2007.  The results of operations for the first quarter ended March 29, 2008 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in earnings in
			the first quarter of 2008
			as compared to the
	For the first quarter ended		first quarter of 2007
	March 29, 2008	March 31, 2007	$	%
	(Dollar amounts in millions)

Net sales	$540.2	$552.5	$(12.3)	(2.2	) %
Cost of products sold	391.6	384.6	(7.0)	(1.8)
Selling, general and administrative expense, net (1)	118.5	117.0	(1.5)	(1.3)
Amortization of intangible assets	6.7	6.0	(0.7)	(11.7)
Operating earnings	23.4	44.9	(21.5)	(47.9)
Interest expense	(27.4)	(29.2)	1.8	6.2
Investment income	0.2	0.4	(0.2)	(50.0)
(Loss) earnings before provision for income taxes	(3.8)	16.1	(19.9)	*
Provision for income taxes	0.3	6.9	6.6	95.7
Net (loss) earnings	$(4.1)	$9.2	$(13.3)	*	%

				Change in percentage for
	Percentage of net sales for			the first quarter of 2008
	the first quarter ended			as compared to the
	March 29, 2008		March 31, 2007	first quarter of 2007

Net sales	100.0%		100.0%	---%
Cost of products sold	72.5		69.6	(2.9)
Selling, general and administrative expense, net (1)	21.9		21.2	(0.7)
Amortization of intangible assets	1.3		1.1	(0.2)
Operating earnings	4.3		8.1	(3.8)
Interest expense	(5.1)		(5.3)	0.2
Investment income	0.1		0.1	---
(Loss) earnings before provision for income taxes	(0.7)		2.9	(3.6)
Provision for income taxes	0.1		1.2	1.1
Net (loss) earnings	(0.8	) %	1.7%	(2.5	) %

(1)	See Note D of the Notes to the Unaudited Financial Statements included elsewhere herein.

*	not meaningful

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

Excluding the effect of acquisitions and foreign exchange, the operating results of the Company were adversely impacted in the first quarter of 2008 by a decline in sales volume in residential ventilation products as the housing market continued to weaken.  The results of operations for the first quarter ended March 29, 2008 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.  The demand for certain of the Company’s products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during winter months usually reduces the level of building and remodeling activity in both home improvement and new construction markets, thereby reducing the Company’s sales levels during the first and fourth quarters.  Despite the current volatile operating environment, the Company has certain new business prospects for the balance of 2008 and expects such prospects will contribute positively to earnings, as discussed further below.  An overall decline in sales volume without a proportionate decline in overhead costs and slightly higher material and transportation costs, which were partially offset by continued strategic sourcing initiatives as well as sales price increases, also adversely impacted the first quarter ended March 29, 2008.  The Company believes that declines in existing home sales and the instability in the troubled mortgage market will have a negative impact on consumer spending on home remodeling and repair expenditures throughout 2008, which will have an adverse effect on the Company’s operating results throughout the remainder of 2008.

Net Sales.  Consolidated net sales decreased approximately $12.3 million or 2.2% for the first quarter ended March 29, 2008 as compared to the first quarter ended March 31, 2007 as discussed further in the following paragraphs.  The effect of changes in foreign currency exchange rates and acquisitions contributed approximately $12.0 million and $11.2 million, respectively, to net sales for the first quarter ended March 29, 2008.

In the RVP segment, net sales decreased approximately $20.5 million or 9.8% for the first quarter ended March 29, 2008 as compared to the first quarter ended March 31, 2007.  Net sales in the RVP segment for the first quarter ended March 29, 2008 reflects an increase of approximately $8.8 million attributable to the effect of changes in foreign currency exchange rates and approximately $1.0 million attributable to acquisitions.

Excluding the effect of foreign exchange and acquisitions, net sales in the RVP segment decreased approximately $30.3 million for the first quarter ended March 29, 2008 as compared to the first quarter ended March 31, 2007.  The decrease in net sales in the RVP segment for the first quarter ended March 29, 2008 as compared to the first quarter ended March 31, 2007 reflects lower sales volume of bathroom exhaust fans and kitchen range hoods, primarily in the RVP segment’s domestic subsidiaries, partially offset by higher average unit sales price of bathroom exhaust fans.  The average unit sales price of kitchen range hoods for the first quarter of 2008 was down slightly as compared to 2007.  Higher average unit sales price of bathroom exhaust fans reflect, in part, the impact of the sale of new products with higher price points and an increase in the relative percentage of products sold with higher sales price points as compared to 2007.  Kitchen range hoods and bathroom exhaust fans are the largest product category sold in the RVP segment, accounting for approximately 80.5% of the total RVP segment’s gross sales for the first quarter ended March 29, 2008.  Excluding the effect of foreign currency exchange rates and acquisitions, sales of range hoods and bathroom exhaust fans decreased approximately 17.2% and 11.0% in the first quarter ended March 29, 2008 for the RVP segment’s domestic and foreign subsidiaries, respectively.

In the HTP segment, net sales increased approximately $0.9 million or 0.7% for the first quarter ended March 29, 2008 as compared to the first quarter ended March 31, 2007.  Net sales in the HTP segment for the first quarter ended March 29, 2008 includes approximately $10.2 million attributable to acquisitions.  Excluding the effect of acquisitions, net sales in the HVP segment decreased by approximately $9.3 million.  This decrease is due to decreased sales of audio and video distribution equipment and speakers, partially offset by an increase in sales of certain security and access control products.

In the HVAC segment, net sales increased approximately $7.3 million or 3.3% for the first quarter ended March 29, 2008 as compared to the first quarter ended March 31, 2007.  Net sales in the HVAC segment for the first quarter ended March 29, 2008 reflects an increase of approximately $3.2 million attributable to the effect of changes in foreign currency exchange rates.  The remaining increase in net sales in the HVAC segment for the first quarter ended March 29, 2008 as compared to the same period of 2007 includes higher sales volume of HVAC products sold to residential site-built and manufactured housing customers, in part, as a result of a sizeable new customer.  Increased sales volume of HVAC products sold to residential site-built and manufacturing housing customers was partially offset by a decrease in sales volume for commercial air conditioning products, principally as a result of the completion and shipment of a major job, which contributed approximately $14 million of net sales in the first quarter of 2007, which did not occur in 2008.  Backlog for commercial HVAC products was approximately $175.4 million at March 31, 2007, approximately $172.7 million at December 31, 2007 and approximately $259.8 million at March 29, 2008.  This increase in backlog serving commercial HVAC customers reflects a new order received in the first quarter of 2008 for approximately $74.8 million, which the Company expects will be shipped and recorded over the balance of 2008.  The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 4.5% and 4.0% of the Company’s consolidated net sales for the first quarter ended March 29, 2008 and March 31, 2007, respectively.

Foreign net sales, which are attributed based on the location of the Company’s subsidiary responsible for the sale, were approximately 22.3% and 22.0% of consolidated net sales for the first quarter ended March 29, 2008 and March 31, 2007, respectively.  Net sales from the Company’s Canadian subsidiaries were approximately 9.2% and 8.6% of consolidated net sales for the first quarter ended March 29, 2008 and March 31, 2007, respectively.  Net sales from the Company’s Canadian subsidiaries include net sales from the Company’s RVP and HVAC segments.  Net sales from the Company’s European subsidiaries were approximately 10.7% and 11.4% of consolidated net sales for the first quarter ended March 29, 2008 and March 31, 2007, respectively.  Net sales from the Company’s European subsidiaries include net sales primarily from the Company’s RVP and HVAC segments and to a lesser extent the Company’s HTP segment.

Cost of Products Sold.  Consolidated cost of products sold was approximately $391.6 million for the first quarter ended March 29, 2008 as compared to approximately $384.6 million for the first quarter ended March 31, 2007.  Cost of products sold, as a percentage of net sales, increased from approximately 69.6% for the first quarter ended March 31, 2007 to approximately 72.5% for the first quarter ended March 29, 2008 primarily as a result of the factors described below.

The Company consistently reviews the costs of its product lines and seeks opportunities to increase prices to help offset the rising costs of raw materials and transportation.  The Company did implement certain limited price increases in each of its three segments in the first quarter of 2008 to help offset higher costs.  In addition, the Company has several increases planned across all three of its segments for the remainder of the year should its costs for raw material and transportation continue to rise.  These price increases may not be totally realized and may not totally offset the impact of higher costs.

Overall, consolidated material costs were approximately 46.9% and 45.0% of net sales for the first quarter ended March 29, 2008 and March 31, 2007, respectively.  As compared to the first quarter ended March 31, 2007, the Company experienced higher material costs related primarily to purchases of steel.  Cost increases during the first quarter ended March 29, 2008 as compared to the same period of 2007 were partially offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency.

During the first quarter ended March 29, 2008 the Company experienced increased freight costs primarily due to increased fuel surcharges as compared to the first quarter of 2007.  These increases were partially offset by the Company’s strategic sourcing initiatives and through other cost reduction measures.  These cost reduction measures reduce the overall effect of freight costs on cost of goods sold as a percentage of net sales.

Overall, changes in the cost of products sold as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

In the RVP segment, cost of products sold for the first quarter ended March 29, 2008 was approximately $139.5 million, or 74.1% as a percentage of the RVP segment’s net sales, as compared to approximately $145.5 million, or 69.7% as a percentage of the RVP segment’s net sales for the first quarter ended March 31, 2007.  Cost of products sold in the RVP segment for the first quarter ended March 29, 2008 includes (1) an increase of approximately $7.1 million related to the effect of changes in foreign currency exchange rates and (2) an increase of approximately $0.7 million contributed by acquisitions.  The increase in the percentage of cost of products sold to net sales for the first quarter ended March 29, 2008 over the same period of 2007 in the RVP segment reflects the impact of the above items and a decline in sales volume of kitchen range hoods and bathroom exhaust fans without a proportionate decrease in overhead costs.

In the HTP segment, cost of products sold for the first quarter ended March 29, 2008 was approximately $67.7 million, or 54.6% as a percentage of the HTP segment’s net sales, as compared to approximately $65.8 million, or 53.4% as a percentage of the HTP segment’s net sales for the first quarter ended March 31, 2007.  Cost of products sold in the HTP segment for the first quarter ended March 29, 2008 reflects approximately $6.4 million of cost of products sold contributed by acquisitions.  The increase in the percentage of cost of products sold to net sales for the first quarter ended March 29, 2008 as compared to the same period of 2007 is primarily as a result of increased material costs.

In the HVAC segment, cost of products sold for the first quarter ended March 29, 2008 was approximately $184.4 million, or 80.9% as a percentage of the HVAC segment’s net sales, as compared to approximately $173.3 million, or 78.6% as a percentage of the HVAC segment’s net sales for the first quarter ended March 31, 2007.  Cost of products sold in the HVAC segment for the first quarter ended March 29, 2008 includes an increase of approximately $2.5 million related to the effect of changes in foreign currency exchange rates.  The increase in cost of products sold as a percentage of net sales for the first quarter ended March 29, 2008 as compared to the same period of 2007 reflects the effect of a decline in sales volume for commercial air conditioning products without a proportionate decrease in overhead costs, partially offset by a decrease in material costs as a percentage of net sales for products sold to both residential site-built and manufactured housing customers.

Selling, General and Administrative Expense, Net.  Consolidated selling, general and administrative expense, net (“SG&A”) was approximately $118.5 million for the first quarter ended March 29, 2008 as compared to approximately $117.0 million for the first quarter ended March 31, 2007.  SG&A as a percentage of net sales increased from approximately 21.2% for the first quarter ended March 31, 2007 to approximately 21.9% for the first quarter ended March 29, 2008.

SG&A for the first quarter ended March 29, 2008 and March 31, 2007 includes the following (income) and expense items (see Note D of the Notes to the Consolidated Financial Statements included elsewhere herein):

		For the first quarter ended
		March 29, 2008	March 31, 2007
		(Amounts in millions)

(1)	SG&A related to acquisitions	$4.9	$	---
(2)	Effect of changes in foreign currency exchange rates	1.8		---
(3)	Charges related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility	---		0.6
(4)	Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland	---		1.0
(5)	Charges related to reserves for amounts due from customers in the HVAC segment	---		1.8
(6)	Decrease in displays expense in the RVP segment	(3.2)		---
(7)	Net foreign exchange losses related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries	0.1		0.3
(8)	Stock-based compensation expense	---		0.1
(9)	Legal fees and expenses incurred in the HTP segment in connection with a dispute with a supplier	0.2		---

Amortization of Intangible Assets.  Amortization of intangible assets increased approximately $0.7 million from approximately $6.0 million for the first quarter ended March 31, 2007 to approximately $6.7 million for the first quarter ended March 29, 2008.  The increase in amortization of intangible assets is principally due to the impact of acquisitions, which contributed approximately $0.4 million to the increase for the first quarter ended March 29, 2008.

Depreciation Expense.  Depreciation expense increased approximately $2.1 million from approximately $8.6 million for the first quarter ended March 31, 2007 to approximately $10.7 million for the first quarter ended March 29, 2008.  This increase is primarily attributable to capital expenditures, and to a lesser extent the impact of acquisitions, which represented approximately $0.2 million of the increase.

Operating Earnings.  Consolidated operating earnings decreased by approximately $21.5 million from approximately $44.9 million for the first quarter ended March 31, 2007 to approximately $23.4 million for the first quarter ended March 29, 2008.  The effect of changes in foreign currency exchange rates contributed approximately $0.6 million to operating earnings for the first quarter ended March 29, 2008, while the impact of acquisitions decreased operating earnings by approximately $1.2 million.  The decrease in consolidated operating earnings is primarily due to the factors discussed above and that follow.  Operating earnings, as a percentage of net sales, decreased from approximately 8.1% for the first quarter ended March 31, 2007 to approximately 4.3% for the first quarter ended March 29, 2008.

Operating earnings of the RVP segment for the first quarter ended March 29, 2008 were approximately $15.9 million as compared to approximately $25.2 million for the first quarter ended March 31, 2007.  Operating earnings in the RVP segment for the first quarter ended March 29, 2008 and March 31, 2007 includes the following increases (decreases) in operating earnings:

		For the first quarter ended
		March 29, 2008	March 31, 2007
		(Amounts in millions)

(1)	Decrease in displays expense in the RVP segment	$3.2	$	---
(2)	Legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland	---		(1.0)
(3)	Charges related to the closure of the Company’s NuTone, Inc. Cincinnati, OH facility	---		(0.6)
(4)	Increased depreciation expense of property and equipment	(1.2)		---
(5)	Net foreign exchange losses related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries	(0.5)		(0.2)
(6)	Increase in operating earnings related to effect of changes in foreign currency exchange rates	0.5		---
(7)	Decrease in operating earnings related to acquisitions	(0.3)		---
(8)	Increased amortization of intangible assets	(0.6)		---

The remaining decrease in operating earnings in the RVP segment for the first quarter ended March 29, 2008 as compared to the same period in 2007 is a result of lower sales volume of kitchen range hoods and bathroom exhaust fans without a proportionate decline in overhead costs primarily in the United States market.

Operating earnings of the HTP segment for the first quarter ended March 29, 2008 were approximately $10.3 million as compared to approximately $16.5 million for the first quarter ended March 31, 2007.  Operating earnings of the HTP segment for the first quarter ended March 29, 2008 reflects (1) a decrease of approximately $0.9 million contributed by acquisitions, (2) approximately $0.3 million of increased depreciation expense of property and equipment and approximately $0.6 million of increased amortization of intangible assets, primarily attributable to acquisitions, both of which are included in the impact of acquisitions noted above and (3) approximately $0.2 million of fees and expenses incurred in connection with a dispute with a supplier.

The remaining decrease in operating earnings in the HTP segment for the first quarter ended March 29, 2008 over the same period in 2007 is primarily a result of decreased sales volume of audio and video distribution equipment and speakers and increased material costs, partially offset by higher sales volume of certain security and access control devices.

Operating earnings of the HVAC segment were approximately $4.7 million for the first quarter ended March 29, 2008 as compared to approximately $9.8 million for the first quarter ended March 31, 2007.  Operating earnings of the HVAC segment for the first quarter ended March 29, 2008 reflect (1) approximately $0.6 million of increased depreciation expense of property and equipment and approximately $0.5 million of decreased amortization of intangible assets, (2) an increase in earnings of approximately $0.1 million from the effect of foreign currency exchange rates and (3) net foreign exchange gains of approximately $0.3 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

Operating earnings of the HVAC segment for the first quarter ended March 31, 2007 reflects (1) a charge of approximately $1.8 million related to reserves for amounts due from customers and (2) net foreign exchange losses of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

The remaining decrease in operating earnings in the HVAC segment for the first quarter ended March 29, 2008 as compared to the same period in 2007 is primarily the result of lower sales volume for products sold to commercial customers without a proportionate decline in overhead costs, partially offset by higher sales volume of products sold to both residential site-built and manufactured housing customers.

Operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian subsidiaries, were approximately 6.1% and 17.6% of operating earnings (before unallocated and corporate expenses) for the first quarter ended March 29, 2008 and March 31, 2007, respectively.  Net sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest Expense.  Interest expense decreased approximately $1.8 million or approximately 6.2% during the first quarter ended March 29, 2008 as compared to the first quarter ended March 31, 2007.  This decrease is primarily as a result of decreased interest rates in the first quarter of 2007 as compared to the same period of 2006 of approximately $2.5 million, partially offset by approximately $0.7 million of additional interest expense from increased average principle balances on the Company’s debt obligations.

Investment Income.  Investment income was approximately $0.2 million and $0.4 million for the first quarter ended March 29, 2008 and March 31, 2007, respectively.

Provision for Income Taxes.  The provision for income taxes was approximately $0.3 million and $6.9 million for the first quarter ended March 29, 2008 and March 31, 2007, respectively.  The effective income tax rates of (7.9)% and 42.9% for the first quarter ended March 29, 2008 and March 31, 2007, respectively, differ from the expected United States federal statutory rate of 35% principally as a result of state income tax provisions, non-deductible expenses, the effect of foreign operations and interest on uncertain tax positions.  The decrease in the effective income tax rates between 2008 and 2007 is principally due to interest on uncertain tax positions (see Note F of the Notes to the Unaudited Financial Statements included elsewhere herein).

Net (Loss) Earnings.  Consolidated net (loss) earnings decreased by approximately $13.3 million from net earnings of approximately $9.2 million, or 1.7% as a percentage of net sales, for the first quarter ended March 31, 2007 to a net loss of approximately $4.1 million for the first quarter ended March 29, 2008.  This decrease was primarily due to the factors discussed above, which included a decrease of approximately $21.5 million in consolidated operating earnings and a decrease in investment income of approximately $0.2 million, partially offset by a decrease of approximately $1.8 million in interest expense and a decrease of approximately $6.6 million in the provision for income taxes.

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

The following table presents a reconciliation from net (loss) earnings, which is the most directly comparable GAAP operating performance measure, to EBITDA for the first quarter ended March 29, 2008 and March 31, 2007:

	For the first quarter ended
	March 29, 2008	March 31, 2007
	(Dollar amounts in millions)

Net (loss) earnings (1), (2)	$(4.1)	$9.2
Provision for income taxes	0.3	6.9
Interest expense (3)	27.4	29.2
Investment income	(0.2)	(0.4)
Depreciation expense	10.7	8.6
Amortization expense	6.7	6.0
EBITDA	$40.8	$59.5

(1)
In the RVP segment, net loss for the first quarter ended March 29, 2008 includes net foreign exchange losses of approximately $0.5 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

In the HTP segment, net loss for the first quarter ended March 29, 2008 includes approximately $0.2 million of fees and expenses incurred in connection with a dispute with a supplier.

In the HVAC segment, net loss for the first quarter ended March 29, 2008 includes net foreign exchange gains of approximately $0.3 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(2)
In the RVP segment, net earnings for the first quarter ended March 31, 2007 include an approximate $0.6 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility, legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $1.0 million and net foreign exchange losses of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

In the HVAC segment, net earnings for the first quarter ended March 31, 2007 include a charge of approximately $1.8 million related to reserves for amounts due from customers and net foreign exchange losses of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(3)
Interest expense for the first quarter ended March 29, 2008 includes cash interest of approximately $26.0 million and non-cash interest of approximately $1.4 million.  Interest expense for the first quarter ended March 31, 2007 includes cash interest of approximately $27.8 million and non-cash interest of approximately $1.4 million.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its cash flow from subsidiaries, its ability to borrow under the terms of its revolving credit facility and its unrestricted cash and cash equivalents.

The Company’s ability to pay interest on or to refinance its indebtedness depends on the Company’s future performance, working capital levels and capital structure, which are subject to general economic, financial, competitive, legislative, regulatory and other factors which may be beyond its control.  Critical factors in the level of the Company’s sales, profitability and cash flows are the levels of residential remodeling and replacement activity and new residential and non-residential construction activity.  The level of new residential and non-residential construction activity and, to a lesser extent, the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending habits, employment levels and other macroeconomic factors, over which the Company has no control.  Any decline in economic activity as a result of these or other factors typically results in a decline in new construction and, to a lesser extent, residential remodeling and replacement purchases, which would result in a decrease in the Company’s sales, profitability and cash flows.  Reduced levels of home sales and housing starts and other softening in the housing markets negatively affected the Company’s results of operations and its cash flow in the first quarter of 2008 and these factors are expected to continue to negatively affect the Company’s results of operations and its cash flow throughout 2008.

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

In April 2008, Standard & Poor’s lowered its ratings for Nortek and its Parent Company, NTK Holdings, from “B” to “B-” and issued a negative outlook.  Standard & Poor’s rating downgrade reflects the Company’s weaker  overall financial profile resulting from the challenging operating conditions in the Company’s new residential construction and remodeling markets.  The negative outlook reflects Standard & Poor’s concerns about the US economy, difficult credit markets and cost inflation, and the anticipation that the Company’s credit metrics will remain challenged for at least the next several quarters.

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

At March 29, 2008, the Company was required to maintain a Leverage Ratio not greater than 5.85:1 and an Interest Coverage Ratio of not less than 2.20:1.  The Leverage Ratio requirement of 5.85:1 at March 29, 2008 tightens to 5.60:1 at the end of the second quarter of 2008 and further tightens to 5.25:1 at December 31, 2008, while the Interest Coverage Ratio requirement of 2.20:1 at March 29, 2008 remains the same through December 31, 2008, further tightening to 2.30:1 at March 28, 2009.  Should the Company not satisfy either of these covenants, the Company’s senior secured credit facility allows a cure, whereby a subsequent cash equity investment equal to the EBITDA shortfall, will be treated as EBITDA for purposes of the compliance calculations in the current and future periods.  The senior secured credit facility allows for such a cure to occur twice within a consecutive twelve-month period.

In the first quarter of 2008, the Company’s EBITDA for such quarter (as calculated in accordance with the senior secured credit facility) was below the level necessary to be in compliance with the Interest Coverage Ratio and the Leverage Ratio covenants as of the end of such quarter by approximately $4.2 million.  The Company utilized the equity cure right under its senior secured credit facility to avoid any default otherwise arising out of such shortfall by receiving additional equity investments by certain investors of approximately $4.2 million in the second quarter of 2008.  The Company’s Leverage Ratio and Interest Coverage Ratio, after using the equity cure right as noted above, was 5.80:1 and 2.20:1, respectively, at March 29, 2008.

The Company expects that it may also encounter events of non-compliance with the Interest Coverage Ratio and the Leverage Ratio covenants as of the end of the second quarter of 2008 and anticipates that it may seek to use the equity cure right again to remedy any such non-compliance.  Subsequent to the second quarter of 2008, based upon the Company’s current forecast regarding its operating results for the balance of 2008 and the first quarter of 2009, the Company does not anticipate further events of non-compliance with the Interest Coverage Ratio and Leverage Ratio covenants as of the end of the third and fourth quarters of 2008 and the first quarter of 2009.  To the extent the Company experiences events of non-compliance with such covenants, which are not resolved through the use of the equity cure feature or other alternatives, the Company would need to seek waivers or amendments from the lenders under its senior secured credit facility or refinance such facility.  Should an event of non-compliance occur, the Company will not be permitted to borrow under its credit facility until such time that a cure happens.  If these events of non-compliance were to occur, and were not cured, an event of default would exist under the Company’s senior secured credit facility and would allow the lenders to accelerate the payment of indebtedness outstanding.  In addition, an event of default under the credit facility would result in a cross default under substantially all of the Company’s other senior and senior subordinated indebtedness.  In light of the instability and uncertainty that currently exists within the financial and credit markets and the tightening of credit standards, the Company may not be able to obtain any such waivers or amendments or any such refinancing on acceptable terms.  In addition, any such waivers, amendments or refinancing may involve terms which would have a further adverse effect on the future cash flows of the Company.  Based upon the application of equity cures, other potential equity investments and the Company’s forecast of its financial results for 2008 and the first quarter of 2009, the Company has determined that it is probable that it will be in compliance with the terms of its senior secured credit facility through March 28, 2009 and as a result, the Company has classified its long-term indebtedness as a long-term liability in its consolidated balance sheet at March 29, 2008 and December 31, 2007, respectively.

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

At December 31, 2007, the Company’s Best subsidiary was not in compliance with a maintenance covenant with respect to two loan agreements with two banks with aggregate borrowings outstanding of approximately $9.4 million.  The Company’s Best subsidiary obtained waivers from the two banks, which indicated that the Company’s Best subsidiary was not required to comply with the maintenance covenant as of December 31, 2007.  The next measurement date for the maintenance covenant is for the year ended December 31, 2008 and the Company believes that it is probable that its Best subsidiary will be in compliance with the maintenance covenant when their assessment of the required calculation is completed in the first quarter of 2009.  As a result, the Company has classified the outstanding borrowings under such agreements as a long-term liability in its consolidated balance sheet at March 29, 2008 and December 31, 2007, respectively.

The Company had consolidated debt at March 29, 2008 of approximately $1,457.0 million consisting of (i) $110.5 million (including borrowings of approximately $45.0 million under the U.S. revolving portion of the Company’s senior secured credit facility) of short-term borrowings and current maturities of long-term debt, (ii) $43.0 million of long-term notes, mortgage notes and other indebtedness, (iii) $10.0 million of the Company’s 9 7/8% Senior Subordinated Notes due 2011, (iv) $625.0 million of the Company’s 8 1/2% Senior Subordinated Notes due 2014 and (v) $668.5 million of long-term debt outstanding under the Company’s senior secured credit facility.

During the first quarter ended March 29, 2008, the Company had a net increase in its consolidated debt of approximately $11.6 million resulting from:

(Amounts in millions)

Borrowings under the revolving portion of the Company’s senior secured credit facility, including its swing line loan sub-facility	$30.0
Payments made related to the revolving portion of the Company’s senior secured credit facility	(20.0)
Additional borrowings related primarily to the Company’s foreign subsidiaries	3.2
Foreign currency translation and other	4.2
Principal payments	(5.8)
Net change in consolidated debt	$11.6

The Company’s debt to equity ratio was approximately 2.4:1 at March 29, 2008 as compared to approximately 2.3:1 at December 31, 2007.  The increase in the ratio was as a result of an increase in indebtedness as noted above, as well as a decrease in stockholder’s investment, primarily due to a net loss of approximately $4.1 million for the first quarter ended March 29, 2008.

As part of the Company’s senior secured credit facility, the Company has a $200.0 million revolving credit facility that matures in August 2010 and includes both a letter of credit sub-facility and swing line loan sub-facility.  At May 9, 2008, the Company had approximately $80.0 million outstanding and approximately $76.8 million of available borrowing capacity under the U.S. revolving portion of its senior secured credit facility, with approximately $33.2 million in outstanding letters of credit.  Borrowings under the revolving portion of the senior secured credit facility are used for general corporate purposes, including borrowings to fund working capital requirements.  Under the Canadian revolving portion of its senior secured credit facility, the Company had no outstanding borrowings and approximately $10.0 million of available borrowing capacity.  Letters of credit have been issued under the Company’s revolving credit facility as additional security for (1) approximately $17.2 million relating to certain of the Company’s insurance programs, (2) approximately $3.4 million relating to leases outstanding for certain of the Company’s manufacturing facilities and (3) approximately $12.6 million relating to certain of the subsidiaries’ purchases and other requirements.  Letters of credit reduce borrowing availability under the Company’s revolving credit facility on a dollar for dollar basis.

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

At March 29, 2008, approximately $170.6 million was available for the payment of cash dividends, stock purchases or other restricted payments by the Company as defined under the terms of the Company’s most restrictive loan agreement, the Company’s senior secured credit facility.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, refinance, redeem or retire any of the Company’s outstanding debt (including publicly issued debt), in privately negotiated or open market transactions, by tender offer or otherwise, which may be subject to restricted payment limitations.

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.  Contingent consideration of approximately $32.7 million related to the acquisitions of Par Safe, ABT and Magenta Research, Ltd., which was accrued for at December 31, 2007, was paid in April 2008.  The remaining estimated total maximum potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $62.0 million.

The Company expects to meet its cash flow requirements for fiscal 2008, including debt repayments and acquisitions, from cash from operations, existing cash and cash equivalents and the use of its senior secured credit facility.

The Company and its subsidiaries have entered into a number of operating lease obligations, purchase obligations and have guaranteed certain obligations of various third parties.  No significant changes in these obligations have occurred since December 31, 2007.

The Company’s combined short-term and long-term product liability accruals increased from approximately $35.0 million at December 31, 2007 to approximately $35.8 million at March 29, 2008.  Product liability expense decreased from approximately $3.3 million for the first quarter ended March 31, 2007 to approximately $2.9 million for the first quarter ended March 29, 2008.  The decrease in product liability expense for the first quarter ended March 29, 2008 as compared to the first quarter ended March 31, 2007 is primarily as a result of a reduction of approximately $0.5 million in product liability accruals being recorded in the first quarter of 2008 in the RVP segment.  The Company records insurance liabilities and related expenses for product and general liability losses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date (see Note G of the Notes to the Unaudited Financial Statements included elsewhere herein).

The Company’s combined short-term and long-term warranty accruals increased from approximately $47.3 million at December 31, 2007 to approximately $48.7 million at March 29, 2008.  Warranty expense increased from approximately $5.5 million for the first quarter ended March 31, 2007 to approximately $7.3 million for the first quarter ended March 29, 2008.  The increase in warranty expense for the first quarter ended March 29, 2008 as compared to the same period of 2007 is primarily as a result of increased expense levels for residential HVAC products due to higher sales volume in the first quarter of 2008 as compared to the first quarter of 2007.  The Company provides for estimated warranty liabilities at the time of sale and periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary (see Note G of the Notes to the Unaudited Financial Statements included elsewhere herein).

Unrestricted cash and cash equivalents decreased from approximately $53.4 million at December 31, 2007 to approximately $53.0 million at March 29, 2008.  The Company has classified as restricted, in the accompanying consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in its operations.  At March 29, 2008, approximately $3.3 million (of which approximately $2.3 million is included in long-term assets) of cash and cash equivalents are held primarily as collateral to fund certain benefit obligations relating to supplemental executive retirement plans.

Capital expenditures were approximately $7.3 million for the first quarter ended March 29, 2008 as compared to approximately $6.8 million for the first quarter ended March 31, 2007.  Capital expenditures were approximately $36.4 million for the year ended December 31, 2007 and are expected to be between approximately $30.0 million and $35.0 million in 2008.  Under Nortek’s amended senior secured credit facility, capital expenditures are limited to approximately $67.5 million in 2008.

The Company’s working capital decreased from approximately $207.2 million at December 31, 2007 to approximately $206.9 million at March 29, 2008, while the current ratio remained unchanged from December 31, 2007 to March 29, 2008 at 1.4:1.  This decrease in working capital for the first quarter ended March 29, 2008 was primarily a result of increases in current debt obligations and accounts payable, as described further below and previously, offset by increases in inventories and accounts receivable and a decrease in accrued expenses and taxes, net.  The decrease in cash from December 31, 2007 to March 29, 2008 was also a contributing factor to the decrease in working capital.

Accounts receivable increased approximately $7.7 million, or approximately 2.4%, between December 31, 2007 and March 29, 2008, while net sales decreased approximately $29.0 million, or approximately 5.1%, in the first quarter of 2008 as compared to the fourth quarter of 2007.  This increase in accounts receivable is primarily as a result of increased sales volume in the Company’s residential HVAC products.  The effect of changes in foreign currency exchange rates contributed approximately $2.7 million to the increase in accounts receivable at March 29, 2008. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on March 29, 2008 as compared to December 31, 2007.  Accounts receivable from customers related to foreign operations increased approximately $1.0 million, or approximately 0.9%, between December 31, 2007 and March 29, 2008.  The Company did not experience any significant overall changes in credit terms, collection efforts, credit utilization or delinquency in accounts receivable in the first quarter of 2008.

Inventories increased approximately $29.8 million, or approximately 9.7%, between December 31, 2007 and March 29, 2008 as a result of increased purchases in the HVAC segment to support future sales levels.  The effect of changes in foreign currency exchange rates contributed approximately $0.9 million to the increase in inventories at March 29, 2008.

Accounts payable increased approximately $46.4 million, or 24.1%, between December 31, 2007 and March 29, 2008 due primarily to increased inventory levels and the timing of payments.  The effect of changes in foreign currency exchange rates contributed approximately $2.9 million to the increase in accounts payable at March 29, 2008.

Accrued expenses and taxes, net decreased approximately $16.9 million, or approximately 6.8%, between December 31, 2007 and March 29, 2008 primarily as a result of lower accrued interest relating to the difference in the timing of interest payments during the first quarter of 2008 as compared to amounts accrued.

Changes in certain working capital accounts, as noted above, between December 31, 2007 and March 29, 2008, differ from the changes reflected in the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for such period as a result of the specific items mentioned in the four preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Net cash flows provided by operating activities for the first quarter ended March 29, 2008 increased by approximately $13.8 million to approximately $0.5 million of net cash provided by operating activities from approximately $13.3 million of net cash used in operating activities for the first quarter ended March 31, 2007.  This increase is primarily due to a reduction in the level of cash used for working capital needs, partially offset by a decrease in net (loss) earnings of approximately $13.3 million.  Net cash flows used in investing activities for the first quarter ended March 29, 2008 decreased by approximately $14.2 million to net cash used in investing activities of approximately $8.4 million from approximately $22.6 million for the first quarter ended March 31, 2007, primarily due to a decrease of approximately $16.8 million in payments for acquisitions, partially offset by an increase in the level of capital expenditures of approximately $0.5 million.  Net cash flows provided by financing activities for the first quarter ended March 29, 2008 decreased by approximately $14.2 million to net cash provided by financing activities of approximately $7.5 million from approximately $21.7 million for the first quarter ended March 31, 2007 resulting primarily from a decline in net borrowings of approximately $14.3 million.  As discussed earlier, the Company generally uses cash flows from operations, and where necessary borrowings, to finance its capital expenditures and strategic acquisitions, to meet the service requirements of its existing indebtedness and for working capital and other general corporate purposes.

Unrestricted cash and cash equivalents decreased approximately $0.4 million and $14.2 million from December 31, 2007 to March 29, 2008 and from December 31, 2006 to March 31, 2007, respectively, principally as a result of the following:

	Condensed Consolidated
	Cash Flows (1)
	For the first quarter ended
	March 29, 2008	March 31, 2007
	(Dollar amounts in millions)
Operating Activities:
Cash flow from operations, net	$11.3	$26.6
Change in accounts receivable, net	(4.6)	(7.0)
Change in inventories	(28.8)	(30.1)
Change in prepaids and other current assets	(3.2)	(1.1)
Change in accounts payable	43.4	34.1
Change in accrued expenses and taxes	(19.5)	(36.5)
Investing Activities:
Capital expenditures	(7.3)	(6.8)
Net cash paid for businesses acquired	---	(16.8)
Proceeds from the sale of property and equipment	0.1	---
Change in restricted cash and marketable securities	---	1.3
Financing Activities:
Change in borrowings, net	7.4	21.7
Other, net	0.8	0.4
	$(0.4)	$(14.2)

(1)
Summarized from the Company’s Unaudited Condensed Consolidated Statement of Cash Flows for the first quarter ended March 29, 2008 and March 31, 2007 (see the Unaudited Financial Statements included elsewhere herein).

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

The following table presents a reconciliation from net cash provided by (used in) operating activities, which is the most directly comparable GAAP liquidity measure, to EBITDA for the first quarter ended March 29, 2008 and March 31, 2007:

	For the first quarter ended
	March 29, 2008	March 31, 2007
	(Dollar amounts in millions)

Net cash provided by (used in) operating activities	$0.5	$(13.3)
Cash used by working capital and other long-term
asset and liability changes	10.8	39.9
Deferred federal income tax benefit (provision)	3.4	(1.3)
Non-cash interest expense, net	(1.4)	(1.4)
Non-cash stock-based compensation expense	---	(0.1)
Provision for income taxes	0.3	6.9
Interest expense (1)	27.4	29.2
Investment income	(0.2)	(0.4)
EBITDA (2), (3)	$40.8	$59.5

(1)
Interest expense for the first quarter ended March 29, 2008 includes cash interest of approximately $26.0 million and non-cash interest of approximately $1.4 million.  Interest expense for the first quarter ended March 31, 2007 includes cash interest of approximately $27.8 million and non-cash interest of approximately $1.4 million.

(2)
In the RVP segment, EBITDA for the first quarter ended March 29, 2008 includes net foreign exchange losses of approximately $0.5 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

In the HTP segment, EBITDA for the first quarter ended March 29, 2008 includes approximately $0.2 million of fees and expenses incurred in connection with a dispute with a supplier.

In the HVAC segment, EBITDA for the first quarter ended March 29, 2008 includes net foreign exchange gains of approximately $0.3 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

(3)
In the RVP segment, EBITDA for the first quarter ended March 31, 2007 includes an approximate $0.6 million charge related to the closure of the Company’s NuTone, Inc. Cincinnati, Ohio facility, legal and other professional fees and expenses incurred in connection with matters related to certain subsidiaries based in Italy and Poland of approximately $1.0 million and net foreign exchange losses of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

In the HVAC segment, EBITDA for the first quarter ended March 31, 2007 includes a charge of approximately $1.8 million related to reserves for amounts due from customers and net foreign exchange losses of approximately $0.2 million related to transactions, including intercompany debt not indefinitely invested in the Company’s subsidiaries.

Inflation, Trends and General Considerations

The Company has evaluated and expects to continue to evaluate possible acquisition transactions and the possible dispositions of certain of its businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The Company’s performance is dependent to a significant extent upon the levels of new residential construction, residential replacement and remodeling and non-residential construction, all of which are affected by such factors as interest rates, credit availability, inflation, consumer confidence and unemployment, among others.  The Company’s performance in the first quarter of 2008 was adversely impacted as a result of the troubled housing market together with a difficult mortgage industry that resulted in the significant industry wide decline in new housing activity, as well as a negative impact on consumer spending on home remodeling and repair.  In the first quarter of 2008 the Company’s earnings continued to be challenged by higher commodity costs which have only been partially offset by the Company’s strategic cost reduction initiatives.  The Company expects these industry and market trends to continue throughout 2008.

The Company has recently experienced an increase in the level of product liability expense in 2008 and 2007, particularly in the RVP segment.  The Company is unable to ascertain at this time whether this level of expense will continue at this level, increase or decrease.

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

The Company is subject to the effects of changing prices and for the past several years, the impact of inflation has had a significant adverse effect on its results of operations for the periods presented.  In some circumstances, market conditions or customer expectations may prevent the Company from increasing the prices of its products to offset the inflationary pressures that may increase costs in the future.  The Company continued to experience higher material costs primarily related to purchases of steel in the first quarter of 2008.  Additionally, during the first quarter of 2008, the Company experienced increased freight costs primarily due to increased fuel surcharges as compared to the first quarter of 2007.  These cost increases were partially offset by continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases.

As of March 29, 2008, approximately 6.6% of the Company’s workforce was subject to various collective bargaining agreements.

A work stoppage at one of the Company’s facilities that lasts for a significant period of time could cause the Company to lose sales, incur increased costs and adversely affect its ability to meet customers’ needs.  A plant shutdown or a substantial modification to a collective bargaining agreement could result in material gains or losses or the recognition of an asset impairment.  As agreements expire and until negotiations are completed, the Company does not know whether it will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements or at all and without production interruptions, including labor stoppages.  See Note H of the Notes to the Unaudited Financial Statements for further information surrounding work stoppages at the Company’s facilities.

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

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At March 29, 2008, the fair value of the Company’s unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At March 29, 2008, approximately 48.8% of the carrying values of the Company’s long-term debt was at fixed interest rates.  The remaining portion of the Company’s long-term debt is at variable interest rates.  Based upon interest rates in effect at March 29, 2008, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense for the remaining nine months of 2008 of approximately $5.8 million.

B.           Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the first quarter of 2008, the net impact of foreign currency changes was not material to the Company’s financial condition or results of operations.  The impact of foreign currency changes related to translation resulted in an increase in stockholder’s investment of approximately $0.4 million for the first quarter ended March 29, 2008.  Additionally, the impact of foreign currency changes related to transactions resulted in a decrease in foreign exchange losses recorded in selling, general and administrative expense, net of approximately $0.2 million for the first quarter ended March 29, 2008 as compared to the same period of 2007.  The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets, including, the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short- term obligations at March 29, 2008 consist primarily of short-term borrowings by certain of the Company’s foreign subsidiaries.  The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.  At March 29, 2008, the Company did not have any significant outstanding foreign currency hedging contracts.

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

The Company generally does not enter into derivative financial instruments to manage commodity-pricing exposure.  At March 29, 2008, the Company did not have any material outstanding commodity forward contracts.

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

Item 6.    Exhibits

The items marked with an asterisk are filed herewith.

*	10.1	THL-Nortek Investors, LLC Amended and Restated Limited Liability Company Agreement dated as of April 16, 2008.

*	31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32
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

May 12, 2008