Form 10-Q
period 2009-10-03
NORTEK INC
filed 2009-12-03
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
       (Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

The number of shares of Common Stock outstanding as of November 27, 2009 was 3,000.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions, except share data)

	October 3,	December 31,
	2009	2008
Assets
Current Assets:
Unrestricted cash and cash equivalents	$180.6	$182.2
Restricted cash	0.8	0.7
Accounts receivable, less allowances
of $11.8 and $14.5	271.0	260.3
Inventories:
Raw materials	72.0	86.0
Work in process	23.9	26.9
Finished goods	163.6	183.4
	259.5	296.3

Prepaid expenses	13.4	12.8
Other current assets	9.2	9.5
Prepaid income taxes	9.6	11.0
Total current assets	744.1	772.8

Property and Equipment, at Cost:
Land	11.3	12.1
Buildings and improvements	106.7	103.6
Machinery and equipment	241.1	222.6
	359.1	338.3
Less accumulated depreciation	164.0	130.6
Total property and equipment, net	195.1	207.7

Other Assets:
Goodwill	561.4	810.8
Intangible assets, less accumulated amortization
of $124.5 and $107.4	118.3	135.4
Deferred debt expense	37.2	43.8
Restricted investments and marketable securities	2.4	2.4
Other assets	5.4	7.4
	724.7	999.8
Total Assets	$1,663.9	$1,980.3

Liabilities and Stockholder’s Deficit

Current Liabilities:
Notes payable and other short-term obligations	$17.9	$32.7
Current maturities of long-term debt	24.6	13.1
Long-term debt (see Note B)	1,524.4	8.1
Accounts payable	135.2	152.3
Accrued expenses and taxes, net	231.4	213.9
Total current liabilities	1,933.5	420.1

Other Liabilities:
Deferred income taxes	25.4	30.7
Intercompany account with affiliates, net	43.0	43.1
Other	150.0	160.7
	218.4	234.5

Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	14.4	1,545.5

Commitments and Contingencies (see Note E)

Stockholder’s Deficit:
Common stock, $0.01 par value, authorized 3,000 shares;
3,000 issued and outstanding at October 3, 2009 and
December 31, 2008	---	---
Additional paid-in capital	416.8	416.7
Accumulated deficit	(902.6)	(612.1)
Accumulated other comprehensive loss	(16.6)	(24.4)
Total stockholder's deficit	(502.4)	(219.8)
Total Liabilities and Stockholder's Deficit	$1,663.9	$1,980.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the third quarter ended
	Oct. 3, 2009	Sept. 27, 2008
	(Dollar amounts in millions)

Net Sales	$451.8	$582.6

Costs and Expenses:
Cost of products sold	321.7	434.4
Selling, general and administrative expense, net	96.7	121.1
Goodwill impairment charge (see Note A)	---	600.0
Amortization of intangible assets	5.7	6.7
	424.1	1,162.2
Operating earnings (loss)	27.7	(579.6)
Interest expense	(37.7)	(37.1)
Investment income	---	0.2
Loss before provision for income taxes	(10.0)	(616.5)
Provision for income taxes	2.4	28.2
Net loss	$(12.4)	$(644.7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the nine months ended
	Oct. 3, 2009	Sept. 27, 2008
	(Dollar amounts in millions)

Net Sales	$1,378.6	$1,769.9

Costs and Expenses:
Cost of products sold	990.9	1,299.3
Selling, general and administrative expense, net	293.5	358.1
Goodwill impairment charge (see Note A)	250.0	600.0
Amortization of intangible assets	17.6	21.8
	1,552.0	2,279.2
Operating loss	(173.4)	(509.3)
Interest expense	(113.7)	(95.8)
Loss from debt retirement	---	(9.9)
Investment income	0.2	0.6
Loss before provision for income taxes	(286.9)	(614.4)
Provision for income taxes	3.6	30.7
Net loss	$(290.5)	$(645.1)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the nine months ended
	Oct. 3, 2009	Sept. 27, 2008
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net loss	$(290.5)	$(645.1)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	45.8	53.1
Non-cash interest expense, net	7.5	5.7
Non-cash goodwill impairment charge	250.0	600.0
Loss from debt retirement	---	9.9
Non-cash stock-based compensation expense	0.1	0.1
Gain on sale of property and equipment	(0.1)	(2.5)
Deferred federal income tax (benefit) provision	(3.7)	16.8
Changes in certain assets and liabilities, net of
effects from acquisitions and dispositions:
Accounts receivable, net	(9.3)	(20.2)
Inventories	37.7	(16.3)
Prepaids and other current assets	(2.3)	(1.5)
Accounts payable	(14.9)	22.7
Accrued expenses and taxes	27.2	30.3
Long-term assets, liabilities and other, net	(5.6)	5.1
Total adjustments to net loss	332.4	703.2
Net cash provided by operating activities	41.9	58.1
Cash Flows from investing activities:
Capital expenditures	(13.6)	(20.7)
Net cash paid for businesses acquired	(14.1)	(32.7)
Proceeds from the sale of property and equipment	2.1	6.2
Change in restricted cash and marketable securities	(0.1)	0.3
Other, net	(2.9)	(2.1)
Net cash used in investing activities	(28.6)	(49.0)
Cash Flows from financing activities:
Increase in borrowings	64.0	165.4
Payment of borrowings	(78.9)	(105.5)
Net proceeds from the sale of Nortek's 10% Senior Secured Notes due 2013	---	742.2
Redemption of Nortek's senior secured credit facility	---	(755.5)
Fees paid in connection with Nortek's new debt facilities	---	(33.1)
Equity investment by THL-Nortek Investors, LLC	---	4.2
Other, net	---	---
Net cash (used in) provided by financing activities	(14.9)	17.7
Net change in unrestricted cash and cash equivalents	(1.6)	26.8
Unrestricted cash and cash equivalents at the beginning of the period	182.2	53.4
Unrestricted cash and cash equivalents at the end of the period	$180.6	$80.2

Supplemental disclosure of cash flow information:

Interest paid	$75.6	$75.7

Income taxes paid, net	$11.8	$9.3

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 3, 2009 AND SEPTEMBER 27, 2008

(A)
On October 21, 2009 (the “Commencement Date”), NTK Holdings, Inc. (“NTK Holdings”), the parent company of Nortek, Inc. (“Nortek”), and certain of NTK Holding’s affiliates, including Nortek and certain of its domestic subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").  The cases are being jointly administered under Case No. 09-13611 (the “Bankruptcy Cases”).  As a result, the Debtors are currently operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code (see Note H).  The chapter 11 bankruptcy proceedings do not directly impact Nortek’s foreign subsidiaries.

Following the Commencement Date, the Debtors filed joint prepackaged plans of reorganization (the “Prepackaged Plans”) and a proposed disclosure statement (the “Disclosure Statement”) pursuant to sections 1125 and 1126(b) of the Bankruptcy Code, which, as discussed further in Note H below, provide for a restructuring of substantially all of the Debtors’ domestic long-term and short-term debt.  Nortek and its subsidiaries will continue to operate their businesses in the ordinary course throughout the chapter 11 process while they seek confirmation of the Prepackaged Plans.

The unaudited condensed consolidated financial statements presented herein (the “Unaudited Financial Statements”) reflect the financial position, results of operations and cash flows of Nortek and all of its wholly-owned subsidiaries, collectively the “Company”, and have been prepared on the basis of a going concern, although the events leading up to the chapter 11 bankruptcy proceedings and the chapter 11 bankruptcy proceedings create uncertainties about Nortek’s ability to meet its debt obligations as they become due in the event that the Prepackaged Plans are not confirmed by the Bankruptcy Court or the Bankruptcy Court confirms a substantially different plan of reorganization.  As a result of certain events of default or cross defaults pursuant to the terms of the Company’s indentures or other debt instruments, the Company has reclassified substantially all of its outstanding debt as of October 3, 2009 to current on its condensed consolidated balance sheet (see Note B).  The Unaudited Financial Statements do not include any other adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

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

The Unaudited Financial Statements do not purport to reflect or provide for the consequences of the bankruptcy cases, including the accounting requirements under the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 852, Reorganizations (“ASC 852”).  As a result, the Unaudited Financial Statements do not segregate liabilities subject to compromise in the condensed consolidated balance sheet and reorganization items, net in the condensed consolidated statement of operations, nor do they reflect any of the fresh-start reporting adjustments required by ASC 852, which the Company expects will be required when it emerges from the Bankruptcy Cases (see Note H for certain pro forma financial information).

Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading.  Operating results for the third quarter and first nine months ended October 3, 2009 are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2009.  Certain amounts in the prior year’s Unaudited Financial Statements have been reclassified to conform to the current period presentation.  The Company has evaluated subsequent events for potential recognition or disclosure through the date the financial statements were issued, December 2, 2009.  It is suggested that these Unaudited Financial Statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s latest annual report on Form 10-K and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission (“SEC”).

The Company operates on a calendar year and for its interim periods operates on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday.  The Company’s fiscal year always begins on January 1 and ends on December 31.  As a result, the Company’s first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days.  The third quarters ended October 3, 2009 (“third quarter of 2009”) and September 27, 2008 (“third quarter of 2008”) each include 91 days.  The first nine months ended October 3, 2009 (“nine months of 2009”) and September 27, 2008 (“nine months of 2008”) include 276 days and 271 days, respectively.

Goodwill and Other Long-Lived Assets

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions, net of any subsequent impairment losses.  At October 3, 2009 and December 31, 2008, the Company had approximately $561.4 million and $810.8 million, respectively, of goodwill recorded on its unaudited condensed consolidated balance sheet.  Goodwill, by reporting segment, at October 3, 2009 and December 31, 2008 was as follows:

	Residential	Home	Residential	Commercial
	Ventilation	Technology	HVAC	HVAC
	Products	Products	Products	Products	Consolidated
	(Amounts in millions)

Balance as of December 31, 2008	$341.0	$351.4	$43.0	$75.4	$810.8
Estimated impairment loss	---	(250.0)	---	---	(250.0)
Impact of changes in foreign currency
translation and other	0.6	0.2	(0.1)	(0.1)	0.6
Balance as of October 3, 2009	$341.6	$101.6	$42.9	$75.3	$561.4

The Company’s accounting for acquired goodwill and intangible assets requires considerable judgment in the valuation of acquired goodwill and other long-lived assets and the ongoing evaluation of goodwill and other long-lived assets impairment.  Goodwill and intangible assets determined to have indefinite useful lives are not amortized.  Instead, these assets are evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, among others, a significant adverse change in the business climate.  The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter.  The reporting units evaluated for goodwill impairment by the Company have been determined to be the same as the Company’s operating segments and include Residential Ventilation Products (“RVP”), Home Technology Products (“HTP”), Residential Air Conditioning and Heating Products (“R-HVAC”), and Commercial Air Conditioning and Heating Products (“C-HVAC”) (see Note C).

During 2008, the Company recognized a goodwill impairment charge totaling approximately $710.0 million based upon an interim impairment test performed during the third quarter and finalized in the fourth quarter.  As of December 31, 2008, the Company completed another interim impairment test, but no additional charges were recognized.

During the first nine months of 2009, the Company’s businesses continued to experience a difficult market environment due primarily to weak residential new construction, remodeling and residential air conditioning markets.  Based on these macro-economic assumptions, the Company believes that EBITDA will continue to decline in 2009 and then begin to rebound in 2010 with continued growth through at least 2014.  The Company’s prior long-term forecasts had expected the rebound in EBITDA to begin to occur in the second half of 2009.  As a result, in the second quarter of 2009 the Company significantly lowered its cash flow forecasts for 2009 and 2010 for all of the reporting units and for 2011 through 2014 for the HTP, R-HVAC and C-HVAC reporting units.  As a result, the Company concluded in the second quarter of 2009 that indicators of potential goodwill impairment were present and, therefore, the Company needed to perform an interim test of goodwill impairment.

As of July 4, 2009, the Company prepared a “Step 1 Test” that compared the estimated fair value of each reporting unit to its carrying value.  The Company utilized a combination of a discounted cash flow approach (“DCF Approach”) and an EBITDA multiple approach (“EBITDA Multiple Approach”) in order to value the Company’s reporting units for the interim Step 1 Test.

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

The results of the Step 1 Tests performed as of July 4, 2009 indicated that the carrying value of the HTP reporting unit exceeded the estimated fair value determined by the Company and, as such, a “Step 2 Test” was required for this reporting unit.   The estimated fair values of the RVP, R-HVAC and C-HVAC reporting units exceeded the carrying values so no further impairment analysis was required for these reporting units.  The Company also determined that no interim Step 1 Testing was required as of October 3, 2009.

The Company believes that its assumptions used to determine the fair values for the RVP, HTP, R-HVAC and C- HVAC reporting units were reasonable.  If different assumptions were to be used, particularly with respect to estimating future cash flows, the weighted average costs of capital, terminal growth rates, EBITDA, and selected EBITDA multiples, different estimates of fair value may result and there could be the potential that an impairment charge could result for RVP, R-HVAC and C-HVAC and an additional impairment charge could be required for HTP.  Actual operating results and the related cash flows of these reporting units could differ from the estimated operating results and related cash flows.  Based on the Company’s estimates at October 3, 2009, the impact of reducing the Company’s fair value estimates for the RVP, HTP and C-HVAC reporting units by 10% would have no impact on the Company’s goodwill assessment for these reporting units.  For the R-HVAC reporting unit, the impact of reducing the Company’s fair value estimates by 10% would have reduced the estimated fair value to an amount below the carrying value for this reporting unit as of October 3, 2009 and, therefore, would have required the Company to perform additional impairment analysis for this reporting unit.

The preliminary Step 2 Test for the HTP reporting unit as of July 4, 2009 required the Company to measure the potential goodwill impairment loss by allocating the estimated fair value of the reporting unit, as determined in Step 1, to the reporting unit’s assets and liabilities, with the residual amount representing the implied fair value of goodwill.  To the extent the implied fair value of goodwill was less than the carrying value, an impairment loss was recognized.  As such, the Step 2 Test required the Company to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill as of the evaluation date.  Due to the complexity of the analysis required to complete the Step 2 Test, the Company has not yet finalized its Step 2 Test.  The Company has completed a preliminary assessment of the expected impact of the Step 2 Test using reasonable estimates for the theoretical purchase price allocation and recorded a preliminary estimate of the goodwill impairment loss for the HTP reporting unit of approximately $250.0 million in the second quarter of 2009.  The preliminary estimate of goodwill impairment loss is expected to be finalized prior to reporting 2009 annual results.

The following procedures are, among others, the more significant analyses that the Company needs to complete in order to finalize its Step 2 Test:

•	Finalize appraisals to determine the estimated fair value of property and equipment, and intangible assets within the HTP reporting unit,
•	Finalize analyses within the HTP reporting unit to determine the estimated fair value adjustment required for inventory, and
•	Finalize deferred tax analyses for the HTP reporting unit.

In connection with the preliminary Step 2 Test, the Company made what it considered to be reasonable estimates of each of the above items in order to determine its preliminary best estimate of the goodwill impairment loss under the theoretical purchase price allocation required for Step 2 impairment testing.  The completion of the final analyses described above may result in significant changes to the estimates used and, therefore, may have a significant impact on the final HTP goodwill impairment loss recorded in 2009.  In addition, there can be no assurance that the Company will not identify other issues during the completion of the Step 2 Test that may have a significant impact on the final HTP goodwill impairment loss recorded for 2009.

The Company evaluates the recoverability of long-lived assets, which primarily consist of property and equipment and definite lived intangible assets (the “Long-Lived Assets”), when events or business conditions warrant it, including whenever an interim goodwill impairment test is required.  Prior to the goodwill impairment test, long-lived assets are assessed for recoverability, and any impairment is recorded.  As a result of the Company’s conclusion that an interim impairment test of goodwill was required during the second quarter of 2009, the Company performed an interim test for the recoverability of the Long-Lived Assets as of July 4, 2009, and determined that there was no impairment.  As of October 3, 2009, the Company did not identify any events or conditions that warranted an additional impairment test for Long-Lived Assets.

The interim evaluation of the recoverability of Long-Lived Assets, other than goodwill, was based on expectations of non-discounted future cash flows compared to the carrying value of the long-lived asset groups.  If the sum of the expected non-discounted future cash flows was less than the carrying amount of the Long-Lived Assets, the Company would recognize an impairment loss.  The Company’s cash flow estimates were based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with a Company-wide interim forecasting process. The estimates also included a terminal valuation for the applicable asset group based upon a multiple of earnings before interest expense, net, depreciation and amortization expense, and income taxes (“EBITDA”).  The Company estimated the EBITDA multiple by reviewing comparable company information and other industry data.  The Company believes that its procedures for estimating gross future cash flows, including the terminal valuations, are reasonable and consistent with market conditions at the time the testing was performed.

Fair Value

Fair Value of Financial Instruments

Following is information about the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents --
The carrying amount approximates fair value because of the short maturity of those instruments.

Restricted Investments and Marketable Securities --
The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at October 3, 2009 or December 31, 2008.

Long-Term Debt --
At October 3, 2009 and December 31, 2008, the fair value of long-term indebtedness was approximately $185.9 million lower and $721.2 million lower, respectively, than the amount on the Company’s consolidated balance sheet, before unamortized discount, based on available market quotations (see Note B).

Assets and Liabilities Measured on a Non-Recurring Basis

During the nine months of 2009, HTP reporting unit goodwill with a carrying value amount of approximately $351.7 million was written down to its implied fair value of approximately $101.7 million.  This resulted in an estimated non-cash goodwill impairment charge of approximately $250.0 million, which was included in the unaudited condensed consolidated statement of operations for nine months of 2009.

The HTP reporting unit's assets itemized below were measured at fair value on a non-recurring basis during the nine months of 2009 using a combination of the DCF Approach and the EBITDA Multiple Approach:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (“Level 1”)	Significant Other Observable Inputs (“Level 2”)	Significant Unobservable Inputs (“Level 3”)	Total Impaired Losses
	(Amounts in millions)

Goodwill	$101.7	---	---	$101.7	$250.0

Comprehensive Income (Loss)

Comprehensive loss includes net loss, unrealized gains and losses from currency translation, and pension liability adjustments, net of tax.  Comprehensive loss for the periods presented is as follows:

	For the third quarter of		For the nine months of
	2009	2008	2009	2008
	(Dollar amounts in millions)

Net loss	$(12.4)	$(644.7)	$(290.5)	$(645.1)
Other comprehensive income (loss):
Currency translation adjustment	4.6	(5.7)	8.4	(4.4)
Pension liability adjustment	0.4	(0.4)	(0.6)	(0.4)
Comprehensive loss	$(7.4)	$(650.8)	$(282.7)	$(649.9)

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 establishes the FASB Accounting Standards Codification (“the Codification”) as the sole source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS No. 168, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  This statement became effective in the third quarter of 2009, and references made to FASB guidance throughout this document have been updated for the Codification.

(B)
On September 3, 2009, NTK Holdings, Nortek Holdings, Inc. and Nortek entered into a restructuring and lock-up agreement (the “Restructuring Agreement”) with certain holders of (i) NTK Holdings’ 10 3/4% Senior Discount Notes due 2014 (the “NTK 10 3/4% Notes”), (ii) Nortek’s 8 1/2% Senior Subordinated Notes due 2013 (the “8 1/2% Notes”), and (iii) Nortek’s 10% Senior Secured Notes due 2013 (the “10% Notes”) (collectively, the “Notes”).  Pursuant to the Restructuring Agreement, certain holders of the Notes agreed to restructure and recapitalize the Notes through the implementation of a solicitation of votes for prepackaged plans of reorganization of NTK Holdings and Nortek pursuant to the Bankruptcy Code (the “Solicitation”) (see Note H).

As part of the Company’s strategy to preserve and enhance its near-term liquidity, the Company elected to forego making the approximately $26.6 million semi-annual interest payment on its 8 1/2% Notes that was due on September 1, 2009 (subject to a thirty (30) day grace period), which constituted an event of default under the indenture governing its 8 1/2% Notes prior to the consolidated balance sheet date of October 3, 2009.  The failure to make this interest payment also constituted a cross default under Nortek’s 10% Notes, ABL Facility, and certain other debt agreements prior to October 3, 2009, as well as a cross default under the NTK 10 3/4% Notes and the NTK Holdings Senior Unsecured Loans (the “NTK Unsecured Loans”).   The terms of the Restructuring Agreement provided that, subject to certain conditions, the holders of the Notes who executed the Restructuring Agreement would not exercise their rights and remedies against NTK Holdings or Nortek, respectively, with respect to the events of default resulting from the failure to pay the interest due on the 8 1/2% Notes under their applicable indentures.  In addition, on September 3, 2009, the Company entered into a forbearance agreement, as amended, with the lenders (the “Lenders”) under Nortek’s ABL Facility (the “ABL Forbearance Agreement”), whereby the Lenders agreed, among other things, to not exercise their rights and remedies against Nortek and its guarantor subsidiaries, respectively, with respect to the event of default resulting from the failure to pay the interest due on the 8 1/2% Notes, provided Nortek complied with the terms of the ABL Forbearance Agreement.  The Restructuring Agreement and ABL Forbearance Agreement were in effect up to the time the Bankruptcy Cases were filed.

The filing of the Bankruptcy Cases also constituted an event of default under substantially all of Nortek’s and NTK Holdings’ domestic debt including the 8 1/2% Notes, the 10% Notes, Nortek’s 9 7/8% Series A and Series B Senior Subordinated Notes due 2011 (the “9 7/8% Notes”), the ABL Facility, the NTK 10 3/4% Notes and the NTK Unsecured Loans and, as such, the debt under these various agreements and indentures became automatically due and payable, subject to the automatic stay provisions of the Bankruptcy Code which prevents the enforcement of any actions to collect the amounts due.   Accordingly, substantially all of the Company’s long-term debt was reclassified to current as of October 3, 2009 with the exception of certain capital leases where the payment of the monthly lease payments has not been accelerated based on the terms of the capital lease agreements and certain foreign debt that is not impacted by the Bankruptcy Cases (see Note H).

At December 31, 2008, the Company’s Best subsidiary was not in compliance with a maintenance covenant with respect to two loan agreements with aggregate borrowings outstanding of approximately $6.8 million.  Non-compliance with these two long-term debt agreements would have resulted in non-compliance with two other long-term debt agreements totaling approximately $5.3 million at December 31, 2008.  The Company’s Best subsidiary obtained waivers from the bank, which indicated that the Company’s Best subsidiary was not required to comply with the maintenance covenant as of December 31, 2008.  The next measurement date for the maintenance covenant is for the year ended December 31, 2009 and the Company believes that it is probable that its Best subsidiary will not be in compliance with the maintenance covenant when their assessment of the required calculation is completed in the first quarter of 2010.  As a result, the Company has classified approximately $4.9 million and $8.1 million of outstanding borrowings under such “long-term debt” agreements as a current liability on its consolidated balance sheet at October 3, 2009 and December 31, 2008, respectively.  No assurance can be given that Best will be successful in obtaining a refinancing, amendment or waiver on terms acceptable to the Company, or at all, in the future.  Accordingly, Nortek could be required to repay the long-term portion of approximately $4.9 million at December 31, 2009 related to these loans in an event of non-compliance.

Prior to the Bankruptcy Cases being filed, the indentures that govern the 10% Notes and the 8 1/2% Notes limited Nortek’s ability to make certain payments, including distributions or other payments to NTK Holdings.   Nortek was under no obligation to make any distribution or other payment to NTK Holdings even if Nortek had available cash and the making of such a payment was permitted by the terms of its existing indebtedness.  Nortek has not made any such distributions to NTK Holdings during the nine months of 2009.

In October 2009, following the announcement of the Bankruptcy Cases, Moody’s changed its probability of default rating (“PDR”) from “C” to “D” for NTK Holdings.  Moody’s also announced that it would be removing all of Nortek’s debt ratings.  Additionally, in October 2009, Standard & Poor’s lowered the corporate credit rating on NTK Holdings to “D” from “CC” following the announcement of the Bankruptcy Cases.

(C)
The Company is a diversified manufacturer of innovative, branded residential and commercial building products, operating within four reporting segments: the RVP segment, the HTP segment, the R-HVAC segment, and the C-HVAC segment.  During the fourth quarter of 2008, the Company changed the composition of its reporting segments to report the R-HVAC segment separately and as a result, the Company has restated prior period segment disclosures to reflect the new composition.

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

Unaudited net sales, operating earnings (loss) and loss before provision for income taxes for the Company’s reporting segments for the third quarter of 2009 and 2008 were as follows:

	For the third quarter of
	2009	2008
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$144.9	$180.0
Home technology products	100.2	132.7
Residential air conditioning and heating products	112.5	138.0
Commercial air conditioning and heating products	94.2	131.9
Consolidated net sales	$451.8	$582.6

Operating earnings (loss):
Residential ventilation products	$17.5	$(327.1)
Home technology products	4.1	(49.3)
Residential air conditioning and heating products	6.9	(197.9)
Commercial air conditioning and heating products	9.4	8.4
Subtotal	37.9	(565.9)
Unallocated, net	(10.2)	(13.7)
Consolidated operating earnings (loss)	27.7	(579.6)
Interest expense	(37.7)	(37.1)
Investment income	---	0.2
Loss before provision for income taxes	$(10.0)	$(616.5)

Unaudited net sales, operating earnings (loss) and loss before provision for income taxes for the Company’s reporting segments for the nine months of 2009 and 2008 were as follows:

	For the nine months of
	2009	2008
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$434.2	$555.2
Home technology products	298.5	388.0
Residential air conditioning and heating products	332.4	435.6
Commercial air conditioning and heating products	313.5	391.1
Consolidated net sales	$1,378.6	$1,769.9

Operating earnings (loss):
Residential ventilation products	$38.4	$(295.2)
Home technology products	(241.9)	(31.2)
Residential air conditioning and heating products	12.2	(182.3)
Commercial air conditioning and heating products	39.3	27.4
Subtotal	(152.0)	(481.3)
Unallocated, net	(21.4)	(28.0)
Consolidated operating loss	(173.4)	(509.3)
Interest expense	(113.7)	(95.8)
Loss from debt retirement	---	(9.9)
Investment income	0.2	0.6
Loss before provision for income taxes	$(286.9)	$(614.4)

Unaudited segment assets for the Company’s reporting segments at October 3, 2009 and December 31, 2008 were as follows:

	October 3,	December 31,
	2009	2008
	(Dollar amounts in millions)

Segment Assets:
Residential ventilation products	$651.5	$671.2
Home technology products	316.8	603.8
Residential air conditioning and heating products	229.5	209.1
Commercial air conditioning and heating products	228.8	249.0
	1,426.6	1,733.1
Unallocated:
Cash and cash equivalents, including
current restricted cash	181.4	182.9
Prepaid income taxes	9.6	11.0
Other assets, including long-term restricted
investments and marketable securities	46.3	53.3
Consolidated assets	$1,663.9	$1,980.3

(D)
The Company provided for income taxes on an interim basis based upon the estimated annual effective tax rate for 2009 and 2008.  The following reconciles the federal statutory income tax rate to the effective tax rate of approximately (1.3)% and (5.0)% for the nine months of 2009 and 2008:

	For the nine months of
	2009	2008
Income tax at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
Goodwill impairment	(28.2)	(34.3)
Decrease (increase) in FIN 48 reserves, including interest	0.3	(0.3)
State income tax provision, net of federal income tax effect	(0.8)	(0.4)
Tax effect resulting from foreign activities	(0.2)	---
Non-deductible expenses	(0.3)	(0.2)
Increase in valuation allowance related to deferred tax assets	(7.1)	(4.9)
Other, net	---	0.1
Income tax at effective rate	(1.3)%	(5.0)%

During the third quarter of 2008, the Company evaluated the realizability of its domestic deferred tax assets as a result of economic conditions, the Company’s operating results and the Company’s revised forecast, including the increase in future interest expense as a result of the debt refinancing that occurred in May 2008.  As a result of this analysis during the third quarter of 2008, the Company established a valuation allowance of approximately $14.6 million against domestic deferred tax assets in existence as of December 31, 2007.  In addition, for the year ended December 31, 2008, the Company recorded a valuation allowance against certain tax assets related to domestic and foreign operating losses generated in 2008 of approximately $40.9 million.  For the nine months ended October 3, 2009, the Company provided an additional federal, foreign and state valuation allowance of approximately $20.3 million.  In assessing the need for a valuation allowance, the Company assessed the available means of recovering its deferred tax assets, including the ability to carry back net operating losses, available deferred tax liabilities, tax planning strategies and projections of future taxable income.  The Company concluded that it is more likely than not, based upon all available evidence, that a valuation allowance is required for substantially all of its net domestic deferred tax assets, and certain foreign deferred tax assets and net operating losses.

As of January 1, 2009, the Company had a liability of approximately $18.2 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  During the nine months ended October 3, 2009, the Company recorded a reduction (tax benefit) to this reserve of approximately $1.8 million as a result of the lapse in the statute of limitations on certain state and foreign tax items.  As a result of additional provisions to the reserve during the third quarter and nine months of 2009, the liability for uncertain tax positions at October 3, 2009 was approximately $17.1 million.  The corresponding amount of gross uncertain tax benefits was approximately $27.1 million and $28.6 million at October 3, 2009 and December 31, 2008, respectively.

Subsequent to the end of the third quarter of 2009, the Company received a report of proposed audit adjustments related to one of its foreign subsidiaries.  In the report, the taxing authorities have proposed adjustments resulting in additional income tax related penalties and interest up to a maximum amount of approximately $5.0 million.  The Company is currently reviewing the report and the related proposed adjustments.  To the extent that the Company ultimately determines that the findings in the report will result in amounts due that are in excess of the amounts that the Company has already identified as uncertain tax positions, such amounts will be recorded in the fourth quarter of 2009.

As of October 3, 2009, the Company has approximately $2.8 million in unrecognized benefits relating to various state tax issues, for which the statute of limitations is expected to expire in the fourth quarter of 2009.

As of January 1, 2009, the Company accrued approximately $4.5 million of interest related to uncertain tax positions.  As of October 3, 2009, the total amount of accrued interest related to uncertain tax positions is approximately $4.5 million. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

(E)
The Company’s former subsidiary, Ply Gem, guaranteed third party obligations relating to rental payments through June 30, 2016 for a facility leased by a former subsidiary, which was sold on September 21, 2001.  Nortek indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and had an estimated liability related to this indemnified guarantee of approximately $7.2 million at December 31, 2008.    During the second quarter of 2009, the Company reduced its estimate by approximately $3.2 million.  During the third quarter of 2009, the Company paid $3.3 million in exchange for a release from the indemnification agreement.  These events resulted in a reduction of approximately $3.9 million to selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations for the nine months of 2009.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications, including the indemnified guarantee noted above, of approximately $9.5 million and $17.1 million at October 3, 2009 and December 31, 2008, respectively.  Approximately $4.4 million of short-term liabilities and approximately $5.1 million of long-term liabilities related to these indemnifications are recorded in accrued expenses and other long-term liabilities, respectively, in the accompanying unaudited condensed consolidated balance sheet at October 3, 2009.

The Company sells a number of products and offers a number of warranties including, in some instances, extended warranties for which the Company receives proceeds.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs that may be incurred under its warranties, with the exception of extended warranties, and records a liability for such costs at the time of sale.  Deferred revenue from extended warranties is recorded at the estimated fair value of the liability and is amortized over the life of the warranty and periodically reviewed to ensure that the amount recorded is equal to or greater than estimated future costs.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary.

Changes in the Company’s combined short-term and long-term warranty accruals during the nine months of 2009 are as follows:

2009
(Amounts in millions)

Balance, beginning of the period	$51.5
Warranties provided during the period	23.1
Settlements made during the period	(22.3)
Changes in liability estimate, including expirations	1.5
Balance, end of the period	$53.8

The Company is subject to other contingencies, including legal proceedings and claims, arising out of its businesses that cover a wide range of matters including, among others, environmental matters, contract and employment claims, product liability, warranty and modification and adjustment or replacement of component parts of units sold, which include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  The Company has used various substances in its products and manufacturing operations which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

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

(F)
The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $1.6 million for each of the third quarters of 2009 and 2008, respectively, and aggregated approximately $4.9 million and $5.1 million for the nine months of 2009 and 2008, respectively.

The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans.  At October 3, 2009, the Company estimated that approximately $3.0 million would be contributed to the Company’s defined benefit pension plans in 2009, of which approximately $2.3 million was contributed through the first nine months of 2009.

The Company’s unaudited net periodic benefit cost (income) for its defined benefit plans for the third quarter of 2009 and 2008 consists of the following components:

	For the third quarter of
	2009	2008
	(Dollar amounts in millions)

Service cost	$0.1	$0.2
Interest cost	2.3	3.2
Expected return on plan assets	(1.8)	(3.5)
Recognized actuarial loss (gain)	0.2	(0.1)
Net periodic benefit cost (income)	$0.8	$(0.2)

The Company’s unaudited net periodic benefit cost (income) for its defined benefit plans for the nine months of 2009 and 2008 consists of the following components:

	For the nine months of
	2009	2008
	(Dollar amounts in millions)

Service cost	$0.4	$0.5
Interest cost	6.9	9.1
Expected return on plan assets	(5.5)	(9.9)
Recognized actuarial loss (gain)	0.5	(0.1)
Net periodic benefit cost (income)	$2.3	$(0.4)

The Company’s unaudited net periodic benefit cost (income) for its subsidiary’s Post-Retirement Health Benefit Plan for the third quarter 2008 was approximately $(0.1) million and for each of the nine months of 2009 and 2008 was approximately $0.1 million, respectively.

(G)
Nortek’s 10% Notes and 8 1/2% Notes are guaranteed by all of Nortek’s current and certain future domestic subsidiaries (the “Guarantors”), as defined, with the exception of certain domestic subsidiaries, as defined, which are excluded from the 10% Note and the 8 1/2% Note guarantees. The Guarantors are wholly-owned either directly or indirectly by Nortek and jointly and severally guarantee Nortek’s obligations under the 10% Notes and the 8 1/2% Notes.  None of Nortek’s subsidiaries organized outside of the United States guarantee the 10% Notes or the 8 1/2% Notes.

Consolidating balance sheets related to Nortek, its guarantor subsidiaries and non-guarantor subsidiaries as of October 3, 2009 and December 31, 2008 and the related consolidating statements of operations and cash flows for the third quarter and nine months of 2009 and 2008 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

Unaudited Condensed Consolidating Balance Sheet
As of October 3, 2009

			Guarantor	Non-Guarantor			Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations		Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents		$141.5	$8.3	$30.8	$	---	$180.6
Restricted cash		0.1	0.7	---		---	0.8
Accounts receivable, less allowances		---	206.7	64.3		---	271.0
Intercompany receivables (payables)		2.1	(7.0)	4.9		---	---
Inventories		---	209.5	50.0		---	259.5
Prepaid expenses		1.8	7.9	3.7		---	13.4
Other current assets		0.4	1.6	7.2		---	9.2
Prepaid income taxes		(18.7)	25.3	3.0		---	9.6
Total current assets		127.2	453.0	163.9		---	744.1
Property and Equipment, at Cost:
Total property and equipment, net		0.7	119.9	74.5		---	195.1
Other Long-term Assets:
Investment in subsidiaries and long-term
receivable from (to) subsidiaries		1,034.3	(515.1)	(51.1)		(468.1)	---
Goodwill		---	549.6	11.8		---	561.4
Intangible assets, less accumulated amortization		---	97.0	21.3		---	118.3
Other assets		41.5	2.9	0.6		---	45.0
Total other long-term assets		1,075.8	134.4	(17.4)		(468.1)	724.7
Total assets		$1,203.7	$707.3	$221.0		$(468.1)	$1,663.9
LIABILITIES AND STOCKHOLDER'S
(DEFICIT) INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$	---	$ ---	$17.9	$	---	$17.9
Current maturities of long-term debt		15.0	4.2	5.4		---	24.6
Long-term debt (see Note B)		1,513.7	5.8	4.9		---	1,524.4
Accounts payable		2.6	82.8	49.8		---	135.2
Accrued expenses and taxes, net		68.7	119.1	43.6		---	231.4
Total current liabilities		1,600.0	211.9	121.6		---	1,933.5
Other Liabilities:
Deferred income taxes		17.6	(5.6)	13.4		---	25.4
Intercompany account with affiliates, net		43.0	---	---		---	43.0
Other long-term liabilities		45.5	95.7	8.8		---	150.0
		106.1	90.1	22.2		---	218.4
Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities		---	13.4	1.0		---	14.4

Stockholder's (deficit) investment		(502.4)	391.9	76.2		(468.1)	(502.4)
Total liabilities and stockholder's
(deficit) investment		$1,203.7	$707.3	$221.0		$(468.1)	$1,663.9

Unaudited Condensed Consolidating Balance Sheet
As of December 31, 2008

			Guarantor	Non-Guarantor			Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations		Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents		$144.1	$7.5	$30.6	$	---	$182.2
Restricted cash		---	0.7	---		---	0.7
Accounts receivable, less allowances		---	175.9	84.4		---	260.3
Intercompany receivables (payables)		2.4	(6.1)	3.7		---	---
Inventories		---	242.7	53.6		---	296.3
Prepaid expenses		---	8.7	4.1		---	12.8
Other current assets		0.2	1.3	8.0		---	9.5
Prepaid income taxes		(16.3)	24.3	3.0		---	11.0
Total current assets		130.4	455.0	187.4		---	772.8
Property and Equipment, at Cost:
Total property and equipment, net		0.8	130.5	76.4		---	207.7
Other Long-term Assets:
Investment in subsidiaries and long-term
receivable from (to) subsidiaries		1,276.1	(87.1)	(63.7)		(1,125.3)	---
Goodwill		---	799.6	11.2		---	810.8
Intangible assets, less accumulated amortization		---	111.5	23.9		---	135.4
Other assets		49.7	2.8	1.1		---	53.6
Total other long-term assets		1,325.8	826.8	(27.5)		(1,125.3)	999.8
Total assets		$1,457.0	$1,412.3	$236.3		$(1,125.3)	$1,980.3
LIABILITIES AND STOCKHOLDER'S
(DEFICIT) INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$	---	$ ---	$32.7	$	---	$32.7
Current maturities of long-term debt		---	7.7	5.4		---	13.1
Long-term debt (see Note B)		---	---	8.1		---	8.1
Accounts payable		2.9	83.4	66.0		---	152.3
Accrued expenses and taxes, net		42.3	127.5	44.1		---	213.9
Total current liabilities		45.2	218.6	156.3		---	420.1
Other Liabilities:
Deferred income taxes		12.8	4.4	13.5		---	30.7
Intercompany account with affiliates, net		43.1	---	---		---	43.1
Other long-term liabilities		52.9	99.4	8.4		---	160.7
		108.8	103.8	21.9		---	234.5
Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities		1,522.8	20.7	2.0		---	1,545.5

Stockholder's (deficit) investment		(219.8)	1,069.2	56.1		(1,125.3)	(219.8)
Total liabilities and stockholder's
(deficit) investment		$1,457.0	$1,412.3	$236.3		$(1,125.3)	$1,980.3

Unaudited Condensed Consolidating Statement of Operations
For the third quarter ended October 3, 2009

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$	---	$376.9	$104.9	$(30.0)	$451.8

Costs and expenses:
Costs of products sold		---	268.1	83.6	(30.0)	321.7
Selling, general and administrative expenses, net		10.1	70.0	16.6	---	96.7
Amortization of intangible assets		---	4.9	0.8	---	5.7
		10.1	343.0	101.0	(30.0)	424.1
Operating (loss) earnings		(10.1)	33.9	3.9	---	27.7
Interest expense		(37.0)	(0.4)	(0.3)	---	(37.7)
(Loss) income before charges and allocations
to subsidiaries and equity in subsidiaries'
(loss) earnings before income taxes		(47.1)	33.5	3.6	---	(10.0)
Charges and allocations to subsidiaries and
equity in subsidiaries' (loss) earnings
before income taxes		37.1	(9.0)	0.7	(28.8)	---
(Loss) earnings before (benefit)
provision for income taxes		(10.0)	24.5	4.3	(28.8)	(10.0)
(Benefit) provision for income taxes		2.4	9.5	2.4	(11.9)	2.4
Net (loss) earnings		$(12.4)	$15.0	$1.9	$(16.9)	$(12.4)

Unaudited Condensed Consolidating Statement of Operations
For the third quarter ended September 27, 2008

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$	---	$474.2	$149.2	$(40.8)	$582.6

Costs and expenses:
Costs of products sold		---	352.2	123.0	(40.8)	434.4
Selling, general and administrative expenses, net		13.3	87.2	20.6	---	121.1
Goodwill impairment charge		---	600.0	---	---	600.0
Amortization of intangible assets		---	5.8	0.9	---	6.7
		13.3	1,045.2	144.5	(40.8)	1,162.2
Operating (loss) earnings		(13.3)	(571.0)	4.7	---	(579.6)
Interest expense		(35.8)	(0.6)	(0.7)	---	(37.1)
Investment income		---	---	0.2	---	0.2
(Loss) income before charges and allocations
to subsidiaries and equity in subsidiaries'
earnings (loss) before income taxes		(49.1)	(571.6)	4.2	---	(616.5)
Charges and allocations to subsidiaries and
equity in subsidiaries' (loss) earnings
before income taxes		(567.4)	(10.0)	0.5	576.9	---
(Loss) earnings before provision
(benefit) for income taxes		(616.5)	(581.6)	4.7	576.9	(616.5)
Provision (benefit) for income taxes		28.2	9.4	3.9	(13.3)	28.2
Net (loss) earnings		$(644.7)	$(591.0)	$0.8	$590.2	$(644.7)

Unaudited Condensed Consolidating Statement of Operations
For the nine months ended October 3, 2009

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$	---	$1,140.7	$323.6	$(85.7)	$1,378.6

Costs and expenses:
Costs of products sold		---	815.3	261.3	(85.7)	990.9
Selling, general and administrative expenses, net		21.6	221.0	50.9	---	293.5
Goodwill impairment charge		---	250.0	---	---	250.0
Amortization of intangible assets		---	15.3	2.3	---	17.6
		21.6	1,301.6	314.5	(85.7)	1,552.0
Operating (loss) earnings		(21.6)	(160.9)	9.1	---	(173.4)
Interest expense		(111.0)	(1.2)	(1.5)	---	(113.7)
Investment income		0.1	---	0.1	---	0.2
(Loss) income before charges and allocations
to subsidiaries and equity in subsidiaries'
(loss) earnings before income taxes		(132.5)	(162.1)	7.7	---	(286.9)
Charges and allocations to subsidiaries and
equity in subsidiaries' (loss) earnings
before income taxes		(154.4)	(18.6)	2.1	170.9	---
(Loss) earnings before provision
(benefit) for income taxes		(286.9)	(180.7)	9.8	170.9	(286.9)
Provision (benefit) for income taxes		3.6	30.9	7.1	(38.0)	3.6
Net (loss) earnings		$(290.5)	$(211.6)	$2.7	$208.9	$(290.5)

Unaudited Condensed Consolidating Statement of Operations
For the nine months ended September 27, 2008

			Guarantor	Non-Guarantor		Nortek
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$	---	$1,439.6	$438.3	$(108.0)	$1,769.9

Costs and expenses:
Costs of products sold		---	1,047.3	360.0	(108.0)	1,299.3
Selling, general and administrative expenses, net		27.3	265.0	65.8	---	358.1
Goodwill impairment charge		---	600.0	---	---	600.0
Amortization of intangible assets		0.3	18.6	2.9	---	21.8
		27.6	1,930.9	428.7	(108.0)	2,279.2
Operating (loss) earnings		(27.6)	(491.3)	9.6	---	(509.3)
Interest expense		(91.6)	(2.0)	(2.2)	---	(95.8)
Loss from debt retirement		(9.9)	---	---	---	(9.9)
Investment income		0.1	0.1	0.4	---	0.6
(Loss) income before charges and allocations
to subsidiaries and equity in subsidiaries'
(loss) earnings before income taxes		(129.0)	(493.2)	7.8	---	(614.4)
Charges and allocations to subsidiaries and
equity in subsidiaries' (loss) earnings
before income taxes		(485.4)	(33.2)	1.7	516.9	---
(Loss) earnings before provision
(benefit) for income taxes		(614.4)	(526.4)	9.5	516.9	(614.4)
Provision (benefit) for income taxes		30.7	31.6	5.8	(37.4)	30.7
Net (loss) earnings		$(645.1)	$(558.0)	$3.7	$554.3	$(645.1)

Unaudited Condensed Consolidating Cash Flow Statement
For the nine months ended October 3, 2009

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(111.2)	$131.8	$21.3	$41.9
Cash Flows from investing activities:
Capital expenditures	---	(9.0)	(4.6)	(13.6)
Net cash paid for businesses acquired	---	(14.1)	---	(14.1)
Proceeds from the sale of property and equipment	1.4	0.6	0.1	2.1
Change in restricted cash and investments	(0.1)	---	---	(0.1)
Other, net	(0.3)	(0.7)	(1.9)	(2.9)
Net cash provided by (used in) investing activities	1.0	(23.2)	(6.4)	(28.6)
Cash Flows from financing activities:
Increase in borrowings	20.0	---	44.0	64.0
Payment of borrowings	(15.0)	(5.2)	(58.7)	(78.9)
Long-term intercompany advance	102.6	(102.6)	---	---
Net cash provided by (used in) financing activities	107.6	(107.8)	(14.7)	(14.9)
Net change in unrestricted cash and cash equivalents	(2.6)	0.8	0.2	(1.6)
Unrestricted cash and cash equivalents at the beginning
of the period	144.1	7.5	30.6	182.2
Unrestricted cash and cash equivalents at the end
of the period	$141.5	$8.3	$30.8	$180.6

Unaudited Condensed Consolidating Cash Flow Statement
For the nine months ended September 27, 2008

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(87.0)	$119.2	$25.9	$58.1
Cash Flows from investing activities:
Capital expenditures	---	(13.4)	(7.3)	(20.7)
Net cash paid for businesses acquired	---	(32.7)	---	(32.7)
Proceeds from the sale of property and equipment	---	6.2	---	6.2
Change in restricted cash and marketable securities	---	0.3	---	0.3
Other, net	(0.8)	(1.1)	(0.2)	(2.1)
Net cash used in investing activities	(0.8)	(40.7)	(7.5)	(49.0)
Cash Flows from financing activities:
Increase in borrowings	155.0	---	10.4	165.4
Payment of borrowings	(79.3)	(12.0)	(14.2)	(105.5)
Net proceeds from the sale of the 10% Senior
Secured Notes due 2013	742.2	---	---	742.2
Redemption of Nortek's senior secured credit facility	(755.5)	---	---	(755.5)
Fees paid in connection with new debt facilities	(33.1)	---	---	(33.1)
Equity investment by THL-Nortek Investors, LLC	4.2	---	---	4.2
Long-term intercompany advance	71.3	(71.3)	---	---
Net cash provided by (used in) financing activities	104.8	(83.3)	(3.8)	17.7
Net change in unrestricted cash and cash equivalents	17.0	(4.8)	14.6	26.8
Unrestricted cash and cash equivalents at the beginning
of the period	20.5	8.9	24.0	53.4
Unrestricted cash and cash equivalents at the end
of the period	$37.5	$4.1	$38.6	$80.2

(H)
As discussed in Notes A and B above, on the Commencement Date, the Debtors filed the Bankruptcy Cases and, following the Commencement Date, the Debtors filed the Prepackaged Plans and Disclosure Statement.  The Company also disclosed the results of the votes on the Prepackaged Plans obtained from the Solicitation that the Debtors performed prior to the Commencement Date for all of the impaired or potentially impaired classes that were entitled to vote on the Prepackaged Plans, which included, among others, the NTK 10 3/4% Notes, the NTK Unsecured Loans, the 10% Notes, the 8 1/2% Notes and the 9 7/8% Notes.  Except for the holders of the NTK Unsecured Loans, all of the impaired or potentially impaired classes entitled to vote accepted the Prepackaged Plans.  A hearing to consider the compliance of the Disclosure Statement with the Bankruptcy Code’s disclosure requirements and any objections or other pertinent matters has been scheduled by the Bankruptcy Court for December 4, 2009 (the “Disclosure Statement Hearing”).  A hearing to consider confirmation of the Prepackaged Plans and any objections thereto (the “Confirmation Hearing”) is scheduled to commence immediately following the Disclosure Statement Hearing.  Any objections to the Disclosure Statement and/or the Prepackaged Plans were to be filed and served upon the Bankruptcy Court by 4:00PM EST on November 23, 2009.  One creditor, Ore Hill Partners LLC, filed an objection to the Prepackaged Plans, has filed a motion asking the Bankruptcy Court to compel the United States Trustee to form an official committee of unsecured creditors, and has sought a status conference with the Bankruptcy Court and discovery from the Debtors.  Ore Hill’s motion will be heard on December 4, 2009.  The Confirmation Hearing may be rescheduled by the Bankruptcy Court in the event that the Bankruptcy Court does not find compliance with the Disclosure Statement at the Disclosure Statement Hearing.  Assuming that the Prepackaged Plans are confirmed on the scheduled hearing date of December 4, 2009, the Company expects to emerge from bankruptcy on or about December 21, 2009 (the “Effective Date”).  There can be no assurance that the bankruptcy court will confirm the Prepackaged Plans or the actual Effective Date will be December 21, 2009, as it is subject to matters beyond the control of the Debtors, including potential third party objections, including the holders of the NTK Unsecured Loans, as well as the final approval of the Bankruptcy Court.

The Prepackaged Plans provide that, on the Effective Date, Nortek shall issue the following securities: (i) New Nortek Senior Secured Notes bearing interest at 11% and due in 2013 and having a total principal amount of $750 million, plus the amount of accrued and unpaid interest payable under the 10% Notes as of the Effective Date (the “New Nortek Senior Secured Notes”), issued by Nortek and guaranteed by certain of its subsidiaries; (ii) one class of common stock issued by Nortek (the “New Common Stock”); and (iii) new warrants, which may be exercised for a period of five years, subject to certain terms and conditions, to purchase a number of shares of New Common Stock equal to an aggregate of 5% of the number of outstanding shares of New Common Stock as of the Effective Date (assuming the exercise of all New Warrants) at an exercise price of $52.80 per share (assuming 15,000,000 shares of New Common Stock are issued on the Effective Date) (the “New Warrants”).

The Prepackaged Plans provide for the following distributions on the Effective Date, except to the extent any claimholder agrees to less favorable treatment:

• The holders of the 10% Notes will receive their pro rata share (based on principal amount) of the New Nortek Senior Secured Notes and 5% of the New Common Stock.  On December 1, 2009, the Company paid the $37.5 million semi-annual interest payment due under the 10% Notes and any accrued interest earned subsequent to this payment and prior to the Effective Date is expected to be included in the principal of the New Nortek Senior Secured Notes.

• The holders of the 8 1/2% Notes will receive their pro rata share (based on principal amount) of 91.5630% of the New Common Stock.

• The holders of the 9 7/8% Notes will receive their pro rata share (based on principal amount) of 1.4370% of the New Common Stock.

•  The holders of the NTK 10 3/4% Notes will receive their pro rata share (based on principal amount) of 1.1762% of the New Common Stock and New Warrants exercisable for 2.9404% of the outstanding shares of New Common Stock as of the Effective Date.

•  The holders of the NTK Unsecured Loans will receive their pro rata share (based on principal amount) of 0.8238% of the New Common Stock and New Warrants exercisable for 2.0596% of the outstanding shares of New Common Stock as of the Effective Date.

•  The holders of the existing common stock of Nortek and NTK Holdings will have their shares cancelled and will receive no distribution.

• Nortek shall establish the Equity Incentive Plan which will authorize the issuance of present and future equity awards representing an aggregate of up to 12% of the New Common Stock, on a fully diluted basis, to officers and key employees of the Reorganized Debtors and their affiliates.  The terms and allocation of equity awards shall be mutually agreed to by the Chief Executive Officer and an ad hoc committee comprised of certain holders of the 8 1/2% Notes, the 10% Notes and the NTK 10 3/4% Notes, and are contained in a plan supplement filed with the Bankruptcy Court.

On or about October 29, 2009, the Debtors caused notice of the commencement of the Bankruptcy Cases to be served on all known or potential creditors and other parties in interest.  As discussed above, the Bankruptcy Cases constituted an event of default under the ABL Facility, the 10% Notes, the 8 1/2 % Notes, the 9 7/8% Notes and certain other domestic debt agreements, as well as an event of default under the NTK 10 ¾% Notes and the NTK Unsecured Loans.  Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Cases automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Commencement Date.  Thus, for example, creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

On October 23, 2009, the Debtors received approval from the Bankruptcy Court of several first day motions (the “First Day Motions”), including interim authorization to pay trade creditor balances that were incurred prior to the Commencement Date.   Trade creditor balances incurred subsequent to the Commencement Date will be paid in the ordinary course of business.  The Bankruptcy Court also authorized, among other things, the Debtors to pay all salaries and wages to their employees earned and unpaid as of the Commencement Date and approved the Debtor’s ability to honor all customer programs, including product warranties, in the ordinary course of business.  In addition, the Bankruptcy Court authorized the Debtors to use their cash on hand for the operation of business in the normal course.  The relief granted by the Bankruptcy Court through the First Day Motions was designed to stabilize the Company’s operations and business relationships with vendors, lenders, employees and others, minimize the effects of the commencement of the Bankruptcy Cases and preserve the value of the Debtors’ assets.  On November 19, 2009, the Company received final approval for all of the First Day Motions that were originally granted on an interim basis.  Certain of the First Day Motions are subject to Bankruptcy Court approved caps which limit the amounts that can be paid or honored subject to further approval by the Bankruptcy Court (the “Caps”).  The Debtors believe that the approved Caps included in the First Day Motions (and subsequently modified on November 19, 2009) are sufficient to permit the Company to operate in the ordinary course through the Effective Date without the need for additional Bankruptcy Court approval to raise the Caps.

On October 9, 2009, Nortek secured a commitment from a group of lenders for a $250 million asset based revolving credit facility (the “New ABL Facility”) in conjunction with its Prepackaged Plans, which includes a provision that the group of lenders will use commercially reasonable efforts to form a syndicate of lenders to increase the facility to $300 million.  As further required by the Prepackaged Plans, on November 13, 2009, the Company filed a draft of the agreement for the New ABL Facility that the Company expects to execute on the Effective Date provided Nortek remains in compliance with the terms of the commitment agreement.   The New ABL Facility will mature on the earlier of four years from the Commencement Date and the date that is 95 days before the stated maturity of the New Nortek Senior Secured Notes.  It will be subject to a borrowing base calculation that is similar to the existing ABL Facility.  Similar to the existing ABL Facility, Nortek will have various interest rate options based on LIBOR, the prime rate and the federal funds rate for any borrowings.  There will be limitations on Nortek’s ability to incur the full $250 million ($300 million if increased) of commitments under the new ABL Facility and Nortek will be required to make normal and customary representations and warranties prior to execution and to comply with normal and customary affirmative and negative covenants subsequent to execution.  As discussed further below, Nortek did not require any debtor-in-possession financing, as existing cash and cash generated from operations are expected to be sufficient to fund the operations of Nortek through the Effective Date.

As discussed above, upon emergence from chapter 11, Nortek and its subsidiaries (“Reorganized Nortek”) are expected to adopt fresh start reporting in accordance with ASC 852.  Fresh start reporting results in Reorganized Nortek becoming a new entity for financial reporting purposes.  Upon adoption of fresh start reporting, the Reorganized Debtor’s financial statements will not be comparable, in various material respects, to any of Nortek’s previously issued financial statements.

Fresh start reporting requires an allocation of the reorganization value to the reorganized entity’s assets pursuant to ASC 805, Business Combinations (“ASC 805”).  Fresh start reporting also requires that all liabilities, other than deferred income taxes, be stated at present values of amounts to be paid at appropriate market interest rates.  Deferred income taxes are determined in conformity with ASC 740, Income Taxes (“ASC 740”).

The accompanying unaudited pro forma condensed consolidated balance sheet as of October 3, 2009 (the “Pro Forma Balance Sheet”) assumes that the Effective Date occurred on October 3, 2009 and reflects (i) estimated pro forma adjustments related to the consummation of the transactions contemplated by the Prepackaged Plans for the Reorganized Nortek, including the settlement of various liabilities, incurrence of new indebtedness and cash payments (the “Plan Effects”) and (ii) estimated pro forma adjustments to reflect the adoption of fresh start reporting under ASC 852 (the “Fresh Start Adjustments”) that would have been required had October 3, 2009 been the Effective Date.  The actual Effective Date is expected to occur on or shortly after December 21, 2009 and, as such, the actual amounts recorded as of the Effective Date may be materially different from the estimated amounts included in this Pro Forma Balance Sheet.

The Pro Forma Balance Sheet set forth below includes estimates for the reorganization value of Reorganized Nortek and the fair value of the assets and liabilities as of October 3, 2009.  Actual adjustments made as of the Effective Date will be based upon the fair values as of that date, which could be materially greater or less than the values assumed in the Pro Forma Balance Sheet presented below.  The Pro Forma Balance Sheet reflects the estimated reorganization value of Reorganized Nortek, which has been allocated to the assets in accordance with the accounting requirements under ASC 805.  The Pro Forma Balance Sheet assumes that the book value of all of the assets as of October 3, 2009, after adjustments for the Plan Effects, approximates the fair value except for inventories, property and equipment, net and intangible assets, which have been adjusted to their estimated fair value (the “Asset Fair Value Adjustments”) based on management’s estimates.  The liabilities, other than deferred taxes, included in the Pro Forma Balance Sheet have been reflected at their present value as of October 3, 2009, which is assumed to approximate their book value as of October 3, 2009.  Prepaid and deferred income taxes included in the Pro Forma Balance Sheet have been estimated in accordance with the provisions of ASC 740 and reflect the deferred tax consequences of the Asset Fair Value Adjustments at an estimated combined federal and state tax rate of 38% and the elimination of certain deferred tax asset valuation allowances that are assumed to no longer be necessary once fresh start reporting is adopted, as a result of the increase in deferred tax liabilities.  The assumptions used to prepare the accompanying Pro Forma Balance Sheet are inherently subject to significant uncertainties and contingencies beyond the control of Reorganized Nortek.  The estimated reorganization value of Reorganized Nortek, Asset Fair Value Adjustments and other adjustments included in the accompanying Pro Forma Balance Sheet represent reasonable estimates and the final determination of these amounts will be subject to further analyses including, where necessary, appraisals, actuarial valuations, tax basis analysis and other detailed analyses, in order to ascertain the reorganization value of the equity, the fair value of the assets and liabilities and the deferred tax position as of the Effective Date when the transactions contemplated by the Prepackaged Plans are actually consummated and Reorganized Nortek emerges from bankruptcy.  The completion of these final analyses may result in significant changes to the estimates used in the Pro Forma Balance Sheet and, therefore, the final amounts actually recorded as of the Effective Date may differ significantly from such estimates.

Nortek, Inc. and Subsidiaries
Unaudited Pro Forma Condensed Consolidated Balance Sheet
As of October 3, 2009

	Actual	Plan		Reorganized			Debt			Fresh Start		Pro Forma
	Oct. 3, 2009	Effects		Equity			Repayment		Subtotal	Adjustments		Oct. 3, 2009
	(Amounts in millions)

Assets:
Cash and cash equivalents	$181.4	$(77.6)	(a)	$	---		$(37.6)	(i)	$66.2	$ ---		$66.2
Other current assets	562.7	---			---		---		562.7	45.1	(j),(k)	607.8
Property and equipment, net	195.1	---			---		---		195.1	19.2	(j)	214.3
Goodwill	561.4	---			(13.1)	(h)	---		548.3	(246.2)	(m)	302.1
Intangible assets, net	118.3	---			---		---		118.3	200.2	(j)	318.5
Other long-term assets	45.0	(25.2)	(b)		---		---		19.8	---		19.8
Total assets	$1,663.9	$(102.8)			$(13.1)		$(37.6)		$1,510.4	$18.3		$1,528.7

Liabilities:
Current debt	$1,566.9	$(1,528.7)	(c )	$	---		$ ---		$38.2	$(5.8)	(l)	$32.4
Other current liabilities	366.6	(56.6)	(d)		---		---		310.0	---		310.0
Long-term indebtedness	14.4	885.0	(e)		---		(37.6)	(i)	861.8	5.8	(l)	867.6
Other long-term liabilities	218.4	(43.0)	(f)		---		---		175.4	18.3	(k)	193.7
Total liabilities	2,166.3	(743.3)			---		(37.6)		1,385.4	18.3		1,403.7

Stockholder's (deficit) investment	(502.4)	640.5	(g)		(13.1)	(h)	---		125.0	---		125.0
Total liabilities and stockholders'
(deficit) investment	$1,663.9	$(102.8)			$(13.1)		$(37.6)		$1,510.4	$18.3		$1,528.7

(a) Reflects (i) the repayment of $15.0 million of the outstanding amount due under the existing ABL Facility which occurred on October 6, 2009, (ii) the payment of the remaining estimated reorganization costs of approximately $37.3 million anticipated to be incurred in connection with the Prepackaged Plans ($8.7 million of the estimated $46.0 million total has already been paid through October 3, 2009, including approximately $7.4 million of expenses and approximately $1.3 million of pre-payments) and (iii) the payment of approximately $25.3 million of outstanding accrued interest on the 10% Notes and the existing ABL Facility, which are expected to be paid in cash under the provisions of the Prepackaged Plans.

(b)  Reflects (i) the elimination of approximately $37.2 million of deferred financing costs associated with the cancellation of the 10% Notes, the 8 1/2% Notes, the 9 7/8% Notes and the existing ABL Facility and (ii) deferred financing costs of approximately $12.0 million associated with the New Nortek Senior Secured Notes and the New ABL Facility.

(c)  Reflects (i) the repayment of the existing ABL Facility using $15.0 million of available cash and $135.0 million that is expected to be drawn upon at the Effective Date under the New ABL Facility (see (e) below) and (ii) the cancellation of debt of approximately $1,378.7 million related to the 10% Notes, the 8 1/2% Notes and the 9 7/8% Notes in accordance with the Prepackaged Plans.  The Pro Forma Balance Sheet assumes that the approximately $750.0 million face value of the New Nortek Senior Secured Notes approximates present value, although Reorganized Nortek may be required to record a discount or premium when a final present value determination is made as of the Effective Date.

(d)  Reflects (i) the payment of approximately $25.3 million of outstanding accrued interest on the 10% Notes and the existing ABL Facility (see (a) above) and (ii) the elimination of approximately $31.3 million of accrued interest related to the 8 1/2% Notes and the 9 7/8% Notes in accordance with the Prepackaged Plans.

(e)  Reflects (i) the $135.0 million that is expected to be drawn upon at the Effective Date under the New ABL Facility (see (c) above) and (ii) the issuance of approximately $750.0 million of New Nortek Senior Secured Notes in accordance with the Prepackaged Plans.  The Pro Forma Balance Sheet assumes that the approximately $750.0 million face value of the New Nortek Senior Secured Notes approximates fair value, although Reorganized Nortek may be required to record a discount or premium when a final fair value determination is made as of the Effective Date.

(f)  Reflects the elimination of the intercompany account with affiliates, net in accordance with the Prepackaged Plans.

(g)  Reflects (i) the estimated net gain of approximately $622.8 million related to the restructuring of the debt, (ii) the estimated net gain of approximately $43.0 million related to the elimination of the intercompany account with affiliates, net (see (f) above) and (iii) the portion of the restructuring costs in (a) above of approximately $25.3 million that are required to be expensed under ASC 852 resulting in a total pro forma estimated net gain of approximately $640.5 million.

(h)  Adopting fresh start reporting will result in Reorganized Nortek becoming a new reporting entity with no accumulated deficit or accumulated other comprehensive income (loss).  All pre-existing common stock will be eliminated and replaced by the equity structure based on the Prepackaged Plans.  The Company estimates that the consolidated balance sheet, at the Effective Date, will reflect an initial shareholders’ reorganized equity value of approximately $125.0 million.  The Company believes that the estimated reorganization equity value reflects current market conditions.  The adjustment to stockholders’ investment reflects (i) the elimination of the estimated pro forma historical stockholders’ investment prior to fresh start reporting of approximately $138.1 million, which consists of the actual stockholder’s deficit of $502.4 million and the net gain of approximately $640.5 million per (g) above  and (ii) the $125.0 million estimated reorganized equity value.

(i)  Reflects the use of the estimated excess cash at emergence of approximately $37.6 million to pay down the ABL Facility.

(j)   Reflects the Asset Fair Value Adjustments for inventories, property and equipment and intangible assets based on management’s reasonable estimates, which may change significantly when final analyses, including asset appraisals, are completed after Reorganized Nortek adopts fresh start reporting.

(k)  Reflects the assumed deferred income tax consequences with respect to the Asset Fair Value Adjustments and the elimination of certain deferred tax asset valuation allowances that are assumed to no longer be necessary once fresh start reporting is adopted, as a result of the expected increase in deferred tax liabilities related to the Asset Fair Value Adjustments.

(l)   Reflects the reclassification of certain subsidiary debt from short-term to long-term when Reorganized Nortek emerges from bankruptcy and the related debt no longer has an event of default.

(m) Reflects the net impact of Fresh Start Adjustments, which are recorded as an adjustment to goodwill.  Changes in values and assumptions from those reflected above may materially affect the final reported value of goodwill as of the Effective Date.

  NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2008

  Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nortek, Inc. and its wholly-owned subsidiaries are diversified manufacturers of innovative, branded residential and commercial building products, operating within four reporting segments:  the Residential Ventilation Products (“RVP”) segment, the Home Technology Products (“HTP”) segment, the Residential Air Conditioning and Heating Products (“R-HVAC”) segment, and the Commercial Air Conditioning and Heating Products (“C-HVAC”) segment.

On October 21, 2009 (the “Commencement Date”), NTK Holdings, Inc. (“NTK Holdings”), the parent company of Nortek, Inc. (“Nortek”), and certain of NTK Holding’s affiliates, including Nortek and certain of its domestic subsidiaries (collectively, the “Debtors”), filed voluntary petitions for reorganization under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").  The cases are being jointly administered under Case No. 09-13611 (the “Bankruptcy Cases”).  As a result, the Debtors are currently operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code (see “Liquidity and Capital Resources”).  The chapter 11 bankruptcy proceedings do not directly impact Nortek’s foreign subsidiaries.

Following the Commencement Date, the Debtors filed joint prepackaged plans of reorganization (the “Prepackaged Plans”) and a proposed disclosure statement (the “Disclosure Statement”) pursuant to sections 1125 and 1126(b) of the Bankruptcy Code, which, as discussed further in Liquidity and Capital Resources below, provide for a restructuring of substantially all of the Debtors’ domestic long-term and short-term debt.  Nortek and its subsidiaries will continue to operate their businesses in the ordinary course throughout the chapter 11 process while they seek confirmation of the Prepackaged Plans.

Financial Statement Presentation

The unaudited condensed consolidated financial statements presented herein (the “Unaudited Financial Statements”) reflect the financial position, results of operations and cash flows of Nortek and all of its wholly-owned subsidiaries, collectively the "Company", and have been prepared on the basis of a going concern, although the events leading up to the chapter 11 bankruptcy proceedings and the chapter 11 bankruptcy proceedings create uncertainties about Nortek’s ability to meet its debt obligations as they become due in the event that the Prepackaged Plans are not confirmed by the Bankruptcy Court or the Bankruptcy Court confirms a substantially different plan of reorganization.  As a result of certain events of default or cross defaults pursuant to the terms of the Company’s indentures or other debt instruments, the Company has reclassified substantially all of its outstanding debt as of October 3, 2009 to current on its condensed consolidated balance sheet.  The Unaudited Financial Statements do not include any other adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

The Unaudited Financial Statements do not purport to reflect or provide for the consequences of the bankruptcy cases, including the accounting requirements under the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 852, Reorganizations (“ASC 852”).  As a result, the Unaudited Financial Statements do not segregate liabilities subject to compromise in the condensed consolidated balance sheet and reorganization items, net in the condensed consolidated statement of operations, nor do they reflect any of the fresh-start reporting adjustments required by ASC 852, which the Company expects will be required when it emerges from the Bankruptcy Cases (see Note H of the Unaudited Financial Statements included elsewhere herein for certain pro forma financial information).

During the fourth quarter of 2008, the Company changed the composition of its reporting segments to report the R-HVAC segment separately and as a result, the Company has restated prior period segment disclosures to reflect the new composition.  In the results of operations presented below, Unallocated includes corporate related items, intersegment eliminations and certain income and expense not allocated to its segments.

The Company operates on a calendar year and for its interim periods operates on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday.  The Company’s fiscal year always begins on January 1 and ends on December 31.  As a result, the Company’s first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days.  The third quarters ended October 3, 2009 (“third quarter of 2009”) and September 27, 2008 (“third quarter of 2008”) each include 91 days.  The first nine months ended October 3, 2009 (“nine months of 2009”) and September 27, 2008 (“nine months of 2008”) include 276 days and 271 days, respectively.

The Company has evaluated subsequent events for potential recognition or disclosure through the date the financial statements were issued, December 2, 2009.

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

The Company’s critical accounting policies with respect to goodwill and related goodwill impairment charges are summarized below.  Further detail regarding the Company’s other critical accounting policies can be found in the consolidated financial statements and the notes included in Nortek’s latest annual report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

Goodwill

The Company’s accounting for acquired goodwill and intangible assets requires considerable judgment in the valuation of acquired goodwill and other long-lived assets and the ongoing evaluation of goodwill and other long-lived assets impairment and the Company believes that the estimates that it has used to record its acquisitions are reasonable.

The Company’s accounting for acquired goodwill and intangible assets requires considerable judgment in the valuation of acquired goodwill and other long-lived assets and the ongoing evaluation of goodwill and other long-lived assets impairment.  Goodwill and intangible assets determined to have indefinite useful lives are not amortized.  Instead, these assets are evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, among others, a significant adverse change in the business climate.  The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter.  The reporting units evaluated for goodwill impairment by the Company have been determined to be the same as the Company’s operating segments and include RVP, HTP, R-HVAC and C-HVAC.

The Company utilizes a combination of a discounted cash flow approach (the “DCF Approach”) and an EBITDA multiple approach (the “EBITDA Multiple Approach”) in order to value the Company’s reporting units required to be tested for impairment.  The DCF Approach requires that the Company forecast future cash flows of the reporting units and discount the cash flow stream based upon a weighted average cost of capital (“WACC”) that is derived, in part, from comparable companies within similar industries.  The discounted cash flow calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit.  The EBITDA Multiple Approach requires that the Company estimate certain valuation multiples of EBITDA derived from comparable companies and apply those derived EBITDA multiples to the applicable reporting unit EBITDA for the selected EBITDA measurement periods.  The Company then uses a weighted average of 70% of the DCF Approach and 30% for the EBITDA Multiple Approach, as the Company believes that the DCF Approach is a more representative measurement of the long-term fair value of the reporting units and, as such, a higher weighting of valuation probability is appropriate in the overall weighted average computation of fair value.

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

Based on this analysis, the Company makes a final determination for each reporting unit as to whether or not an interim “Step 1 Test” is required for the quarter.  The Step 1 Test compares the estimated fair value of each reporting unit to its carrying value and if the estimated fair value is lower than the carrying value then there is an indication of goodwill impairment and a “Step 2 Test” is required.  If the estimated fair value of the reporting unit exceeds the carrying value then no further goodwill impairment testing is required.

In connection with its July 4, 2009 analysis, the Company determined that Step 1 Testing was required for each of the reporting units, primarily due to the Company’s reductions in the long-term 5-year forecasts for each reporting unit as discussed further below.

As indicated above, the Company uses a combination of a DCF Approach weighted at 70% and an EBITDA Multiple Approach weighted at 30% in order to determine the estimated fair values under Step 1 Testing, which is consistent with the valuation approach that the Company used to determine the estimated fair values for the reporting units for the Company’s Step 1 Testing during 2008, which included an interim test as of December 31, 2008, an annual test as of September 28, 2008 and an interim test as of September 27, 2008.

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

-
A specific risk premium for the cost of equity, as necessary, which factors in overall economic and stock market volatility conditions at the time the WACC is estimated.  The Company used 2% as the specific risk premium as of December 31, 2008 and October 3, 2009 for the WACC rates disclosed below.

The following is a summary of the WACC rates by reporting unit used for the DCF Approach as of July 4, 2009 and December 31, 2008, which was the Company’s most recent prior valuation date.

Reporting Unit	7-04-09	12-31-08
RVP	11.8%	12.0%
HTP	12.4	12.8
R-HVAC	17.2	18.0
C-HVAC	17.2	18.0

The reduction in the RVP and HTP WACC rates from December 31, 2008 to October 3, 2009 is principally due to a 0.3% reduction in the risk free rate assumption.  The reduction in the R-HVAC and C-HVAC WACC rates from December 31, 2008 to October 3, 2009 is principally due to a 0.6% reduction in the market risk premium as a result of a lower business risk index and the 0.3% reduction in the risk free rate assumption.  The principal differences between the RVP and HTP WACC rates and the R-HVAC and C-HVAC rates are higher size risk premiums for R-HVAC and C-HVAC due to their smaller size and a higher equity component to the long-term capital structure.

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

-	Residential fixed investment is expected to resume growth in 2010 while non-residential construction is not expected to increase until 2011.

Based on these macro-economic assumptions, the Company believes that EBITDA will continue to decline in 2009 and then begin to rebound in 2010 with continued growth through at least 2014.  The Company’s prior long-term forecasts had expected the rebound in EBITDA to begin to occur in the second half of 2009.  As a result, during the second quarter of 2009 the Company significantly lowered its cash flow forecasts for 2009 and 2010 for all of the reporting units and for 2011 through 2014 for the HTP, R-HVAC and C-HVAC reporting units.

The combined impact of the change in the WACC rates used and the change in the long-term forecasts as of July 4, 2009 resulted in an approximately 3.6% increase in the DCF Approach valuations for RVP from the prior valuation as of December 31, 2008 and decreases of approximately 42.5%, 17.7% and 26.3% in the DCF Approach valuations for HTP, R-HVAC and C-HVAC, respectively, from the prior valuations as of December 31, 2008.   The Company believes that its assumptions used to determine the fair value for the respective reporting units under the DCF Approach are reasonable.  If different assumptions were used, particularly with respect to estimating future cash flows, weighted average costs of capital and terminal growth rates, different estimates of fair value may result and there could be the potential that an impairment charge could result for RVP, R-HVAC and C-HVAC and an additional impairment charge could be required for HTP.  Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.

For the EBITDA Multiple Approach, the Company reviewed comparable company information to determine EBITDA multiples and concluded that 7.0x was an appropriate EBITDA multiple to use for each of the reporting units for the selected EBITDA measurement periods of forecasted 2009 and 2010 EBITDA.  The valuations using forecasted 2009 and 2010 EBITDA were weighted equally in arriving at the Company’s overall EBITDA Multiple valuation conclusions that comprise 30% of the total valuation weighting.  In the prior valuations as of December 31, 2008, the Company used 6.5x for the comparable periods for RVP, 8.0x for the comparable periods for HTP, 4.5x to 6x for the comparable periods for R-HVAC and 5.0x to 5.5x for the comparable periods for C-HVAC.  As indicated above, the EBITDA Multiple valuations as compared to the prior valuations as of December 31, 2008 were also impacted by changes in the forecasted EBITDA amounts for the selected periods.  The combined impact of the change in the EBITDA multiples used and the change in the EBITDA forecasts at July 4, 2009 resulted in decreases of approximately 5.5% and 51.8% in the EBITDA Multiple Approach valuations for RVP and HTP, respectively, from the prior valuation as of December 31, 2008 and increases of approximately 23.4% and 12.0% in the EBITDA Multiple Approach valuations for R-HVAC and C-HVAC, respectively, from the prior valuations as of December 31, 2008.  The Company believes that its assumptions used to determine the fair value for the respective reporting units under the EBITDA Multiple Approach are reasonable.  If different assumptions were used, particularly with respect to estimating future EBITDA and selected EBITDA multiples, different estimates of fair value may result and there could be the potential that an impairment charge could result for RVP, R-HVAC and C-HVAC and an additional impairment charge could be required for HTP.  Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.

On an overall weighted basis consisting of 70% DCF Approach and 30% EBITDA Multiple Approach, the estimated fair value at July 4, 2009 increased by 1.1% for RVP and decreased by 45.1%, 6.9% and 14.4% for HTP, R-HVAC and C-HVAC, respectively, from the estimated fair value as of December 31, 2008.

The results of the Step 1 Tests performed as of July 4, 2009 indicated that the carrying value of the HTP reporting unit exceeded the estimated fair value determined by the Company and, as such, a “Step 2 Test” was required for this reporting unit.   The estimated fair values of the RVP, R-HVAC and C-HVAC reporting units exceeded the carrying values so no further impairment analysis was required for these reporting units.

The Company believes that its assumptions used to determine the fair values for the its reporting units were reasonable.  As discussed above, if different assumptions were to be used, particularly with respect to estimating future cash flows, the weighted average costs of capital, terminal growth rates, EBITDA, and selected EBITDA multiples, different estimates of fair value may result and there could be the potential that an impairment charge could result.  Actual operating results and the related cash flows of these reporting units could differ from the estimated operating results and related cash flows.  The Company estimates that as of October 3, 2009 the fair value estimates, including the impact of the assumed long-term growth rates, for RVP, R-HVAC and C-HVAC would have needed to be reduced by 16.3%, 8.6% and 17.7%, respectively, before the Company would have been required to perform additional impairment analysis for these reporting units as those decreases would have reduced the estimated fair value to an amount below the carrying value for these reporting units.

The preliminary Step 2 Test for the HTP reporting unit as of July 4, 2009 required the Company to measure the potential goodwill impairment loss by allocating the estimated fair value of the reporting unit, as determined in Step 1, to the reporting unit’s assets and liabilities, with the residual amount representing the implied fair value of goodwill.  To the extent the implied fair value of goodwill was less than the carrying value, an impairment loss was recognized.  As such, the Step 2 Test required the Company to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill as of the evaluation date.  Due to the complexity of the analysis required to complete the Step 2 Test and the timing of the Company’s determination of the goodwill impairment, the Company had not yet finalized its Step 2 Test.  The Company has completed a preliminary assessment of the expected impact of the Step 2 Test using reasonable estimates for the theoretical purchase price allocation and recorded a preliminary estimate of the goodwill impairment loss for the HTP reporting unit as of July 4, 2009 of approximately $250.0 million.  The preliminary estimate of goodwill impairment loss is expected to be finalized prior to reporting 2009 annual results.

The following procedures are, among others, the more significant analyses that the Company needs to complete in order to finalize its Step 2 Test:

•	Finalize appraisals to determine the estimated fair value of property and equipment, and intangible assets within the HTP reporting unit,
•	Finalize analyses within the HTP reporting unit to determine the estimated fair value adjustment required for inventory, and
•	Finalize deferred tax analyses for the HTP reporting unit.

In connection with the preliminary Step 2 Test, the Company made what it considered to be reasonable estimates of each of the above items in order to determine its preliminary best estimate of the goodwill impairment loss under the theoretical purchase price allocation required for Step 2 impairment testing.  The completion of the final analyses described above may result in significant changes to the estimates used and, therefore, may have a significant impact on the final HTP goodwill impairment loss recorded in 2009.  In addition, there can be no assurance that the Company will not identify other issues during the completion of the Step 2 Test that may have a significant impact on the final HTP goodwill impairment loss recorded for 2009.

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

Results of Operations

The following table presents the financial information for the Company’s reporting segments for the third quarter of 2009 and 2008:

	For the third quarter of		Net Change
	2009	2008	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$144.9	$180.0	$(35.1)	(19.5)%
Home technology products	100.2	132.7	(32.5)	(24.5)
Residential air conditioning and heating products	112.5	138.0	(25.5)	(18.5)
Commercial air conditioning and heating products	94.2	131.9	(37.7)	(28.6)
Consolidated net sales	$451.8	$582.6	$(130.8)	(22.5)%
Operating earnings (loss):
Residential ventilation products	$17.5	$(327.1)	$344.6	* %
Home technology products	4.1	(49.3)	53.4	*
Residential air conditioning and heating products	6.9	(197.9)	204.8	*
Commercial air conditioning and heating products	9.4	8.4	1.0	11.9
Subtotal	37.9	(565.9)	603.8	*
Unallocated, net	(10.2)	(13.7)	3.5	(25.5)
Consolidated operating earnings (loss)	$27.7	$(579.6)	$607.3	* %

Operating earnings (loss) margin:
Residential ventilation products	12.1%	(181.7)%
Home technology products	4.1	(37.2)
Residential air conditioning and heating products	6.1	(143.4)
Commercial air conditioning and heating products	10.0	6.4
Consolidated	6.1%	(99.5)%

*	not meaningful or not applicable

The following table presents the financial information for the Company’s reporting segments for the nine months of 2009 and 2008:

	For the nine months of		Net Change
	2009	2008	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$434.2	$555.2	$(121.0)	(21.8)%
Home technology products	298.5	388.0	(89.5)	(23.1)
Residential air conditioning and heating products	332.4	435.6	(103.2)	(23.7)
Commercial air conditioning and heating products	313.5	391.1	(77.6)	(19.8)
Consolidated net sales	$1,378.6	$1,769.9	$(391.3)	(22.1)%
Operating earnings (loss):
Residential ventilation products	$38.4	$(295.2)	$333.6	* %
Home technology products	(241.9)	(31.2)	(210.7)	*
Residential air conditioning and heating products	12.2	(182.3)	194.5	*
Commercial air conditioning and heating products	39.3	27.4	11.9	43.4
Subtotal	(152.0)	(481.3)	329.3	(68.4)
Unallocated, net	(21.4)	(28.0)	6.6	(23.6)
Consolidated operating loss	$(173.4)	$(509.3)	$335.9	(66.0)%

Operating earnings (loss) margin:
Residential ventilation products	8.8%	(53.2)%
Home technology products	(81.0)	(8.0)
Residential air conditioning and heating products	3.7	(41.9)
Commercial air conditioning and heating products	12.5	7.0
Consolidated	(12.6)%	(28.8)%

*	not meaningful or not applicable

The following table presents the financial information for the third quarter of 2009 and 2008.  The results of operations for the third quarter of 2009 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in earnings in
			the third quarter of 2009
			as compared to the
	For the third quarter of		third quarter of 2008
	2009	2008	$	%
	(Dollar amounts in millions)
Net sales	$451.8	$582.6	$(130.8)	(22.5)%
Cost of products sold	321.7	434.4	112.7	25.9
Selling, general and administrative expense, net	96.7	121.1	24.4	20.1
Goodwill impairment charge (1)	---	600.0	600.0	100.0
Amortization of intangible assets	5.7	6.7	1.0	14.9
Operating earnings (loss)	27.7	(579.6)	607.3	*
Interest expense	(37.7)	(37.1)	(0.6)	(1.6)
Investment income	---	0.2	(0.2)	(100.0)
Loss before provision for income taxes	(10.0)	(616.5)	606.5	98.4
Provision for income taxes	2.4	28.2	25.8	91.5
Net loss	$(12.4)	$(644.7)	$632.3	98.1%

					Change in percentage for
	Percentage of net sales for				the third quarter of 2009
	the third quarter ended				as compared to the
	2009		2008		third quarter of 2008
Net sales	100.0%		100.0%		---%
Cost of products sold	71.2		74.6		3.4
Selling, general and administrative expense, net	21.4		20.8		(0.6)
Goodwill impairment charge (1)	---		103.0		103.0
Amortization of intangible assets	1.3		1.1		(0.2)
Operating earnings (loss)	6.1		(99.5)		105.6
Interest expense	(8.3)		(6.3)		(2.0)
Loss before provision for income taxes	(2.2)		(105.8)		103.6
Provision for income taxes	0.5		4.8		4.3
Net loss	(2.7	) %	(110.6	) %	107.9%

(1)	See Note A of the Notes to the Unaudited Financial Statements included elsewhere herein.

*	not meaningful or not applicable

The following table presents the financial information for the nine months of 2009 and 2008.  The results of operations for the nine months of 2009 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in earnings in
			the nine months of 2009
			as compared to the
	For the nine months of		nine months of 2008
	2009	2008	$	%
	(Dollar amounts in millions)
Net sales	$1,378.6	$1,769.9	$(391.3)	(22.1)%
Cost of products sold	990.9	1,299.3	308.4	23.7
Selling, general and administrative expense, net	293.5	358.1	64.6	18.0
Goodwill impairment charge (1)	250.0	600.0	350.0	58.3
Amortization of intangible assets	17.6	21.8	4.2	19.3
Operating loss	(173.4)	(509.3)	335.9	66.0
Interest expense	(113.7)	(95.8)	(17.9)	(18.7)
Loss from debt retirement	---	(9.9)	9.9	100.0
Investment income	0.2	0.6	(0.4)	(66.7)
Loss before provision for income taxes	(286.9)	(614.4)	327.5	53.3
Provision for income taxes	3.6	30.7	27.1	88.3
Net loss	$(290.5)	$(645.1)	$354.6	55.0%

					Change in percentage for
	Percentage of net sales for				the nine months of 2009
	the nine months ended				as compared to the
	2009		2008		nine months of 2008
Net sales	100.0%		100.0%		---%
Cost of products sold	71.9		73.4		1.5
Selling, general and administrative expense, net	21.3		20.3		(1.0)
Goodwill impairment charge (1)	18.1		33.9		15.8
Amortization of intangible assets	1.3		1.2		(0.1)
Operating loss	(12.6)		(28.8)		16.2
Interest expense	(8.2)		(5.4)		(2.8)
Loss from debt retirement	---		(0.5)		0.5
Loss before provision for income taxes	(20.8)		(34.7)		13.9
Provision for income taxes	0.3		1.7		1.4
Net loss	(21.1	) %	(36.4	) %	15.3%

(1)	See Note A of the Notes to the Unaudited Financial Statements included elsewhere herein.

*	not meaningful or not applicable

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

The severe impact of the worldwide crisis in the credit and financial markets in the second half of 2008 and the first nine months of 2009, the instability in the troubled mortgage market, rising unemployment and decreasing home values have had a negative impact on residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures.  These factors have had an adverse effect on the Company’s operating results for the first nine months of 2009 and are expected to continue throughout the remainder of 2009.  Key industry activity affecting the Company’s businesses in the United States for the third quarter and nine months of 2009, and the fourth quarter and full year of 2008 were as follows:

		% Increase / (Decrease)
	Sources	3rd Quarter	9 Months	4th Quarter	Full Year
	of Data	2009	2009	2008	2008
Private residential construction spending	1	(28)%	(31)%	(28)%	(29)%
Total housing starts	1	(31)%	(43)%	(44)%	(33)%
New home sales	1	(10)%	(27)%	(42)%	(38)%
Existing home sales	3	5%	(1)%	(6)%	(13)%
Residential improvement spending	1	(8)%	(6)%	(3)%	(14)%
Central air conditioning and heat pump shipments	2	(12)%	(16)%	(26)%	(9)%
Private non-residential construction spending	1	(14)%	(8)%	4%	13%
Manufactured housing shipments	1	(37)%	(42)%	(28)%	(15)%
Residential fixed investment spending	4	(18)%	(23)%	(20)%	(23)%

Source of data:

(1)	U.S. Census Bureau
(2)	Air Conditioning and Refrigeration Institute
(3)	National Association of Realtors
(4)	U.S. Bureau of Economic Analysis

In addition, according to the Canada Mortgage and Housing Corporation, Canadian housing starts decreased approximately 26% and 38% in the third quarter and nine months of 2009 as compared to the same periods of 2008, and decreased approximately 15% and 8% in the fourth quarter and full year of 2008 as compared to the same periods of 2007.

During 2008, and continuing into the first nine months of 2009, the Company instituted cost reduction measures by implementing initiatives to significantly reduce discretionary spending and achieve reductions in workforce across all of its businesses given the rapidly changing and challenging economic environment.  As a result of these initiatives, the Company expects to reduce expense levels by an amount between $60 million and $70 million in 2009 over 2008 levels, of which the Company estimates approximately $19.8 million and $59.3 million in cost reductions were achieved during the third quarter and nine months of 2009, respectively, as compared to the same periods of 2008.  The Company’s total selling, general and administrative expense, net was approximately $24.4 million and $64.6 million lower, while overhead expense, including freight costs, charged to cost of products sold was approximately $27.0 million and $66.0 million lower for the third quarter and nine months of 2009, respectively, over the same periods of 2008.  These lower expense levels reflect both reductions in spending levels and lower expenses, in part, as a result of a decline in sales volume.  There can be no assurance that these cost reduction measures will continue to be successful.

The Company’s outlook for the remainder of 2009 and into 2010 is for the challenging market conditions to continue.  Additionally, the weak economy and credit market are expected to continue to impact the level of residential new construction, as well as consumer confidence and the related spending on home remodeling and repairs.  In the third quarter of 2009 and continuing into the fourth quarter of 2009, certain governmental incentives and policies may have resulted in higher sales levels of existing homes and new housing starts, which in turn may have resulted in increased sales volume for certain of the Company’s products.  However, there can be no assurance that these governmental incentives and increased levels of housing activity will continue and as a result the Company may experience further declines in sales until such time as unemployment rates significantly decline and consumer confidence improves.

The Company is looking at its business with a long-term view and a continued focus on its low-cost country sourcing strategy and cost reduction initiatives.  Balance sheet management is an extremely important priority for all of the Company’s businesses so they can maximize cash flow from operating activities.  During this challenging environment, the Company will only fund necessary capital investments that will improve its business operations.

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

The Company is subject to the effects of changing prices and the impact of inflation which could have a significant adverse effect on its results of operations for the periods presented.  In some circumstances, market conditions or customer expectations may prevent the Company from increasing the prices of its products to offset the inflationary pressures that may increase costs in the future.  During the nine months of 2009, the Company experienced decreased material costs as compared to the same periods of 2008 related primarily to purchases of steel, copper and aluminum and related purchased components, such as compressors and fans/blowers.  In the third quarter of 2009, the Company began to see increased material costs, particularly copper, aluminum and steel, over the first half of 2009.  Additionally, during the nine months of 2009, the Company experienced decreased freight costs primarily due to decreased fuel surcharges as compared to the same period of 2008.  Continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases, help to mitigate fluctuations in these costs.

Third quarter and first nine months ended October 3, 2009 as compared to the third quarter and first nine months ended September 27, 2008

Net Sales.  As discussed further in the following paragraphs, consolidated net sales for the third quarter of 2009 decreased by approximately $130.8 million, or 22.5%, as compared to the third quarter of 2008, while consolidated net sales for the nine months of 2009 decreased by approximately $391.3 million, or 22.1%, as compared to the nine months of 2008.  The effect of changes in foreign currency exchange rates reduced net sales by approximately $5.6 million and $36.4 million in the third quarter and nine months of 2009, respectively.  Excluding the effect of changes in foreign currency exchange rates consolidated net sales for the third quarter and nine months of 2009 decreased approximately $125.2 million and $354.9 million, respectively, as compared to the same periods of 2008.

In the RVP segment, net sales for the third quarter of 2009 decreased approximately $35.1 million or 19.5% as compared to the third quarter of 2008 and decreased approximately $121.0 million or 21.8% for the nine months of 2009 as compared to the nine months of 2008.  Net sales in the RVP segment for the third quarter and nine months of 2009 reflect a decrease of approximately $3.0 million and $19.0 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the RVP segment for the third quarter and nine months of 2009 decreased approximately $32.1 million and $102.0 million, respectively, as compared to the same periods of 2008.  This decrease reflects lower sales volume of bathroom exhaust fans and kitchen range hoods, slightly offset by higher average unit sales prices of bathroom exhaust fans.  The average unit sales price of kitchen range hoods for the third quarter and nine months of 2009 decreased slightly as compared to the same periods of 2008.  Higher average unit sales prices of bathroom exhaust fans reflect, in part, the impact of the sale of new products with higher price points and an increase in the relative percentage of products sold with higher sales price points as compared to 2008.  Kitchen range hoods and bathroom exhaust fans are the largest product categories sold in the RVP segment, accounting for approximately 78.1% and 78.6% of the RVP segment’s total gross sales for the third quarter and nine months of 2009, respectively.  Sales of range hoods and bathroom exhaust fans for the RVP segment’s domestic subsidiaries decreased approximately 11.8% and 15.6% in the third quarter and nine months of 2009, respectively, and, excluding the effect of changes in foreign currency exchange rates, sales of range hoods and bathroom exhaust fans for the RVP segment’s foreign subsidiaries decreased approximately 28.2% and 25.6% in the third quarter and nine months of 2009, respectively.

In the HTP segment, net sales for the third quarter of 2009 decreased approximately $32.5 million or 24.5% as compared to the third quarter of 2008 and decreased approximately $89.5 million or 23.1% for the nine months of 2009 as compared to the nine months of 2008.  Net sales in the HTP segment for the third quarter and nine months of 2009 include a decrease of approximately $0.2 million and $0.6 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the HTP segment for the third quarter and nine months of 2009 decreased approximately $32.3 million and $88.9 million, respectively.  A decrease in sales volume of products sold within this segment, coupled with higher sales returns as a percentage of gross sales, drove the decrease in net sales year over year.

In the R-HVAC segment, net sales for the third quarter of 2009 decreased approximately $25.5 million or 18.5% as compared to the third quarter of 2008 and decreased approximately $103.2 million or 23.7% for the nine months of 2009 as compared to the nine months of 2008.  This decrease is primarily a result of lower sales volume of HVAC products sold to residential site built and manufactured housing customers as a result of the overall economic downturn in the housing industry.  The Company’s net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 5.4% and 4.6% of the Company’s consolidated net sales for the third quarter of 2009 and 2008, respectively, and constituted approximately 4.4% and 4.6% of the Company’s consolidated net sales for the nine months of 2009 and 2008, respectively.

In the C-HVAC segment, net sales for the third quarter of 2009 decreased approximately $37.7 million or 28.6% as compared to the third quarter of 2008 and decreased approximately $77.6 million or 19.8% for the nine months of 2009 as compared to the nine months of 2008.  Net sales in the C-HVAC segment for the third quarter and nine months of 2009 include a decrease of approximately $2.4 million and $16.8 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the C-HVAC segment for the third quarter and nine months of 2009 decreased approximately $35.3 million and $60.8 million, respectively.  This decrease is due, in part, to a decrease in sales volume of air handlers by certain of the segment’s U.S and Canadian subsidiaries, partially offset by approximately $3.9 million of net sales deferred in 2008, under a large contract, and recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009, and, to a lesser extent, from price increases implemented in 2008.  Backlog for C-HVAC products was approximately $156.8 million at October 3, 2009, approximately $202.0 million at December 31, 2008 and approximately $237.8 million at September 27, 2008.  The decrease in backlog at October 3, 2009 as compared to December 31, 2008 reflects a decrease in orders during the past several months for jobs expected to be delivered principally over the fourth quarter of 2009 and first quarter of 2010.  The decrease in backlog at October 3, 2009 as compared to September 27, 2008 reflects, in part, the completion of a sizeable job during 2008 resulting in a decrease to backlog of approximately $72.7 million.

Foreign net sales, which are attributed based on the location of the Company’s subsidiary responsible for the sale, were approximately 19.0% and 21.9% of consolidated net sales for the third quarter of 2009 and 2008, respectively, and were approximately 19.5% and 21.2% of consolidated net sales for the nine months of 2009 and 2008, respectively.  Net sales from the Company’s Canadian subsidiaries were approximately 10.6% and 9.9% of consolidated net sales for the third quarter of 2009 and 2008, respectively, and were approximately 10.6% and 9.3% of consolidated net sales for the nine months of 2009 and 2008, respectively.  Net sales from the Company’s Canadian subsidiaries include net sales from the Company’s RVP and C-HVAC segments.  Net sales from the Company’s European subsidiaries were approximately 6.5% and 8.5% of consolidated net sales for the third quarter of 2009 and 2008, respectively, and were approximately 6.8% and 9.2% of consolidated net sales for the nine months of 2009 and 2008, respectively.  Net sales from the Company’s European subsidiaries include net sales primarily from the Company’s RVP and C-HVAC segments and to a lesser extent the Company’s HTP segment.

Cost of Products Sold.  Consolidated cost of products sold for the third quarter of 2009 was approximately $321.7 million as compared to approximately $434.4 million for the third quarter of 2008 and was approximately $990.9 million for the nine months of 2009 as compared to approximately $1,299.3 million for the nine months of 2008.  Cost of products sold as a percentage of net sales decreased from approximately 74.6% for the third quarter of 2008 to approximately 71.2% for the third quarter of 2009 and decreased from approximately 73.4% for the nine months of 2008 to approximately 71.9% for the nine months of 2009 primarily as a result of the factors described below.

The Company continually reviews the costs of its product lines and seeks opportunities to increase prices to help offset the rising costs of raw materials and transportation when possible.  During 2008, the Company implemented certain price increases, which have carried over into 2009, in each of its four segments to help offset higher costs.

Overall, consolidated material costs for the third quarter of 2009 were approximately $204.1 million, or 45.2% of net sales, as compared to approximately $280.6 million, or 48.2% of net sales, for the third quarter of 2008.  Consolidated material costs for the nine months of 2009 were approximately $630.5 million, or 45.7% of net sales, as compared to approximately $849.7 million, or 48.0% of net sales for the nine months of 2008.  During the third quarter and nine months of 2009, the Company experienced lower material costs as compared to the same periods of 2008 related primarily to purchases of steel, copper and aluminum and related purchased components, such as compressors and fans/blowers.  Strategic sourcing initiatives and improvements in manufacturing processes also contributed to the decrease in material costs in the third quarter and nine months of 2009 as compared to the same periods of 2008.

In the third quarter of 2009 and continuing into the fourth quarter of 2009, the price of certain commodities (copper, aluminum, and to a lesser extent, steel) began to increase over price levels experienced in the first half of 2009.  Should these price levels continue or increase further there can be no assurance that the Company will be able to sufficiently increase its sales prices and accordingly, could experience significant increases in material costs as a percentage of net sales in the fourth quarter of 2009 and continuing into 2010 as compared to the levels experienced in the nine months of 2009.

Direct labor costs for the third quarter of 2009 were approximately $25.8 million, or 5.7% of net sales, as compared to approximately $35.0 million or 6.0% of net sales, for the third quarter 2008.  Direct labor costs for the nine months of 2009 were approximately $81.5 million, or 5.9% of net sales, as compared to approximately $104.6 million or 5.9% of net sales, for the nine months 2008.

Overhead costs, including freight, for the third quarter of 2009 were approximately $91.8 million, or 20.3% of net sales, as compared to approximately $118.8 million, or 20.4% of net sales, for the third quarter of 2008.  Overhead costs for the nine months of 2009 were approximately $278.9 million, or 20.2% of net sales, as compared to approximately $345.0 million, or 19.5% of net sales, for the nine months of 2008.

The increase in the percentage of overhead costs to net sales for the nine months of 2009 is due, in part, to a decrease in sales volume which results in lower absorption rates.  The increase in the percentage also reflects the effect of lower sales volume and the fixed nature of certain overhead costs.

Freight costs were approximately 4.4% and 5.9% of net sales for the third quarter of 2009 and 2008, respectively, and were approximately 4.6% and 5.3% for the nine months of 2009 and 2008, respectively.  During the third quarter and nine months of 2009, the Company experienced decreased freight costs primarily due to decreased fuel surcharges as compared to the nine months of 2008.  Continued strategic sourcing initiatives and other cost reduction measures also help to mitigate fluctuations in freight costs.  These cost reduction measures reduced the overall effect of freight costs on cost of goods sold as a percentage of net sales for the third quarter and nine months of 2009 as compared to the same period of 2008.

Overall, changes in the cost of products sold (including material, direct labor, overhead and freight costs) as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, material costs and changes in productivity levels.

In the RVP segment, cost of products sold for the third quarter of 2009 was approximately $102.3 million or 70.6% of the segment’s net sales, as compared to approximately $138.0 million, or 76.7% of the segment’s net sales for the third quarter of 2008.  In the RVP segment, cost of products sold for the nine months of 2009 was approximately $318.0 million or 73.2% of the segment’s net sales, as compared to approximately $418.5 million, or 75.4% of the segment’s net sales for the nine months of 2008.  The decrease in the percentage of cost of products sold to net sales in the third quarter and nine months of 2009 reflects a decrease in material costs as a percentage of net sales and to a lesser extent, in the third quarter of 2009, a decrease in overhead costs as a percentage of net sales.  Cost of products sold in the RVP segment for the third quarter and nine months of 2009 also reflects (1) a decrease of approximately $2.0 million and $14.8 million, respectively, related to the effect of changes in foreign currency exchange rates, (2) an increase in product liability expense of approximately $0.2 million and $1.2 million, respectively, as compared to the same periods of 2008 and (3) approximately $0.2 million and $1.1 million, respectively, of severance charges incurred related to certain reduction in workforce initiatives.  Cost of products sold in the RVP segment for the third quarter and nine months of 2008 includes costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $1.8 million and $3.2 million, respectively.

In the HTP segment, cost of products sold for the third quarter of 2009 was approximately $58.8 million or 58.7% of the segment’s net sales, as compared to approximately $73.7 million, or 55.5% of the segment’s net sales for the third quarter of 2008.  In the HTP segment, cost of products sold for the nine months of 2009 was approximately $175.3 million or 58.7% of the segment’s net sales, as compared to approximately $214.1 million, or 55.2% of the segment’s net sales for the nine months of 2008.  The increase in the percentage of cost of products sold to net sales is primarily as a result of an increase in material costs as a percentage of net sales.  Cost of products sold in the HTP segment for the third quarter and nine months of 2009 also reflects a decrease of approximately $0.2 million and $0.4 million, respectively, related to the effect of changes in foreign currency exchange rates.

In the R-HVAC segment, cost of products sold for the third quarter of 2009 was approximately $92.5 million, or 82.2% of the segment’s net sales, as compared to approximately $120.2 million, or 87.1% of the segment’s net sales, for the third quarter of 2008.  In the R-HVAC segment, cost of products sold for the nine months of 2009 was approximately $278.2 million, or 83.7% of the segment’s net sales, as compared to approximately $369.0 million, or 84.7% of the segment’s net sales, for the nine months of 2008.  The decrease in cost of products sold as a percentage of net sales for the third quarter and nine months of 2009 primarily reflects a decrease in material costs as a percentage of net sales resulting primarily from the purchase of steel, copper and aluminum.  Material costs in this segment are generally higher as a percentage of net sales than the Company’s other segments and were approximately 59.2% and 62.9% for the third quarter of 2009 and 2008, respectively, and were approximately 60.6% and 62.0% for the nine months of 2009 and 2008, respectively.

In the C-HVAC segment, cost of products sold for the third quarter of 2009 was approximately $68.1 million, or 72.3% of the segment’s net sales, as compared to approximately $102.5 million, or 77.7% of the segment’s net sales, for the third quarter of 2008.  In the C-HVAC segment, cost of products sold for the nine months of 2009 was approximately $219.4 million, or 70.0% of the segment’s net sales, as compared to approximately $297.7 million, or 76.1% of the segment’s net sales, for the nine months of 2008.  Direct labor costs in this segment are generally higher as a percentage of net sales than the Company’s other segments and were approximately 13.3% and 11.6% in the third quarter of 2009 and 2008, respectively, and were approximately 12.6% and 11.3% in the nine months of 2009 and 2008, respectively.  The decrease in cost of products sold as a percentage of net sales for the third quarter and nine months of 2009 primarily reflects a decrease in material costs as a percentage of net sales resulting primarily from the purchase of steel, copper and aluminum, and to a lesser extent, from price increases implemented in 2008, and for the nine months of 2009 also reflects the effect of approximately $3.9 million of net sales deferred in 2008, under a large contract, and recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs.  Cost of products sold in the C-HVAC segment for the third quarter and nine months of 2009 also includes a decrease of approximately $2.0 million and $12.7 million, respectively, related to the effect of changes in foreign currency exchange rates.

Selling, General and Administrative Expense, Net.  Consolidated selling, general and administrative expense, net (“SG&A”) was approximately $96.7 million for the third quarter of 2009 as compared to approximately $121.1 million for the third quarter of 2008 and was approximately $293.5 million for the nine months of 2009 as compared to approximately $358.1 million for the nine months of 2008.  SG&A decreased in the third quarter and nine months of 2009 as compared to the same periods of 2008, in part, due to cost reduction measures initiated in 2008 and 2009.  SG&A as a percentage of net sales increased from approximately 20.8% for the third quarter of 2008 to approximately 21.4% for the third quarter of 2009 and increased from approximately 20.3% for the nine months of 2008 to approximately 21.3% for the nine months of 2009 primarily as a result of the decline in net sales, partially offset by the effect of certain expense reduction measures.  SG&A for the third quarter and nine months of 2009 also includes (1) a decrease of approximately $1.2 million and $8.2 million, respectively, related to the effect of changes in foreign currency exchange rates and (2) advisory and other fees related to the Company’s reorganization of its capital structure of approximately $6.5 million and $7.4 million, respectively.

Goodwill Impairment Charge.  The nine months of 2009 include an approximate $250.0 million estimated non-cash impairment charge, recorded by the Company in the second quarter of 2009, to reduce the carrying amount of its HTP reporting unit’s goodwill to the estimated fair value based upon the results of the Company’s interim impairment test.  The Company is in the process of finalizing its goodwill impairment analysis and expects to complete this process during the fourth quarter of 2009.  The Company believes that the preliminary estimate of the goodwill impairment loss is reasonable and represents the Company’s best estimate of the goodwill impairment loss to be incurred; however, it is possible that when the Step 2 tests are completed, the Company may be required to record a material adjustment to this preliminary estimate.

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

Operating Earnings (Loss).  Consolidated operating earnings (loss) increased approximately $607.3 million from an operating loss of approximately $579.6 million for the third quarter of 2008 to operating earnings of approximately $27.7 million for the third quarter of 2009.  Consolidated operating loss decreased approximately $335.9 million from approximately $509.3 million for the nine months of 2008 to approximately $173.4 million for the nine months of 2009.  During the third quarter of 2008, the Company recorded an estimated non-cash goodwill impairment charge of approximately $600.0 million and in the nine months of 2009, the Company recorded an estimated non-cash goodwill impairment charge of approximately $250.0 million.  Excluding the effect of the estimated non-cash goodwill impairment charges, operating earnings increased approximately $7.3 million for the third quarter of 2009 and decreased approximately $14.1 million for the nine months of 2009 as compared to the same periods in the prior year.  The remaining changes in consolidated operating (loss) earnings are primarily due to the factors discussed above and that follow.

For the third quarter of 2009, the RVP segment had operating earnings of approximately $17.5 million as compared to an operating loss of approximately $327.1 million for the third quarter of 2008.  For the nine months of 2009, the RVP segment had operating earnings of approximately $38.4 million as compared to an operating loss of approximately $295.2 million for the nine months of 2008.  During the third quarter of 2008, the Company recorded an approximate $340.0 million estimated non-cash impairment charge to reduce the carrying amount of the RVP segment’s goodwill to its estimated fair value based upon the results of the Company’s interim impairment test.  Excluding the effect of the estimated non-cash goodwill impairment charge recorded in the third quarter of 2008, operating earnings increased approximately $4.6 million for the third quarter of 2009 and decreased approximately $6.4 million for the nine months of 2009 as compared to the same periods in the prior year.  The remaining increase in the RVP segment’s operating earnings for the third quarter of 2009 is primarily the result of a decrease in material costs, while the remaining decrease in the RVP segment’s operating earnings for the nine months of 2009 is primarily a result of lower sales volume of kitchen range hoods and bathroom exhaust fans, partially offset by the effect of a decrease in material costs.

For the third quarter of 2009, the HTP segment had operating earnings of approximately $4.1 million as compared to an operating loss of approximately $49.3 million for the third quarter of 2008 and for the nine months of 2009 had an operating loss of approximately $241.9 million as compared to approximately $31.2 million for the nine months of 2008.  As noted earlier, during the second quarter of 2009 and the third quarter of 2008, the Company recorded $250.0 million and $60.0 million, respectively, of estimated non-cash impairment charges to reduce the carrying amounts of the HTP segment’s goodwill to its estimated fair value based upon the results of the Company’s interim impairment tests.  Excluding the estimated non-cash goodwill impairment charges, the operating results of the HTP segment decreased approximately $6.6 million and $20.7 million for the third quarter and nine months of 2009, respectively, as compared to the same periods of 2008.  The remaining decrease is primarily the result of decreased sales volume without a proportionate decrease in overhead costs.

For the third quarter of 2009, the R-HVAC segment had operating earnings of approximately $6.9 million as compared to an operating loss of approximately $197.9 million for the third quarter of 2008 and had operating earnings of approximately $12.2 million for the nine months of 2009 as compared to an operating loss of approximately $182.3 million for the nine months of 2008.  During the third quarter of 2008, the Company recorded an approximate $200.0 million estimated non-cash impairment charge to reduce the carrying amount of the R-HVAC segment’s goodwill to its estimated fair value based upon the results of the Company’s interim impairment test.  Excluding the effect of the estimated non-cash goodwill impairment charge recorded in the third quarter of 2008, operating earnings increased approximately $4.8 million for the third quarter of 2009 and decreased approximately $5.5 million for the nine months of 2009.  The remaining increase in the R-HVAC segment’s operating earnings for the third quarter of 2009 is primarily the result of a decrease in material costs, while the remaining decrease in the R-HVAC segment’s operating earnings for the nine months of 2009 is primarily a result of decreased sales volume without a proportionate decrease in overhead costs.

For the third quarter of 2009, the C-HVAC segment had operating earnings of approximately $9.4 million as compared to approximately $8.4 million for the third quarter of 2008 and had operating earnings of approximately $39.3 million in the nine months of 2009 as compared to approximately $27.4 million for the nine months of 2008.  This increase is primarily the result of a decrease in material costs relating to the purchase of steel, copper and aluminum and to a lesser extent for the nine months of 2009, approximately $3.9 million of net sales deferred in 2008, under a large contract, and recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs or expenses and from price increases implemented in 2008.

Excluding the estimated non-cash goodwill impairment charges recorded in the second quarter of 2009 and third quarter of 2008, operating earnings of foreign operations, consisting primarily of the results of operations of the Company’s Canadian subsidiaries, were approximately 9.2% and 15.7% of operating earnings (before unallocated and corporate expenses) for the third quarter of 2009 and 2008, respectively, and were approximately 5.0% and 8.9% of operating earnings (before unallocated and corporate expenses) for the nine months of 2009 and 2008, respectively.  Net sales and earnings derived from international markets are subject to, among others, the risks of currency fluctuations.

Interest Expense.  Interest expense increased approximately $0.6 million, or approximately 1.6%, during the third quarter of 2009 as compared to the third quarter of 2008 and increased approximately $17.9 million, or approximately 18.7%, during the nine months of 2009 as compared to the nine months of 2008.  The increase in the third quarter of 2009 as compared to the third quarter of 2008 is the net result of the impact of lower interest rates of approximately $3.4 million resulting from the Company’s five year $350.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) and the impact of higher average principal balances of approximately $4.4 million.  The increase in the nine months of 2009 as compared to the nine months of 2008 is the net result of the impact of higher interest rates of approximately $7.1 million as a result of the Company’s 10% Senior Secured Notes due December 1, 2013 (the “10% Notes”) and the ABL Facility, both of which were consummated on May 20, 2008, and the impact of higher average principal balances of approximately $9.4 million.  In addition, the Company’s interest expense increased approximately $0.1 million and $1.8 million in the third quarter and nine months of 2009, respectively, related to increased amortization of deferred debt expense related to the additional deferred financing costs associated with the 10% Notes and the ABL Facility.

Loss from Debt Retirement.  On May 20, 2008, the Company sold $750.0 million of its 10% Notes and also entered into a five year $350.0 million ABL Facility.  The net proceeds from the 10% Notes and the ABL Facility were used to repay all of the outstanding indebtedness under the Company’s then existing senior secured credit facility, which included approximately $675.5 million outstanding under the Company’s senior secured term loan and approximately $80.0 million outstanding under the revolving portion of the senior secured credit facility.  The redemption of the Company’s senior secured term loan resulted in a pre-tax loss of approximately $9.9 million in the second quarter of 2008, primarily as a result of writing off unamortized deferred debt expense.

Provision for Income Taxes.  The provision for income taxes for the third quarter of 2009 was approximately $2.4 million as compared approximately $28.2 million for the third quarter of 2008 and for the nine months of 2009 was approximately $3.6 million as compared to approximately $30.7 million for the nine months of 2008.  The effective income tax rates of approximately (1.3)% and (5.0)% for the nine months of 2009 and 2008, respectively, differ from the expected United States federal statutory rate of 35% principally as a result of the estimated non-cash goodwill impairment charges recorded in the second quarter of 2009 and the third quarter of 2008, non-deductible expenses, increases in valuation allowances against deferred tax assets, state income tax provisions, the effect of foreign operations and interest on uncertain tax positions.  The change in the effective income tax rates between the nine months of 2009 and 2008 is principally due to changes in valuation allowances against deferred tax assets, the estimated non-cash goodwill impairment charges recorded in the second quarter of 2009 and the third quarter of 2008, and interest on uncertain tax positions.  See Note D of the Notes to the Unaudited Financial Statements included elsewhere herein.

Subsequent to the end of the third quarter of 2009, the Company received a report of proposed audit adjustments related to one of its foreign subsidiaries.  In the report, the taxing authorities have proposed adjustments resulting in additional income tax related penalties and interest up to a maximum amount of approximately $5.0 million.  The Company is currently reviewing the report and the related proposed adjustments.  To the extent that the Company ultimately determines that the findings in the report will result in amounts due that are in excess of the amounts that the Company has already identified as uncertain tax positions, such amounts will be recorded in the fourth quarter of 2009.

Liquidity and Capital Resources

On September 3, 2009, NTK Holdings, Nortek Holdings, Inc. and Nortek entered into a restructuring and lock-up agreement (the “Restructuring Agreement”) with certain holders of (i) NTK Holdings’ 10 3/4% Senior Discount Notes due 2014 (the “NTK 10 3/4% Notes”), (ii) Nortek’s 8 1/2% Senior Subordinated Notes due 2013 (the “8 1/2% Notes”), and (iii) Nortek’s 10% Senior Secured Notes due 2013 (the “10% Notes”) (collectively, the “Notes”).  Pursuant to the Restructuring Agreement, certain holders of the Notes agreed to restructure and recapitalize the Notes through the implementation of a solicitation of votes for prepackaged plans of reorganization of NTK Holdings and Nortek pursuant to the Bankruptcy Code (the “Solicitation”) (see Note H of the Notes to the Unaudited Financial Statements included elsewhere herein).

As part of the Company’s strategy to preserve and enhance its near-term liquidity, the Company elected to forego making the approximately $26.6 million semi-annual interest payment on its 8 1/2% Notes that was due on September 1, 2009 (subject to a thirty (30) day grace period), which constituted an event of default under the indenture governing its 8 1/2% Notes prior to the consolidated balance sheet date of October 3, 2009.  The failure to make this interest payment also constituted a cross default under Nortek’s 10% Notes, ABL Facility, and certain other debt agreements prior to October 3, 2009, as well as a cross default under the NTK 10 3/4% Notes and the NTK Holdings Senior Unsecured Loans (the “NTK Unsecured Loans”).   The terms of the Restructuring Agreement provided that, subject to certain conditions, the holders of the Notes who executed the Restructuring Agreement would not exercise their rights and remedies against NTK Holdings or Nortek, respectively, with respect to the events of default resulting from the failure to pay the interest due on the 8 1/2% Notes under their applicable indentures.  In addition, on September 3, 2009, the Company entered into a forbearance agreement, as amended, with the lenders (the “Lenders”) under Nortek’s ABL Facility (the “ABL Forbearance Agreement”), whereby the Lenders agreed, among other things, to not exercise their rights and remedies against Nortek and its guarantor subsidiaries, respectively, with respect to the event of default resulting from the failure to pay the interest due on the 8 1/2% Notes, provided Nortek complied with the terms of the ABL Forbearance Agreement.  The Restructuring Agreement and ABL Forbearance Agreement were in effect up to the time the Bankruptcy Cases were filed.

As discussed above, on the Commencement Date, the Debtors filed the Bankruptcy Cases and, following the Commencement Date, the Debtors filed the Prepackaged Plans and Disclosure Statement.  The Company also disclosed the results of the votes on the Prepackaged Plans obtained from the Solicitation that the Debtors performed prior to the Commencement Date for all of the impaired or potentially impaired classes that were entitled to vote on the Prepackaged Plans, which included, among others, the NTK 10 3/4% Notes, the NTK Unsecured Loans, the 10% Notes, the 8 1/2% Notes and the 9 7/8% Notes.  Except for the holders of the NTK Unsecured Loans, all of the impaired or potentially impaired classes entitled to vote accepted the Prepackaged Plans.  A hearing to consider the compliance of the Disclosure Statement with the Bankruptcy Code’s disclosure requirements and any objections or other pertinent matters has been scheduled by the Bankruptcy Court for December 4, 2009 (the “Disclosure Statement Hearing”).  A hearing to consider confirmation of the Prepackaged Plans and any objections thereto (the “Confirmation Hearing”) is scheduled to commence immediately following the Disclosure Statement Hearing.  Any objections to the Disclosure Statement and/or the Prepackaged Plans were to be filed and served upon the Bankruptcy Court by 4:00PM EST on November 23, 2009.  One creditor, Ore Hill Partners LLC, filed an objection to the Prepackaged Plans, has filed a motion asking the Bankruptcy Court to compel the United States Trustee to form an official committee of unsecured creditors, and has sought a status conference with the Bankruptcy Court and discovery from the Debtors.  Ore Hill’s motion will be heard on December 4, 2009.  The Confirmation Hearing may be rescheduled by the Bankruptcy Court in the event that the Bankruptcy Court does not find compliance with the Disclosure Statement at the Disclosure Statement Hearing.  Assuming that the Prepackaged Plans are confirmed on the scheduled hearing date of December 4, 2009, the Company expects to emerge from bankruptcy on or about December 21, 2009 (the “Effective Date”).  There can be no assurance that the bankruptcy court will confirm the Prepackaged Plans or the actual Effective Date will be December 21, 2009, as it is subject to matters beyond the control of the Debtors, including potential third party objections, including the holders of the NTK Unsecured Loans, as well as the final approval of the Bankruptcy Court.

The Prepackaged Plans provide that, on the Effective Date, Nortek shall issue the following securities: (i) New Nortek Senior Secured Notes bearing interest at 11% and due in 2013 and having a total principal amount of $750 million, plus the amount of accrued and unpaid interest payable under the 10% Notes as of the Effective Date (the “New Nortek Senior Secured Notes”), issued by Nortek and guaranteed by certain of its subsidiaries; (ii) one class of common stock issued by Nortek (the “New Common Stock”); and (iii) new warrants, which may be exercised for a period of five years, subject to certain terms and conditions, to purchase a number of shares of New Common Stock equal to an aggregate of 5% of the number of outstanding shares of New Common Stock as of the Effective Date (assuming the exercise of all New Warrants) at an exercise price of $52.80 per share (assuming 15,000,000 shares of New Common Stock are issued on the Effective Date) (the “New Warrants”).

The Prepackaged Plans provide for the following distributions on the Effective Date, except to the extent any claimholder agrees to less favorable treatment:

•
The holders of the 10% Notes will receive their pro rata share (based on principal amount) of the New Nortek Senior Secured Notes and 5% of the New Common Stock.  On December 1, 2009, the Company paid the $37.5 million semi-annual interest payment due under the 10% Notes and any accrued interest earned subsequent to this payment and prior to the Effective Date is expected to be included in the principal of the New Nortek Senior Secured Notes.

•	The holders of the 8 1/2% Notes will receive their pro rata share (based on principal amount) of 91.5630% of the New Common Stock.

•	The holders of the 9 7/8% Notes will receive their pro rata share (based on principal amount) of 1.4370% of the New Common Stock.

•
The holders of the NTK 10 3/4% Notes will receive their pro rata share (based on principal amount) of 1.1762% of the New Common Stock and New Warrants exercisable for 2.9404% of the outstanding shares of New Common Stock as of the Effective Date.

•
The holders of the NTK Unsecured Loans will receive their pro rata share (based on principal amount) of 0.8238% of the New Common Stock and New Warrants exercisable for 2.0596% of the outstanding shares of New Common Stock as of the Effective Date.

•	The holders of the existing common stock of Nortek and NTK Holdings will have their shares cancelled and will receive no distribution.

•
Nortek shall establish the Equity Incentive Plan which will authorize the issuance of present and future equity awards representing an aggregate of up to 12% of the New Common Stock, on a fully diluted basis, to officers and key employees of the Reorganized Debtors and their affiliates.  The terms and allocation of equity awards shall be mutually agreed to by the Chief Executive Officer and an ad hoc committee comprised of certain holders of the 8 1/2% Notes, the 10% Notes and the NTK 10 3/4% Notes, and are contained in a plan supplement filed with the Bankruptcy Court.

On or about October 29, 2009, the Debtors caused notice of the commencement of the Bankruptcy Cases to be served on all known or potential creditors and other parties in interest.  As discussed above, the Bankruptcy Cases constituted an event of default under the ABL Facility, the 10% Notes, the 8 1/2 % Notes, the 9 7/8% Notes and certain other domestic debt agreements, as well as an event of default under the NTK 10 ¾% Notes and the NTK Unsecured Loans.  Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Cases automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Commencement Date.  Thus, for example, creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

On October 23, 2009, the Debtors received approval from the Bankruptcy Court of several first day motions (the “First Day Motions”), including interim authorization to pay trade creditor balances that were incurred prior to the Commencement Date.   Trade creditor balances incurred subsequent to the Commencement Date will be paid in the ordinary course of business.  The Bankruptcy Court also authorized, among other things, the Debtors to pay all salaries and wages to their employees earned and unpaid as of the Commencement Date and approved the Debtor’s ability to honor all customer programs, including product warranties, in the ordinary course of business.  In addition, the Bankruptcy Court authorized the Debtors to use their cash on hand for the operation of business in the normal course.  The relief granted by the Bankruptcy Court through the First Day Motions was designed to stabilize the Company’s operations and business relationships with vendors, lenders, employees and others, minimize the effects of the commencement of the Bankruptcy Cases and preserve the value of the Debtors’ assets.  On November 19, 2009, the Company received final approval for all of the First Day Motions that were originally granted on an interim basis.  Certain of the First Day Motions are subject to Bankruptcy Court approved caps which limit the amounts that can be paid or honored subject to further approval by the Bankruptcy Court (the “Caps”).  The Debtors believe that the approved Caps included in the First Day Motions (and subsequently modified on November 19, 2009) are sufficient to permit the Company to operate in the ordinary course through the Effective Date without the need for additional Bankruptcy Court approval to raise the Caps.

On October 9, 2009, Nortek secured a commitment from a group of lenders for a $250 million asset based revolving credit facility (the “New ABL Facility”) in conjunction with its Prepackaged Plans, which includes a provision that the group of lenders will use commercially reasonable efforts to form a syndicate of lenders to increase the facility to $300 million.  As further required by the Prepackaged Plans, on November 13, 2009, the Company filed a draft of the agreement for the New ABL Facility that the Company expects to execute on the Effective Date provided Nortek remains in compliance with the terms of the commitment agreement.   The New ABL Facility will mature on the earlier of four years from the Commencement Date and the date that is 95 days before the stated maturity of the New Nortek Senior Secured Notes.  It will be subject to a borrowing base calculation that is similar to the existing ABL Facility.  Similar to the existing ABL Facility, Nortek will have various interest rate options based on LIBOR, the prime rate and the federal funds rate for any borrowings.  There will be limitations on Nortek’s ability to incur the full $250 million ($300 million if increased) of commitments under the new ABL Facility and Nortek will be required to make normal and customary representations and warranties prior to execution and to comply with normal and customary affirmative and negative covenants subsequent to execution.  As discussed further below, Nortek did not require any debtor-in-possession financing, as existing cash and cash generated from operations are expected to be sufficient to fund the operations of Nortek through the Effective Date.

As discussed above, upon emergence from chapter 11, Nortek and its subsidiaries (“Reorganized Nortek”) are expected to adopt fresh start reporting in accordance with ASC 852.  Fresh start reporting results in Reorganized Nortek becoming a new entity for financial reporting purposes.  Upon adoption of fresh start reporting, the Reorganized Debtor’s financial statements will not be comparable, in various material respects, to any of Nortek’s previously issued financial statements.

The filing of the Bankruptcy Cases also constituted an event of default under substantially all of Nortek’s and NTK Holdings’ domestic debt including the 8 1/2% Notes, the 10% Notes, Nortek’s 9 7/8% Series A and Series B Senior Subordinated Notes due 2011 (the “9 7/8% Notes”), the ABL Facility, the NTK 10 3/4% Notes and the NTK Unsecured Loans and, as such, the debt under these various agreements and indentures became automatically due and payable, subject to the automatic stay provisions of the Bankruptcy Code which prevents the enforcement of any actions to collect the amounts due.   Accordingly, substantially all of the Company’s long-term debt was reclassified to current as of October 3, 2009 with the exception of certain capital leases where the payment of the monthly lease payments has not been accelerated based on the terms of the capital lease agreements and certain foreign debt that is not impacted by the Bankruptcy Cases.

Prior to the Bankruptcy Cases being filed, the indentures that govern the 10% Notes and the 8 1/2% Notes limited Nortek’s ability to make certain payments, including distributions or other payments to NTK Holdings.   Nortek was under no obligation to make any distribution or other payment to NTK Holdings even if Nortek had available cash and the making of such a payment was permitted by the terms of its existing indebtedness.  Nortek has not made any such distributions to NTK Holdings during the nine months of 2009.

At December 31, 2008, the Company’s Best subsidiary was not in compliance with a maintenance covenant with respect to two loan agreements with aggregate borrowings outstanding of approximately $6.8 million.  Non-compliance with these two long-term debt agreements would have resulted in non-compliance with two other long-term debt agreements totaling approximately $5.3 million at December 31, 2008.  The Company’s Best subsidiary obtained waivers from the bank, which indicated that the Company’s Best subsidiary was not required to comply with the maintenance covenant as of December 31, 2008.  The next measurement date for the maintenance covenant is for the year ended December 31, 2009 and the Company believes that it is probable that its Best subsidiary will not be in compliance with the maintenance covenant when their assessment of the required calculation is completed in the first quarter of 2010.  As a result, the Company has classified approximately $4.9 million and $8.1 million of outstanding borrowings under such “long-term debt” agreements as a current liability on its consolidated balance sheet at October 3, 2009 and December 31, 2008, respectively.  No assurance can be given that Best will be successful in obtaining a refinancing, amendment or waiver on terms acceptable to the Company, or at all, in the future.  Accordingly, Nortek could be required to repay the long-term portion of approximately $4.9 million at December 31, 2009 related to these loans in an event of non-compliance.

In October 2009, following the announcement of the Bankruptcy Cases, Moody’s changed its probability of default rating (“PDR”) from “C” to “D” for NTK Holdings.  Moody’s also announced that it would be removing all of Nortek’s debt ratings.  Additionally, in October 2009, Standard & Poor’s lowered the corporate credit rating on NTK Holdings to “D” from “CC” following the announcement of the Bankruptcy Cases.

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

Capital expenditures were approximately $7.2 million for the third quarter of 2009 as compared to approximately $4.8 million for the third quarter of 2008 and were approximately $13.6 million for the nine months of 2009 as compared to approximately $20.7 million for the nine months of 2008.  Capital expenditures were approximately $25.4 million for the year ended December 31, 2008 and are expected to be between approximately $15.0 million and $20.0 million in 2009.

Assuming that the Prepackaged Plans are approved by the Bankruptcy Court, the Company expects to meet its cash flow requirements for fiscal 2009, including debt repayments and payments related to acquisitions, from cash and cash equivalents available subsequent to the Company’s reorganization and cash from operations.  Nortek and its subsidiaries have entered into a number of operating lease obligations, purchase obligations and have guaranteed certain obligations of these parties.  With the exception of the Company’s indemnification related to a lease guarantee as discussed in Note E of the Notes to the Unaudited Financial Statements included elsewhere herein, no significant changes to these obligations have occurred since December 31, 2008.

Working Capital

As noted previously, with the exception of certain capital leases where the payment of the monthly lease payments has not been accelerated based on the terms of the capital lease agreements and certain foreign debt that is not impacted by the Bankruptcy Cases, substantially all of the Company’s long-term debt was reclassified to current as of October 3, 2009.

Unrestricted cash and cash equivalents decreased from approximately $182.2 million at December 31, 2008 to approximately $180.6 million at October 3, 2009.  The Company has classified as restricted, in the accompanying unaudited condensed consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in its operations.  At October 3, 2009, approximately $3.2 million (of which approximately $2.4 million is included in long-term assets) of cash and cash equivalents were held primarily as collateral to fund certain benefit obligations relating to supplemental executive retirement plans.

Accounts receivable increased approximately $10.7 million, or approximately 4.1%, between December 31, 2008 and October 3, 2009, while net sales decreased approximately $48.0 million, or approximately 9.6%, in the third quarter of 2009 as compared to the fourth quarter of 2008.  The impact of changes in foreign currency exchange rates increased accounts receivable at October 3, 2009 by approximately $5.1 million.  The remaining increase is primarily the result of an increase in sales in the R-HVAC segment in the third quarter of 2009 as compared to the fourth quarter of 2008.  The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the situation on October 3, 2009 as compared to December 31, 2008.  Accounts receivable from customers related to foreign operations decreased approximately $21.6 million, or approximately 23.8%, between December 31, 2008 and October 3, 2009.

Inventories decreased approximately $36.8 million, or approximately 12.4%, between December 31, 2008 and October 3, 2009 primarily as a result of lower sales levels and a continued focus on working capital reductions during the nine months of 2009 in all four of the Company’s segments.  The effect of changes in foreign currency exchange rates increased inventory at October 3, 2009 by approximately $3.2 million.

Accounts payable decreased approximately $17.1 million, or 11.2%, between December 31, 2008 and October 3, 2009 primarily due to decreases in the RVP and HTP segments, and to a lesser extent in the C-HVAC segment, partially offset by an increase in the R-HVAC segment which increased purchasing due to higher sales levels in the third quarter of 2009, as compared to, the fourth quarter of 2008.  The decrease also reflects the effect of changes in foreign currency exchange rates which resulted in an increase to accounts payable at October 3, 2009 of approximately $2.8 million.

Accrued expenses and taxes, net increased approximately $17.5 million, or approximately 8.2%, between December 31, 2008 and October 3, 2009 primarily as a result of an increase in accrued interest of approximately $30.6 million due to the Company electing to forego making the approximately $26.6 million semi-annual interest payment on its 8 1/2% Notes that was due on September 1, 2009, partially offset by contingent consideration payments of approximately $14.1 million which were accrued at December 31, 2008 and were paid in the first quarter of 2009.

Changes in certain working capital accounts, as noted above, between December 31, 2008 and October 3, 2009, differ from the changes reflected in the Company’s consolidated statement of cash flows for such period as a result of the specific items mentioned in the four preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Cash Flows

Net cash flows from operating activities decreased approximately $16.2 million from net cash provided by operating activities of approximately $58.1 million for the nine months of 2008 to approximately $41.9 million for the nine months of 2009.  This was primarily the net result of a decrease in the net loss of approximately $354.6 million, partially offset by a decrease in estimated non-cash goodwill impairment charges of approximately $350.0 million the nine months of 2008 and 2009 and a change from a deferred tax provision to a deferred tax benefit of approximately $20.5 million.  Net cash flows used in investing activities decreased by approximately $20.4 million from approximately $49.0 million for the nine months of 2008 to approximately $28.6 million for the nine months of 2009.  This decrease was primarily due to a decrease in payments for acquisitions of approximately $18.6 million and a decrease in the level of capital expenditures of approximately $7.1 million.  Net cash flows from financing activities decreased by approximately $32.6 million from net cash provided by financing activities financing activities of approximately $17.7 million for the nine months of 2008 to net cash used in financing activities of approximately $14.9 million for the nine months of 2009.  This decrease is the net result of a decrease in net borrowings of approximately $74.8 million, partially offset by the transactions which occurred in May 2008 and resulted in an increase in cash provided by financing activities of approximately $46.4 million.  As discussed earlier, the Company generally uses cash flows from operations, and where necessary borrowings, to finance its capital expenditures and strategic acquisitions, to meet the service requirements of its existing indebtedness and for working capital and other general corporate purposes.

Debt Covenant Compliance

The indenture that governs the Company’s 10% Notes contains certain covenants that limit the Company’s ability to incur additional indebtedness if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.00 to 1.  The FCCR is the ratio of the Consolidated Cash Flow (as defined) to Fixed Charges (as defined) for such trailing four quarter period.  The Consolidated Cash Flow, as defined, is the equivalent to Adjusted EBITDA.  As of October 3, 2009, the FCCR was 1.20 to 1.

EBITDA represents net income before interest, income taxes, depreciation and amortization.  Adjusted EBITDA (which has the same meaning as Consolidated Cash Flow as defined by the indenture governing the 10% Notes) is defined as EBITDA further adjusted to exclude certain non-cash, non-recurring items.  EBITDA and Adjusted EBITDA are not defined terms under GAAP.  Neither EBITDA nor Adjusted EBITDA should be considered an alternative to operating income or net income as a measure of operating results or an alternative to cash flow as a measure of liquidity.  There are material limitations associated with making the adjustments to the Company’s earnings to calculate EBITDA and Adjusted EBITDA and using these non-GAAP financial measures as compared to the most directly comparable GAAP financial measures.  For instance, EBITDA and Adjusted EBITDA do not include:

•	interest expense, and, because the Company has borrowed money in order to finance its operations, interest expense is a necessary element of the Company’s costs and ability to generate revenue;

•
depreciation and amortization expense, and, because the Company uses capital assets, depreciation and amortization expense is a necessary element of the Company’s costs and ability to generate revenue;

•	income tax expense, and because the payment of taxes is part of the Company’s operations, tax expense is a necessary element of the Company’s costs and ability to operate; and

•	non-cash, non-recurring items can, at times, affect the Company’s operating results and the exclusion of such items is a material limitation.

The Company presents EBITDA because it considers it an important supplemental measure of its performance and believes it is frequently used by the Company’s investors and other interested parties, as well as by the Company’s management, in the evaluation of companies in its industry, many of which present EBITDA when reporting their results.  In addition, EBITDA provides additional information used by the Company’s management and board of directors to facilitate internal comparisons to historical operating performance of prior periods.  Further, management believes EBITDA facilitates their operating performance comparisons from period to period because it excludes potential differences caused by variations in capital structure (affecting interest expense), tax positions (such as the impact of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting depreciation expense).

The Company believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about the performance of the business, and the Company is required to reconcile net income to Adjusted EBITDA to demonstrate compliance with debt covenants.  While the determination of appropriate adjustments in the calculation of Adjusted EBITDA is subject to interpretation under the terms of the 10% Notes, management believes the adjustments described below are in accordance with the covenants in the 10% Notes.

The following table reconciles net loss to Adjusted EBITDA for the last twelve months ended October 3, 2009:

				(1)-(2)+(3)
	(1)	(2)	(3)	Trailing
	Nine Months	Nine Months	Year Ended	Four
	of 2009	of 2008	Dec. 31, 2008	Quarters
	(Dollar amounts in millions)

Net loss	$(290.5)	$(645.1)	$(780.7)	$(426.1)
Provision for income taxes	3.6	30.7	26.9	(0.2)
Interest expense	113.7	95.8	134.7	152.6
Investment income	(0.2)	(0.6)	(0.8)	(0.4)
Depreciation and amortization expense	45.8	53.1	68.6	61.3
EBITDA	$(127.6)	$(466.1)	$(551.3)	$(212.8)
Management fees (a)	1.5	1.5	2.0	2.0
Interest Income	0.2	0.6	0.8	0.4
Non-cash items increasing net income (b)	---	(1.9)	(1.9)	---
Non-recurring cash charges (c )	---	1.3	3.0	1.7
Other non-recurring items (d)	(4.6)	6.4	6.4	(4.6)
Non-cash impairment charges (e)	250.2	600.0	713.3	363.5
Stock Option Expense	0.1	0.1	0.1	0.1
Net foreign exchange losses (gains) (f)	(0.3)	(0.7)	2.8	3.2
Restructuring (g)	11.6	0.7	7.8	18.7
Adjusted EBITDA	$131.1	$141.9	$183.0	$172.2

(a)
Relates to the management agreement Nortek and Nortek Holdings, Inc. has with an affiliate of Thomas H. Lee Partners, L.P. providing for certain financial and strategic advisory and consultancy services.

(b)	For the nine months of 2008 and the year ended December 31, 2008, relates to a reduction in social liability reserve related to one of the Company’s foreign subsidiaries in the RVP segment.

(c)	Relates to miscellaneous non-recurring items of the Company and is limited to $3.0 million for any trailing four quarter period.

(d)
For the nine months of 2009 includes a change in estimate of loss on the Company’s indemnification related to a lease guarantee (see Note E of the Notes to the Unaudited Financial Statements included elsewhere herein) of approximately $3.9 million and a gain on the favorable settlement of litigation of approximately $0.7 million.  For the nine months of 2008 and the year ended December 31, 2008, includes an estimated loss contingency on the Company’s indemnification related to a lease guarantee (see Note E of the Notes to the Unaudited Financial Statements included elsewhere herein).

(e)	Includes non-cash goodwill impairment charges as well as non-cash write-downs of certain of the Company’s subsidiaries.

(f)	Non-cash foreign exchange (gains) losses related to intercompany debt not indefinitely invested in the Company’s subsidiaries.

(g)  Includes severance charges associated with reduction in workforce initiatives, charges related to the closure of certain of the Company’s facilities and advisory and other fees related to the Company’s reorganization of its capital structure.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates primarily through its investing and borrowing activities.  In addition, the Company’s ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.

The Company’s investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At October 3, 2009, the fair value of the Company’s unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At October 3, 2009, approximately 89.7% of the carrying value of the Company’s long-term debt was at fixed interest rates.  The remaining portion of the Company’s long-term debt is at variable interest rates.  Based upon interest rates in effect at October 3, 2009, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense for the remaining three months of 2009 of approximately $0.4 million.

Foreign Currency Risk

The Company’s results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the nine months of 2009, the net impact of changes in foreign currency exchange rates was not material to the Company’s financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to translation resulted in an increase in stockholder’s investment of approximately $4.6 million and $8.4 million for the third quarter and nine months of 2009, respectively.  The Company manages its exposure to foreign currency exchange risk principally by trying to minimize the Company’s net investment in foreign assets, including, the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at October 3, 2009 consist primarily of short-term borrowings by certain of the Company’s foreign subsidiaries.  The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.  At October 3, 2009, the Company did not have any significant outstanding foreign currency hedging contracts.

Item 3.               Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosure about market risk is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.

Item 4.              Controls and Procedures

As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in each of Rules 13a–15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, along with the other members of management, concluded that as of the end of such period, the Company’s disclosure controls and procedures were not effective, solely because the Company was not able to file this report within the time period specified by the SEC's rules and forms. The Company was not able to file this report within the specified time period because, on October 21, 2009 (the "Commencement Date"), the Company and certain of its domestic subsidiaries (the "Debtors") filed voluntary petitions for reorganization under the Bankruptcy Code (the "Bankruptcy Cases") and, both prior to and since the Commencement Date, the Company's management has devoted substantial time to matters relating to the Bankruptcy Cases that would otherwise have been devoted to preparing this report. The Company continues to apply controls and procedures consistent with prior periods.  The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 of this report include, in paragraph 4 of such certifications, information concerning the Company's controls and procedures.  Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.  There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.                   Risk Factors

In addition to the risk factors discussed in “Item A Risk Factors” in Part 1 of the Company’s most recent annual report on Form 10-K for the year ended December 31, 2008, the Company believes that following additional risk factors, among others, are now applicable in light of the Bankruptcy Cases described above and in Notes A and H of Notes to Unaudited Financial Statements included elsewhere herein:

-	The risks related to the impact that the ongoing Bankruptcy Cases may have on the Company’s corporate image, business operations, financial condition, liquidity or cash flow.

-
The risks related to the Company’s ability to successfully obtain Bankruptcy Court confirmation of the Prepackaged Plans so that the Prepackaged Plans can be consummated and the Company can emerge from bankruptcy in a timely manner.

-
The risks related to the objections to the Prepackaged Plans that have been or may be filed with the Bankruptcy Court and their potential impact to the successful and timely confirmation of the Prepackaged Plans.

-	The limitations on the Company’s operations that have been imposed by the terms of the Prepackaged Plans and the Bankruptcy Court during the pendency of the bankruptcy proceedings.

-
The risks related to maintaining compliance with the terms of the Prepackaged Plans and the commitment for exit financing with the New ABL Facility and the impact that non compliance could have on the Company’s ability to obtain suitable financing.

The factors described above and included in the most recent Form 10-K should not be construed as exhaustive and should be read together with other cautionary statements included in this and other reports the Company has or will file with the SEC.  If one or more events related to these or other risks or uncertainties materialize, or if the Company’s underlying assumptions proved to be incorrect, actual results may differ materially from what the Company anticipates.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  When used in this discussion and throughout this document, words, such as “intends”, “plans”, “estimates”, “believes”, “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on the Company’s current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.  Important factors that could cause actual future activities and operating results to differ include the successful emergence from bankruptcy, availability and cost of certain raw materials, (including, among others, steel, copper, packaging materials, plastics and aluminum) and purchased components, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, price, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Readers are also urged to carefully review and consider the various disclosures made by the Company, in this document, as well as the Company’s periodic reports on Forms 10-K, 10-Q and 8-K, filed with the SEC.

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

Item 4.                      Submission of Matters to a Vote of Security Holders

On September 18, 2009, the Debtors commenced a solicitation of votes on the Prepackaged Plans from NTK Holdings’ and Nortek’s debt holders.  Please refer to Nortek’s current report filed on Form 8-K on September 18, 2009 for additional information.

Item 6.                      Exhibits

The items marked with an asterisk are filed herewith.

	3.1	Amended and Restated Certificate of Incorporation of Nortek, Inc. (Exhibit 3.1 to Nortek Form S-4 filed October 22, 2004).

	3.2	By-Laws of Nortek, Inc. (Exhibit 3.2 to Nortek Form S-4 filed October 22, 2004).

*	10.1	Letter Amendment to Forbearance Agreement dated September 14, 2009.

*	10.2	Letter Amendment No. 4 to Forbearance Agreement dated October 20, 2009.

*	10.3	Second Amendment to the Restructuring and Lock-Up Agreement dated October 19, 2009.

*	31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32
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

December 2, 2009