Form 10-Q
period 2010-04-03
NORTEK INC
filed 2010-05-18
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
                                  (Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number:  001-34697

Nortek, Inc.
(exact name of registrant as specified in its charter)

Delaware	05-0314991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

50 Kennedy Plaza Providence, Rhode Island	02903-2360
(Address of principal executive offices)	(zip code)

Registrant’s Telephone Number, Including Area Code: (401) 751-1600

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes [_]No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_]No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [X]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [_]No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

There is no established public trading market for any of the common stock of the Company.

The number of shares of Common Stock outstanding as of May 14, 2010 was 15,000,000.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions, except share data)

	Successor
	April 3,	December 31,
	2010	2009
Assets
Current Assets:
Unrestricted cash and cash equivalents	$77.6	$89.6
Restricted cash	3.3	1.3
Accounts receivable, less allowances of $2.4 and $0	247.5	249.1
Inventories:
Raw materials	78.1	72.9
Work in process	26.1	25.6
Finished goods	180.8	174.7
	285.0	273.2

Prepaid expenses	14.1	18.0
Other current assets	15.1	13.5
Prepaid income taxes	29.1	25.4
Total current assets	671.7	670.1

Property and Equipment, at Cost:
Land	16.5	18.5
Buildings and improvements	70.0	72.8
Machinery and equipment	156.6	155.8
	243.1	247.1
Less accumulated depreciation	9.4	2.2
Total property and equipment, net	233.7	244.9

Other Assets:
Goodwill	154.8	154.8
Intangible assets, less accumulated amortization of $11.8 and $1.5	526.6	536.6
Deferred debt expense	4.4	4.1
Restricted investments and marketable securities	2.4	2.4
Other assets	5.6	6.0
	693.8	703.9
Total Assets	$1,599.2	$1,618.9

Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term obligations	$12.6	$13.4
Current maturities of long-term debt	11.0	32.4
Long-term debt (Note F)	2.8	4.1
Accounts payable	141.6	124.5
Accrued expenses and taxes, net	184.6	174.9
Total current liabilities	352.6	349.3

Other Liabilities:
Deferred income taxes	104.7	112.6
Other	153.3	151.5
	258.0	264.1

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	830.2	835.4

Commitments and Contingencies (Note G)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued	---	---
Common stock, $0.01 par value, 90,000,000 authorized shares;
15,000,000 shares issued and outstanding at April 3, 2010
and December 31, 2009, respectively	0.1	0.1
Additional paid-in capital	172.5	171.9
Accumulated deficit	(16.8)	(3.4)
Accumulated other comprehensive income	2.6	1.5
Total stockholders' investment	158.4	170.1
Total Liabilities and Stockholders' Investment	$1,599.2	$1,618.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended
	Successor	Predecessor
	April 3, 2010	April 4, 2009
	(Dollar amounts in millions,
	except shares and per share data)

Net Sales	$430.9	$439.0

Costs and Expenses:
Cost of products sold	319.9	317.5
Selling, general and administrative expense, net	96.3	101.0
Amortization of intangible assets	10.5	5.9
	426.7	424.4
Operating earnings	4.2	14.6
Interest expense	(23.6)	(38.3)
Investment income	-	0.1
Loss before (benefit) provision for income taxes	(19.4)	(23.6)
(Benefit) provision for income taxes	(6.0)	9.1
Net loss	$(13.4)	$(32.7)

Basic loss per share	$(0.89)	$(10,900.00)

Diluted loss per share	$(0.89)	$(10,900.00)

Weighted Average Common Shares:
Basic	15,000,000	3,000
Diluted	15,000,000	3,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months ended
	Successor	Predecessor
	April 3, 2010	April 4, 2009
	(Dollar amounts in millions)
Cash Flows from operating activities:
Net loss	$(13.4)	$(32.7)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	30.7	15.5
Non-cash interest expense, net	0.5	2.5
Stock-based compensation	0.6	-
Gain on sale of property and equipment	(0.3)	(0.1)
Deferred federal income tax provision	8.2	3.5
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	1.0	3.0
Inventories	(21.8)	(1.3)
Prepaids and other current assets	2.3	(0.3)
Accounts payable	18.5	(11.6)
Accrued expenses and taxes	(5.3)	(5.2)
Long-term assets, liabilities and other, net	0.6	1.8
Total adjustments to net loss	35.0	7.8
Net cash provided by (used in) operating activities	21.6	(24.9)
Cash Flows from investing activities:
Capital expenditures	(3.2)	(2.5)
Net cash paid for businesses acquired	(1.3)	(14.1)
Proceeds from the sale of property and equipment	0.4	0.1
Change in restricted cash and marketable securities	(2.0)	(0.2)
Other, net	0.8	-
Net cash used in investing activities	(5.3)	(16.7)
Cash Flows from financing activities:
Increase in borrowings	20.0	-
Payment of borrowings	(47.8)	(12.3)
Other, net	(0.5)	0.1
Net cash used in financing activities	(28.3)	(12.2)
Net change in unrestricted cash and cash equivalents	(12.0)	(53.8)
Unrestricted cash and cash equivalents at the beginning of the period	89.6	182.2
Unrestricted cash and cash equivalents at the end of the period	$77.6	$128.4

Supplemental disclosure of cash flow information:

Interest paid	$2.3	$32.0

Income taxes paid, net	$3.8	$5.7

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 3, 2010 AND APRIL 4, 2009

(A)	Basis of Presentation

Nortek, Inc. (“Nortek”) and all of its wholly-owned subsidiaries, collectively the “Company”, is a diversified manufacturer of innovative, branded residential and commercial building products, operating within four reporting segments (see Note D, “Segment Information”).  Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the professional remodeling and replacement markets, the residential and commercial construction markets, the manufactured housing market and the do-it-yourself (“DIY”) market.

On December 17, 2009 (the “Effective Date”), the Company emerged from bankruptcy proceedings under Chapter 11  of the United States Bankruptcy Code (“Chapter 11”).  In connection with its emergence from bankruptcy, the Company adopted fresh-start reporting pursuant to the provisions of Accounting Standards Codification (“ASC”) 852, “Reorganization” (“ASC 852”).  The Company selected December 19, 2009 as the fresh-start reporting date since it was the closest fiscal week-end to the Effective Date of December 17, 2009 and the effect of using December 19, 2009, instead of December 17, 2009, was not material to the Company’s financial condition or results of operations for the periods presented.  ASC 852 requires the implementation of fresh-start reporting if the reorganization value of the assets of the entity that emerges from Chapter 11 is less than the sum of the post-petition liabilities and allowed claims, and holders of voting shares immediately before confirmation of the plan of reorganization receive less than 50 percent of the voting shares of the emerging entity.  Under fresh-start reporting, a new reporting entity is deemed to be created and the assets and liabilities of the entity are reflected at their fair values.

Accordingly, the consolidated financial statements for the Company subsequent to emergence from Chapter 11 are not comparable to the consolidated financial statements for the Company prior to emergence from Chapter 11.  References to the “Successor” refer to the Company subsequent to the fresh-start reporting date and references to the “Predecessor” refer to the Company prior to the fresh-start reporting date.

In addition, ASC 852 requires that financial statements, for periods including and subsequent to a Chapter 11 bankruptcy filing, distinguish between transactions and events that are directly associated with the reorganization proceedings and transactions and events associated with the ongoing operations of the business, as well as additional disclosures.  The “Company”, when used in reference to the period subsequent to emergence from Chapter 11 bankruptcy proceedings, refers to the Successor, and when used in reference to periods prior to emergence from Chapter 11 bankruptcy proceedings, refers to the Predecessor.

The accompanying Successor and Predecessor unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of Nortek and all of its wholly-owned subsidiaries after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented.  Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading.  Operating results for the first quarter ended April 3, 2010 are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2010.  Certain amounts in the prior year’s unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.  The Company has evaluated subsequent events for potential recognition or disclosure through the date the financial statements were issued, May 18, 2010.

It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s registration statement on Form 10 and its periodic reports filed with the Securities and Exchange Commission (“SEC”).

The Company operates on a calendar year and for its interim periods operates on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday.  The Company’s fiscal year always begins on January 1 and ends on December 31.  As a result, the Company’s first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days.  The first quarters ended April 3, 2010 (“first quarter of 2010”) and April 4, 2009 (“first quarter of 2009”) include 93 days and 94 days, respectively.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 which establishes additional disclosure requirements for fair value measurements. According to the guidance, the fair value hierarchy disclosures are to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy will be required to be disclosed. These additional requirements are effective January 1, 2010 for quarterly and annual reporting. These amendments did not have an impact on the Company’s results from operations or financial condition as this guidance relates only to additional disclosures (see Note H, “Fair Value”). In addition, the guidance requires more detailed disclosures of the changes in Level 3 instruments. These changes will be effective January 1, 2011 and are not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13 which amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence (“VSOE”), vendor objective evidence (“VOE”) or third-party evidence (“TPE”) is unavailable. This guidance is effective for transactions entered into after January 1, 2011. The Company expects to adopt this guidance on January 1, 2011 and does not expect it to have a material impact on the consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14 which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance must be adopted in the same period that a company adopts ASU No. 2009-13 described in the preceding paragraph. Therefore, the Company expects to adopt this guidance on January 1, 2011 and does not expect it to have a material impact on the consolidated financial statements.

(B)	Comprehensive Loss

Comprehensive loss includes net loss, unrealized gains and losses from currency translation, and pension liability adjustments, net of tax.  Comprehensive loss for the first quarter of 2010 and 2009 is as follows:

	For the first quarter of
	Successor	Predecessor
	2010	2009
	(Dollar amounts in millions)

Net loss	$(13.4)	$(32.7)
Other comprehensive income (loss):
Currency translation adjustment	0.8	(1.7)
Pension liability adjustment	0.3	0.1
Comprehensive loss	$(12.3)	$(34.3)

(C) Earnings (Loss) per Share

The Company calculates basic and diluted earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings Per Share” (“ASC 260”).  Basic earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliation between basic and diluted loss per share is as follows:

	For the first quarter of
	Successor	Predecessor
	2010	2009
	(Dollar amounts in millions,
	except shares and per share data)

Net loss	$(13.4)	$(32.7)

Weighted average common shares outstanding	15,000,000	3,000
Dilutive effect of common stock equivalents	---	---
Dilutive shares outstanding	15,000,000	3,000

Basic loss per share	$(0.89)	$(10,900.00)

Diluted loss per share	$(0.89)	$(10,900.00)

The effect of potential common share equivalents, including warrants, unvested restricted stock, and stock options were excluded from the computation of diluted shares outstanding for the first quarter of 2010, as inclusion would have resulted in anti-dilution. A summary of these common share equivalents excluded from the first quarter of 2010 is as follows:

Warrants	789,474
Restricted stock	712,731
Stock options	712,731
Total	2,214,936

There were no potential common share equivalents outstanding during the first quarter of 2009.

Earnings (loss) per share for the first quarter of 2010 is not comparable to that for the first quarter of 2009, as all Predecessor common stock was extinguished as part of the Company’s reorganization.

(D)	Segment Information

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

Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the professional remodeling and replacement markets, the residential and commercial construction markets, the manufactured housing market and the DIY market.

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

The HTP segment manufactures and sells a broad array of products designed to provide convenience and security for residential and certain commercial applications.  The principal products sold by this segment are:

•	audio / video distribution and control equipment,
•	speakers and subwoofers,
•	security and access control products,
•	power conditioners and surge protectors,
•	audio / video wall mounts and fixtures,
•	lighting controls and home integration products, and
•	structured wiring.

The R-HVAC segment manufactures and sells heating, ventilating and air conditioning systems for site built residential and manufactured housing structures and certain commercial markets.  The principal products sold by the segment are split-system and packaged air conditioners and heat pumps, air handlers, furnaces and related equipment.

The C-HVAC segment manufactures and sells heating, ventilating and air conditioning systems for custom-designed commercial applications to meet customer specifications.  The principal products sold by the segment are large custom rooftop cooling and heating products.

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

Unaudited net sales, operating earnings (loss) and loss before (benefit) provision for income taxes for the Company’s reporting segments for the first quarter of 2010 and 2009 were as follows:

	For the first quarter of
	Successor	Predecessor
	2010	2009
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$153.0	$149.9
Home technology products	94.2	98.4
Residential HVAC products	96.9	82.4
Commercial HVAC products	86.8	108.3
Consolidated net sales	$430.9	$439.0

Operating earnings (loss):
Residential ventilation products (1)	$15.3	$9.0
Home technology products (2)	(7.4)	1.1
Residential HVAC products (3)	1.2	(5.3)
Commercial HVAC products (4)	2.1	16.2
Subtotal	11.2	21.0
Unallocated, net	(7.0)	(6.4)
Consolidated operating earnings	4.2	14.6
Interest expense	(23.6)	(38.3)
Investment income	-	0.1
Loss before (benefit) provision for income taxes	$(19.4)	$(23.6)

(1) Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $1.3 million for the first quarter of 2010.

(2)
Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $7.0 million and reserves of approximately $2.0 million
(see Note G, “Commitments and Contingencies”) for the first quarter of 2010.

(3) Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.7 million for the first quarter of 2010.

(4) Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.7 million for the first quarter of 2010.

(E)	Income Taxes

The Company provided for income taxes on an interim basis based upon the estimated annual effective tax rate for 2010 and 2009.  The following reconciles the federal statutory income tax rate to the effective tax rate of approximately 30.9% and (38.6)% for the first quarter of 2010 and 2009:

	For the first quarter of
	Successor	Predecessor
	2010	2009
Income tax at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
Increase in valuation allowance related to deferred tax assets	(5.2)	(61.5)
(Increase) decrease in FIN 48 reserves, including interest	(0.6)	5.8
State income tax provision (benefit), net of federal income tax effect	2.4	(13.9)
Tax effect resulting from foreign activities	(0.3)	(1.1)
Non-deductible expenses	(1.2)	(3.0)
Other, net	0.8	0.1
Income tax at effective rate	30.9%	(38.6)%

As of January 1, 2010, the Company had a liability of approximately $22.0 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  As a result of additional provisions to the reserve during the first quarter of 2010, the liability for uncertain tax positions at April 3, 2010 was approximately $22.6 million.  The corresponding amount of gross uncertain tax benefits was approximately $23.4 million and $22.9 million at April 3, 2010 and December 31, 2009, respectively.

As of April 3, 2010, the Company has approximately $4.2 million in unrecognized benefits relating to various state tax issues, for which the statute of limitations is expected to expire in 2010.

As of January 1, 2010, the Company had accrued liabilities of approximately $3.8 million for interest related to uncertain tax positions.  As of April 3, 2010, the total amount of accrued interest related to uncertain tax positions is approximately $4.0 million.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

(F)	Notes, Mortgage Notes and Obligations Payable

At April 3, 2010 and December 31, 2009, the Company’s Best subsidiary was not in compliance with certain maintenance covenants with respect to certain loan agreements and as a result, the Company classified approximately $2.8 million and $4.1 million of outstanding borrowings under such “long-term debt” agreements as a current liability on its unaudited condensed consolidated balance sheet at April 3, 2010 and December 31, 2009, respectively.  The Company’s Best subsidiary obtained letters from its lenders, which indicated that the lenders are not going to take any action related to the covenant noncompliance at this time.  The next measurement date for the maintenance covenant is for the year ended December 31, 2010 and the Company believes that it is probable that Best will not be in compliance with the maintenance covenant when their assessment of the required calculation is completed in the first quarter of 2011.  No assurances can be given that Best will be successful in obtaining further waivers and accordingly, the Company could be required to repay the outstanding long-term portion related to these loans of approximately $2.8 million if the event of non-compliance is not cured or waived.

The indenture governing the 11% Senior Secured Notes due 2013 (the “11% Notes”) and the credit agreement for the Company’s $300.0 million asset-based revolving credit facility (the “New ABL Facility”) contain certain restrictive financial and operating covenants, including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indenture and credit agreement).  As of April 3, 2010, the Company did not have the capacity to make certain payments, including dividends, under the New ABL Facility.  Subsequent to April 3, 2010, the Company voluntarily repaid $5.0 million of outstanding borrowings under the New ABL Facility and accordingly has classified such amount as current in the accompanying unaudited condensed consolidated balance sheet.

(G)	Commitments and Contingencies

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications of approximately $9.0 million at April 3, 2010, of which approximately $5.1 million are recorded in accrued expenses and approximately $3.9 million are recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet.  At April 3, 2010, the estimated undiscounted future payments related to these indemnifications are expected to be approximately $9.8 million.  At December 31, 2009, the Company had recorded liabilities in relation to these indemnifications of approximately $9.2 million, of which approximately $4.6 million was recorded in accrued expenses and approximately $4.6 million was recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet.

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

Changes in the Company’s combined short-term and long-term warranty accruals during the first quarter of 2010 are as follows:

	For the first quarter of
	Successor	Predecessor
	2010	2009
	(Dollar amounts in millions)

Balance, beginning of the period	$54.3	$51.5
Warranties provided during the period	5.4	7.1
Settlements made during the period	(5.0)	(6.4)
Changes in liability estimate, including expirations	0.5	(0.4)
Balance, end of the period	$55.2	$51.8

In the fourth quarter of 2009, two of the Company’s subsidiaries in the HTP segment began shipping security products to a new customer under an agreement to manufacture and sell products with an expected net sales value of approximately $45.0 million in 2010.  The agreement includes payment terms which are extended beyond the subsidiaries’ normal payment terms and the Company has evaluated the credit worthiness of this customer and concluded that collectability is not reasonably assured.  Accordingly, the Company has deferred revenue recognition on approximately $12.2 million and $7.2 million of sales at April 3, 2010 and December 31, 2009, respectively.  The Company will recognize revenue related to this customer when cash is collected.  Inventories with a cost of approximately $9.2 million and $5.6 million at April 3, 2010 and December 31, 2009, respectively, have been recorded in other current assets in the accompanying unaudited condensed consolidated balance sheet.  In addition, at April 3, 2010, the Company has included in inventory approximately $10.9 million of products shipped to this customer subsequent to April 3, 2010 and expects to ship an additional $12.8 million of products during the second quarter of 2010.  The Company has little business and collection experience with this customer and there can be no assurances that the Company will be able to collect all or any amounts due from this customer or that the Company will be able to recover all or any of the inventories shipped to this customer.  The Company has recorded loss contingency reserves of approximately $5.0 million and $3.0 million as a reduction to other current assets as of April 3, 2010 and December 31, 2009, respectively.  The Company’s expectation is that it will receive payment in full, net of applicable reserves, from this customer.

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

(H)	Fair Value

Fair Value of Financial Instruments

Below is information regarding the fair value of each class of financial instruments for which it is practicable to estimate fair value:

Cash and Cash Equivalents --
The carrying amount approximates fair value because of the short maturity of those instruments.

Restricted Investments and Marketable Securities --
The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at April 3, 2010 or December 31, 2009.

Long-Term Debt --
At April 3, 2010 and December 31, 2009, the fair value of the Company’s long-term indebtedness was approximately equal to the amount on the accompanying unaudited condensed consolidated balance sheet based, in part, on a third party valuation.

(I)	Pension, Profit Sharing & Other Post-Retirement Benefits

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $1.0 million and $1.2 million for the first quarter of 2010 and 2009, respectively.

The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans.  At April 3, 2010, the Company estimated that approximately $4.3 million would be contributed to the Company’s defined benefit pension plans in 2010, of which approximately $0.8 million was contributed through the first quarter of 2010.

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the first quarter of 2010 and 2009 consists of the following components:

	For the first quarter of
	Successor	Predecessor
	2010	2009
	(Dollar amounts in millions)

Service cost	$0.1	$0.1
Interest cost	2.2	2.3
Expected return on plan assets	(2.1)	(1.8)
Recognized actuarial loss	---	0.2
Net periodic benefit cost	$0.2	$0.8

The Company’s unaudited net periodic benefit cost, consisting solely of interest costs, for its Post-Retirement Health Benefit Plan for the first quarter of 2010 was approximately $0.1 million.  The Company’s unaudited net periodic benefit cost for the first quarter of 2009 was zero.

  NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 3, 2010
AND THE FIRST QUARTER ENDED APRIL 4, 2009

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a diversified manufacturer of innovative, branded residential and commercial building products, operating within four reporting segments:

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

The HTP segment manufactures and sells a broad array of products designed to provide convenience and security for residential and certain commercial applications.  The principal products sold by this segment are:

•	audio / video distribution and control equipment,
•	speakers and subwoofers,
•	security and access control products,
•	power conditioners and surge protectors,
•	audio / video wall mounts and fixtures,
•	lighting controls and home integration products, and
•	structured wiring.

The R-HVAC segment manufactures and sells heating, ventilating and air conditioning systems for site built residential and manufactured housing structures and certain commercial markets.  The principal products sold by the segment are split-system and packaged air conditioners and heat pumps, air handlers, furnaces and related equipment.

The C-HVAC segment manufactures and sells heating, ventilating and air conditioning systems for custom-designed commercial applications to meet customer specifications.  The principal products sold by the segment are large custom rooftop cooling and heating products.

Basis of Presentation

On December 17, 2009 (the “Effective Date”), we emerged from bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”).  In connection with our emergence from bankruptcy, we adopted fresh-start reporting pursuant to the provisions of Accounting Standards Codification (“ASC”) 852, “Reorganization” (“ASC 852”).  We selected December 19, 2009 as the fresh-start reporting date since it was the closest fiscal week-end to the Effective Date of December 17, 2009 and the effect of using December 19, 2009, instead of December 17, 2009, was not material to our financial condition or results of operations for the periods presented.  ASC 852 requires the implementation of fresh-start reporting if the reorganization value of the assets of the entity that emerges from Chapter 11 is less than the sum of the post-petition liabilities and allowed claims, and holders of voting shares immediately before confirmation of the plan of reorganization receive less than 50 percent of the voting shares of the emerging entity.  Under fresh-start reporting, a new reporting entity is deemed to be created and the assets and liabilities of the entity are reflected at their fair values.

Accordingly, our consolidated financial statements subsequent to emergence from Chapter 11 are not comparable to our consolidated financial statements prior to emergence from Chapter 11.  References to the “Successor” refer to periods subsequent to December 20, 2009 and references to the “Predecessor” refer to periods prior to December 19, 2009.  Operating results for the first quarter ended April 3, 2010 are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2010.  We have evaluated subsequent events for potential recognition or disclosure through the date the financial statements were issued, May 18, 2010.

We operate on a calendar year and for interim periods operate on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday.  Our fiscal year always begins on January 1 and ends on December 31.  As a result, our first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days.  The first quarters ended April 3, 2010 (“first quarter of 2010”) and April 4, 2009 (“first quarter of 2009”) include 93 days and 94 days, respectively.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is intended to help the reader understand Nortek, Inc., our operations and our present business environment.  MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes thereto contained herein.  The “Results of Operations” and “Liquidity and Capital Resources” sections which follow contain various tables that are intended to assist the reader in comparing current results with the prior period.  Unless the context requires otherwise, the terms “Nortek,” “Company,” “we” and “our” in this MD&A refer to Nortek, Inc. and its wholly-owned subsidiaries.

Industry Overview

Critical factors affecting our future performance, including our level of sales, profitability and cash flows, are the levels of residential remodeling and replacement activity and new residential and non-residential construction activity.  The level of new residential and non-residential construction activity and the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending, employment levels and other macroeconomic factors, over which we have no control.  Any decline in economic activity as a result of these or other factors typically results in a decline in residential and non-residential new construction and, to a lesser extent, residential and non-residential remodeling and replacement spending, which would result in a decrease in our sales, profitability and cash flows.

The severe impact of the worldwide crisis in the credit and financial markets in 2009, the instability in the troubled mortgage market, the level of unemployment and the decline in home values have had a negative impact on residential and non-residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures.  These factors had an adverse effect on our operating results for 2009 and are expected to continue in 2010.

Changes in key industry activity affecting our businesses in the United States for the first quarter of 2010, the fourth quarter of 2009 and the full year of 2009 as compared to the same periods of 2009 and 2008, respectively, were as follows:

		% Increase (Decrease)
	Sources	1st Quarter	4th Quarter	Full Year
	of Data	2010	2009	2009
Private residential construction spending	1	(4)%	(16)%	(28)%
Total housing starts	1	17%	(20)%	(39)%
New home sales	1	2%	(2)%	(23)%
Existing home sales	2	12%	26%	5%
Residential improvement spending	1	8%	5%	(4)%
Central air conditioning and heat pump shipments	3	7%	15%	(12)%
Private non-residential construction spending	1	(25)%	(22)%	(12)%
Manufactured housing shipments	1	(2)%	(27)%	(39)%
Residential fixed investment spending	4	(4)%	(13)%	(21)%

Source of data:

(1)	U.S. Census Bureau
(2)	National Association of Realtors
(3)	Air Conditioning and Refrigeration Institute
(4)	U.S. Bureau of Economic Analysis

In addition, according to the Canada Mortgage and Housing Corporation, Canadian housing starts increased approximately 47% in the first quarter of 2010 as compared to the first quarter of 2009, and decreased approximately 1% and 29% in the fourth quarter and full year of 2009 as compared to the same periods of 2008.

The demand for certain of our products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during winter months usually reduces the level of building and remodeling activity in both home improvement and new construction markets, thereby reducing our sales levels during the first and fourth quarters.

We are subject to the effects of changing prices and the impact of inflation which could have a significant adverse effect on our results of operations for the periods presented.  In some circumstances, market conditions or customer expectations may prevent us from increasing the prices of our products to offset inflationary or other pricing pressures.  During the first quarter of 2010, we experienced lower material costs as a percentage of net sales as compared to the first quarter of 2009 related primarily to lower prices, in part from strategic sourcing initiatives related to the purchases of steel and related purchased components, such as compressors and plastics.  The change in the percentage of material costs as a percentage of net sales also reflects the effect of the relative mix of products sold, the effect of changes in sales prices, as well as, the effect of changes in productivity levels.  In the second half of 2009, the price of certain commodities (steel, copper, and aluminum) began to increase over price levels experienced in the first half of 2009, and continued to increase in the first quarter of 2010 as compared to the fourth quarter of 2009.  Additionally, during the first quarter of 2010, we experienced increased freight costs primarily due to increased fuel surcharges as compared to the first quarter of 2009.  Continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases, help to mitigate fluctuations in these costs.

Outlook

Our outlook for the remainder of 2010 is for the challenging market conditions to continue.  The weak economy and credit markets are expected to continue to impact the level of residential and non-residential new construction, as well as consumer confidence and the related spending on home remodeling and repairs.  In the second half of 2009 and first quarter of 2010, we believe certain governmental incentives and policies resulted in higher sales levels of existing homes and new housing starts, which in turn resulted in increased sales volume for certain of our products.  In the fourth quarter of 2009, the government extended to April 2010 certain of these incentives for consumers to purchase homes.  There can be no assurance that these governmental incentives and the resulting increased levels of housing activity will continue and as a result we may experience further declines in sales until such time as unemployment rates significantly decline and consumer confidence improves.

We are looking at our business with a long-term view and a continued focus on our low-cost country sourcing strategy and cost reduction initiatives.  Balance sheet management is an extremely important priority for all of our businesses so they can maximize cash flow from operating activities. During this challenging environment, we will fund necessary capital investments that will improve our business operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based on our historical experience, current trends and information available from other sources, as appropriate.  If different conditions result from those assumptions used in our judgments, the results could be materially different from our estimates.

Our critical accounting policies include:

•	Revenue Recognition, Accounts Receivable and Related Expenses,
•	Inventory Valuation,
•	Income Taxes,
•	Goodwill and Other Long-Lived Assets,
•	Pensions and Post-Retirement Health Benefits,
•	Warranty, Product Recalls and Safety Upgrades,
•	Insurance Liabilities, including Product Liability, and
•	Contingencies.

Further detail regarding our other critical accounting policies can be found in the consolidated financial statements and the notes included in our registration statement on Form 10 as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010.

Results of Operations

The following table presents the financial information for our reporting segments for the first quarter of 2010 and 2009:

	For the first quarter of
	Successor	Predecessor	Net Change
	2010	2009	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$153.0	$149.9	$3.1	2.1%
Home technology products	94.2	98.4	(4.2)	(4.3)
Residential HVAC products	96.9	82.4	14.5	17.6
Commercial HVAC products	86.8	108.3	(21.5)	(19.9)
Consolidated net sales	$430.9	$439.0	$(8.1)	(1.8	) %
Operating earnings (loss):
Residential ventilation products (1)	$15.3	$9.0	$6.3	70.0%
Home technology products (2)	(7.4)	1.1	(8.5)	*
Residential HVAC products (3)	1.2	(5.3)	6.5	*
Commercial HVAC products (4)	2.1	16.2	(14.1)	(87.0)
Subtotal	11.2	21.0	(9.8)	(46.7)
Unallocated, net	(7.0)	(6.4)	(0.6)	(9.4)
Consolidated operating earnings	$4.2	$14.6	$(10.4)	(71.2	) %

Operating earnings (loss) margin:
Residential ventilation products (1)	10.0%	6.0%
Home technology products (2)	(7.9)	1.1
Residential HVAC products (3)	1.2	(6.4)
Commercial HVAC products (4)	2.4	15.0
Consolidated	1.0%	3.3%

*	not meaningful or not applicable

(1)	Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $1.3 million for the first quarter of 2010.

(2)
Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $7.0 million and reserves of approximately $2.0 million for the first quarter of 2010.

(3)	Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.7 million for the first quarter of 2010.

(4)	Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.7 million for the first quarter of 2010.

The following table presents our financial information for the first quarter of 2010 and 2009.  The results of operations for the first quarter of 2010 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Change in earnings in
			the first quarter of 2010
	For the first quarter of		as compared to the
	Successor	Predecessor	first quarter of 2009
	2010	2009	$	%
	(Dollar amounts in millions)

Net sales	$430.9	$439.0	$(8.1)	(1.8	) %
Cost of products sold	319.9	317.5	(2.4)	(0.8)
Selling, general and administrative expense, net	96.3	101.0	4.7	4.7
Amortization of intangible assets	10.5	5.9	(4.6)	(78.0)
Operating earnings	4.2	14.6	(10.4)	(71.2)
Interest expense	(23.6)	(38.3)	14.7	38.4
Investment income	-	0.1	(0.1)	(100.0)
Loss before (benefit) provision for income taxes	(19.4)	(23.6)	4.2	17.8
(Benefit) provision for income taxes	(6.0)	9.1	15.1	*
Net loss	$(13.4)	$(32.7)	$19.3	59.0%

	Percentage of net sales for		Change in percentage for
	the first quarter of		the first quarter of 2010
	Successor	Predecessor	as compared to the
	2010	2009	first quarter of 2009

Net sales	100.0%	100.0%	---%
Cost of products sold	74.2	72.3	(1.9)
Selling, general and administrative expense, net	22.4	23.1	0.7
Amortization of intangible assets	2.4	1.3	(1.1)
Operating earnings	1.0	3.3	(2.3)
Interest expense	(5.5)	(8.7)	3.2
Loss before (benefit) provision for income taxes	(4.5)	(5.4)	0.9
(Benefit) provision for income taxes	(1.4)	2.1	3.5
Net loss	(3.1)%	(7.5)%	4.4%

*	not meaningful or not applicable

Our reporting segments have a significant number of different products across a wide range of price points and numerous distribution channels that do not always allow meaningful quantitative analysis to be performed with respect to the effect on net sales of changes in units sold or the price per unit sold.  However, whenever the underlying causes of material increases or decreases in consolidated net sales can be adequately analyzed and quantified, we attempt to make appropriate disclosure of such reasons, including changes in price, volume and the mix of products sold.

First quarter ended April 3, 2010 as compared to the first quarter ended April 4, 2009

Net Sales.  As discussed further in the following paragraphs, net sales for the first quarter of 2010 decreased by approximately $8.1 million, or 1.8%, as compared to the first quarter of 2009.  The effect of changes in foreign currency exchange rates increased net sales by approximately $9.9 million in the first quarter of 2010.  Excluding the effect of changes in foreign currency exchange rates, net sales for the first quarter of 2010 decreased approximately $18.0 million as compared to the first quarter of 2009.

In the RVP segment, net sales for the first quarter of 2010 increased approximately $3.1 million or 2.1% as compared to the first quarter of 2009.  Net sales in the RVP segment for the first quarter of 2010 reflect an increase of approximately $6.2 million attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the RVP segment for the first quarter of 2010 decreased approximately $3.1 million as compared to the first quarter of 2009.  This change in net sales is the result of a decrease in the RVP segment’s European business of approximately $5.2 million, offset by an increase in its North American business of approximately $2.1 million.  The decrease in the RVP segment’s European range hood business is primarily the result of the global economic downturn.  The increase in the North American business is primarily a result of an increase in total housing starts in both the United States and Canada, and to a lesser extent an increase in residential remodeling and replacement activity.  In the first quarter of 2010, housing starts increased by approximately 17% and 47% in the United States and Canada, respectively.  The products sold by this segment are typically installed in the later stage of new home construction.  Kitchen range hoods and bathroom exhaust fans are the largest product categories sold in the RVP segment, accounting for approximately 80% of the RVP segment’s total sales for each of the first quarter of 2010 and 2009.  Sales of range hoods and bathroom exhaust fans for the RVP segment’s domestic subsidiaries increased slightly in the first quarter of 2010, and excluding the effect of changes in foreign currency exchange rates, sales of range hoods and bathroom exhaust fans for the RVP segment’s foreign subsidiaries decreased approximately 5% in the first quarter of 2010.

In the HTP segment, net sales for the first quarter of 2010 decreased approximately $4.2 million or 4.3% as compared to the first quarter of 2009 due to a decline in sales volume primarily related to lower levels of consumer spending on high-end electronic and home entertainment products.

In the R-HVAC segment, net sales for the first quarter of 2010 increased approximately $14.5 million or 17.6% as compared to the first quarter of 2009.  This increase is driven largely by the increase in industry shipments for central air conditioners and heat pumps, as well as increased demand for heating products due to lower than normal temperatures in certain parts of the United States during the first quarter of 2010.  Our net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 5.0% and 3.8% of our consolidated net sales for the first quarter of 2010 and 2009, respectively.

In the C-HVAC segment, net sales for the first quarter of 2010 decreased approximately $21.5 million or 19.9% as compared to the first quarter of 2009.  Net sales in the C-HVAC segment for the first quarter of 2010 include an increase of approximately $3.7 million attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the C-HVAC segment for the first quarter of 2010 decreased approximately $25.2 million.  This decrease is primarily the result of a decline in the non-residential construction and retro-fit markets, and lower prices on contracts negotiated in 2009 and delivered in the first quarter of 2010, as well as approximately $3.9 million of net sales recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs or expenses.  Backlog for C-HVAC products was approximately $157.0 million at April 3, 2010, approximately $150.7 million at December 31, 2009 and approximately $178.4 million at April 4, 2009.  The increase in backlog at April 3, 2010 as compared to December 31, 2009 reflects an increase in orders during the first quarter of 2010 principally for jobs expected to be delivered during the balance of 2010.

Foreign net sales, which are attributed based on the location of our subsidiary responsible for the sale, were approximately 22.2% and 21.9% of consolidated net sales for the first quarter of 2010 and 2009, respectively.  Net sales from our Canadian subsidiaries were approximately 12.4% and 11.5% of consolidated net sales for the first quarter of 2010 and 2009, respectively.  Net sales from our Canadian subsidiaries include net sales from the RVP and C-HVAC segments.  Net sales from our European subsidiaries were approximately 7.7% and 8.0% of consolidated net sales for the first quarter of 2010 and 2009, respectively.  Net sales from our European subsidiaries include net sales primarily from the RVP and C-HVAC segments and to a lesser extent the HTP segment.

Cost of Products Sold.  Consolidated cost of products sold (“COGS”) for the first quarter of 2010 was approximately $319.9 million as compared to approximately $317.5 million for the first quarter of 2009.  For the first quarter of 2010, COGS includes (1) a non-cash charge of approximately $9.7 million related to the amortization of fair value allocated to inventory, (2) an increase of approximately $7.4 million related to the effect of changes in foreign currency exchange rates, and (3) reserves of approximately $2.0 million related to one of our subsidiaries in the HTP segment.  Excluding the effect of these items, COGS for the first quarter of 2010 decreased approximately $16.7 million as compared to the first quarter of 2009, due primarily to a reduction in sales levels.  COGS as a percentage of net sales increased from approximately 72.3% for the first quarter of 2009 to approximately 74.2% for the first quarter of 2010 primarily due to the factors described above and below.

We continually review the costs of our product lines and look for opportunities to help offset the rising costs of raw materials and transportation when possible.

Overall, consolidated material costs for the first quarter of 2010 were approximately $192.6 million, or 44.7% of net sales, as compared to approximately $197.0 million, or 44.9% of net sales, for the first quarter of 2009.  During the first quarter of 2010, we experienced slightly lower material costs as a percentage of net sales as compared to the first quarter of 2009 related primarily to lower prices, in part from strategic sourcing initiatives related to the purchases of steel and related purchased components, such as compressors and plastics.  Improvements in manufacturing processes also contributed to the decrease in material costs in the first quarter of 2010 as compared to 2009.

In the second half of 2009, the price of certain commodities (steel, copper, and aluminum) began to increase over price levels experienced in the first half of 2009, and continued to increase in the first quarter of 2010 as compared to the fourth quarter of 2009.  Should these price levels continue or increase further there can be no assurance that we will be able to sufficiently increase sales prices to offset the adverse effect on earnings from rising material costs.

Direct labor costs for the first quarter of 2010 were approximately $26.5 million, or 6.1% of net sales, as compared to approximately $27.9 million or 6.3% of net sales, for the first quarter of 2009.  The decrease in direct labor costs, as a percentage of net sales, in the first quarter of 2010 as compared to the first quarter of 2009 is primarily the result of headcount reductions that occurred during 2009.

Overhead and other costs, including freight, for the first quarter of 2010 were approximately $100.8 million, or 23.4% of net sales, as compared to approximately $92.6 million, or 21.1% of net sales, for the first quarter of 2009.  The increase in overhead and other costs, as a percentage of net sales, for the first quarter of 2010 is primarily the result of a non-cash charge of approximately $9.7 million related to the amortization of fair value allocated to inventory and reserves of approximately $2.0 million related to one of our subsidiaries in the HTP segment.

Freight costs were approximately 4.9% and 4.6% of net sales for the first quarter of 2010 and 2009, respectively.  During the first quarter of 2010, we experienced increased freight costs primarily due to increased fuel surcharges as compared to the first quarter of 2009.  Continued strategic sourcing initiatives and other cost reduction measures help to mitigate fluctuations in freight costs.

Overall, changes in the COGS (including material, direct labor, overhead and freight costs) as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices and material costs, as well as changes in productivity levels.

In the RVP segment, COGS for the first quarter of 2010 was approximately $109.1 million or 71.3% of the segment’s net sales, as compared to approximately $113.5 million, or 75.7% of the segment’s net sales for the first quarter of 2009.  The decrease in the percentage of COGS to net sales in the first quarter of 2010 primarily reflects a decrease in material costs as a percentage of net sales resulting primarily from lower prices, in part from strategic sourcing initiatives related to the purchase of steel.  COGS in the RVP segment for the first quarter of 2010 also reflects (1) an increase of approximately $4.4 million related to the effect of changes in foreign currency exchange rates and (2) a non-cash charge of approximately $1.3 million related to the amortization of fair value allocated to inventory.

In the HTP segment, COGS for the first quarter of 2010 was approximately $63.4 million or 67.3% of the segment’s net sales, as compared to approximately $56.9 million, or 57.8% of the segment’s net sales for the first quarter of 2009.  The increase in the percentage of COGS to net sales is primarily the result of a non-cash charge of approximately $7.0 million related to the amortization of fair value allocated to inventory and reserves of approximately $2.0 million recorded during the first quarter of 2010.  COGS in the HTP segment for the first quarter of 2010 also reflects an increase of approximately $0.1 million related to the effect of changes in foreign currency exchange rates.

In the R-HVAC segment, COGS for the first quarter of 2010 was approximately $82.4 million, or 85.0% of the segment’s net sales, as compared to approximately $73.8 million, or 89.6% of the segment’s net sales, for the first quarter of 2009.  The decrease in COGS as a percentage of net sales for the first quarter of 2010 primarily reflects a decrease in material costs as a percentage of net sales resulting primarily from lower prices, in part from strategic sourcing initiatives related to the purchase of steel, and to a lesser extent, a decrease in overhead costs as a percentage of net sales.  Material costs in this segment are generally higher as a percentage of net sales than our other segments and were approximately 59.7% and 62.6% for the first quarter of 2010 and 2009, respectively.  COGS in the R-HVAC segment for the first quarter of 2010 also includes a non-cash charge of approximately $0.7 million related to the amortization of fair value allocated to inventory.

In the C-HVAC segment, COGS for the first quarter of 2010 was approximately $65.0 million, or 74.9% of the segment’s net sales, as compared to approximately $73.3 million, or 67.7% of the segment’s net sales, for the first quarter of 2009.  Direct labor costs in this segment are generally higher as a percentage of net sales than our other segments and were approximately 13.8% and 13.0% in the first quarter of 2010 and 2009, respectively.  The increase in COGS as a percentage of net sales for the first quarter of 2010 primarily reflects an increase in overhead costs as a percentage of net sales, and to a lesser extent, an increase in material costs resulting primarily from the purchase of copper and related purchase components, such as fans/blowers.  The increase in COGS as a percentage of net sales also reflects the effect of approximately $3.9 million of net sales recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs or expenses.  COGS in the C-HVAC segment for the first quarter of 2010 also includes (1) an increase of approximately $2.9 million related to the effect of changes in foreign currency exchange rates and (2) a non-cash charge of approximately $0.7 million related to the amortization of fair value allocated to inventory.

Selling, General and Administrative Expense, Net.  Consolidated selling, general and administrative expense, net (“SG&A”) was approximately $96.3 million for the first quarter of 2010 as compared to approximately $101.0 million for the first quarter of 2009.  SG&A as a percentage of net sales decreased from approximately 23.1% for the first quarter of 2009 to approximately 22.4% for the first quarter of 2010 primarily as a result of the continued effects of certain expense reduction measures taken in 2009.  SG&A for the first quarter of 2010 also reflects an increase of approximately $1.9 million related to the effect of changes in foreign currency exchange rates.

Amortization of Intangible Assets.  Amortization of intangible assets, including developed technology and backlog, increased from approximately $5.9 million for the first quarter of 2009 to approximately $10.5 million for the first quarter of 2010 primarily as a result of the effect of fair value adjustments to intangible assets as a result of the application of fresh-start accounting.

Operating Earnings.  Operating earnings decreased approximately $10.4 million from approximately $14.6 million for the first quarter of 2009 to approximately $4.2 million for the first quarter of 2010.  Operating earnings for the first quarter of 2010 includes (1) approximately $15.2 million (of which approximately $9.7 million relates to the non-cash charge related to the amortization of fair value allocated to inventory) of increased depreciation and amortization expense related primarily to the effect of fair value adjustments to inventory, property and equipment, and intangible assets as a result of the application of fresh-start accounting in December 2009, (2) approximately $3.9 million of net sales recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs or expenses, (3) reserves of approximately $2.0 million related to one of our subsidiaries in the HTP segment, and (4) an increase of approximately $0.6 million related to the effect of changes in foreign currency exchange rates.  The remaining changes in operating earnings between the first quarter of 2009 and the first quarter of 2010 are primarily due to the factors discussed above and that follow.

For the first quarter of 2010, the RVP segment had operating earnings of approximately $15.3 million as compared to approximately $9.0 million for the first quarter of 2009.  The increase in the RVP segment’s operating earnings for the first quarter of 2010 is primarily a result of a decrease in material costs, partially offset by lower sales volume primarily in the RVP segment’s European business.  Operating earnings for the RVP segment also reflects (1) approximately $4.8 million (of which approximately $1.3 million relates to the non-cash charge related to the amortization of fair value allocated to inventory) of increased depreciation and amortization expense related primarily to the effect of fair value adjustments to inventory, property and equipment, and intangible assets as a result of the application of fresh-start accounting in December 2009 and (2) an increase of approximately $0.9 million related to changes in foreign currency exchange rates.

For the first quarter of 2010, the HTP segment had an operating loss of approximately $7.4 million as compared to operating earnings of approximately $1.1 million for the first quarter of 2009.  HTP operating loss for the first quarter of 2010 includes a non-cash charge of approximately $7.0 million related to the amortization of fair value allocated to inventory and reserves of approximately $2.0 million.  Excluding the effect of these charges in the first quarter of 2010, operating earnings increased approximately $0.5 million for the first quarter of 2010 as compared to the first quarter of 2009.   This increase is primarily the result of a decrease in overhead costs and SG&A as a result of certain expense reduction measures taken in 2009, partially offset by a decrease in sales volume.  The operating loss for the HTP segment also reflects an increase of approximately $0.1 million related to changes in foreign currency exchange rates.

For the first quarter of 2010, the R-HVAC segment had operating earnings of approximately $1.2 million as compared to an operating loss of approximately $5.3 million for the first quarter of 2009.  This improvement in the R-HVAC segment’s operating earnings for the first quarter of 2010 is primarily a result of an increase in sales volume and to a lesser extent, a decrease in material and overhead costs as a percentage of net sales.  Operating earnings for the first quarter of 2010 for the R-HVAC segment also includes approximately $1.6 million (of which approximately $0.7 million relates to the non-cash charge related to the amortization of fair value allocated to inventory) of increased depreciation and amortization expense related primarily to the effect of fair value adjustments to inventory, property and equipment, and intangible assets as a result of the application of fresh-start accounting in December 2009.

For the first quarter of 2010, the C-HVAC segment had operating earnings of approximately $2.1 million as compared to approximately $16.2 million for the first quarter of 2009.  This decrease is primarily the result of a decrease in sales volume coupled with increases in material and overhead costs as a percentage of net sales, as well as approximately $3.9 million of net sales recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs or expenses.  Operating earnings for the C-HVAC segment also reflects (1) approximately $2.7 million (of which approximately $0.7 million relates to the non-cash charge related to the amortization of fair value allocated to inventory) of increased depreciation and amortization expense related primarily to the effect of fair value adjustments to inventory, property and equipment, and intangible assets as a result of the application of fresh-start accounting in December 2009 and (2) a decrease of approximately $0.2 million related to changes in foreign currency exchange rates.

Operating (loss) earnings of foreign operations, consisting primarily of the results of operations of our Canadian and European subsidiaries, were approximately (19.5)% and 0.5% of operating earnings (before unallocated and corporate expenses) for the first quarter of 2010 and 2009, respectively.  Net sales and earnings derived from international markets are subject to economic, political and currency risks, among others.

Interest Expense.  Interest expense decreased approximately $14.7 million, or approximately 38.4%, during the first quarter of 2010 as compared to the first quarter of 2009.  This decrease is primarily due to a substantial reduction in total outstanding indebtedness as a result of the cancellation of our 10% Senior Secured Notes due 2013, 8 ½% Senior Subordinated Notes due 2014 and 9 7/8% Senior Subordinated Notes due 2011 in connection with our bankruptcy proceedings under Chapter 11, partially offset by the effect of higher interest rates under our $300.0 million asset-based revolving credit facility (the “New ABL Facility”) and from the issuance of our 11% Senior Secured Notes due 2013 (the “11% Notes”) in conjunction with our reorganization under Chapter 11 during 2009.

(Benefit) Provision for Income Taxes. The benefit from income taxes for the first quarter of 2010 was approximately $6.0 million as compared to a provision for income taxes of approximately $9.1 million for the first quarter of 2009.  The effective income tax rate of approximately 30.9% for the first quarter of 2010 differs from the expected United States federal statutory rate of 35% principally as a result of state income taxes and the effect of foreign operations.  The effective income tax rate of approximately (38.6)% for the first quarter of 2009 differs from the expected United States federal statutory rate of 35% principally as a result of non-deductible expenses, increases in valuation allowances against deferred tax assets, state income tax provisions, the effect of foreign operations and interest on uncertain tax positions.  The change in the effective income tax rates between the first quarter of 2010 and 2009 is principally due to the fact that, as a result of our reorganization in late 2009 and the related fresh-start accounting adjustments, we are able to recognize the tax benefit of our losses, and as such, additional valuation allowances are not required.  See Note E, “Income Taxes”, to the unaudited condensed consolidated financial statements included elsewhere herein.

Liquidity and Capital Resources

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments and debt repayments.  Our principal sources of liquidity are cash flows from our subsidiaries, existing unrestricted cash and cash equivalents, and the use of borrowings under the New ABL Facility.  The indenture related to our 11% Notes, the credit agreement governing our New ABL Facility, and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.

There can be no assurance that we will generate sufficient cash flow from the operation of our subsidiaries or that future financings will be available on acceptable terms or in amounts sufficient to enable us to service or refinance our indebtedness, or to make necessary capital expenditures.

Cash Flows

Capital expenditures were approximately $3.2 million for the first quarter of 2010, as compared to approximately $2.5 million for the first quarter of 2009.  Capital expenditures were approximately $18.4 million for the year ended December 31, 2009 and are expected to be between approximately $30.0 million and $35.0 million for 2010.  Capital expenditures for 2010 are limited to $36.8 million under our New ABL Facility.

Net cash flows from operating activities increased approximately $46.5 million from net cash used in operating activities of approximately $24.9 million for the first quarter of 2009 to net cash provided by operating activities of approximately $21.6 million for the first quarter of 2010.  This was primarily the net result of a decrease in net loss of approximately $19.3 million, an increase in deprecation and amortization expense of approximately $15.2 million, and a change in working capital needs of approximately $8.9 million.

Net cash flows used in investing activities decreased approximately $11.4 million from approximately $16.7 million for the first quarter of 2009 to approximately $5.3 million for the first quarter of 2010.  This decrease was primarily the result of a decrease in payments for acquisitions of approximately $12.8 million, partially offset by an increase in restricted cash and marketable securities of approximately $1.8 million.

Net cash flows used in financing activities increased by approximately $16.1 million from approximately $12.2 million for the first quarter of 2009 to approximately $28.3 million for the first quarter of 2010.  This change is primarily the result of an increase in net payments for outstanding borrowings of approximately $15.5 million.

As discussed earlier, we generally use cash flows from operations, and where necessary borrowings, to finance our capital expenditures and strategic acquisitions, to meet the service requirements of existing indebtedness and for working capital and other general corporate purposes.

Outstanding Indebtedness

We had consolidated debt at April 3, 2010 of approximately $856.6 million consisting of the following:

(Dollar amounts in millions)

11% Notes	$753.3
New ABL Facility	65.0
Long-term notes, mortgage notes and other indebtedness	25.7
Short-term bank obligations	12.6
$856.6

During the first quarter of 2010, we had a net decrease in our debt of approximately $28.7 million resulting primarily from a net reduction in borrowings of approximately $27.8 million (including a net reduction in our New ABL Facility of approximately $25.0 million).  The remaining decrease of approximately $0.9 million is the net result of the effect of changes in foreign currency exchange rates and amortization of debt discount.  Subsequent to April 3, 2010, we voluntarily repaid $5.0 million of outstanding borrowings under the New ABL Facility and accordingly have classified such amount as current in the accompanying unaudited condensed consolidated balance sheet.

At April 3, 2010 and December 31, 2009, our Best subsidiary was not in compliance with certain maintenance covenants with respect to certain loan agreements and as a result, we classified approximately $2.8 million and $4.1 million of outstanding borrowings under such “long-term debt” agreements as a current liability on our unaudited condensed consolidated balance sheet at April 3, 2010 and December 31, 2009, respectively.  Our Best subsidiary obtained letters from its lenders, which indicated that the lenders are not going to take any action related to the covenant noncompliance at this time.  The next measurement date for the maintenance covenant is for the year ended December 31, 2010 and we believe that it is probable that Best will not be in compliance with the maintenance covenant when their assessment of the required calculation is completed in the first quarter of 2011.  No assurances can be given that Best will be successful in obtaining further waivers and accordingly, we could be required to repay the outstanding long-term portion related to these loans of approximately $2.8 million if the event of non-compliance is not cured or waived.

Contractual Obligations

We have entered into a number of operating lease obligations, purchase obligations, and have guaranteed certain obligations of these parties.  There have been no significant changes to these obligations since December 31, 2009.

Nortek, its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, refinance, redeem or retire any of our outstanding debt, in privately negotiated or open market transactions, by tender offer or otherwise, which may be subject to restricted payment limitations.

Adequacy of Liquidity Sources

At April 3, 2010, we had approximately $77.6 million of unrestricted cash and cash equivalents to fund our cash flow needs for the remainder of 2010.

Our New ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of April 20, 2010, we had approximately $60.0 million outstanding and approximately $163.2 million of available borrowing capacity under the New ABL Facility, with approximately $21.0 million in outstanding letters of credit.

As noted previously, the indentures and other agreements governing our indebtedness and the indebtedness of our subsidiaries, contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.  At April 3, 2010, we did not have the capacity to make certain payments, including dividends, under our New ABL Facility.

From time to time, we have evaluated and expect to continue to evaluate possible acquisition transactions and possible dispositions of certain of our businesses on an ongoing basis and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.  Contingent consideration of approximately $1.3 million related to the acquisition of certain entities was accrued for at December 31, 2009, and was paid in February 2010.  The remaining maximum potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $6.0 million.

Working Capital

Our working capital decreased slightly from approximately $320.8 million at December 31, 2009 to approximately $319.1 million at April 3, 2010, while our current ratio remained unchanged at 1.9:1 from December 31, 2009 to April 3, 2010.  The change in working capital is primarily the net result of changes in unrestricted cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses and taxes, net as described further below.

Refer to “Cash Flows”, “Contractual Obligations” and “Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents decreased from approximately $89.6 million at December 31, 2009 to approximately $77.6 million at April 3, 2010.  We have classified as restricted, in the accompanying unaudited condensed consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in our operations.  At April 3, 2010, approximately $5.7 million (of which approximately $2.4 million is included in long-term assets) of cash and cash equivalents were held primarily as collateral to fund certain benefit obligations relating to supplemental executive retirement plans.

Accounts receivable, less allowances, decreased approximately $1.6 million, or approximately 0.6%, between December 31, 2009 and April 3, 2010, while net sales increased approximately $1.6 million, or approximately 0.4%, in the first quarter of 2010 as compared to the fourth quarter of 2009.  The impact of changes in foreign currency exchange rates decreased accounts receivable at April 3, 2010 by approximately $0.6 million.  The remaining decrease is primarily the result of decreased sales in the HTP segment in the first quarter of 2010 as compared to the fourth quarter of 2009.  The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period.  Accounts receivable from customers related to foreign operations increased slightly by approximately $0.1 million, or approximately 0.2%, between December 31, 2009 and April 3, 2010.

Inventories increased approximately $11.8 million, or approximately 4.3%, between December 31, 2009 and April 3, 2010 primarily as a result of the anticipation of higher sales levels in the second quarter of 2010 as compared to the first quarter of 2010 within the R-HVAC, C-HVAC and HTP segments.  The change in inventories at April 3, 2010 is net of decreases related to the effect of changes in foreign currency exchange rates of approximately $0.3 million and non-cash amortization of fair value of approximately $9.7 million.

Accounts payable increased approximately $17.1 million, or 13.7%, between December 31, 2009 and April 3, 2010 primarily due to increases in the R-HVAC and C-HVAC segments related to increased inventory purchases due to higher sales levels in the first quarter of 2010 as compared to the fourth quarter of 2009, as well as an increase in the HTP segment related to increased purchasing in anticipation of higher sales levels in the second quarter of 2010.  The change in accounts payable at April 3, 2010 also reflects a decrease of approximately $1.3 million related to the effect of changes in foreign currency exchange rates.

Accrued expenses and taxes, net increased approximately $9.7 million, or approximately 5.5%, between December 31, 2009 and April 3, 2010 primarily as a result of an increase in accrued interest related to our 11% Notes due to the fact that at December 31, 2009 our 11% Notes had been outstanding for two weeks, partially offset by a decrease in accrued compensation, as well as contingent consideration payments of approximately $1.3 million which were accrued at December 31, 2009 and paid in February 2010.

Changes in certain working capital accounts, as noted above, between December 31, 2009 and April 3, 2010, differ from the changes reflected in our unaudited condensed consolidated statement of cash flows for such period as a result of the specific items mentioned in the four preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Debt Covenant Compliance

The agreements that govern the terms of our outstanding debt, including the indenture that governs the 11% Notes and the credit agreement that governs the New ABL Facility, contain covenants that restrict our ability and the ability of certain of our subsidiaries to, among other things:

•	consolidate, merge or sell assets;
•	pay dividends or make other restricted payments;
•	incur additional indebtedness;
•	make loans or investments;
•	incur certain liens;
•	enter into transactions with affiliates; and
•	agree to dividend payment restrictions affecting certain of our subsidiaries.

Additionally, pursuant to the terms of the New ABL Facility, we will be required to deposit cash from our material deposit accounts (including all concentration accounts) daily in collection accounts maintained with the administrative agent under the New ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit, if (i) excess availability (as defined in the New ABL Facility) falls below the greater of $40.0 million and 20% of the borrowing base or (ii) an event of default has occurred and is continuing.  In addition, under the New ABL Facility, if (i) excess availability falls below the greater of $40 million and 15% of the borrowing base or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.1 to 1.0.  The New ABL Facility also restricts our ability to prepay our other indebtedness, including the 11% Notes, make capital expenditures in excess of certain thresholds or designate any other indebtedness as senior debt.

In addition, the indenture that governs our 11% Notes contains certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries.  The indenture governing our 11% Notes also restricts our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the New ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0.  The FCCR is the ratio of the Adjusted Consolidated Cash Flow (“ACCF”, as described in greater detail below) to Fixed Charges (as defined by the 11% Notes) for such trailing four quarter period.  At April 3, 2010, under the 11% Notes, the FCCR was approximately 1.91 to 1.0.

A breach of the covenants under the indenture that governs our 11% Notes or the credit agreement that governs the New ABL Facility could result in an event of default under the applicable indebtedness.  Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies.  In addition, an event of default under the New ABL Facility would permit the lenders under the New ABL Facility to terminate all commitments to extend further credit under that facility.  Furthermore, if we were unable to repay the amounts due and payable under our New ABL Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness.  In the event our lenders or note holders accelerate the repayment of our borrowings, we cannot provide assurance that we and our subsidiaries would have sufficient assets to repay such indebtedness.

At April 3, 2010, we were in compliance with all covenants under the indenture that governs the 11% Notes and the credit agreement that governs the New ABL Facility.

Consolidated Cash Flow and Adjusted Consolidated Cash Flow

Consolidated Cash Flow (“CCF”) represents net earnings (loss) before interest, income taxes, depreciation, amortization and the effects of the emergence from bankruptcy, including the effects of fresh-start accounting.  The ACCF is defined as the CCF further adjusted to exclude certain cash and non-cash, non-recurring items.  CCF and ACCF are not defined terms under GAAP.  Neither CCF nor ACCF should be considered an alternative to operating income or net earning (loss) as a measure of operating results or an alternative to cash flow as a measure of liquidity.  There are material limitations associated with making the adjustments to our earnings to calculate CCF and ACCF and using these non-GAAP financial measures as compared to the most directly comparable GAAP financial measures. For instance, CCF and ACCF do not include:

•	interest expense, and, because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue;

•	depreciation and amortization expense, and, because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue;

•	income tax expense, and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate; or

•	certain cash and non-cash, non-recurring items, and, because such non-recurring items can, at times, affect our operating results, the exclusion of such items is a material limitation.

We present CCF because we consider it an important supplemental measure of our performance and believe it is frequently used by our investors and other interested parties, as well as by our management, in the evaluation of companies in our industry, many of which present CCF when reporting their results.  In addition, CCF provides additional information used by our management and Board of Directors to facilitate internal comparisons to historical operating performance of prior periods.  Further, management believes that CCF facilitates operating performance comparisons from period to period because it excludes potential differences caused by variations in capital structure (affecting interest expense), tax positions (such as the impact of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting depreciation expense).

We believe that the inclusion of supplementary adjustments to CCF applied in presenting ACCF are appropriate to provide additional information to investors about the performance of the business, and we are required to reconcile net earning (loss) to ACCF to demonstrate compliance with debt covenants.  While the determination of appropriate adjustments in the calculation of ACCF is subject to interpretation under the terms of the 11% Notes, management believes the adjustments described below are in accordance with the covenants in the 11% Notes.

The following table reconciles net earnings (loss) to CCF and ACCF for the trailing four quarters ending April 3, 2010 and April 4, 2009:

				Trailing Four Quarters Ending
	(1)	(2)	(3)	(1)+(2)-(3)
	Year Ended	First Quarter	First Quarter	Successor	Predecessor
	Dec. 31, 2009	of 2010	of 2009	April 3, 2010	April 4, 2009
	(Dollar amounts in millions)

Net earnings (loss)	$608.7	$(13.4)	$(32.7)	$628.0	$(809.3)
Provision (benefit) for income taxes	83.6	(6.0)	9.1	68.5	35.7
Gain on Reorganization Items, net	(1,035.9)	-	-	(1,035.9)	-
Loss from debt retirement	-	-	-	-	9.9
Interest expense	139.2	23.6	38.3	124.5	145.6
Investment income	(0.2)	-	(0.1)	(0.1)	(0.7)
Depreciation and amortization expense	63.9	30.7	15.5	79.1	66.7
Consolidated Cash Flow	$(140.7)	$34.9	$30.1	$(135.9)	$(552.1)
Pre-petition reorganization items (a)	22.5	-	-	22.5	-
Management fees (b)	1.0	-	0.5	0.5	2.0
Interest Income	0.2	-	0.1	0.1	0.7
Non-recurring cash charges (c)	1.4	-	0.3	1.1	3.0
Other non-recurring items (d)	0.9	2.0	-	2.9	4.5
Non-cash impairment charges (e)	285.2	-	-	285.2	713.5
Stock Option Expense	0.1	0.6	-	0.7	0.1
Net foreign exchange (gains) losses (f)	(0.7)	(0.8)	0.7	(2.2)	3.9
Restructuring (g)	4.6	0.3	1.0	3.9	9.0
Adjusted Consolidated Cash Flow	$174.5	$37.0	$32.7	$178.8	$184.6

(a)	Relates to pre-petition advisory and other fees related to the reorganization of our capital structure.

(b)	Relates to the management agreement between Nortek and Nortek Holdings, Inc. and an affiliate of Thomas H. Lee Partners, L.P. providing for certain financial and strategic advisory and consultancy services which was cancelled as part of the Chapter 11 proceedings.

(c)	Relates to miscellaneous non-recurring items and is limited to $3.0 million for any trailing four quarter period.

(d)	For the trailing four quarters ended April 3, 2010 includes (1) reserves of approximately $5.0 million related to one of our subsidiaries in our HTP segment, (2) a gain of approximately $3.9 million related to our revised estimate of a loss contingency related to an indemnification of a lease guarantee, (3) a reserve of approximately $1.6 million related to certain assets of our foreign subsidiaries, (4) approximately $1.5 million of expense related to early lease termination charges, (5) gains on the favorable settlement of certain litigation proceedings of approximately $0.7 million, and (6) a gain of approximately $0.6 million related to the gain on the sale of assets related to one of our foreign subsidiaries.

For the trailing four quarters ended April 4, 2009 includes an estimated loss contingency on our indemnification related to a lease guarantee of approximately $6.4 million, partially offset by a reduction in a social liability reserve related to one of our foreign subsidiaries of approximately $1.9 million.

(e)	Includes non-cash goodwill impairment charges as well as non-cash write-downs of certain of our foreign subsidiaries.

(f)	Non-cash foreign exchange (gains) losses related to intercompany debt not indefinitely invested in our subsidiaries.

(g)	Includes severance charges associated with reduction in workforce initiatives and charges related to the closure of certain of our facilities.

Under the New ABL Facility, if (i) excess availability falls below the greater of $40 million and 15% of the borrowing base, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.1 to 1.0.  At April 3, 2010, excess availability for purposes of compliance with a covenant trigger event under the New ABL Facility was approximately $143.2 million, which exceeded $40.0 million and 15% of the borrowing base.  Our FCCR under the New ABL Facility for the trailing four quarters ending April 3, 2010 was 1.55 to 1.0.  Similar to the 11% Notes, the FCCR under the New ABL Facility is the ratio of the ACCF to Fixed Charges; however, the ACCF under the New ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the New ABL Facility are further increased by mandatory principal payments during the period.  As a result, ACCF under the New ABL Facility at April 3, 2010 was approximately $147.1 million.

Risks and Uncertainties

In the fourth quarter of 2009, two of our subsidiaries in the HTP segment began shipping security products to a new customer under an agreement to manufacture and sell products with an expected net sales value of approximately $45.0 million in 2010.  The agreement includes payment terms which are extended beyond the subsidiaries’ normal payment terms and we have evaluated the credit worthiness of this customer and concluded that collectability is not reasonably assured.  Accordingly, we have deferred revenue recognition on approximately $12.2 million and $7.2 million of sales at April 3, 2010 and December 31, 2009, respectively.  We will recognize revenue related to this customer when cash is collected.  Inventories with a cost of approximately $9.2 million and $5.6 million at April 3, 2010 and December 31, 2009, respectively, have been recorded in other current assets in the accompanying unaudited condensed consolidated balance sheet.  In addition, at April 3, 2010, we have included in inventory approximately $10.9 million of products shipped to this customer subsequent to April 3, 2010 and expect to ship an additional $12.8 million of products during the second quarter of 2010.  We have little business and collection experience with this customer and there can be no assurances that we will be able to collect all or any amounts due from this customer or that we will be able to recover all or any of the inventories shipped to this customer.  We have recorded loss contingency reserves of approximately $5.0 million and $3.0 million as a reduction to other current assets as of April 3, 2010 and December 31, 2009, respectively.  Our expectation is that we will receive payment in full, net of applicable reserves, from this customer.

Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At April 3, 2010, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At April 3, 2010, approximately 91.2% of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates.  Based upon interest rates in effect at April 3, 2010, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense for the remaining nine months of 2010 of approximately $0.6 million.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the first quarter of 2010, the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to translation resulted in an increase in stockholders’ investment of approximately $0.8 million for the first quarter of 2010 and resulted in a decrease to stockholders’ investment of approximately $1.7 million for the first quarter of 2009.  We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including, the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at April 3, 2010 consist primarily of short-term borrowings by certain of our foreign subsidiaries.  We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At April 3, 2010, we did not have any significant outstanding foreign currency hedging contracts.

Forward-Looking Statements

This document contains forward-looking statements.  When used in this discussion and throughout this document, words, such as “intends”, “plans”, “estimates”, “believes”, “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on the Company’s current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.  Important factors that could cause actual future activities and operating results to differ include availability and cost of certain raw materials (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood, and aluminum) and purchased components, freight costs, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment levels, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, prices, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Readers are also urged to carefully review and consider the various disclosures made by the Company in this document, as well as the Company’s registration statement on Form 10 and periodic reports filed with the SEC.

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

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A “Risk Factors” in our registration statement on Form 10 filed with the SEC on April 15, 2010 and any pre-effective amendments to such registration statement.  There have been no material changes from the risk factors disclosed in such registration statement on Form 10.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter ended April 3, 2010, in connection with the 2009 Omnibus Incentive Plan, the Company granted 2,000 shares of restricted common stock and options to purchase 2,000 shares of common stock at an exercise price of $17.50 per share to a Company employee.  Such shares of restricted common stock vest in annual installments based upon the achievement of specified levels of Adjusted EBITDA, as defined in the applicable award agreement, for each of the Company’s 2010, 2011, 2012 and 2013 fiscal years, and such stock options vest at the rate of 20% on each anniversary of the grant date, beginning with the first anniversary of the grant date, with 100% vesting upon the fifth anniversary of the grant date, and, unless terminated earlier, expire on the tenth anniversary of the grant date.  The issuance of such restricted common stock and options to purchase common stock are exempt from Section 5 of the Securities Act pursuant to Rule 701 of the Securities Act.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding securities (including publicly issued debt or equity), in privately negotiated or open market transactions, by tender offer or otherwise.

Item 5.	Other Information

On March 30, 2010, the Company entered into a Joinder and Amendment Agreement with various banks to increase the maximum amount that may be borrowed under its New ABL Facility from $250.0 million to $300.0 million.  The Company voluntarily repaid $25.0 million of outstanding debt under the New ABL Facility, reducing its outstanding debt under the New ABL Facility from $90.0 million as of December 31, 2009 to $65.0 million as of April 3, 2010.  Subsequent to April 3, 2010, the Company further reduced its outstanding borrowings under the New ABL Facility by $5.0 million.  A copy of the Joinder and Amendment Agreement is filed as an exhibit to this quarterly report on Form 10-Q.

Item 6.              Exhibits

The items marked with an asterisk are filed herewith.

*	10.1	Joinder and Amendment Agreement dated March 30, 2010.

*	31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32
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

NORTEK, INC.

/s/ Almon C. Hall
Almon C. Hall
Authorized Officer, Vice President, Chief Financial
Officer and Chief Accounting Officer

May 18, 2010