Form 10-Q
period 2010-07-03
NORTEK INC
filed 2010-08-17
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
                    (Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes [_]No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_]No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [X]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [_]No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

The number of shares of Common Stock outstanding as of August 13, 2010 was 15,000,000.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions, except share data)

	Successor
	July 3,	December 31,
	2010	2009
Assets
Current Assets:
Unrestricted cash and cash equivalents	$41.0	$89.6
Restricted cash	0.8	1.3
Accounts receivable, less allowances
of $3.5 and $0, respectively	280.8	249.1
Inventories:
Raw materials	77.8	72.9
Work in process	25.0	25.6
Finished goods	167.7	174.7
	270.5	273.2

Prepaid expenses	14.9	18.0
Other current assets	30.0	13.5
Prepaid income taxes	26.9	25.4
Total current assets	664.9	670.1

Property and Equipment, at Cost:
Land	16.2	18.5
Buildings and improvements	66.4	72.8
Machinery and equipment	161.6	155.8
	244.2	247.1
Less accumulated depreciation	20.2	2.2
Total property and equipment, net	224.0	244.9

Other Assets:
Goodwill	154.8	154.8
Intangible assets, less accumulated amortization
of $21.9 and $1.5, respectively	516.5	536.6
Deferred debt expense	4.2	4.1
Restricted investments and marketable securities	2.4	2.4
Other assets	6.8	6.0
	684.7	703.9
Total Assets	$1,573.6	$1,618.9

Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term obligations	$11.7	$13.4
Current maturities of long-term debt	30.3	32.4
Long-term debt (Note F)	2.2	4.1
Accounts payable	154.3	124.5
Accrued expenses and taxes, net	176.1	174.9
Total current liabilities	374.6	349.3

Other Liabilities:
Deferred income taxes	94.4	112.6
Other	158.5	151.5
	252.9	264.1

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	789.8	835.4

Commitments and Contingencies (Note G)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares;
none issued and outstanding at July 3, 2010 and December 31, 2009	---	---
Common stock, $0.01 par value, 90,000,000 authorized shares;
15,000,000 shares issued and outstanding at July 3, 2010
and December 31, 2009	0.1	0.1
Additional paid-in capital	173.1	171.9
Accumulated deficit	(16.5)	(3.4)
Accumulated other comprehensive (loss) income	(0.4)	1.5
Total stockholders' investment	156.3	170.1
Total Liabilities and Stockholders' Investment	$1,573.6	$1,618.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the second quarter ended
	July 3, 2010	July 4, 2009
	(Successor)	(Predecessor)
	(Dollar amounts in millions,
	except shares and per share data)

Net Sales	$509.0	$487.8

Costs and Expenses:
Cost of products sold	370.2	351.7
Selling, general and administrative expense, net	101.6	95.8
Goodwill impairment charge	-	250.0
Amortization of intangible assets	10.1	6.0
	481.9	703.5
Operating earnings (loss)	27.1	(215.7)
Interest expense	(23.4)	(37.7)
Investment income	-	0.1
Earnings (loss) before provision (benefit) for income taxes	3.7	(253.3)
Provision (benefit) for income taxes	3.4	(7.9)
Net earnings (loss)	$0.3	$(245.4)

Basic earnings (loss) per share	$0.02	$(81,800.00)

Diluted earnings (loss) per share	$0.02	$(81,800.00)

Weighted Average Common Shares:
Basic	15,000,000	3,000
Diluted	15,280,631	3,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the first six months ended
	July 3, 2010	July 4, 2009
	(Successor)	(Predecessor)
	(Dollar amounts in millions,
	except shares and per share data)

Net Sales	$939.9	$926.8

Costs and Expenses:
Cost of products sold	690.1	669.2
Selling, general and administrative expense, net	197.9	196.8
Goodwill impairment charge	-	250.0
Amortization of intangible assets	20.6	11.9
	908.6	1,127.9
Operating earnings (loss)	31.3	(201.1)
Interest expense	(47.0)	(76.0)
Investment income	-	0.2
Loss before (benefit) provision for income taxes	(15.7)	(276.9)
(Benefit) provision for income taxes	(2.6)	1.2
Net loss	$(13.1)	$(278.1)

Basic loss per share	$(0.87)	$(92,700.00)

Diluted loss per share	$(0.87)	$(92,700.00)

Weighted Average Common Shares:
Basic	15,000,000	3,000
Diluted	15,000,000	3,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first six months ended
	July 3, 2010	July 4, 2009
	(Successor)	(Predecessor)
	(Dollar amounts in millions)
Cash flows from operating activities:
Net loss	$(13.1)	$(278.1)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Non-cash goodwill impairment charge	-	250.0
Depreciation and amortization expense	53.5	31.6
Non-cash interest expense, net	1.0	5.0
Non-cash share-based compensation expense	1.2	0.1
Gain on sale of property and equipment	(0.2)	(0.3)
Deferred federal income tax benefit	(16.0)	(4.1)
Changes in certain assets and liabilities, net of
effects from acquisitions and dispositions:
Accounts receivable, net	(35.5)	(2.4)
Inventories	(11.2)	33.3
Prepaids and other current assets	(15.5)	(2.1)
Accounts payable	33.2	(12.4)
Accrued expenses and taxes	10.5	(11.1)
Long-term assets, liabilities and other, net	1.7	(2.8)
Total adjustments to net loss	22.7	284.8
Net cash provided by operating activities	9.6	6.7
Cash flows from investing activities:
Capital expenditures	(8.3)	(6.4)
Net cash paid for businesses acquired	(1.3)	(14.1)
Proceeds from the sale of property and equipment	0.5	1.9
Change in restricted cash and marketable securities	0.5	(0.1)
Other, net	0.1	(2.5)
Net cash used in investing activities	(8.5)	(21.2)
Cash flows from financing activities:
Increase in borrowings	40.3	22.0
Payment of borrowings	(89.4)	(17.7)
Other, net	(0.6)	-
Net cash (used in) provided by financing activities	(49.7)	4.3
Net change in unrestricted cash and cash equivalents	(48.6)	(10.2)
Unrestricted cash and cash equivalents at the beginning of the period	89.6	182.2
Unrestricted cash and cash equivalents at the end of the period	$41.0	$172.0

Supplemental disclosure of cash flow information:

Interest paid	$42.4	$72.8

Income taxes paid, net	$8.6	$10.1

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 3, 2010 AND JULY 4, 2009

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

The Company operates on a calendar year and for its interim periods operates on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday.  The Company’s fiscal year always begins on January 1 and ends on December 31.  As a result, the Company’s first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days.  The second quarters ended July 3, 2010 (“second quarter of 2010”) and July 4, 2009 (“second quarter of 2009”) each include 91 days.  The first six months ended July 3, 2010 (“first half of 2010”) and July 4, 2009 (“first half of 2009”) include 184 days and 185 days, respectively.

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

The accompanying Successor and Predecessor unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of Nortek and all of its wholly-owned subsidiaries after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented.  Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented herein not misleading.  Operating results for the second quarter and first six months ended July 3, 2010 are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2010.  Certain amounts in the prior year’s unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.  The Company has evaluated subsequent events for potential recognition or disclosure through the date the financial statements were issued, August 17, 2010.

It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s amended registration statement on Form 10 dated May 24, 2010 and its periodic reports filed with the Securities and Exchange Commission (“SEC”).

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 which establishes additional disclosure requirements for fair value measurements. According to the guidance, the fair value hierarchy disclosures are to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy will be required to be disclosed. These additional requirements are effective January 1, 2010 for quarterly and annual reporting. These amendments did not have an impact on the Company’s results of operations or financial condition as this guidance relates only to additional disclosures (see Note H, “Fair Value”). In addition, the guidance requires more detailed disclosures of the changes in Level 3 instruments. These changes will be effective January 1, 2011 and are not expected to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13 which amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence, vendor objective evidence or third-party evidence is unavailable.  This guidance is effective for transactions entered into after January 1, 2011. The Company expects to adopt this guidance on January 1, 2011 and does not expect it to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14 which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance must be adopted in the same period that a company adopts ASU No. 2009-13 described in the preceding paragraph. Therefore, the Company expects to adopt this guidance on January 1, 2011 and does not expect it to have a material impact on the Company’s consolidated financial statements.

(B)	Comprehensive Loss

Comprehensive loss includes net earnings (loss), as well as unrealized gains and losses from currency translation and pension liability adjustments, net of tax.  Comprehensive loss for the second quarter and first half of 2010 and 2009 is as follows:

	For the second quarter of		For the first half of
	2010	2009	2010	2009
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	(Dollar amounts in millions)

Net earnings (loss)	$0.3	$(245.4)	$(13.1)	$(278.1)
Other comprehensive income (loss):
Currency translation adjustment	(2.9)	5.5	(2.1)	3.8
Pension liability adjustment	(0.1)	(1.1)	0.2	(1.0)
Comprehensive loss	$(2.7)	$(241.0)	$(15.0)	$(275.3)

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

The reconciliation between basic and diluted earnings (loss) per share for the second quarter and first half of 2010 is as follows:

	For the second quarter of		For the first half of
	2010	2009	2010	2009
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	(Dollar amounts in millions, except shares and per share data)

Net earnings (loss)	$0.3	$(245.4)	$(13.1)	$(278.1)

Weighted average common shares outstanding	15,000,000	3,000	15,000,000	3,000
Dilutive effect of stock options	280,631	---	---	---
Dilutive shares outstanding	15,280,631	3,000	15,000,000	3,000

Basic earnings (loss) per share	$0.02	$(81,800.00)	$(0.87)	$(92,700.00)

Diluted earnings (loss) per share	$0.02	$(81,800.00)	$(0.87)	$(92,700.00)

The effect of certain potential common share equivalents, including warrants, unvested restricted stock and stock options were excluded from the computation of diluted shares outstanding for the second quarter and first half of 2010, as inclusion would have been anti-dilutive.  A summary of these common share equivalents excluded from the second quarter and first half of 2010 is as follows:

	2nd Quarter	1st Half
	of 2010	of 2010
Warrants	789,474	789,474
Restricted stock	706,481	706,481
Stock options	---	766,481
Total	1,495,955	2,262,436

There were no potential common share equivalents outstanding during the second quarter and first half of 2009.

Earnings (loss) per share for the second quarter and first half of 2010 is not comparable to the same periods of 2009, as all Predecessor common stock was extinguished as part of the Company’s reorganization.

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

The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs.  Intersegment net sales and intersegment eliminations are not material for any of the periods presented.  The financial statement impact of all fresh-start accounting and purchase accounting adjustments, including amortization of fair value allocated to inventory, property and equipment depreciation, intangible assets amortization and goodwill, are reflected in the applicable operating segment, which are the Company’s reporting units.

Unaudited net sales, operating earnings (loss) and earnings (loss) before provision (benefit) for income taxes for the Company’s reporting segments for the second quarter of 2010 and 2009 were as follows:

	For the second quarter of
	2010	2009
	(Successor)	(Predecessor)
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$154.1	$139.4
Home technology products	115.5	99.9
Residential HVAC products	145.4	137.5
Commercial HVAC products	94.0	111.0
Consolidated net sales	$509.0	$487.8

Operating earnings (loss):
Residential ventilation products (1)	$14.5	$11.9
Home technology products (2)	3.9	(247.1)
Residential HVAC products (3)	13.0	10.6
Commercial HVAC products	2.5	13.7
Subtotal	33.9	(210.9)
Unallocated, net	(6.8)	(4.8)
Consolidated operating earnings (loss)	27.1	(215.7)
Interest expense	(23.4)	(37.7)
Investment income	---	0.1
Earnings (loss) before provision (benefit) for income taxes	$3.7	$(253.3)

(1)   Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.1 million and $0.3 million for the second quarter of 2010 and 2009, respectively.

  (2)   Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $2.1 million for the second quarter of 2010.  For the second quarter of 2009, includes an estimated non-cash goodwill impairment charge of approximately $250.0 million.

(3)   Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.1 million and $0.2 million for the second quarter of 2010 and 2009, respectively.

Unaudited net sales, operating earnings (loss) and loss before (benefit) provision for income taxes for the Company’s reporting segments for the first half of 2010 and 2009 were as follows:

	For the first half of
	2010	2009
	(Successor)	(Predecessor)
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$307.1	$289.3
Home technology products	209.7	198.3
Residential HVAC products	242.3	219.9
Commercial HVAC products	180.8	219.3
Consolidated net sales	$939.9	$926.8

Operating earnings (loss):
Residential ventilation products (1)	$29.8	$20.9
Home technology products (2)	(3.5)	(246.0)
Residential HVAC products (3)	14.2	5.3
Commercial HVAC products (4)	4.6	29.9
Subtotal	45.1	(189.9)
Unallocated, net	(13.8)	(11.2)
Consolidated operating earnings (loss)	31.3	(201.1)
Interest expense	(47.0)	(76.0)
Investment income	-	0.2
Loss before (benefit) provision for income taxes	$(15.7)	$(276.9)

(1)   Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $1.4 million and $0.3 million for the first half of 2010 and 2009, respectively.

         (2)   Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $9.1 million and reserves of approximately $2.0 million (see Note G, “Commitments and Contingencies”) provided in the first quarter of 2010.  For the first half of 2009, includes an estimated non-cash goodwill impairment charge of approximately $250.0 million.

(3)   Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.8 million and $0.2 million for the first half of 2010 and 2009, respectively.

(4) Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.7 million for the first half of 2010.

(E)	Income Taxes

The Company provided for income taxes on an interim basis based upon the estimated annual effective tax rate for 2010 and 2009.  The following reconciles the federal statutory income tax rate to the effective tax rate of approximately 16.6% and (0.4)% for the first half of 2010 and 2009, respectively:

	For the first half of
	2010	2009
	(Successor)	(Predecessor)
Income tax at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
Increase in valuation allowance related to deferred tax assets	(20.6)	(5.2)
Goodwill impairment	---	(29.3)
(Increase) decrease in FIN 48 reserves, including interest	(1.6)	0.4
State income tax benefit (provision), net of federal income tax effect	2.0	(1.1)
Tax effect resulting from foreign activities	1.8	(0.2)
Non-deductible expenses	0.2	(0.2)
Other, net	(0.2)	0.2
Income tax at effective rate	16.6%	(0.4)%

The increase in valuation allowance relates to losses of certain foreign subsidiaries.  The Company has determined that based on the history of losses at these subsidiaries, a valuation allowance is required for these loss carry-forwards since it is more likely than not that these loss carry-forwards will not be realized.

As of January 1, 2010, the Company had a liability of approximately $22.0 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  As a result of additional provisions to the reserve during the first half of 2010, the liability for uncertain tax positions at July 3, 2010 was approximately $22.9 million.  The corresponding amount of gross uncertain tax benefits was approximately $23.7 million and $22.9 million at July 3, 2010 and December 31, 2009, respectively.

As of July 3, 2010, the Company has approximately $4.2 million in unrecognized benefits relating to various state tax issues, for which the statute of limitations is expected to expire in 2010.

As of January 1, 2010, the Company had accrued liabilities of approximately $3.8 million for interest related to uncertain tax positions.  As of July 3, 2010, the total amount of accrued interest related to uncertain tax positions was approximately $4.2 million.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

On July 27, 2010, the Company reached a settlement related to an income tax and VAT audit related to one of its foreign subsidiaries.  The total amount that the Company will pay in connection with this settlement is approximately $1.7 million.  The Company has previously established reserves for these uncertain tax positions totaling approximately $2.3 million, including interest.  The settlement will be recorded in the third quarter of 2010.

(F)	Notes, Mortgage Notes and Obligations Payable

At July 3, 2010 and December 31, 2009, the Company’s Best subsidiary was not in compliance with certain maintenance covenants with respect to certain loan agreements and as a result, the Company classified approximately $2.2 million and $4.1 million of outstanding borrowings under such agreements as a current liability on its unaudited condensed consolidated balance sheet at July 3, 2010 and December 31, 2009, respectively.  The Company’s Best subsidiary has obtained letters from its lenders, which indicated that the lenders are not going to take any action related to the covenant noncompliance at this time.  The next measurement date for the maintenance covenant is for the year ended December 31, 2010 and the Company believes it is probable that Best will not be in compliance with such covenants when their assessment of the required calculation is completed in the first quarter of 2011.  No assurances can be given that Best will be successful in obtaining further waivers and accordingly, the Company could be required to repay these outstanding borrowings if non-compliance is not cured or waived, as the case may be.

The indenture governing the Company’s 11% Senior Secured Notes due 2013 (the “11% Notes”) and the credit agreement for the Company’s $300.0 million asset-based revolving credit facility (the “New ABL Facility”) contain certain restrictive financial and operating covenants, including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indenture and credit agreement).  As of July 3, 2010, the Company did not have the capacity to make certain payments, including dividends, under the New ABL Facility.  Subsequent to July 3, 2010, the Company voluntarily repaid $25.0 million of outstanding borrowings under the New ABL Facility and accordingly has classified such amount as current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet.

(G)	Commitments and Contingencies

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications of approximately $8.5 million at July 3, 2010, of which approximately $5.2 million are recorded in accrued expenses and approximately $3.3 million are recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet.  At July 3, 2010, the estimated undiscounted future payments related to these indemnifications are expected to be approximately $9.2 million.  At December 31, 2009, the Company had recorded liabilities in relation to these indemnifications of approximately $9.2 million, of which approximately $4.6 million was recorded in accrued expenses and approximately $4.6 million was recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet.

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

Changes in the Company’s combined short-term and long-term warranty accruals during the second quarter of 2010 and 2009 are as follows:

	For the second quarter of
	2010	2009
	(Successor)	(Predecessor)
	(Dollar amounts in millions)

Balance, beginning of the period	$55.2	$51.8
Warranties provided during the period	7.4	7.3
Settlements made during the period	(5.6)	(6.9)
Changes in liability estimate, including expirations	---	1.2
Balance, end of the period	$57.0	$53.4

Changes in the Company’s combined short-term and long-term warranty accruals during the first half of 2010 and 2009 are as follows:

	For the first half of
	2010	2009
	(Successor)	(Predecessor)
	(Dollar amounts in millions)

Balance, beginning of the period	$54.3	$51.5
Warranties provided during the period	12.8	14.4
Settlements made during the period	(10.6)	(13.3)
Changes in liability estimate, including expirations	0.5	0.8
Balance, end of the period	$57.0	$53.4

In the fourth quarter of 2009, two of the Company’s subsidiaries in the HTP segment began shipping security products to a new customer under an agreement to manufacture and sell products with an expected net sales value of approximately $52.3 million in 2010.  The agreement includes payment terms which are extended beyond the subsidiaries’ normal payment terms and the Company has evaluated the credit worthiness of this customer and concluded that collectability is not reasonably assured.  Accordingly, the Company has deferred revenue recognition on approximately $34.1 million and $7.2 million of sales at July 3, 2010 and December 31, 2009, respectively.  The Company will recognize revenue related to this customer when cash is collected.  Cash received in the second quarter of 2010 totaled approximately $11.4 million and was recorded as net sales in the second quarter of 2010.  From July 4, 2010 to August 17, 2010, additional payments totaling approximately $16.3 million have been received from this customer which relate to revenue deferred at July 3, 2010.  Product with a cost of approximately $24.9 million and $5.6 million at July 3, 2010 and December 31, 2009, respectively, has been shipped to this customer and is recorded in other current assets in the accompanying unaudited condensed consolidated balance sheet.  In addition, at July 3, 2010, the Company has included in inventory approximately $2.2 million of products related to this customer and subsequent to July 3, 2010 the Company expects to ship an additional approximate $5.5 million of products during the second half of 2010.  As the Company has limited business and collection experience with this customer, there can be no assurances that the Company will be able to collect any amounts due from this customer beyond the amounts discussed above or that the Company will be able to recover all or any of the inventories shipped to this customer in the event outstanding amounts are not collected.  The Company has recorded loss contingency reserves of approximately $5.0 million, $5.0 million and $3.0 million as a reduction to other current assets as of July 3, 2010, April 3, 2010 and December 31, 2009, respectively.  The Company currently expects that it will receive payment in full, net of applicable reserves, from this customer.

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

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820, Fair Value Measurements and Disclosures. The levels of the fair value hierarchy are described below:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets and liabilities that the Company has the ability to access at the measurement date.
•
Level 2 inputs utilize inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable inputs for the asset or liability, allowing for situations where there is little, if any, market activity for the asset or liability.

Measured on a Recurring Basis

Restricted Investments and Marketable Securities (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at July 3, 2010 or December 31, 2009.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of July 3, 2010 and December 31, 2009 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value because of their short-term nature.

Long-Term Debt -- At July 3, 2010 and December 31, 2009, the fair value of the Company’s long-term indebtedness was approximately equal to the amount on the accompanying unaudited condensed consolidated balance sheet.  The fair values of the Company’s long-term obligations are determined using available market quotes.

(I)	Pension, Profit Sharing & Other Post-Retirement Benefits

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $0.9 million and $2.1 million for the second quarter of 2010 and 2009, respectively, and aggregated approximately $1.9 million and $3.3 million for the first half of 2010 and 2009, respectively.

The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans.  At July 3, 2010, the Company estimated that approximately $4.3 million would be contributed to the Company’s defined benefit pension plans in 2010, of which approximately $1.8 million was contributed through the first half of 2010.

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the second quarter of 2010 and 2009 consists of the following components:

	For the second quarter of
	2010	2009
	(Successor)	(Predecessor)
	(Dollar amounts in millions)

Service cost	$0.1	$0.2
Interest cost	2.2	2.3
Expected return on plan assets	(2.1)	(1.9)
Recognized actuarial loss	---	0.1
Net periodic benefit cost	$0.2	$0.7

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the first half of 2010 and 2009 consists of the following components:

	For the first half of
	2010	2009
	(Successor)	(Predecessor)
	(Dollar amounts in millions)

Service cost	$0.2	$0.3
Interest cost	4.4	4.6
Expected return on plan assets	(4.2)	(3.7)
Recognized actuarial loss	---	0.3
Net periodic benefit cost	$0.4	$1.5

The Company’s unaudited net periodic benefit cost, consisting solely of interest costs, for its Post-Retirement Health Benefit Plan for the second quarter of 2010 and 2009 was approximately $0.1 million each, respectively.  The Company’s unaudited net periodic benefit cost for the first half of 2010 was approximately $0.2 million and consisted solely of interest.  The Company’s unaudited net periodic benefit cost for the first half of 2009 was approximately $0.1 million and consisted of approximately $0.2 million of interest costs, offset by approximately $0.1 million of amortization of prior service costs.

(J)	Subsequent Events

On July 6, 2010, the Company, through its wholly-owned subsidiary, Linear LLC acquired all of the issued and outstanding membership interests of Skycam, LLC (“Luxor”) for approximately $9.1 million (utilizing approximately $7.9 million of cash and an unsecured 4% subordinated note in the amount of $1.2 million due January 2012).  Luxor is an online retailer and distributor of security cameras and digital video recorders.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 4, 2009

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

Basis of Presentation

We operate on a calendar year and for interim periods operate on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday.  Our fiscal year always begins on January 1 and ends on December 31.  As a result, our first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days.  The second quarters ended July 3, 2010 (“second quarter of 2010”) and July 4, 2009 (“second quarter of 2009”) each include 91 days.  The first six months ended July 3, 2010 (“first half of 2010”) and July 4, 2009 (“first half of 2009”) include 184 days and 185 days, respectively.

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

Accordingly, our consolidated financial statements subsequent to emergence from Chapter 11 are not comparable to our consolidated financial statements prior to emergence from Chapter 11.  References to the “Successor” refer to periods subsequent to December 20, 2009 and references to the “Predecessor” refer to periods prior to December 19, 2009.  Operating results for the second quarter and first six months ended July 3, 2010 are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2010.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Nortek, Inc., our operations and our present business environment.  MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes thereto contained herein.  The “- Results of Operations” and “- Liquidity and Capital Resources” sections which follow contain various tables that are intended to assist the reader in comparing current results with the prior period.  Unless the context requires otherwise, the terms “Nortek,” “Company,” “we” and “our” in this MD&A refer to Nortek, Inc. and its wholly-owned subsidiaries.

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

The severe impact of the worldwide crisis in the credit and financial markets in 2009, the instability in the troubled mortgage market, the level of unemployment and the decline in home values have had a negative impact on residential and non-residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures.  These factors had an adverse effect on our operating results for 2009 and have continued through the first half of 2010.

Changes in key industry activity levels affecting our businesses in the United States for the second quarter and first half of 2010, the fourth quarter of 2009 and the full year of 2009 as compared to the same periods of 2009 and 2008, respectively, were as follows:

		% Increase (Decrease)
	Source	2nd Quarter	1st Half	4th Quarter	Full Year
	of Data	2010	2010	2009	2009
Private residential construction spending	1	11%	4%	(20)%	(30)%
Total housing starts	1	12%	14%	(20)%	(39)%
New home sales	1	(6)%	(2)%	(2)%	(23)%
Existing home sales	2	17%	15%	26%	5%
Residential improvement spending	1	16%	15%	(1)%	(7)%
Central air conditioning and heat pump shipments	3	6%	6%	15%	(12)%
Private non-residential construction spending	1	(25)%	(26)%	(23)%	(15)%
Manufactured housing shipments	1	16%	8%	(27)%	(39)%
Residential fixed investment spending	4	5%	(1)%	(13)%	(21)%

  Source of data:

(1)	U.S. Census Bureau
(2)	National Association of Realtors
(3)	Air Conditioning and Refrigeration Institute
(4)	U.S. Bureau of Economic Analysis

In addition, according to the Canada Mortgage and Housing Corporation, Canadian housing starts increased approximately 54% and 52% in the second quarter and first half of 2010, respectively, as compared to the second quarter and first half of 2009, and decreased approximately 1% and 29% in the fourth quarter and full year of 2009 as compared to the same periods of 2008.

The demand for certain of our products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during winter months usually reduces the level of building and remodeling activity in both home improvement and new construction markets, thereby reducing our sales levels during the first and fourth quarters.

We are subject to the effects of changing prices and the impact of inflation which could have a significant adverse effect on our results of operations for the periods presented.  In some circumstances, market conditions or customer expectations may prevent us from increasing the prices of our products to offset inflationary or other pricing pressures.  During the second quarter and first half of 2010, we experienced higher material costs as a percentage of net sales as compared to the same periods of 2009 related primarily to changes in product mix, as well as from higher prices related to the purchases of copper, aluminum and steel.  The change in material costs as a percentage of net sales also reflects the effect of changes in sales prices, as well as the effect of changes in productivity levels.  In the second half of 2009, the price of certain commodities began to increase over price levels experienced in the first half of 2009, and continued to increase in the first half of 2010 as compared to the fourth quarter of 2009.  Additionally, during the second quarter and first half of 2010, we experienced increased freight costs due to increased fuel surcharges as compared to the same periods of 2009, along with increased costs due to increased sales volume.  Continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases, tend to help to mitigate fluctuations in these costs.

Outlook

We expect the challenging overall market conditions that affect our business to continue in the second half of 2010.  The weak economy and credit markets are expected to continue to impact the level of residential and non-residential new construction, as well as consumer confidence and the related spending on home remodeling and repairs.  In the second half of 2009 and first half of 2010, we believe certain governmental incentives, some of which extended into 2010, and policies resulted in higher sales levels of existing homes and new housing starts, which in turn resulted in increased sales volume for certain of our products.  There can be no assurance that the resulting increased levels of housing activity will continue and as a result we may experience further declines in sales until such time as unemployment rates significantly decline and consumer confidence improves.

We are looking at our business with a long-term view and a continued focus on our low-cost country sourcing strategy and cost reduction initiatives.  Balance sheet management is an extremely important priority for all of our businesses so they can maximize cash flow from operating activities.  During this challenging environment, we believe we will continue to fund necessary capital investments that will improve our business operations.

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

Further detail regarding our other critical accounting policies can be found in the consolidated financial statements and the notes included in our amended registration statement on Form 10 as filed with the Securities and Exchange Commission on May 24, 2010.

Results of Operations

The following table presents the financial information for our reporting segments for the second quarter of 2010 and 2009:

	For the second quarter of
	2010	2009		Net Change
	(Successor)	(Predecessor)		$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$154.1	$139.4		$14.7	10.5%
Home technology products	115.5	99.9		15.6	15.6
Residential HVAC products	145.4	137.5		7.9	5.7
Commercial HVAC products	94.0	111.0		(17.0)	(15.3)
Consolidated net sales	$509.0	$487.8		$21.2	4.3%
Operating earnings (loss):
Residential ventilation products	$14.5	$11.9		$2.6	21.8%
Home technology products (1)	3.9	(247.1)		251.0	*
Residential HVAC products	13.0	10.6		2.4	22.6
Commercial HVAC products	2.5	13.7		(11.2)	(81.8)
Subtotal	33.9	(210.9)		244.8	*
Unallocated, net	(6.8)	(4.8)		(2.0)	(41.7)
Consolidated operating earnings (loss)	$27.1	$(215.7)		$242.8	* %
Depreciation and amortization expense:
Residential ventilation products (2)	$8.4	$5.8		$2.6	44.8%
Home technology products (3)	5.6	4.4		1.2	27.3
Residential HVAC products (4)	4.0	3.1		0.9	29.0
Commercial HVAC products	4.8	2.6		2.2	84.6
Unallocated	-	0.2		(0.2)	(100.0)
Consolidated depreciation and amortization expense	$22.8	$16.1		$6.7	41.6%
Operating earnings (loss) margin:
Residential ventilation products	9.4%	8.5%
Home technology products (1)	3.4	*
Residential HVAC products	8.9	7.7
Commercial HVAC products	2.7	12.3
Consolidated	5.3%	(44.2	) %
Depreciation and amortization expense as a % of net sales:
Residential ventilation products (2)	5.5%	4.2%
Home technology products (3)	4.8	4.4
Residential HVAC products (4)	2.8	2.3
Commercial HVAC products	5.1	2.3
Consolidated	4.5%	3.3%

*	not meaningful or not applicable

(1)	For the second quarter of 2009, includes an estimated non-cash goodwill impairment charge of approximately $250.0 million.

(2)  Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.1 million and $0.3 million for the second quarter of 2010 and 2009, respectively.

(3)	Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $2.1 million for the second quarter of 2010.

(4)
Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.1 million and $0.2 million for the second quarter of 2010 and 2009, respectively.

The following table presents the financial information for our reporting segments for the first half of 2010 and 2009:

	For the first half of
	2010	2009		Net Change
	(Successor)	(Predecessor)		$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$307.1	$289.3		$17.8	6.2%
Home technology products	209.7	198.3		11.4	5.7
Residential HVAC products	242.3	219.9		22.4	10.2
Commercial HVAC products	180.8	219.3		(38.5)	(17.6)
Consolidated net sales	$939.9	$926.8		$13.1	1.4%
Operating earnings (loss):
Residential ventilation products	$29.8	$20.9		$8.9	42.6%
Home technology products (1)	(3.5)	(246.0)		242.5	98.6
Residential HVAC products	14.2	5.3		8.9	*
Commercial HVAC products	4.6	29.9		(25.3)	(84.6)
Subtotal	45.1	(189.9)		235.0	*
Unallocated, net	(13.8)	(11.2)		(2.6)	(23.2)
Consolidated operating earnings (loss)	$31.3	$(201.1)		$232.4	* %
Depreciation and amortization expense:
Residential ventilation products (2)	$18.3	$10.9		$7.4	67.9%
Home technology products (3)	16.1	8.8		7.3	83.0
Residential HVAC products (4)	8.6	6.1		2.5	41.0
Commercial HVAC products (5)	10.4	5.5		4.9	89.1
Unallocated	0.1	0.3		(0.2)	(66.7)
Consolidated depreciation and amortization expense	$53.5	$31.6		$21.9	69.3%
Operating earnings (loss) margin:
Residential ventilation products	9.7%	7.2%
Home technology products (1)	(1.7)	*
Residential HVAC products	5.9	2.4
Commercial HVAC products	2.5	13.6
Consolidated	3.3%	(21.7	) %
Depreciation and amortization expense as a % of net sales:
Residential ventilation products (2)	6.0%	3.8%
Home technology products (3)	7.7	4.4
Residential HVAC products (4)	3.5	2.8
Commercial HVAC products (5)	5.8	2.5
Consolidated	5.7%	3.4%

*	not meaningful or not applicable

(1)
Includes reserves of approximately $2.0 million provided in the first quarter of 2010 (see “- Risks and Uncertainties”) and includes an estimated non-cash goodwill impairment charge of approximately $250.0 million for the first half of 2009.

(2)
Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $1.4 million and $0.3 million for the first half of 2010 and 2009, respectively.

(3)	Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $9.1 million for the first half of 2010.

(4)
Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.8 million and $0.2 million for the first half of 2010 and 2009, respectively.

(5)	Includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.7 million for the first half of 2010.

The following table presents our financial information for the second quarter of 2010 and 2009.  The results of operations for the second quarter of 2010 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

	For the second quarter of		Net Change
	2010	2009	in Earnings
	(Successor)	(Predecessor)	$	%
	(Dollar amounts in millions)

Net sales	$509.0	$487.8	$21.2	4.3%
Cost of products sold	370.2	351.7	(18.5)	(5.3)
Selling, general and administrative expense, net	101.6	95.8	(5.8)	(6.1)
Goodwill impairment charge	---	250.0	250.0	100.0
Amortization of intangible assets	10.1	6.0	(4.1)	(68.3)
Operating earnings (loss)	27.1	(215.7)	242.8	*
Interest expense	(23.4)	(37.7)	14.3	37.9
Investment income	---	0.1	(0.1)	(100.0)
Earnings (loss) before provision (benefit) for income taxes	3.7	(253.3)	257.0	*
Provision (benefit) for income taxes	3.4	(7.9)	(11.3)	*
Net earnings (loss)	$0.3	$(245.4)	$245.7	* %

	Percentage of net sales for
	the second quarter of
	2010	2009		Net Change
	(Successor)	(Predecessor)		in Percentage

Net sales	100.0%	100.0%		---%
Cost of products sold	72.7	72.1		(0.6)
Selling, general and administrative expense, net	20.0	19.6		(0.4)
Goodwill impairment charge	-	51.3		51.3
Amortization of intangible assets	2.0	1.2		(0.8)
Operating earnings (loss)	5.3	(44.2)		49.5
Interest expense	(4.6)	(7.7)		3.1
Earnings (loss) before provision (benefit) for income taxes	0.7	(51.9)		52.6
Provision (benefit) for income taxes	0.6	(1.6)		(2.2)
Net earnings (loss)	0.1%	(50.3	) %	50.4%

*	not meaningful or not applicable

The following table presents our financial information for the first half of 2010 and 2009.  The results of operations for the first half of 2010 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

	For the first half of		Net Change
	2010	2009	in Earnings
	(Successor)	(Predecessor)	$	%
	(Dollar amounts in millions)

Net sales	$939.9	$926.8	$13.1	1.4%
Cost of products sold	690.1	669.2	(20.9)	(3.1)
Selling, general and administrative expense, net	197.9	196.8	(1.1)	(0.6)
Goodwill impairment charge	-	250.0	250.0	100.0
Amortization of intangible assets	20.6	11.9	(8.7)	(73.1)
Operating earnings (loss)	31.3	(201.1)	232.4	*
Interest expense	(47.0)	(76.0)	29.0	38.2
Investment income	-	0.2	(0.2)	(100.0)
Loss before (benefit) provision for income taxes	(15.7)	(276.9)	261.2	94.3
(Benefit) provision for income taxes	(2.6)	1.2	3.8	*
Net loss	$(13.1)	$(278.1)	$265.0	95.3%

	Percentage of net sales for
	the first half of
	2010		2009		Net Change
	(Successor)		(Predecessor)		in Percentage

Net sales	100.0%		100.0%		---%
Cost of products sold	73.4		72.2		(1.2)
Selling, general and administrative expense, net	21.1		21.2		0.1
Goodwill impairment charge	-		27.0		27.0
Amortization of intangible assets	2.2		1.3		(0.9)
Operating earnings (loss)	3.3		(21.7)		25.0
Interest expense	(5.0)		(8.2)		3.2
Loss before (benefit) provision for income taxes	(1.7)		(29.9)		28.2
(Benefit) provision for income taxes	(0.3)		0.1		0.4
Net loss	(1.4	) %	(30.0	) %	28.6%

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

Second quarter and first half ended July 3, 2010 as compared to the second quarter and first half ended July 4, 2009

Net Sales.  As discussed further in the following paragraphs, net sales for the second quarter of 2010 increased by approximately $21.2 million, or 4.3%, as compared to the second quarter of 2009 and increased approximately $13.1 million, or 1.4%, for the first half of 2010 as compared to the first half of 2009.  The effect of changes in foreign currency exchange rates increased net sales by approximately $4.0 million and $13.9 million in the second quarter and first half of 2010, respectively.  Excluding the effect of changes in foreign currency exchange rates, net sales for the second quarter of 2010 increased by approximately $17.2 million as compared to the second quarter of 2009 while net sales for the first half of 2010 decreased approximately $0.8 million as compared to the first half of 2009.

In the RVP segment, net sales for the second quarter of 2010 increased approximately $14.7 million, or 10.5%, as compared to the second quarter of 2009 and increased approximately $17.8 million, or 6.2%, for the first half of 2010 as compared to the first half of 2009.  Net sales in the RVP segment for the second quarter and first half of 2010 reflect an increase of approximately $2.2 million and $8.4 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the RVP segment for the second quarter and first half of 2010 increased approximately $12.5 million and $9.4 million, respectively, as compared to the same periods of 2009.  Excluding the effect of changes in foreign currency exchange rates, the change in net sales for the second quarter of 2010 is primarily the result of an increase in the RVP segment’s North American business of approximately $11.2 million, and to a lesser extent an increase in its European business of approximately $1.3 million.  Excluding the effect of changes in foreign currency exchange rates, the change in net sales for first half of 2010 is the result of an increase in the RVP segment’s North American business of approximately $13.3 million, partially offset by a decrease in its European business of approximately $3.9 million.  The increase in the North American business is, in part, the result of an increase in total housing starts in both the United States and Canada, and an increase in residential remodeling and replacement activity.  In the second quarter and first half of 2010, housing starts in the United States increased by approximately 12% and 14%, respectively, and in Canada increased by approximately 54% and 52%, respectively.  The products sold by this segment are typically installed in the later stages of new home construction.  The decrease in the RVP segment’s European range hood business for the first half of 2010 is primarily the result of the global economic downturn.  Kitchen range hoods and bathroom exhaust fans are the largest product categories sold in the RVP segment, accounting for approximately 80% of the RVP segment’s total sales for both the second quarter and first half of 2010 and accounting for approximately 79% of the segment’s sales for both the second quarter and first half of 2009.  Sales of kitchen range hoods and bathroom exhaust fans for the RVP segment’s domestic subsidiaries increased approximately 9.4% and 5.0% in the second quarter and first half of 2010, respectively, and excluding the effect of changes in foreign currency exchange rates, sales of kitchen range hoods and bathroom exhaust fans for the RVP segment’s foreign subsidiaries increased approximately 10.9% and 2.5% in the second quarter and first half of 2010, respectively.

In the HTP segment, net sales for the second quarter of 2010 increased approximately $15.6 million, or 15.6%, as compared to the second quarter of 2009 and increased approximately $11.4 million, or 5.7%, in the first half of 2010 as compared to the first half of 2009.  This increase is primarily related to a new customer, which contributed approximately $11.4 million to net sales for the segment during the second quarter and first half of 2010.

In the R-HVAC segment, net sales for the second quarter of 2010 increased approximately $7.9 million, or 5.7%, as compared to the second quarter of 2009 and increased approximately $22.4 million, or 10.2%, in the first half of 2010 as compared to the first half of 2009.  This increase is driven largely by the increase in industry shipments for central air conditioners and heat pumps, as well as increased demand for heating products due to lower than normal temperatures in certain parts of the United States during the first quarter of 2010.  Federal tax credits for high efficiency products are believed to have contributed favorably to the mix of products sold.  Our net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 5.5% and 4.1% of our consolidated net sales for the second quarter of 2010 and 2009, respectively, and constituted approximately 5.3% and 4.0% of our consolidated net sales for the first half of 2010 and 2009, respectively.  Sales growth year over year in this market is the result of an increase in new home sales, in part incentivized by new home buyer tax credits and certain state funds directed toward replacing and upgrading the efficiency of HVAC equipment in existing homes.

In the C-HVAC segment, net sales for the second quarter of 2010 decreased approximately $17.0 million, or 15.3%, as compared to the second quarter of 2009 and decreased approximately $38.5 million, or 17.6%, in the first half of 2010 as compared to the first half of 2009.  Net sales in the C-HVAC segment for the second quarter and first half of 2010 include an increase of approximately $1.8 million and $5.5 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the C-HVAC segment for the second quarter and first half of 2010 decreased approximately $18.8 million and $44.0 million, respectively.  This decrease is primarily the result of a decline in the non-residential construction and retro-fit markets, and lower prices on contracts negotiated in 2009 and delivered in the first half of 2010.  The decrease in the first half of 2010 is also the result of approximately $3.9 million of net sales recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs or expenses.  Backlog for C-HVAC products was approximately $167.0 million at July 3, 2010, approximately $150.7 million at December 31, 2009 and approximately $151.6 million at July 4, 2009.  The increase in backlog at July 3, 2010 as compared to December 31, 2009 reflects an increase in orders during the first half of 2010 principally for jobs expected to be delivered during the balance of 2010.

Foreign net sales, which are attributed based on the location of our subsidiary responsible for the sale, were approximately 18.9% and 17.7% of consolidated net sales for the second quarter of 2010 and 2009, respectively, and were approximately 20.4% and 19.7% of consolidated net sales for the first half of 2010 and 2009, respectively.  Net sales from our Canadian subsidiaries were approximately 11.0% and 9.9% of consolidated net sales for the second quarter of 2010 and 2009, respectively, and were approximately 11.6% and 10.6% of consolidated net sales for the first half of 2010 and 2009, respectively.  Net sales from our Canadian subsidiaries include net sales from the RVP and C-HVAC segments.  Net sales from our European subsidiaries were approximately 5.7% and 6.0% of consolidated net sales for the second quarter of 2010 and 2009, respectively, and were approximately 6.6% and 6.9% of consolidated net sales for the first half of 2010 and 2009, respectively.  Net sales from our European subsidiaries include net sales primarily from the RVP and C-HVAC segments and to a lesser extent the HTP segment.

Cost of Products Sold.  Consolidated cost of products sold (“COGS”) for the second quarter of 2010 was approximately $370.2 million as compared to approximately $351.7 million for the second quarter of 2009 and was approximately $690.1 million for the first half of 2010 as compared to approximately $669.2 million for the first half of 2009.  For the second quarter and first half of 2010, COGS includes (1) a non-cash charge of approximately $2.3 million and $12.0 million, respectively, related to the amortization of fair value allocated to inventory, (2) an increase of approximately $2.6 million and $10.0 million, respectively, related to the effect of changes in foreign currency exchange rates, and (3) reserves of approximately $2.0 million provided in the first quarter of 2010 in the HTP segment.  Excluding the effect of these items, COGS for the second quarter of 2010 increased approximately $13.6 million and for the first half of 2010 decreased approximately $3.1 million as compared to the same periods of 2009.  COGS as a percentage of net sales increased from approximately 72.1% for the second quarter of 2009 to approximately 72.7% for the second quarter of 2010 and increased from approximately 72.2% for the first half of 2009 to approximately 73.4% for the first half of 2010.  These changes are primarily due to the factors described above and below.

We continually review the costs of our product lines and look for opportunities to help offset the rising costs of raw materials and transportation when possible.

Overall, consolidated material costs for the second quarter of 2010 were approximately $243.5 million, or 47.8% of net sales, as compared to approximately $229.4 million, or 47.0% of net sales, for the second quarter of 2009.  Consolidated material costs for the first half of 2010 were approximately $436.1 million, or 46.4% of net sales, as compared to approximately $426.4 million, or 46.0% of net sales, for the first half of 2009.  During the second quarter and first half of 2010, we experienced higher material costs as a percentage of net sales as compared to the same periods of 2009 related primarily to changes in product mix, as well as from higher prices related to the purchases of copper, aluminum and steel.  A portion of these increases were offset by strategic sourcing initiatives and improvements in manufacturing processes.

In the second half of 2009, the price of certain commodities began to increase over price levels experienced in the first half of 2009, and continued to increase in the first half of 2010 as compared to the fourth quarter of 2009.  Should these price levels continue or increase further there can be no assurance that we will be able to sufficiently increase sales prices to offset the adverse effect on earnings from rising material costs.

Direct labor costs for the second quarter of 2010 were approximately $27.2 million, 5.3% of net sales, as compared to approximately $27.8 million, or 5.7% of net sales, for the second quarter of 2009.  Direct labor costs for the first half of 2010 were approximately $53.7 million, 5.7% of net sales, as compared to approximately $55.7 million, or 6.0% of net sales, for the first half of 2009.  The decrease in direct labor costs, as a percentage of net sales, in the second quarter and first half of 2010 as compared to the same periods of 2009 is primarily the result of headcount reductions.

Overhead and other costs, including freight, for the second quarter of 2010 were approximately $99.5 million, or 19.6% of net sales, as compared to approximately $94.5 million, or 19.4% of net sales, for the second quarter of 2009.  Overhead and other costs, including freight, for the first half of 2010 were approximately $200.3 million, or 21.3% of net sales, as compared to approximately $187.1 million, or 20.2% of net sales, for the first half of 2009.  The increase in the percentage of overhead and other costs to net sales for the second quarter and first half of 2010 is primarily the result of a non-cash charge of approximately $2.3 million and $12.0 million, respectively, related to the amortization of fair value allocated to inventory and reserves of approximately $2.0 million provided in the first quarter of 2010 in the HTP segment.

Freight costs were approximately 5.5% and 4.9% of net sales for the second quarter of 2010 and 2009, respectively, and were approximately 5.1% and 4.7% of net sales for the first half of 2010 and 2009, respectively.  During the second quarter and first half of 2010, we experienced increased freight costs due to increased fuel surcharges as compared to the comparable periods of 2009.  Continued strategic sourcing initiatives and other cost reduction measures tend to help to mitigate fluctuations in freight costs.

Overall, changes in the COGS (including material, direct labor, overhead and freight costs) as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices and material costs, as well as changes in productivity levels.

In the RVP segment, COGS for the second quarter of 2010 was approximately $107.2 million, or 69.6% of the segment’s net sales, as compared to approximately $102.2 million, or 73.3% of the segment’s net sales, for the second quarter of 2009.  In the RVP segment, COGS for the first half of 2010 was approximately $216.3 million, or 70.4% of the segment’s net sales, as compared to approximately $215.7 million, or 74.6% of the segment’s net sales, for the first half of 2009.  The decrease in the percentage of COGS to net sales in the second quarter of 2010 primarily reflects a decrease in overhead costs as a percentage of net sales, and to a lesser extent a decrease in direct labor costs as a percentage of net sales.   The decrease in the percentage of COGS to net sales in the first half of 2010 primarily reflects a decrease in material costs as a percentage of net sales resulting primarily from lower prices, in part from strategic sourcing initiatives, related to the purchase of steel, and to a lesser extent decrease in overhead costs as a percentage of net sales.  In the RVP segment, overhead and other costs, including freight, for the second quarter of 2010 were approximately $37.1 million, or 24.1% of the segment’s net sales, as compared to approximately $36.4 million, or 26.1% of the segment’s net sales, for the second quarter of 2009.  In the RVP segment, overhead and other costs, including freight, for the first half of 2010 were approximately $76.6 million, or 24.9% of the segment’s net sales, as compared to approximately $75.0 million, or 25.9% of the segment’s net sales, for the first half of 2009.  The decrease in overhead costs as a percentage of net sales for the second quarter and first half of 2010 over the same periods of 2009 primarily relate to increased sales without a proportionate increase in overhead costs, partially offset by higher freight costs.

COGS in the RVP segment for the second quarter and first half of 2010 also reflects (1) an increase of approximately $1.2 million and $5.6 million, respectively, related to the effect of changes in foreign currency exchange rates and (2) a non-cash charge of approximately $0.1 million and $1.4 million, respectively, related to the amortization of fair value allocated to inventory.  COGS in the RVP segment for the second quarter and first half of 2009 also includes a non-cash charge of approximately $0.3 million related to the amortization of fair value allocated to inventory.

In the HTP segment, COGS for the second quarter of 2010 was approximately $72.2 million, or 62.5% of the segment’s net sales, as compared to approximately $59.6 million, or 59.6% of the segment’s net sales, for the second quarter of 2009.  In the HTP segment, COGS for the first half of 2010 was approximately $135.6 million, or 64.7% of the segment’s net sales, as compared to approximately $116.5 million, or 58.7% of the segment’s net sales, for the first half of 2009.  The increase in the percentage of COGS to net sales was primarily the result of an increase in material costs as a percentage of net sales primarily due to a change in product mix.  In the HTP segment, overhead and other costs, including freight, for the second quarter of 2010 were approximately $16.2 million, or 14.0% of the segment’s net sales, as compared to approximately $14.0 million, or 14.0% of the segment’s net sales, for the second quarter of 2009.  In the HTP segment, overhead and other costs, including freight, for the first half of 2010 were approximately $36.8 million, or 17.5% of the segment’s net sales, as compared to approximately $28.5 million, or 14.4% of the segment’s net sales, for the first half of 2009.  The increase in the percentage of overhead costs to net sales for the first half of 2010 is primarily the result of a non-cash charge of approximately $9.1 million related to the amortization of fair value allocated to inventory and reserves recorded of approximately $2.0 million.  COGS in the HTP segment for the second quarter of 2010 also reflects a decrease of approximately $0.1 million related to the effect of changes in foreign currency exchange rates.

In the R-HVAC segment, COGS for the second quarter of 2010 was approximately $118.7 million, or 81.6% of the segment’s net sales, as compared to approximately $111.9 million, or 81.4% of the segment’s net sales, for the second quarter of 2009.  In the R-HVAC segment, COGS for the first half of 2010 was approximately $201.1 million, or 83.0% of the segment’s net sales, as compared to approximately $185.7 million, or 84.5% of the segment’s net sales, for the first half of 2009.  The decrease in COGS as a percentage of net sales for the first half of 2010 primarily reflects a decrease in material costs as a percentage of net sales resulting from lower prices, in part from strategic sourcing initiatives, related to the purchases of aluminum, as well as steel and copper.  Material costs in this segment are generally higher as a percentage of net sales than our other segments and were approximately 60.6% and 60.2% for the second quarter and first half of 2010, respectively, as compared to approximately 60.5% and 61.2% for the second quarter and first half of 2009, respectively.  In the R-HVAC segment, overhead and other costs, including freight, for the second quarter of 2010 were approximately $25.5 million, or 17.5% of the segment’s net sales, as compared to approximately $23.8 million, or 17.3% of the segment’s net sales, for the second quarter of 2009.  In the R-HVAC segment, overhead and other costs, including freight, for the first half of 2010 were approximately $46.5 million, or 19.2% of the segment’s net sales, as compared to approximately $42.9 million, or 19.5% of the segment’s net sales, for the first half of 2009.

COGS in the R-HVAC segment for the second quarter and first half of 2010 also includes a non-cash charge of approximately $0.1 million and $0.8 million, respectively, related to the amortization of fair value allocated to inventory.  COGS in the R-HVAC segment for the second quarter and first half of 2009 also includes a non-cash charge of approximately $0.2 million related to the amortization of fair value allocated to inventory.

In the C-HVAC segment, COGS for the second quarter of 2010 was approximately $72.1 million, or 76.7% of the segment’s net sales, as compared to approximately $78.0 million, or 70.3% of the segment’s net sales, for the second quarter of 2009.  In the C-HVAC segment, COGS for the first half of 2010 was approximately $137.1 million, or 75.8% of the segment’s net sales, as compared to approximately $151.3 million, or 69.0% of the segment’s net sales, for the first half of 2009.  The increase in COGS as a percentage of net sales for the second quarter and first half of 2010 primarily reflects an increase in overhead costs as a percentage of net sales, and to a lesser extent, an increase in direct labor costs as a percentage of net sales.  The increase in COGS as a percentage of net sales for the first half of 2010 also reflects lower sales prices and the effect of approximately $3.9 million of net sales recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs or expenses.  Direct labor costs in this segment are generally higher as a percentage of net sales than our other segments and were approximately 13.9% and 13.8% for the second quarter and first half of 2010, respectively, as compared to approximately 11.7% and 12.3% for the second quarter and first half of 2009, respectively.  The increase in direct labor as a percentage of net sales is due, in part, to lower sales prices and lower production efficiencies.  In the C-HVAC segment, overhead and other costs, including freight, for the second quarter of 2010 were approximately $20.7 million, or 22.0% of the segment’s net sales, as compared to approximately $20.3 million, or 18.3% of the segment’s net sales, for the second quarter of 2009.  In the C-HVAC segment, overhead and other costs, including freight, for the first half of 2010 were approximately $40.4 million, or 22.3% of the segment’s net sales, as compared to approximately $40.7 million, or 18.6% of the segment’s net sales, for the first half of 2009.  The increase in overhead costs as a percentage of net sales for the second quarter and first half of 2010 as compared to the same periods of 2009 is primarily due to a decrease in sales volume without a proportionate decrease in overhead costs.

COGS in the C-HVAC segment for the second quarter and first half of 2010 also includes (1) an increase of approximately $1.5 million and $4.4 million, respectively, related to the effect of changes in foreign currency exchange rates and (2) a non-cash charge of approximately $0.7 million in the first half of 2010 related to the amortization of fair value allocated to inventory.

Selling, General and Administrative Expense, Net.  Consolidated selling, general and administrative expense, net (“SG&A”) was approximately $101.6 million for the second quarter of 2010 as compared to approximately $95.8 million for the second quarter of 2009 and was approximately $197.9 million for the first half of 2010 as compared to approximately $196.8 million for the first half of 2009.  SG&A as a percentage of net sales increased from approximately 19.6% for the second quarter of 2009 to approximately 20.0% for the second quarter of 2010 and decreased from approximately 21.2% for the first half of 2009 to approximately 21.1% for the first half of 2010.  SG&A for the second quarter and first half of 2010 reflects (1) an increase of approximately $0.8 million and $2.7 million, respectively, related to the effect of changes in foreign currency exchange rates, (2) non-cash share-based compensation expense of approximately $0.6 million and $1.2 million, respectively and (3) approximately $0.6 million of severance and other charges recorded in the second quarter of 2010 related to the closure of one of our facilities in the HTP segment.  SG&A for the second quarter and first half of 2009 includes, among others, (1) a gain of approximately $3.2 million related to our revised estimate of a loss contingency related to an indemnification of a lease guarantee, (2) a gain of approximately $1.0 million related to our revised estimate of a loss contingency related to a product liability matter in the C-HVAC segment, and (3) advisory fees of approximately $0.9 million related to the analysis of our capital structure during 2009.

Goodwill Impairment Charge.  The second quarter and first half of 2009 includes an approximate $250.0 million estimated non-cash impairment charge recorded to reduce the carrying amount of our HTP reporting unit’s goodwill to the estimated fair value based upon the results of our interim impairment test.

Amortization of Intangible Assets.  Amortization of intangible assets, including developed technology and backlog, increased from approximately $6.0 million for the second quarter of 2009 to approximately $10.1 million for the second quarter of 2010 and increased from approximately $11.9 million for the first half of 2009 to approximately $20.6 million for the first half of 2010 primarily as a result of the effect of fair value adjustments to intangible assets as a result of the application of fresh-start accounting in December 2009.

Operating Earnings (Loss).  Operating earnings (loss) increased approximately $242.8 million from an operating loss of approximately $215.7 million for the second quarter of 2009 to operating earnings of approximately $27.1 million for the second quarter of 2010.  Operating earnings (loss) increased approximately $232.4 million from an operating loss of approximately $201.1 million for the first half of 2009 to operating earnings of approximately $31.3 million for the first half of 2010.  The operating loss for the second quarter and first half of 2009 includes an estimated non-cash goodwill impairment charge of approximately $250.0 million related to the HTP segment, as described above.

Operating earnings for the second quarter and first half of 2010 includes (1) approximately $6.7 million (of which approximately $1.8 million relates to the non-cash charge related to the amortization of fair value allocated to inventory) and approximately $21.9 million (of which approximately $11.5 million relates to the non-cash charge related to the amortization of fair value allocated to inventory), respectively, of increased depreciation and amortization expense related primarily to the effect of fair value adjustments to inventory, property and equipment, and intangible assets as a result of the application of fresh-start accounting in December 2009, (2) reserves of approximately $2.0 million provided in the first quarter of 2010 in the HTP segment, (3) an increase of approximately $0.6 million and $1.2 million, respectively, related to the effect of changes in foreign currency exchange rates, (4) non-cash share-based compensation expense of approximately $0.6 million and $1.2 million, respectively, and (5) approximately $0.6 million of severance and other charges recorded in the second quarter of 2010 related to the closure of one of our facilities in the HTP segment.  The remaining changes in operating earnings (loss) between the second quarter and first half of 2010 as compared to 2009 are primarily due to the factors discussed above and that follow.

In the RVP segment, operating earnings for the second quarter of 2010 were approximately $14.5 million as compared to approximately $11.9 million for the second quarter of 2009.  For the first half of 2010, operating earnings for the RVP were approximately $29.8 million as compared to approximately $20.9 million for the first half of 2009.  The increase in the RVP segment’s operating earnings for the second quarter of 2010 is primarily a result of an increase in sales volume in the RVP segment’s North American business and a decrease in overhead costs as a percentage of net sales.  The increase in the RVP segment’s operating earnings for the first half of 2010 is primarily the result of increased sales volume in the segment’s North American business and a decrease in material costs as a percentage of net sales, partially offset by lower sales volume in the RVP segment’s European business.  Operating earnings for the RVP segment for the second quarter and first half of 2010 also reflects (1) approximately $2.6 million and $7.4 million (of which approximately $1.1 million relates to the increase in non-cash charges related to the amortization of fair value allocated to inventory in the first half of 2010), respectively, of increased depreciation and amortization expense related primarily to the effect of fair value adjustments to inventory, property and equipment, and intangible assets as a result of the application of fresh-start accounting in December 2009 and (2) an increase of approximately $0.5 million and $1.4 million, respectively, related to changes in foreign currency exchange rates.  Operating earnings in the RVP segment for the second quarter and first half of 2009 also includes a non-cash charge of approximately $0.3 million related to the amortization of fair value allocated to inventory.

In the HTP segment, operating earnings for the second quarter of 2010 were approximately $3.9 million as compared to operating losses of approximately $247.1 million for the second quarter of 2009.  In the HTP segment, operating losses for the first half of 2010 were approximately $3.5 million as compared to approximately $246.0 million for the first half of 2009.  The HTP operating loss for the second quarter and first half of 2009 includes an estimated non-cash goodwill impairment charge of approximately $250.0 million.  The HTP operating earnings (loss) for the second quarter and first half of 2010 includes (1) a non-cash charge of approximately $2.1 million and $9.1 million, respectively, related to the amortization of fair value allocated to inventory, (2) reserves of approximately $2.0 million provided in the first quarter of 2010 and (3) approximately $0.6 million of severance and other charges recorded in the second quarter of 2010 related to the closure of one of its facilities.  Excluding the effect of these charges in the second quarter and first half of 2010 and 2009, operating earnings increased approximately $3.7 million and $4.2 million for the second quarter and first half of 2010, respectively, as compared to the same periods of 2009.  This increase is primarily the result of a new customer, which contributed approximately $11.4 million of increased net sales as noted previously during the second quarter and first half of 2010.  The operating loss for the first half of 2010 also reflects an increase of approximately $0.1 million related to changes in foreign currency exchange rates.

For the second quarter of 2010, operating earnings in the R-HVAC segment were approximately $13.0 million as compared to approximately $10.6 million for the second quarter of 2009.  For the first half of 2010, operating earnings for the R-HVAC segment were approximately $14.2 million as compared to approximately $5.3 million for the first half of 2009.  This improvement in the R-HVAC segment’s operating earnings for the second quarter and first half of 2010 is primarily a result of an increase in sales volume and to a lesser extent, a decrease in material costs as a percentage of net sales in the first half of 2010.  Operating earnings for the second quarter and first half of 2010 for the R-HVAC segment also includes approximately $0.9 million and $2.5 million (of which approximately $0.6 million relates to the increase in non-cash charges related to the amortization of fair value allocated to inventory in the first half of 2010), respectively, of increased depreciation and amortization expense related primarily to the effect of fair value adjustments to inventory, property and equipment, and intangible assets as a result of the application of fresh-start accounting in December 2009.  Operating earnings in the R-HVAC segment for the second quarter and first half of 2009 also includes a non-cash charge of approximately $0.2 million related to the amortization of fair value allocated to inventory.

For the second quarter of 2010, operating earnings in the C-HVAC segment were approximately $2.5 million as compared to approximately $13.7 million for the second quarter of 2009.  Operating earnings in the C-HVAC segment for the first half of 2010 were approximately $4.6 million as compared to approximately $29.9 million for the first half of 2009.  This decrease is primarily the result of a decrease in sales volume and price coupled with increases in direct labor and overhead costs as a percentage of net sales, and for the first half of 2010 also as a result of approximately $3.9 million of net sales recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs or expenses.  Operating earnings for the C-HVAC segment for the second quarter and first half of 2010 also reflects (1) approximately $2.2 million and $4.9 million (of which approximately $0.7 million relates to the non-cash charge related to the amortization of fair value allocated to inventory in the first half of 2010), respectively, of increased depreciation and amortization expense related primarily to the effect of fair value adjustments to inventory, property and equipment, and intangible assets as a result of the application of fresh-start accounting in December 2009 and (2) an increase of approximately $0.1 million for the second quarter of 2010 and a decrease of approximately $0.1 million for the first half of 2010 related to changes in foreign currency exchange rates.  Operating earnings for the C-HVAC segment for the second quarter and first half of 2009 also reflects a gain of approximately $1.0 million related to our revised estimate of a loss contingency related to a product liability matter.

Operating earnings of foreign operations, consisting primarily of the results of operations of our Canadian and European subsidiaries, were approximately 0.5% and 4.6% of operating earnings (before unallocated and corporate expenses) for the second quarter and first half of 2010, respectively.  Excluding the estimated non-cash goodwill impairment charge recorded in the second quarter of 2009, operating earnings of foreign operations, consisting primarily of the results of operations of our Canadian and European subsidiaries, were approximately 5.9% and 6.5% of operating earnings (before unallocated and corporate expenses) for the second quarter and first half of 2009, respectively.  Net sales and earnings derived from international markets are subject to economic, political and currency risks, among others.

Interest Expense.  Interest expense decreased approximately $14.3 million, or approximately 37.9%, during the second quarter of 2010 as compared to the second quarter of 2009 and decreased approximately $29.0 million, or approximately 38.2%, during the first half of 2010 as compared to the first half of 2009.  This decrease is primarily due to a substantial reduction in total outstanding indebtedness as a result of the cancellation of our 10% Senior Secured Notes due 2013, 8 ½% Senior Subordinated Notes due 2014 and 9 7/8% Senior Subordinated Notes due 2011 in connection with our bankruptcy proceedings under Chapter 11, partially offset by the effect of higher interest rates under our $300.0 million asset-based revolving credit facility (the “New ABL Facility”) and from the issuance of our 11% Senior Secured Notes due 2013 (the “11% Notes”) in conjunction with our reorganization under Chapter 11 during 2009.

Provision (Benefit) for Income Taxes. The provision for income taxes for the second quarter of 2010 was approximately $3.4 million as compared to a benefit from income taxes of approximately $7.9 million for the second quarter of 2009.  The benefit from income taxes for the first half of 2010 was approximately $2.6 million as compared to a provision for income taxes of approximately $1.2 million for the first half of 2009.  The effective income tax rate of approximately 16.6% for the first half of 2010 differs from the expected United States federal statutory rate of 35% principally as a result of valuation allowances on certain foreign entities, state income taxes and the effect of foreign operations.  The effective income tax rate of approximately (0.4)% for the first half of 2009 differs from the expected United States federal statutory rate of 35% principally as a result of the estimated non-cash goodwill impairment charge recorded in the second quarter of 2009, non-deductible expenses, increases in valuation allowances against deferred tax assets, state income tax provisions, the effect of foreign operations and interest on uncertain tax positions.  The change in the effective income tax rates between the first half of 2010 and 2009 is principally due to the fact that, as a result of our reorganization in late 2009 and the related fresh-start accounting adjustments, we are able to recognize the tax benefit of our losses, and as such, additional valuation allowances are not required.  See Note E, “Income Taxes”, to the unaudited condensed consolidated financial statements included elsewhere herein.

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

Cash Flows

Net cash flows provided by operating activities increased approximately $2.9 million from approximately $6.7 million for the first half of 2009 to approximately $9.6 million for the first half of 2010.  This was primarily the net result of a decrease in net loss of approximately $15.0 million (excluding the $250.0 million non-cash goodwill impairment charge recorded in the second quarter of 2009) and an increase in depreciation and amortization expense of approximately $21.9 million, partially offset by an increase in the deferred tax provision of approximately $11.9 million and an increase in working capital needs of approximately $19.3 million.

Net cash flows used in investing activities decreased approximately $12.7 million from approximately $21.2 million for the first half of 2009 to approximately $8.5 million for the first half of 2010.  This decrease was primarily the result of a decrease in payments for acquisitions of approximately $12.8 million, partially offset by an increase in capital expenditures of approximately $1.9 million.  Capital expenditures were approximately $5.1 million and $8.3 million for the second quarter and first half of 2010, respectively, as compared to approximately $3.9 million and $6.4 million for the second quarter and first half of 2009, respectively.  Capital expenditures were approximately $18.4 million for the year ended December 31, 2009 and are expected to be between approximately $30.0 million and $35.0 million for 2010.  Capital expenditures for 2010 are limited to $36.8 million under our New ABL Facility.

Net cash flows from financing activities changed by approximately $54.0 million from net cash provided by financing activities of approximately $4.3 million for the first half of 2009 to net cash used in financing activities of approximately $49.7 million for the first half of 2010.  This change is primarily the result of an increase in net payments for outstanding borrowings of approximately $53.4 million.

As discussed earlier, we generally use cash flows from operations, and where necessary borrowings, to finance our capital expenditures and strategic acquisitions, to meet the service requirements of existing indebtedness and for working capital and other general corporate purposes.

Outstanding Indebtedness

We had consolidated debt at July 3, 2010 of approximately $834.0 million consisting of the following:

(Dollar amounts in millions)

11% Notes	$753.3
New ABL Facility	45.0
Long-term notes, mortgage notes and other indebtedness	24.0
Short-term bank obligations	11.7
$834.0

During the first half of 2010, we had a net decrease in our debt of approximately $51.3 million resulting primarily from a net reduction in borrowings of approximately $49.1 million (including a net reduction in our New ABL Facility of approximately $45.0 million).  The remaining decrease of approximately $2.2 million is the net result of the effect of changes in foreign currency exchange rates and amortization of debt discount.  Subsequent to July 3, 2010, we voluntarily repaid $25.0 million of outstanding borrowings under the New ABL Facility and accordingly have classified such amount as current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet.

At July 3, 2010 and December 31, 2009, our Best subsidiary was not in compliance with certain maintenance covenants with respect to certain loan agreements and as a result, we classified approximately $2.2 million and $4.1 million of outstanding borrowings under such agreements as a current liability on our unaudited condensed consolidated balance sheet at July 3, 2010 and December 31, 2009, respectively.  Our Best subsidiary has obtained letters from its lenders, which indicated that the lenders are not going to take any action related to the covenant noncompliance at this time.  The next measurement date for the maintenance covenant is for the year ended December 31, 2010 and we believe it is probable that Best will not be in compliance with such covenants when their assessment of the required calculation is completed in the first quarter of 2011.  No assurances can be given that Best will be successful in obtaining further waivers and accordingly, we could be required to repay these outstanding borrowings if non-compliance is not cured or waived, as the case may be.

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

Adequacy of Liquidity Sources

At July 3, 2010, we had approximately $41.0 million of unrestricted cash and cash equivalents to fund our cash flow needs for the remainder of 2010.

Our New ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of July 20, 2010, we had approximately $45.0 million outstanding and approximately $202.4 million of available borrowing capacity under the New ABL Facility, with approximately $17.5 million in outstanding letters of credit.

As noted previously, the indenture and other agreements governing our indebtedness and the indebtedness of our subsidiaries, contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.  As of July 3, 2010, we did not have the capacity to make certain payments, including dividends, under the New ABL Facility.

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

On July 6, 2010, the Company, through its wholly-owned subsidiary, Linear LLC acquired all of the issued and outstanding membership interests of Skycam, LLC (“Luxor”) for approximately $9.1 million (utilizing approximately $7.9 million of cash and an unsecured 4% subordinated note in the amount of $1.2 million due January 2012).  Luxor is an online retailer and distributor of security cameras and digital video recorders.

Working Capital

Our working capital and current ratio decreased from approximately $320.8 million and 1.9:1 at December 31, 2009 to approximately $290.3 million and 1.8:1 at July 3, 2010.  The change in working capital is primarily the net result of changes in unrestricted cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses and taxes, net as described further below.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents decreased from approximately $89.6 million at December 31, 2009 to approximately $41.0 million at July 3, 2010.  We have classified as restricted, in the accompanying unaudited condensed consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in our operations.  At July 3, 2010, approximately $3.2 million (of which approximately $2.4 million is included in long-term assets) of cash and cash equivalents were held primarily as collateral to fund certain benefit obligations relating to supplemental executive retirement plans.

Accounts receivable, less allowances, increased approximately $31.7 million, or approximately 12.7%, between December 31, 2009 and July 3, 2010, while net sales increased approximately $79.7 million, or approximately 18.6%, in the second quarter of 2010 as compared to the fourth quarter of 2009.  This increase is primarily the result of increased sales in the R-HVAC segment in the second quarter of 2010 as compared to the fourth quarter of 2009.  The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period.  Accounts receivable from customers related to foreign operations increased by approximately $6.4 million, or approximately 10.9%, between December 31, 2009 and July 3, 2010.  The impact of changes in foreign currency exchange rates decreased accounts receivable at July 3, 2010 by approximately $3.9 million.

Inventories decreased approximately $2.7 million, or approximately 1.0%, between December 31, 2009 and July 3, 2010.   The change in inventories at July 3, 2010 includes decreases related to the effect of changes in foreign currency exchange rates of approximately $2.3 million and non-cash amortization of fair value of approximately $12.0 million.  Excluding these factors, inventory increased approximately $11.6 million, or approximately 4.2%, between December 31, 2009 and July 3, 2010 primarily as a result of the anticipation of higher sales levels in the second half of 2010 as compared to the first half of 2010 within the RVP, HTP and C-HVAC segments.

Accounts payable increased approximately $29.8 million, or 23.9%, between December 31, 2009 and July 3, 2010 primarily due to increases in the R-HVAC segment related to increased inventory purchases due to higher sales levels in the second quarter of 2010 as compared to the fourth quarter of 2009, and to a lesser extent, an increase in the HTP segment related to increased purchasing in anticipation of higher sales levels in the second half of 2010.  The change in accounts payable at July 3, 2010 also reflects a decrease of approximately $3.2 million related to the effect of changes in foreign currency exchange rates.

Accrued expenses and taxes, net increased approximately $1.2 million, or approximately 0.7%, between December 31, 2009 and July 3, 2010 primarily as a result of an increase in accrued insurance of approximately $2.3 million, offset by contingent consideration payments of approximately $1.3 million which were accrued at December 31, 2009 and paid in February 2010.

Changes in certain working capital accounts, as noted above, between December 31, 2009 and July 3, 2010, differ from the changes reflected in our unaudited condensed consolidated statement of cash flows for such period as a result of the specific items mentioned in the four preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

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

In addition, the indenture that governs our 11% Notes contains certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries.  The indenture governing our 11% Notes also restricts our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the New ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0.  The FCCR is the ratio of the Adjusted Consolidated Cash Flow (“ACCF”, as described in greater detail below) to Fixed Charges (as defined by the 11% Notes) for such trailing four quarter period.  At July 3, 2010, under the 11% Notes, the FCCR was approximately 1.97 to 1.0.

A breach of the covenants under the indenture that governs our 11% Notes or the credit agreement that governs the New ABL Facility could result in an event of default.  Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies.  In addition, an event of default under the New ABL Facility would permit the lenders under the New ABL Facility to terminate all commitments to extend further credit under that facility.  Furthermore, if we were unable to repay the amounts due and payable under our New ABL Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness.  In the event our lenders or note holders accelerate the repayment of our borrowings, we cannot provide assurance that we and our subsidiaries would have sufficient assets to repay such indebtedness.

At July 3, 2010, we were in compliance with all covenants under the indenture that governs the 11% Notes and the credit agreement that governs the New ABL Facility.

Consolidated Cash Flow and Adjusted Consolidated Cash Flow

Consolidated Cash Flow (“CCF”) represents net earnings (loss) before interest, income taxes, depreciation, amortization and the effects of the emergence from bankruptcy, including the effects of fresh-start accounting.  The ACCF is defined as the CCF further adjusted to exclude certain cash and non-cash, non-recurring items.  CCF and ACCF are not defined terms under GAAP.  Neither CCF nor ACCF should be considered an alternative to operating income or net earnings (loss) as a measure of operating results or an alternative to cash flow as a measure of liquidity.  There are material limitations associated with making the adjustments to our earnings to calculate CCF and ACCF and using these non-GAAP financial measures as compared to the most directly comparable GAAP financial measures. For instance, CCF and ACCF do not include:

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

We present CCF and ACCF because we consider each to be an important supplemental measure of our performance and believe each is frequently used by our investors and other interested parties, as well as by our management, in the evaluation of companies in our industry, many of which present CCF when reporting their results.  In addition, CCF and ACCF provide additional information used by our management and Board of Directors to facilitate internal comparisons to historical operating performance of prior periods.  Further, management believes that CCF and ACCF facilitate operating performance comparisons from period to period because each excludes potential differences caused by variations in capital structure (affecting interest expense), tax positions (such as the impact of changes in effective tax rates or net operating losses), the age and book depreciation of facilities and equipment (affecting depreciation expense) and the amortization of intangible assets (affecting amortization expense).

In addition, we are required to reconcile net earnings (loss) to ACCF to demonstrate compliance with debt covenants.  While the determination of appropriate adjustments in the calculation of ACCF is subject to interpretation under the terms of the 11% Notes, management believes the adjustments described below are in accordance with the covenants in the 11% Notes.

The following table reconciles net earnings (loss) to CCF and ACCF for the trailing four quarters ending July 3, 2010 and July 4, 2009:

				Trailing Four Quarters Ending
	(1)	(2)	(3)	(1)+(2)-(3)
	Year Ended	First Half	First Half	(Successor)	(Predecessor)
	Dec. 31, 2009	of 2010	of 2009	July 3, 2010	July 4, 2009
	(Dollar amounts in millions)

Net earnings (loss)	$608.7	$(13.1)	$(278.1)	$873.7	$(1,058.4)
Provision (benefit) for income taxes	83.6	(2.6)	1.2	79.8	25.6
Gain on Reorganization Items, net	(1,035.9)	-	-	(1,035.9)	-
Interest expense	139.2	47.0	76.0	110.2	152.0
Investment income	(0.2)	-	(0.2)	-	(0.6)
Depreciation and amortization expense	63.9	53.5	31.6	85.8	64.2
Consolidated Cash Flow	$(140.7)	$84.8	$(169.5)	$113.6	$(817.2)
Pre-petition reorganization items (a)	22.5	-	0.9	21.6	0.9
Management fees (b)	1.0	-	1.0	-	2.0
Investment income	0.2	-	0.2	-	0.6
Non-recurring cash charges (c)	1.4	0.2	0.4	1.2	3.0
Other non-recurring items (d)	0.9	2.0	(3.6)	6.5	0.3
Non-cash impairment charges (e)	285.2	-	250.0	35.2	963.5
Share-based compensation expense	0.1	1.2	0.1	1.2	0.1
Net foreign exchange (gains) losses (f)	(0.7)	0.3	-	(0.4)	3.9
Restructuring (g)	4.6	1.1	2.3	3.4	10.3
Adjusted Consolidated Cash Flow	$174.5	$89.6	$81.8	$182.3	$167.4

(a) Relates to pre-petition advisory and other fees related to the reorganization of our capital structure.

(b)  Relates to the management agreement between Nortek and Nortek Holdings, Inc. and an affiliate of Thomas H. Lee Partners, L.P. providing for certain financial and strategic advisory and consultancy services which was cancelled as part of the Chapter 11 proceedings.

(c) Relates to miscellaneous non-recurring items and is limited by the covenants to $3.0 million for any trailing four quarter period.

(d)  For the trailing four quarters ended July 3, 2010 includes (1) reserves of approximately $5.0 million in our HTP segment, (2) a reserve of approximately $1.6 million related to certain assets of our foreign subsidiaries, (3) approximately $1.3 million of expense related to early lease termination charges, (4) a gain of approximately $0.7 million related to our revised estimate of a loss contingency related to an indemnification of a lease guarantee and (5) gains on the favorable settlement of certain litigation proceedings of approximately $0.7 million.

For the trailing four quarters ended July 4, 2009 includes an estimated loss contingency on our indemnification related to a lease guarantee of approximately $3.2 million, partially offset by a reduction in a social liability reserve related to one of our foreign subsidiaries of approximately $1.9 million and gain of approximately $1.0 million related to our revised estimate of a loss contingency related to a product liability matter.

(e) Includes non-cash goodwill impairment charges as well as non-cash write-downs of certain of our foreign subsidiaries.

(f) Non-cash foreign exchange (gains) losses related to intercompany debt not indefinitely invested in our subsidiaries.

(g) Includes severance charges associated with reduction in workforce initiatives and charges related to the closure of certain of our facilities.

Under the New ABL Facility, if (i) excess availability falls below the greater of $40 million and 15% of the borrowing base or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated FCCR measured on a trailing four quarter basis of not less than 1.1 to 1.0.  At July 3, 2010, excess availability for purposes of this provision under the New ABL Facility was approximately $164.1 million, which exceeded both $40.0 million and 15% of the borrowing base.  Our FCCR under the New ABL Facility for the trailing four quarters ending July 3, 2010 was 1.50 to 1.0.  Similar to the 11% Notes, the FCCR under the New ABL Facility is the ratio of the ACCF to fixed charges (as defined in the New ABL Facility); however, the ACCF under the New ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and fixed charges under the New ABL Facility are further increased by mandatory principal payments during the period.  As a result, ACCF under the New ABL Facility at July 3, 2010 was approximately $141.4 million.

Risks and Uncertainties

In the fourth quarter of 2009, two of our subsidiaries in the HTP segment began shipping security products to a new customer under an agreement to manufacture and sell products with an expected net sales value of approximately $52.3 million in 2010.  The agreement includes payment terms which are extended beyond the subsidiaries’ normal payment terms and we have evaluated the credit worthiness of this customer and concluded that collectability is not reasonably assured.  Accordingly, we have deferred revenue recognition on approximately $34.1 million and $7.2 million of sales at July 3, 2010 and December 31, 2009, respectively.  We will recognize revenue related to this customer when cash is collected.  Cash received in the second quarter of 2010 totaled approximately $11.4 million and was recorded as net sales in the second quarter of 2010.  From July 4, 2010 through August 17, 2010, additional payments totaling approximately $16.3 million have been received from this customer which relate to revenue deferred at July 3, 2010.  Product with a cost of approximately $24.9 million and $5.6 million at July 3, 2010 and December 31, 2009, respectively, has been shipped to this customer and is recorded in other current assets in the accompanying unaudited condensed consolidated balance sheet.  In addition, at July 3, 2010, we have included in inventory approximately $2.2 million of products related to this customer and subsequent to July 3, 2010 we expect to ship an additional approximate $5.5 million of products during the second half of 2010.  As we have limited business and collection experience with this customer, there can be no assurances that we will be able to collect any amounts due from this customer beyond the amounts discussed above or that we will be able to recover all or any of the inventories shipped to this customer in the event outstanding amounts due are not collected.  We have recorded loss contingency reserves of approximately $5.0 million, $5.0 million and $3.0 million as a reduction to other current assets as of July 3, 2010, April 3, 2010 and December 31, 2009, respectively.  We currently expect that we will receive payment in full, net of applicable reserves, from this customer.

Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At July 3, 2010, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At July 3, 2010, approximately 93.6% of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates.  Based upon interest rates in effect at July 3, 2010, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense for the second half of 2010 of approximately $0.3 million.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the second quarter and first half of 2010, the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to translation resulted in a decrease in stockholders’ investment of approximately $2.9 million and $2.1 million for the second quarter and first half of 2010, respectively, and for the second quarter and first half of 2009 resulted in an increase to stockholders’ investment of approximately $5.5 million and $3.8 million, respectively.  We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at July 3, 2010 consist primarily of short-term borrowings by certain of our foreign subsidiaries.  We generally do not enter into derivative financial instruments to manage foreign currency exposure.

Forward-Looking Statements

This document contains forward-looking statements.  When used in this discussion and throughout this document, words, such as “intends”, “plans”, “estimates”, “believes”, “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on the Company’s current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.  Important factors that could cause actual future activities and operating results to differ include availability and cost of certain raw materials (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood, and aluminum) and purchased components, freight costs, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment levels, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, prices, and product and warranty liability claims.  Other factors are discussed under “- Industry Overview” and “- Overview”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Readers are also urged to carefully review and consider the various disclosures made by the Company in this document, as well as the Company’s registration statement on Form 10 and periodic reports filed with the SEC.

Item 3.               Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosure about market risk is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”.

Item 4.              Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer and the Company’s Corporate Disclosure and Controls Committee, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a–15e and 15d-15e under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s Chairman and Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer concluded that as of the end of such period, the Company’s disclosure controls and procedures are effective to ensure that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  There have been no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A “Risk Factors” in our amended registration statement on Form 10 filed with the SEC on May 24, 2010 and any pre-effective amendments to such registration statement.  There have been no material changes from the risk factors disclosed in such registration statement on Form 10.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter ended July 3, 2010, the Company granted options to purchase 70,000 shares of common stock at an exercise price of $17.50 per share pursuant to the 2009 Omnibus Incentive Plan.  Such stock options vest at the rate of 20% on each anniversary of the grant date, beginning with the first anniversary of the grant date, with 100% vesting upon the fifth anniversary of the grant date, and, unless terminated earlier, expire on the tenth anniversary of the grant date.  The issuance of such options to purchase common stock is exempt from Section 5 of the Securities Act pursuant to Rule 701 of the Securities Act.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding securities (including publicly issued debt or equity), in privately negotiated or open market transactions, by tender offer or otherwise.

Item 5.	Other Information

On August 16, 2010, the Company and the warrant agent for the Company’s outstanding warrants executed an Amended and Restated Warrant Agreement to correct inconsistencies between the version of the agreement which was approved by the Bankruptcy Court in connection with the Company’s restructuring and the version was executed on December 17, 2009.  The Amended and Restated Warrant Agreement is attached as an exhibit to this Form 10-Q.

Item 6.              Exhibits

The items marked with an asterisk are filed herewith.

*	4.1	Amended and Restated Warrant Agreement dated August 16, 2010

*	31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32
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

August 17, 2010