Form 10-Q
period 2010-10-02
NORTEK INC
filed 2010-11-09
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010
OR

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [X]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

The number of shares of Common Stock outstanding as of November 5, 2010 was 15,000,000.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	Successor
	October 2, 2010	December 31, 2009
Assets
Current Assets:
Unrestricted cash and cash equivalents	$53.2	$89.6
Restricted cash	0.1	1.3
Accounts receivable, less allowances of $4.1 and $0, respectively	265.8	249.1
Inventories:
Raw materials	86.0	72.9
Work in process	27.4	25.6
Finished goods	179.5	174.7
	292.9	273.2
Prepaid expenses	15.7	18.0
Other current assets	15.4	13.5
Prepaid income taxes	26.7	25.4
Total current assets	669.8	670.1

Property and Equipment, at Cost:
Land	16.6	18.5
Buildings and improvements	71.5	72.8
Machinery and equipment	165.2	155.8
	253.3	247.1
Less accumulated depreciation	30.9	2.2
Total property and equipment, net	222.4	244.9

Other Assets:
Goodwill	159.0	154.8
Intangible assets, less accumulated amortization of $30.2 and $1.5, respectively	512.3	536.6
Deferred debt expense	4.0	4.1
Restricted investments and marketable securities	2.4	2.4
Other assets	6.2	6.0
	683.9	703.9
Total Assets	$1,576.1	$1,618.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)
(Dollar amounts in millions, except shares data)

	Successor
	October 2, 2010	December 31, 2009
Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term obligations	$8.5	$13.4
Current maturities of long-term debt	7.9	32.4
Long-term debt (Note G)	2.0	4.1
Accounts payable	159.4	124.5
Accrued expenses and taxes, net	211.6	174.9
Total current liabilities	389.4	349.3

Other Liabilities:
Deferred income taxes	84.8	112.6
Other	154.9	151.5
	239.7	264.1

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	777.2	835.4

Commitments and Contingencies (Note H)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none
issued and outstanding at October 2, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 15,000,000
shares issued and outstanding at October 2, 2010 and December 31, 2009	0.1	0.1
Additional paid-in capital	173.8	171.9
Accumulated deficit	(6.7)	(3.4)
Accumulated other comprehensive income	2.6	1.5
Total stockholders' investment	169.8	170.1
Total Liabilities and Stockholders' Investment	$1,576.1	$1,618.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the third quarter ended
	October 2, 2010	October 3, 2009
	(Successor)	(Predecessor)
	(Dollar amounts in millions,
	except shares and per share data)

Net Sales	$496.6	$451.8

Costs and Expenses:
Cost of products sold	361.4	321.7
Selling, general and administrative expense, net	100.1	90.2
Pre-petition reorganization items	—	6.5
Amortization of intangible assets	8.4	5.7
	469.9	424.1
Operating earnings	26.7	27.7
Interest expense	(22.9)	(37.7)
Investment income	0.1	—
Earnings (loss) before (benefit) provision for income taxes	3.9	(10.0)
(Benefit) provision for income taxes	(5.9)	2.4
Net earnings (loss)	$9.8	$(12.4)

Basic earnings (loss) per share	$0.65	$(4,133.33)

Diluted earnings (loss) per share	$0.64	$(4,133.33)

Weighted Average Common Shares:
Basic	15,000,000	3,000
Diluted	15,301,864	3,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the first nine months ended
	October 2, 2010	October 3, 2009
	(Successor)	(Predecessor)
	(Dollar amounts in millions,
	except shares and per share data)

Net Sales	$1,436.5	$1,378.6

Costs and Expenses:
Cost of products sold	1,051.5	990.9
Selling, general and administrative expense, net	298.0	286.1
Pre-petition reorganization items	—	7.4
Goodwill impairment charge	—	250.0
Amortization of intangible assets	29.0	17.6
	1,378.5	1,552.0
Operating earnings (loss)	58.0	(173.4)
Interest expense	(69.9)	(113.7)
Investment income	0.1	0.2
Loss before (benefit) provision for income taxes	(11.8)	(286.9)
(Benefit) provision for income taxes	(8.5)	3.6
Net loss	$(3.3)	$(290.5)

Basic loss per share	$(0.22)	$(96,833.33)

Diluted loss per share	$(0.22)	$(96,833.33)

Weighted Average Common Shares:
Basic	15,000,000	3,000
Diluted	15,000,000	3,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first nine months ended
	October 2, 2010	October 3, 2009
	(Successor)	(Predecessor)
	(Dollar amounts in millions)
Cash flows from operating activities:
Net loss	$(3.3)	$(290.5)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Non-cash goodwill impairment charge	—	250.0
Depreciation and amortization expense	72.7	45.8
Non-cash interest expense, net	1.4	7.5
Non-cash share-based compensation expense	1.9	0.1
Gain on sale of property and equipment	(0.2)	(0.1)
Deferred federal income tax benefit	(27.3)	(3.7)
Changes in certain assets and liabilities, net of
effects from acquisitions and dispositions:
Accounts receivable, net	(16.8)	(9.3)
Inventories	(30.9)	37.7
Prepaids and other current assets	0.4	(2.3)
Accounts payable	35.3	(14.9)
Accrued expenses and taxes	38.3	27.2
Long-term assets, liabilities and other, net	3.0	(5.6)
Total adjustments to net loss	77.8	332.4
Net cash provided by operating activities	74.5	41.9
Cash flows from investing activities:
Capital expenditures	(12.6)	(13.6)
Net cash paid for businesses acquired (Note B)	(9.2)	(14.1)
Proceeds from the sale of property and equipment	0.5	2.1
Change in restricted cash and marketable securities	1.2	(0.1)
Other, net	—	(2.9)
Net cash used in investing activities	(20.1)	(28.6)
Cash flows from financing activities:
Increase in borrowings	47.9	64.0
Payment of borrowings	(138.0)	(78.9)
Other, net	(0.7)	—
Net cash used in financing activities	(90.8)	(14.9)
Net change in unrestricted cash and cash equivalents	(36.4)	(1.6)
Unrestricted cash and cash equivalents at the beginning of the period	89.6	182.2
Unrestricted cash and cash equivalents at the end of the period	$53.2	$180.6

Supplemental disclosure of cash flow information:
Interest paid	$44.3	$75.6

Income taxes paid, net	$11.6	$11.8

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2010 AND OCTOBER 3, 2009

(A)	Basis of Presentation

Nortek, Inc. (“Nortek”) and all of its wholly-owned subsidiaries, collectively the “Company”, is a diversified manufacturer of innovative, branded residential and commercial building products, operating within four reporting segments (see Note E, “Segment Information”). Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the professional remodeling and replacement markets, the residential and commercial construction markets, the manufactured housing market and the do-it-yourself (“DIY”) market.

The Company operates on a calendar year and for its interim periods operates on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year always begins on January 1 and ends on December 31. As a result, the Company's first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The third quarters ended October 2, 2010 (“third quarter of 2010”) and October 3, 2009 (“third quarter of 2009”) each include 91 days. The first nine months ended October 2, 2010 (“first nine months of 2010”) and October 3, 2009 (“first nine months of 2009”) include 275 days and 276 days, respectively.

On December 17, 2009 (the “Effective Date”), the Company emerged from bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). In connection with its emergence from bankruptcy, the Company adopted fresh-start reporting pursuant to the provisions of Accounting Standards Codification (“ASC”) 852, “Reorganization” (“ASC 852”). The Company selected December 19, 2009 as the fresh-start reporting date since it was the closest fiscal week-end to the Effective Date of December 17, 2009 and the effect of using December 19, 2009, instead of December 17, 2009, was not material to the Company's financial condition or results of operations for the periods presented. ASC 852 requires the implementation of fresh-start reporting if the reorganization value of the assets of the entity that emerges from Chapter 11 is less than the sum of the post-petition liabilities and allowed claims, and holders of voting shares immediately before confirmation of the plan of reorganization receive less than 50 percent of the voting shares of the emerging entity. Under fresh-start reporting, a new reporting entity is deemed to be created and the assets and liabilities of the entity are reflected at their fair values.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2010 AND OCTOBER 3, 2009
(Continued)

The accompanying Successor and Predecessor unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of Nortek and all of its wholly-owned subsidiaries after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented herein not misleading. Operating results for the third quarter and first nine months ended October 2, 2010 are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2010. Certain amounts in the prior year's unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company has evaluated subsequent events for potential recognition or disclosure through the date the financial statements were issued, November 9, 2010.

It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's amended registration statement on Form 10 dated May 24, 2010 and its periodic reports filed with the Securities and Exchange Commission (“SEC”).

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 which establishes additional disclosure requirements for fair value measurements. According to the guidance, the fair value hierarchy disclosures are to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy will be required to be disclosed. These additional requirements are effective January 1, 2010 for quarterly and annual reporting. These amendments did not have an impact on the Company's results of operations or financial condition as this guidance relates only to additional disclosures (see Note I, “Fair Value”). In addition, the guidance requires more detailed disclosures of the changes in Level 3 instruments. These changes will be effective January 1, 2011 and are not expected to have a material impact on the Company's consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13 which amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence, vendor objective evidence or third-party evidence is unavailable. This guidance is effective for transactions entered into after January 1, 2011. The Company expects to adopt this guidance on January 1, 2011 and does not expect it to have a material impact on the Company's consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14 which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product's essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance must be adopted in the same period that a company adopts ASU No. 2009-13 described in the preceding paragraph. Therefore, the Company expects to adopt this guidance on January 1, 2011 and does not expect it to have a material impact on the Company's consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2010 AND OCTOBER 3, 2009
(Continued)

(B)	Acquisitions

On July 6, 2010, the Company, through its wholly-owned subsidiary, Linear LLC acquired all of the issued and outstanding membership interests of Skycam, LLC (“Luxor”) for approximately $9.1 million (utilizing approximately $7.9 million of cash and issuing an unsecured 4% subordinated note in the amount of $1.2 million due January 2012).  Luxor is an online retailer and distributor of security cameras and digital video recorders.

Contingent consideration of approximately $1.3 million related to the acquisition of certain entities was accrued for at December 31, 2009, and was paid in February 2010.  The remaining maximum potential amount of contingent consideration that may be paid in the future for all completed acquisitions is approximately $6.0 million.

Acquisitions are accounted for as purchases and accordingly have been included in the Company's consolidated results of operations since their acquisition date. The acquisition of Luxor, which is included in the HTP segment, contributed approximately $2.1 million to net sales and reduced operating earnings by approximately $0.2 million for the third quarter of 2010.

The Company has made preliminary estimates of the fair value of the assets and liabilities of Luxor, including intangible assets, as of the date of acquisition, utilizing information available at the time that the Company's unaudited condensed consolidated financial statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. The Company is in the process of appraising the fair value of intangible assets of Luxor, which is expected to be completed during the fourth quarter of 2010.

Pro forma results related to this acquisition have not been presented, as the effect is not significant to the Company's consolidated operating results.

(C)	Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings (loss), as well as unrealized gains and losses from currency translation and pension liability adjustments, net of tax.  Comprehensive income (loss) for the third quarter and first nine months of 2010 and 2009 is as follows:

	For the third quarter of		For the first nine months of
	2010	2009	2010	2009
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	(Dollar amounts in millions)
Net earnings (loss)	$9.8	$(12.4)	$(3.3)	$(290.5)
Other comprehensive income (loss):
Currency translation adjustment	3.2	4.6	1.1	8.4
Pension liability adjustment	(0.2)	0.4	—	(0.6)
Comprehensive income (loss)	$12.8	$(7.4)	$(2.2)	$(282.7)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2010 AND OCTOBER 3, 2009
(Continued)

(D)	Earnings (Loss) per Share

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

The reconciliation between basic and diluted earnings (loss) per share for the third quarter and first nine months of 2010 and 2009 is as follows:

	For the third quarter of		For the first nine months of
	2010	2009	2010	2009
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
	(Dollar amounts in millions, except shares and per share data)
Net earnings (loss)	$9.8	$(12.4)	$(3.3)	$(290.5)

Weighted average common shares
outstanding	15,000,000	3,000	15,000,000	3,000
Dilutive effect of stock options	301,864	—	—	—
Dilutive shares outstanding	15,301,864	3,000	15,000,000	3,000

Basic earnings (loss) per share	$0.65	$(4,133.33)	$(0.22)	$(96,833.33)

Diluted earnings (loss) per share	$0.64	$(4,133.33)	$(0.22)	$(96,833.33)

The effect of certain potential common share equivalents, including warrants, unvested restricted stock and stock options were excluded from the computation of diluted shares outstanding for the third quarter and first nine months of 2010, as inclusion would have been anti-dilutive.  A summary of these common share equivalents excluded from the third quarter and first nine months of 2010 is as follows:

	3rd Quarter	1st Nine Months
	of 2010	of 2010
Warrants	789,474	789,474
Restricted stock	706,481	706,481
Stock options	20,000	786,481
Total	1,515,955	2,282,436

There were no potential common share equivalents outstanding during the third quarter and first nine months of 2009.

Earnings (loss) per share for the third quarter and first nine months of 2010 is not comparable to the same periods of 2009, as all Predecessor common stock was extinguished as part of the Company’s reorganization.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2010 AND OCTOBER 3, 2009
(Continued)

(E)	Segment Information

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

The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs.  Intersegment net sales and intersegment eliminations are not material for any of the periods presented.  The financial statement impact of all fresh-start accounting and purchase accounting adjustments, including amortization of fair value allocated to inventory, property and equipment depreciation, intangible asset amortization and goodwill, are reflected in the applicable operating segment, which are the Company’s reporting units.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2010 AND OCTOBER 3, 2009
(Continued)

Unaudited net sales, operating earnings and earnings (loss) before (benefit) provision for income taxes for the Company’s reporting segments for the third quarter of 2010 and 2009 were as follows:

	For the third quarter of
	2010	2009
	(Successor)	(Predecessor)
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$146.0	$144.9
Home technology products	139.7	100.2
Residential HVAC products	119.0	112.5
Commercial HVAC products	91.9	94.2
Consolidated net sales	$496.6	$451.8

Operating earnings (loss):
Residential ventilation products (1)	$13.4	$17.5
Home technology products (2)	13.9	4.1
Residential HVAC products	4.4	6.9
Commercial HVAC products (3)	0.7	9.4
Subtotal	32.4	37.9
Pre-petition reorganization items	—	(6.5)
Unallocated, net (4)	(5.7)	(3.7)
Consolidated operating earnings	26.7	27.7
Interest expense	(22.9)	(37.7)
Investment income	0.1	—
Earnings (loss) before (benefit) provision for income taxes	$3.9	$(10.0)

(1)
For the third quarter of 2010, includes a reduction in warranty reserves of approximately $3.5 million due to a change in estimate resulting from favorable experience related to claims management improvements and an increase in product liability expense of approximately $1.3 million as compared to the third quarter of 2009.

(2)
For the third quarter of 2010, includes a gain of approximately $5.0 million related to the reversal of reserves that were previously provided in the first quarter of 2010 and the fourth quarter of 2009 (see Note H, "Commitments and Contingencies") and approximately $0.9 million of severance and other charges incurred related to the closure of certain facilities within the segment.

(3)
For the third quarter of 2010, includes a reduction in warranty reserves of approximately $1.0 million due to the Company's change in estimate of expected warranty claims. For the third quarter of 2009, includes approximately $0.7 million of severance charges incurred related to certain reduction in workforce initiatives implemented within the segment and a gain of approximately $0.8 million related to the gain on the sale of assets related to one of the Company's foreign subsidiaries.

(4)
For the third quarter of 2010, includes non-cash share-based compensation expense of approximately $0.7 million. For the third quarter of 2009, includes a gain of approximately $0.7 million related to the Company's revised estimate of a loss contingency related to an indemnification of a lease guarantee and a gain of approximately $0.7 million related to the favorable settlement of litigation during the third quarter of 2009.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2010 AND OCTOBER 3, 2009
(Continued)

Unaudited net sales, operating earnings (loss) and loss before (benefit) provision for income taxes for the Company’s reporting segments for the first nine months of 2010 and 2009 were as follows:

	For the first nine months of
	2010	2009
	(Successor)	(Predecessor)
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$453.1	$434.2
Home technology products	349.4	298.5
Residential HVAC products	361.3	332.4
Commercial HVAC products	272.7	313.5
Consolidated net sales	$1,436.5	$1,378.6

Operating earnings (loss):
Residential ventilation products (1)	$43.2	$38.4
Home technology products (2)	10.4	(241.9)
Residential HVAC products (3)	18.6	12.2
Commercial HVAC products (4)	5.3	39.3
Subtotal	77.5	(152.0)
Pre-petition reorganization items	—	(7.4)
Unallocated, net (5)	(19.5)	(14.0)
Consolidated operating earnings (loss)	58.0	(173.4)
Interest expense	(69.9)	(113.7)
Investment income	0.1	0.2
Loss before (benefit) provision for income taxes	$(11.8)	$(286.9)

(1)
For the first nine months of 2010, includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $1.4 million, a reduction in warranty reserves of approximately $3.5 million due to a change in estimate resulting from favorable experience related to claims management improvements, and an increase in product liability expense of approximately $2.7 million as compared to the first nine months of 2009. For the first nine months of 2009, includes approximately $1.9 million of severance charges incurred related to certain reduction in workforce initiatives implemented within the segment and amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.4 million.

(2)
For the first nine months of 2010, includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $9.2 million, a gain of approximately $3.0 million related to the reversal of reserves that were previously provided in the first quarter of 2010 and the fourth quarter of 2009 (see Note H, "Commitments and Contingencies") and approximately $1.5 million of severance and other charges incurred related to the closure of certain facilities within the segment. For the first nine months of 2009, includes an estimated non-cash goodwill impairment charge of approximately $250.0 million and approximately $0.6 million of severance charges incurred related to certain reduction in workforce initiatives implemented within the segment.

(3)
For the first nine months of 2010 and 2009, includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $1.0 million and $0.1 million, respectively.

(4)
For the first nine months of 2010, includes a reduction in warranty reserves of approximately $1.0 million due to the Company's change in estimate of expected warranty claims and amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.7 million. For the first nine months of 2009, includes approximately $0.7 million of severance charges incurred related to certain reduction in workforce initiatives implemented within the segment and a gain of approximately $0.6 million related to the gain on the sale of assets related to one of the Company's foreign subsidiaries.

(5)
For the first nine months of 2010, includes non-cash share-based compensation expense of approximately $1.9 million. For the first nine months of 2009, includes a gain of approximately $3.9 million related to the Company's revised estimate of a loss contingency related to an indemnification of a lease guarantee and a gain of approximately $0.7 million related to the favorable settlement of litigation during the third quarter of 2009.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2010 AND OCTOBER 3, 2009
(Continued)

(F)	Income Taxes

The Company provided for income taxes on an interim basis based upon the estimated annual effective tax rate for 2010 and 2009.  The following reconciles the federal statutory income tax rate to the effective tax rate of approximately 72.0% and (1.3)% for the first nine months of 2010 and 2009, respectively:

	For the first nine months of
	2010	2009
	(Successor)	(Predecessor)
Income tax at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
Tax benefit from capitalized research and development costs	95.8	—
Increase in valuation allowance related to deferred tax assets	(53.3)	(7.1)
Goodwill impairment	—	(28.2)
Decrease in FIN 48 reserves, including interest	9.9	0.3
State income tax provision, net of federal income tax effect	(2.2)	(0.8)
Tax effect resulting from foreign activities	(10.8)	(0.2)
Non-deductible expenses	(1.2)	(0.3)
Other, net	(1.2)	—
Income tax at effective rate	72.0%	(1.3)%

In connection with the filing of the Company’s U.S. federal tax return for the period ended December 17, 2009 in the third quarter of 2010, the Company made an election to capitalize for tax purposes research and development costs. This election resulted in the creation of a deferred tax asset that will be amortized over a 10 year period. As a result of this election, the Company recorded a deferred tax benefit of approximately $11.3 million in the third quarter of 2010.

The increase in valuation allowance relates to losses of certain foreign subsidiaries.  The Company has determined that based on the history of losses at these subsidiaries, a valuation allowance is required for these loss carry-forwards since it is more likely than not that these loss carry-forwards will not be realized.

As of January 1, 2010, the Company had a liability of approximately $22.0 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  As a result of additional provisions to the reserve during the first nine months of 2010 and reversals discussed below, the liability for uncertain tax positions at October 2, 2010 was approximately $20.4 million.  The corresponding amount of gross uncertain tax benefits was approximately $21.2 million and $22.9 million at October 2, 2010 and December 31, 2009, respectively.

As of October 2, 2010, the Company has approximately $3.5 million in unrecognized benefits relating to various state tax issues, for which the statute of limitations is expected to expire in 2010. The current period tax provision includes a reversal of approximately $0.7 million of state reserves as a result of the lapsing of the statute of limitations prior to October 2, 2010.

As of January 1, 2010, the Company had accrued liabilities of approximately $3.8 million for interest related to uncertain tax positions.  As of October 2, 2010, the total amount of accrued interest related to uncertain tax positions was approximately $3.9 million.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2010 AND OCTOBER 3, 2009
(Continued)

In the third quarter of 2010, the Company reached a settlement related to an income tax and VAT audit related to one of its foreign subsidiaries.  The total amount that the Company paid in connection with this settlement was approximately $1.7 million, of which approximately $0.9 million related to income taxes and approximately $0.8 million related to VAT.  The approximate $0.8 million related to VAT was recorded within selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations. The Company had previously established income tax reserves for these uncertain income tax positions totaling approximately $2.3 million, including interest. The income tax provision for the third quarter and first nine months of 2010 includes a reduction in these reserves of approximately $1.4 million.

(G)	Notes, Mortgage Notes and Obligations Payable

At October 2, 2010 and December 31, 2009, the Company’s Best subsidiary was not in compliance with certain maintenance covenants with respect to certain loan agreements and as a result, the Company classified approximately $2.0 million and $4.1 million of outstanding borrowings under such agreements as a current liability on its unaudited condensed consolidated balance sheet at October 2, 2010 and December 31, 2009, respectively.  The Company’s Best subsidiary has obtained letters from its lenders, which indicated that the lenders are not going to take any action related to the covenant noncompliance at this time.  The next measurement date for the maintenance covenant is for the year ended December 31, 2010 and the Company believes it is probable that Best will not be in compliance with such covenants at such time when their assessment of the required calculation is completed in the first quarter of 2011.  No assurances can be given that Best will be successful in obtaining further waivers and accordingly, the Company could be required to repay these outstanding borrowings if non-compliance is not cured or waived, as the case may be.

The indenture governing the Company’s 11% Senior Secured Notes due 2013 (the “11% Notes”) and the credit agreement for the Company’s $300.0 million asset-based revolving credit facility (the “ABL Facility”) contain certain restrictive financial and operating covenants, including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and sale of assets (all as defined in the indenture and credit agreement).  As of October 2, 2010, the Company did not have the capacity to make certain restricted payments, including dividends, under the ABL Facility.

(H)	Commitments and Contingencies

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications of approximately $8.4 million at October 2, 2010, of which approximately $5.1 million are recorded in accrued expenses and approximately $3.3 million are recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet.  At October 2, 2010, the undiscounted future payments related to these indemnifications are estimated to be approximately $9.1 million.  At December 31, 2009, the Company had recorded liabilities in relation to these indemnifications of approximately $9.2 million, of which approximately $4.6 million was recorded in accrued expenses and approximately $4.6 million was recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet.

The Company sells a number of products and offers a number of warranties including, in some instances, extended warranties for which the Company receives proceeds.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs that may be incurred under its warranties, with the exception of extended warranties, and records a liability for such costs at the time of sale.  Deferred revenue from extended warranties is recorded at estimated fair value and is amortized over the life of the warranty and periodically reviewed to ensure that the amount recorded is equal to or greater than estimated future costs.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. As a result of this assessment, the Company reduced its warranty liability by approximately $4.5 million in the third quarter of 2010. This reduction increased net income by approximately $2.8 million, or approximately $0.19 per share, for the third quarter and first nine months of 2010.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2010 AND OCTOBER 3, 2009
(Continued)

Changes in the Company’s combined short-term and long-term warranty accruals during the third quarter of 2010 and 2009 are as follows:

	For the third quarter of
	2010	2009
	(Successor)	(Predecessor)
	(Dollar amounts in millions)
Balance, beginning of the period	$57.0	$53.4
Warranties provided during the period	9.0	8.7
Settlements made during the period	(9.7)	(9.0)
Changes in liability estimate, including expirations	(3.1)	0.7
Balance, end of the period	$53.2	$53.8

Changes in the Company’s combined short-term and long-term warranty accruals during the first nine months of 2010 and 2009 are as follows:

	For the first nine months of
	2010	2009
	(Successor)	(Predecessor)
	(Dollar amounts in millions)
Balance, beginning of the period	$54.3	$51.5
Warranties provided during the period	21.8	23.1
Settlements made during the period	(20.3)	(22.3)
Changes in liability estimate, including expirations	(2.6)	1.5
Balance, end of the period	$53.2	$53.8

In the fourth quarter of 2009, two of the Company's subsidiaries in the HTP segment began shipping security products to a new customer under an agreement to manufacture and sell products with an expected net sales value of approximately $52.1 million in 2010. The agreement includes payment terms which are extended beyond the subsidiaries' normal payment terms. The Company evaluated in previous periods the credit worthiness of this customer and concluded that collectability was not reasonably assured. Based on the extended payment terms, cash basis accounting treatment is required. Accordingly, the Company has deferred revenue recognition on approximately $6.3 million and $7.2 million of sales at October 2, 2010 and December 31, 2009, respectively. Cash received in the third quarter and first nine months of 2010 totaled approximately $34.2 million and $45.8 million, respectively, and was recorded as net sales in the third quarter and first nine months of 2010. Product with a cost of approximately $4.3 million and $5.6 million at October 2, 2010 and December 31, 2009, respectively, has been shipped to this customer and is recorded in other current assets in the accompanying unaudited condensed consolidated balance sheet. In addition, at October 2, 2010, the Company has included in inventory approximately $1.7 million of products related to this customer and subsequent to October 2, 2010 it expects to ship an additional approximate $8.3 million of products during the fourth quarter of 2010. As only limited cash collection history was available in prior periods the Company recorded loss contingency reserves of approximately $5.0 million and $3.0 million as a reduction to other current assets as of July 3, 2010 and December 31, 2009, respectively. For the period from October 3, 2010 to November 8, 2010, cash collections from this customer are current and cash of approximately $4.2 million has been received. Based on the collection experience with this customer throughout 2010, the Company believes that it will be able to recover all revenue on the inventories shipped to this customer. Based on this, in the third quarter of 2010 the Company reversed the $5.0 million of reserves that was previously provided against cost of products sold.

The Company is subject to other contingencies, including legal proceedings and claims, arising out of its businesses that cover a wide range of matters including, among others, environmental matters, contract and

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2010 AND OCTOBER 3, 2009
(Continued)

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

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. It is possible, however, that results of operations for any particular future period could be materially affected by changes in the Company's assumptions or strategies related to these contingencies or changes that are not within the Company's control.

(I)	Fair Value

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

Measured on a Recurring Basis

Restricted Investments and Marketable Securities (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at October 2, 2010 or December 31, 2009.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of October 2, 2010 and December 31, 2009 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value because of their short-term nature.

Long-Term Debt -- At October 2, 2010, the fair value of the Company's long-term indebtedness was approximately $52.7 million higher than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before unamortized discount. At December 31, 2009, the fair value of the Company’s long-term indebtedness was approximately equal to the amount on the accompanying unaudited condensed consolidated balance sheet.  The fair values of the Company’s long-term obligations are determined using available market quotes.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 2, 2010 AND OCTOBER 3, 2009
(Continued)

(J)	Pension, Profit Sharing & Other Post-Retirement Benefits

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $1.3 million and $1.6 million for the third quarter of 2010 and 2009, respectively, and aggregated approximately $3.2 million and $4.9 million for the first nine months of 2010 and 2009, respectively.

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At October 2, 2010, the Company estimated that approximately $4.3 million would be contributed to the Company's defined benefit pension plans in 2010, of which approximately $3.7 million was contributed through the first nine months of 2010.

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the third quarter of 2010 and 2009 consists of the following components:

	For the third quarter of
	2010	2009
	(Successor)	(Predecessor)
	(Dollar amounts in millions)
Service cost	$0.1	$0.1
Interest cost	2.2	2.3
Expected return on plan assets	(2.1)	(1.8)
Recognized actuarial loss	—	0.2
Net periodic benefit cost	$0.2	$0.8

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the first nine months of 2010 and 2009 consists of the following components:

	For the first nine months of
	2010	2009
	(Successor)	(Predecessor)
	(Dollar amounts in millions)
Service cost	$0.3	$0.4
Interest cost	6.6	6.9
Expected return on plan assets	(6.3)	(5.5)
Recognized actuarial loss	—	0.5
Net periodic benefit cost	$0.6	$2.3

The Company's unaudited net periodic benefit cost for its post-retirement health benefit plans for the first nine months of 2010 was approximately $0.2 million and consisted solely of interest costs. The Company's unaudited net periodic benefit cost for its post-retirement health benefit plans for the first nine months of 2009 was approximately $0.1 million and consisted of approximately $0.2 million of interest costs, offset by approximately $0.1 million of amortization of prior service costs. There were no net periodic benefit costs for the Company's post-retirement health benefit plans for either the third quarter of 2010 or 2009.

(K)	Restructuring Charges

During 2010, the Company announced the formation of its new audio visual control company within the HTP segment called, The AVC Group, LLC ("The AVC Group"). Upon the formation of The AVC Group, the operations of Niles Audio Corporation, Elan Home Systems, L.L.C and Xantech LLC were combined to improve the overall operational efficiencies of these companies. In conjunction with the formation of The AVC Group, the Company is in the process of consolidating and shutting down certain of its facilities and, as a result, recorded net expenses of approximately $0.4 million within selling, general and administrative expense, net ("SG&A") for the third quarter and first nine months of 2010, consisting of severance and other expenses. The Company anticipates recording additional expenses related to severance and other costs associated with this activity of approximately $3.8 million through the first half of 2011.

In addition, the Company is in the process of shutting down its Imerge Limited and Aigis Mechtronics, Inc. ("Aigis") facilities within the HTP segment. As a result, during the third quarter and first nine months of 2010 the Company has recorded expenses of approximately $0.3 million and $0.9 million, respectively, within SG&A related to severance and other costs. The Company anticipates recording additional expenses associated with the closure of Aigis of approximately $0.8 million through the first half of 2011.

The following table sets forth restructuring activity in accordance with ASC 420, “Exit or Disposal Cost Obligations" (“ASC 420”) in the accompanying unaudited condensed consolidated statement of operations for the periods presented. All costs have been included in selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations of the Company.

	Employee		Total
	Separation		Restructuring
	Expenses	Other	Costs
	(Dollar amounts in millions)

Balance at December 31, 2009	$0.4	$1.4	$1.8
Provision	0.2	—	0.2
Payments and asset write downs	(0.4)	—	(0.4)
Balance at April 3, 2010	$0.2	$1.4	$1.6
Provision	0.7	—	0.7
Payments and asset write downs	(0.5)	(1.3)	(1.8)
Balance at July 3, 2010	$0.4	$0.1	$0.5
Provision	0.7	0.2	0.9
Payments and asset write downs	(0.4)	(0.2)	(0.6)
Other	0.1	0.2	0.3
Balance at October 2, 2010	$0.8	$0.3	$1.1

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other restructuring costs include expenses associated with terminating other contractual arrangements, costs to prepare facilities for closure, and costs to move equipment and products to other facilities.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009

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

Basis of Presentation

We operate on a calendar year and for interim periods operate on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday.  Our fiscal year always begins on January 1 and ends on December 31.  As a result, our first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days.  The third quarters ended October 2, 2010 (“third quarter of 2010”) and October 3, 2009 (“third quarter of 2009”) each include 91 days. The first nine months ended October 2, 2010 (“ first nine months of 2010”) and October 3, 2009 (“first nine months of 2009”) include 275 days and 276 days, respectively.

On December 17, 2009 (the “Effective Date”), we emerged from bankruptcy proceedings under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”).  In connection with our emergence from bankruptcy, we adopted fresh-

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

start reporting pursuant to the provisions of Accounting Standards Codification (“ASC”) 852, “Reorganization” (“ASC 852”).  We selected December 19, 2009 as the fresh-start reporting date since it was the closest fiscal week-end to the Effective Date of December 17, 2009 and the effect of using December 19, 2009, instead of December 17, 2009, was not material to our financial condition or results of operations for the periods presented.  ASC 852 requires the implementation of fresh-start reporting if the reorganization value of the assets of the entity that emerges from Chapter 11 is less than the sum of the post-petition liabilities and allowed claims, and holders of voting shares immediately before confirmation of the plan of reorganization receive less than 50 percent of the voting shares of the emerging entity.  Under fresh-start reporting, a new reporting entity is deemed to be created and the assets and liabilities of the entity are reflected at their fair values.

Accordingly, our consolidated financial statements subsequent to emergence from Chapter 11 are not comparable to our consolidated financial statements prior to emergence from Chapter 11.  References to the “Successor” refer to periods subsequent to December 20, 2009 and references to the “Predecessor” refer to periods prior to December 19, 2009.  Operating results for the third quarter and first nine months ended October 2, 2010 are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2010.

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

The severe impact of the worldwide crisis in the credit and financial markets in 2009, the instability in the troubled mortgage market, the level of unemployment and the decline in home values have had a negative impact on residential and non-residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures. These factors had an adverse effect on our operating results for 2009 and have continued through the first nine months of 2010.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

Changes in key industry activity levels affecting our businesses in the United States for the third quarter and first nine months of 2010, the fourth quarter of 2009 and the full year of 2009 as compared to the same periods of 2009 and 2008, respectively, were as follows:

		% Increase (Decrease)
	Source	3rd Quarter	1st Nine	4th Quarter	Full Year
	of Data	2010	Months 2010	2009	2009
Private residential construction spending	1	(4)%	—%	(20)%	(30)%
Total housing starts	1	(1)%	9%	(20)%	(39)%
New home sales	1	(27)%	(11)%	(2)%	(23)%
Existing home sales	2	(21)%	1%	26%	5%
Residential improvement spending	1	(3)%	6%	(1)%	(7)%
Central air conditioning and heat pump shipments	3	(8)%	1%	15%	(12)%
Private non-residential construction spending	1	(25)%	(26)%	(23)%	(15)%
Manufactured housing shipments	1	2%	6%	(27)%	(39)%
Residential fixed investment spending	4	(6)%	(3)%	(13)%	(23)%

Source of data:

(1)U.S. Census Bureau
(2)National Association of Realtors
(3)Air Conditioning and Refrigeration Institute
(4)U.S. Bureau of Economic Analysis

In addition, according to the Canada Mortgage and Housing Corporation, Canadian housing starts increased approximately 23% and 40% in the third quarter and first nine months of 2010, respectively, as compared to the third quarter and first nine months of 2009, and decreased approximately 1% and 29% in the fourth quarter and full year of 2009 as compared to the same periods of 2008.

The demand for certain of our products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during winter months usually reduces the level of building and remodeling activity in both home improvement and new construction markets, thereby reducing our sales levels during the first and fourth quarters.

We are subject to the effects of changing prices and the impact of inflation which could have a significant adverse effect on our results of operations for the periods presented. In some circumstances, market conditions or customer expectations may prevent us from increasing the prices of our products to offset inflationary or other pricing pressures. During the third quarter and first nine months of 2010, we experienced higher material costs as a percentage of net sales as compared to the same periods of 2009 related primarily to changes in product mix, as well as from higher prices related to the purchases of copper, aluminum, steel and purchased components. The change in material costs as a percentage of net sales also reflects the effect of changes in sales prices, as well as the effect of changes in productivity levels. As noted previously, in the third quarter, and to a lesser extent, in the first nine months of 2010, the Company experienced higher commodity prices as compared to the same periods of 2009. The Company anticipates that commodity prices for the fourth quarter of 2010 will continue to increase as compared to the first nine months of 2010 and the fourth quarter of 2009. Additionally, during the third quarter and first nine months of 2010, we experienced increased freight costs due to increased ocean freight costs, as well as increased diesel fuel costs, as compared to the same periods of 2009, along with increased costs due to increased sales volume. Continued strategic sourcing initiatives and improvements in manufacturing efficiency, as well as sales price increases, help mitigate fluctuations in these costs.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

Outlook

We expect the challenging overall market conditions that affect our business to continue in the fourth quarter of 2010. The weak economy and credit markets are expected to continue to impact the level of residential and non-residential new construction, as well as consumer confidence and the related spending on home remodeling and repairs. In the second half of 2009 and first half of 2010, we believe certain governmental incentives and policies resulted in higher sales levels of existing homes and new housing starts, which in turn resulted in increased sales volume for certain of our products. In the third quarter of 2010, certain of our businesses experienced lower sales levels than over the first half of 2010. There can be no assurance that increased levels of housing activity will occur in the foreseeable future and as a result we may experience further declines in sales until such time as unemployment rates significantly decline and consumer confidence improves.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

Results of Operations

The following table presents the financial information for our reporting segments for the third quarter of 2010 and 2009:

	For the third quarter of
	2010	2009	Net Change
	(Successor)	(Predecessor)	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$146.0	$144.9	$1.1	0.8%
Home technology products	139.7	100.2	39.5	39.4
Residential HVAC products	119.0	112.5	6.5	5.8
Commercial HVAC products	91.9	94.2	(2.3)	(2.4)
Consolidated net sales	$496.6	$451.8	$44.8	9.9%
Operating earnings (loss):
Residential ventilation products (1)	$13.4	$17.5	$(4.1)	(23.4)%
Home technology products (2)	13.9	4.1	9.8	*
Residential HVAC products	4.4	6.9	(2.5)	(36.2)
Commercial HVAC products (3)	0.7	9.4	(8.7)	(92.6)
Subtotal	32.4	37.9	(5.5)	(14.5)
Pre-petition reorganization items	—	(6.5)	6.5	100.0
Unallocated, net (4)	(5.7)	(3.7)	(2.0)	(54.1)
Consolidated operating earnings	$26.7	$27.7	$(1.0)	(3.6)%
Depreciation and amortization expense:
Residential ventilation products	$8.0	$5.0	$3.0	60.0%
Home technology products	4.3	3.9	0.4	10.3
Residential HVAC products	3.8	2.5	1.3	52.0
Commercial HVAC products	3.0	2.8	0.2	7.1
Unallocated	0.1	—	0.1	*
Consolidated depreciation and amortization expense	$19.2	$14.2	$5.0	35.2%
Operating earnings margin:
Residential ventilation products (1)	9.2%	12.1%
Home technology products (2)	9.9	4.1
Residential HVAC products	3.7	6.1
Commercial HVAC products (3)	0.8	10.0
Consolidated	5.4%	6.1%
Depreciation and amortization expense as a % of net sales:
Residential ventilation products	5.5%	3.5%
Home technology products	3.1	3.9
Residential HVAC products	3.2	2.2
Commercial HVAC products	3.3	3.0
Consolidated	3.9%	3.1%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

*	not meaningful or not applicable

(1)
For the third quarter of 2010, includes a reduction in warranty reserves of approximately $3.5 million due to a change in estimate resulting from favorable experience related to claims management improvements and an increase in product liability expense of approximately $1.3 million as compared to the third quarter of 2009.

(2)
For the third quarter of 2010, includes a gain of approximately $5.0 million related to the reversal of reserves that were previously provided in the first quarter of 2010 and the fourth quarter of 2009 and approximately $0.9 million of severance and other charges incurred related to the closure of certain facilities within the segment.

(3)
For the third quarter of 2010, includes a reduction in warranty reserves of approximately $1.0 million due to the Company's change in estimate of expected warranty claims. For the third quarter of 2009, includes approximately $0.7 million of severance charges incurred related to certain reduction in workforce initiatives implemented within the segment and a gain of approximately $0.8 million related to the gain on the sale of assets related to one of the Company's foreign subsidiaries.

(4)
For the third quarter of 2010, includes non-cash share-based compensation expense of approximately $0.7 million. For the third quarter of 2009, includes a gain of approximately $0.7 million related to the Company's revised estimate of a loss contingency related to an indemnification of a lease guarantee and a gain of approximately $0.7 million related to the favorable settlement of litigation during the third quarter of 2009.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

The following table presents the financial information for our reporting segments for the first nine months of 2010 and 2009:

	For the first nine months of
	2010	2009	Net Change
	(Successor)	(Predecessor)	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$453.1	$434.2	$18.9	4.4%
Home technology products	349.4	298.5	50.9	17.1
Residential HVAC products	361.3	332.4	28.9	8.7
Commercial HVAC products	272.7	313.5	(40.8)	(13.0)
Consolidated net sales	$1,436.5	$1,378.6	$57.9	4.2%
Operating earnings (loss):
Residential ventilation products (1)	$43.2	$38.4	$4.8	12.5%
Home technology products (2)	10.4	(241.9)	252.3	*
Residential HVAC products	18.6	12.2	6.4	52.5
Commercial HVAC products (3)	5.3	39.3	(34.0)	(86.5)
Subtotal	77.5	(152.0)	229.5	*
Pre-petition reorganization items	—	(7.4)	7.4	100.0
Unallocated, net (4)	(19.5)	(14.0)	(5.5)	(39.3)
Consolidated operating earnings (loss)	$58.0	$(173.4)	$231.4	*%
Depreciation and amortization expense:
Residential ventilation products (5)	$26.3	$15.9	$10.4	65.4%
Home technology products (6)	20.4	12.7	7.7	60.6
Residential HVAC products (7)	12.4	8.6	3.8	44.2
Commercial HVAC products (8)	13.4	8.3	5.1	61.4
Unallocated	0.2	0.3	(0.1)	(33.3)
Consolidated depreciation and amortization expense	$72.7	$45.8	$26.9	58.7%
Operating earnings (loss) margin:
Residential ventilation products (1)	9.5%	8.8%
Home technology products (2)	3.0	(81.0)
Residential HVAC products	5.1	3.7
Commercial HVAC products (3)	1.9	12.5
Consolidated	4.1%	(12.6)%
Depreciation and amortization expense as a % of net sales:
Residential ventilation products (5)	5.8%	3.7%
Home technology products (6)	5.8	4.3
Residential HVAC products (7)	3.4	2.6
Commercial HVAC products (8)	4.9	2.6
Consolidated	5.1%	3.3%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

*	not meaningful or not applicable

(1)    For the first nine months of 2010, includes a reduction in warranty reserves of approximately $3.5 million due to a change in estimate resulting from favorable experience related to claims management improvements and an increase in product liability expense of approximately $2.7 million as compared to the first nine months of 2009. For the first nine months of 2009, includes approximately $1.9 million of severance charges incurred related to certain reduction in workforce initiatives implemented within the segment.

(2)    For the first nine months of 2010, includes a gain of approximately $3.0 million related to the reversal of reserves that were previously provided in the first quarter of 2010 and the fourth quarter of 2009 and approximately $1.5 million of severance and other charges incurred related to the closure of certain facilities within the segment. For the first nine months of 2009, includes an estimated non-cash goodwill impairment charge of approximately $250.0 million and approximately $0.6 million of severance charges incurred related to certain reduction in workforce initiatives implemented within the segment.

(3)    For the first nine months of 2010, includes a reduction in warranty reserves of approximately $1.0 million due to the Company's change in estimate of expected warranty claims. For the first nine months of 2009, includes approximately $0.7 million of severance charges incurred related to certain reduction in workforce initiatives implemented within the segment and a gain of approximately $0.6 million related to the gain on the sale of assets related to one of the Company's foreign subsidiaries.

(4)    For the first nine months of 2010, includes non-cash share-based compensation expense of approximately $1.9 million. For the first nine months of 2009, includes a gain of approximately $3.9 million related to the Company's revised estimate of a loss contingency related to an indemnification of a lease guarantee and a gain of approximately $0.7 million related to the favorable settlement of litigation during the third quarter of 2009.

(5)    For the first nine months of 2010 and 2009, includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $1.4 million and $0.4 million, respectively.

(6)    For the first nine months of 2010, includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $9.2 million.

(7)    For the first nine months of 2010 and 2009, includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $1.0 million and $0.1 million, respectively.

(8)    For the first nine months of 2010, includes amortization of fair value allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.7 million.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

The following table presents our financial information for the third quarter of 2010 and 2009.  The results of operations for the third quarter of 2010 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

	For the third quarter of		Net Change
	2010	2009	in Earnings
	(Successor)	(Predecessor)	$	%
	(Dollar amounts in millions)
Net Sales	$496.6	$451.8	$44.8	9.9%
Cost of products sold	361.4	321.7	(39.7)	(12.3)
Selling, general and administrative expense, net	100.1	90.2	(9.9)	(11.0)
Pre-petition reorganization items	—	6.5	6.5	100.0
Amortization of intangible assets	8.4	5.7	(2.7)	(47.4)
Operating earnings	26.7	27.7	(1.0)	(3.6)
Interest expense	(22.9)	(37.7)	14.8	39.3
Investment income	0.1	—	0.1	*
Earnings (loss) before (benefit) provision for income taxes	3.9	(10.0)	13.9	*
(Benefit) provision for income taxes	(5.9)	2.4	8.3	*
Net earnings (loss)	$9.8	$(12.4)	$22.2	*%

	Percentage of net sales for
	the third quarter of
	2010	2009	Net Change
	(Successor)	(Predecessor)	in Percentage
Net Sales	100.0%	100.0%	—%
Cost of products sold	72.8	71.2	(1.6)
Selling, general and administrative expense, net	20.2	20.0	(0.2)
Pre-petition reorganization items	—	1.4	1.4
Amortization of intangible assets	1.6	1.3	(0.3)
Operating earnings	5.4	6.1	(0.7)
Interest expense	(4.6)	(8.3)	3.7
Earnings (loss) before (benefit) provision for income taxes	0.8	(2.2)	3.0
(Benefit) provision for income taxes	(1.2)	0.5	1.7
Net earnings (loss)	2.0%	(2.7)%	4.7%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

The following table presents our financial information for the first nine months of 2010 and 2009.  The results of operations for the first nine months of 2010 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

	For the first nine months of		Net Change
	2010	2009	in Earnings
	(Successor)	(Predecessor)	$	%
	(Dollar amounts in millions)
Net Sales	$1,436.5	$1,378.6	$57.9	4.2%
Cost of products sold	1,051.5	990.9	(60.6)	(6.1)
Selling, general and administrative expense, net	298.0	286.1	(11.9)	(4.2)
Pre-petition reorganization items	—	7.4	7.4	100.0
Goodwill impairment charge	—	250.0	250.0	100.0
Amortization of intangible assets	29.0	17.6	(11.4)	(64.8)
Operating earnings (loss)	58.0	(173.4)	231.4	*
Interest expense	(69.9)	(113.7)	43.8	38.5
Investment income	0.1	0.2	(0.1)	(50.0)
Loss before (benefit) provision for income taxes	(11.8)	(286.9)	275.1	95.9
(Benefit) provision for income taxes	(8.5)	3.6	12.1	*
Net loss	$(3.3)	$(290.5)	$287.2	98.9%

	Percentage of net sales for
	the first nine months of
	2010	2009	Net Change
	(Successor)	(Predecessor)	in Percentage
Net Sales	100.0%	100.0%	—%
Cost of products sold	73.2	71.9	(1.3)
Selling, general and administrative expense, net	20.7	20.8	0.1
Pre-petition reorganization items	—	0.5	0.5
Goodwill impairment charge	—	18.1	18.1
Amortization of intangible assets	2.0	1.3	(0.7)
Operating earnings (loss)	4.1	(12.6)	16.7
Interest expense	(4.9)	(8.2)	3.3
Loss before (benefit) provision for income taxes	(0.8)	(20.8)	20.0
(Benefit) provision for income taxes	(0.6)	0.3	0.9
Net loss	(0.2)%	(21.1)%	20.9%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

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

Third quarter and first nine months ended October 2, 2010 as compared to the third quarter and first nine months ended October 3, 2009

Net Sales.  As discussed further in the following paragraphs, net sales for the third quarter of 2010 increased by approximately $44.8 million, or 9.9%, as compared to the third quarter of 2009 and increased approximately $57.9 million, or 4.2%, for the first nine months of 2010 as compared to the first nine months of 2009.  The effect of changes in foreign currency exchange rates increased net sales by approximately $1.7 million and $15.6 million in the third quarter and first nine months of 2010, respectively, and the effect of acquisitions increased net sales by approximately $2.1 million in both the third quarter and first nine months of 2010.  Excluding the effect of changes in foreign currency exchange rates and acquisitions, net sales for the third quarter of 2010 increased by approximately $41.0 million as compared to the third quarter of 2009 while net sales for the first nine months of 2010 increased approximately $40.2 million as compared to the first nine months of 2009.

In the RVP segment, net sales for the third quarter of 2010 increased approximately $1.1 million, or 0.8%, as compared to the third quarter of 2009 and increased approximately $18.9 million, or 4.4%, for the first nine months of 2010 as compared to the first nine months of 2009.  Net sales in the RVP segment for the third quarter and first nine months of 2010 reflect an increase of approximately $0.5 million and $8.9 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of these changes in foreign currency exchange rates, net sales in the RVP segment for the third quarter and first nine months of 2010 increased approximately $0.6 million and $10.0 million, respectively, as compared to the same periods of 2009. Excluding the effect of changes in foreign currency exchange rates, the change in net sales for the third quarter of 2010 is primarily the result of an increase in the RVP segment’s European business of approximately $0.8 million, offset by a decrease in its North American business of approximately $0.2 million.  Excluding the effect of changes in foreign currency exchange rates, the change in net sales for first nine months of 2010 is the result of an increase in the RVP segment’s North American business of approximately $13.1 million, offset by a decrease in its European business of approximately $3.1 million.  The increase in the North American business for the first nine months of 2010 is, in part, the result of an increase in total housing starts in both the United States and Canada, and an increase in residential remodeling and replacement activity.  In the first nine months of 2010, housing starts in the United States and Canada increased approximately 9% and 40%, respectively.  The products sold by this segment are typically installed in the later stages of new home construction.  The decrease in the RVP segment’s European range hood business for the first nine months of 2010 is primarily the result of the global economic downturn.

Kitchen range hoods and bathroom exhaust fans are the largest product categories sold in the RVP segment, accounting for approximately 79% of the RVP segment’s total sales for both the third quarter and first nine months of 2010 and accounting for approximately 78% and 79% of the segment’s sales for the third quarter and first nine months of 2009, respectively.  Sales of kitchen range hoods and bathroom exhaust fans for the RVP segment’s domestic subsidiaries decreased approximately 2.6% in the third quarter of 2010 and increased approximately 2.5% in the first nine months of 2010. Excluding the effect of changes in foreign currency exchange rates, sales of kitchen range hoods and bathroom exhaust fans for the RVP segment’s foreign subsidiaries increased approximately 5.5% and 3.5% in the third quarter and first nine months of 2010, respectively.

In the HTP segment, net sales for the third quarter of 2010 increased approximately $39.5 million, or 39.4%, as compared to the third quarter of 2009 and increased approximately $50.9 million, or 17.1%, in the first nine months of 2010 as compared to the first nine months of 2009.  This increase is primarily related to a new customer, which contributed approximately $34.2 million and $45.8 million to net sales for the segment during the third quarter and first nine months of 2010, respectively, and the effect of an acquisition which contributed approximately $2.1 million of net sales in both the third quarter and first nine months of 2010.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

In the R-HVAC segment, net sales for the third quarter of 2010 increased approximately $6.5 million, or 5.8%, as compared to the third quarter of 2009 and increased approximately $28.9 million, or 8.7%, in the first nine months of 2010 as compared to the first nine months of 2009.  The increase in the first nine months of 2010 is driven largely by the increase in industry shipments for central air conditioners and heat pumps, as well as increased demand for heating products due to lower than normal temperatures in certain parts of the United States during the first quarter of 2010.  Federal tax credits for high efficiency products are believed to have contributed favorably to the mix of products sold.  Our net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 4.9% and 5.4% of our consolidated net sales for the third quarter of 2010 and 2009, respectively, and constituted approximately 5.1% and 4.4% of our consolidated net sales for the first nine months of 2010 and 2009, respectively.  Sales growth year over year in this market is the result of an increase in new home sales, in part spurred by new home buyer tax credits and certain state funds directed toward replacing and upgrading the efficiency of HVAC equipment in existing homes principally in the first half of 2010.

In the C-HVAC segment, net sales for the third quarter of 2010 decreased approximately $2.3 million, or 2.4%, as compared to the third quarter of 2009 and decreased approximately $40.8 million, or 13.0%, in the first nine months of 2010 as compared to the first nine months of 2009.  Net sales in the C-HVAC segment for the third quarter and first nine months of 2010 include an increase of approximately $1.2 million and $6.7 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the C-HVAC segment for the third quarter and first nine months of 2010 decreased approximately $3.5 million and $47.5 million, respectively.  This decrease is primarily the result of a decline in the non-residential construction and retro-fit markets, and lower prices on contracts negotiated in 2009 and 2010 and delivered in the first nine months of 2010.  The decrease in the first nine months of 2010 is also the result of approximately $3.9 million of net sales recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs or expenses.  Backlog for C-HVAC products was approximately $167.9 million at October 2, 2010, approximately $150.7 million at December 31, 2009 and approximately $156.8 million at October 3, 2009.  The increase in backlog at October 2, 2010 as compared to December 31, 2009 reflects an increase in orders during the first nine months of 2010 principally for jobs expected to be delivered during the balance of 2010 and the first half of 2011.

Foreign net sales, which are attributed based on the location of our subsidiary responsible for the sale, were approximately 19.9% and 19.0% of consolidated net sales for the third quarter of 2010 and 2009, respectively, and were approximately 20.2% and 19.5% of consolidated net sales for the first nine months of 2010 and 2009, respectively.  Net sales from our Canadian subsidiaries were approximately 11.6% and 10.6% of consolidated net sales for both the third quarter and first nine months of 2010 and 2009, respectively.  Net sales from our Canadian subsidiaries include net sales from the RVP and C-HVAC segments.  Net sales from our European subsidiaries were approximately 5.7% and 6.5% of consolidated net sales for the third quarter of 2010 and 2009, respectively, and were approximately 6.3% and 6.8% of consolidated net sales for the first nine months of 2010 and 2009, respectively.  Net sales from our European subsidiaries include net sales primarily from the RVP and C-HVAC segments.

Cost of Products Sold.  Consolidated cost of products sold (“COGS”) for the third quarter of 2010 was approximately $361.4 million as compared to approximately $321.7 million for the third quarter of 2009 and was approximately $1,051.5 million for the first nine months of 2010 as compared to approximately $990.9 million for the first nine months of 2009.  For the third quarter and first nine months of 2010, COGS includes (1) a non-cash charge of approximately $12.3 million in the first nine months of 2010 related to the amortization of fair value allocated to inventory, (2) a reduction in warranty reserves of approximately $4.5 million due to the Company's change in estimate of expected warranty claims within the RVP and C-HVAC segments, (3) an increase of approximately $1.2 million and $11.2 million, respectively, related to the effect of changes in foreign currency exchange rates, (4) an increase of approximately $1.0 million related to an acquisition within the HTP segment during the third quarter of 2010, (5) a gain of approximately $5.0 million and $3.0 million related to the reversal of reserves that were previously provided in the first quarter of 2010 and the fourth quarter of 2009 in the HTP segment and (6) an increase in product liability expense in the RVP segment of approximately $1.3 million and $2.7 million, respectively, as compared to the same periods of 2009.  For the first nine months of 2009, COGS includes approximately $1.5 million of severance charges related to certain reduction in workforce initiatives implemented in all four segments. Excluding the effect of these items, COGS for the third quarter and first nine months of 2010 increased approximately $45.7 million and $42.4 million, respectively, as compared to the same periods of 2009.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

COGS as a percentage of net sales increased from approximately 71.2% for the third quarter of 2009 to approximately 72.8% for the third quarter of 2010 and increased from approximately 71.9% for the first nine months of 2009 to approximately 73.2% for the first nine months of 2010.  These changes are primarily due to the factors described above and below.

We continually review the costs of our product lines and look for opportunities to help offset the rising costs of raw materials and transportation when possible.

Overall, consolidated material costs for the third quarter of 2010 were approximately $248.5 million, or 50.1% of net sales, as compared to approximately $204.1 million, or 45.2% of net sales, for the third quarter of 2009.  Consolidated material costs for the first nine months of 2010 were approximately $684.6 million, or 47.7% of net sales, as compared to approximately $630.5 million, or 45.7% of net sales, for the first nine months of 2009.  During the third quarter and first nine months of 2010, we experienced higher material costs as a percentage of net sales as compared to the same periods of 2009 related primarily to changes in product mix, as well as from higher prices related to the purchases of copper, aluminum, steel and purchased components.  A portion of these increases was offset by strategic sourcing initiatives and improvements in manufacturing processes.

As noted previously, in the third quarter, and to a lesser extent, in the first nine months of 2010, the Company experienced higher commodity prices as compared to the same periods of 2009 primarily related to the purchase of steel, copper and aluminum, as well as certain purchased components, including compressors and, in the third quarter of 2010, motors. The Company anticipates that commodity prices for the fourth quarter of 2010 will continue to increase as compared to the first nine months of 2010 and the fourth quarter of 2009. Should these price levels continue or increase further there can be no assurance that we will be able to sufficiently increase sales prices to offset the adverse effect on earnings from rising material costs.

Direct labor costs for the third quarter of 2010 were approximately $28.3 million, or 5.7% of net sales, as compared to approximately $25.8 million, or 5.7% of net sales, for the third quarter of 2009.  Direct labor costs for the first nine months of 2010 were approximately $82.0 million, or 5.7% of net sales, as compared to approximately $81.5 million, or 5.9% of net sales, for the first nine months of 2009.  The decrease in direct labor costs, as a percentage of net sales, in the first nine months of 2010 as compared to the same period of 2009 is primarily the result of headcount reductions.

Overhead and other costs, including freight, for the third quarter of 2010 were approximately $84.6 million, or 17.0% of net sales, as compared to approximately $91.8 million, or 20.3% of net sales, for the third quarter of 2009.  Overhead and other costs, including freight, for the first nine months of 2010 were approximately $284.9 million, or 19.8% of net sales, as compared to approximately $278.9 million, or 20.3% of net sales, for the first nine months of 2009.  The decrease in the percentage of overhead and other costs to net sales for the third quarter and first nine months of 2010 is primarily the result of an increase in net sales without a proportionate increase in costs, primarily related to the fixed nature of certain overhead costs. Overhead and other costs for the third quarter and first nine months of 2010 also includes (1) a non-cash charge of approximately $12.3 million in the first nine months of 2010 related to the amortization of fair value allocated to inventory and approximately $1.9 million and $4.4 million of increased depreciation expense, mostly due to fresh-start accounting, in the third quarter and first nine months of 2010 as compared to the same periods of 2009, (2) a reduction in warranty reserves of approximately $4.5 million due to the Company's change in estimate of expected warranty claims within the RVP and C-HVAC segments, (3) a gain of approximately $5.0 million and $3.0 million related to the reversal of reserves that were previously provided in the first quarter of 2010 and the fourth quarter of 2009 in the HTP segment and (4) an increase in product liability expense in the RVP segment of approximately $1.3 million and $2.7 million, respectively, as compared to the same periods of 2009.

Freight costs were approximately 4.7% and 4.4% of net sales for the third quarter of 2010 and 2009, respectively, and were approximately 5.0% and 4.6% of net sales for the first nine months of 2010 and 2009, respectively.  During the third quarter and first nine months of 2010, we experienced increased freight costs due to increased ocean freight costs, as well as increased diesel fuel costs, as compared to the comparable periods of 2009.  Continued strategic sourcing initiatives and other cost reduction measures help mitigate fluctuations in freight costs.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

Overall, changes in COGS (including material, direct labor, overhead and freight costs) as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices and material costs, as well as changes in productivity levels.

In the RVP segment, COGS for the third quarter of 2010 was approximately $103.9 million, or 71.2% of the segment’s net sales, as compared to approximately $102.3 million, or 70.6% of the segment’s net sales, for the third quarter of 2009.  In the RVP segment, COGS for the first nine months of 2010 was approximately $320.2 million, or 70.7% of the segment’s net sales, as compared to approximately $318.0 million, or 73.2% of the segment’s net sales, for the first nine months of of 2009.  The increase in the percentage of COGS to net sales in the third quarter of 2010 primarily reflects an increase in material costs as a percentage of net sales resulting primarily from higher prices related to the purchase of steel and certain purchased components, as well as an increase in direct labor costs as a percentage of net sales. The decrease in the percentage of COGS to net sales in the first nine months of 2010 primarily reflects a decrease in material costs as a percentage of net sales, mostly in the first half of 2010, resulting primarily from lower prices, in part from strategic sourcing initiatives, related to the purchase of steel, and to a lesser extent a decrease in overhead costs as a percentage of net sales.  In the RVP segment, overhead and other costs, including freight, for the third quarter of 2010 were approximately $35.8 million, or 24.5% of the segment’s net sales, as compared to approximately $36.1 million, or 24.9% of the segment’s net sales, for the third quarter of 2009.  In the RVP segment, overhead and other costs, including freight, for the first nine months of 2010 were approximately $112.4 million, or 24.8% of the segment’s net sales, as compared to approximately $111.1 million, or 25.6% of the segment’s net sales, for the first nine months of 2009.  The decrease in overhead costs as a percentage of net sales for the third quarter and first nine months of 2010 over the same periods of 2009 primarily relate to increased sales without a proportionate increase in overhead costs, partially offset by higher freight costs.

COGS in the RVP segment for the third quarter and first nine months of 2010 also reflects (1) a reduction in warranty reserves of approximately $3.5 million due to a change in estimate resulting from favorable experience related to claims management improvements, (2) an increase of approximately $0.1 million and $5.7 million, respectively, related to the effect of changes in foreign currency exchange rates, (3) an increase in product liability expense of approximately $1.3 million and $2.7 million, respectively, as compared to the same periods of 2009 and (4) a non-cash charge of approximately $1.4 million recorded in the first nine months of 2010 related to the amortization of fair value allocated to inventory.

In the HTP segment, COGS for the third quarter of 2010 was approximately $84.0 million, or 60.1% of the segment’s net sales, as compared to approximately $58.8 million, or 58.7% of the segment’s net sales, for the third quarter of 2009.  In the HTP segment, COGS for the first nine months of 2010 was approximately $219.6 million, or 62.9% of the segment’s net sales, as compared to approximately $175.3 million, or 58.7% of the segment’s net sales, for the first nine months of 2009.  The increase in the percentage of COGS to net sales for the third quarter and first nine months of 2010 was primarily the result of an increase in material costs as a percentage of net sales primarily due to a change in product mix.  In the HTP segment, overhead and other costs, including freight, for the third quarter of 2010 were approximately $9.2 million, or 6.6% of the segment’s net sales, as compared to approximately $13.0 million, or 13.0% of the segment’s net sales, for the third quarter of 2009.  In the HTP segment, overhead and other costs, including freight, for the first nine months of 2010 were approximately $46.0 million, or 13.2% of the segment’s net sales, as compared to approximately $41.5 million, or 13.9% of the segment’s net sales, for the first nine months of 2009.  The decrease in the percentage of overhead costs to net sales for the third quarter and first nine months of 2010 is primarily the result of a gain of approximately $5.0 million and $3.0 million, respectively, related to the reversal of reserves that were previously provided in the first quarter of 2010 and the fourth quarter of 2009, and in the third quarter of 2010 also reflects an increase in net sales without a proportionate increase in overhead costs. In the HTP segment, COGS for the third quarter and first nine months of 2010 also includes (1) an increase of approximately $1.0 million related to an acquisition during the third quarter of 2010 and (2) a non-cash charge of approximately $9.2 million in the first nine months of 2010 related to the amortization of fair value allocated to inventory.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

In the R-HVAC segment, COGS for the third quarter of 2010 was approximately $99.6 million, or 83.7% of the segment’s net sales, as compared to approximately $92.5 million, or 82.2% of the segment’s net sales, for the third quarter of 2009.  In the R-HVAC segment, COGS for the first nine months of 2010 was approximately $300.7 million, or 83.2% of the segment’s net sales, as compared to approximately $278.2 million, or 83.7% of the segment’s net sales, for the first nine months of 2009.  The increase in COGS as a percentage of net sales for the third quarter of 2010 primarily reflects an increase in material costs as a percentage of net sales resulting from higher prices related to the purchases of steel and certain purchased components and a change in the mix of products sold.  Material costs in this segment are generally higher as a percentage of net sales than our other segments and were approximately 61.5% and 60.6% for the third quarter and first nine months of 2010, respectively, as compared to approximately 59.4% and 60.6% for the third quarter and first nine months of 2009, respectively.  The decrease in COGS as a percentage of net sales for the first nine months of 2010 primarily reflects a decrease in overhead and other costs as a percentage of net sales as a result of an increase in sales without a proportionate increase in overhead costs. In the R-HVAC segment, overhead and other costs, including freight, for the third quarter of 2010 were approximately $22.3 million, or 18.7% of the segment’s net sales, as compared to approximately $21.6 million, or 19.2% of the segment’s net sales, for the third quarter of 2009.  In the R-HVAC segment, overhead and other costs, including freight, for the first nine months of 2010 were approximately $68.8 million, or 19.0% of the segment’s net sales, as compared to approximately $64.5 million, or 19.4% of the segment’s net sales, for the first nine months of 2009. COGS in the R-HVAC segment for the first nine months of 2010 also includes a non-cash charge of approximately $1.0 million related to the amortization of fair value allocated to inventory.

In the C-HVAC segment, COGS for the third quarter of 2010 was approximately $73.9 million, or 80.4% of the segment’s net sales, as compared to approximately $68.1 million, or 72.3% of the segment’s net sales, for the third quarter of 2009.  In the C-HVAC segment, COGS for the first nine months of 2010 was approximately $211.0 million, or 77.4% of the segment’s net sales, as compared to approximately $219.4 million, or 70.0% of the segment’s net sales, for the first nine months of 2009.  The increase in COGS as a percentage of net sales for the third quarter and first nine months of 2010 primarily reflects lower sales prices and an increase in material costs as a percentage of net sales resulting from higher prices related to the purchases of steel, copper and aluminum. The increase in COGS as a percentage of net sales for the first nine months of 2010 also reflects the effect of approximately $3.9 million of net sales recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs or expenses.  Direct labor costs in this segment are generally higher as a percentage of net sales than our other segments and were approximately 15.0% and 14.2% for the third quarter and first nine months of 2010, respectively, as compared to approximately 13.4% and 12.6% for the third quarter and first nine months of 2009, respectively.  The increase in direct labor as a percentage of net sales is due, in part, to lower sales prices and lower production efficiencies.  In the C-HVAC segment, overhead and other costs, including freight, for the third quarter of 2010 were approximately $17.3 million, or 18.8% of the segment’s net sales, as compared to approximately $21.1 million, or 22.4% of the segment’s net sales, for the third quarter of 2009.  In the C-HVAC segment, overhead and other costs, including freight, for the first nine months of 2010 were approximately $57.7 million, or 21.2% of the segment’s net sales, as compared to approximately $61.8 million, or 19.7% of the segment’s net sales, for the first nine months of 2009.  The decrease in overhead costs as a percentage of net sales for the third quarter of 2010 is primarily due to a reduction in warranty reserves of approximately $1.0 million due to the Company's change in estimate of expected warranty claims, as well as a reduction of certain other overhead costs within the segment. The increase in overhead costs as a percentage of net sales for the first nine months of 2010 is primarily due to a decrease in sales volume and lower sales prices without a proportionate decrease in overhead costs.

COGS in the C-HVAC segment for the third quarter and first nine months of 2010 also includes (1) an increase of approximately $1.1 million and $5.5 million, respectively, related to the effect of changes in foreign currency exchange rates and (2) a non-cash charge of approximately $0.7 million in the first nine months of 2010 related to the amortization of fair value allocated to inventory.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

Selling, General and Administrative Expense, Net.  Consolidated selling, general and administrative expense, net (“SG&A”) was approximately $100.1 million for the third quarter of 2010 as compared to approximately $90.2 million for the third quarter of 2009. SG&A was approximately $298.0 million for the first nine months of 2010 as compared to approximately $286.1 million for the first nine months of 2009.  SG&A as a percentage of net sales increased from approximately 20.0% for the third quarter of 2009 to approximately 20.2% for the third quarter of 2010 and decreased slightly from approximately 20.8% for the first nine months of 2009 to approximately 20.7% for the first nine months of 2010.  SG&A for the third quarter and first nine months of 2010 reflects (1) an increase of approximately $0.1 million and $2.8 million, respectively, related to the effect of changes in foreign currency exchange rates, (2) an increase of approximately $1.0 million related to an acquisition within the HTP segment during the third quarter of 2010, (3) non-cash share-based compensation expense of approximately $0.7 million and $1.9 million, respectively, and (4) approximately $0.9 million and $1.5 million, respectively, of severance and other charges related to the closure of certain facilities in the HTP segment.

SG&A for the third quarter and first nine months of 2009 includes, among others, (1) a gain of approximately $0.7 million and $3.9 million, respectively, related to our revised estimate of a loss contingency related to an indemnification of a lease guarantee, (2) a gain of approximately $0.7 million related to the favorable settlement of litigation during the third quarter of 2009 and (3) approximately $1.2 million and $2.1 million, respectively, of severance charges related to certain reduction in workforce initiatives implemented in all four segments.

Pre-petition Reorganization Items. During 2009, we retained financial and legal advisors to assist us, and our parent company, NTK Holdings, Inc., in the analysis of our capital structure in light of economic conditions. As a result, we incurred approximately $6.5 million and $7.4 million of advisory and other fees related to the reorganization of our capital structure in the third quarter and first nine months of 2009, respectively.

Goodwill Impairment Charge.  The first nine months of 2009 includes an approximate $250.0 million estimated non-cash impairment charge recorded to reduce the carrying amount of our HTP reporting unit’s goodwill to the estimated fair value based upon the results of our interim impairment test.

Amortization of Intangible Assets.  Amortization of intangible assets, including developed technology and backlog, increased from approximately $5.7 million for the third quarter of 2009 to approximately $8.4 million for the third quarter of 2010 and increased from approximately $17.6 million for the first nine months of 2009 to approximately $29.0 million for the first nine months of 2010 primarily as a result of the effect of fair value adjustments to intangible assets as a result of the application of fresh-start accounting in December 2009.

Operating Earnings (Loss).  Operating earnings decreased approximately $1.0 million from approximately $27.7 million for the third quarter of 2009 to approximately $26.7 million for the third quarter of 2010.  Operating earnings (loss) increased approximately $231.4 million from an operating loss of approximately $173.4 million for the first nine months of 2009 to operating earnings of approximately $58.0 million for the first nine months of 2010.  The operating loss for the first nine months of 2009 includes an estimated non-cash goodwill impairment charge of approximately $250.0 million related to the HTP segment, as described above.

Operating earnings for the third quarter and first nine months of 2010 includes (1) approximately $5.0 million and approximately $26.9 million (of which approximately $11.8 million relates to the non-cash charge related to the amortization of fair value allocated to inventory in the first nine months of 2010), respectively, of increased depreciation and amortization expense related primarily to the effect of fair value adjustments to inventory, property and equipment, and intangible assets as a result of the application of fresh-start accounting in December 2009, (2) a gain of approximately $5.0 million and $3.0 million, respectively, related to the reversal of reserves that were previously provided in the first quarter of 2010 and the fourth quarter of 2009 within the HTP segment, (3) a reduction in warranty reserves of approximately $4.5 million due to the Company's change in estimate of expected warranty claims within the RVP and C-HVAC segments, (4) an increase in product liability expense in the RVP segment of approximately $1.3 million and $2.7 million, respectively, as compared to the same periods of 2009, (5) approximately $0.9 million and $1.5 million, respectively, of severance and other charges related to the closure of certain facilities within the HTP segment, (6) an increase of approximately $0.4 million and $1.6 million, respectively, related to the effect of changes in foreign currency exchange rates and (7) non-cash share-based compensation expense of approximately $0.7 million

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

and $1.9 million, respectively.

Operating earnings (loss) for the third quarter and first nine months of 2009 includes, among others, (1) a gain of approximately $0.7 million and $3.9 million, respectively, related to our revised estimate of a loss contingency related to an indemnification of a lease guarantee, (2) a gain of approximately $0.7 million related to the favorable settlement of litigation during the third quarter of 2009, (3) advisory fees of approximately $6.5 million and $7.4 million, respectively, related to the analysis of our capital structure in light of economic conditions during 2009 and (4) approximately $1.4 million and $3.6 million, respectively, of severance charges related to certain reduction in workforce initiatives implemented in all four segments. The remaining changes in operating earnings (loss) between the third quarter and first nine months of 2010 as compared to 2009 are primarily due to the factors discussed above and that follow.

In the RVP segment, operating earnings for the third quarter of 2010 were approximately $13.4 million as compared to approximately $17.5 million for the third quarter of 2009.  For the first nine months of 2010, operating earnings for the RVP were approximately $43.2 million as compared to approximately $38.4 million for the first nine months of 2009.  The decrease in the RVP segment’s operating earnings for the third quarter of 2010 is primarily a result of an increase in material costs as a percentage of net sales primarily related to the purchase of steel and certain purchased components, partially offset by an increase in sales volume in the RVP segment’s European business. The increase in the RVP segment’s operating earnings for the first nine months of 2010 is primarily the result of increased sales volume in the segment’s North American business and a decrease in material costs as a percentage of net sales, partially offset by lower sales volume in the RVP segment’s European business.

Operating earnings for the RVP segment for the third quarter and first nine months of 2010 also reflects (1) approximately $3.0 million and $10.4 million (of which approximately $1.0 million relates to the increase in non-cash charges related to the amortization of fair value allocated to inventory in the first nine months of 2010), respectively, of increased depreciation and amortization expense related primarily to the effect of fair value adjustments to inventory, property and equipment, and intangible assets as a result of the application of fresh-start accounting in December 2009, (2) a reduction in warranty reserves of approximately $3.5 million due to a change in estimate resulting from favorable experience related to claims management improvements, (3) an increase in product liability expense of approximately $1.3 million and $2.7 million, respectively, as compared to the same periods of 2009 and (4) an increase of approximately $0.4 million and $1.8 million, respectively, related to changes in foreign currency exchange rates.

In the HTP segment, operating earnings for the third quarter of 2010 were approximately $13.9 million as compared to approximately $4.1 million for the third quarter of 2009.  In the HTP segment, operating earnings for the first nine months of 2010 were approximately $10.4 million as compared to operating losses of approximately $241.9 million for the first nine months of 2009.  The HTP operating loss for the first nine months of 2009 includes an estimated non-cash goodwill impairment charge of approximately $250.0 million.  Operating earnings for the HTP segment for the third quarter and first nine months of 2010 includes (1) approximately $0.4 million and approximately $7.7 million (of which approximately $9.2 million relates to the non-cash charge related to the amortization of fair value allocated to inventory in the first nine months of 2010), respectively, of increased depreciation and amortization expense related primarily to the effect of fair value adjustments to inventory, property and equipment, and intangible assets as a result of the application of fresh-start accounting in December 2009, (2) a gain of approximately $5.0 million and $3.0 million, respectively, related to the reversal of reserves that were previously provided in the first quarter of 2010 and fourth quarter of 2009 and (3) approximately $0.9 million and $1.5 million, respectively, of severance and other charges related to the closure of certain facilities within the segment.  Excluding the effect of these charges in the third quarter and first nine months of 2010 and 2009, operating earnings increased approximately $6.1 million and $8.5 million for the third quarter and first nine months of 2010, respectively, as compared to the same periods of 2009.  This increase is primarily the result of a new customer, which contributed approximately $34.2 million and $45.8 million of increased net sales as noted previously during the third quarter and first nine months of 2010, respectively, partially offset by an increase in material costs as a percentage of net sales.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

For the third quarter of 2010, operating earnings in the R-HVAC segment were approximately $4.4 million as compared to approximately $6.9 million for the third quarter of 2009.  For the first nine months of 2010, operating earnings for the R-HVAC segment were approximately $18.6 million as compared to approximately $12.2 million for the first nine months of 2009.  The decrease in operating earnings for the third quarter of 2010 was primarily related to an increase in material costs as a percentage of net sales primarily related to the purchase of steel and certain purchased components, partially offset by an increase in sales volume. The increase in the R-HVAC segment’s operating earnings for the first nine months of 2010 is primarily a result of an increase in sales volume and to a lesser extent, a decrease in overhead and other costs as a percentage of net sales.  Operating earnings for the third quarter and first nine months of 2010 for the R-HVAC segment also includes approximately $1.3 million and $3.8 million (of which approximately $0.9 million relates to the increase in non-cash charges related to the amortization of fair value allocated to inventory in the first nine months of 2010), respectively, of increased depreciation and amortization expense related primarily to the effect of fair value adjustments to inventory, property and equipment, and intangible assets as a result of the application of fresh-start accounting in December 2009.

For the third quarter of 2010, operating earnings in the C-HVAC segment were approximately $0.7 million as compared to approximately $9.4 million for the third quarter of 2009.  Operating earnings in the C-HVAC segment for the first nine months of 2010 were approximately $5.3 million as compared to approximately $39.3 million for the first nine months of 2009.  This decrease in operating earnings is primarily the result of a decrease in sales volume and prices, increases in material costs as a percentage of net sales primarily related to the purchase of steel, copper and aluminum, and for the first nine months of 2010, also includes the effect of approximately $3.9 million of net sales recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs or expenses.  Operating earnings for the C-HVAC segment for the third quarter and first nine months of 2010 also reflects (1) approximately $0.2 million and $5.1 million (of which approximately $0.7 million relates to the non-cash charge related to the amortization of fair value allocated to inventory in the first nine months of 2010), respectively, of increased depreciation and amortization expense related primarily to the effect of fair value adjustments to inventory, property and equipment, and intangible assets as a result of the application of fresh-start accounting in December 2009 and (2) a reduction in warranty reserves of approximately $1.0 million due to the Company's change in estimate of expected warranty claims.

Operating losses of foreign operations, consisting primarily of the results of operations of our Canadian and European subsidiaries, were approximately 10.0% and 1.5% of operating earnings (before unallocated and corporate expenses) for the third quarter and first nine months of 2010, respectively.  Excluding the estimated non-cash goodwill impairment charge recorded in the first nine months of 2009, operating earnings of foreign operations, consisting primarily of the results of operations of our Canadian and European subsidiaries, were approximately 12.1% and 8.7% of operating earnings (loss) (before unallocated and corporate expenses) for the third quarter and first nine months of 2009, respectively.  Net sales and earnings derived from international markets are subject to economic, political and currency risks, among others.

Interest Expense.  Interest expense decreased approximately $14.8 million, or approximately 39.3%, during the third quarter of 2010 as compared to the third quarter of 2009 and decreased approximately $43.8 million, or approximately 38.5%, during the first nine months of 2010 as compared to the first nine months of 2009.  This decrease is primarily due to a substantial reduction in total outstanding indebtedness as a result of the cancellation of our 10% Senior Secured Notes due 2013, 8 ½% Senior Subordinated Notes due 2014 and 9 7/8% Senior Subordinated Notes due 2011 in connection with our bankruptcy proceedings under Chapter 11, partially offset by the effect of higher interest rates under our $300.0 million asset-based revolving credit facility (the “ABL Facility”) and from the issuance of our 11% Senior Secured Notes due 2013 (the “11% Notes”) in conjunction with our reorganization under Chapter 11 during 2009.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

(Benefit) Provision for Income Taxes. The benefit from income taxes for the third quarter of 2010 was approximately $5.9 million as compared to a provision for income taxes of approximately $2.4 million for the third quarter of 2009.  The benefit from income taxes for the first nine months of 2010 was approximately $8.5 million as compared to a provision for income taxes of approximately $3.6 million for the first nine months of 2009.

The effective income tax rate of approximately 72.0% for the first nine months of 2010 differs from the expected United States federal statutory rate of 35% principally as a result of a tax benefit for capitalized research and development costs and a decrease in FIN 48 reserves, including interest, partially offset by an increase in the valuation allowances on certain foreign entities and the effect of foreign operations. In connection with the filing of our U.S. federal tax return for the period ended December 17,2009 in the third quarter of 2010, we made an election to capitalize for tax purposes research and development costs. This election resulted in the creation of a deferred tax asset that will be amortized over a 10 year period. As a result of this election, we recorded a deferred tax benefit of approximately $11.3 million in the third quarter of 2010.

The effective income tax rate of approximately (1.3)% for the first nine months of 2009 differs from the expected United States federal statutory rate of 35% principally as a result of the estimated non-cash goodwill impairment charge recorded in the first nine months of 2009 and increases in valuation allowances against deferred tax assets.

The change in the effective income tax rates between the first nine months of 2010 and 2009 is principally due to the fact that, as a result of our reorganization in late 2009 and the related fresh-start accounting adjustments, we are able to recognize the tax benefit of our losses, and as such, additional valuation allowances are not required.  See Note F, “Income Taxes”, to the unaudited condensed consolidated financial statements included elsewhere herein.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

Liquidity and Capital Resources

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments and debt repayments.  Our principal sources of liquidity are cash flows from our subsidiaries, existing unrestricted cash and cash equivalents, and the use of borrowings under the ABL Facility.  The indenture related to our 11% Notes, the credit agreement governing our ABL Facility, and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.

There can be no assurance that we will generate sufficient cash flow from the operations of our subsidiaries or that future financings will be available on acceptable terms or in amounts sufficient to enable us to service or refinance our indebtedness, or to make necessary capital expenditures.

Cash Flows

Net cash provided by operating activities increased approximately $32.6 million from approximately $41.9 million for the first nine months of 2009 to approximately $74.5 million for the first nine months of 2010. This change was primarily the net result of an increase in net earnings (after the exclusion of non-cash items) of approximately $36.1 million, partially offset by an increase in working capital needs of approximately $12.1 million.

Net cash used in investing activities decreased approximately $8.5 million from approximately $28.6 million for the first nine months of 2009 to approximately $20.1 million for the first nine months of 2010.  This decrease was primarily the result of a decrease in payments for acquisitions of approximately $4.9 million and capital expenditures of approximately $1.0 million.  Capital expenditures were approximately $4.3 million and $12.6 million for the third quarter and first nine months of 2010, respectively, as compared to approximately $7.2 million and $13.6 million for the third quarter and first nine months of 2009, respectively.  Capital expenditures were approximately $18.4 million for the year ended December 31, 2009 and are expected to be between approximately $17.0 million and $22.0 million for 2010.  Capital expenditures for 2010 are limited to $36.8 million under our ABL Facility.

Net cash used in financing activities increased by approximately $75.9 million from approximately $14.9 million for the first nine months of 2009 to approximately $90.8 million for the first nine months of 2010.  This change is primarily the result of an increase in net payments for outstanding borrowings of approximately $75.2 million.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

Outstanding Indebtedness

We had consolidated debt at October 2, 2010 of approximately $795.6 million consisting of the following:

(Dollar amounts in millions)

11% Notes	$753.3
ABL Facility	10.0
Long-term notes, mortgage notes and other indebtedness	23.8
Short-term bank obligations	8.5
$795.6

During the first nine months of 2010, we had a net decrease in our debt of approximately $89.7 million resulting primarily from a net reduction in borrowings of approximately $88.9 million (including a net reduction in our ABL Facility of approximately $80.0 million).  The remaining decrease of approximately $0.8 million is the net result of the effect of changes in foreign currency exchange rates and amortization of debt discount. Our debt to equity ratio decreased from approximately 5.2:1 at December 31, 2009 to approximately 4.7:1 at October 2, 2010 primarily as a result of the net decrease in indebtedness as noted above.

At October 2, 2010 and December 31, 2009, our Best subsidiary was not in compliance with certain maintenance covenants with respect to certain loan agreements and as a result, we classified approximately $2.0 million and $4.1 million of outstanding borrowings under such agreements as a current liability on our unaudited condensed consolidated balance sheet at October 2, 2010 and December 31, 2009, respectively.  Our Best subsidiary has obtained letters from its lenders, which indicated that the lenders are not going to take any action related to the covenant noncompliance at this time.  The next measurement date for the maintenance covenant is for the year ended December 31, 2010 and we believe it is probable that Best will not be in compliance with such covenants at such time when their assessment of the required calculation is completed in the first quarter of 2011.  No assurances can be given that Best will be successful in obtaining further waivers and accordingly, we could be required to repay these outstanding borrowings if non-compliance is not cured or waived, as the case may be.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

Adequacy of Liquidity Sources

At October 2, 2010, we had approximately $53.2 million of unrestricted cash and cash equivalents to fund our cash flow needs for the remainder of 2010.

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of October 22, 2010, we had approximately $10.0 million outstanding and approximately $230.7 million of available borrowing capacity under the ABL Facility, with approximately $17.6 million in outstanding letters of credit.

As noted previously, the indenture and other agreements governing our indebtedness and the indebtedness of our subsidiaries, contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.  As of October 2, 2010, we did not have the capacity to make certain restricted payments, including dividends, under the ABL Facility.

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

On July 6, 2010, the Company, through its wholly-owned subsidiary, Linear LLC acquired all of the issued and outstanding membership interests of Skycam, LLC (“Luxor”) for approximately $9.1 million (utilizing approximately $7.9 million of cash and issuing an unsecured 4% subordinated note in the amount of $1.2 million due January 2012).  Luxor is an online retailer and distributor of security cameras and digital video recorders.

Working Capital

Our working capital and current ratio decreased from approximately $320.8 million and 1.9:1 at December 31, 2009 to approximately $280.4 million and 1.7:1 at October 2, 2010.  The change in working capital is primarily the net result of a decrease in unrestricted cash and cash equivalents of approximately $36.4 million, and includes the effect of changes in accounts receivable, inventories, accounts payable and accrued expenses and taxes, net as described further below.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents decreased from approximately $89.6 million at December 31, 2009 to approximately $53.2 million at October 2, 2010.  We have classified as restricted, in the accompanying unaudited condensed consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in our operations.  At October 2, 2010, approximately $2.5 million (of which approximately $2.4 million is included in long-term assets) of cash and cash equivalents were held primarily as collateral to fund certain benefit obligations relating to supplemental executive retirement plans.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

Accounts receivable, less allowances, increased approximately $16.7 million, or approximately 6.7%, between December 31, 2009 and October 2, 2010, while net sales increased approximately $67.3 million, or approximately 15.7%, in the third quarter of 2010 as compared to the fourth quarter of 2009.  This increase in accounts receivable is primarily the result of increased sales in the R-HVAC segment in the third quarter of 2010 as compared to the fourth quarter of 2009.  The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period.  Accounts receivable from customers related to foreign operations increased by approximately $8.8 million, or approximately 15.1%, between December 31, 2009 and October 2, 2010.

Inventories increased approximately $19.7 million, or approximately 7.2%, between December 31, 2009 and October 2, 2010 principally as a result of an increased level of orders of certain air conditioning products in the R-HVAC segment for delivery in the fourth quarter of 2010 and the first quarter of 2011, and to a lesser extent as a result of increased purchases in the HTP segment in anticipation of higher sales in the fourth quarter of 2010 and the first half of 2011.   The change in inventories at October 2, 2010 also includes a decrease of approximately $12.3 million related to non-cash amortization of fair value.

Accounts payable increased approximately $34.9 million, or 28.0%, between December 31, 2009 and October 2, 2010 primarily due to increases in the R-HVAC segment related to increased inventory purchases due to an increased level of orders of certain air conditioning products in the R-HVAC segment for delivery in the fourth quarter of 2010 and the first quarter of 2011, and to a lesser extent an increase in the HTP segment related to increased purchasing in anticipation of higher sales levels in the fourth quarter of 2010 and the first half of 2011.  The change in accounts payable at October 2, 2010 also reflects a decrease of approximately $0.5 million related to the effect of changes in foreign currency exchange rates.

Accrued expenses and taxes, net increased approximately $36.7 million, or approximately 21.0%, between December 31, 2009 and October 2, 2010 primarily as a result of an increase in accrued interest of approximately $24.2 million primarily related to the upcoming cash interest payment due on our 11% Notes in December 2010, an increase in accrued taxes of approximately $7.7 million, as well as an increase in accrued insurance of approximately $3.4 million. These increases were offset by contingent consideration payments of approximately $1.3 million which were accrued at December 31, 2009 and paid in February 2010.

Changes in certain working capital accounts, as noted above, between December 31, 2009 and October 2, 2010, differ from the changes reflected in our unaudited condensed consolidated statement of cash flows for such period as a result of non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Debt Covenant Compliance

The agreements that govern the terms of our outstanding debt, including the indenture that governs the 11% Notes and the credit agreement that governs the ABL Facility, contain covenants that restrict our ability and the ability of certain of our subsidiaries to, among other things:

•	consolidate, merge or sell assets;

•	pay dividends or make other restricted payments;

•	incur additional indebtedness;

•	make loans or investments;

•	incur certain liens;

•	enter into transactions with affiliates; and

•	agree to dividend payment restrictions affecting certain of our subsidiaries.

Additionally, pursuant to the terms of the ABL Facility, we will be required to deposit cash from our material deposit accounts (including all concentration accounts) daily in collection accounts maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit, if (i)

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

excess availability (as defined in the ABL Facility) falls below the greater of $40.0 million and 20% of the borrowing base or (ii) an event of default has occurred and is continuing.  In addition, under the ABL Facility, if (i) excess availability falls below the greater of $40 million and 15% of the borrowing base or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.1 to 1.0.  The ABL Facility also restricts our ability to prepay our other indebtedness, including the 11% Notes, make capital expenditures in excess of certain thresholds or designate any other indebtedness as senior debt.

In addition, the indenture that governs our 11% Notes contains certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries.  The indenture governing our 11% Notes also restricts our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt, including without limitation, up to $385.0 million under certain credit facilities) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0.  The FCCR is the ratio of the Adjusted Consolidated Cash Flow (“ACCF”, as described in greater detail below) to Fixed Charges (as defined by the 11% Notes) for such trailing four quarter period.  At October 2, 2010, under the 11% Notes, the FCCR was approximately 1.92 to 1.0.

A breach of the covenants under the indenture that governs our 11% Notes or the credit agreement that governs the ABL Facility could result in an event of default.  Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies.  In addition, an event of default under the ABL Facility would permit the lenders under the ABL Facility to terminate all commitments to extend further credit under that facility.  Furthermore, if we were unable to repay the amounts due and payable under our ABL Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness.  In the event our lenders or note holders accelerate the repayment of our borrowings, we cannot provide assurance that we and our subsidiaries would have sufficient assets to repay such indebtedness.

At October 2, 2010, we were in compliance with all covenants under the indenture that governs the 11% Notes and the credit agreement that governs the ABL Facility.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

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

The following table reconciles net earnings (loss) to CCF and ACCF for the trailing four quarters ended October 2, 2010 and October 3, 2009:

				Trailing Four Quarters Ended
	(1)	(2)	(3)	(1)+(2)-(3)
	Year Ended	For the first nine months of		(Successor)	(Predecessor)
	Dec. 31 2009	2010	2009	Oct. 2, 2010	Oct. 3, 2009
	(Dollar amounts in millions)
Net earnings (loss)	$608.7	$(3.3)	$(290.5)	$895.9	$(426.1)
Provision (benefit) for income taxes	83.6	(8.5)	3.6	71.5	(0.2)
Gain on Reorganization Items, net	(1,035.9)	—	—	(1,035.9)	—
Interest expense	139.2	69.9	113.7	95.4	152.6
Investment income	(0.2)	(0.1)	(0.2)	(0.1)	(0.4)
Depreciation and amortization expense	63.9	72.7	45.8	90.8	61.3
Consolidated Cash Flow	$(140.7)	$130.7	$(127.6)	$117.6	$(212.8)
Pre-petition reorganization items (a)	22.5	—	7.4	15.1	7.4
Management fees (b)	1.0	—	1.5	(0.5)	2.0
Investment income	0.2	0.1	0.2	0.1	0.4
Non-recurring cash charges (c)	1.4	—	0.5	0.9	2.4
Other non-recurring items (d)	0.9	(3.0)	(5.0)	2.9	(5.0)
Non-cash impairment charges (e)	285.2	—	250.0	35.2	363.5
Share-based compensation expense	0.1	1.9	0.1	1.9	0.1
Net foreign exchange (gains) losses (f)	(0.7)	(0.4)	(0.3)	(0.8)	3.3
Restructuring (g)	4.6	2.0	3.6	3.0	10.7
Pro-forma effect of acquisitions (h)	—	1.1	—	1.1	—
Adjusted Consolidated Cash Flow	$174.5	$132.4	$130.4	$176.5	$172.0

(a)	Relates to pre-petition advisory and other fees related to the reorganization of our capital structure.

(b)
Relates to the management agreement between Nortek and Nortek Holdings, Inc. and an affiliate of Thomas H. Lee Partners, L.P. providing for certain financial and strategic advisory and consultancy services which was canceled as part of the Chapter 11 proceedings.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

(c)	Relates to miscellaneous non-recurring items and is limited by the covenants to $3.0 million for any trailing four quarter period.

(d)
For the trailing four quarters ended October 2, 2010 includes (1) a reserve of approximately $1.6 million related to certain assets of our foreign subsidiaries and (2) approximately $1.3 million of expense related to early lease termination charges.

For the trailing four quarters ended October 3, 2009 includes (1) a gain of approximately $3.9 million related to our revised estimate of a loss contingency related to an indemnification of a lease guarantee, (2) gains on the favorable settlement of certain litigation proceedings of approximately $0.7 million, (3) approximately $0.2 million of expense related to early lease termination charges and (4) a gain of approximately $0.6 million related to the gain on the sale of assets related to one of our foreign subsidiaries.

(e)	Includes non-cash goodwill impairment charges as well as non-cash write-downs of certain of our foreign subsidiaries.

(f)	Non-cash foreign exchange (gains) losses related to intercompany debt not indefinitely invested in our subsidiaries.

(g)	Includes severance charges associated with reduction in workforce initiatives and charges related to the closure of certain of our facilities.

(h)
Includes the pro-forma effect of acquisitions as if the acquisition had occurred on the first day of the four-quarter reference period. As noted previously, on July 6, 2010, the Company acquired all of the issued and outstanding membership interests of Luxor.

Under the ABL Facility, if (i) excess availability falls below the greater of $40 million and 15% of the borrowing base or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated FCCR measured on a trailing four quarter basis of not less than 1.1 to 1.0.  At October 2, 2010, excess availability for purposes of this provision under the ABL Facility was approximately $216.4 million, which exceeded both $40.0 million and 15% of the borrowing base.  Our FCCR under the ABL Facility for the trailing four quarters ending October 2, 2010 was 1.46 to 1.0.  Similar to the 11% Notes, the FCCR under the ABL Facility is the ratio of the ACCF to fixed charges (as defined in the ABL Facility); however, the ACCF under the ABL Facility excludes the pro-forma effect of acquisitions as required under the indenture governing the 11% Notes and is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and fixed charges under the ABL Facility are further increased by mandatory principal payments during the period.  As a result, ACCF under the ABL Facility at October 2, 2010 was approximately $136.2 million.

Risks and Uncertainties

In the fourth quarter of 2009, two of our subsidiaries in the HTP segment began shipping security products to a new customer under an agreement to manufacture and sell products with an expected net sales value of approximately $52.1 million in 2010. The agreement includes payment terms which are extended beyond the subsidiaries' normal payment terms. We evaluated in previous periods the credit worthiness of this customer and concluded that collectability was not reasonably assured. Based on the extended payment terms, cash basis accounting treatment is required. Accordingly, we have deferred revenue recognition on approximately $6.3 million and $7.2 million of sales at October 2, 2010 and December 31, 2009, respectively. Cash received in the third quarter and first nine months of 2010 totaled approximately $34.2 million and and $45.8 million, respectively, and was recorded as net sales in the third quarter and first nine months of 2010. Product with a cost of approximately $4.3 million and $5.6 million at October 2, 2010 and December 31, 2009, respectively, has been shipped to this customer and is recorded in other current assets in the accompanying unaudited condensed consolidated balance sheet. In addition, at October 2, 2010, we have included in inventory approximately $1.7 million of products related to this customer and subsequent to October 2, 2010 we expect to ship an additional approximate $8.3 million of products during the fourth quarter of 2010. As only limited cash collection history was available in prior periods we recorded loss contingency reserves of approximately $5.0 million and $3.0 million as a reduction to other current assets as of July 3, 2010 and December 31, 2009, respectively. For the period from October 3, 2010 to November 8, 2010, cash collections from this customer are current and cash of approximately $4.2 million has been received. Based on the collection experience with this customer throughout 2010, we believe that we will be able to recover all revenue on the inventories shipped to this customer. Based on this, in the third quarter of 2010 we reversed the $5.0 million of reserves that was previously provided against cost of products sold.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At October 2, 2010, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At October 2, 2010, approximately 97.8% of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates.  Based upon interest rates in effect at October 2, 2010, an overall unfavorable change in interest rates of 100 basis points would result in a minimal additional charge to interest expense for the remaining three months of 2010.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the third quarter and first nine months of 2010, the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to translation resulted in an increase in stockholders’ investment of approximately $3.2 million and $1.1 million for the third quarter and first nine months of 2010, respectively, and for the third quarter and first nine months of 2009 resulted in an increase to stockholders’ investment of approximately $4.6 million and $8.4 million, respectively.  The impact of changes in foreign currency exchange rates related to transactions resulted in an increase in net foreign exchange gains recorded in SG&A of approximately $2.5 million and $2.6 million for the third quarter and first nine months of 2010 as compared to the same periods of 2009. We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at October 2, 2010 consist primarily of short-term borrowings by certain of our foreign subsidiaries.  We generally do not enter into derivative financial instruments to manage foreign currency exposure.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 3, 2009
(Continued)

Forward-Looking Statements

This document contains forward-looking statements.  When used in this discussion and throughout this document, words, such as “intends”, “plans”, “estimates”, “believes”, “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on the Company’s current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.  Important factors that could cause actual future activities and operating results to differ include availability and cost of certain raw materials (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood and aluminum) and purchased components, freight costs, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment levels, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, prices, and product and warranty liability claims.  Other factors are discussed under “- Industry Overview” and “- Overview”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Readers are also urged to carefully review and consider the various disclosures made by the Company in this document, as well as the Company’s registration statement on Form 10 and periodic reports filed with the SEC.

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

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A “Risk Factors” in our amended registration statement on Form 10 filed with the SEC on May 24, 2010 and any pre-effective amendments to such registration statement. Other than as set forth below, there have been no material changes from the risk factors disclosed in such registration statement on Form 10.

The Company continues to evaluate potential restructurings, business shutdowns and integrations focused on improving future cash flows of the business.

The Company continues to evaluate potential restructurings, business shutdowns and integrations focused on improving future cash flows of the business. These restructurings, business shutdowns and integrations involve numerous risks in their implementations including increased costs, business disruption, management distraction and potential asset impairment among others and may be unsuccessful. In addition, restructurings of international operations may be more costly due to differing labor laws, business practices and governmental restrictions, processes and requirements.

Our business is dependent upon the levels of remodeling and replacement activity and new construction activity which have been negatively impacted by the economic downturn and the instability of the credit markets.

Critical factors in the level of our sales, profitability and cash flows are the levels of residential and non-residential remodeling and replacement activity and new residential and non-residential construction activity. The level of new residential and non-residential construction activity and, to a lesser extent, the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending, employment levels and other macroeconomic factors, over which we have no control. Any decline in economic activity as a result of these or other factors typically results in a decline in new construction and, to a lesser extent, residential remodeling and replacement purchases, which would result in a decrease in our sales, profitability and cash flows. The severe impact of the worldwide crisis in the credit and financial markets in 2008 and 2009, the instability in the troubled mortgage market, the level of unemployment and the decline in home values have had a negative impact on residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures. These challenging market conditions are expected to continue for the foreseeable future and, in the near term, these conditions may further deteriorate. These factors have had an adverse effect on our operating results for 2009, have continued to have an adverse effect on our operating results in 2010 and may continue to have an adverse effect on our operating results for our fourth quarter and other future periods.

Additionally, the weak economy and credit market are expected to continue to impact the level of residential new construction, as well as consumer confidence and the related spending on home remodeling and repairs. In the second half of 2009 and first half of 2010, we believe certain governmental incentives and policies resulted in higher sales levels of existing homes and new housing starts, which in turn resulted in increased sales volume for certain of our products. However, in the third quarter of 2010, certain of our businesses experienced lower sales levels than over the first half of 2010. There can be no assurance that increased levels of housing development activity will occur in the foreseeable future or that the housing development market may not further deteriorate and as a result we may experience further declines in sales until such time as unemployment rates significantly decline and consumer confidence and market conditions improve.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter ended October 2, 2010, the Company granted options to purchase 20,000 shares of common stock at an exercise price of $41.00 per share pursuant to the 2009 Omnibus Incentive Plan.  Such stock options vest at the rate of 20% on each anniversary of the grant date, beginning with the first anniversary of the grant date, with 100% vesting upon the fifth anniversary of the grant date, and, unless terminated earlier, expire on the tenth anniversary of the grant date.  The issuance of such options to purchase common stock is exempt from Section 5 of the Securities Act pursuant to Rule 701 of the Securities Act.

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

November 9, 2010