Form 10-K
period 2010-12-31
NORTEK INC
filed 2011-03-31
CIK 1216596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2010

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 001-34697

Nortek, Inc.
(Exact name of registrant as specified in its charter)

Delaware	05-0314991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Kennedy Plaza Providence, Rhode Island	02903-2360
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, including Area Code:	(401) 751-1600

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [X] No [_]

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [_]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [X]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [X]

As of the last business day of the registrant's most recently completed second fiscal quarter (July 3, 2010), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $441.3 million. The registrant's common stock began trading on the OTC:QB under the symbol “NTKS” on June 15, 2010.

The number of shares of the registrant's common stock outstanding as of March 18, 2011 was 15,000,000.

Portions of the registrant's definitive Proxy Statement relating to the registrant's 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this annual Report on Form 10-K.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements”. When used in this discussion and throughout this document, words such as “intends,” “plans,” “estimates,” “believes,” “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on the Company's current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood and aluminum) and purchased components, freight costs, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment levels, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, prices, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by Nortek in this annual report on Form 10-K, including without limitation the risk factors described in Item 1A, and any further disclosures the Company makes on related subjects in its 10-Q and 8-K reports filed with the Securities and Exchange Commission (the “SEC”).

REGISTRATION WITH THE SEC

We have filed a registration statement on Form 10 with the SEC pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in connection with our plans to list our common stock, par value $0.01 per share, on the New York Stock Exchange. Our common stock is currently traded on the OTC:QB under the symbol “NTKS” pending our anticipated transition to the NYSE. Once our registration statement on Form 10 is declared effective by the SEC, we will be subject to the requirements of Section 13(a) of the Exchange Act, including the rules and regulations promulgated thereunder, which will require us to file, among other things, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and we will be required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12 of the Exchange Act. We are currently filing periodic and current reports with the SEC on a voluntary basis until the registration statement is declared effective. Our periodic and current reports are available on our website, www.nortek-inc.com, free of charge, as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

PART I

ITEM 1.	BUSINESS.

General

Nortek was founded in 1967 and is headquartered in Providence, Rhode Island. The Company is incorporated in the State of Delaware. In this annual report, “Nortek,” the “Company,” “we,” “us,” and “our” refer to Nortek, Inc. and its wholly-owned subsidiaries unless the context requires otherwise.

We are a diversified manufacturer of innovative, branded residential and commercial building products, operating within four reporting segments:

•	the Residential Ventilation Products (“RVP”) segment,

•	the Technology Products (“TECH”) segment,

•	the Residential Air Conditioning and Heating Products (“R-HVAC”) segment, and

•	the Commercial Air Conditioning and Heating Products (“C-HVAC”) segment.

Through these segments, we manufacture and sell, primarily in the United States, Canada and Europe, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market and the personal and enterprise computer markets.

Our performance is significantly impacted by the levels of residential replacement and remodeling activity, as well as the levels of residential and non-residential new construction. New residential and non-residential construction activity and, to a lesser extent, residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, credit availability, inflation, consumer spending, employment levels and other macroeconomic factors, over which we have no control.

Additional information concerning our business is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II of this report. Additional financial information on our reporting segments, as well as, foreign and domestic operations is set forth in Note 12, “Segment Information and Concentration of Credit Risk”, to the consolidated financial statements, Item 8 of Part II of this report.

2009 Bankruptcy and Reorganization

On December 17, 2009, we successfully emerged from bankruptcy as a reorganized company after voluntarily filing for bankruptcy on October 21, 2009 with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), pursuant to prepackaged plans of reorganization (the “Reorganization”). The purpose of the Reorganization was to reorganize our capital structure while allowing us to continue to operate our business. The Reorganization was necessary because it was determined that we would be unable to operate our business and meet our debt obligations under our pre-Reorganization capital structure.

As a result of the Reorganization, approximately $1.3 billion of debt was eliminated. On December 29, 2009, the Bankruptcy Court closed the bankruptcy cases for Nortek’s subsidiaries and on March 31, 2010 closed the bankruptcy case for Nortek. On December 17, 2009 (the “Effective Date”), we emerged from bankruptcy as a reorganized company with a new capital structure.

Our capital structure currently consists of the following:

•
ABL Facility.  In December 2010, we amended and restated our $300.0 million asset-based revolving credit facility (the "ABL Facility") to, among other things, lower the interest rates payable by the Company and amend certain provisions to provide Nortek with more flexibility.

•
10% Senior Unsecured Notes due 2018. In November 2010, we issued a total principal amount of $250.0 million in 10% Senior Unsecured Notes due 2018 (the "10% Notes") to initial purchasers who then resold the 10% Notes to certain institutional investors.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

•
11% Senior Secured Notes due 2013.  On the Effective Date, we issued a total principal amount of $753.3 million in 11% Senior Secured Notes due 2013 (the “11% Notes”) to certain of our pre-Reorganization creditors.

•
Common Stock and Warrants.  On the Effective Date, we issued 15,000,000 shares of common stock, par value $0.01 per share and issued warrants that may be exercised for a period of five years to purchase 789,474 shares of common stock at an exercise price of $52.80 per share to certain of our pre-Reorganization creditors, including certain of our directors and executive officers.

•
Restricted Stock.  On the Effective Date, we granted 710,731 shares of restricted common stock. In addition, during 2010 we issued 2,000 shares of restricted stock and 11,750 shares of restricted stock were forfeited. These shares were issued to certain of our executive officers and are eligible to vest in annual installments based upon the achievement of specified levels of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the applicable award agreement, for each of the Company's 2010, 2011, 2012 and 2013 fiscal years.

•
Options to Purchase Common Stock.  On the Effective Date, we granted options to purchase 710,731 shares of common stock each at an exercise price of $17.50 per share. In addition, during 2010 we granted options to purchase 92,000 shares of common stock at exercise prices ranging from $17.50 to $41.00 and options to purchase 21,750 shares of common stock were forfeited. These stock options were issued to certain of our executive officers and directors and vest at the rate of 20% on each anniversary of the grant date, beginning with the first anniversary of the grant date, with 100% vesting upon the fifth anniversary of the grant date, and, unless terminated earlier, expire on the tenth anniversary of the grant date.

For further information regarding our 11% Notes, 10% Notes and our ABL Facility, see Note 8, “Notes, Mortgage Notes and Obligations Payable”, to the consolidated financial statements, Item 8 of Part II of this report. For further information regarding our common stock and warrants, see Note 2, “Reorganization Under Chapter 11 and Current Capital Structure”, and Note 3, “Fresh-Start Accounting”, to the consolidated financial statements, Item 8 of Part II of this report. For further information regarding our restricted stock and options to purchase common stock, see Note 9, “Share-Based Compensation”, to the consolidated financial statements, Item 8 of Part II of in this report.

The Company’s Business Segments

Residential Ventilation Products Segment

Our RVP segment primarily manufactures and distributes room and whole house ventilation and other products primarily for the professional remodeling and replacement markets, residential new construction market and do-it-yourself ("DIY") market. The principal products of the segment, which are sold under the Broan®, NuTone®, Venmar®, Best® and Zephyr® brand names, among others, are:

•	kitchen range hoods,

•	exhaust fans (such as bath fans and fan, heater and light combination units), and

•	indoor air quality products.

We are one of the world's largest suppliers of residential range hoods and exhaust fans, and are the largest supplier of these products in North America. We are also one of the leading suppliers in Europe of luxury “Eurostyle” range hoods. Our kitchen range hoods expel grease, smoke, moisture and odors from the cooking area and are offered under an array of price points and styles from economy to upscale models. The exhaust fans we offer are primarily used in bathrooms to remove humidity and odors and include combination units, which may have lights, heaters or both. Our range hood and exhaust fan products are differentiated on the basis of air movement as measured in cubic feet per minute and sound output as measured in sones. The Home Ventilating Institute in the United States certifies our range hood and exhaust fan products, as well as our indoor air quality products.

Our sales of kitchen range hoods and exhaust fans accounted for approximately 14.1% and 10.3%, respectively, of consolidated net sales in 2010, 14.2% and 10.3%, respectively, of consolidated net sales in 2009 and approximately 15.0% and 10.2%, respectively, of consolidated net sales in 2008.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

We are one of the largest suppliers in North America of indoor air quality products, which include air exchangers, as well as heat or energy recovery ventilators (HRVs or ERVs, respectively) that provide whole house ventilation. These systems bring in fresh air from the outdoors while exhausting stale air from the home. Both HRVs and ERVs moderate the temperature of the fresh air by transferring heat from one air stream to the other. In addition, ERVs also modify the humidity content of the fresh air. We also sell powered attic ventilators, which alleviate heat built up in attic areas and reduce deterioration of roof structures.

Since the late 1970s, homes have been built more airtight and insulated in order to increase energy efficiency. According to published studies, this trend correlates with an increased incidence of respiratory problems such as asthma and allergies in individuals. In addition, excess moisture, which may be trapped in a home, has the potential to cause significant deterioration to the structure and interiors of the home. Proper intermittent ventilation in high concentration areas, such as kitchens and baths, as well as whole house ventilation help to mitigate these problems.

We sell other products in this segment, including, among others, door chimes, medicine cabinets, trash compactors, ceiling fans and central vacuum systems, by leveraging our strong brand names and distribution network.

We sell the products in our RVP segment to distributors and dealers of electrical and lighting products, kitchen and bath dealers, retail home centers and private label customers under the Broan®, NuTone®, Venmar®, Best® and Zephyr® brand names, among others. Private label customers accounted for approximately 17.4% of the net sales of this segment in 2010.

A key component of our operating strategy for this segment is the introduction of new products and innovations, which capitalize on the strong brand names and the extensive distribution system of the segment’s businesses. New product development efforts are focused on improving the style, performance, cost, and energy efficiency of the products. In this segment, we have recently introduced a line of upscale range hoods encompassing the latest in style and functionality. Also offered in this segment is a full line of EnergyStar® compliant ventilation fans including heavy-duty models ideal for light commercial installations and offices, recessed fan/lights, as well as 35 different models in the Ultra Silent™ Series. We believe that the variety of product offerings and new product introductions help us to maintain and improve our market position for our principal products. At the same time, we believe that our status as a low-cost producer provides the segment with a competitive advantage.

Our primary residential ventilation products compete with many products supplied by domestic and international companies in various markets. We compete with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. Although we believe we compete favorably with other suppliers of residential ventilation products, some of our competitors have greater financial and marketing resources than this segment of our business.

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

Over the past several years, we have moved the production of certain of our product lines from facilities in the U.S., Canada and Italy to regions with lower labor costs, such as China, Poland and Mexico. In addition to these moves, in 2008, we consolidated the production of medicine cabinets from our facilities in Los Angeles, California and Union, Illinois to our facility in Cleburne, Texas, which was previously used to manufacture range hoods.

Our RVP segment had 14 manufacturing plants and employed approximately 2,800 full-time people as of December 31, 2010, of which approximately 200 are covered by collective bargaining agreements which expire in 2011 and approximately 200 are covered by collective bargaining agreements which expire in 2013. We believe that our relationships with the employees in this segment are satisfactory.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

Technology Products Segment

Our TECH segment, formerly known as the Home Technology Products ("HTP") segment, manufactures and distributes a broad array of products designed to provide convenience and security for residential and certain commercial applications. The principal product categories sold in this segment are:

•	audio/video distribution and control equipment,

•	security and access control products, and

•	digital display mounting and mobility products.

The segment's audio/video distribution and control equipment products include whole-house audio/video systems, video signal transmission and conversion devices, home integration systems as well as certain accessories often used with these systems such as structured wiring, power conditioners and surge protectors. Whole-house audio/video systems include multi-room/multi-source controllers and amplifiers, home theater receivers, intercom systems, speakers, and control devices such as keypads, remote controls and volume controls. The segment's speakers are primarily built-in (in-wall or in-ceiling) and are primarily used in multi-room or home theater applications. These products are sold under the Niles®, Elan®, ATON™, SpeakerCraft®, Proficient Audio Systems®, Sunfire®, and Xantech® brand names, among others. The segment's video signal transmission and conversion devices allow conversion of video signals into various formats as well as the transmission of video signals to multiple display screens. In addition to residential home theater applications, these products are often used in non-residential applications such as retail outlets, airports and casinos and are sold under the Magenta™ and Gefen® brand names. The segment's home integration systems include software and hardware that facilitate the control of third-party residential subsystems such as home theater, whole-house audio, climate control, lighting, security and irrigation. These products are sold under the Home Logic® and Elan g!® brand names. A specific application for lighting control is sold by the segment under the LiteTouch® brand name. Other products in this category include power conditioners and surge protectors sold under the Panamax® and Furman® brand names and structured wiring products sold under the OpenHouse® and Channel Plus® brand names.

The segment's security and access control products include residential and certain commercial intrusion protection systems, components for closed circuit television systems (camera housings), garage and gate operators and devices to gain entry to buildings and gated properties such as radio transmitters and contacts, keypads and telephone entry systems. These products are sold under the Linear®, SecureWireless, GTO/PRO®, Mighty Mule®, OSCO®, Aigis®, AllStar®, IEI®, Luxor and certain private label brand names, as well as Westinghouse®, which is licensed.

The segment's digital display mounting and mobility products primarily are designed with ergonomic features and include wall mounts, desk mounts, arms, carts, workstations and stands that attach to a variety of display devices such as computer monitors, notebook computers and flat panel displays. These products are sold under the Ergotron® and OmniMount® brand names as well as certain original equipment manufacturer brand names in the personal computer industry.

We sell the products in our TECH segment to distributors, professional installers, electronics retailers and original equipment manufacturers. Sales in this segment are primarily driven by replacement applications, new installations in existing properties and purchases of high-priced audio/video equipment such as flat panel televisions and displays and to a lesser extent new construction activity. Sales of digital display mounting and mobility products are primarily driven by personal computer and I.T. spending, as well as from the sale of other products for which a mounting solution is needed. In addition, a portion of the sales in this segment is driven by sales to customers in the non-residential market.

The segment offers a broad array of products under widely-recognized brand names with various features and price points, which we believe allows it to expand its distribution in the professional installation and retail markets. Another key component of our operating strategy is the introduction of new products and innovations, which capitalize on our well-known brand names and strong customer relationships.

The segment’s primary products compete with products supplied by many domestic and international suppliers in various markets. The segment competes with several portfolio companies of Duchossois Industries, Inc., including Chamberlain Corporation, Milestone AV Technologies and AMX LLC. The segment also competes with Crestron Electronics, Inc., among others. The segment competes with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. Although we believe we compete favorably with other suppliers of home technology products, some of our competitors have greater financial and marketing resources than this segment of our business. In addition, certain products are sourced from low cost Asian suppliers based on our specifications. We believe that our Asian sourcing provides us with a competitive cost advantage.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

In this segment, we have several administrative and distribution facilities in the United States and a significant amount of our products are manufactured at our facilities located in China. Our TECH segment had 11 manufacturing plants and employed approximately 3,500 full-time people as of December 31, 2010. We believe that our relationships with the employees in this segment are satisfactory.

Residential Air Conditioning and Heating Products Segment

Our R-HVAC segment principally manufactures and sells split-system and packaged air conditioners and heat pumps, air handlers, furnaces and related equipment, accessories and parts for the residential and certain commercial markets. For site-built homes and certain commercial structures, the segment markets its products under the licensed brand names Frigidaire®, Tappan®, Philco®, Kelvinator®, Gibson®, Westinghouse® and Maytag®. The segment also supplies products to certain of its customers under the Broan®, NuTone®, Mammoth® and several private label brand names. Within the residential market, we are one of the largest suppliers of HVAC products for manufactured homes in the United States and Canada. In the manufactured housing market, the segment markets its products under the Intertherm® and Miller® brand names.

Demand for replacing and modernizing existing equipment, the level of housing starts and manufactured housing shipments are the principal factors that affect the market for the segment’s residential HVAC products. We anticipate that the demand by the replacement market will continue to exceed the demand for products by the new installation market as a large number of previously installed heating and cooling products become outdated or reach the end of their useful lives. The demand for residential cooling products is also affected by spring and summer temperatures, although the seasonal effects are less dramatic than those experienced in the window air conditioning market which we do not sell into. We believe that our ability to offer both heating and cooling products helps offset the effects of seasonality on this segment’s sales.

The segment sells its manufactured housing products to builders of manufactured housing and, through distributors, to manufactured housing retailers and owners. The majority of sales to builders of manufactured housing consist of furnaces designed and engineered to meet or exceed certain standards mandated by the U.S. Department of Housing and Urban Development, or HUD, and other federal agencies. These standards differ in several important respects from the standards for furnaces used in site-built residential homes. The aftermarket channel of distribution includes sales of both new and replacement air conditioning units and heat pumps and replacement furnaces. We believe that we have one major competitor in the manufactured housing furnace market, York by Johnson Controls, which markets its products primarily under the “Coleman” name. The segment competes with most major industry manufacturers in the manufactured housing air conditioning market.

The segment sells residential HVAC products for use in site-built homes through independently owned distributors who sell to HVAC contractors. The site-built residential HVAC market is very competitive. In this market, the segment competes with, among others, Carrier Corporation (a subsidiary of United Technologies Corporation), Rheem Manufacturing Company, Lennox Industries, Inc., Trane, Inc. (a subsidiary of Ingersoll-Rand Company), York by Johnson Controls and Goodman Global, Inc. During 2010, we estimate that approximately 54% of this segment’s sales of residential HVAC products were attributable to the replacement market, which tends to be less cyclical than the new construction market.

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

The segment competes in both the site-built and manufactured housing markets on the basis of breadth and quality of its product line, distribution, product availability and price. Although we believe that we compete favorably with respect to certain of these factors, most of the segment’s competitors have greater financial and marketing resources and the products of certain competitors may enjoy greater brand awareness than our residential HVAC products.

Our R-HVAC segment had 4 manufacturing plants and employed approximately 1,200 full-time people as of December 31, 2010. We believe that our relationships with our employees in this segment are satisfactory.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

Commercial Air Conditioning and Heating Products Segment

Our C-HVAC segment manufactures and sells HVAC systems that are custom-designed to meet customer specifications primarily for hospitals, educational facilities, as well as commercial offices, manufacturing facilities, retail stores, clean rooms and governmental buildings. These systems are designed primarily to operate on building rooftops (including large self-contained walk-in units), or on individual floors within a building, and to have cooling capacities ranging from 40 tons to 600 tons. The segment markets its commercial HVAC products under the Governair®, Mammoth®, Temtrol®, Venmar CES™, Ventrol®, Webco™, Huntair®, Cleanpak™ and Fanwall® brand names. Based on replacing large fans in air handlers with a modular array of smaller fans, Fanwall® technology allows for major improvements in reliability, energy efficiency, sound attenuation, footprint, and operating costs, and also is ideal for retrofit applications.

Our subsidiary, Eaton-Williams Group Limited, manufactures and markets custom and standard air conditioning and humidification equipment throughout Western Europe under the Vapac®, Cubit®, Qualitair®, Edenaire®, Colman™ and Moducel™ brand names.

The market for commercial HVAC equipment is divided into standard and custom-designed equipment. Standard equipment can be manufactured at a lower cost and therefore offered at substantially lower initial prices than custom-designed equipment. As a result, standard equipment suppliers generally have a larger share of the overall commercial HVAC market than custom-designed equipment suppliers, such as us. However, because of certain building designs, shapes or other characteristics, we believe there are many applications for which custom-designed equipment is required or is more cost effective over the life of the building. Unlike standard equipment, the segment’s commercial HVAC equipment can be designed to match a customer’s exact space, capacity and performance requirements. The segment’s packaged rooftop and self-contained walk-in equipment rooms maximize a building’s rentable floor space because this equipment is located outside the building. In addition, the manner of construction and timing of installation of commercial HVAC equipment can often favor custom-designed over standard systems. As compared with site-built and factory built HVAC systems, the segment’s systems are factory assembled according to customer specifications and then installed by the customer or third parties, rather than assembled on site, permitting extensive testing prior to shipment. As a result, the segment’s commercial systems can be installed later in the construction process than site-built systems, thereby saving the owner or developer construction and labor costs. The segment sells its commercial HVAC products primarily to contractors, owners and developers of commercial office buildings, manufacturing and educational facilities, hospitals, retail stores, clean rooms and governmental buildings. The segment seeks to maintain, as well as establish and develop, strong relationships nationwide with design engineers, owners and developers, and the persons who are most likely to value the benefits and long-term cost efficiencies of its custom-designed equipment.

During 2010, we estimate that approximately 38% of our air conditioning and heating product commercial sales came from replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins. The segment continues to develop products and marketing programs to increase penetration in the growing replacement and retrofit market.

The segment’s commercial HVAC products are marketed through independent manufacturers’ representatives, as well as other sales, marketing and engineering professionals. The independent representatives are typically HVAC engineers, a factor which is significant in marketing the segment’s commercial products because of the design-intensive nature of the market segment in which we compete.

We believe that we are among the largest suppliers of custom-designed commercial HVAC products in the United States. The segment’s four largest competitors in the commercial HVAC market are Carrier Corporation, York by Johnson Controls, McQuay International (a subsidiary of OYL Corporation) and Trane, Inc. (a subsidiary of Ingersoll-Rand Company). The segment competes primarily on the basis of engineering support, quality, design and construction flexibility and total installed system cost. Although we believe that we compete favorably with respect to some of these factors, most of our competitors have greater financial and marketing resources than this segment of our business and enjoy greater brand awareness. However, we believe that our ability to produce equipment that meets the performance characteristics required by the particular product application provides us with an advantage that some of our competitors do not enjoy.

Our C-HVAC segment had 9 manufacturing plants and employed approximately 2,000 full-time people at December 31, 2010, of which approximately 100 were covered by a collective bargaining agreement which expires in 2012. We believe that our relationships with our employees in this segment are satisfactory.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

Backlog

Backlog expected to be filled within the next twelve months was approximately $272.4 million as of December 31, 2010 as compared to approximately $213.3 million as of December 31, 2009. The increase in backlog reflects an increase in backlog for residential ventilation, technology and commercial HVAC products of approximately $69.6 million, partially offset by a reduction in backlog serving residential HVAC customers of approximately $10.5 million.

Backlog is not regarded as a significant factor for operations where orders are generally for prompt delivery. While backlog stated for all periods is believed to be firm, as all orders are supported by either a purchase order or a letter of intent, the possibility of cancellations makes it difficult to assess the firmness of backlog with certainty, and therefore there can be no assurance that our backlog will result in actual revenues.

Raw Materials

We purchase raw materials and most components used in our various manufacturing processes. The principal raw materials we purchase are rolled sheet steel, formed and galvanized steel, copper, aluminum, plate mirror glass, various chemicals, paints, plastics, motors and compressors.

The materials, molds and dies, subassemblies and components purchased from other manufacturers, and other materials and supplies used in our manufacturing processes have generally been available from a variety of sources. From time to time the cost and availability of raw materials is affected by the raw material demands of other industries, among other factors. Whenever practical, we establish multiple sources for the purchase of raw materials and components to achieve competitive pricing, ensure flexibility, and protect against supply disruption. We employ a company-wide procurement strategy designed to reduce the purchase price of raw materials and purchased components. We believe that the use of these strategic sourcing procurement practices will continue to enhance our competitive position by reducing costs from vendors and limiting cost increases for goods and services in sectors experiencing rising prices.

We are subject to significant market risk with respect to the pricing of the principal raw materials used to manufacture our products. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.

Research and Development

Our research and development activities are principally for new product development and represented approximately 2.9%, 2.9% and 2.5% of consolidated net sales for the years ended 2010, 2009 and 2008, respectively.

Trademarks and Patents

We own or license numerous trademarks that we use in the marketing of our products. Certain of the trademarks we own, including Broan® and NuTone®, are particularly important in the marketing of our products. We also hold numerous design and process patents, but no single patent is material to the overall conduct of our business. It is our policy to obtain and protect patents whenever such action would be beneficial to us.

Environmental and Regulatory Matters

We are subject to numerous federal, state, local and foreign laws and regulations relating to protection of the environment, including those that impose limitations on the discharge of pollutants into the environment (land, air and water), establish standards for the use, treatment, storage and disposal of solid and hazardous materials and wastes and govern the cleanup of contaminated sites. We believe that we are in substantial compliance with the material laws and regulations applicable to us. We are involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites currently or formerly owned or operated by such companies or sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by us after a release has occurred. In other instances, we may be partially liable under law or contract to other parties that have acquired businesses or assets from us for past practices relating to hazardous materials or wastes. Expenditures for the years ended 2010, 2009 and 2008 to evaluate and remediate such sites were not material to our business, either individually or collectively. While we are able to reasonably estimate certain of our contingent losses, we are unable to estimate with certainty our ultimate financial exposure in connection with identified or yet to be identified remedial actions due, among other reasons, to: (i) uncertainties surrounding the nature and application of current or future environmental

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

regulations, (ii) our lack of information about additional sites where we may be identified as a potentially responsible party ("PRP"), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation may be joint and several, each PRP is potentially wholly liable for other PRPs that become insolvent or bankrupt. Thus, the solvency of other PRPs could directly affect our ultimate aggregate clean-up costs. In certain circumstances, our liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

Our HVAC products must be designed and manufactured to meet various regulatory standards, including standards addressing energy efficiency and the use of refrigerants. The United States and other countries have implemented a protocol on ozone-depleting substances that restricts or prohibits the use of hydrochlorofluorocarbons (“HCFCs”), a refrigerant used in air conditioning and heat pump products. In particular, regulations effective January 1, 2010 in the United States prohibit the use of refrigerant HCFC-22 in HVAC products manufactured on or after January 1, 2010. Our HVAC products manufactured after January 1, 2010 for sale or distribution in the United States are designed for use with acceptable substitute refrigerants. Our residential HVAC products for manufactured housing include furnaces which must be designed and engineered to meet certain standards required by HUD and other federal agencies, including the U.S. Department of Energy, which, in 2007, issued revised national energy conservation standards for residential furnaces scheduled to take effect on products manufactured on or after November 19, 2015. We must continue to modify our products to meet these and other applicable standards as they develop and become more stringent over time.

Employees

We employed approximately 9,500 full-time people as of December 31, 2010.

A work stoppage at one of our facilities could cause us to lose sales and incur increased costs and could adversely affect our ability to meet customers’ needs. A plant shutdown or a substantial modification to a collective bargaining agreement could result in material gains or losses or the recognition of an asset impairment. As agreements expire and until negotiations are completed, we do not know whether we will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages.

Working Capital

The carrying of inventories to support customers and to permit prompt delivery of finished goods requires substantial working capital. Substantial working capital is also required to carry receivables. The demand for our products is seasonal, particularly in the Northeast and Midwest regions of the United States and in Canada where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. Certain of the residential product businesses in the R-HVAC segment have in the past been more seasonal in nature than our other businesses’ product categories. As a result, the demand for working capital of our subsidiaries is greater from late in the first quarter until early in the fourth quarter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” Item 7 of Part II of this report.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

Executive Officers of Nortek

The following table sets forth the names of the executive officers of Nortek, their positions, and ages:

Name	Age	Position
Richard L. Bready	66	Chairman, President and Chief Executive Officer
Almon C. Hall	64	Vice President and Chief Financial Officer
Kevin W. Donnelly	56	Vice President, General Counsel and Secretary
Edward J. Cooney	63	Vice President and Treasurer
Bruce E. Fleming	61	Vice President Corporate Development

Messrs. Bready, Hall, Donnelly, Cooney and Fleming have served in the same or substantially similar executive positions with Nortek for at least the past five years.

Executive officers are elected annually by Nortek’s Board of Directors and serve until their successors are chosen and qualified. Nortek’s executive officers include only those officers of Nortek who perform policy-making functions and have managerial responsibility for major aspects of Nortek’s overall operations. A number of other individuals who serve as officers of Nortek’s subsidiaries perform policy-making functions and have managerial responsibilities for the subsidiary or division by which they are employed and a number of other individuals who serve as officers of Nortek have discrete areas of responsibility within Nortek. However, none of these individuals perform policy-making functions or have managerial responsibility for major aspects on Nortek’s overall operations. Certain of these individuals could, depending on the earnings of their subsidiary or division, be more highly compensated than some executive officers of Nortek.

There are no family relationships between any director, executive officer or other significant employee of the Company and any other director, executive officer or other significant employee.

Messrs. Bready, Hall, Donnelly, Cooney and Fleming were executive officers at the Company when it filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of Chapter 11 of the Bankruptcy Code on October 21, 2009. See “2009 Bankruptcy and Reorganization” for additional information.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

ITEM 1A.	RISK FACTORS.

This section describes the material risks associated with an investment in our common stock or debt securities. Investors should carefully consider each of the risks described below and all of the other information in this report. If any of the following risks occur, our business, prospects, financial condition, results of operation or cash flow could be materially and adversely affected. In such an event, the trading price of shares of our common stock or debt could decline substantially, and investors may lose all or part of the value of their investment.

Risks Related to Our Business:

Our business is affected by global economic conditions.

Our results of operations are directly influenced by the conditions in the global economy. As a result of the global economic recession, U.S. and foreign economies have experienced and continue to experience significant declines in employment, household wealth, property values, consumer spending and lending. Businesses, including ours and many of our customers, have faced and may continue to face weakened demand for products and services, difficulty obtaining access to financing, increased funding costs and barriers to expanding operations. Our results of operations have been negatively impacted by the global economic recession and we can provide no assurance that our results of operations will improve.

Our business is dependent upon the levels of remodeling and replacement activity and new construction activity which have been negatively impacted by the economic downturn and the instability of the credit markets.

Critical factors in the level of our sales, profitability and cash flows are the levels of residential and non-residential remodeling, replacement and construction activity. The level of new residential and non-residential construction activity and, to a lesser extent, the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending, employment levels and other macroeconomic factors, over which we have no control. Any decline in economic activity as a result of these or other factors typically results in a decline in new construction and, to a lesser extent, residential remodeling and replacement purchases, which would result in a decrease in our sales, profitability and cash flows. Instability in the credit and financial markets, troubles in the mortgage market, the level of unemployment and the decline in home values have had a negative impact on residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures. These challenging market conditions are expected to continue for the foreseeable future and, in the near term, these conditions may further deteriorate. These factors have had an adverse effect on our operating results for 2010 and 2009 and may continue to have an adverse effect on our operating results in future periods.

Our outlook for 2011 is for the housing markets to improve marginally, after a slow first quarter start. Continued low consumer confidence, high unemployment levels and a continued high level of foreclosures are expected to continue to depress the housing markets. The non-residential market, which slowed in 2010, is expected to remain weak throughout 2011. These continued depressed market conditions, together with commodity cost pressures, will challenge our 2011 performance.

Fluctuations in the cost or availability of raw materials and components and increases in freight and other costs could have an adverse effect on our business.

We are dependent upon raw materials and purchased components, including, among others, steel, motors, compressors, copper, packaging material, aluminum, plastics, glass and various chemicals and paints that we purchase from third parties. As a result, our results of operations, cash flows and financial condition may be adversely affected by increases in costs of raw materials or components, or by limited availability of raw materials or components. We do not typically enter into long-term supply contracts for raw materials and components. In addition, we generally do not hedge against our supply requirements. Accordingly, we may not be able to obtain raw materials and components from our current or alternative suppliers at reasonable prices in the future, or may not be able to obtain raw materials and components on the scale and within the time frames we require. Further, if our suppliers are unable to meet our supply requirements, we could experience supply interruptions and/or cost increases. If we are unable to find alternate suppliers or pass along these additional costs to our customers, these interruptions and/or cost increases could adversely affect our results of operations, cash flows and financial condition.

During 2010, we experienced higher commodity prices as compared to 2009, related primarily to changes in product mix, as well as from higher prices related to the purchases of copper, steel, and aluminum, as well as certain purchased components, such as compressors. The change in material costs as a percentage of net sales also reflects the effect of changes in sales prices. We anticipate that commodity prices for 2011 will continue to increase as compared to 2010. Should these price levels continue or increase further there can be no assurance that we will be able to sufficiently increase sales prices to offset the adverse effect on

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

earnings from rising material costs.

Rising oil and other energy prices could have an adverse effect on our freight costs. During 2010, we experienced increased freight costs due to increased ocean freight costs, as well as increased diesel fuel costs, as compared to the comparable period of 2009. Recent tension in the Middle East is expected to further impact freight costs in 2011 as compared to 2010 due to increased fuel prices.

Continued strategic sourcing initiatives and other improvements in manufacturing efficiency, as well as sales price increases, help to mitigate fluctuations in these costs. However, there can be no assurance that we will be able to offset any or all material or other cost increases in any future periods.

The availability of certain raw materials and component parts from sole or limited sources of supply may have an adverse effect on our business.

Sources of raw materials or component parts for certain of our operations may be dependent upon limited or sole sources of supply which may impact our ability to manufacture finished product. While we continually review alternative sources of supply, there can be no assurance that we will not face disruptions in sources of supply which could adversely affect our results of operations, cash flows and financial position.

Weather fluctuations may negatively impact our business.

Weather fluctuations may adversely affect our operating results and our ability to maintain sales volume. In our R-HVAC segment, operations may be adversely affected by unseasonably warm weather in the months of November to February and unseasonably cool weather in the months of May to August, which has the effect of diminishing customer demand for heating and air conditioning products. In all of our segments, adverse weather conditions at any time of the year may negatively affect overall levels of new construction and remodeling and replacement activity, which in turn may lead to a decrease in sales. Many of our operating expenses are fixed and cannot be reduced during periods of decreased demand for our products. Accordingly, our results of operations and cash flows will be negatively impacted in quarters with lower sales due to weather fluctuations.

If we fail to identify suitable acquisition candidates or successfully integrate the businesses we have acquired or will acquire in the future, our business could be negatively impacted.

Historically, we have engaged in a significant number of acquisitions, and those acquisitions have contributed significantly to our growth in sales and operating results. However, we cannot provide assurance that we will continue to locate and secure acquisition candidates on terms and conditions that are acceptable to us. If we are unable to identify attractive acquisition candidates, our growth could be impaired.

Acquisitions involve numerous risks, including:

•	the difficulty and expense that we incur in connection with the acquisition, including those acquisitions that we pursue but do not ultimately consummate;

•	the difficulty and expense that we incur in the subsequent integration of the operations of the acquired company into our operations;

•	adverse accounting consequences of conforming the acquired company’s accounting policies to our accounting policies;

•
the difficulties and expense of developing, implementing and monitoring systems of internal controls at acquired companies, including disclosure controls and procedures and internal controls over financial reporting;

•	the difficulty in operating acquired businesses;

•	the diversion of management’s attention from our other business concerns;

•	the potential loss of customers or key employees of acquired companies;

•	the impact on our financial condition due to the timing of the acquisition or the failure to meet operating expectations for the acquired business; and

•	the assumption of unknown liabilities of the acquired company.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

We cannot assure you that any acquisition we have made or may make in the future will be successfully integrated into our on-going operations or that we will achieve any expected cost savings from any acquisition. If the operations of an acquired business do not meet expectations, our profitability and cash flows may be impaired and we may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business.

During 2010, we consummated two acquisitions within our TECH segment. See Note 5, "Acquisitions", to the consolidated financial statements included elsewhere in this report.

We continue to evaluate potential restructurings, business shutdowns and integrations focused on improving future cash flows of the business.

We continue to evaluate potential restructurings, business shutdowns and integrations focused on improving future cash flows of the business. These restructurings, business shutdowns and integrations involve numerous risks in their implementations including increased costs, business disruption, management distraction and potential asset impairment among others and may be unsuccessful. In addition, restructurings of international operations may be more costly due to differing labor laws, business practices and governmental restrictions, processes and requirements.

During 2010, we announced the formation of our new audio/visual control company within the TECH segment called, The AVC Group, LLC ("The AVC Group"). Upon the formation of The AVC Group, the operations of Niles Audio Corporation, Elan Home Systems, L.L.C and Xantech LLC were combined to improve the overall operational efficiencies of these companies. In conjunction with the formation of The AVC Group, we are in the process of consolidating and shutting down certain of our facilities and, as a result, recorded net expenses of approximately $2.8 million for the year ended December 31, 2010, consisting of severance and other expenses. We anticipate recording additional expenses related to severance and other costs associated with this activity of approximately $0.9 million through the first half of 2011.

In February 2011, management approved a plan to reduce costs and improve production efficiencies at the Company's subsidiary, Best. We anticipate incurring expenses of approximately $1.0 million to $2.0 million in 2011 related to this plan and the related investments in research and development, the reconfiguration of physical space, and relocation of equipment. We may approve additional plans in 2011 and may incur significant additional costs in 2011 and beyond.

Because we compete against competitors with substantially greater resources, we face external competitive risks that may negatively impact our business.

Our RVP and TECH segments compete with many domestic and international suppliers in various markets. We compete with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. Some of our competitors in these markets have greater financial and marketing resources than that of our RVP and TECH segments.

Our R-HVAC segment competes in both the site-built and manufactured housing markets on the basis of breadth and quality of product line, distribution, product availability and price. Most of our residential HVAC competitors have greater financial and marketing resources and the products of certain of our competitors may enjoy greater brand awareness than our residential HVAC products.

Our C-HVAC segment competes primarily on the basis of engineering support, quality, design and construction flexibility and total installed system cost. Most of our competitors in the commercial HVAC market have greater financial and marketing resources and enjoy greater brand awareness than we enjoy.

Competitive factors could require us to reduce prices or increase spending on product development, marketing and sales, either of which could adversely affect our operating results.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

Because we have substantial operations outside the United States, we are subject to the economic and political conditions of the United States and foreign nations.

We have manufacturing facilities in several countries outside of the United States. In 2010, we sold products in approximately 100 countries other than the United States. Foreign net sales, which are attributed based upon the location of our subsidiary responsible for the sale, were approximately 20% of consolidated net sales for both 2010 and 2009, respectively. Our foreign operations are subject to a number of risks and uncertainties, including the following:

•	foreign governments may impose limitations on our ability to repatriate funds;

•	foreign governments may impose withholding or other taxes on remittances and other payments to us, or the amount of any such taxes may increase;

•	an outbreak or escalation of any insurrection, armed conflict or act of terrorism, or other forms of political, social or economic instability, may occur;

•	natural disasters may occur, and local governments may have difficulties in responding to these events;

•
the Unites States and foreign governments currently regulate import and export of our products and those of our suppliers and may impose additional limitations on imports or exports of our products or the products of our suppliers;

•	foreign governments may nationalize foreign assets or engage in other forms of governmental protectionism;

•	foreign governments may impose or increase investment barriers, customs or tariffs, or other restrictions affecting our business; and

•
development, implementation and monitoring of systems of internal controls of our international operations, including disclosure controls and procedures and internal controls over financial reporting, may be difficult and expensive.

The occurrence of any of these conditions could disrupt our business in particular countries or regions of the world, or prevent us from conducting business in particular countries or regions, which could reduce sales and adversely affect profitability. In addition, we rely on dividends and other payments or distributions from our subsidiaries, including our foreign subsidiaries, to meet our debt obligations. If foreign governments impose limitations on our ability to repatriate funds or impose or increase taxes on remittances or other payments to us, the amount of dividends and other distributions we receive from our foreign subsidiaries could be reduced, which could reduce the amount of cash available to us to meet our debt obligations.

Our foreign operations are subject to anti-corruption laws.

Certain of our operations are located outside of the United States, primarily in Canada, China, the United Kingdom and Italy. We are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA, governmental authorities in the United States could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Fluctuations in currency exchange rates could adversely affect our revenues, profitability and cash flows.

Our foreign operations expose us to fluctuations in currency exchange rates and currency devaluations. We report our financial results in U.S. dollars, but a portion of our sales and expenses are denominated in Euros, Canadian dollars and other foreign currencies. As a result, if the value of the U.S. dollar increases relative to the value of the Euro, Canadian dollar and other currencies, our levels of revenue and profitability will decline since the translation of a certain number of other currencies into U.S. dollars for financial reporting purposes will represent fewer U.S. dollars. Conversely, if the value of the U.S. dollar decreases relative to the value of the Euro, Canadian dollar and other currencies, our levels of revenue and profitability will increase since the translation of a certain number of other currencies into U.S. dollars for financial reporting purposes will represent additional U.S. dollars.

In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in currency translation adjustment and other, net. In addition, in the case of sales to customers in certain locations, our sales are

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

denominated in U.S. dollars, Euros or Canadian dollars but all or a substantial portion of our associated costs are denominated in a different currency. As a result, changes in the relative values of U.S. dollars, Euros, Canadian dollars and Chinese Renminbi and any such different currency will affect our profitability and cash flows.

Varying international business practices may adversely impact our business and reputation.

We currently purchase raw materials, components and finished products from various foreign suppliers. To the extent that any such foreign supplier utilizes labor or other practices that vary from those commonly accepted in the United States, our business and reputation could be adversely affected by any resulting litigation, negative publicity, political pressure, or otherwise.

A decline in our relations with key distributors and dealers, loss of major customers or failures or delays in collecting payments from major customers may negatively impact our business.

Our operations depend upon our ability to maintain relations with our independent distributors and dealers and we do not typically enter into long-term contracts with them. If our key distributors or dealers are unwilling to continue selling our products, or if any of them merge with or are purchased by a competitor, we could experience a decline in sales. If we are unable to replace such distributors or dealers or otherwise replace the resulting loss of sales, our business, results of operations and cash flows could be adversely affected. For 2010, approximately 50% of our consolidated net sales were made through our independent distributors and dealers, and our largest distributor or dealer accounted for approximately 3.5% of consolidated net sales for 2010.

In addition, the loss of one or more of our other major customers, or a substantial decrease in such customers' purchases from us, could have a material adverse effect on our results of operations and cash flows. Because we do not generally have binding long-term purchasing agreements with our customers, there can be no assurance that our existing customers will continue to purchase products from us. Our largest customer (other than a distributor or dealer) accounted for approximately 4% of consolidated net sales for each of 2010 and 2009.

Further, a failure or delay in collecting payments due to us from our major customers could negatively impact our business. For example, a customer in our TECH segment that we began shipping product to during the fourth quarter of 2009, owed us payments of approximately $9.2 million as of December 31, 2010 under an agreement with payment terms which are extended beyond the normal payment terms of this segment. See “Management's Discussion and Analysis-Liquidity and Capital Resources-Risks and Uncertainties” for additional information on this customer and the amounts involved. While we believe that we will ultimately collect payment in full from this customer, we cannot guarantee if or when we will receive payment. A failure to collect payment from this customer or other major customers could adversely affect our results of operations and cash flows.

Labor disruptions or cost increases could adversely affect our business.

A work stoppage at one of our facilities could cause us to lose sales, incur increased costs and adversely affect our ability to meet customers’ needs. A plant shutdown or a substantial modification to employment terms (including the collective bargaining agreements affecting our unionized employees) could result in material gains or losses or the recognition of an asset impairment. As collective bargaining agreements expire and until negotiations are completed, it is not known whether we will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions, including labor stoppages. At December 31, 2010, approximately 5.3% of our employees are unionized, and from time to time the Company experiences union organizing efforts directed at our non-union employees. We may also experience labor cost increases or disruptions in its non-union facilities in circumstances where we must compete for employees with necessary skills and experience or in tight labor markets.

We must continue to innovate and improve our products to maintain our competitive advantage.

Our ability to maintain and grow our market share depends in part on the ability to continue to develop high quality, innovative products. An important part of our competitive strategy includes leveraging our distributor and dealer relationships and our existing brands to introduce new products. In addition, some of our HVAC products are subject to federal minimum efficiency standards and/or protocols concerning the use of ozone-depleting substances that have and are expected to continue to become more stringent over time. We cannot assure you that our investments in product innovation and technological development will be sufficient or that we will be able to create and market new products to enable us to successfully compete with new products or technologies developed by our competitors or to meet heightened regulatory requirements in the future.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

Certain of our operations and products are subject to environmental, health and safety laws and regulations, which may result in substantial compliance costs or otherwise adversely affect our business.

Our operations are subject to numerous federal, state, local and foreign laws and regulations relating to protection of the environment, including those that impose limitations on the discharge of pollutants into the air and water, establish standards for the use, treatment, storage and disposal of solid and hazardous materials and wastes and govern the cleanup of contaminated sites. We have used and continue to use various substances in our products and manufacturing operations, and have generated and continue to generate wastes, which have been or may be deemed to be hazardous or dangerous. As such, our business is subject to and may be materially and adversely affected by compliance obligations and other liabilities under environmental, health and safety laws and regulations. These laws and regulations affect ongoing operations and require capital costs and operating expenditures in order to achieve and maintain compliance. For example, the United States and other countries have established programs for limiting the production, importation and use of certain ozone depleting chemicals, including HCFCs, a refrigerant used in our air conditioning and heat pump products. Some of these chemicals have been banned completely, and others have been phased out in the United States. Modifications to the design of our products have been made, and further modifications may be necessary, in order to utilize alternative refrigerants.

We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, as a result of violations of or liabilities under environmental laws.

We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, and third party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws, or non-compliance with environmental permits required at our facilities. Certain environmental laws and regulations also impose liability, without regard to knowledge or fault, relating to the existence of contamination at or associated with properties used in our current and former operations, or those of our predecessors, or at locations to which current or former operations or those of our predecessors have shipped waste for disposal. Contaminants have been detected at certain of our former sites, and we have been named as a potentially responsible party at several third-party waste disposal sites. While we are not currently aware of any such sites as to which material outstanding claims or obligations exist, the discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites could result in significant liability. In addition, we cannot be certain that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations or other unanticipated events will not arise in the future and give rise to material environmental liabilities or an increase in compliance costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face risks of litigation and liability claims on product liability, workers’ compensation and other matters, the extent of which exposure can be difficult or impossible to estimate and which can negatively impact our business, financial condition, results of operations and cash flows.

We are subject to legal proceedings and claims arising out of our businesses that cover a wide range of matters, including contract and employment claims, product liability claims, warranty claims and claims for modification, adjustment or replacement of component parts of units sold. Product liability and other legal proceedings include those related to businesses we have acquired or properties we have previously owned or operated.

The development, manufacture, sale and use of our products involve risks of product liability and warranty claims, including personal injury and property damage arising from fire, soot, mold and carbon monoxide. We currently carry insurance and maintain reserves for potential product liability claims. However, our insurance coverage may be inadequate if such claims do arise, and any liability not covered by insurance could have a material adverse effect on our business. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date. To date, we have been able to obtain insurance in amounts we believe to be appropriate to cover such liability. However, our insurance premiums may increase in the future as a consequence of conditions in the insurance business generally, or our situation in particular. Any such increase could result in lower profits or cause us to reduce our insurance coverage. In addition, a future claim may be brought against us, which would have a material adverse effect on us. Any product liability claim may also include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. Our product liability insurance policies have limits that, if exceeded, may result in material costs that would have an adverse effect on future profitability. In addition, warranty claims are generally not covered by our product liability insurance. Further, any product liability or warranty issues may adversely affect our reputation as a manufacturer of high-quality, safe products and could have a material adverse effect on our business.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

Product recalls or reworks may adversely affect our financial condition, results of operations and cash flows.

In the event we produce a product that is alleged to contain a design or manufacturing defect, we could be required to incur costs involved to recall or rework that product. While we have undertaken several voluntary product recalls and reworks over the past several years, additional product recalls and reworks could result in material costs. Many of our products, especially certain models of bath fans, range hoods, and residential furnaces and air conditioners, have a large installed base, and any recalls and reworks related to products with a large installed base could be particularly costly. The costs of product recalls and reworks are not generally covered by insurance. In addition, our reputation for safety and quality is essential to maintaining market share and protecting our brands. Any recalls or reworks may adversely affect our reputation as a manufacturer of high-quality, safe products and could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business operations could be significantly disrupted if we lost members of our management team.

Our success depends to a significant degree upon the continued contributions of our executive officers and key employees and consultants, both individually and as a group. Our future performance will be substantially dependent on our ability to retain and motivate them. The loss of the services of any of our executive officers or key employees and consultants, particularly our Chairman and Chief Executive Officer, Richard L. Bready, or our other executive officers, could prevent us from successfully executing our business strategy.

Our business operations could be negatively impacted if we fail to adequately protect our intellectual property rights, if we fail to comply with the terms of our licenses or if third parties claim that we are in violation of their intellectual property rights.

We are highly dependent on certain of the brand names under which we sell our products, including Broan® and NuTone®. Failure to protect these brand names and other intellectual property rights or to prevent their unauthorized use by third parties could adversely affect our business. We seek to protect our intellectual property rights through a combination of trademark, copyright, patent and trade secret laws, as well as confidentiality agreements. These protections may not be adequate to prevent competitors from using our brand names and trademarks without authorization or from copying our products or developing products equivalent to or superior to ours. We license several brand names from third parties. In the event we fail to comply with the terms of these licenses, we could lose the right to use these brand names. In addition, we face the risk of claims that we are infringing third parties’ intellectual property rights. Any such claim, even if it is without merit, could be expensive and time-consuming; could cause us to cease making, using, or selling certain products that incorporate the disputed intellectual property; could require us, if feasible, to redesign our products; could divert management time and attention; and could require us to enter into costly royalty or licensing arrangements.

Our future financial condition and results of operations will be affected by the adoption of fresh-start accounting.

As a result of our bankruptcy reorganization, we have adopted “fresh-start accounting” as of the Effective Date pursuant to the Reorganizations topic of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”). Accordingly, our assets and liabilities have been adjusted to fair value, and certain assets and liabilities not previously recognized in our financial statements have been recognized under fresh-start accounting. As a result, our financial condition and results of operations from and after the Effective Date will not be comparable, in various material respects, to our financial condition and results of operations reflected in our consolidated financial statements for the Predecessor periods.

Furthermore, the estimates and assumptions used to implement fresh-start accounting are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, we cannot provide assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially, resulting in future impairment charges. For further information about fresh-start accounting, see Note 3, “Fresh-Start Accounting-Liabilities Subject to Compromise,” to the audited consolidated financial statements included elsewhere in this report.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

Risks Related to Our Indebtedness:

Our substantial debt could negatively impact our business, prevent us from fulfilling outstanding debt obligations and adversely affect our financial condition.

We have a substantial amount of debt. At December 31, 2010, we had approximately $1,119.6 million of total debt outstanding. The terms of our outstanding debt, including our 11% Senior Secured Notes due 2013 (the “11% Notes”), our 10% Senior Unsecured Notes due 2018 (the "10% Notes") and our $300.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) limit, but do not prohibit, us from incurring additional debt. If additional debt is added to current debt levels, the related risks described below could intensify.

Our substantial debt has or could have important adverse consequences, including the following:

•	could impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions, refinancing indebtedness or other purposes;

•	a substantial portion of our cash flow from operations will be dedicated to paying principal and interest on our debt, thereby reducing funds available for expansion or other purposes;

•	we are more leveraged than some of our competitors, which may result in a competitive disadvantage;

•	we are vulnerable to interest rate increases, as certain of our borrowings, including those under the ABL Facility, are at variable rates;

•	our failure to comply with the restrictions in our financing agreements would have a material adverse effect on us and our ability to meet our obligations under certain of our borrowings;

•	we are more vulnerable to changes in general economic conditions than companies with less or no debt;

•	we face limitations on our ability to make strategic acquisitions, invest in new products or capital assets or take advantage of business opportunities; and

•	we are limited in our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

The terms of our debt covenants impose restrictions on how we conduct our business and could limit our ability to raise additional funds.

The agreements that govern the terms of our debt, including the indentures that govern our 11% Notes and 10% Notes and the credit agreement that governs our ABL Facility, contain covenants that restrict our ability and the ability of our subsidiaries to:

•	incur additional indebtedness;

•	pay dividends or make other distributions;

•	make loans or investments;

•	incur certain liens;

•	enter into transactions with affiliates; and

•	consolidate, merge or sell assets.

There are limitations on our ability to incur the full $300.0 million of commitments under the ABL Facility. Availability is limited to the lesser of the borrowing base under the ABL Facility and $300.0 million. As of December 31, 2010, we had approximately $85.0 million in outstanding borrowings under the ABL Facility and, based on the December 31, 2010 borrowing base calculations, we had excess availability under the ABL Facility of approximately $149.4 million and approximately $111.6 million of excess availability before triggering the cash deposit requirements discussed in the next paragraph. As of March 25, 2011, we had approximately $92.0 million in outstanding borrowings under the ABL Facility and, based on the February 2011 borrowing base calculations, we had excess availability of approximately $146.8 million under the ABL Facility and approximately $108.2 million of excess availability before triggering the cash deposit requirements.

We will be required to deposit cash from our material deposit accounts (including all concentration accounts) daily in collection accounts maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit if, (i) excess availability (as defined in the ABL Facility) falls below the greater of $35.0 million or 15% of the borrowing base or (ii) an event of default has occurred and is continuing. In addition, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

quarter basis of not less than 1.1 to 1.0. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control. A breach of any of these covenants could result in a default under the ABL Facility.

A breach of the covenants under the indentures that govern our 11% Notes and 10% Notes or the credit agreement that governs the ABL Facility could result in an event of default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the ABL Facility would permit the lenders under the ABL Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our 11% Notes or ABL Facility, those noteholders or lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our noteholders or lenders accelerate the repayment of our borrowings, we can provide no assurances that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns;

•	unable to compete effectively or to take advantage of new business opportunities; or

•	grow in accordance with our plans.

A large portion of our debt becomes due in 2013 and we expect that we will need to refinance such debt. In addition, we may be unable to generate sufficient cash to service all of our indebtedness and other liquidity requirements and may be forced to take other actions to satisfy such requirements, which may not be successful.

We will be required to repay all amounts outstanding under our 11% Notes and ABL Facility in 2013 and our 10% Notes in 2018. At December 31, 2010, we had outstanding borrowings under these obligations of approximately $1,088.3 million. In addition, we are currently obligated to make periodic principal and interest payments under the 11% Notes, the 10% Notes and the ABL Facility, as well as other indebtedness, annually. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We expect that we will need to access the capital markets in order to refinance all amounts outstanding under the 11% Notes, the 10% Notes and the ABL Facility, as we do not anticipate generating sufficient cash flow from operations to repay such amounts in full. We cannot assure you that funds will be available to us in the capital markets, together with cash generated from operations, in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We cannot assure you that we will be able to refinance any of our indebtedness, including the 11% Notes, the 10% notes and the ABL Facility, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all.

For further information regarding our yearly contractual obligations and sources of liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, Item 7, Part II of this report.

If we are unable to access funds generated by our subsidiaries, we may not be able to meet our financial obligations.

Because we conduct our operations through our subsidiaries, we depend on those entities for dividends, distributions and other payments to generate the funds necessary to meet our financial obligations. Legal restrictions in the United States and foreign jurisdictions applicable to our subsidiaries and contractual restrictions in certain agreements governing current and future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. All of our subsidiaries are separate and independent legal entities and have no obligation whatsoever to pay any dividends, distributions or other payments to us.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

Risks Related to Our Common Stock:

We do not know whether an active market will develop for our common stock and as a result it may be difficult for you to sell your shares of our common stock at what you believe to be an attractive price.

We can provide no assurance that an active market for our common stock will develop. Our common stock began trading on the OTC:QB on June 15, 2010 pending our anticipated listing on the New York Stock Exchange. To date, the volume of trading on the OTC:QB has been limited, primarily because a large number of our outstanding shares of common stock are held by a small number of shareholders. While we believe that the market for our common stock will become more active when trading moves to the NYSE, if an active market for our common stock does not develop, it may be difficult for you to sell your shares of common stock at what you believe to be an attractive price.

The price of our common stock could be volatile.

The overall market and the price of our common stock may fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

•	quarterly fluctuations in our operating results;

•	changes in investors' and analysts' perception of the business risks and conditions of our business;

•	our ability to meet the earnings estimates and other performance expectations of financial analysts or investors;

•	unfavorable commentary or downgrades of our stock by equity research analysts;

•	fluctuations in the stock prices of our peer companies or in stock markets in general;

•	our ability to comply with our debt covenants; and

•	general economic or political conditions.

The market price for our common stock could also fall if our existing significant shareholders, or management, sell, or attempt to sell, large amounts of our common stock. Alternatively, if these shareholders do not trade their shares, our common stock could be thinly traded resulting in a wide spread of bid and ask prices for our common stock, which could reduce the trading volume of our common stock.

Future sales of our common stock may lower our stock price.

The perception in the public market that our existing shareholders might sell shares of common stock could depress the market price of our common stock, regardless of the actual plans of our existing stockholders. Following the effectiveness of our Form 10 registration statement, funds affiliated with Ares Management LLC (“Ares”), which together hold approximately 30% of our outstanding shares of common stock as of March 18, 2011, will have the right, subject to certain exceptions and conditions, to require us to register their shares of common stock pursuant to a registration statement filed under the Securities Act, and to participate in future registrations of securities by us. Registration of any of these shares would result in the shares becoming freely tradable.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt that our stockholders may find beneficial.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. Our corporate governance documents include provisions:

•	establishing a classified board of directors so that not all members of our board are elected at one time;

•	providing that directors may be removed by stockholders only for cause;

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors; and

•	limiting the determination of the number of directors on our Board of Directors and the filling of vacancies or newly created seats on the board to our Board of Directors then in office.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our existing stockholders exert significant influence over us. Their interests may not coincide with yours and they may make decisions with which you may disagree.

Funds affiliated with Ares own, in the aggregate, approximately 30% of our outstanding common stock as of March 18, 2011. Other stockholders, including Fidelity, Goldman Sachs and Capital Research and Management, also own significant portions of our common stock. See “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement for further detail on the ownership of our common stock. As a result, these stockholders, acting individually or together, control substantially all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. In addition, this concentration of equity ownership may delay or prevent a change in control of our Company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

Further, our bylaws and certificate of incorporation allow a majority of our stockholders to take action by written consent, rather than at an annual or special meeting of stockholders, and without providing prior notice to other stockholders. These provisions generally allow our stockholders to act quickly. However, if you are in the minority, you may not receive prior notice of, or have the opportunity to object to, certain actions that may be proposed by a majority of our stockholders.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock or if our operating results do not meet their expectations, our common stock price could decline.

The market price of our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. Since our common stock began trading on the OTC:QB, no securities analysts have initiated coverage of Nortek. If we do not have analyst coverage of our common stock, we may lack visibility in the financial markets, which in turn could cause the market price of our common stock or its trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrade our common stock or if our operating results or prospects do not meet their expectations, the market price of our common stock could decline.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, our stockholders may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

ITEM 2.	PROPERTIES.

Set forth below is a brief description of the location and general character of the principal administrative and manufacturing facilities and other material real properties of our continuing operations, all of which we consider to be in satisfactory repair as of December 31, 2010. All properties are owned, except for those indicated by an asterisk (*), which are leased under operating leases and those with a double asterisk (**), which are leased under capital leases.

Location	Description	Approximate Square Feet

Residential Ventilation Products Segment:
Hartford, Wisconsin	Manufacturing/Warehouse/Administrative	538,000	(2)
Hartford, Wisconsin	Warehouse	130,000	*
Mississauga, ONT, Canada	Manufacturing/Warehouse/Administrative	110,000
Fabriano, Italy	Manufacturing/Warehouse/Administrative	12,000
Cerreto D’Esi, Italy	Manufacturing/Warehouse/Administrative	174,000
Montefano, Italy	Manufacturing/Warehouse/Administrative	93,000	(1)
Cleburne, Texas	Manufacturing/Warehouse/Administrative	215,000	(2)
Drummondville, QUE, Canada	Manufacturing/Warehouse/Administrative	126,000
Drummondville, QUE, Canada	Manufacturing/Warehouse/Administrative	41,000	*
Chenjian, Huizhou, PRC	Manufacturing/Warehouse/Administrative/Other	198,000
San Francisco, California	Warehouse/Administrative	35,000	*
Gliwice, Poland	Manufacturing/Warehouse/Administrative	162,000	(1)
Tecate, Mexico	Manufacturing/Warehouse/Administrative	204,000	*
Alameda, California	Manufacturing/Warehouse/Administrative	38,000	*

Technology Products Segment:
Xiang, Bao An County, Shenzhen, PRC	Manufacturing/Warehouse/Administrative/Other	410,000	*
Chaiwan, Hong Kong	Administrative	13,000	*
Lexington, Kentucky	Warehouse/Administrative	48,000	*
Carlsbad, California	Warehouse/Administrative	97,000	*
Vista, California	Warehouse	69,000	*
Riverside, California	Administrative	82,000	*
Grand Rapids, Michigan	Manufacturing/Warehouse/Administrative	89,000	*
Phoenix, Arizona	Manufacturing/Warehouse/Administrative	51,000	*
Petaluma, California	Warehouse/Administrative	26,000	*
Tallahassee, Florida	Manufacturing/Warehouse/Administrative	71,000	(2)
Summerville, South Carolina	Warehouse/Administrative	162,000	*
New Milford, Connecticut	Manufacturing/Warehouse/Administrative	17,000	**
Los Angeles, California	Warehouse/Administrative	28,000	*
Salt Lake City, Utah	Manufacturing/Warehouse/Administrative	25,000	*
St. Paul, Minnesota	Manufacturing/Warehouse/Administrative	102,000	(2)
Dongguan City, Guangdong, PRC	Manufacturing/Warehouse/Administrative	159,000	*

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

Location	Description	Approximate Square Feet

Residential HVAC Products Segment:
O’Fallon, Missouri	Warehouse/Administrative	70,000	*
St. Louis, Missouri	Warehouse	103,000	*
Boonville, Missouri	Manufacturing	250,000	(2)
Boonville, Missouri	Warehouse/Administrative	150,000	(1)
Tipton, Missouri	Manufacturing	50,000	(2)
Poplar Bluff, Missouri	Manufacturing/Warehouse	725,000	**
Dyersburg, Tennessee	Manufacturing/Warehouse	368,000	**
Miami, Florida	Manufacturing/Warehouse/Administrative	111,000	*
Catano, Puerto Rico	Warehouse	17,000	*

Commercial HVAC Products Segment:
St. Leonard d’Aston, QUE, Canada	Manufacturing/Administrative	95,000	*
Saskatoon, Saskatchewan, Canada	Manufacturing/Administrative	59,000	*
Holland, Michigan	Manufacturing/Administrative	45,000	*
Oklahoma City, Oklahoma	Manufacturing/Administrative	127,000	(2)
Okarche, Oklahoma	Manufacturing/Warehouse/Administrative	228,000	(2)
Springfield, Missouri	Manufacturing/Warehouse/Administrative	113,000	*
Anjou, QUE, Canada	Manufacturing/Administrative	127,000	*
Edenbridge, Kent, United Kingdom	Manufacturing/Administrative	41,000	*
Fenton, Stoke-on-Trent, United Kingdom	Manufacturing/Administrative	104,000	*
Tualatin, Oregon	Manufacturing/Warehouse/Administrative	200,000	*
Eden Prairie, Minnesota	Administrative	30,000	*

Other:
Providence, RI	Administrative	23,000	*

(1)	These facilities are pledged as security under various subsidiary debt agreements.

(2)	These facilities are pledged as first priority security under our 11% Senior Secured Notes due 2013 and as second priority under the ABL Facility.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

ITEM 3.	LEGAL PROCEEDINGS.

Voluntary Bankruptcy Filing and Reorganization

The information contained under the section entitled “Business - 2009 Bankruptcy and Reorganization” in Item 1 of this report is incorporated herein by reference.

Other Legal Proceedings

The Company is subject to numerous federal, state and local laws and regulations, including environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with the material laws and regulations applicable to it. The Company is involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by the Company after a release has occurred. In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous substances management. The Company believes that all such claims asserted against it, or such obligations incurred by it, will not have a material adverse effect upon the Company’s financial condition or results of operations. Expenditures in 2010, 2009 and 2008 to evaluate and remediate such sites were not material. While the Company is able to reasonably estimate certain of its contingent losses, the Company is unable to estimate with certainty its ultimate financial exposure in connection with identified or yet to be identified remedial actions due, among other reasons, to: (i) uncertainties surrounding the nature and application of environmental regulations, (ii) the Company’s lack of information about additional sites where it may be identified as a potentially responsible party (“PRP”), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation is joint and several, each PRP is potentially wholly liable for other PRP’s that become insolvent or bankrupt. Thus, the solvency of other PRP’s could directly affect the Company’s ultimate aggregate clean-up costs. In certain circumstances, the Company’s liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

On February 4, 2009, our subsidiary, Nordyne, Inc. (“Nordyne”), initiated action against Regal Beloit Corporation (“Regal Beloit”) in the U.S. District Court for the Eastern District of Missouri. In the action, Nordyne is seeking a judgment declaring that certain of its high efficiency heating and air conditioning products do not infringe on Regal Beloit's electronically commutated motor (“ECM”) systems patent U.S. Patent No. 5,592,058 (“the '058 Patent”) and/or that the '058 Patent is invalid. In July 2009, Regal Beloit filed a response and counterclaimed, denying that Nordyne is entitled to relief and seeking a judgment that Nordyne has, in fact, infringed and continues to infringe upon the '058 Patent by making, using, offering for sale and selling such products. Regal Beloit has also requested the U.S. District Court to enjoin Nordyne from further infringement of the '058 Patent and to award Regal Beloit compensatory and other damages. On February 2, 2011, the Court issued a claim construction order in which it held that 40 of the 44 claims in the '058 Patent asserted against Nordyne contain limitations that are indefinite and thus invalid. The remaining claims of the '058 Patent remain to be litigated. Due to the inherent uncertainty related to this suit and the information currently available, it is not possible for us to estimate the potential loss, if any, regarding this matter. While we will continue to litigate our claims vigorously, it is possible that our business, financial condition, results of operations or cash flows could be affected by an adverse outcome of this matter.

In addition to legal matters described above, the Company is named as a defendant in a number of legal proceedings, including a number of product liability lawsuits, incident to the conduct of its business.

See Note 11, “Commitments and Contingencies”, to the consolidated financial statements included elsewhere in this report.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information; Holders

Nortek’s common stock is listed for trading on the OTC:QB under the symbol “NTKS”. The OTC:QB is not a securities exchange registered with the SEC under Section 6 of the Exchange Act. We plan to list our common stock for trading on the NYSE as soon as practicable.

As of March 18, 2011, there were approximately 11 holders of record of common stock of the Company and an unknown number of additional beneficial owners whose shares are held through brokerage firms or other institutions.

Dividends

We did not pay any cash dividends on our common stock in 2010 or 2009, and we do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. The indentures and other agreements, including the credit agreement for our ABL Facility, restrict our ability to pay dividends. See “Management’s Discussion and Analysis - Liquidity and Capital Resources - Adequacy of Liquidity Sources” and “Management’s Discussion and Analysis - Liquidity and Capital Resources  - Debt Covenant Compliance” for further information regarding restrictions on our ability to pay dividends. In addition, the declaration of any future cash dividends and, if declared, the amount of any such dividends, will be subject to our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and to the discretion of our board of directors.

Equity Compensation Plan Information

The table below provides information about shares of our common stock that may be issued upon exercise of options, warrants, and rights under our 2009 Omnibus Incentive Plan. All outstanding awards relate to shares of our common stock. Information is as of December 31, 2010, unless otherwise indicated.

Plan Category	(a)Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b)Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c)Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(1)
Equity compensation plans approved by security holders	1,570,455	(2)	$35.54	671,148
Equity compensation plans not approved by security holders	—		N/A	—

(1)
The number of securities remaining for future issuance under our 2009 Omnibus Incentive Plan may be issued as incentive stock options, nonstatutory stock awards, other stock-based awards and performance-based compensation awards. All of the securities remaining for future issuance under our 2009 Omnibus Incentive Plan may be issued as incentive stock options.

(2)
Consists of 364,284 incentive stock options and 416,697 non-qualified stock options issued pursuant to our 2009 Omnibus Incentive Plan and warrants to purchase 789,474 shares of common stock and excludes shares of restricted stock granted pursuant to our 2009 Omnibus Incentive Plan.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

Recent Sales of Unregistered Securities

On November 18, 2010, we sold in a private placement $250.0 million aggregate principal amount of 10% senior unsecured notes due 2018 (the “10% Notes”). The 10% Notes were issued and sold in a private placement to initial purchasers consisting of Banc of America Merrill Lynch, Credit Suisse, and UBS Investment Bank and resold by such initial purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Net proceeds from the sale of the 10% Notes, after deducting underwriting commissions and expenses, amounted to approximately $243.2 million.

During the year ended December 31, 2010, the Company granted options to purchase 72,000 shares of common stock at an exercise price of $17.50 per share and options to purchase 20,000 shares of common stock at an exercise price of $41.00 per share pursuant to the 2009 Omnibus Incentive Plan.  Such stock options vest at the rate of 20% on each anniversary of the grant date, beginning with the first anniversary of the grant date, with 100% vesting upon the fifth anniversary of the grant date, and, unless terminated earlier, expire on the tenth anniversary of the grant date.  The issuance of such options to purchase common stock is exempt from Section 5 of the Securities Act pursuant to Rule 701 of the Securities Act.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The table below summarizes our selected consolidated financial information as of and for the periods indicated. You should read the following selected consolidated financial data together with our consolidated financial statements and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Liquidity and Capital Resources” and “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters” included elsewhere herein. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Successor		Predecessor
	For the Year	Period from	Period from	For the Years Ended
	Ended	Dec. 20, 2009 -	Jan. 1, 2009 -	December 31,
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009	2008	2007	2006
	(In millions except per share amounts and ratios)
Consolidated Summary of Operations:
Net sales	$1,899.3	$44.0	$1,763.9	$2,269.7	$2,368.2	$2,218.4
Pre-petition reorganization items (1)	—	—	(22.5)	—	—	—
Goodwill impairment charge (2)	—	—	(284.0)	(710.0)	—	—
Operating earnings (loss)	70.6	(1.2)	(203.4)	(610.0)	185.5	267.0
(Loss) earnings before gain on reorganization items, net	(25.0)	(4.8)	(338.8)	(753.8)	65.5	153.6
Gain on reorganization items, net (1)	—	—	1,035.9	—	—	—
Net (loss) earnings	(13.4)	(3.4)	612.1	(780.7)	32.4	89.7
(Loss) earnings per share:
Basic (3)	(0.89)	(0.23)	204,033.33	(260,233.33)	10,800.00	29,900.00
Diluted (3)	(0.89)	(0.23)	204,033.33	(260,233.33)	10,800.00	29,900.00

Financial Position and Other Financial Data:
Unrestricted cash, investments and marketable securities	$57.7	$89.6	$86.7	$182.2	$53.4	$57.4
Working capital (4)	330.5	320.8	323.3	352.7	207.2	211.1
Total assets	1,961.7	1,618.9	1,643.4	1,980.3	2,706.8	2,627.3
Total debt —
Current	17.8	49.9	53.8	53.9	96.4	43.3
Long-term	1,101.8	835.4	835.4	1,545.5	1,349.0	1,362.3
Current ratio (5)	1.9:1	1.9:1	1.9:1	1.8:1	1.4:1	1.4:1
Debt to equity ratio (6)	7.1:1	5.2:1	5.2:1	—	2.3:1	2.5:1
Depreciation and amortization expense, including non-cash interest	$93.8	$6.2	$103.2	$76.9	$70.7	$66.5
Capital expenditures	19.8	0.5	17.9	25.4	36.4	42.3
Stockholders’ investment (deficit)	158.8	170.1	172.0	(219.8)	618.7	563.1

(1)	See Note 2, “Reorganization Under Chapter 11 and Current Capital Structure”, and Note 3, “Fresh-Start Accounting”, to the consolidated financial statements included elsewhere in this report.

(2)
Non-cash goodwill impairment charges were recognized in consolidated operating loss and net earnings (loss) for the Predecessor Period from January 1, 2009 to December 19, 2009 and the year ended December 31, 2008. See Note 4, “Summary of Significant Accounting Policies”, to the consolidated financial statements included elsewhere in this report.

(3)	See Note 4, “Summary of Significant Accounting Policies”, to the consolidated financial statements included elsewhere in this report.

(4)	Working capital is computed by subtracting current liabilities from current assets.

(5)	Current ratio is computed by dividing current assets by current liabilities.

(6)	Debt to equity ratio is computed by dividing total debt by total stockholders’ investment.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Nortek, Inc. and its wholly-owned subsidiaries are diversified manufacturers of innovative, branded residential and commercial building products, operating within four reporting segments:

•	the Residential Ventilation Products (“RVP”) segment,

•	the Technology Products (“TECH”) segment,

•	the Residential Air Conditioning and Heating Products (“R-HVAC”) segment, and

•	the Commercial Air Conditioning and Heating Products (“C-HVAC”) segment.

Through these segments, we manufacture and sell, primarily in the United States, Canada and Europe, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market and the personal and enterprise computer markets.

The RVP segment manufactures and sells room and whole house ventilation and other products primarily for the professional remodeling and replacement markets, the residential new construction market and the DIY market. The principal products sold by this segment include kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units) and indoor air quality products.

The TECH segment, formerly known as the Home Technology Products ("HTP") segment, manufactures and distributes a broad array of products designed to provide convenience and security for residential and certain commercial applications. The principal product categories sold in this segment include audio/video distribution and control equipment, security and access control products, and digital display mounting and mobility products.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Nortek, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes contained in this report. Unless the context requires otherwise, the terms “Nortek,” “Company,” “we” and “our” in this MD&A refer to Nortek, Inc. and its wholly-owned subsidiaries.

2009 Bankruptcy and Reorganization

On December 17, 2009, we successfully emerged from bankruptcy as a reorganized company after voluntarily filing for bankruptcy on October 21, 2009 with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), pursuant to prepackaged plans of reorganization (the “Reorganization”). The purpose of the Reorganization was to reorganize our capital structure while allowing us to continue to operate our business. The Reorganization was necessary because it was determined that we would be unable to operate our business and meet our debt obligations under our pre-Reorganization capital structure.

As a result of the Reorganization, approximately $1.3 billion of debt was eliminated. On December 29, 2009, the Bankruptcy Court closed the bankruptcy cases for Nortek’s subsidiaries and on March 31, 2010 closed the bankruptcy case for Nortek. On December 17, 2009 (the “Effective Date”), we emerged from bankruptcy as a reorganized company with a new capital structure. See "Business - 2009 Bankruptcy and Reorganization", Item 1 of Part I of this report, for a description of our capital structure.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

Adoption of Fresh-Start Accounting

On December 19, 2009, in connection with the Reorganization, we adopted fresh-start accounting in accordance with ASC 852. Fresh-start accounting requires all assets and liabilities to be recorded at fair value. As a result of the application of fresh-start accounting, our post-emergence financial results (for all periods ending after December 19, 2009) are presented as the “Successor” or “2009 Successor Period” and our pre-emergence financial results (for all periods ending through December 19, 2009) are presented as the “Predecessor” or “2009 Predecessor Period”. Financial statements prepared under accounting principles generally accepted in the United States do not straddle the Effective Date because, in effect, the Successor represents a new entity. Due to the adoption of fresh-start accounting, the results of the Successor Period are not comparable to Predecessor Periods. For the readers' convenience, the Successor Period from December 20, 2009 to December 31, 2009 and the Predecessor Period from January 1, 2009 to December 19, 2009 have been combined for certain purposes and are collectively referred to as “2009” for purposes of this MD&A.

In 2009, we recognized a gain of approximately $904.9 million for reorganization items as a result of the bankruptcy proceedings. This gain reflects the cancellation of our pre-petition debt, partially offset by the recognition of certain of our new equity and debt obligations, as well as professional fees incurred as a direct result of the bankruptcy proceedings.

In 2009, we also recognized a net gain of approximately $131.0 million related to the valuation of our assets and liabilities upon emergence from Chapter 11 bankruptcy proceedings.

In addition, we recognized charges of approximately $22.5 million in the 2009 Predecessor Period as a result of the bankruptcy proceedings.

For additional information regarding the bankruptcy proceedings, reorganization items, and fresh-start accounting adjustments see Note 2, “Reorganization Under Chapter 11 and Current Capital Structure” and Note 3, “Fresh-Start Accounting”, to the consolidated financial statements included elsewhere in this report.

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

Instability in the credit and financial markets, troubles in the mortgage market, the level of unemployment and the decline in home values have had a negative impact on residential and non-residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures. These factors have had an adverse effect on our operating results for the last three years.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

Changes in key industry activity affecting our businesses in the United States for 2010, 2009 and 2008 were as follows:

	Source of Data	% Increase (Decrease)
		2010	2009	2008
Private residential construction spending	1	(2)%	(30)%	(29)%
Total housing starts	1	6%	(39)%	(33)%
New home sales	1	(14)%	(23)%	(38)%
Existing home sales	2	(5)%	5%	(13)%
Residential improvement spending	1	3%	(7)%	(14)%
Central air conditioning and heat pump shipments	3	—%	(12)%	(9)%
Private non-residential construction spending	1	(23)%	(15)%	10%
Manufactured housing shipments	1	—%	(39)%	(14)%
Residential fixed investment spending	4	(3)%	(23)%	(24)%

Source of data:

(1)	U.S. Census Bureau

(2)	National Association of Realtors

(3)	Air Conditioning and Refrigeration Institute

(4)	U.S. Bureau of Economic Analysis

In addition, according to the Canada Mortgage and Housing Corporation, Canadian housing starts increased approximately 27% in 2010 as compared to 2009, decreased approximately 29% in 2009 as compared to 2008 and decreased approximately 8% in 2008 as compared to 2007.

In 2010 approximately 50% of consolidated net sales were made through distributors, wholesalers and similar channels, approximately 19% were to commercial HVAC markets, approximately 16% were to retailers (of which approximately 10% were sold to the four largest home center retailers), approximately 10% were private label sales and approximately 5% were to manufactured housing original equipment manufacturers and aftermarket dealers.

Our HVAC business serving the commercial construction market was approximately 19% and 22% of consolidated net sales for 2010 and 2009, respectively, versus approximately 23% of consolidated net sales in 2008. The decrease in the commercial HVAC business in 2010 is due, in part, to a decrease in sales volume of air handlers at certain U.S. subsidiaries.

During 2008, and continuing into 2009, we instituted cost reduction measures by implementing initiatives to significantly reduce discretionary spending and achieve reductions in workforce across all of our businesses given the rapidly changing and challenging economic environment. As a result of these initiatives, we reduced expense levels by approximately $75.7 million during 2009 as compared to 2008. Our total selling, general and administrative expense, net (“SG&A”) was approximately $86.9 million lower, approximately $43.2 million of which was the result of these cost reduction measures, for 2009 over 2008. Overhead expense, including freight costs, charged to cost of products sold was approximately $80.1 million lower, approximately $32.5 million of which was the result of these cost reduction measures, for 2009 over 2008. These lower expense levels reflect both reductions in spending levels and lower expenses, in part, as a result of a decline in sales volume.

The demand for certain of our products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during winter months usually reduces the level of building and remodeling activity in both home improvement and new construction markets, thereby reducing our sales levels during the first and fourth quarters.

We are subject to the effects of changing prices and the impact of inflation which could have a significant adverse effect on our results of operations for the periods presented. In some circumstances, market conditions or customer expectations may prevent us from increasing the prices of our products to offset the inflationary pressures that may increase costs in the future. In 2010, we experienced higher commodity prices as compared to 2009 primarily related to the purchase of copper, steel, and aluminum, as

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

well as certain purchased components, such as compressors. We anticipate that commodity prices for 2011 will continue to increase as compared to 2010. Should these price levels continue or increase further there can be no assurance that we will be able to sufficiently increase sales prices to offset the adverse effect on earnings from rising material costs.

Additionally, during 2010, we experienced increased freight costs due to increased ocean freight costs, as well as increased diesel fuel costs, as compared to the comparable period of 2009.   Recent tension in the Middle East is expected to further impact freight costs in 2011 as compared to 2010 due to increased fuel prices. Continued strategic sourcing initiatives and other cost reduction measures help mitigate fluctuations in freight costs.

During the past three years, the following have been our major purchases, expressed as a percentage of consolidated net sales, of raw materials and purchased components:

	For the Year Ended December 31,
	2010	2009	2008
Steel	5%	5%	6%
Motors	5%	5%	4%
Compressors	4%	3%	3%
Copper	2%	2%	3%
Electrical	2%	2%	2%
Packaging	2%	2%	1%
Plastics	1%	1%	1%
Aluminum	1%	1%	1%
Fans & Blowers	1%	1%	1%

First Quarter and Year 2011 Outlook

Our outlook for 2011 is for the housing markets to improve marginally, after a slow first quarter start. Continued low consumer confidence, high unemployment levels and a continued high level of foreclosures are expected to continue to depress the housing markets. The non-residential market, which slowed in 2010, is expected to remain weak throughout 2011. These continued depressed market conditions, together with commodity cost pressures, will challenge our 2011 performance.

We believe that our first quarter of 2011 will be adversely impacted by a number of factors, including the shift of certain sales that were recorded in the fourth quarter of 2010 primarily due to announced price increases effective January 1, 2011, as well as, the uncertainty of product availability subsequent to January 1, 2011 in the R-HVAC segment. We believe that this shift in sales will have the effect of reducing first quarter 2011 net sales by approximately $10.0 million to $15.0 million and operating earnings by approximately $5.0 million and $7.0 million. The first quarter of each year, for many of our businesses, tends to be the lowest level of business activity than any other quarter of the year. Lower production and shipment levels tend to result in less absorption of overhead, which results in lower operating margins as compared to the other three quarters. In addition to the shift in sales noted above (which will adversely affect production and overhead absorption levels), the first quarter of 2011 will also be unfavorably impacted by the adverse winter weather conditions experienced throughout significant parts of the U.S. in January and February 2011, and is believed to have been more severe than in prior years. As a result, we had several manufacturing facilities (particularly in the RVP segment) that were shut down completely, or were on partial work load days, in January and February 2011. In the RVP segment, several of our retail customers noted considerably lower levels of foot traffic in 2011 as compared to the first quarter of 2010, which was, in part, attributed to the weather. In our residential markets in the U.S., we saw housing starts and new home sales down 9% and 22%, respectively, while sales of existing homes were flat, for the first two months of 2011 as compared to the same period of 2010.

We are looking at our business with a long-term view and a continued focus on our low-cost country sourcing strategy and cost reduction initiatives. Balance sheet management is an extremely important priority for all of our businesses in order to maximize cash flow from operating activities. During this challenging environment, we will fund necessary capital investments that will improve our business operations. In 2010, we spent approximately $19.8 million on capital expenditures. In 2011, we expect to spend between approximately $25.0 million and $30.0 million on capital expenditures.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

Acquisitions

We account for acquisitions under the purchase method of accounting and accordingly, the results of these acquisitions are included in our consolidated results from the date of their acquisition. We have made the following acquisitions since January 1, 2008:

Reporting Segment	Acquired Company	Acquisition Date	Primary Business of Acquired Company
TECH	Skycam, LLC	July 6, 2010	Distribution and sale of security cameras and digital video recorders via the Internet.
TECH	Ergotron, Inc.	December 17, 2010 *	Design, manufacture and sale of innovative, ergonomic mounting and mobility products for computer monitors, notebooks and flat panel displays in the United States and other parts of the world.

*    We selected December 31, 2010 as the date to record the acquisition of Ergotron, Inc. as the effect of using December 31, 2010, instead of December 17, 2010, was not material to our financial condition or results of operations for fiscal 2010. Accordingly, the accompanying consolidated statement of operations for the year ended December 31, 2010 does not include any activity related to Ergotron, Inc. for the period from December 18, 2010 to December 31, 2010.

Critical Accounting Policies

This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based upon our historical experience, current trends and other information available, as appropriate. If actual conditions are different from those assumptions used in our judgments, actual results could be materially different from our estimates. Our critical accounting policies are discussed below.

Revenue Recognition, Accounts Receivable and Related Expenses

We recognize sales based upon shipment of products to customers and have procedures in place at each of our subsidiaries to ensure that an accurate cut-off is obtained for each reporting period.

Allowances for cash discounts, volume rebates, other customer incentive programs and gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed to with our various customers, which are typically earned by the customer over an annual period. We record periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period, and the contractual provisions of the customer agreements. For calendar year customer agreements, we are able to adjust our periodic estimates to actual amounts as of December 31 each year based upon the contractual provisions of the customer agreements. For those customers who have agreements that are not on a calendar year cycle, we record estimates at December 31 consistent with the above described methodology. Customers are generally not required to provide collateral for purchases. As a result, at the end of any given reporting period, the amounts recorded for these allowances are based upon estimates of the likely outcome of future sales with the applicable customers and may require adjustment in the future if the actual outcome differs. We believe that our procedures for estimating such amounts are reasonable.

Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. We generally estimate customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return, while also factoring in any new business conditions that might impact the historical analysis, such as new product introduction. We believe that our procedures for estimating such amounts are reasonable.

Provisions for the estimated allowance for doubtful accounts are recorded in SG&A. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as changes in economic conditions, past due and nonperforming accounts, bankruptcies or other events affecting particular customers. We also periodically evaluate the adequacy of our allowance for doubtful accounts recorded in our consolidated balance

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

sheet as a further test to ensure the adequacy of the recorded provisions. The analysis for allowance for doubtful accounts often involves subjective analysis of a particular customer’s ability to pay. As a result, significant judgment is required in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. We believe that our procedures for estimating such amounts are reasonable.

Inventory Valuation

We value inventories at the lower of the cost or market with approximately 31% of our inventory at December 31, 2010 valued using the last-in, first-out (“LIFO”) method and the remainder valued using the first-in, first-out (“FIFO”) method. On December 19, 2009, inventories were adjusted to their fair value in connection with the application of fresh-start accounting (see Note 3, “Fresh-Start Accounting”, and Note 4, “Summary of Significant Accounting Policies”, to the consolidated financial statements included elsewhere in this report). In connection with both LIFO and FIFO inventories, we record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. We believe that our procedures for estimating such amounts are reasonable.

Income Taxes

We account for income taxes using the liability method in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in our consolidated financial statements and the amounts included in our federal, state and foreign income tax returns to be recognized in the balance sheet. As we generally do not file our income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards and valuation allowances required, if any, for tax assets that may not be realizable in the future. We require each of our subsidiaries to submit year-end tax information packages as part of the year-end financial statement closing process so that the information used to estimate the deferred tax accounts at December 31 is reasonably consistent with the amounts expected to be included in the filed tax returns. ASC 740 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference. As such, we have historically had prepaid income tax assets due principally to the unfavorable tax consequences of recording expenses for required book reserves for such things as, among others, bad debts, inventory valuation, insurance, product liability and warranty that cannot be deducted for income tax purposes until such expenses are actually paid. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law. The income tax estimates used have historically not resulted in material adjustments to income tax expense in subsequent periods when the estimates are adjusted to the actual filed tax return amounts, although there may be reclassifications between the current and long-term portion of the deferred tax accounts.

In connection with the filing of our U.S. federal tax return for the period ended December 17, 2009 in the third quarter of 2010, we made an election to capitalize for tax purposes research and development costs. This election resulted in the creation of a deferred tax asset that will be amortized over a 10 year period. As a result of this election, we recorded a deferred tax benefit of approximately $10.9 million, including a state tax benefit of approximately $1.0 million, in 2010.

Goodwill and Other Long-Lived Assets

Evaluation of Goodwill Impairment

Our accounting for acquired goodwill and intangible assets requires considerable judgment in the valuation of acquired goodwill and other long-lived assets, and the ongoing evaluation of goodwill and other long-lived assets impairment. Goodwill and intangible assets determined to have indefinite useful lives are not amortized. Instead, these assets are evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including a significant adverse change in the business climate, among others. We have set the annual evaluation date as of the first day of our fiscal fourth quarter. The reporting units evaluated for goodwill impairment have been determined to be the same as our operating segments and include RVP, TECH, R-HVAC and

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

C-HVAC. Subsequent to December 17, 2009, only the RVP and TECH reporting units have goodwill and therefore are the only reporting units that currently are required to be evaluated for goodwill impairment.

We utilize a combination of a discounted cash flow (“DCF”) approach and an earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple approach in order to value our reporting units required to be tested for impairment. The DCF approach requires that we forecast future cash flows of the reporting units and discount the cash flow stream based upon a weighted average cost of capital (“WACC”) that is derived, in part, from comparable companies within similar industries. The DCF calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit. The EBITDA multiple approach requires that we estimate certain valuation multiples of EBITDA derived from comparable companies and apply those derived EBITDA multiples to the applicable reporting unit EBITDA for the selected EBITDA measurement periods. We then evaluate what we believe to be the appropriate weighted average of the DCF approach and the EBITDA multiple approach in order to arrive at our valuation conclusion.

The key assumptions used in order to determine the appropriate WACC rates for the DCF approach for each reporting unit (only RVP and TECH for 2010) are as follows:

•	A risk free rate based on the 20-year Treasury bond yield.

•
A market risk premium based on our assessment of the additional risk associated with equity investment that is determined, in part, through the use of published historical equity risk studies as adjusted for the business risk index for each reporting unit. The business risk index is derived from comparable companies and measures the estimated stock price volatility. We used an overall equity risk premium of 6% for all reporting units and periods discussed below, which was then adjusted by multiplying the applicable reporting unit business risk index to arrive at the market risk premium. As such, changes in the market risk premium between periods reflect changes in the business risk index for the reporting units.

•
Comparable company and market interest rate information is used to determine the cost of debt and the appropriate long-term capital structure in order to weight the cost of debt and the cost of equity into an overall WACC.

•	A size risk premium based on the value of the reporting unit that is determined through the use of published historical size risk premia data.

•
A specific risk premium for the cost of equity, as necessary, which factors in overall economic and stock market volatility conditions at the time the WACC is estimated. We used a 2% specific risk premium for all reporting units and periods discussed below.

We perform the following analyses, if necessary, on an interim basis in order to determine if events or circumstances have changed such that it is more likely than not that the fair value of any of our applicable reporting units are below the respective carrying amounts:

•
We review public information from competitors and other industry information to determine if there are any significant adverse trends in the competitors' businesses, such as significant declines in market capitalization or significant goodwill impairment charges that could be an indication that the goodwill of our reporting units is potentially impaired.

•
We review and update, if necessary, our long-term 5-year financial projections and compare the amounts to the prior long-term 5-year projections to determine if there has been a significant adverse change that could materially lower our prior valuation conclusions for any of the reporting units under both the DCF approach and EBITDA multiple approach.

•
We update our analyses of the WACC rates for each reporting unit in order to determine if there have been any significant increases in the rates, which could materially lower our prior valuation conclusions for any of the reporting units under the DCF approach.

•
We update our analyses of comparable company EBITDA multiples in order to determine if there have been any significant decreases in the multiples, which could materially lower our prior valuation conclusions for any of the reporting units under the EBITDA multiple approach.

•
We determine the current carrying value for each reporting unit as of the end of the quarter and compare it to the prior quarter amount in order to determine if there has been any significant increase that could impact our prior goodwill impairment assessments.

•
We also, as necessary, run pro forma models substituting the new assumption information derived from the above analyses to determine the impact that such assumption changes would have had on the prior valuations. These pro forma calculations assist us in determining whether or not the new valuation assumption information would have resulted in a significant decrease in the fair value of any of the reporting units.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

Based on these analyses, we would make a final determination for any applicable reporting unit with goodwill as to whether or not an interim “Step 1 Test” is required for any interim period under ASC Topic 350, “Goodwill and Other” (“ASC 350”). The Step 1 Test compares the estimated fair value of each reporting unit to its carrying value. If the estimated fair value is lower than the carrying value, there is an indication of goodwill impairment and a “Step 2 Test” is required. If the estimated fair value of the reporting unit exceeds the carrying value, no further goodwill impairment testing is required.

October 3, 2010 Annual Impairment Test

The Company performed its annual tests of goodwill impairment as of the first day of the fourth quarter of 2010, or October 3, 2010, utilizing the same approaches as described previously. The Company believes that its procedures performed and estimates used to determine the fair value of the reporting units as of October 3, 2010 were reasonable and consistent with market conditions at the time of estimation. The results of the Step 1 Tests performed as of October 3, 2010 indicated that the fair value of the RVP and TECH reporting units exceeded its carrying value and, as such, no additional goodwill impairment analysis was required.

For the 2010 annual impairment test for RVP and HTP, the Company used a similar valuation approach as we used to determine the fair values of the reporting units in connection with fresh-start accounting. The adoption of fresh-start accounting in 2009 resulted in a significant reduction in goodwill for RVP and the elimination of all remaining goodwill for TECH, R-HVAC and C-HVAC. Prior to October 3, 2010, the Company acquired SkyCam LLC on July 6, 2010, which resulted in the recognition of $7.3 million of goodwill that was included in our annual goodwill impairment testing. The Ergotron acquisition, which resulted in estimated goodwill of approximately $130.0 million, occurred subsequent to the annual impairment testing and therefore was not required to be included in the annual test. We determined that there were no indicators of impairment as of December 31, 2010, therefore no interim impairment testing was required for the RVP or TECH reporting units.

For the 2010 annual impairment test for RVP, we used a weighted average of 50% of the DCF approach and 50% for the EBITDA approach, which we determined to be the most representative allocation for the measurement of the long-term fair value. The RVP valuation as of October 3, 2010 assumed a taxable transaction with a WACC of 12.5% and EBITDA multiples in the range of 6.5x to 7.5x for the selected measurement periods of 2009, latest twelve months through October 3, 2010 and forecasted 2010. The fair value of RVP was lower by 1.5% as compared to the fresh-start accounting valuation for RVP as the net impact of the valuation assumption changes was not material.

For the 2010 annual impairment test for TECH, we used a weighted average of 50% of the DCF approach and 50% for the EBITDA approach, which we determined to be the most representative allocation for the measurement of the long-term fair value. The TECH valuation as of October 3, 2010, assumed a taxable transaction with a WACC of 12.9% and EBITDA multiples in the range of 7.5x to 9.0x for the selected measurement periods of 2009, latest twelve months through October 3, 2010 and forecasted 2010. The fair value of TECH was higher by 17.8% as compared to the fresh-start accounting valuation for TECH, principally due to improved actual EBITDA and forecasted cash flows as compared to the fresh-start reporting valuation.

We believe that our assumptions used to determine the fair value of RVP and TECH as of October 3, 2010 were reasonable. As discussed above, if different assumptions were used, particularly with respect to estimating future cash flows, weighted average costs of capital and terminal growth rates, different estimates of fair value may have resulted. The Company estimates that the fair value of RVP and TECH would have need to be reduced by approximately 31.5% and 16.9%, respectively, to reduce the estimated fair value to an amount below the carrying value for RVP.

July 4, 2009 Interim Impairment Test and TECH Goodwill Charge

In connection with our July 4, 2009 quarterly analyses, we determined that interim Step 1 Testing was required for each of the reporting units, primarily due to reductions in the long-term 5-year forecasts for each reporting unit as discussed further below. The results of our interim Step 1 Testing as of July 4, 2009 indicated that there was potential impairment at our TECH reporting unit and, in accordance with ASC 350, we recorded an estimated $250.0 million goodwill impairment charge for the TECH reporting unit as of July 4, 2009 based on our interim Step 2 analysis (see below for further discussion).

We used a combination of a DCF approach weighted at 70% and an EBITDA multiple approach weighted at 30% in order to determine the estimated fair values under Step 1 Testing, which was consistent with the historical valuation approach that we have used in prior years as updated to reflect what we believed to be the most appropriate weighting to the DCF approach and EBITDA multiple approach.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

The following is a summary of the WACC rates by reporting unit used for the DCF approach as of July 4, 2009 and December 31, 2008.

Reporting Unit	7/4/2009	12/31/2008
RVP	11.8%	12.0%
TECH	12.4	12.8
R-HVAC	17.2	18.0
C-HVAC	17.2	18.0

The reduction in the RVP and TECH WACC rates from December 31, 2008 to July 4, 2009 was principally due to a 0.3% reduction in the risk free rate assumption. The reduction in the R-HVAC and C-HVAC WACC rates from December 31, 2008 to July 4, 2009 was principally due to a 0.6% reduction in the market risk premium as a result of a lower business risk index and the 0.3% reduction in the risk free rate assumption. The principal differences between the RVP and TECH WACC rates and the R-HVAC and C-HVAC rates were higher size risk premiums for R-HVAC and C-HVAC due to their smaller size and a higher equity component to the long-term capital structure.

For the EBITDA multiple approach, we performed a comparable company analysis and determined that an EBITDA multiple of 7x was appropriate to use for each of the reporting units for both the 2009 forecast and 2010 forecast measurement periods (see below for EBITDA multiples used at December 31, 2008).

As indicated above, the results of the Step 1 Tests performed as of July 4, 2009 indicated that the carrying value of the TECH reporting unit exceeded the estimated fair value determined by us and, as such, a Step 2 Test was required for this reporting unit (see below for further discussion). The estimated fair values of the RVP, R-HVAC and C-HVAC reporting units exceeded the carrying values so no further impairment analysis was required for these reporting units as of July 4, 2009.

We believe that our assumptions used to determine the fair values as of July 4, 2009 for our reporting units were reasonable. As discussed above, if different assumptions were to be used, particularly with respect to estimating future cash flows, the weighted average costs of capital, terminal growth rates, estimated EBITDA and selected EBITDA multiples, different estimates of fair value may result and there could have been the potential that an additional impairment charge could have resulted.

The preliminary Step 2 Test for TECH for the second quarter of 2009 required us to measure the potential impairment loss by allocating the estimated fair value of the TECH reporting unit, as determined in Step 1, to TECH's assets and liabilities, with the residual amount representing the implied fair value of goodwill and, to the extent the implied fair value of goodwill was less than the carrying value, an impairment loss was recognized. As such, the Step 2 Test for TECH under ASC 350 required us to perform a theoretical purchase price allocation for TECH to determine the implied fair value of goodwill as of the evaluation date. Due to the complexity of the analysis required to complete the Step 2 Tests, and the timing of our determination of the goodwill impairment, we had not finalized our Step 2 Tests at the end of the second and third quarters of 2009. In accordance with the guidance in ASC 350, we completed a preliminary assessment of the expected impact of the Step 2 Tests using reasonable estimates for the theoretical purchase price allocation and recorded a preliminary goodwill impairment charge in the second quarter of 2009 of approximately $250.0 million for TECH.

During the fourth quarter of 2009, we completed our Step 2 Testing under ASC 350 for the TECH reporting unit by performing the following procedures, among others:

•
Finalized the detailed appraisals used to determine the estimated fair value of intangible assets, real estate and machinery and equipment in accordance with methodologies for valuing assets under ASC Topic 805, “Business Combinations” (“ASC 805”).

•	Finalized the analysis to determine the estimated fair value adjustment required for inventory.

•	Finalized the deferred tax analysis, which included determining the deferred tax consequences of the theoretical purchase price adjustments required by the Step 2 Test.

We believe that the procedures performed and estimates used in the theoretical purchase price allocation for TECH required for Step 2 Testing under ASC 350 were reasonable and in accordance with the guidelines for acquisition accounting included in ASC 805 to determine the theoretical fair value of the assets and liabilities of the TECH reporting unit used in the Step 2 Testing.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

As a result of the completion of the Step 2 Testing, we recorded a final goodwill impairment charge for the TECH reporting unit as of July 4, 2009 of approximately $284.0 million. This represented an increase in the goodwill impairment charge of approximately $34.0 million, which was recorded in the Predecessor period from October 4, 2009 to December 19, 2009. The primary reasons for the change from the preliminary goodwill impairment charge recorded in the second quarter of 2009 were changes in the theoretical valuation of intangible assets from the initial estimate used, net of the related deferred tax impact.

October 4, 2009 Annual Impairment Test

Our long-term 5-year forecast prepared in the second quarter of 2009 included the following macroeconomic assumptions, among others:

•
A continued downward outlook for 2009 due to (i) tepid demand from homebuilders, (ii) a challenging environment for existing home sales and (iii) decreased discretionary spending by consumers and businesses.

•	We expected U.S. housing starts, which is a key driver of demand for our products, to bottom out in 2009 and achieve growth beginning in 2010 and continue through the forecast period.

•	We expected residential fixed investment to resume growth in 2010 and expected non-residential construction to decline in 2010, increase in 2011 and continue to increase through the forecast period.

Although we experienced some improvement in EBITDA for 2009 over the amounts forecasted in the second quarter of 2009 due to cost control measures that we put in place, we determined that no significant changes were necessary to the long-term cash flow forecasts that we prepared in the second quarter of 2009 in connection with the cash flow forecasts used for our annual goodwill impairment test.

As a result of our bankruptcy reorganization and the related tax consequences, we determined during our annual impairment testing that the most likely disposal of the reporting units would be in a taxable versus non-taxable transaction scenario, which represented a change from prior valuations where non-taxable transactions were assumed. The taxable transaction scenario required that we include in the DCF approach valuation the fair value of the estimated additional tax benefit that would be derived from the buyer having a taxable basis in the assets in the assumed transaction scenario under ASC 350.

For the 2009 annual impairment test, we used a weighted average of 50% of the DCF approach and 50% for the EBITDA multiple approach, which we determined to be the most representative allocation for the measurement of the long-term fair value of the reporting units. Prior to October 4, 2009, we had used a weighted average of 70% of the DCF approach and 30% of the EBITDA multiple approach. The adjustment to the allocation percentages used reflected our belief that there was still significant risk in the overall worldwide economy that could impact the future projections used in the DCF approach and therefore increasing the allocation to the EBITDA multiple approach provided better balance to the shorter-term valuation conclusions under the EBITDA multiple approach and the longer-term valuation conclusions under the DCF approach.

The following is a summary of the WACC rates by reporting unit used for the DCF Approach as of October 4, 2009 and December 31, 2008.

Reporting Unit	10/4/2009	12/31/2008
RVP	12.1%	12.0%
TECH	12.2	12.8
R-HVAC	16.9	18.0
C-HVAC	16.9	18.0

The increase in the RVP WACC rate from December 31, 2008 to October 4, 2009 was principally due to the fact that the 0.6% reduction in the risk free rate assumption was more than offset by changes in other assumptions. The reduction in the TECH WACC rate from December 31, 2008 to October 4, 2009 was principally due to a 0.6% reduction in the risk free rate assumption. The reduction in the R-HVAC and C-HVAC WACC rates from December 31, 2008 to October 4, 2009 was principally due to a 0.6% reduction in the market risk premium as a result of a lower business risk index and the 0.6% reduction in the risk free rate assumption. The principal differences between the RVP and TECH WACC rates and the R-HVAC and C-HVAC rates were higher size risk premiums for R-HVAC and C-HVAC due to their smaller size and a higher equity component to the long-term capital structure.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

The combined impact of the change in the taxable versus non-taxable transaction scenario assumption, the WACC rates used, and the change in the long-term forecasts as of October 4, 2009 resulted in an approximate 14.1% increase in the DCF approach valuation for RVP from the December 31, 2008 valuation and decreases of approximately 45.4%, 3.9% and 27.9% in the DCF approach valuations for TECH, R-HVAC and C-HVAC, respectively, from the December 31, 2008 valuations. We believe that the assumptions used to determine the fair value for the respective reporting units under the DCF approach were reasonable. If different assumptions were used, particularly with respect to estimating future cash flows, weighted average costs of capital and terminal growth rates, different estimates of fair value may have resulted and there could have been the potential that an impairment charge could have resulted for RVP, R-HVAC and C-HVAC and an additional impairment charge may have been required for the TECH reporting unit.

For the EBITDA multiple approach, we reviewed comparable company information to determine EBITDA multiples and concluded that the following EBITDA multiples for each reporting unit were appropriate for the forecasted EBITDA measurement periods at October 4, 2009 and December 31, 2008:

	At October 4, 2009				At December 31, 2008
Reporting Unit	2009		2010		2008		2009
RVP	8.0	x	7.0	x	6.5	x	6.5	x
TECH	8.0	x	8.0	x	8.0	x	8.0	x
R-HVAC	6.5	x	5.0	x	6.0	x	4.5	x
C-HVAC	4.0	x	5.0	x	5.0	x	5.5	x

At October 4, 2009, the valuations using forecasted 2009 and 2010 EBITDA were weighted equally in arriving at our overall EBITDA multiple valuation conclusions that comprise 50% of the total valuation weighting. As indicated above, the EBITDA multiple valuations as compared to the prior valuations as of December 31, 2008 were also impacted by changes in the forecasted EBITDA amounts for the selected periods. The combined impact of the change in the EBITDA multiples used and the change in the EBITDA forecasts at October 4, 2009 resulted in decreases of approximately 47.7% and 21.5% in the EBITDA multiple approach valuations for TECH and C-HVAC, respectively, from the December 31, 2008 valuations and increases of approximately 5.4% and 7.0% in the EBITDA multiple approach valuations for RVP and R-HVAC, respectively, from the December 31, 2008 valuations. We believe that the assumptions used to determine the fair value for the respective reporting units under the EBITDA multiple approach were reasonable. If different assumptions were used, particularly with respect to estimating future EBITDA and selected EBITDA multiples, different estimates of fair value may have resulted and there may have been the potential that an impairment charge could have resulted for RVP, R-HVAC and C-HVAC and an additional impairment charge may have been required for the TECH reporting unit.

On an overall weighted basis consisting of a 50% DCF approach and a 50% EBITDA multiple approach, the estimated fair value at October 4, 2009 increased by 8.1% for RVP and decreased by 47.5%, 2.9% and 23.8% for TECH, R-HVAC and C-HVAC, respectively, from the estimated fair value as of December 31, 2008. The significant reduction in the TECH reporting unit was consistent with our second quarter 2009 analysis discussed above, which resulted in a $284.0 million goodwill impairment charge in 2009.

The results of the Step 1 Tests performed as of October 4, 2009 for our annual impairment test indicated that the estimated fair values of the reporting units exceeded the carrying values so no further impairment analysis was required.

We believe that our assumptions used to determine the fair values as of October 4, 2009 for our reporting units were reasonable. As discussed above, if different assumptions were to be used, particularly with respect to estimating future cash flows, the weighted average costs of capital, terminal growth rates, estimated EBITDA and selected EBITDA multiples, different estimates of fair value may have resulted and an impairment charge could have resulted. We estimated that as of October 4, 2009 the fair value estimates, including the impact of the assumed long-term growth rates, for RVP, TECH, R-HVAC and C-HVAC would have needed to be reduced by 25.3%, 22.2%, 12.0% and 5.5%, respectively, before we would have been required to perform additional impairment analyses for these reporting units as those decreases would have reduced the estimated fair value to an amount below the carrying value for these reporting units.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

Fiscal 2008 Goodwill Impairment Charge

We also incurred a goodwill impairment charge during 2008 of approximately $710.0 million, which consisted of approximately $444.0 million for the RVP reporting unit, approximately $77.0 million for the TECH reporting unit, and approximately $189.0 million for the R-HVAC reporting unit. The principal driver of the need for these impairment charges in 2008 was reductions in the cash flow forecasts that resulted in significantly lower fair value estimates for RVP, TECH and R-HVAC from prior valuations. The reduced cash flow forecasts for 2008 reflected our estimate of the impact of the worldwide economic downturn at that time but the assumed impact of the downturn in the prior forecasts was less severe than was actually the case in the first half of 2009 and we had believed that the economic turnaround would begin to occur in the second half of 2009. The severity of the downturn, and our belief at the time that the economic recovery would not begin until 2010, particularly impacted the TECH reporting unit and resulted in the need for a further impairment charge in 2009.

Impact of Fresh-start Accounting

Refer to Note 3, “Fresh-Start Accounting,” and Note 4, “Summary of Significant Accounting Policies,” to the consolidated financial statements included elsewhere in this report for a discussion and analysis of the impact that fresh-start accounting had on the recorded amount of goodwill subsequent to our emergence from bankruptcy.

Although we believe that the forecast and valuation assumptions used were reasonable, the worldwide economic situation remains highly volatile and if the downturn persists or the recovery is slower than anticipated then we may be required to take additional goodwill impairment charges in the future. Accordingly, there can be no assurance that our future forecasted operating results will be achieved or that future goodwill impairment charges will not need to be recorded even after the significant reduction in goodwill that resulted from the adoption of fresh-start accounting subsequent to the Effective Date.

Evaluation of the Realizability of Long-lived Assets other than Goodwill

In accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”), we evaluate the realizability of long-lived assets, which primarily consists of property and equipment and definite lived intangible assets (the “ASC 360 Long-Lived Assets”), when events or business conditions warrant it, as well as, whenever an interim goodwill impairment test is required under ASC 350, based on expectations of nondiscounted future cash flows for each subsidiary. ASC 350 requires that the ASC 360 impairment test be completed and any ASC 360 impairment be recorded prior to the goodwill impairment test. As a result of our conclusion that an interim goodwill impairment test was required during the second quarter of 2009, we performed an interim test for the impairment of long-lived assets under ASC 360 in the second quarter of 2009 and determined that there were no impairment indicators under ASC 360. We also completed an ASC 360 evaluation as of December 19, 2009, prior to our emergence from bankruptcy and the adoption of fresh-start accounting. As a result, we recorded an approximate $1.2 million intangible asset impairment for a foreign subsidiary in the TECH segment in selling, general and administrative, net in the accompanying statement of operations. We determined that there were no other significant impairments under ASC 360.

The evaluation of the impairment of long-lived assets, other than goodwill, was based on expectations of non-discounted future cash flows compared to the carrying value of the long-lived asset groups in accordance with ASC 360. If the sum of the expected non-discounted future cash flows was less than the carrying amount of the ASC 360 Long-Lived Assets, we would recognize an impairment loss. Our cash flow estimates were based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with our annual company-wide planning process and interim forecasting, and, if appropriate, included a terminal valuation for the applicable subsidiary based upon an EBITDA multiple. We estimated the EBITDA multiple by reviewing comparable company information and other industry data. We believe that our procedures for estimating gross future cash flows, including the terminal valuation, were reasonable and consistent with current market conditions for each of the dates when impairment testing was performed.

Pensions and Post Retirement Health Benefits

Our accounting for pensions, including supplemental executive retirement plans and post retirement health benefit liabilities, requires estimates of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase and the assumed medical cost inflation rate. We utilize long-term investment-grade bond yields as the basis for selecting a discount rate by which plan obligations are measured. An analysis of projected cash flows for each plan is performed in order to determine plan-specific duration. Discount rates are selected based on high quality corporate bond yields of similar durations. These estimates

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

require a significant amount of judgment as items such as stock market fluctuations, changes in interest rates, plan amendments, and curtailments can have a significant impact on the assumptions used and, therefore, on the ultimate final actuarial determinations for a particular year. We believe the procedures and estimates used in our accounting for pensions and post retirement health benefits are reasonable and consistent with acceptable actuarial practices in accordance with U.S. generally accepted accounting principles.

Warranty

We sell a number of products and offer a number of warranties including in some instances extended warranties for which we receive proceeds. The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold. We estimate the costs that may be incurred under our warranties, with the exception of extended warranties, and record a liability for such costs at the time of sale. Deferred revenue from extended warranties is recorded at the estimated fair value and is amortized over the life of the warranty and reviewed to ensure that the amount recorded is equal to or greater than estimated future costs. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim, and new product introduction. We periodically assess the adequacy of our recorded reserves for warranty claims and adjust the amounts as necessary. Warranty claims can extend far into the future. As a result, significant judgment is required in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. We believe that our procedures for estimating such amounts are reasonable.

Insurance Liabilities, including Product Liability

We record insurance liabilities and related expenses for health, workers compensation, product and general liability losses, and other insurance reserves and expenses in accordance with either the contractual terms of our policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent payments are expected to be made in the succeeding year with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims, and incurred but not reported claims as of the reporting date. We consider historical trends when determining the appropriate insurance reserves to record. In certain cases where partial insurance coverage exists, we must estimate the portion of the liability that will be covered by existing insurance policies to arrive at our net expected liability. Insurance liabilities are reduced by estimated future recoveries pursuant to contractual arrangements with vendors and other third parties. These recoveries are estimated based on the contractual provisions and historical trends. Such amounts, which we have determined to be immaterial to the accompanying consolidated balance sheet, are recorded as a reduction of the estimated liabilities. We believe that our procedures for estimating such amounts are reasonable.

Contingencies

We are subject to contingencies, including legal proceedings and claims arising out of our business that cover a wide range of matters including, among others, environmental matters, contract and employment claims, worker compensations claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold, and product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.

We provide accruals for direct costs, including legal costs, associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued have been estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes. Legal costs for other than probable contingencies are expensed when services are performed.

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, we believe that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies, or changes out of our control. See Note 11, “Commitments and Contingencies”, to the consolidated financial statements included elsewhere in this report.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

Results of Operations
For purposes of this MD&A, the Successor year ended December 31, 2010 ("2010") has been compared to the combined year ended December 31, 2009 Successor and Predecessor Periods and the combined year ended December 31, 2009 Successor and Predecessor Periods have been compared to the Predecessor year ended December 31, 2008 (“2008”). Any references below to the year ended December 31, 2009 ("2009") refers to the combined periods.

The table below presents the financial information for our reporting segments for the 2009 Predecessor, 2009 Successor and combined year ended December 31, 2009 periods:

	Predecessor	Successor	Combined
	Jan. 1, 2009 -	Dec. 20, 2009 -	Year Ended
	Dec. 19, 2009	Dec. 31, 2009	Dec. 31, 2009
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$567.9	$15.1	$583.0
Technology products	387.5	13.3	400.8
Residential HVAC products	417.3	8.9	426.2
Commercial HVAC products	391.2	6.7	397.9
Consolidated net sales	$1,763.9	$44.0	$1,807.9
Operating earnings (loss):
Residential ventilation products	$53.3	$0.7	$54.0
Technology products	(275.0)	1.0	(274.0)
Residential HVAC products	16.0	(0.8)	15.2
Commercial HVAC products	41.7	(2.0)	39.7
Subtotal	(164.0)	(1.1)	(165.1)
Unallocated:
Pre-petition reorganization items	(22.5)	—	(22.5)
Loss contingency related to the Company’s indemnification of a lease guarantee	3.9	—	3.9
Unallocated, net	(20.8)	(0.1)	(20.9)
Consolidated operating loss	$(203.4)	$(1.2)	$(204.6)
Depreciation and amortization expense:
Residential ventilation products (1)	$20.1	$2.0	$22.1
Technology products (2)	16.0	1.8	17.8
Residential HVAC products (3)	10.7	0.8	11.5
Commercial HVAC products (4)	10.5	1.6	12.1
Unallocated	0.4	—	0.4
	$57.7	$6.2	$63.9
Operating earnings (loss) margin:
Residential ventilation products	9.4%	4.6%	9.3%
Technology products	(71.0)	7.5	(68.4)
Residential HVAC products	3.8	(9.0)	3.6
Commercial HVAC products	10.7	(29.9)	10.0
Consolidated	(11.5)%	(2.7)%	(11.3)%
Depreciation and amortization expense as a % of net sales:
Residential ventilation products (1)	3.5%	13.2%	3.8%
Technology products (2)	4.1	13.5	4.4
Residential HVAC products (3)	2.6	9.0	2.7
Commercial HVAC products (4)	2.7	23.9	3.0
Consolidated	3.3%	14.1%	3.5%

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

(1)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.4 million, $0.9 million, and $1.3 million for the 2009 Predecessor, 2009 Successor, and the combined year ended December 31, 2009 periods, respectively.

(2)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $1.2 million for both the 2009 Successor and the combined year ended December 31, 2009 periods.

(3)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.1 million, $0.2 million, and $0.3 million for the 2009 Predecessor, 2009 Successor, and the combined year ended December 31, 2009 periods, respectively.

(4)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.8 million for both the 2009 Successor and the combined year ended December 31, 2009 periods.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

The following table presents the financial information for our reporting segments for 2010, 2009 and 2008:

	Successor		Predecessor	Net Change
	For the Years Ended December 31,			2010 to 2009		2009 to 2008
	2010	2009(a)	2008	$	%	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$602.7	$583.0	$715.9	$19.7	3.4%	$(132.9)	(18.6)%
Technology products	463.6	400.8	514.1	62.8	15.7	(113.3)	(22.0)
Residential HVAC products	470.5	426.2	524.5	44.3	10.4	(98.3)	(18.7)
Commercial HVAC products	362.5	397.9	515.2	(35.4)	(8.9)	(117.3)	(22.8)
Consolidated net sales	$1,899.3	$1,807.9	$2,269.7	$91.4	5.1%	$(461.8)	(20.3)%
Operating earnings (loss):
Residential ventilation products	$56.1	$54.0	$(391.9)	$2.1	3.9%	$445.9	*%
Technology products	12.1	(274.0)	(39.2)	286.1	*	(234.8)	*
Residential HVAC products	23.6	15.2	(176.8)	8.4	55.3	192.0	*
Commercial HVAC products	5.7	39.7	34.2	(34.0)	(85.6)	5.5	16.1
Subtotal	97.5	(165.1)	(573.7)	262.6	*	408.6	71.2
Unallocated:
Pre-petition reorganization items	—	(22.5)	—	22.5	100.0	(22.5)	*
Loss contingency related to the Company’s indemnification of a lease guarantee	—	3.9	(6.4)	(3.9)	(100.0)	10.3	*
Unallocated, net	(26.9)	(20.9)	(29.9)	(6.0)	(28.7)	9.0	30.1
Consolidated operating earnings (loss)	$70.6	$(204.6)	$(610.0)	$275.2	*%	$405.4	66.5%
Depreciation and amortization expense:
Residential ventilation products (1)	$34.6	$22.1	$25.0	$12.5	56.6%	$(2.9)	(11.6)%
Technology products (2)	24.3	17.8	19.3	6.5	36.5	(1.5)	(7.8)
Residential HVAC products (3)	16.1	11.5	11.3	4.6	40.0	0.2	1.8
Commercial HVAC products (4)	16.5	12.1	12.1	4.4	36.4	—	—
Unallocated	0.2	0.4	0.9	(0.2)	(50.0)	(0.5)	(55.6)
	$91.7	$63.9	$68.6	$27.8	43.5%	$(4.7)	(6.9)%
Operating (loss) earnings margin:
Residential ventilation products	9.3%	9.3%	(54.7)%
Technology products	2.6	(68.4)	(7.6)
Residential HVAC products	5.0	3.6	(33.7)
Commercial HVAC products	1.6	10.0	6.6
Consolidated	3.7%	(11.3)%	(26.9)%
Depreciation and amortization expense as a% of net sales:
Residential ventilation products (1)	5.7%	3.8%	3.5%
Technology products (2)	5.2	4.4	3.8
Residential HVAC products (3)	3.4	2.7	2.2
Commercial HVAC products (4)	4.6	3.0	2.3
Consolidated	4.8%	3.5%	3.0%

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

*    Not applicable or not meaningful.

(a)	Represents the combined Successor period from December 20, 2009 to December 31, 2009 and the Predecessor period from January 1, 2009 to December 19, 2009.

(1)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $1.4 million and $1.3 million for 2010 and 2009, respectively.

(2)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $9.3 million and $1.2 million for 2010 and 2009, respectively.

(3)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.8 million, $0.3 million and $0.2 million for 2010, 2009 and 2008, respectively.

(4)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.7 million and $0.8 million for 2010 and 2009, respectively.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

The table below presents our financial information for the 2009 Predecessor, 2009 Successor and combined year ended December 31, 2009 periods:

	Predecessor	Successor	Combined
	Jan. 1, 2009 -	Dec. 20, 2009 -	Year Ended
	Dec. 19, 2009	Dec. 31, 2009	Dec. 31, 2009
	(Amounts in millions)
Net sales	$1,763.9	$44.0	$1,807.9
Cost of products sold	1,266.0	35.2	1,301.2
Selling, general and administrative expense, net	372.6	8.5	381.1
Pre-petition reorganization items	22.5	—	22.5
Goodwill impairment charge	284.0	—	284.0
Amortization of intangible assets	22.2	1.5	23.7
Operating loss	(203.4)	(1.2)	(204.6)
Interest expense	(135.6)	(3.6)	(139.2)
Investment income	0.2	—	0.2
Loss before gain on reorganization items, net	(338.8)	(4.8)	(343.6)
Gain on reorganization items, net	1,035.9	—	1,035.9
Earnings (loss) before provision (benefit) for income taxes	697.1	(4.8)	692.3
Provision (benefit) for income taxes	85.0	(1.4)	83.6
Net earnings (loss)	$612.1	$(3.4)	$608.7

	Percentage of Net Sales
	Predecessor	Successor	Combined
	Jan. 1, 2009 -	Dec. 20, 2009 -	Year Ended
	Dec. 19, 2009	Dec. 31, 2009	Dec. 31, 2009
Net sales	100.0%	100.0%	100.0%
Cost of products sold	71.8	80.0	72.0
Selling, general and administrative expense, net	21.1	19.3	21.1
Pre-petition reorganization items	1.3	—	1.2
Goodwill impairment charge	16.1	—	15.7
Amortization of intangible assets	1.2	3.4	1.3
Operating loss	(11.5)	(2.7)	(11.3)
Interest expense	(7.7)	(8.2)	(7.7)
Investment income	—	—	—
Loss before gain on reorganization items, net	(19.2)	(10.9)	(19.0)
Gain on reorganization items, net	58.7	—	57.3
Earnings (loss) before provision (benefit) for income taxes	39.5	(10.9)	38.3
Provision (benefit)for income taxes	4.8	(3.2)	4.6
Net earnings (loss)	34.7%	(7.7)%	33.7%

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

The following table presents our financial information for 2010, 2009 and 2008:

	Successor		Predecessor	Percentage Change
	For the Years Ended December 31,			2010 to	2009 to
	2010	2009(a)	2008	2009	2008
	(Dollar amounts in millions)
Net Sales	$1,899.3	$1,807.9	$2,269.7	5.1%	(20.3)%
Cost of products sold	1,391.8	1,301.2	1,673.5	(7.0)	22.2
Selling, general and administrative expense, net	399.9	381.1	468.0	(4.9)	18.6
Pre-petition reorganization items	—	22.5	—	100.0	*
Goodwill impairment charge	—	284.0	710.0	100.0	60.0
Amortization of intangible assets	37.0	23.7	28.2	(56.1)	16.0
Operating earnings (loss)	70.6	(204.6)	(610.0)	*	66.5
Interest expense	(95.7)	(139.2)	(134.7)	31.2	(3.3)
Loss from debt retirement	—	—	(9.9)	—	100.0
Investment income	0.1	0.2	0.8	(50.0)	(75.0)
Loss before gain on reorganization items, net	(25.0)	(343.6)	(753.8)	92.7	54.4
Gain on reorganization items, net	—	1,035.9	—	(100.0)	*
(Loss) earnings before (benefit) provision for income taxes	(25.0)	692.3	(753.8)	*	*
(Benefit) provision for income taxes	(11.6)	83.6	26.9	*	*
Net (loss) earnings	$(13.4)	$608.7	$(780.7)	*%	*%

	Percentage of Net Sales
	Successor		Predecessor	Change in Percentage
	For the Years Ended December 31,			2010 to	2009 to
	2010	2009(a)	2008	2009	2008
Net Sales	100.0%	100.0%	100.0%	—%	—%
Cost of products sold	73.3	72.0	73.7	(1.3)	1.7
Selling, general and administrative expense, net	21.1	21.1	20.6	—	(0.5)
Pre-petition reorganization items	—	1.2	—	1.2	(1.2)
Goodwill impairment charge	—	15.7	31.3	15.7	15.6
Amortization of intangible assets	1.9	1.3	1.3	(0.6)	—
Operating earnings (loss)	3.7	(11.3)	(26.9)	15.0	15.6
Interest expense	(5.0)	(7.7)	(5.9)	2.7	(1.8)
Loss from debt retirement	—	—	(0.4)	—	0.4
Investment income	—	—	—	—	—
Loss before gain on reorganization items, net	(1.3)	(19.0)	(33.2)	17.7	14.2
Gain on reorganization items, net	—	57.3	—	(57.3)	57.3
(Loss) earnings before (benefit) provision for income taxes	(1.3)	38.3	(33.2)	(39.6)	71.5
(Benefit) provision for income taxes	(0.6)	4.6	1.2	(5.2)	3.4
Net (loss) earnings	(0.7)%	33.7%	(34.4)%	(34.4)%	68.1%

*    Not applicable or not meaningful.

(a)	Represents the combined Successor period from December 20, 2009 to December 31, 2009 and the Predecessor period from January 1, 2009 to December 19, 2009.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

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

Year ended December 31, 2010 as compared to the combined year ended December 31, 2009

Net Sales.  As discussed further in the following paragraphs, net sales for 2010 increased by approximately $91.4 million, or 5.1%, as compared to 2009.  The effect of changes in foreign currency exchange rates and acquisitions increased net sales by approximately $16.5 million and $4.2 million, respectively, in 2010.  Excluding the effect of changes in foreign currency exchange rates and acquisitions, net sales for 2010 increased by approximately $70.7 million as compared to 2009.

In the RVP segment, net sales for 2010 increased approximately $19.7 million, or 3.4%, as compared to 2009.  Net sales in the RVP segment for 2010 reflect an increase of approximately $9.1 million attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the RVP segment for 2010 increased approximately $10.6 million as compared to the same period of 2009. Excluding the effect of changes in foreign currency exchange rates, the change in net sales for 2010 is primarily the result of an increase in the RVP segment’s Canadian business of approximately $7.5 million, and to a lesser extent an increase in the RVP segment's United States business of approximately $2.8 million. The increase in the North American business for 2010 is, in part, the result of an increase in total housing starts in both Canada and the United States of approximately 27% and 6%, respectively. An increase in residential remodeling and replacement activity also contributed to the increase in 2010. We estimate that shipments of between approximately $2.5 million and $3.0 million were shipped to a customer in the fourth quarter of 2010 that were higher than the fourth quarter of 2009. We estimate that shipments to this customer in the first quarter of 2011 will be approximately $2.5 million to $3.0 million lower than the first quarter of 2010. Excluding the effect of changes in foreign currency exchange rates, the RVP segment’s European range hood business was relatively flat in 2010 as compared to 2009. Kitchen range hoods and bathroom exhaust fans are the largest product categories sold in the RVP segment, accounting for approximately 79% of the RVP segment’s total sales for both 2010 and 2009, respectively.

In the TECH segment, net sales for 2010 increased approximately $62.8 million, or 15.7%, as compared to 2009.  This increase is primarily related to a new customer, which contributed approximately $52.1 million to net sales for the segment during 2010, and the effect of an acquisition which contributed approximately $4.2 million of net sales in 2010.

In the R-HVAC segment, net sales for 2010 increased approximately $44.3 million, or 10.4%, as compared to 2009.  This increase was driven largely by air conditioning sales of approximately $25.0 million (of which we believe approximately $4.0 million to $7.0 million were due to uncertainty of product availability subsequent to January 1, 2011) to customers serving the residential site-built market for use as replacement products, and which contributed to favorable fourth quarter 2010 performance as compared to 2009. As a result, a portion of these shipments are contributing to lower shipments in the first quarter of 2011 as these customers work down their inventory levels. In addition, we estimate that other shipments of between approximately $3.5 million and $5.0 million were shipped to customers in the fourth quarter of 2010 that would have otherwise been shipped during the first quarter of 2011 primarily due to announced price increases effective January 1, 2011. Federal tax credits for high efficiency products are believed to have also contributed favorably to the mix of products sold during 2010. Our net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, demonstrated modest growth spurred by first time home buyer tax credits and certain state funds directed toward replacing and upgrading the efficiency of HVAC equipment in existing homes principally in the first half of 2010.

In the C-HVAC segment, net sales for 2010 decreased approximately $35.4 million, or 8.9%, as compared to 2009.  Net sales in the C-HVAC segment for 2010 reflect an increase of approximately $7.4 million attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the C-HVAC segment for 2010 decreased approximately $42.8 million.  This decrease is primarily the result of a decline in the non-residential construction and retro-fit markets, and lower prices on contracts negotiated in 2009 and 2010 and delivered in 2010.  The decrease in 2010 is also the result of the effect of approximately $3.9 million of net sales recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs or expenses.  Backlog for C-HVAC products was approximately $179.8 million at December 31, 2010 as compared to approximately $150.7 million at December 31, 2009.  This increase in backlog reflects an increase in orders during the second half of 2010 (at prices lower than 2009 or the first half of 2010) principally for jobs expected to be delivered during the first half of 2011.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

Foreign net sales, which are attributed based on the location of our subsidiary responsible for the sale, were approximately 20.0% and 19.9% of consolidated net sales for 2010 and 2009, respectively.  Net sales from our Canadian subsidiaries were approximately 11.5% and 11.0% of consolidated net sales for 2010 and 2009, respectively.  Net sales from our Canadian subsidiaries include net sales from the RVP and C-HVAC segments.  Net sales from our European subsidiaries were approximately 6.4% and 6.8% of consolidated net sales for 2010 and 2009, respectively.  Net sales from our European subsidiaries include net sales primarily from the RVP and C-HVAC segments.

Cost of Products Sold.  Consolidated cost of products sold (“COGS”) for 2010 was approximately $1,391.8 million as compared to approximately $1,301.2 million for 2009.

For 2010, COGS includes, among others:

(1)	an increase of approximately $11.9 million related to the effect of changes in foreign currency exchange rates,

(2)	an increase in non-cash charges related to the amortization of fair value allocated to inventory of approximately $8.6 million as compared to 2009,

(3)	an increase in depreciation expense of approximately $6.2 million as compared to 2009,

(4)	a reduction in warranty reserves of approximately $4.8 million due to the Company's change in estimate of expected warranty claims within the RVP and C-HVAC segments,

(5)	a gain of approximately $3.0 million related to the reversal of a loss contingency reserve that was previously provided in 2009 related to one of our subsidiaries in our TECH segment,

(6)	an increase of approximately $2.0 million related to an acquisition within the TECH segment during the third quarter of 2010,

(7)	a decrease in product liability expense of approximately $2.9 million as compared to 2009, and

(8)	a charge of approximately $1.9 million related to a product safety upgrade program within the RVP segment.

For 2009, COGS includes, among others, (1) a loss contingency reserve of approximately $3.0 million related to one of our subsidiaries in our TECH segment and (2) approximately $1.6 million of severance charges related to certain reduction in workforce initiatives implemented in all four segments. Excluding the effect of these items, COGS for 2010 increased approximately $75.3 million as compared to the same period of 2009.

COGS as a percentage of net sales increased from approximately 72.0% for 2009 to approximately 73.3% for 2010.  These changes are primarily due to the factors described above and below.

We continually review the costs of our product lines and look for opportunities to help offset the rising costs of raw materials and transportation when possible.

Overall, consolidated material costs for 2010 were approximately $903.9 million, or 47.6% of net sales, as compared to approximately $819.5 million, or 45.3% of net sales, for 2009.  During 2010, we experienced higher material costs as a percentage of net sales as compared to 2009 related primarily to changes in product mix, as well as from higher prices related to the purchases of copper, steel, aluminum, and purchased components, such as compressors.  A portion of these increases was offset by strategic sourcing initiatives and improvements in manufacturing processes.

As noted previously, in 2010, the Company experienced higher commodity prices as compared to 2009 primarily related to the purchase of copper, steel, and aluminum, as well as certain purchased components, such as compressors. The Company anticipates that commodity prices for 2011 will continue to increase as compared to 2010. Should these price levels continue or increase further there can be no assurance that we will be able to sufficiently increase sales prices to offset the adverse effect on earnings from rising material costs.

Direct labor costs for 2010 were approximately $110.2 million, or 5.8% of net sales, as compared to approximately $107.7 million, or 6.0% of net sales, for 2009.  The decrease in direct labor costs, as a percentage of net sales, in 2010 as compared to 2009 is primarily the result of changes in product mix, partially offset by lower sales prices within the C-HVAC segment. Changes in production efficiencies also impacted the change in direct labor costs as a percentage of net sales in 2010 as compared to 2009.

Overhead and other costs, including freight, for 2010 were approximately $377.7 million, or 19.9% of net sales, as compared to approximately $374.0 million, or 20.7% of net sales, for 2009.  Overhead and other costs for 2010 includes, among others, (1) approximately $12.2 million in non-cash charges related to the amortization of fair value allocated to inventory, (2) approximately

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

$6.2 million of increased depreciation expense, mostly due to fresh-start accounting, as compared to 2009, (3) a reduction in warranty reserves of approximately $4.8 million due to the Company's change in estimate of expected warranty claims within the RVP and C-HVAC segments, (4) a gain of approximately $3.0 million related to the reversal of a loss contingency reserve that was previously provided in 2009 related to one of our subsidiaries in our TECH segment, (5) a decrease in product liability expense of approximately $2.9 million as compared to 2009 and (6) a charge of approximately $1.9 million related to a product safety upgrade program within the RVP segment. Overhead and other costs for 2009 includes, among others, (1) approximately $3.6 million in non-cash charges related to the amortization of fair value allocated to inventory and (2) a loss contingency reserve of approximately $3.0 million related to one of our subsidiaries in our TECH segment. The remaining decrease in the percentage of overhead and other costs to net sales for 2010 is primarily the result of an increase in net sales without a proportionate increase in costs, primarily related to the fixed nature of certain overhead costs.

Freight costs were approximately 4.8% and 4.4% of net sales for 2010 and 2009, respectively. During 2010, we experienced increased freight costs due to increased ocean freight costs, as well as increased diesel fuel costs, as compared to the comparable period of 2009.  Continued strategic sourcing initiatives and other cost reduction measures help mitigate fluctuations in freight costs.

Overall, changes in COGS (including material, direct labor, overhead and freight costs) as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices and material costs, as well as changes in productivity levels.

In the RVP segment, COGS for 2010 was approximately $427.1 million, or 70.9% of the segment’s net sales, as compared to approximately $425.5 million, or 73.0% of the segment’s net sales, for 2009.  The decrease in the percentage of COGS to net sales in 2010 primarily reflects a decrease in overhead costs as a percentage of net sales, and to a lesser extent a decrease in material costs as a percentage of net sales, mostly in the first half of 2010, resulting primarily from lower prices, in part from strategic sourcing initiatives, related to the purchase of certain component parts.  In the RVP segment, overhead and other costs, including freight, for 2010 were approximately $148.8 million, or 24.7% of the segment’s net sales, as compared to approximately $151.2 million, or 25.9% of the segment’s net sales, for 2009.  The decrease in overhead costs as a percentage of net sales for 2010 over 2009 primarily relates to increased sales without a proportionate increase in overhead costs, partially offset by higher freight costs.

COGS in the RVP segment for 2010 also reflects (1) an increase of approximately $5.6 million related to the effect of changes in foreign currency exchange rates, (2) a reduction in warranty reserves of approximately $4.1 million due to a change in estimate resulting from favorable experience related to claims management improvements, (3) an increase in depreciation expense of approximately $3.1 million as compared to 2009, primarily as a result of fresh-start accounting, (4) a decrease in product liability expense of approximately $2.1 million as compared to 2009, (5) a charge of approximately $1.9 million related to a product safety upgrade program, and (6) approximately $1.4 million in non-cash charges related to the amortization of fair value allocated to inventory. COGS in the RVP segment for 2009 also reflects (1) approximately $1.3 million in non-cash charges related to the amortization of fair value allocated to inventory and (2) approximately $1.1 million of severance charges related to certain reduction in workforce initiatives implemented within the segment.

In the TECH segment, COGS for 2010 was approximately $289.1 million, or 62.4% of the segment’s net sales, as compared to approximately $238.1 million, or 59.4% of the segment’s net sales, for 2009. The increase in the percentage of COGS to net sales for 2010 was primarily the result of an increase in material costs as a percentage of net sales primarily due to a change in product mix, partially offset by a decrease in overhead costs as a percentage of net sales.  In the TECH segment, overhead and other costs, including freight, for 2010 were approximately $60.7 million, or 13.1% of the segment’s net sales, as compared to approximately $58.0 million, or 14.5% of the segment’s net sales, for 2009.  The decrease in the percentage of overhead costs to net sales for 2010 reflects an increase in net sales without a proportionate increase in overhead costs and is net of the effect of certain items as discussed below.

In the TECH segment, COGS for 2010 also includes (1) approximately $9.3 million in non-cash charges related to the amortization of fair value allocated to inventory, (2) a gain of approximately $3.0 million related to the reversal of a loss contingency reserve that was previously provided in 2009 related to one of our subsidiaries in the segment and (3) an increase of approximately $2.0 million related to an acquisition during the third quarter of 2010. In the TECH segment, COGS for 2009 also includes (1) a loss contingency reserve of approximately $3.0 million related to one of our subsidiaries in the segment and (2) approximately $1.2 million in non-cash charges related to the amortization of fair value allocated to inventory.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

In the R-HVAC segment, COGS for 2010 was approximately $389.9 million, or 82.9% of the segment's net sales, as compared to approximately $354.4 million, or 83.2% of the segment's net sales, for 2009. The decrease in COGS as a percentage of net sales for 2010 primarily reflects a decrease in overhead costs as a percentage of net sales as a result of an increase in sales without a proportionate increase in overhead costs. In the R-HVAC segment, overhead and other costs, including freight, for 2010 were approximately $89.0 million, or 18.9% of the segment's net sales, as compared to approximately $83.6 million, or 19.6% of the segment's net sales, for 2009. Overhead costs in the R-HVAC segment for 2010 also includes (1) an increase in non-cash charges related to the amortization of fair value allocated to inventory of approximately $0.5 million as compared to 2009, (2) an increase in depreciation expense of approximately $3.6 million as compared to 2009 and (3) a decrease in product liability expense of approximately $1.3 million as compared to 2009. The decrease in COGS as a percentage of net sales for 2010 was partially offset by an increase in material costs as a percentage of net sales resulting from a change in the mix of products sold and higher prices related primarily to the purchases of copper and certain purchased components. Material costs in this segment are generally higher as a percentage of net sales than our other segments and were approximately 60.4% and 59.8% for 2010 and 2009, respectively.

In the C-HVAC segment, COGS for 2010 was approximately $285.7 million, or 78.8% of the segment’s net sales, as compared to approximately $283.2 million, or 71.2% of the segment’s net sales, for 2009.  The increase in COGS as a percentage of net sales for 2010 primarily reflects lower sales prices and an increase in material costs as a percentage of net sales resulting from higher prices related to the purchases of steel, copper and aluminum. The increase in COGS as a percentage of net sales for 2010 also reflects the effect of approximately $3.9 million of net sales recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs or expenses.  Direct labor costs in this segment are generally higher as a percentage of net sales than our other segments and were approximately 14.5% and 12.9% for 2010 and 2009, respectively.  The increase in direct labor as a percentage of net sales is due, in part, to lower sales prices and lower production efficiencies.  In the C-HVAC segment, overhead and other costs, including freight, for 2010 were approximately $79.2 million, or 21.8% of the segment’s net sales, as compared to approximately $81.2 million, or 20.4% of the segment’s net sales, for 2009.  The increase in overhead costs as a percentage of net sales for 2010 is primarily due to a decrease in sales volume and lower sales prices without a proportionate decrease in overhead costs. In the C-HVAC segment, COGS for 2010 also includes an increase of approximately $6.3 million related to the effect of changes in foreign currency exchange rates.

Selling, General and Administrative Expense, Net.  Consolidated selling, general and administrative expense, net (“SG&A”) was approximately $399.9 million for 2010 as compared to approximately $381.1 million for 2009. SG&A as a percentage of net sales remained unchanged at approximately 21.1% for 2010 and 2009.  SG&A for 2010 reflects (1) approximately $4.3 million of severance and other charges related to the closure of certain facilities in the TECH segment, (2) an increase of approximately $2.9 million related to the effect of changes in foreign currency exchange rates, (3) non-cash share-based compensation expense of approximately $2.8 million, (4) a gain of approximately $2.7 million relating to the reversal of a portion of a loss contingency reserve provided in prior periods, (5) approximately $2.2 million of fees and expenses associated with the acquisition of Ergotron, and (6) an increase of approximately $1.9 million related to an acquisition within the TECH segment during the third quarter of 2010.

SG&A for 2009 includes, among others, (1) a gain of approximately $3.9 million related to our revised estimate of a loss contingency related to an indemnification of a lease guarantee, (2) approximately $3.0 million of severance charges related to certain reduction in workforce initiatives implemented in all four segments, (3) valuation reserves of approximately $2.8 million related to certain assets of a foreign subsidiary that we shutdown in 2010 in the TECH segment, (4) approximately $1.5 million of expense related to early lease termination charges, (5) a gain of approximately $0.7 million related to the favorable settlement of litigation and (6) a gain of approximately $0.6 million related to the sale of assets related to one of our foreign subsidiaries.

Pre-Petition Reorganization Items.  During 2009, we retained financial and legal advisors to assist us in the analysis of our capital structure in light of economic conditions. As a result, we incurred approximately $22.5 million of advisory and other fees related to the reorganization of our capital structure.

Goodwill Impairment Charge.  During 2009, we recorded an approximate $284.0 million non-cash impairment charge to reduce the carrying amount of the TECH reporting unit’s goodwill to the estimated fair value based upon the results of our goodwill impairment testing. See Note 4, “Summary of Significant Accounting Policies”, to the consolidated financial statements included elsewhere in this report.

Amortization of Intangible Assets.  Amortization of intangible assets, including developed technology and backlog, increased from approximately $23.7 million for 2009 to approximately $37.0 million for 2010. This increase in 2010 as compared to 2009 is primarily as a result of the effect of fair value adjustments to intangible assets as a result of the application of fresh-start accounting

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

in December 2009.

Operating Earnings (Loss).  Operating earnings increased approximately $275.2 million from an operating loss of approximately $204.6 million for 2009 to operating earnings of approximately $70.6 million for 2010.  The operating loss for 2009 includes a non-cash goodwill impairment charge of approximately $284.0 million related to the TECH segment, as described above.

Operating earnings for 2010 includes, among others,

(1)
approximately $27.8 million (of which approximately $8.6 million relates to the change in non-cash charges related to the amortization of fair value allocated to inventory) of increased depreciation and amortization expense related primarily to the effect of fair value adjustments to inventory, property and equipment, and intangible assets as a result of the application of fresh-start accounting in December 2009,

(2)	approximately $4.5 million of severance and other charges related to the closure of certain facilities within the TECH segment,

(3)	a reduction in warranty reserves of approximately $4.8 million due to the Company's change in estimate of expected warranty claims within the RVP and C-HVAC segments,

(4)	a gain of approximately $3.0 million related to the reversal of a loss contingency reserve that was previously provided in 2009 related to one of our subsidiaries in our TECH segment,

(5)	a decrease in product liability expense of approximately $2.9 million as compared to 2009,

(6)	non-cash share-based compensation expense of approximately $2.8 million,

(7)	a gain of approximately $2.7 million relating to the reversal of a portion of a loss contingency reserve provided in prior periods,

(8)	approximately $2.2 million of fees and expenses associated with the acquisition of Ergotron,

(9)	charge of approximately $1.9 million related to a product safety upgrade program within the RVP segment, and

(10)	a gain of approximately $1.7 million related to the effect of changes in foreign currency exchange rates.

Operating loss for 2009 includes, among others,

(1)	advisory fees of approximately $22.5 million related to the analysis of our capital structure in light of economic conditions during 2009,

(2)	approximately $4.6 million of severance charges related to certain reduction in workforce initiatives implemented in all four segments,

(3)	a gain of approximately $3.9 million related to our revised estimate of a loss contingency related to an indemnification of a lease guarantee,

(4)	a loss contingency reserve of approximately $3.0 million related to one of our subsidiaries in our TECH segment,

(5)	valuation reserves of approximately $2.8 million related to certain assets of a foreign subsidiary that we shutdown in 2010 in the TECH segment,

(6)	approximately $1.5 million of expense related to early lease termination charges,

(7)	a gain of approximately $0.7 million related to the favorable settlement of litigation, and

(8)	a gain of approximately $0.6 million related to the sale of assets related to one of our foreign subsidiaries.

The remaining changes in operating earnings (loss) between 2010 as compared to 2009 are primarily due to the factors discussed above and that follow.

In the RVP segment, operating earnings for 2010 were approximately $56.1 million as compared to approximately $54.0 million for 2009.  The increase in the RVP segment’s operating earnings for 2010 is primarily the result of increased sales volume in the segment’s North American business and a decrease in material and overhead costs as a percentage of net sales.

Operating earnings for the RVP segment for 2010 also reflects (1) approximately $12.5 million of increased depreciation and amortization expense related primarily to the effect of fair value adjustments to inventory, property and equipment, and intangible assets as a result of the application of fresh-start accounting in December 2009, (2) a reduction in warranty reserves of approximately $4.1 million due to a change in estimate resulting from favorable experience related to claims management improvements, (3) a decrease in product liability expense of approximately $2.1 million as compared to 2009, (4) an increase of approximately $2.0 million related to changes in foreign currency exchange rates and (5) a charge of approximately $1.9 million related to a product safety upgrade program. Operating earnings for the RVP segment for 2009 also reflects approximately $1.9 million of severance charges related to certain reduction in workforce initiatives implemented within the segment.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

In the TECH segment, operating earnings for 2010 were approximately $12.1 million as compared to an operating loss of approximately $274.0 million for 2009.  The TECH operating loss for 2009 includes a non-cash goodwill impairment charge of approximately $284.0 million.  Operating earnings for the TECH segment for 2010 includes (1) an increase in non-cash charges related to the amortization of fair value allocated to inventory of approximately $8.1 million as compared to 2009, (2) approximately $4.5 million of severance and other charges related to the closure of certain facilities within the segment and (3) a gain of approximately $3.0 million related to the reversal of a loss contingency reserve that was previously provided in 2009 related to one of our subsidiaries in the segment.  The operating loss for the TECH segment for 2009 also includes (1) a loss contingency reserve of approximately $3.0 million related to one of our subsidiaries and (2) valuation reserves of approximately $2.8 million related to certain assets of a foreign subsidiary that we shutdown in 2010. Excluding the effect of these charges in 2010 and 2009, operating earnings increased approximately $5.9 million for 2010 as compared to 2009.  This increase is primarily the result of a new customer, which contributed approximately $52.1 million of increased net sales, as noted previously, during 2010 partially offset by an increase in material costs as a percentage of net sales.

In the R-HVAC segment, operating earnings for 2010 were approximately $23.6 million as compared to approximately $15.2 million for 2009.  The increase in the R-HVAC segment’s operating earnings for 2010 is primarily a result of an increase in sales volume and to a lesser extent, a decrease in overhead and other costs as a percentage of net sales, partially offset by an increase in material costs as a percentage of net sales.  Operating earnings for 2010 for the R-HVAC segment also includes (1) approximately $4.6 million (of which approximately $0.5 million relates to the increase in non-cash charges related to the amortization of fair value allocated to inventory) of increased depreciation and amortization expense related primarily to the effect of fair value adjustments to inventory, property and equipment, and intangible assets as a result of the application of fresh-start accounting in December 2009 and (2) a decrease in product liability expense of approximately $1.3 million as compared to 2009.

In the C-HVAC segment, operating earnings for 2010 were approximately $5.7 million as compared to approximately $39.7 million for 2009.  This decrease in operating earnings is primarily the result of a decrease in sales volume and prices, increases in material costs as a percentage of net sales primarily related to the purchase of steel, copper and aluminum, and also includes the effect of approximately $3.9 million of net sales recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs or expenses.  Operating earnings for the C-HVAC segment for 2010 also reflects (1) approximately $4.7 million of increased amortization expense related primarily to the effect of fair value adjustments to intangible assets as a result of the application of fresh-start accounting in December 2009 and (2) a reduction in warranty reserves of approximately $0.7 million due to the Company's change in estimate of expected warranty claims. Operating earnings for the C-HVAC segment for 2009 also reflects (1) approximately $1.3 million of expense related to early lease termination charges, (2) approximately $1.1 million of severance charges related to certain reduction in workforce initiatives implemented within the segment and (3) a gain of approximately $0.6 million related to the sale of assets related to one of our foreign subsidiaries.

Operating losses of foreign operations, consisting primarily of the results of operations of our Canadian and European subsidiaries, were approximately 5.8% of operating earnings (before unallocated and corporate expenses) for 2010.  Excluding the non-cash goodwill impairment charge recorded in 2009, operating earnings of foreign operations, consisting primarily of the results of operations of our Canadian and European subsidiaries, were approximately 5.9% of operating earnings (before unallocated and corporate expenses) for 2009.  Net sales and earnings derived from international markets are subject to economic, political and currency risks, among others.

Interest Expense.  Interest expense decreased approximately $43.5 million, or approximately 31.2%, during 2010 as compared to 2009.  This decrease is primarily due to a substantial reduction in total outstanding indebtedness as a result of the cancellation of our 10% Senior Secured Notes due 2013, 8 1/2% Senior Subordinated Notes due 2014 and 9 7/8% Senior Subordinated Notes due 2011 in connection with our bankruptcy proceedings under Chapter 11, partially offset by the effect of higher interest rates under our $300.0 million asset-based revolving credit facility (the “ABL Facility”) and from the issuance of our 11% Senior Secured Notes due 2013 (the "11% Notes") in conjunction with our reorganization under Chapter 11 during 2009.  The decrease in interest expense was also offset by interest expense from the issuance of our 10% Senior Notes due 2018 (the "10% Notes") on November 23, 2010.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

Gain on Reorganization Items, net.  In conjunction with our emergence from bankruptcy in 2009, we recorded a pre-tax gain on reorganization items, net of approximately $1,035.9 million related to our reorganization proceedings and the impact of adopting fresh-start accounting. A summary of this net pre-tax gain for the period ended December 19, 2009 is as follows (amounts in millions):

Pre-tax reorganization items:
Gain on settlement of liabilities subject to compromise	$539.9
Elimination of Predecessor deferred debt expense and debt discount	(33.9)
Elimination of deferred debt expense related to the Predecessor ABL Facility	(8.7)
497.3
Cancellation of Predecessor common stock	416.8
Post-petition professional fees and other reorganization costs	(9.2)
904.9
Non-cash pre-tax fresh-start accounting adjustments	131.0
Pre-tax gain on Reorganization Items, net	$1,035.9

(Benefit) Provision for Income Taxes. The benefit from income taxes for 2010 was approximately $11.6 million as compared to a provision for income taxes of approximately $83.6 million for 2009. The effective income tax rate of a benefit of approximately 46.4% for 2010 differs from the expected United States federal statutory rate of a benefit of 35% principally as a result of a tax benefit for capitalized research and development costs and a decrease in FIN 48 reserves, including interest, partially offset by an increase in the valuation allowances on certain foreign entities, nondeductible expenses and the effect of foreign operations. In connection with the filing of our U.S. federal tax return for the period ended December 17, 2009 in the third quarter of 2010, we made an election to capitalize for tax purposes research and development costs. This election resulted in the creation of a deferred tax asset that will be amortized over a 10 year period. As a result of this election, we recorded a deferred tax benefit of approximately $10.9 million, including a state tax benefit of approximately $1.0 million, in 2010. The effective income tax rate of approximately 12.1% for 2009 differs from the expected United States federal statutory rate of 35% principally as a result of the exclusion, from taxable income, of income related to the discharge of indebtedness, and the reversal of prior period valuation allowances against income recognized as a result of fresh-start accounting adjustments.

In the third quarter of 2010, we reached a settlement related to an income tax and VAT audit.  The total amount that we paid in connection with this settlement was approximately $1.7 million, of which approximately $0.9 million related to income taxes and approximately $0.8 million related to VAT.  The approximate $0.8 million related to VAT was recorded within selling, general and administrative expense, net in the accompanying 2010 consolidated statement of operations. We had previously established income tax reserves for these uncertain income tax positions totaling approximately $2.3 million, including interest.

The change in the effective income tax rates between 2010 and 2009 is principally due to the fact that, as a result of our reorganization in late 2009 and the related fresh-start accounting adjustments, we are able to recognize the tax benefit of our losses, and as such, additional valuation allowances are not required.  See Note 7, “Income Taxes”, to the consolidated financial statements included elsewhere in this report.

Combined year ended December 31, 2009 as compared to the year ended December 31, 2008

Net Sales.  As discussed further in the following paragraphs, net sales for 2009 decreased by approximately $461.8 million, or 20.3%, as compared to 2008. The effect of changes in foreign currency exchange rates reduced net sales by approximately $24.0 million in 2009. Excluding the effect of changes in foreign currency exchange rates, net sales for 2009 decreased approximately $437.8 million as compared to 2008.

In the RVP segment, net sales for 2009 decreased approximately $132.9 million or 18.6% as compared to 2008. Net sales in the RVP segment for 2009 reflect a decrease of approximately $11.8 million attributable to the effect of changes in foreign currency exchange rates. Excluding the effect of changes in foreign currency exchange rates, net sales in the RVP segment for 2009 decreased approximately $121.1 million as compared to 2008. The decrease is primarily a result of the decline in residential new construction activity and to a lesser extent, a decline in residential remodeling and replacement activity in the United States and Canada. In

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

2009, housing starts declined by approximately 39% and 29% in the United States and Canada, respectively. The segment’s sales to the remodeling and replacement market were adversely impacted by tight availability of home equity loans which consumers often use to finance such projects. Local currency net sales of our European range hood business also declined due to the global economic downturn. Kitchen range hoods and bathroom exhaust fans are the largest product categories sold in the RVP segment, accounting for approximately 79.3% of the RVP segment’s total sales for 2009. Sales of range hoods and bathroom exhaust fans for the RVP segment’s domestic subsidiaries decreased approximately 12.7% in 2009, and excluding the effect of changes in foreign currency exchange rates, sales of range hoods and bathroom exhaust fans for the RVP segment’s foreign subsidiaries decreased approximately 23.1% in 2009.

In the TECH segment, net sales for 2009 decreased approximately $113.3 million or 22.0% as compared to 2008 primarily due to a significant decline in volume due to the overall decline in the residential and light-commercial construction and retro-fit markets, as well as overall lower levels of consumer spending on high-end electronic and home entertainment products. Net sales in the TECH segment for 2009 include a decrease of approximately $0.5 million attributable to the effect of changes in foreign currency exchange rates. Excluding the effect of changes in foreign currency exchange rates, net sales in the TECH segment for 2009 decreased approximately $112.8 million.

In the R-HVAC segment, net sales for 2009 decreased approximately $98.3 million or 18.7% as compared to 2008. This decrease is primarily the result of lower sales volume of HVAC products sold to residential site built and manufactured housing customers driven largely by the sharp downturn in residential construction activity and the overall economy. Consistent with the industry, the majority of our products sold in this segment are used in replacement applications. During the economic downturn, we have seen a trend whereby consumers have opted to repair existing units or use cheaper solutions for cooling purposes in order to save money in the short-run rather than purchase replacement units. Our net sales to customers serving the manufactured housing markets, principally consisting of air conditioners and furnaces, constituted approximately 4.7% of our consolidated net sales for each of 2009 and 2008.

In the C-HVAC segment, net sales for 2009 decreased approximately $117.3 million or 22.8% as compared to 2008. Net sales in the C-HVAC segment for 2009 include a decrease of approximately $11.7 million attributable to the effect of changes in foreign currency exchange rates. Excluding the effect of changes in foreign currency exchange rates, net sales in the C-HVAC segment for 2009 decreased approximately $105.6 million. The decrease is partly due to the fact that the segment sold approximately $72.7 million related to a large project in Saudi Arabia in 2008, with only minimal follow-up sales in 2009. This decline was partially offset by the recognition of approximately $3.9 million of net sales deferred in 2008 on this project which was recognized upon the resolution and collection of retainage in the first quarter of 2009. The remaining decline in net sales for the segment is a result of a decline in the non-residential construction and retro-fit markets particularly in the second half of 2009. Backlog for C-HVAC products was approximately $150.7 million at December 31, 2009 and approximately $202.0 million at December 31, 2008. The decrease in backlog at December 31, 2009 as compared to December 31, 2008 reflects a decrease in orders during the final several months of 2009 for jobs expected to be delivered during the first half of 2010.

Foreign net sales, which are attributed based on the location of our subsidiary responsible for the sale, were approximately 19.9% and 21.2% of consolidated net sales for 2009 and 2008, respectively. Net sales from our Canadian subsidiaries were approximately 11.0% and 9.7% of consolidated net sales for 2009 and 2008, respectively. Net sales from our Canadian subsidiaries include net sales from the RVP and C-HVAC segments. Net sales from our European subsidiaries were approximately 6.8% and 8.9% of consolidated net sales for 2009 and 2008, respectively. Net sales from our European subsidiaries include net sales primarily from the RVP and C-HVAC segments and to a lesser extent the TECH segment.

Cost of Products Sold.  Consolidated cost of products sold (“COGS”) for 2009 was approximately $1,301.2 million as compared to approximately $1,673.5 million for 2008. COGS decreased in 2009 as compared to 2008, in part, due to a reduction in sales levels, cost reduction measures initiated in 2008 and 2009 of approximately $32.5 million, and a decrease of approximately $18.7 million related to the effect of changes in foreign currency exchange rates. COGS as a percentage of net sales decreased from approximately 73.7% for 2008 to approximately 72.0% for 2009 primarily due to the factors described below.

We continually review the costs of our product lines and seek opportunities to increase prices to help offset the rising costs of raw materials and transportation when possible. During 2008, we implemented certain price increases, which carried over into 2009, in each of our four segments to help offset higher costs.

Overall, consolidated material costs for 2009 were approximately $819.5 million, or 45.3% of net sales, as compared to

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

approximately $1,081.7 million, or 47.7% of net sales, for 2008. During 2009, we experienced lower material costs as compared to 2008 related primarily to purchases of steel, copper, aluminum, and related purchased components, such as compressors, and fans/blowers. Strategic sourcing initiatives and improvements in manufacturing processes also contributed to the decrease in material costs in 2009 as compared to 2008.

In the second half of 2009, the price of certain commodities (steel, copper, and aluminum) began to increase over price levels experienced in the first half of 2009.

Direct labor costs for 2009 were approximately $107.7 million, or 6.0% of net sales, as compared to approximately $137.7 million or 6.1% of net sales, for 2008. The decrease in direct labor costs in 2009 as compared to 2008 is primarily the result of headcount reductions that occurred during 2009.

Overhead costs, including freight, for 2009 were approximately $374.0 million, or 20.7% of net sales, as compared to approximately $454.1 million, or 20.0% of net sales, for 2008. The increase in the percentage of overhead costs to net sales for 2009 is due, in part, to a decrease in sales volume which results in lower absorption rates due, in part, to the fixed nature of certain overhead costs.

Freight costs were approximately 4.4% and 5.4% of net sales for 2009 and 2008, respectively. During 2009, we experienced decreased freight costs primarily due to decreased fuel surcharges as compared to 2008. Continued strategic sourcing initiatives and other cost reduction measures also help to mitigate fluctuations in freight costs. These cost reduction measures reduced the overall effect of freight costs on cost of goods sold as a percentage of net sales for 2009 as compared to 2008.

Overall, changes in the COGS (including material, direct labor, overhead and freight costs) as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices and material costs, as well as changes in productivity levels.

In the RVP segment, COGS for 2009 was approximately $425.5 million or 73.0% of the segment’s net sales, as compared to approximately $546.3 million, or 76.3% of the segment’s net sales for 2008. The decrease in the percentage of COGS to net sales in 2009 reflects a decrease in material costs as a percentage of net sales and to a lesser extent, a decrease in direct labor costs as a percentage of net sales. COGS in the RVP segment for 2009 also reflects (1) a decrease of approximately $9.2 million related to the effect of changes in foreign currency exchange rates, and (2) an increase in product liability expense of approximately $6.2 million as compared to 2008. COGS in the RVP segment for 2008 includes costs and expenses incurred in connection with the start up of a range hood facility in Mexico of approximately $4.5 million.

In the TECH segment, COGS for 2009 was approximately $238.1 million or 59.4% of the segment’s net sales, as compared to approximately $286.8 million, or 55.8% of the segment’s net sales for 2008. The increase in the percentage of COGS to net sales is primarily as a result of an increase in material costs as a percentage of net sales, and to a lesser extent, an increase in overhead costs as a percentage of net sales due to the fixed nature of certain overhead costs. COGS in the TECH segment for 2009 also reflects a loss contingency reserve of approximately $3.0 million related to one of our subsidiaries in the segment and a decrease of approximately $0.3 million related to the effect of changes in foreign currency exchange rates.

In the R-HVAC segment, COGS for 2009 was approximately $354.4 million, or 83.2% of the segment’s net sales, as compared to approximately $448.0 million, or 85.4% of the segment’s net sales, for 2008. The decrease in COGS as a percentage of net sales for 2009 primarily reflects a decrease in material costs as a percentage of net sales resulting primarily from the purchase of steel, copper and aluminum, and to a lesser extent, a decrease in direct labor costs as a percentage of net sales. Material costs in this segment are generally higher as a percentage of net sales than our other segments and were approximately 59.8% and 61.6% for 2009 and 2008, respectively.

In the C-HVAC segment, COGS for 2009 was approximately $283.2 million, or 71.2% of the segment’s net sales, as compared to approximately $392.4 million, or 76.2% of the segment’s net sales, for 2008. Direct labor costs in this segment are generally higher as a percentage of net sales than our other segments and were approximately 12.9% and 11.8% in 2009 and 2008, respectively. The decrease in COGS as a percentage of net sales for 2009 primarily reflects a decrease in material costs resulting primarily from the purchase of steel, copper and aluminum, and to a lesser extent, from price increases implemented in 2008, and also reflects the effect of approximately $3.9 million of net sales deferred in 2008, under a large contract, and recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs. In the C-HVAC segment , COGS for 2009 also includes a decrease of approximately $9.2 million related to the effect of changes in foreign currency exchange rates.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

Selling, General and Administrative Expense, Net.  Consolidated selling, general and administrative expense, net (“SG&A”) was approximately $381.1 million for 2009 as compared to approximately $468.0 million for 2008. SG&A decreased in 2009 as compared to 2008, in part, due to cost reduction measures initiated in 2008 and 2009 of approximately $43.2 million and a decrease of approximately $5.8 million related to the effect of changes in foreign currency exchange rates. SG&A as a percentage of net sales increased from approximately 20.6% for 2008 to approximately 21.1% for 2009 primarily as a result of the decline in net sales, partially offset by the effect of certain expense reduction measures as noted above.

Pre-Petition Reorganization Items.  During 2009, we retained financial and legal advisors to assist us in the analysis of our capital structure in light of economic conditions. As a result, we incurred approximately $22.5 million of advisory and other fees related to the reorganization of our capital structure.

Goodwill Impairment Charge.  During 2009, we recorded an approximate $284.0 million non-cash impairment charge to reduce the carrying amount of the TECH reporting unit’s goodwill to the estimated fair value based upon the results of our goodwill impairment testing. During 2008, we recorded an approximate $710.0 million non-cash impairment charge to reduce the carrying amount of our goodwill to the estimated fair value based upon the results of our goodwill impairment testing. See Note 4, “Summary of Significant Accounting Policies”, to the consolidated financial statements included elsewhere in this report.

Operating Earnings (Loss).  Consolidated operating loss decreased approximately $405.4 million from approximately $610.0 million for 2008 to approximately $204.6 million for 2009. During 2008, we recorded a non-cash goodwill impairment charge of approximately $710.0 million, and in 2009, we recorded a non-cash goodwill impairment charge of approximately $284.0 million. The operating loss for 2009 also includes approximately $22.5 million of pre-petition reorganization items related to the restructuring of our capital structure and a decrease of approximately $0.6 million related to the effect of changes in foreign currency exchange rates. Excluding the effect of these non-cash goodwill impairment charges, pre-petition reorganization items, and changes in foreign currency exchange rates, operating earnings increased approximately $1.3 million for 2009 as compared to 2008. The remaining changes in operating loss are primarily due to the factors discussed above and that follow.

For 2009, the RVP segment had operating earnings of approximately $54.0 million as compared to an operating loss of approximately $391.9 million for 2008. During 2008, we recorded a non-cash impairment charge of approximately $444.0 million to reduce the carrying amount of the RVP segment’s goodwill to its estimated fair value based upon the results of our goodwill impairment testing. Excluding the effect of this non-cash goodwill impairment charge in 2008, operating earnings increased approximately $1.9 million for 2009 as compared to 2008. The remaining increase in the RVP segment’s operating earnings for 2009 is primarily a result of a decrease in material and direct labor costs and expense reductions, partially offset by lower sales volume. Operating earnings for the RVP segment also reflects a decrease of approximately $0.4 million related to changes in foreign currency exchange rates.

For 2009, the TECH segment had an operating loss of approximately $274.0 million as compared to an operating loss of approximately $39.2 million for 2008. During 2009 and 2008, we recorded non-cash impairment charges of approximately $284.0 million and $77.0 million, respectively, to reduce the carrying amount of the TECH segment’s goodwill to its estimated fair value based upon the results of our goodwill impairment testing. Excluding the effect of these non-cash goodwill impairment charges, operating earnings decreased approximately $27.8 million for 2009 as compared to 2008. In addition, we provided a valuation reserve of approximately $2.8 million related to certain assets of a foreign subsidiary in the TECH segment that was shut down in 2010. The remaining decrease is primarily the result of decreased sales volume without a proportionate decrease in overhead costs, and increased material costs, partially offset by expense reductions. The 2009 operating loss for the TECH segment also includes a loss contingency reserve of approximately $3.0 million related to one of our subsidiaries in the segment and was reduced by approximately $0.7 million related to changes in foreign currency exchange rates.

For 2009, the R-HVAC segment had operating earnings of approximately $15.2 million as compared to an operating loss of approximately $176.8 million for 2008. During 2008, we recorded a non-cash impairment charge of approximately $189.0 million to reduce the carrying amount of the R-HVAC segment’s goodwill to its estimated fair value based upon the results of our goodwill impairment testing. Excluding the effect of this non-cash goodwill impairment charge in 2008, operating earnings increased approximately $3.0 million for 2009 as compared to 2008. The remaining increase in the R-HVAC segment’s operating earnings for 2009 is primarily a result of a decrease in material costs, expense reductions, and to a lesser extent direct labor costs, partially offset by lower sales volume.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

For 2009, the C-HVAC segment had operating earnings of approximately $39.7 million as compared to approximately $34.2 million for 2008. This increase is primarily the result of a decrease in material costs relating to the purchase of steel, copper and aluminum and to a lesser extent, approximately $3.9 million of net sales deferred in 2008, under a large contract, and recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs or expenses. Operating earnings for the C-HVAC segment also reflects an increase of approximately $0.3 million related to changes in foreign currency exchange rates.

Excluding the non-cash goodwill impairment charges recorded in 2009 and 2008, operating earnings of foreign operations, consisting primarily of the results of operations of our Canadian subsidiaries, were approximately 5.9% and 8.8% of operating earnings (before unallocated and corporate expenses) for 2009 and 2008, respectively. Net sales and earnings derived from international markets are subject to the risks of currency fluctuations, among others.

Interest Expense.  Interest expense increased approximately $4.5 million, or approximately 3.3%, during 2009 as compared to 2008. This increase is the net result of the impact of higher interest rates of approximately $6.8 million as a result of our 10% Notes and the Predecessor ABL Facility, both of which were consummated on May 20, 2008, and the impact of higher average principal balances of approximately $9.1 million. In addition, our interest expense increased approximately $1.7 million in 2009 due to increased amortization of deferred debt expense related to the additional deferred financing costs associated with the Predecessor 10% Notes and the Predecessor ABL Facility. These increases were partially offset by a reduction in interest expense of approximately $12.6 million related to the Chapter 11 proceedings and the related elimination of certain of our debt during 2009.

Loss from Debt Retirement.  On May 20, 2008, we sold $750.0 million of our Predecessor 10% Notes and also entered into the Predecessor ABL Facility. The net proceeds from the Predecessor 10% Notes and the Predecessor ABL Facility were used to repay all of the outstanding indebtedness under our then existing senior secured credit facility, which included approximately $675.5 million outstanding under our senior secured term loan and approximately $80.0 million outstanding under the revolving portion of the senior secured credit facility. The redemption of our senior secured term loan resulted in a pre-tax loss of approximately $9.9 million in the second quarter of 2008, primarily as a result of writing off unamortized deferred debt expense.

Gain on Reorganization Items, net.  In conjunction with our emergence from bankruptcy in 2009, we recorded a pre-tax gain on reorganization items, net of approximately $1,035.9 million related to our reorganization proceedings and the impact of adopting fresh-start accounting. A summary of this net pre-tax gain for the period ended December 19, 2009 is as follows (amounts in millions):

Pre-tax reorganization items:
Gain on settlement of liabilities subject to compromise	$539.9
Elimination of Predecessor deferred debt expense and debt discount	(33.9)
Elimination of deferred debt expense related to the Predecessor ABL Facility	(8.7)
497.3
Cancellation of Predecessor common stock	416.8
Post-petition professional fees and other reorganization costs	(9.2)
904.9
Non-cash pre-tax fresh-start accounting adjustments	131.0
Pre-tax gain on Reorganization Items, net	$1,035.9

Provision for Income Taxes.  The provision for income taxes for 2009 was approximately $83.6 million as compared to approximately $26.9 million for 2008. The effective income tax rate of approximately 12.1% for 2009 differs from the expected United States federal statutory rate of 35% principally as a result of the exclusion of income related to the discharge of indebtedness from taxable income, and the reversal of prior period valuation allowances against income recognized as a result of fresh-start accounting adjustments. The effective income tax rate of approximately (3.6)% for 2008 differs from the expected United States federal statutory rate of 35% principally as a result of the estimated non-cash goodwill impairment charge recorded in 2008, non-deductible expenses, increases in valuation allowances against deferred tax assets, state income tax provisions, the effect of foreign operations and interest on uncertain tax positions. The change in the effective income tax rates between 2009 and 2008 is principally due to the tax effects of fresh-start accounting adjustments. See Note 7, “Income Taxes”, to the consolidated financial statements

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

included elsewhere in this report.

During the third quarter of 2008, we evaluated the realizability of our domestic deferred tax assets as a result of economic conditions, our operating results and our revised forecast, including the increase in future interest expense as a result of the debt refinancing that occurred in May 2008. As a result of this analysis during the third quarter of 2008, we established a valuation allowance of approximately $14.6 million against domestic deferred tax assets in existence at December 31, 2007. In addition, for the year ended December 31, 2008, we recorded a valuation allowance against certain tax assets related to domestic and foreign operating losses generated in 2008 of approximately $40.9 million. During 2009, prior to the Effective Date, we provided an additional federal, foreign and state valuation allowance of approximately $57.0 million. In assessing the need for a valuation allowance, we assessed the available means of recovering our deferred tax assets, including the ability to carry back net operating losses, available deferred tax liabilities, tax planning strategies and projections of future taxable income. At the time of the evaluation, we concluded that it was more likely than not, based upon all available evidence, that a valuation allowance was required for substantially all of our net domestic deferred tax assets, and certain foreign deferred tax assets and net operating losses.

As of December 31, 2009, as a result of income and related deferred tax liabilities recognized through fresh-start accounting, we have determined that a valuation allowance is no longer required for most of our domestic deferred tax assets. We have sufficient reversing deferred tax liabilities available so that it is more likely than not that our deferred tax assets will be realized. We continue to maintain a valuation allowance for foreign net operating loss carryforwards and for certain deferred tax assets that, if recognized, would result in capital losses.

During 2009, we received a report of proposed audit adjustments related to one of our foreign subsidiaries. In the report, the taxing authorities proposed adjustments resulting in additional income tax related penalties and interest up to a maximum amount of approximately $5.0 million. We reviewed the report and the related proposed adjustments. Based upon our review of the audit report and related proposed adjustments, approximately $1.5 million of additional taxes, interest and penalties were recorded in 2009 related to these uncertain tax positions. At December 31, 2009, we had accrued a total of approximately $2.3 million of tax, penalties and interest related to these proposed adjustments (including approximately $0.8 million that had been accrued in previous years).

Liquidity and Capital Resources

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments and debt repayments. Our principal sources of liquidity are cash flows from subsidiaries, existing unrestricted cash and cash equivalents, and the use of borrowings under the ABL Facility. The indentures related to our 11% Notes and 10% Notes, the credit agreement governing our ABL Facility, and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions. See Note 8, “Notes, Mortgage Notes and Obligations Payable” to the consolidated financial statements included elsewhere in this report and “Debt Covenant Compliance” below.

We believe that our unrestricted cash and cash equivalents as of December 31, 2010, our estimated cash flows from our subsidiaries and borrowings available under our ABL Facility will be sufficient to fund our operations, anticipated capital expenditures and debt repayment obligations through at least the next twelve months based on our current operating plan.

We believe that our primary long-term capital requirements relate to servicing and repaying our indebtedness. At December 31, 2010, we had outstanding borrowings under the 11% Notes, the 10% Notes and the ABL Facility of approximately $1,088.3 million. We are currently obligated to make periodic interest payments under the 11% Notes, the 10% Notes and the ABL Facility, as well as other indebtedness, annually. Additionally, in 2013, we will be required to repay all amounts outstanding under the 11% Notes and the ABL Facility and in 2018, all amounts outstanding under the 10% Notes. See “Contractual Obligations” below for detail on our payment obligations under our indebtedness.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future and to access the capital markets. Our ability to generate cash in the future will be dependent upon, among other things, the performance of our operating segments, and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our ability to repay our outstanding indebtedness will also depend on our ability to access the capital markets during or prior to fiscal year 2013 in order to refinance all amounts outstanding under the 11% Notes and the ABL Facility, as we do not anticipate

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

generating sufficient cash flow from operations to repay such amounts in full. We cannot give assurance that funds will be available to us in the capital markets, together with cash generated from operations, in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Additionally, we cannot give assurance that we will be able to refinance any of our indebtedness, including the 11% Notes and the ABL Facility, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all.

Cash Flows

Net cash provided by operating activities increased approximately $18.7 million from approximately $28.2 million for 2009 to approximately $46.9 million for 2010. This change was primarily the net result of an increase in net earnings (after the exclusion of non-cash items) of approximately $40.4 million, partially offset by an increase in working capital needs of approximately $22.3 million.

Net cash used in investing activities increased approximately $269.4 million from approximately $34.0 million for 2009 to approximately $303.4 million for 2010.  This increase was primarily the result of an increase in payments for acquisitions of approximately $271.1 million and an increase in capital expenditures of approximately $1.4 million.  Capital expenditures were approximately $19.8 million for 2010 as compared to approximately $18.4 million for 2009.  Capital expenditures are expected to be between approximately $25.0 million and $30.0 million in 2011.

Net cash from financing activities increased by approximately $311.4 million from net cash used in financing activities of approximately $86.8 million for 2009 to net cash provided by financing activities of approximately $224.6 million for 2010.  This change is primarily the result of an increase in net borrowings of approximately $316.9 million, including the issuance of our 10% Notes in November 2010, partially offset by fees incurred related to our 10% Notes and ABL Facility of approximately $9.5 million.

As discussed earlier, we generally use cash flows from operations, and where necessary borrowings, to finance our capital expenditures and strategic acquisitions, to meet the service requirements of existing indebtedness and for working capital and other general corporate purposes.

Outstanding Indebtedness

We had consolidated debt at December 31, 2010 of approximately $1,119.6 million consisting of the following:

(Amounts in millions)
11% Notes	$753.3
10% Notes	250.0
ABL Facility	85.0
Long-term notes, mortgage notes and other indebtedness	22.7
Short-term bank obligations	8.6
$1,119.6

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

During 2010, we had a net increase in our debt of approximately $234.3 million resulting from:

(Amounts in millions)
Issuance of 10% Notes	$250.0
Payments, net of borrowings, under our ABL Facility	(5.0)
Additional borrowings related primarily to our foreign subsidiaries	43.1
Issuance of unsecured notes related to acquisitions in 2010	1.2
Other principal payments	(54.1)
Changes in foreign currency exchange rates and other	(0.9)
$234.3

At December 31, 2010, our subsidiary, Best, was not in compliance with certain maintenance covenants with respect to one of its loan agreements with borrowings outstanding of approximately $1.4 million at December 31, 2010. As a result, we reclassified the long-term portion of outstanding borrowings under this agreement of approximately $0.6 million as a current liability on our consolidated balance sheet at December 31, 2010.  The lender has not taken any action related to the covenant noncompliance at this time.  The next measurement date for the maintenance covenant is for the year ended December 31, 2011 and we believe it is probable that Best will not be in compliance with such covenants at such time.  No assurances can be given that the lender will continue to not take any action and accordingly, we could be required to repay this outstanding borrowing if non-compliance is not cured or waived, as the case may be. In the event this lender accelerates this loan, additional indebtedness of Best under a different loan agreement with borrowings outstanding of approximately $1.7 million at December 31, 2010 could also become immediately due and payable if such cross-default is not waived. As a result, we have also reclassified the long-term portion of this additional indebtedness of approximately $0.9 million as a current liability on our consolidated balance sheet at December 31, 2010.

Contractual Obligations

The following is a summary of our estimated future cash obligations at December 31, 2010, including those of our subsidiaries, under debt obligations (excluding approximately $2.0 million in debt discount), interest expense (based upon interest rates in effect at the time of the preparation of this summary), capital lease obligations, minimum annual rental obligations primarily for non-cancelable lease obligations (operating leases), acquisition agreements, purchase obligations, other long-term liabilities and other obligations. Debt and interest payments in the table below reflect the financing transactions during 2010 as previously described (see Note 8, “Notes, Mortgage Notes and Obligations Payable”, and Note 11, “Commitments and Contingencies”, to the consolidated financial statements included elsewhere in this report):

	Payments Due by Period
	2011	2012 & 2013	2014 & 2015	2016 & Thereafter	Total
	(Amounts in millions)
Notes, mortgage notes and obligations payable (1)	$7.8	$840.3	$0.7	$251.2	$1,100.0
Interest payments (2) (3) (4)	114.0	222.3	64.8	79.4	480.5
Capital lease obligations	2.1	6.8	3.8	0.3	13.0
Operating lease obligations	19.8	26.5	12.7	3.7	62.7
Other purchase obligations	9.8	0.1	—	—	9.9
Other liabilities (5)	7.9	39.3	34.9	88.7	170.8
Total	$161.4	$1,135.3	$116.9	$423.3	$1,836.9

(1)	Excludes notes payable and other short-term obligations of approximately $8.6 million.

(2)	Based upon interest rates in effect at December 31, 2010.

(3)	Subsidiary debt used for working capital purposes such as lines of credit are estimated to continue through December 31, 2018 in the above table.

(4)	Includes interest payments on the ABL Facility which are estimated to continue through 2015 in the above table.

(5)
Includes pension, profit sharing and other post-retirement benefits (see Note 10, “Pension, Profit Sharing and Other Post-Retirement Benefits”, to the consolidated financial statements included elsewhere in this report).

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

Nortek, its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, refinance, redeem or retire any of our outstanding debt, in privately negotiated or open market transactions, by tender offer or otherwise, which may be subject to restricted payment limitations.

Adequacy of Liquidity Sources

At December 31, 2010, we had approximately $57.7 million of unrestricted cash and cash equivalents to fund our cash flow needs for 2011. During 2011, we expect that it is reasonably likely that the following major cash requirements will occur as compared to 2010:

	For the Year Ended December 31,
	2011	2010
	(Amounts in millions)
Interest payments, net	$114.0	$86.6
Principal payments, net	7.8	146.7
Capital lease obligations	2.1	2.4
Completed acquisitions and contingent earn out payments	0.4	285.2
Capital expenditures	25.0	19.8
Operating lease and other rental payments	27.7	32.2
Defined benefit pension plan and other post-retirement benefit plan contributions	7.9	4.3

In addition, cash requirements for income tax payments will be dependent on our level of earnings. In 2010, we made income tax payments, net of refunds of approximately $18.4 million.

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of March 25, 2011, we had approximately $92.0 million in outstanding borrowings and approximately $18.2 million in outstanding letters of credit under the ABL Facility and, based on the February 2011 borrowing base calculations, we had excess availability of approximately $146.8 million under the ABL Facility and approximately $108.2 million of excess availability before triggering the cash deposit requirements as discussed further below.

As noted previously, the indenture and other agreements governing our indebtedness and the indebtedness of our subsidiaries, contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.  As of December 31, 2010, we had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $25.0 million.

From time to time, we have evaluated and expect to continue to evaluate possible acquisition transactions and possible dispositions of certain of our businesses and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

On December 17, 2010, we acquired all of the outstanding stock of Ergotron, Inc. (“Ergotron). Ergotron is a designer, manufacturer and marketer of innovative, ergonomic mounting and mobility products for computer monitors, notebooks and flat panel displays in the United States and other parts of the world. The estimated purchase price was approximately $298.0 million, which consisted of a cash payment at the date of acquisition of approximately $289.8 million and an estimated payable to the sellers of approximately $8.2 million related to the final cash and working capital adjustment of approximately $0.4 million, as defined, and the estimated reimbursement of approximately $7.8 million for federal and state tax refunds due to Ergotron for the pre-acquisition period in 2010. The final cash and working capital adjustment will be paid in the first quarter of 2011. The final amounts due for the reimbursement of federal and state tax refunds will be determined when the final pre-acquisition tax returns are filed and the refunds are collected, which is expected to occur in the third and fourth quarters of 2011.

On July 6, 2010, through our wholly-owned subsidiary, Linear LLC, we acquired all of the issued and outstanding membership interests of Skycam, LLC (“Luxor”) for approximately $9.1 million (utilizing approximately $7.9 million of cash and issuing an

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

unsecured 4% subordinated note in the amount of $1.2 million due January 2012).  Luxor is an online retailer and distributor of security cameras and digital video recorders.

Contingent consideration of approximately $1.3 million related to the acquisition of certain entities was accrued for at December 31, 2009, and was paid in February 2010. We do not anticipate paying any further contingent consideration for completed acquisitions as of December 31, 2010.

Working Capital

Our working capital increased from approximately $320.8 million at December 31, 2009 to approximately $330.5 million at December 31, 2010, while our current ratio remained unchanged from December 31, 2009 to December 31, 2010 at approximately 1.9:1.  The change in working capital is primarily the net result of a decrease in current maturities of long-term debt and other short-term obligations of approximately $32.1 million and the effect of changes in accounts receivable and inventories as described further below, partially offset by a decrease in unrestricted cash and cash equivalents of approximately $31.9 million and the effect of changes in accounts payable and accrued expenses and taxes, net as described further below.

Refer to “Cash Flows”, “Contractual Obligations” and “Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents decreased from approximately $89.6 million at December 31, 2009 to approximately $57.7 million at December 31, 2010.  We have classified as restricted, in the accompanying consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in our operations.  At December 31, 2010, approximately $2.5 million (of which approximately $2.4 million is included in long-term assets) of cash and cash equivalents were held primarily as collateral to fund certain benefit obligations relating to supplemental executive retirement plans.

Accounts receivable, less allowances, increased approximately $31.7 million, or approximately 12.7%, between December 31, 2009 and December 31, 2010, while net sales increased approximately $33.5 million, or approximately 7.8%, in the fourth quarter of 2010 as compared to the fourth quarter of 2009.  The acquisition of Ergotron during the fourth quarter of 2010 contributed approximately $22.1 million to this increase in accounts receivable. The remaining increase of approximately $9.6 million is primarily the result of increases within the TECH and R-HVAC segments due to increased sales in the fourth quarter of 2010 as compared to the fourth quarter of 2009.  The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period.  Excluding approximately $16.4 million of Ergotron's foreign accounts receivable, accounts receivable from customers related to foreign operations decreased by approximately $0.6 million, or approximately 1.0%, between December 31, 2009 and December 31, 2010.

Inventories increased approximately $40.3 million, or approximately 14.8%, between December 31, 2009 and December 31, 2010. The change in inventories includes the effect of the Ergotron and Luxor acquisitions during 2010 of approximately $27.9 million and a reduction of approximately $12.2 million related to non-cash amortization of the fair value of inventories. Excluding the effect of acquisitions and non-cash amortization, inventories increased approximately $24.6 million between December 31, 2009 and December 31, 2010 and primarily relates to increased purchases in the TECH segment mostly to support shipments in the first part of 2011 to a significant new customer in 2010.

Accounts payable increased approximately $51.2 million, or 41.1%, between December 31, 2009 and December 31, 2010 and includes the effect of the Ergotron and Luxor acquisitions during 2010 of approximately $29.8 million . Excluding the effect of acquisitions, accounts payable increased approximately $21.4 million between December 31, 2009 and December 31, 2010 and primarily relates to increased purchasing in the TECH segment mostly to support shipments in the first part of 2011 to a significant new customer in 2010.  The change in accounts payable at December 31, 2010 also reflects a decrease of approximately $1.1 million related to the effect of changes in foreign currency exchange rates.

Accrued expenses and taxes, net increased approximately $17.1 million, or approximately 9.8%, between December 31, 2009 and December 31, 2010 primarily as a result of the acquisition of Ergotron which contributed approximately $17.5 million to the change in accrued expenses and taxes, net. This increase was partially offset by the effect of accrued contingent consideration of approximately $1.3 million at December 31, 2009 that was paid in February 2010.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

Changes in certain working capital accounts, as noted above, between 2009 and 2010, differ from the changes reflected in our consolidated statement of cash flows for such period as a result of the specific items mentioned in the four preceding paragraphs and from other non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Debt Covenant Compliance

The agreements that govern the terms of our outstanding debt, including the indentures that govern the 10% Notes and the 11% Notes, and the credit agreement that governs the ABL Facility, contain covenants that restrict our ability and the ability of certain of our subsidiaries to, among other things:

•	consolidate, merge or sell assets;

•	pay dividends or make other restricted payments;

•	incur additional indebtedness;

•	make loans or investments;

•	incur certain liens;

•	enter into transactions with affiliates; and

•	agree to dividend payment restrictions affecting certain of our subsidiaries.

Additionally, pursuant to the terms of the ABL Facility, we will be required to deposit cash from our material deposit accounts (including all concentration accounts) daily in collection accounts maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit, if (i) excess availability (as defined in the ABL Facility) falls below the greater of $35.0 million or 15% of the borrowing base or (ii) an event of default has occurred and is continuing. In addition, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.1 to 1.0. The ABL Facility also restricts our ability to prepay our other indebtedness, including the 11% Notes and the 10% Notes, or designate any other indebtedness as senior debt.

In addition, the indentures that govern our 10% Notes and 11% Notes contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indentures governing our 10% Notes and 11% Notes also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined by the 10% Notes and 11% Notes) for such trailing four quarter period. As of December 31, 2010, under the 10% Notes, the FCCR was approximately 1.73 to 1.0.

A breach of the covenants under the indentures that govern our 10% Notes and 11% Notes or the credit agreement that governs the ABL Facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the ABL Facility would permit the lenders under the ABL Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our ABL Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we cannot provide assurance that we and our subsidiaries would have sufficient assets to repay such indebtedness.

As of December 31, 2010, we were in compliance with all covenants under the indentures that govern the 10% Notes and the 11% Notes and the credit agreement that governs the ABL Facility.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

Consolidated Cash Flow and Adjusted Consolidated Cash Flow

Consolidated Cash Flow (“CCF”) represents net earnings (loss) before interest, income taxes, depreciation, amortization and the effects of the Reorganization, including the effects of fresh-start accounting. The ACCF is defined as the CCF further adjusted to exclude certain cash and non-cash, non-recurring items. CCF and ACCF are not defined terms under GAAP. Neither CCF nor ACCF should be considered an alternative to operating income or net earnings (loss) as a measure of operating results or an alternative to cash flow as a measure of liquidity. There are material limitations associated with making the adjustments to our earnings to calculate CCF and ACCF and using these non-GAAP financial measures as compared to the most directly comparable GAAP financial measures. For instance, CCF and ACCF do not include:

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

We believe that the inclusion of supplementary adjustments to CCF applied in presenting ACCF are appropriate to provide additional information to investors about the performance of the business, and we are required to reconcile net earnings (loss) to ACCF to demonstrate compliance with debt covenants. While the determination of appropriate adjustments in the calculation of ACCF is subject to interpretation under the terms of the 10% Notes and 11% Notes, management believes the adjustments described below are in accordance with the covenants in the 10% Notes and 11% notes.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

The following table reconciles net (loss) earnings to CCF and ACCF for the trailing four quarters ending December 31, 2010 and 2009:

	Trailing Four Quarters Ending December 31,
	2010	2009
	(Amounts in millions)
Net (loss) earnings	$(13.4)	$608.7
(Benefit) provision for income taxes	(11.6)	83.6
Gain on Reorganization Items, net	—	(1,035.9)
Interest expense	95.7	139.2
Investment income	(0.1)	(0.2)
Depreciation and amortization expense	91.7	63.9
Consolidated Cash Flow	$162.3	$(140.7)
Pre-petition reorganization items (a)	—	22.5
Management fees (b)	—	1.0
Investment income	0.1	0.2
Non-recurring cash charges (c)	2.4	1.4
Other non-recurring items (d)	(3.0)	0.9
Non-cash impairment charges (e)	—	285.2
Stock Option Expense	2.8	0.1
Net foreign exchange gains (f)	(0.3)	(0.7)
Restructuring (g)	5.2	4.6
Pro-forma effect of acquisitions (h)	36.1	—
Adjusted Consolidated Cash Flow	$205.6	$174.5

(a)	Relates to pre-petition advisory and other fees related to the reorganization of our capital structure.

(b)
Relates to the management agreement between Nortek and Nortek Holdings, Inc. and an affiliate of Thomas H. Lee Partners, L.P. providing for certain financial and strategic advisory and consultancy services which was canceled as part of the Chapter 11 proceedings.

(c)	Relates to miscellaneous non-recurring items which are limited by the covenants as defined in the indentures governing the 10% Notes and 11% Notes.

(d)
For 2010 includes a gain of approximately $3.0 million related to the reversal of a loss contingency reserve that was previously provided in 2009 related to one of our subsidiaries in our TECH segment.

For 2009 includes (1) a loss contingency reserve of approximately $3.0 million related to one of our subsidiaries in our TECH segment, (2) a gain of approximately $3.9 million related to our revised estimate of a loss contingency related to an indemnification of a lease guarantee, (3) a valuation reserve of approximately $1.6 million related to certain assets of a foreign subsidiary that we shutdown in 2010 in the TECH segment, (4) approximately $1.5 million of expense related to early lease termination charges, (5) gains on the favorable settlement of certain litigation proceedings of approximately $0.7 million, and (6) a gain of approximately $0.6 million related to the gain on the sale of assets related to one of our foreign subsidiaries.

(e)	Includes non-cash goodwill impairment charges as well as non-cash write-downs of certain of our foreign subsidiaries.

(f)	Non-cash foreign exchange gains related to intercompany debt not indefinitely invested in our subsidiaries.

(g)	Includes severance charges associated with reduction in workforce initiatives and charges related to the closure of certain of our facilities.

(h)
Includes the pro-forma effect of our acquisitions of Ergotron and Luxor as if each acquisition had occurred on the first day of the four-quarter reference period. As noted previously, on December 17, 2010, we acquired the stock of Ergotron and on July 6, 2010, we acquired all of the issued and outstanding membership interests of Luxor.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

As noted previously, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.1 to 1.0. At December 31, 2010, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility was approximately $164.7 million (based upon the November 2010 borrowing base calculation), which exceeded $30.0 million and 12.5% of the borrowing base. Our FCCR under the ABL Facility at December 31, 2010 was 1.44 to 1.0. Similar to the 10% Notes and the 11% Notes, the FCCR under the ABL Facility is the ratio of the ACCF to Fixed Charges; however, in addition to other minor differences, the ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at December 31, 2010 was approximately $139.3 million.

Risks and Uncertainties

In the fourth quarter of 2009, two of our subsidiaries in the TECH segment began shipping security products to a new customer under an agreement to manufacture and sell these security products. Under this agreement, we recognized net sales of approximately $52.1 million in 2010 and expect to sell products with an expected net sales value of approximately $70.1 million in 2011. The agreement includes payment terms which are extended beyond the subsidiaries' normal payment terms. In addition, we evaluated the credit worthiness of this customer and concluded that collectability was not reasonably assured. Accordingly, we determined cash basis accounting treatment is appropriate for revenue recognition. Accordingly, we have deferred revenue recognition on approximately $9.2 million and $7.2 million of sales at December 31, 2010 and 2009, respectively, and recorded the cost basis of related inventory shipped of approximately $6.5 million and $5.6 million at December 31, 2010 and 2009, respectively, in other current assets in the accompanying consolidated balance sheet. In addition, at December 31, 2010, we have included in inventory approximately $6.1 million related to this customer. As only limited cash collection history was available in periods prior to December 31, 2009, we recorded loss contingency reserves of approximately $3.0 million as a reduction to other current assets as of December 31, 2009. Based on collection experience with this customer throughout 2010 and 2011, we believe that we will be able to recover all revenue on the inventories shipped to this customer. Based on this, in the third quarter of 2010 we reversed the $3.0 million loss contingency reserve that was previously provided against cost of products sold in 2009.

Inflation, Trends and General Considerations

From time to time, we have evaluated and expect to continue to evaluate possible acquisition transactions and the possible dispositions of certain of our businesses and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The demand for our products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. Our lower sales levels usually occur during the first and fourth quarters. Since a high percentage of our manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. In addition, the demand for cash to fund the working capital of our subsidiaries is greater from late in the first quarter until early in the fourth quarter.

We are subject to the effects of changing prices and the impact of inflation which could have a significant adverse effect on our results of operations. In some circumstances, market conditions or customer expectations may prevent us from increasing the prices of our products to offset the inflationary pressures that may increase costs in the future. In 2010, we experienced higher commodity prices as compared to 2009 primarily related to the purchase of copper, steel, and aluminum, as well as certain purchased components, such as compressors. We anticipate that commodity prices for 2011 will continue to increase as compared to 2010. Should these price levels continue or increase further there can be no assurance that we will be able to sufficiently increase sales prices to offset the adverse effect on earnings from rising material costs.

Additionally, during 2010, we experienced increased freight costs due to increased ocean freight costs, as well as increased diesel fuel costs, as compared to the comparable period of 2009.   Recent tension in the Middle East is expected to further impact freight costs in 2011 as compared to 2010 due to increased fuel prices. Continued strategic sourcing initiatives and other cost reduction measures help mitigate fluctuations in freight costs.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

In February 2011, management approved a plan to reduce costs and improve production efficiencies at the Company's subsidiary, Best. We anticipate incurring expenses of approximately $1.0 million to $2.0 million in 2011 related to this plan and the related investments in research and development, the reconfiguration of physical space, and relocation of equipment. We may approve additional plans in 2011 and may incur significant additional costs in 2011 and beyond.

As of December 31, 2010 and 2009, approximately 5.3% and 6.5%, respectively, of our workforce was subject to various collective bargaining agreements.

A work stoppage at one of our facilities could cause us to lose sales, incur increased costs and adversely affect our ability to meet customers’ needs. A plant shutdown or a substantial modification to a collective bargaining agreement could result in material gains or losses or the recognition of an asset impairment. As agreements expire and until negotiations are completed, we do not know whether we will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements or at all and without production interruptions, including labor stoppages.

Market Risk

As discussed more specifically below, we are exposed to market risks related to changes in interest rates, foreign currencies and commodity pricing. We do not use derivative financial instruments, except on a limited basis to periodically mitigate certain economic exposures. We do not enter into derivative financial instruments or other financial instruments for trading purposes.

A.Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities. In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less. At December 31, 2010 and 2009, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At December 31, 2010 and 2009, approximately 91.8% and 88.3%, respectively, of the carrying value of our long-term debt was at fixed interest rates. The remaining portion of our long-term debt was at variable interest rates. Based upon interest rates in effect at December 31, 2010 , an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $0.9 million.

See the table set forth in item D (Long-term Debt) below and Note 8, “Notes, Mortgage Notes and Obligations Payable”, to the consolidated financial statements included elsewhere in this report for further disclosure of the terms of our debt.

B.Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound. In 2010 and 2009, the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations. The impact of changes in foreign currency exchange rates related to translation resulted in an increase in stockholders’ investment of approximately $1.6 million, $0.7 million and $8.0 million for 2010 and the 2009 Successor and Predecessor Periods, respectively. The impact of changes in foreign currency exchange rates related to transactions resulted in a decrease in foreign exchange losses recorded in SG&A of approximately $3.9 million for 2010 as compared to 2009 and resulted in an increase in foreign exchange losses recorded in SG&A of approximately $5.4 million for 2009 as compared to 2008.

We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including, the use of strategic short and long-term borrowings at the foreign subsidiary level. Consistent with this strategy, notes payable and other short-term obligations at December 31, 2010 consist primarily of short-term borrowings by certain of our foreign subsidiaries. At December 31, 2010 and 2009, our net investment in foreign assets was approximately $147.9 million and

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2010

$133.5 million, respectively. An overall unfavorable change in foreign exchange rates in effect at December 31, 2010 of 10% would result in an approximate $13.4 million reduction in equity as a result of the impact on the cumulative translation adjustment. We generally do not enter into derivative financial instruments to manage foreign currency exposure.

C.Commodity Pricing Risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include, among others, steel, copper, aluminum, plate mirror glass, various chemicals, paints, plastics, motors and compressors. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to customers and, as a result, gross margins could decline significantly. We manage our exposure to commodity pricing risk by continuing to diversify our product mix, strategic buying programs and vendor partnering.

We generally do not enter into derivative financial instruments to manage commodity-pricing exposure. At December 31, 2010 and 2009, we did not have any material outstanding commodity forward contracts.

D.Long-term Debt

The table that follows sets forth our long-term debt obligations (excluding approximately $2.0 million of debt discount), principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values. Less than 1% of our total long-term indebtedness is denominated in foreign currencies. The weighted average interest rates for variable rate debt are based on December 31, 2010 interest rates.

Long-term Debt:

	Scheduled Maturity			Weighted Average Interest Rate
Year-Ending	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
	(Dollar amounts in millions)
December 31, 2011	$5.5	$4.4	$9.9	6.4%	2.1%	4.5%
2012	3.4	0.4	3.8	6.1	3.7	5.8
2013	758.0	85.3	843.3	11.0	5.5	10.4
2014	2.1	0.3	2.4	7.4	2.8	6.8
2015	1.8	0.3	2.1	7.5	2.8	6.8
Thereafter	250.3	1.2	251.5	10.0	2.8	10.0
Total Long-term Debt at December 31, 2010 (1)	$1,021.1	$91.9	$1,113.0	10.7%	5.3%	10.2%
Fair Market Value of Long-term Debt at December 31, 2010	$1,078.2	$91.9	$1,170.1

(1)	Includes our 11% Notes with a total principal amount of approximately $753.3 million and our 10% Notes with a total principal amount of approximately $250.0 million.

We determined the fair market value of our 11% Notes and 10% Notes using available market quotes. For our remaining outstanding indebtedness, we assumed that the carrying value of such indebtedness equaled the fair value as it is not actively traded on an open market.

See “Liquidity and Capital Resources” and Note 8, “Notes, Mortgage Notes and Obligations Payable”, to the consolidated financial statements included elsewhere in this report for further information surrounding our outstanding debt obligations.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and qualitative disclosures about market risk are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk".

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

Disclosure Controls and Procedures

Nortek carried out an evaluation, under the supervision and with the participation of its management, including the Company's President and Chief Executive Officer and its Vice President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2010. Based on that evaluation, the Company's President and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ending December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS.

See Election of Directors in the definitive Proxy Statement for the Company's 2011 Annual Meeting of Stockholders, incorporated herein by reference. See also Part I, Item 1, Business - Executive Officers of Nortek.

ITEM 11.	EXECUTIVE COMPENSATION.

See Executive Compensation in the definitive Proxy Statement for the Company's 2011 Annual Meeting of Stockholders, incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

See Security Ownership of Certain Beneficial Owners and Management in the definitive Proxy Statement for the Company's 2011 Annual Meeting of Stockholders, incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Certain Relationships and Related Transactions in the definitive Proxy Statement for the Company's 2011 Annual Meeting of Stockholders, incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

See Independent Registered Public Accounting Firm in the definitive Proxy Statement for the Company's 2011 Annual Meeting of Stockholders, incorporated herein by reference.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements.

See the index to consolidated financial statements set forth on page F-1.

(b)	Financial Statement Schedules

Schedule II    Valuation and Qualifying Accounts

All other financial statement schedules are not required or are included in the consolidated financial statements.

(c)	The exhibits are listed in the Exhibit Index, which is incorporated herein by reference

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2011.

NORTEK, INC.

/s/ Richard L. Bready
Richard L. Bready
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 30, 2011.

/s/ Richard L. Bready	/s/ Jeffrey C. Bloomberg
Richard L. Bready	Jeffrey C. Bloomberg
Chairman, Chief Executive Officer and President	Director

/s/ Almon C. Hall	/s/ Joseph M. Cianciolo
Almon C. Hall	Joseph M. Cianciolo
Authorized Officer, Vice President,	Director
Chief Financial Officer and Chief Accounting Officer
/s/ John T. Coleman
John T. Coleman
Director

/s/ James B. Hirshorn
James B. Hirshorn
Director

/s/ Thomas A. Keenan
Thomas A. Keenan
Director

/s/ Daniel C. Lukas
Daniel C. Lukas
Director

/s/ Bennett Rosenthal
Bennett Rosenthal
Director

/s/ J. David Smith
J. David Smith
Director

NORTEK, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Consolidated Statements of Operations for the Successor year ended December 31, 2010, the Successor period from December 20, 2009 to December 31, 2009, the Predecessor period from January 1, 2009 to December 19, 2009 and the Predecessor year ended December 31, 2008
F- 2
Successor Consolidated Balance Sheets as of December 31, 2010 and 2009	F- 3
Consolidated Statements of Cash Flows for the Successor year ended December 31, 2010, the Successor period from December 20, 2009 to December 31, 2009, the Predecessor period from January 1, 2009 to December 19, 2009 and the Predecessor year ended December 31, 2008
F- 5
Consolidated Statements of Stockholders’ Investment (Deficit) for the Successor year ended December 31, 2010, the Successor period from December 20, 2009 to December 31, 2009, the Predecessor period from January 1, 2009 to December 19, 2009 and the Predecessor year ended December 31, 2008
F- 7
Notes to Consolidated Financial Statements	F- 11
Report of Independent Registered Public Accounting Firm	F- 64

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Successor		Predecessor
	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -	Jan. 1, 2008 -
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009	Dec. 31, 2008
	(Amounts in millions, except shares and per share data)

Net Sales	$1,899.3	$44.0	$1,763.9	$2,269.7

Costs and Expenses:
Cost of products sold	1,391.8	35.2	1,266.0	1,673.5
Selling, general and administrative expense, net	399.9	8.5	372.6	468.0
Pre-petition reorganization items (Note 3)	—	—	22.5	—
Goodwill impairment charge (Note 4)	—	—	284.0	710.0
Amortization of intangible assets	37.0	1.5	22.2	28.2
	1,828.7	45.2	1,967.3	2,879.7
Operating earnings (loss)	70.6	(1.2)	(203.4)	(610.0)
Interest expense (contractual interest expense was approximately $145.9 million for the Predecessor period from January 1, 2009 to December 19, 2009, see Note 3)	(95.7)	(3.6)	(135.6)	(134.7)
Loss from debt retirement (Note 8)	—	—	—	(9.9)
Investment income	0.1	—	0.2	0.8
Loss before gain on reorganization items, net	(25.0)	(4.8)	(338.8)	(753.8)
Gain on reorganization items, net (Note 3)	—	—	1,035.9	—
(Loss) earnings before (benefit) provision for income taxes	(25.0)	(4.8)	697.1	(753.8)
(Benefit) provision for income taxes	(11.6)	(1.4)	85.0	26.9
Net (loss) earnings	$(13.4)	$(3.4)	$612.1	$(780.7)

Basic (Loss) Earnings per share	$(0.89)	$(0.23)	$204,033.33	$(260,233.33)

Diluted (Loss) Earnings per share	$(0.89)	$(0.23)	$204,033.33	$(260,233.33)

Weighted Average Common Shares:
Basic	15,000,000	15,000,000	3,000	3,000
Diluted	15,000,000	15,000,000	3,000	3,000

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	Successor
	December 31, 2010	December 31, 2009
	(Dollar amounts in millions)
Assets
Current Assets:
Unrestricted cash and cash equivalents	$57.7	$89.6
Restricted cash	0.1	1.3
Accounts receivable, less allowances of $4.9 million and $0, respectively	280.8	249.1
Inventories:
Raw materials	92.9	72.9
Work in process	24.3	25.6
Finished goods	196.3	174.7
	313.5	273.2
Prepaid expenses	15.9	18.0
Other current assets	12.6	7.7
Tax refunds receivable	18.5	5.8
Prepaid income taxes	16.9	25.4
Total current assets	716.0	670.1

Property and Equipment, at Cost:
Land	18.2	18.5
Buildings and improvements	76.0	72.8
Machinery and equipment	185.4	155.8
	279.6	247.1
Less accumulated depreciation	44.1	2.2
Total property and equipment, net	235.5	244.9

Other Assets:
Goodwill (Notes 3 and 4)	292.1	154.8
Intangible assets, less accumulated amortization of $38.2 million and $1.5 million, respectively (Notes 3 and 4)	695.0	536.6
Deferred debt expense	12.2	4.1
Restricted investments and marketable securities	2.4	2.4
Other assets	8.5	6.0
	1,010.2	703.9
Total Assets	$1,961.7	$1,618.9

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Continued)

	Successor
	December 31, 2010	December 31, 2009
	(Dollar amounts in millions, except shares data)
Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term obligations	$8.6	$13.4
Current maturities of long-term debt	7.7	32.4
Long-term debt (Note 8)	1.5	4.1
Accounts payable	175.7	124.5
Accrued expenses and taxes, net	192.0	174.9
Total current liabilities	385.5	349.3

Other Liabilities:
Deferred income taxes	152.7	112.6
Other	162.9	151.5
	315.6	264.1

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,101.8	835.4

Commitments and Contingencies (Note 11)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none
issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 15,000,000
shares issued and outstanding at December 31, 2010 and 2009	0.1	0.1
Additional paid-in capital	174.7	171.9
Accumulated deficit	(16.8)	(3.4)
Accumulated other comprehensive income	0.8	1.5
Total stockholders' investment	158.8	170.1
Total Liabilities and Stockholders' Investment	$1,961.7	$1,618.9

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Successor		Predecessor
	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -	Jan. 1, 2008 -
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009	Dec. 31, 2008
	(Amounts in millions)

Cash Flows from operating activities:
Net (loss) earnings	$(13.4)	$(3.4)	$612.1	$(780.7)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	91.7	6.2	57.7	68.6
Non-cash interest expense, net	2.1	—	45.5	8.3
Gain on settlement of liabilities subject to compromise	—	—	(539.9)	—
Cancellation of Predecessor common stock	—	—	(416.8)	—
Elimination of Predecessor deferred debt expense and debt discount	—	—	42.6	—
Non-cash fresh-start accounting adjustments	—	—	(131.0)	—
Non-cash goodwill impairment charge	—	—	284.0	710.0
Non-cash write-down of foreign subsidiaries	—	—	2.8	3.3
Loss from debt retirement	—	—	—	9.9
Non-cash share-based compensation expense	2.8	—	0.1	0.1
(Gain) loss on sale of property and equipment	(0.2)	—	—	(2.7)
Deferred federal income tax (benefit) provision	(18.8)	(1.3)	65.2	11.1
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(9.6)	13.4	(0.4)	47.4
Inventories	(23.4)	5.6	44.9	5.6
Prepaid and other current assets	2.8	3.9	(13.5)	1.1
Accounts payable	22.5	(13.1)	(12.5)	(33.7)
Accrued expenses and taxes	(4.0)	(3.7)	(14.0)	1.6
Long-term assets, liabilities and other, net	(5.6)	(0.8)	(5.4)	4.5
Total adjustments to net (loss) earnings	60.3	10.2	(590.7)	835.1
Net cash provided by operating activities	$46.9	$6.8	$21.4	$54.4

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

	Successor		Predecessor
	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -	Jan. 1, 2008 -
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009	Dec. 31, 2008
	(Amounts in millions)

Cash Flows from investing activities:
Capital expenditures	$(19.8)	$(0.5)	$(17.9)	$(25.4)
Net cash paid for businesses acquired	(285.2)	—	(14.1)	(32.7)
Proceeds from the sale of property and equipment	0.4	—	2.2	8.5
Change in restricted cash and investments	1.2	0.6	(1.2)	0.3
Other, net	—	(0.2)	(2.9)	(1.9)
Net cash used in investing activities	$(303.4)	$(0.1)	$(33.9)	$(51.2)

Cash Flows from financing activities:
Increase in borrowings	$133.1	$0.3	$64.7	$279.4
Payment of borrowings	(149.1)	(4.1)	(143.8)	(111.0)
Net proceeds from the sale of the 10% Senior Unsecured Notes due 2018	250.0	—	—	—
Net proceeds from the sale of the 10% Senior Secured Notes due 2013	—	—	—	742.2
Redemption of the senior secured credit facility	—	—	—	(755.5)
Fees paid in connection with debt facilities	(9.5)	—	(4.1)	(33.8)
Equity investment by Nortek Holdings, Inc.	—	—	—	4.2
Other, net	0.1	—	0.2	0.1
Net cash provided by (used in) financing activities	224.6	(3.8)	(83.0)	125.6
Net change in unrestricted cash and cash equivalents	(31.9)	2.9	(95.5)	128.8
Unrestricted cash and cash equivalents at the beginning of the period	89.6	86.7	182.2	53.4
Unrestricted cash and cash equivalents at the end of the period	$57.7	$89.6	$86.7	$182.2

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
For the Year Ended December 31, 2010

	Successor
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive (Loss) Income
	(Amounts in millions)
Balance, December 31, 2009	$0.1	$171.9	$(3.4)	$1.5	$—
Net loss	—	—	(13.4)	—	(13.4)
Other comprehensive income (loss):
Currency translation adjustment	—	—	—	1.6	1.6
Pension liability adjustment, net of a tax benefit of $0.9 million	—	—	—	(2.3)	(2.3)
Comprehensive loss					$(14.1)
Share-based compensation expense	—	2.8	—	—
Balance, December 31, 2010	$0.1	$174.7	$(16.8)	$0.8

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
For the Period from December 20, 2009 to December 31, 2009

	Successor
	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Comprehensive (Loss) Income
	(Amounts in millions)
Balance, December 20, 2009	$0.1	$171.9	$—	$—	$—
Net loss	—	—	(3.4)	—	(3.4)
Other comprehensive income:
Currency translation adjustment	—	—	—	0.7	0.7
Pension liability adjustment, net of tax provision of $0.3 million	—	—	—	0.8	0.8
Comprehensive loss					$(1.9)

Balance, December 31, 2009	$0.1	$171.9	$(3.4)	$1.5

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT (DEFICIT)
For the Period from January 1, 2009 to December 19, 2009

	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Comprehensive Income
	(Amounts in millions)
Balance, December 31, 2008 — Predecessor	$—	$416.7	$(612.1)	$(24.4)	$—
Net earnings	—	—	612.1	—	612.1
Other comprehensive income:
Currency translation adjustment	—	—	—	8.0	8.0
Pension liability adjustment, net of tax provision of $1.8 million	—	—	—	4.8	4.8
Comprehensive income					$624.9
Share-based compensation expense	—	0.1	—	—
Elimination of historical equity	—	(416.8)	—	11.6
Balance, December 19, 2009 — Predecessor	—	—	—	—
Issuance of 15,000,000 shares of common stock in connection with the emergence from Chapter 11	0.1	171.9	—	—
Issuance of 789,474 warrants in connection with the emergence from Chapter 11	—	—	—	—
Balance, December 20, 2009 — Successor	$0.1	$171.9	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT (DEFICIT)
For the Year Ended December 31, 2008

	Predecessor
	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Loss
	(Amounts in millions)
Balance, December 31, 2007	$412.4	$168.6	$37.7	$—
Net loss	—	(780.7)	—	(780.7)
Other comprehensive loss:
Currency translation adjustment	—	—	(25.7)	(25.7)
Pension liability adjustment	—	—	(36.4)	(36.4)
Comprehensive loss				$(842.8)
Capital contribution from parent	4.2	—	—
Share-based compensation expense	0.1	—	—
Balance, December 31, 2008	$416.7	$(612.1)	$(24.4)

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

1.	BASIS OF PRESENTATION

Nortek, Inc. (“Nortek”) and all of its wholly-owned subsidiaries, collectively the “Company”, is a diversified manufacturer of innovative, branded residential and commercial building products, operating within four reporting segments (see Note 12, “Segment Information and Concentration of Credit Risk”). Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market and the personal and enterprise computer markets.

On December 17, 2009 (the “Effective Date”), the Company emerged from bankruptcy proceedings under Chapter 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”). In connection with the Company's emergence from bankruptcy, as discussed further in Note 2, “Reorganization under Chapter 11 and Current Capital Structure”, the Company adopted fresh-start reporting pursuant to the provisions of Accounting Standards Codification (“ASC”) 852, “Reorganization” (“ASC 852”). The Company selected December 19, 2009 as the fresh-start reporting date since it was the closest fiscal week-end to the Effective Date of December 17, 2009 and the effect of using December 19, 2009, instead of December 17, 2009, was not material to the Company’s financial condition or results of operations for the periods presented. ASC 852 requires the implementation of fresh-start reporting if the reorganization value of the assets of the entity that emerges from Chapter 11 is less than the sum of the post-petition liabilities and allowed claims, and holders of voting shares immediately before confirmation of the plan of reorganization receive less than 50 percent of the voting shares of the emerging entity. Under fresh-start reporting a new reporting entity is deemed to be created and the assets and liabilities of the entity are reflected at their fair values.

Accordingly, the consolidated financial statements for the reporting entity subsequent to emergence from Chapter 11 bankruptcy proceedings are not comparable to the consolidated financial statements for the reporting entity prior to emergence from Chapter 11 bankruptcy proceedings. References to the “Successor” refer to the Company subsequent to the fresh-start reporting date and references to the “Predecessor” refer to the Company prior to the fresh-start reporting date.

In addition, ASC 852 requires that financial statements, for periods including and subsequent to a Chapter 11 bankruptcy filing, distinguish between transactions and events that are directly associated with the reorganization proceedings and transactions and events associated with the ongoing operations of the business, as well as additional disclosures. Effective October 21, 2009, expenses, gains and losses directly associated with the reorganization proceedings are reported as gain on reorganization items, net in the accompanying consolidated statement of operations for the Predecessor period from January 1, 2009 to December 19, 2009. The “Company,” when used in reference to the period subsequent to emergence from Chapter 11 bankruptcy proceedings, refers to the Successor, and when used in reference to periods prior to emergence from Chapter 11 bankruptcy proceedings, refers to the Predecessor. In addition, results for the period from December 20, 2009 to December 31, 2009 are referred to as the “2009 Successor Period”, and results for the period from January 1, 2009 to December 19, 2009 are referred to as the “2009 Predecessor Period”. For further information regarding the Company’s filing under and emergence from Chapter 11 bankruptcy proceedings and the adoption of fresh-start accounting, see Note 2, “Reorganization Under Chapter 11 and Current Capital Structure”, and Note 3, “Fresh-Start Accounting”.

The accompanying Successor and Predecessor consolidated financial statements reflect the financial position, results of operations and cash flows of Nortek and all of its wholly-owned subsidiaries after elimination of intercompany accounts and transactions. Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events for potential recognition or disclosure through the date the financial statements were issued, March 30, 2011.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

2.	REORGANIZATION UNDER CHAPTER 11 AND CURRENT CAPITAL STRUCTURE

On December 17, 2009, the Company successfully emerged from bankruptcy as a reorganized company after voluntarily filing for bankruptcy on October 21, 2009 with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), pursuant to prepackaged plans of reorganization (the “Reorganization”). The purpose of the Reorganization was to reorganize the Company's capital structure while allowing it to continue to operate its business. The Reorganization was necessary because it was determined that the Company would be unable to operate its business and meet its debt obligations under its pre-Reorganization capital structure.

As a result of the Reorganization, approximately $1.3 billion of debt was eliminated. On December 29, 2009, the Bankruptcy Court closed the bankruptcy cases for Nortek’s subsidiaries and on March 31, 2010 closed the bankruptcy case for Nortek. On December 17, 2009 (the “Effective Date”), the Company emerged from bankruptcy as a reorganized company with a new capital structure.

The Company's capital structure currently consists of the following:

•
ABL Facility.  In December 2010, the Company amended and restated its $300.0 million asset-based revolving credit facility (the "ABL Facility") to, among other things, lower the interest rates payable by the Company and amend certain provisions to provide Nortek with more flexibility.

•
10% Senior Unsecured Notes due 2018. In November 2010, the Company issued a total principal amount of $250.0 million in 10% Senior Unsecured Notes due 2018 (the "10% Notes") to initial purchasers who then resold the 10% Notes to certain institutional investors.

•
11% Senior Secured Notes due 2013.  On the Effective Date, the Company issued a total principal amount of $753.3 million in 11% Senior Secured Notes due 2013 (the “11% Notes”) to certain of its pre-Reorganization creditors.

•
Common Stock and Warrants.  On the Effective Date, the Company issued 15,000,000 shares of common stock, par value $0.01 per share and issued warrants that may be exercised for a period of five years to purchase 789,474 shares of common stock at an exercise price of $52.80 per share to certain of its pre-Reorganization creditors, including certain of its directors and executive officers.

•
Restricted Stock.  On the Effective Date, the Company granted 710,731 shares of restricted common stock. In addition, during 2010 the Company issued 2,000 shares of restricted stock and 11,750 shares of restricted stock were forfeited. These shares were issued to certain of the Company's executive officers and are eligible to vest in annual installments based upon the achievement of specified levels of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the applicable award agreement, for each of the Company's 2010, 2011, 2012 and 2013 fiscal years.

•
Options to Purchase Common Stock.  On the Effective Date, the Company granted options to purchase 710,731 shares of common stock each at an exercise price of $17.50 per share. In addition, during 2010 the Company granted options to purchase 92,000 shares of common stock at exercise prices ranging from $17.50 to $41.00 and options to purchase 21,750 shares of common stock were forfeited. These stock options were issued to certain of the Company's executive officers and directors and vest at the rate of 20% on each anniversary of the grant date, beginning with the first anniversary of the grant date, with 100% vesting upon the fifth anniversary of the grant date, and, unless terminated earlier, expire on the tenth anniversary of the grant date.

For further information regarding the 11% Notes, 10% Notes and ABL Facility, see Note 8, “Notes, Mortgage Notes and Obligations Payable”. For further information regarding the Company's restricted stock and options to purchase common stock, see Note 9, “Share-Based Compensation”.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

Cancellation of Certain Pre-Petition Obligations

Under the Prepackaged Plans, the Company’s pre-petition equity and certain of its debt and other obligations were cancelled and extinguished, as follows:

•	The Predecessor’s common stock was extinguished, and no distributions were made to the Predecessor’s former shareholders;

•
The Predecessor’s 10% Notes, 8 1/2% Notes and 9 7/8% Notes were cancelled, and the indentures governing such debt securities were terminated (other than for purposes of allowing holders of each of the notes to receive distributions under the Prepackaged Plans and allowing the trustees to exercise certain rights);

•	The Predecessor’s pre-petition five-year $350.0 million senior secured asset-based revolving credit facility (the “Predecessor ABL Facility”) was paid in full and terminated; and

•	The Predecessor’s net intercompany accounts with its former parent entities were cancelled.

For further information regarding the resolution of the Company’s pre-petition liabilities in accordance with the Prepackaged Plans, see Note 3, “Fresh-Start Accounting — Liabilities Subject to Compromise”, and Note 8, “Notes, Mortgage Notes and Obligations Payable”.

3.	FRESH-START ACCOUNTING

Reorganization Value

The Bankruptcy Court confirmed the Prepackaged Plans that included a range of enterprise values from $1.0 billion to $1.3 billion (the “Enterprise Value Range”) and a range of reorganized equity values from $172.0 million to $472.0 million (the “Equity Value Range”), as set forth in the disclosure statement relating to the Prepackaged Plans (the “Disclosure Statement”). The Enterprise Value Range was determined using a combination of three valuation methodologies, which included (i) comparable public company analysis, (ii) precedent transaction analysis and (iii) discounted cash flow analysis, to arrive at the overall Enterprise Value Range included in the Disclosure Statement. The Equity Value Range was determined by deducting the projected fair value of the Successor’s debt as of the Effective Date from the Enterprise Value Range to arrive at the overall Equity Value Range included in the Disclosure Statement.

The comparable public company analysis examined the value of comparable companies as a multiple of their key operating statistics and then applied a range of multiples to the projected 2009 and 2010 EBITDA of the Company, which were determined to be the most relevant operating statistics for analyzing the comparable companies. The range of multiples applied to 2009 EBITDA was 7.0x to 9.0x and for 2010 EBITDA was 6.0x to 8.0x. A key factor to the public company analysis was the selection of companies with relatively similar business and operational characteristics to the Company. The criteria for selecting comparable companies included, among other relevant characteristics, lines of business, key business drivers, growth prospects, maturity of businesses, market presence and brands, size and scale of operations.

The precedent transaction analysis estimated enterprise value by examining public merger and acquisition transactions that involve companies similar to Nortek. An analysis of the disclosed purchase price as a multiple of various operating statistics determined industry acquisition multiples for companies in similar lines of business to the Company. The transaction multiples were calculated based on the purchase price, including any debt assumed, paid to acquire companies that were comparable to the Company. The precedent transaction analysis used multiples based on the latest twelve months (“LTM”) EBITDA for analyzing the group of precedent transactions. The derived multiples were then applied to the Company’s LTM EBITDA to perform the precedent transaction analysis. The transaction multiples used ranged from 6.6x to 8.3x.

The discounted cash flow analysis discounted the expected future cash flows by a discount rate that was determined by estimating the average cost of debt and equity for the Company based upon the analysis of similar publicly traded companies. The discount rates used ranged from 13.0% to 15.0%. The discounted cash flow analysis included two components to the valuation. The first component was the calculation of the present value of the projected un-levered after-tax free cash flows for the years ending December 31, 2009 through December 31, 2014 and the second component was the present value of the terminal value of the cash flows, which was estimated by (i) assuming a perpetuity growth rate, which ranged from 2.0% to

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

4.0%, for the cash flows beyond the projection period or (ii) applying a terminal EBITDA multiple, which ranged from 6.0x to 8.0x, to the final period cash flows.

The Enterprise Value Range and Equity Value Range submitted to the Bankruptcy Court in the Disclosure Statement on October 21, 2009 were based on a variety of estimates and assumptions, including the projections of both EBITDA and free cash flow for future periods, EBITDA multiples, discount rates and terminal growth rates, among others. The Company considered the estimates and assumptions used to be reasonable although they are inherently subject to uncertainty and a wide variety of significant business, economic and competitive risks beyond the Company’s control. In addition, had the Company used different estimates and assumptions, such different estimates and assumptions may have resulted in a material change to the Enterprise Value Range and the Equity Value Range. Accordingly, there can be no assurance that the estimates, assumptions and financial projections used to determine the Enterprise Value Range and the Equity Value Range will be realized and the actual results could be materially different.

The Company determined the reorganization value in accordance with fresh-start accounting under ASC 852 as follows:

(Amounts in millions)
Enterprise Value attributed to Nortek	$1,000.0
Plus: Estimated excess cash at Effective Date (excluding approximately $45.0 million used to repay the Predecessor ABL Facility at emergence)	61.2
Liabilities (excluding debt)	582.2
Reorganization value at Effective Date	1,643.4
Less: the 11% Notes	(753.3)
the ABL Facility	(90.0)
Subsidiary debt	(45.9)
Liabilities (excluding debt)	(582.2)
Equity Value of the New Common Stock	$172.0

Based on the general economic and market conditions in place as of the Effective Date and the above analysis, the Company determined that the low end of the Enterprise Value Range and Equity Value Range were the appropriate values to use in the determination of reorganization value. The Company used $45.0 million of available cash and $90.0 million borrowed under the ABL Facility to repay the Predecessor ABL Facility on the Effective Date. The Company estimated that an additional $61.2 million of excess cash would have been available for further debt reduction and therefore should be included in the determination of the reorganization value.

Adoption of Fresh-Start Accounting

Fresh-start accounting requires adjusting the historical net book value of assets and liabilities to fair value in accordance with ASC 805, “Business Combinations” (“ASC 805”). The Company’s estimates of fair value are inherently subject to significant uncertainties and contingencies beyond the Company’s reasonable control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially. If additional information becomes available related to the estimates used in determining the fair values, including those used in determining the fair values of long-lived assets, liabilities and income taxes, such information could impact the allocations of fair value included in the Successor’s balance sheet as of December 20, 2009.

The excess of reorganization value over the fair value of tangible and identifiable intangible assets was recorded as goodwill. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at their estimated fair value. Deferred taxes were determined in conformity with applicable income tax accounting standards. Predecessor accumulated depreciation, accumulated amortization, retained deficit, common stock and accumulated other comprehensive loss were eliminated.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

Adjustments recorded to the Predecessor balance sheet as of December 19, 2009 resulting from the consummation of the Prepackaged Plans, and the adoption of fresh-start accounting, are summarized below:

	Predecessor	Reorganization		Fresh Start	Successor
	Dec. 19, 2009	Adjustments(a)		Adjustments(h)	Dec. 20, 2009
ASSETS:	(Amounts in millions)
Current Assets:
Unrestricted cash and cash equivalents	$137.8	$(51.1)	(b)	$—	$86.7
Restricted cash	1.9	—		—	1.9
Accounts receivable, less allowances	262.3	—		—	262.3
Inventories	251.4	—		30.2	281.6
Prepaid expenses	18.6	—		—	18.6
Other current assets	16.1	—		—	16.1
Prepaid income taxes	10.4	—		15.2	25.6
Total current assets	698.5	(51.1)		45.4	692.8
Total property and equipment, net	191.8	—		53.4	245.2
Goodwill	528.8	—		(374.0)	154.8	(i)
Intangible assets, less accumulated amortization	112.7	—		425.3	538.0
Deferred debt expense	8.7	(4.6)	(b),(c)	—	4.1
Restricted investments and marketable securities	2.4	—		—	2.4
Other assets	6.1	—		—	6.1
	658.7	(4.6)		51.3	705.4
Total Assets	$1,549.0	$(55.7)		$150.1	$1,643.4
LIABILITIES AND STOCKHOLDERS’ INVESTMENT (DEFICIT)
Current Liabilities:
Notes payable and other short-term obligations	$152.3	$(135.0)	(b)	$—	$17.3
Current maturities of long-term debt	7.4	25.0	(b)	—	32.4
Long-term debt	4.1	—		—	4.1
Accounts payable	137.5	—		—	137.5
Accrued expenses and taxes, net	180.2	(2.0)	(b)	—	178.2
	481.5	(112.0)		—	369.5
Other Liabilities:
Deferred income taxes	27.9	—		86.2	114.1
Other long-term liabilities	145.8	—		6.6	152.4
	173.7	—		92.8	266.5
Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	19.6	818.3	(b),(d)	(2.5)	835.4
Liabilities subject to compromise	1,465.2	(1,465.2)	(d)	—	—
Stockholders’ Investment (Deficit)
Successor common stock	—	0.1	(d),(e)	—	0.1
Successor additional paid-in capital	—	171.9	(d),(e)	—	171.9
Predecessor common stock	—	—		—	—
Predecessor additional paid-in capital	416.8	(416.8)	(f)	—	—
Accumulated deficit	(996.2)	948.0	(g)	48.2	—
Accumulated other comprehensive income (loss)	(11.6)	—		11.6	—
Total stockholders’ investment (deficit)	(591.0)	703.2		59.8	172.0
Total Liabilities and Stockholders’
Investment (Deficit)	$1,549.0	$(55.7)		$150.1	$1,643.4

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

(a)
Represents amounts recorded as of the Effective Date for the consummation of the Prepackaged Plans, including the settlement of liabilities subject to compromise, the satisfaction of the Predecessor ABL Facility, the incurrence of new indebtedness, the issuance of the New Common Stock, and the cancellation of the Predecessor common stock.

(b)	This adjustment reflects the net cash payments recorded as of the Effective Date as follows:

(Amounts in millions)
Borrowings under the ABL Facility	$90.0
Less: Debt issuance costs	(4.1)
Net proceeds from the ABL Facility	85.9
Repayment of Predecessor ABL Facility, including principal and accrued interest	(137.0)
$(51.1)

Subsequent to December 19, 2009, the Company voluntarily repaid $25.0 million of outstanding borrowings under the ABL Facility and accordingly, has classified such amount as current in the December 19, 2009 Successor balance sheet.

(c)	Adjustments to deferred debt expense consist of the following:

(Amounts in millions)
Elimination of deferred debt expense related to the Predecessor ABL Facility	$(8.7)
Deferred debt expense related to the ABL Facility (see (b) above)	4.1
$(4.6)

(d)	This adjustment reflects the settlement of liabilities subject to compromise (see “Liabilities Subject to Compromise” below).

(Amounts in millions)
Settlement of liabilities subject to compromise(1)	$(1,465.2)
Issuance of the 11% Notes	753.3
Issuance of the New Common Stock(2)	172.0
Gain on settlement of liabilities subject to compromise	$(539.9)

1)	See “Liabilities Subject to Compromise” below for further details.

2)	See (g) below for a reconciliation of the reorganization value to the value of the New Common Stock (including additional paid in capital).

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

e)
A reconciliation of the reorganization value to the value of the New Common Stock (including additional paid in capital) as of the Effective Date, which is based on the low end of the Enterprise Value Range and Equity Value Range included in the Disclosure Statement, is as follows:

		(Amounts in millions)
Enterprise Value attributed to Nortek		$1,000.0
Plus:	Estimated excess cash at Effective Date (excluding approximately $45.0 million
	used to repay the Predecessor ABL Facility at emergence)	61.2
	Liabilities (excluding debt)	582.2
Reorganization value at Effective Date		1,643.4
Less:	the 11% Notes	(753.3)
	the ABL Facility	(90.0)
	Subsidiary debt	(45.9)
	Liabilities (excluding debt)	(582.2)
Equity value of the New Common Stock		$172.0

f)	This adjustment reflects the cancellation of the Predecessor’s common stock.

g)	This adjustment reflects the cumulative impact of the reorganization adjustments discussed above:

(Amounts in millions)
Gain on settlement of liabilities subject to compromise	$539.9
Cancellation of Predecessor common stock (see (f) above)	416.8
Elimination of unamortized deferred debt expense (see (c) above)	(8.7)
$948.0

h)
Represents the adjustment of assets and liabilities to fair value, or other measurement as specified by ASC 805, in conjunction with the adoption of fresh-start accounting. Significant adjustments are summarized below:

(Amounts in millions)
Elimination of Predecessor goodwill	$(528.8)
Successor goodwill (see (i) below)	154.8
Elimination of Predecessor intangible assets	(112.7)
Successor intangible assets (1)	538.0
Inventory adjustment (2)	30.2
Property and equipment, net adjustment (3)	53.4
Other fair value adjustments, net (4)	0.4
Elimination of Predecessor accumulated other comprehensive loss (excluding deferred tax portion)	(4.3)
Pre-tax gain on fresh-start accounting adjustments	131.0
Tax provision related to fresh-start accounting adjustments (5)	(82.8)
Net gain on fresh-start accounting adjustments	$48.2

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

1)
Intangible assets — This adjustment reflects the fair value of intangible assets determined as of the Effective Date. Fair value amounts were estimated based, in part, on third party valuations. For further information on the valuation of intangible assets, see Note 4, “Summary of Significant Accounting Policies”.

2)
Inventory — This amount adjusts inventory to fair value as of the Effective Date. Raw materials were valued at current replacement cost, work-in-process was valued at estimated finished goods selling price less estimated disposal costs, completion costs and a reasonable profit allowance for completion and selling effort. Finished goods were valued at estimated selling price less estimated disposal costs and a reasonable profit allowance for selling effort. In addition, all LIFO inventory reserves were eliminated.

3)
Property, plant and equipment — This amount adjusts property and equipment, net to fair value as of the Effective Date, giving consideration to the highest and best use of the assets. Fair value amounts were estimated based, in part, on third party valuations. Key assumptions used in the appraisals were based on a combination of income, market and cost approaches, as appropriate.

4)	Net adjustment to record operating leases and debt at fair value.

5)	Calculated as follows:

(Amounts in millions)
Increase in prepaid income taxes	$(15.2)
Increase in deferred income taxes	86.2
Increase in long-term tax liability	4.5
Deferred tax portion of accumulated other comprehensive loss	7.3
Tax provision related to fresh-start accounting	$82.8

The increases in the prepaid income taxes and deferred income taxes represent the deferred income tax consequences of the fresh-start accounting adjustments, including the impact of the basis difference between tax deductible and book goodwill, and the elimination of certain deferred tax valuation allowances that are no longer required due to the overall increase in net deferred tax liabilities as a result of the fresh-start adjustments. The increase in the long-term tax liability reflects the impact of fresh-start accounting on required tax reserves. The deferred tax portion of the accumulated other comprehensive loss reflects the elimination of deferred taxes on pension adjustments included in accumulated other comprehensive loss in connection with fresh-start accounting.

i)	A reconciliation of the reorganization value of the Successor assets and goodwill is shown below:

		(Amounts in millions)
Reorganization value		$1,643.4
Less:	Less: Successor assets (excluding goodwill and after giving effect to
	fresh-start accounting adjustments)	(1,488.6)
Reorganization value of Successor assets in excess of fair value — Successor goodwill		$154.8

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

Liabilities Subject to Compromise

Certain pre-petition liabilities were subject to compromise or other treatment under the Prepackaged Plans and were reported at amounts allowed or expected to be allowed by the Bankruptcy Court. These claims were resolved and satisfied as of the Effective Date. A summary of liabilities subject to compromise reflected in the Predecessor consolidated balance sheet as of December 19, 2009, is shown below:

(Amounts in millions)
Predecessor — December 19, 2009
Debt subject to compromise:
Predecessor 10% Notes	$750.0
8 1/2% Notes	625.0
9 7/8% Notes	10.0
Accrued interest	37.2
Intercompany account with affiliates, net	43.0
Liabilities subject to compromise	$1,465.2

Gain on Reorganization Items, net

In conjunction with the Company’s emergence from bankruptcy in 2009, the Company recorded a pre-tax gain on reorganization items, net of approximately $1,035.9 million related to its reorganization proceedings and the impact of adopting fresh-start accounting. A summary of this net pre-tax gain for the 2009 Predecessor Period is as follows:

(Amounts in millions)
Pre-tax reorganization items:
Gain on settlement of liabilities subject to compromise	$539.9
Elimination of Predecessor deferred debt expense and debt discount	(33.9)
Elimination of deferred debt expense related to the Predecessor ABL Facility	(8.7)
497.3
Cancellation of Predecessor common stock	416.8
Post-petition professional fees and other reorganization costs	(9.2)
904.9
Non-cash pre-tax fresh-start accounting adjustments	131.0
Pre-tax gain on Reorganization Items, net	$1,035.9

Contractual Interest Expense

The Company recorded post-petition interest on pre-petition obligations only to the extent it believed the interest would be paid during the bankruptcy proceedings or that it was probable that the interest would be an allowed claim. Had the Company recorded interest expense based on all of the pre-petition contractual obligations, interest expense would have increased by approximately $10.3 million for the 2009 Predecessor Period.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

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

Recognition of Sales and Related Costs, Incentives and Allowances

The Company recognizes sales upon the shipment of its products, net of applicable provisions for discounts and allowances. Allowances for cash discounts, volume rebates and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Cash discounts, volume rebates, and other customer incentive programs are based upon certain percentages agreed to with the Company’s various customers, which are typically earned by the customer over an annual period. The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period and the contractual provisions of the customer agreements. For calendar year customer agreements, the Company is able to adjust its periodic estimates to actual amounts as of December 31 each year based upon the contractual provisions of the customer agreements. For those customers who have agreements that are not on a calendar year cycle, the Company records estimates at December 31 consistent with the above described methodology. Customers are generally not required to provide collateral for purchases. Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. The Company generally estimates customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return while also factoring in any new business conditions that might impact the historical analysis, such as new product introduction. The Company also provides for its estimate of warranty, bad debts and shipping costs at the time of sale. Shipping and warranty costs are included in cost of products sold. Bad debt provisions are included in selling, general and administrative expense, net. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis, such as new product introduction for warranty and bankruptcies of particular customers for bad debts.

Cash and Cash Equivalents

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.

The Company has classified as restricted in the accompanying consolidated balance sheet certain cash and cash equivalents that are not fully available for use in its operations. At December 31, 2010, the Company had approximately $2.5 million of cash and cash equivalents (of which approximately $2.4 million is included in long-term assets) pledged as collateral or held in pension trusts for certain debt, insurance, employee benefits and other requirements. At December 31, 2009, the Company had approximately $3.7 million of cash and cash equivalents (of which approximately $2.4 million is included in long-term assets) pledged as collateral or held in pension trusts for certain debt, insurance, employee benefits and other requirements.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

Measured on a Recurring Basis

Restricted Investments and Marketable Securities (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at December 31, 2010 or 2009.

Measured on a Non-Recurring Basis

During the 2009 Predecessor Period, the Technology Products ("TECH") reporting unit goodwill was written down to its implied fair value of approximately $68.9 million. This resulted in a non-cash goodwill impairment charge of approximately $284.0 million, which was included in the consolidated statement of operations for the 2009 Predecessor Period.

The TECH reporting unit’s assets itemized below were measured at fair value on a non-recurring basis during the 2009 Predecessor Period using a combination of the DCF Approach and the EBITDA Multiple Approach:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (“Level 1”)	Significant Other Observable Inputs (“Level 2”)	Significant Unobservable Inputs (“Level 3”)	Total Impaired Losses
	(Amounts in millions)
Goodwill	$68.9	$—	$—	$68.9	$284.0

In addition to goodwill noted above, the Company recorded certain other assets and liabilities at fair value on a non-recurring basis due to the effects of fresh-start accounting. These non-recurring fair value measurements were primarily determined using unobservable inputs and as such, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a non-recurring basis, see “Goodwill and Intangible Assets” of this note, along with Note 3, “Fresh-Start Accounting”.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of December 31, 2010 and 2009 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value because of their short-term nature.

Long-Term Debt -- At December 31, 2010, the fair value of the Company's long-term indebtedness was approximately $57.1 million higher than the amount on the Company's accompanying consolidated balance sheet, before unamortized discount of approximately $2.0 million. At December 31, 2009, the fair value of the Company’s long-term indebtedness was approximately equal to the amount on the accompanying consolidated balance sheet.  The fair values of the Company’s long-term obligations are determined using available market quotes.

Inventories

Inventories in the accompanying December 31, 2010 consolidated balance sheet are valued at the lower of cost or market, while inventories in the accompanying December 31, 2009 consolidated balance sheet reflect adjustments related to fresh-start accounting as discussed previously in Note 3, “Fresh-Start Accounting”.

At December 31, 2010, approximately $97.8 million of the Company's total inventories were valued on the last-in, first-out method (“LIFO”) of accounting. Under the first-in, first-out method (“FIFO”), such inventories would have been approximately $5.8 million lower at December 31, 2010. At December 31, 2009, approximately $99.6 million of the Company's total inventories were valued under LIFO. Under FIFO, such inventories would have been approximately $1.5 million lower at December 31, 2009. All other inventories were valued under the FIFO method.

In connection with both LIFO and FIFO inventories, the Company will record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

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

Depreciation and Amortization

Depreciation and amortization of property and equipment, including capital leases, is provided on a straight-line basis over their estimated useful lives, which are generally as follows:

Buildings and improvements	3 - 46 years
Machinery and equipment, including leases	1 - 17 years
Leasehold improvements	Shorter of the term of lease or the estimated useful life

Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals and betterments are capitalized. When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

Goodwill and Intangible Assets

The following table presents a summary of the activity in goodwill by reporting segment for the year ended December 31, 2010 ("2010"), the 2009 Successor Period and the 2009 Predecessor Period:

	Predecessor						Successor
	Dec. 31, 2008	Impair -ments	Purchase Accounting (1)	Translation Adjustments	Dec. 19, 2009	Fresh Start (2)	Dec. 31, 2009	Purchase Accounting (1)	Dec. 31, 2010
	(Amounts in millions)
Residential Ventilation Products (“RVP”):
Gross goodwill	$785.0	$—	$—	$0.6	$785.6	$(630.8)	$154.8	$—	$154.8
Impairment losses	(444.0)	—	—	—	(444.0)	444.0	—	—	—
Net RVP goodwill	341.0	—	—	0.6	341.6	(186.8)	154.8	—	154.8
Technology Products (“TECH”):
Gross goodwill	428.4	—	1.3	0.2	429.9	(429.9)	—	137.3	137.3
Impairment losses	(77.0)	(284.0)	—	—	(361.0)	361.0	—	—	—
Net TECH goodwill	351.4	(284.0)	1.3	0.2	68.9	(68.9)	—	137.3	137.3
Residential HVAC Products (“R-HVAC”):
Gross goodwill	232.0	—	—	—	232.0	(232.0)	—	—	—
Impairment losses	(189.0)	—	—	—	(189.0)	189.0	—	—	—
Net R-HVAC goodwill	43.0	—	—	—	43.0	(43.0)	—	—	—
Commercial HVAC Products (“C-HVAC”):
Gross goodwill	75.4	—	—	(0.1)	75.3	(75.3)	—	—	—
Impairment losses	—	—	—	—	—	—	—	—	—
Net C-HVAC goodwill	75.4	—	—	(0.1)	75.3	(75.3)	—	—	—
Consolidated goodwill:
Gross goodwill	1,520.8	—	1.3	0.7	1,522.8	(1,368.0)	154.8	137.3	292.1
Impairment losses	(710.0)	(284.0)	—	—	(994.0)	994.0	—	—	—
Net consolidated goodwill	$810.8	$(284.0)	$1.3	$0.7	$528.8	$(374.0)	$154.8	$137.3	$292.1

(1)
Purchase accounting adjustments for TECH goodwill during 2010 relate to the acquisitions of Ergotron, Inc. and Skycam, LLC. Purchase accounting adjustments for TECH goodwill during the 2009 Predecessor Period relate to contingent earnouts related to acquisitions within this segment of approximately $1.3 million. See Note 5, “Acquisitions”.

(2)	Refer to Note 3,“Fresh-Start Accounting”, for further information surrounding fresh-start accounting adjustments.

As discussed in Note 3, “Fresh-Start Accounting”, the Company adopted fresh-start accounting upon emergence from bankruptcy, which resulted in a new determination of goodwill in accordance with ASC 852. As indicated in the table above, the new determination of goodwill under ASC 852 resulted in a reduction to Predecessor goodwill of approximately $374.0 million, which the Company allocated to the reporting units based on the estimated fair value of each of the reporting units and related net assets and liabilities, including the fair value adjustments under ASC 852 discussed previously, of each reporting unit as of the Effective Date. Based on this analysis, the Company determined that the remaining goodwill as of the Effective Date of approximately $154.8 million would be allocated to the RVP segment.

Prior to the adoption of fresh-start accounting, the Predecessor classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions (see Note 5, “Acquisitions”), net of any

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

subsequent impairment losses. Predecessor purchase accounting adjustments relate principally to contingent earnouts related to acquisitions that were paid in 2009.

The Company accounts for acquired goodwill and intangible assets in accordance with ASC 805 and ASC Topic 350, “Goodwill and Other” (“ASC 350”), which involves judgment with respect to the determination of the purchase price and the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill recorded in a purchase.

Under ASC 350, goodwill and intangible assets determined to have indefinite useful lives are not amortized. Instead, these assets are evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, among others, a significant adverse change in the business climate. The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter. The reporting units evaluated for goodwill impairment by the Company have been determined to be the same as the Company’s operating segments in accordance with the criteria in ASC 350 for determining reporting units and include RVP, TECH, R-HVAC and C-HVAC.

During the first six months of 2009, the Company’s businesses continued to experience a difficult market environment due primarily to weak residential new construction, remodeling and residential air conditioning markets. Based on these macro-economic assumptions, the Company believed that EBITDA would continue to decline in 2009 and then begin to rebound in 2010 with continued growth through 2014. The Company’s prior long-term forecasts had expected the rebound in EBITDA to begin to occur in the second half of 2009. As a result, the Company significantly lowered its cash flow forecasts for 2009 and 2010 for all of the reporting units and for 2011 through 2014 for the TECH, R-HVAC and C-HVAC reporting units. As a result, the Company concluded in the second quarter of 2009 that indicators of potential goodwill impairment were present and therefore the Company needed to perform an interim test of goodwill impairment in accordance with ASC 350.

In accordance with ASC 350, the Company prepared an interim Step 1 Test as of July 4, 2009 and an annual Step 1 Test as of October 4, 2009 that compared the estimated fair value of each reporting unit to its carrying value. The Company utilized a combination of a discounted cash flow (“DCF”) approach and an EBITDA multiple approach in order to value the Company’s reporting units required to be tested for impairment.

The DCF approach required that the Company forecast future cash flows of the reporting units and discount the cash flow stream based upon a weighted average cost of capital (“WACC”) that was derived, in part, from comparable companies within similar industries. The DCF calculations also included a terminal value calculation that was based upon an expected long-term growth rate for the applicable reporting unit. The Company believes that its procedures for estimating DCF, including the terminal valuation, were reasonable and consistent with market conditions at the time of estimation.

The EBITDA multiple approach required that the Company estimate certain valuation multiples of EBITDA derived from comparable companies, and apply those derived EBITDA multiples to the applicable reporting unit’s estimated EBITDA for selected EBITDA measurement periods.

The annual Step 1 valuations as of October 4, 2009 were determined using a weighted average of 50% of the DCF approach and 50% for the EBITDA multiple approach, which the Company determined to be the most representative allocation for the measurement of the long-term fair value of the reporting units. In 2008, and for the interim Step 1 Test as of July 4, 2009, the Company used a weighted average of 70% of the DCF approach and 30% of the EBITDA multiple approach. The adjustment to the allocation percentages used for the annual impairment test reflects the Company’s belief that there is still significant risk in the overall worldwide economy that could impact the future projections used in the DCF approach and therefore increasing the allocation to the EBITDA multiple approach provides better balance to the shorter-term valuation conclusions under the EBITDA multiple approach and the longer-term valuation conclusions under the DCF approach.

The results of the Step 1 Tests performed as of July 4, 2009 indicated that the carrying value of the TECH reporting unit exceeded the estimated fair value determined by the Company and, as such, a “Step 2 Test” was required for this reporting unit. The estimated fair values of the RVP, R-HVAC and C-HVAC reporting units exceeded the carrying values so no further interim impairment analysis was required for these reporting units as of July 4, 2009. The results of the Step 1 Tests performed as of October 4, 2009 for the Company’s annual impairment test indicated that the estimated fair values of the reporting units exceeded the carrying values so no further impairment analysis was required.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

The Company believes that its assumptions used to determine the estimated fair values for its reporting units as of July 4, 2009 and October 4, 2009 were reasonable.

Based on the Company’s estimates at October 4, 2009, the impact of reducing the Company’s fair value estimates for RVP, TECH and R-HVAC by 10% would have no impact on the Company’s goodwill assessment for these reporting units. For C-HVAC, the impact of reducing the Company’s fair value estimates as of October 4, 2009 by 10% would have reduced the estimated fair value to an amount below the carrying value for this reporting unit and therefore would have required the Company to perform additional impairment analysis for this reporting unit. As a result of the application of fresh-start accounting, TECH, R-HVAC and C-HVAC had no goodwill as of December 31, 2009.

The preliminary Step 2 Test for the TECH reporting unit for the second quarter of 2009 required the Company to measure the potential impairment loss by allocating the estimated fair value of the reporting unit, as determined in Step 1, to the reporting unit’s assets and liabilities, with the residual amount representing the implied fair value of goodwill and, to the extent the implied fair value of goodwill was less than the carrying value, an impairment loss was recognized. As such, the Step 2 Test for the TECH reporting unit under ASC 350 required the Company to perform a theoretical purchase price allocation for TECH to determine the implied fair value of goodwill as of the evaluation date. Due to the complexity of the analysis required to complete the Step 2 Tests, and the timing of the Company’s determination of the goodwill impairment, the Company had not finalized its Step 2 Tests at the end of the second and third quarters of 2009. In accordance with the guidance in ASC 350, the Company completed a preliminary assessment of the expected impact of the Step 2 Tests using reasonable estimates for the theoretical purchase price allocation and recorded a preliminary goodwill impairment charge in the second quarter of 2009 of approximately $250.0 million for the TECH reporting unit.

During the fourth quarter of 2009, the Company completed its Step 2 Testing under ASC 350 for the TECH reporting unit by performing the following procedures, among others:

•
Finalized the detailed appraisals used to determine the estimated fair value of intangible assets, real estate and machinery and equipment in accordance with methodologies for valuing assets under ASC 805.

•	Finalized the analysis to determine the estimated fair value adjustment required for inventory.

•	Finalized the deferred tax analysis, which included determining the deferred tax consequences of the theoretical purchase price adjustments required by the Step 2 Test.

The Company believes that the procedures performed and estimates used in the theoretical purchase price allocation for the TECH reporting unit required for Step 2 Testing under ASC 350 were reasonable and in accordance with the guidelines for acquisition accounting included in ASC 805 to determine the theoretical fair value of the assets and liabilities of the TECH reporting unit used in the Step 2 Testing.

As a result of the completion of the Step 2 Testing, the Company recorded a final goodwill impairment charge for the TECH reporting unit as of July 4, 2009 of approximately $284.0 million. This represented an increase in the goodwill impairment charge of approximately $34.0 million, which was recorded in the Predecessor period from October 4, 2009 to December 19, 2009. The primary reasons for the change from the preliminary goodwill impairment charge recorded in the second quarter of 2009 were changes in the theoretical valuation of intangible assets from the initial estimate used, net of the related deferred tax impact.

The Company performed its annual test of goodwill impairment as of the first day of the fourth quarter of 2010, or October 3, 2010, utilizing the same approaches as described previously for the RVP and TECH reporting units, as these were the only reporting units with goodwill. The Company believes that its procedures performed and estimates used to determine the fair value of the reporting units as of October 3, 2010 were reasonable and consistent with market conditions at the time of estimation. The results of the Step 1 Tests performed as of October 3, 2010 indicated that the fair value of the RVP and TECH reporting units exceeded its carrying value and, as such, no additional goodwill impairment analysis was required for the RVP and TECH reporting units.

Although the Company believes that the forecast and valuation assumptions used are reasonable, the worldwide economic situation remains highly volatile and if the downturn persists or the recovery is slower than anticipated, the Company may be required to take additional goodwill impairment charges in the future. Accordingly, there can be no assurance that the Company’s future forecasted operating results will be achieved or that future goodwill impairment charges will not need to

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

be recorded, even after the significant reduction in goodwill that resulted from the adoption of fresh-start accounting subsequent to the Effective Date.

In accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”), the Company evaluates the realizability of long-lived assets, which primarily consists of property and equipment and definite lived intangible assets (the “ASC 360 Long-Lived Assets”), when events or business conditions warrant it as well as whenever an interim goodwill impairment test is required under ASC 350, based on expectations of non-discounted future cash flows for each subsidiary. ASC 350 requires that the ASC 360 impairment test be completed and any ASC 360 impairment be recorded prior to the goodwill impairment test. As a result of the Company’s conclusion that an interim goodwill impairment test was required during the second quarter of 2009, the Company performed an interim test for the impairment of long-lived assets under ASC 360 in the second quarter of 2009 and determined that there were no impairment indicators under ASC 360. The Company also completed an ASC 360 evaluation as of December 19, 2009, prior to the Company’s emergence from bankruptcy and the adoption of fresh-start accounting. As a result, the Company recorded an approximate $1.2 million intangible asset impairment for a foreign subsidiary in the TECH segment in selling, general and administrative expense, net in the accompanying statement of operations. The Company determined that there were no other significant impairments under ASC 360.

There were no impairment charges recorded for the year ended December 31, 2010.

The evaluation of the impairment of long-lived assets, other than goodwill, was based on expectations of non-discounted future cash flows compared to the carrying value of the long-lived asset groups in accordance with ASC 360. If the sum of the expected non-discounted future cash flows was less than the carrying amount of the ASC 360 Long-Lived Assets, the Company would recognize an impairment loss. The Company’s cash flow estimates were based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company-wide planning process and interim forecasting, and, if appropriate, included a terminal valuation for the applicable subsidiary based upon an EBITDA multiple. The Company estimated the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions for each of the dates when impairment testing was performed.

In connection with the adoption of fresh-start accounting, intangible assets were recorded at their estimated fair value, which was based, in part, on third party valuations, as of December 19, 2009. Intangible assets consist principally of trademarks, developed technology (unpatented and patented), customer relationships, and other (which includes, among others, non-compete and supplier agreements and backlog). The value assigned to the Company’s trademarks and developed technology was based on the relief from royalty method using estimated royalty rates that a willing buyer would pay for the use of the trademark or identified technology. The fair value was calculated by discounting future cash flows or royalties at the required rate of return to present value as of December 19, 2009. The value assigned to the Company’s customer relationships was based on the multi-period excess earnings method which estimated the fair value of the asset by discounting future projected earnings of the asset to present value as of December 19, 2009. Key assumptions used in these valuation methods include: management’s projections of revenues, expenses and cash flows for future years; an estimated weighted average cost of capital, depending on the reporting unit and nature of the asset, ranging from 12.3% to 17.2%; an internal rate of return, depending on the reporting unit and nature of the asset, ranging from 12.7% to 16.6%, an assumed discount rate, depending on the reporting unit and nature of the asset, ranging from 13.8% to 18.5%, and a tax rate, depending on the reporting unit, ranging from approximately 37.0% to 39.0%. Accordingly, the fair values are based on estimates which are inherently subject to significant uncertainties and actual results could vary significantly from these estimates.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

The table that follows presents the Company's major components of intangible assets as of December 31, 2010 and 2009:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Remaining Useful Lives
	(Amounts in millions except for useful lives)
December 31, 2010
Trademarks	$158.4	$(7.8)	$150.6	20.3
Developed Technology	67.9	(4.5)	63.4	12.3
Customer relationships	483.9	(20.6)	463.3	17.4
Others	23.0	(5.3)	17.7	6.7
	$733.2	$(38.2)	$695.0	17.3

December 31, 2009:
Trademarks	$139.8	$(0.5)	$139.3	21.0
Developed Technology	49.0	(0.2)	48.8	13.0
Customer relationships	339.6	(0.8)	338.8	18.0
Others	9.7	—	9.7	3.0
	$538.1	$(1.5)	$536.6	18.0

Developed technology, trademarks and customer relationships are amortized on a straight-line basis. Amortization of intangible assets charged to operations amounted to approximately $37.0 million, $1.5 million, $22.2 million and $28.2 million for the year ended December 31, 2010, the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31, 2008, respectively. See Note 5, "Acquisitions", for disclosure of intangible assets acquired in 2010 of approximately $193.7 million related to the acquisition of Ergotron, Inc.

As of December 31, 2010, the estimated future intangible asset amortization expense aggregates approximately $695.0 million as follows:

Year Ended December 31,	Annual Amortization Expense
(Amounts in millions)
(Unaudited)
2011	$44.5
2012	44.5
2013	44.4
2014	44.1
2015	43.7
2016 and thereafter	473.8

Pensions and Post Retirement Health Benefits

The Company accounts for pensions and post retirement health benefits in accordance with ASC Topic 715, “Compensation - Retirement Benefits,” (“ASC 715”). The accounting for pensions requires the estimation of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase and the assumed medical cost inflation rate. Such estimates require a significant amount of judgment. See Note 10, “Pension, Profit Sharing and Other Post-Retirement Benefits”, for a discussion of these judgments.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

Insurance Liabilities

The Company records insurance liabilities and related expenses for health, workers compensation, product and general liability losses, and other insurance reserves and expenses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date. The Company considers historical trends when determining the appropriate insurance reserves to record in the consolidated balance sheet for a substantial portion of its workers compensation and general and product liability losses. In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company. Insurance liabilities are reduced by estimated future recoveries pursuant to contractual arrangements with vendors and other third parties. These recoveries are estimated based on the contractual provisions and historical trends. Such amounts, which the Company has determined to be immaterial to the accompanying consolidated balance sheet, are recorded as a reduction of the estimated liabilities.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s consolidated financial statements and the amounts included in the Company’s federal and state income tax returns be recognized in the balance sheet. As the Company generally does not file its income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that Nortek and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards and valuation allowances required, if any, for tax assets that may not be realizable in the future. ASC 740 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference (see Note 7, “Income Taxes”).

Share-Based Compensation Expense

The Company measures share-based compensation expense at fair value in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”), and recognizes such expense over the vesting period of the stock-based employee awards. For the year ended December 31, 2010, the 2009 Predecessor Period and the year ended December 31, 2008, the Company recognized share-based compensation expense of approximately $2.8 million, $0.1 million and $0.1 million, respectively. There was a de minimis amount of share-based employee compensation expense recorded for the 2009 Successor Period. See Note 9, “Share-Based Compensation”, for further information regarding the Successor’s and the Predecessor’s share-based compensation programs.

Commitments and Contingencies

The Company provides accruals for all direct costs, including legal costs, associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued are estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes. Legal costs for other than probable contingencies are expensed when services are performed. See Note 11, “Commitments and Contingencies”, for further information regarding the Company’s commitments and contingencies.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

 Research and Development

The Company’s research and development activities are principally new product development and represent approximately 2.9%, 3.5%, 2.9% and 2.5% of the Company’s consolidated net sales for the year ended December 31, 2010, the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31, 2008, respectively, and are recorded in selling, general and administrative expense, net.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings (loss), unrealized gains and losses from foreign currency translation, and pension liability adjustments, net of tax attributes. The components of the Company’s comprehensive income (loss) and the effect on earnings for the periods presented are detailed in the accompanying consolidated statement of stockholders’ investment.

The balances of each classification, net of tax attributes, within accumulated other comprehensive income (loss) as of the periods presented are as follows:

	Foreign Currency Translation	Post-Retirement Liability Adjustment, net	Total Accumulated Other Comprehensive Income (Loss)
	(Amounts in millions)
Predecessor
Balance, December 31, 2007	$28.3	$9.4	$37.7
Change during the period	(25.7)	(36.4)	(62.1)
Balance, December 31, 2008	2.6	(27.0)	(24.4)
Change during the period	8.0	4.8	12.8
Balance, December 19, 2009	10.6	(22.2)	(11.6)
Fresh-start accounting adjustments	(10.6)	22.2	11.6
Balance, December 20, 2009	—	—	—
Successor
Change during the period	0.7	0.8	1.5
Balance, December 31, 2009	0.7	0.8	1.5
Change during the period	1.6	(2.3)	(0.7)
Balance, December 31, 2010	$2.3	$(1.5)	$0.8

Foreign Currency Translation

The financial statements of subsidiaries outside the United States are measured using the foreign subsidiaries’ local currency as the functional currency. The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Net sales, costs and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income (loss) included in stockholders’ investment in the accompanying consolidated balance sheet. Transaction gains and losses are recorded in selling, general and administrative expense, net.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

Earnings Per Share

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

The reconciliation between basic and diluted earnings (loss) per share for the periods presented is as follows:

	Successor		Predecessor
	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -	Jan. 1, 2008 -
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009	Dec. 31, 2008
	(Dollar amounts in millions, except shares and per share data)

Net (loss) earnings	$(13.4)	$(3.4)	$612.1	$(780.7)

Weighted average common shares
outstanding	15,000,000	15,000,000	3,000	3,000
Dilutive effect of stock options	—	—	—	—
Dilutive shares outstanding	15,000,000	15,000,000	3,000	3,000

Basic (loss) earnings per share	$(0.89)	$(0.23)	$204,033.33	$(260,233.33)

Diluted (loss) earnings per share	$(0.89)	$(0.23)	$204,033.33	$(260,233.33)

The effect of certain potential common share equivalents, including warrants, unvested restricted stock and stock options were excluded from the computation of diluted shares outstanding for the year ended December 31, 2010 and the 2009 Successor Period, as inclusion would have been anti-dilutive.  A summary of these common share equivalents excluded from the year ended December 31, 2010 and the 2009 Successor Period is as follows:

	Successor
	Jan. 1, 2010 -	Dec. 20, 2009 -
	Dec. 31, 2010	Dec. 31, 2009
Warrants	789,474	789,474
Restricted stock	700,981	710,731
Stock options	780,981	710,731
Total	2,271,436	2,210,936

There were no potential common share equivalents outstanding during the Predecessor periods presented.

Earnings (loss) per share for the year ended December 31, 2010 and the 2009 Successor Period is not comparable to the 2009 Predecessor Period or the year ended December 31, 2008, as all Predecessor common stock was extinguished as part of the Company’s reorganization. See Note 2, “Reorganization Under Chapter 11 and Current Capital Structure”, and Note 3, “Fresh-Start Accounting”.

Related Party Transactions

The Predecessor had a management agreement with an affiliate of Thomas H. Lee Partners, L.P. (“THL”) providing for certain financial and strategic advisory and consultancy services. The Predecessor expensed approximately $1.0 million and $2.0 million during the 2009 Predecessor Period and the year ended December 31, 2008, respectively, related to this

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

management agreement. In connection with the Reorganization, the management agreement was terminated as of the Effective Date.

During the fourth quarter of 2008, certain executive officers of the Company invested with THL in the purchase of certain senior unsecured loans with accreted value of approximately $83.0 million issued by the Company's former parent, NTK Holdings, Inc. As a result of the Reorganization, these executive officers received 6,606 shares of common stock and warrants exercisable for the purchase of 17,384 shares of common stock based upon their indirect pro rata ownership of such senior unsecured loans issued by NTK Holdings, Inc.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 which establishes additional disclosure requirements for fair value measurements. According to the guidance, the fair value hierarchy disclosures are to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy will be required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting. These amendments did not have an impact on the Company's results of operations or financial condition as this guidance relates only to additional disclosures (see "Fair Value”). In addition, the guidance requires more detailed disclosures of the changes in Level 3 instruments. These changes will be effective January 1, 2011 and are not expected to have a material impact on the Company's consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13 which amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence, vendor objective evidence or third-party evidence is unavailable. This guidance is effective for transactions entered into after January 1, 2011. The Company will adopt this guidance on January 1, 2011 and does not expect it to have a material impact on the Company's consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14 which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product's essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance must be adopted in the same period that a company adopts ASU No. 2009-13 described in the preceding paragraph. Therefore, the Company will adopt this guidance on January 1, 2011 and does not expect it to have a material impact on the Company's consolidated financial statements.

5.	ACQUISITIONS

On December 17, 2010, the Company acquired all of the outstanding stock of Ergotron, Inc. (“Ergotron). Ergotron is a designer, manufacturer and marketer of innovative, ergonomic mounting and mobility products for computer monitors, notebooks and flat panel displays in the United States and other parts of the world. The estimated purchase price was approximately $298.0 million, which consisted of a cash payment at the date of acquisition of approximately $289.8 million and an estimated payable to the sellers of approximately $8.2 million related to the final cash and working capital adjustment of approximately $0.4 million, as defined, and the estimated reimbursement of approximately $7.8 million for federal and state tax refunds due to Ergotron for the pre-acquisition period in 2010. The final cash and working capital adjustment will be paid in the first quarter of 2011. The final amounts due for the reimbursement of federal and state tax refunds will be determined when the final pre-acquisition tax returns are filed and the refunds are collected, which is expected to occur in the third and fourth quarters of 2011. As discussed further below, any changes to the estimates for these amounts will be reflected as an adjustment to goodwill in 2011 when the purchase price calculation is finalized.

The Company selected December 31, 2010 as the date to record the acquisition of Ergotron as the effect of using December 31, 2010, instead of December 17, 2010, was not material to the Company's financial condition or results of operations for fiscal 2010. Accordingly, the accompanying consolidated statement of operations for the year ended December 31, 2010 does not include any activity related to Ergotron for the period from December 18, 2010 to December 31, 2010.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

The following is a summary of the preliminary purchase price allocation based on estimates of the fair value of assets and liabilities (amounts in millions):

Preliminary purchase price allocation:
Historical net assets of Ergotron (1)	$40.2
Increase in intangible assets to fair value	193.3
Increase in property and equipment to fair value	4.1
Increase in inventories to fair value	7.0
Other fair value adjustments, net	1.6
Prepaid and deferred income taxes, net	(78.2)
Goodwill	130.0
Estimated purchase price	$298.0

(1)
Includes current assets of approximately $67.4 million (including approximately $13.8 million of cash), property and equipment of approximately $12.2 million, intangible assets of approximately $0.4 million, other long-terms assets of approximately $0.6 million, current liabilities of approximately $(38.8) million and other long-term liabilities of approximately $(1.6) million.

The goodwill was recorded in the TECH reporting unit and the Company does not believe that any of the goodwill will be deductible for tax purposes (see Note 4, "Summary of Significant Accounting Policies").

The Company has made preliminary estimates of the purchase price and the fair value of the assets and liabilities of Ergotron, including inventory, property and equipment, intangible assets, prepaid and deferred taxes, long-term tax reserves and related indemnification assets and contingent liabilities utilizing information available at the time that the Company's consolidated financial statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. The Company will complete the following procedures, among others, prior to the issuance of the December 31, 2011 consolidated financial statements:

•	Make a final determination of the purchase price and the related payable to seller based on the final reimbursement for federal and state income tax refunds.

•	Finalize the appraisals of intangible assets and property and equipment.

•	Finalize the estimated fair value adjustment related to inventories.

•	Finalize the deferred tax analysis for prepaid and deferred income taxes, including determining the deferred tax consequences for any changes in the fair value adjustments discussed above.

The total preliminary fair value of intangible assets was approximately $193.7 million and the Company has determined that all of the intangible assets are subject to amortization and that they will have no residual value at the end of the amortization periods. The following is a summary of the estimated fair values and weighted average amortization period by intangible asset class (amounts in millions, except for useful lives):

	Fair Value	Weighted Average Remaining Useful Lives
Trademarks	$17.6	20.0
Developed Technology	18.7	13.0
Customer relationships	142.0	19.3
Others	15.4	6.1
	$193.7	17.7

In connection with the acquisition of Ergotron, the Company also incurred approximately $2.2 million of fees and expenses, which have been recorded in selling, general and administrative expense, net in the accompanying consolidated statement of operations.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

The unaudited pro forma net sales, (net loss) and basic and diluted (loss) per share for the Company as a result of the acquisition of Ergotron for the year ended December 31, 2010 were approximately $2.1 billion, $(20.8) million, $(1.39) per share and $(1.39) per share, respectively. These amounts were determined assuming that the acquisition of Ergotron had occurred on January 1, 2010 and include the historical results of Ergotron for the year ended December 31, 2010 as well as pro forma adjustments to reflect (i) increased depreciation and amortization expense of approximately $18.3 million from the acquisition fair value adjustments, including approximately $7.0 million related to inventory fair value amortization, (ii) increased interest expense of approximately $28.1 million related to the amounts borrowed to fund the acquisition and (iii) other pro forma adjustments that the Company considered appropriate related to the acquisition of Ergotron. The approximately $2.2 million of transaction costs related to the acquisition of Ergotron for the year ended December 31, 2010 have been excluded from the unaudited pro forma net loss and basic and diluted loss per share. These pro forma amounts are not necessarily indicative of the amounts that would have been achieved had the acquisition taken place as of January 1, 2010, nor are they necessarily indicative of the results for future periods. The Company does not consider pro forma financial information for 2009 to be meaningful as a result of the Company's adoption of fresh-start accounting in 2009.

On July 6, 2010, the Company, through its wholly-owned subsidiary, Linear LLC acquired all of the issued and outstanding membership interests of Skycam, LLC (“Luxor”) for approximately $9.1 million (utilizing approximately $7.9 million of cash and issuing an unsecured 4% subordinated note in the amount of $1.2 million due January 2012).  Luxor is an on-line retailer and distributor of security cameras and digital video recorders. The acquisition of Luxor, which is included in the TECH segment, contributed approximately $4.2 million to net sales and approximately $0.2 million to operating earnings for the year ended December 31, 2010.

Pro forma results related to the Luxor acquisition have not been presented, as the effect is not significant to the Company’s consolidated operating results.

Contingent consideration of approximately $1.3 million was paid in 2010, $14.1 million was paid in 2009 and $32.7 million was paid in 2008 related to the acquisition of certain entities.  The Company does not anticipate paying any further contingent consideration for completed acquisitions as of December 31, 2010.

6.	CASH FLOWS

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net in the accompanying consolidated statement of cash flows.

Interest paid was approximately $86.6 million, $0.1 million, $116.1 million and $118.5 million for the year ended December 31, 2010, the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31, 2008, respectively.

Net cash paid for acquisitions for the periods presented was as follows:

	Successor		Predecessor
	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -	Jan. 1, 2008 -
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009	Dec. 31, 2008
	(Amounts in millions)
Fair value of assets acquired	$411.4	$—	$—	$—
Liabilities assumed or created	(127.5)	—	—	—
Net assets of businesses acquired	283.9	—	—	—
Payment of contingent consideration (1)	1.3	—	14.1	32.7
	$285.2	$—	$14.1	$32.7

(1)
Contingent consideration of approximately $1.3 million was earned in the 2009 Predecessor Period (see Note 5, “Acquisitions”) and was paid in February 2010. This amount is included in accrued expenses and taxes, net on the accompanying consolidated balance sheet at December 31, 2009 and has been excluded from the accompanying consolidated statement of cash flows for the 2009 Predecessor Period.

Significant non-cash financing activities excluded from the consolidated statement of cash flows, for the 2009 Predecessor

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

Period, include the issuance of $753.3 million of the 11% Notes in exchange for the cancellation of $750.0 million of the 10% Notes plus all accrued interest expense as of December 17, 2009 of approximately $3.3 million in connection with the Chapter 11 proceedings (see Note 2, “Reorganization Under Chapter 11 and Current Capital Structure” and Note 8, “Notes, Mortgage Notes and Obligations Payable”). There were no significant non-cash investing activities for the 2009 Predecessor Period and no significant non-cash financing or investing activities for the year ended December 31, 2010, the 2009 Successor Period and the year ended December 31, 2008.

7.	INCOME TAXES

The following is a summary of the components of (loss) earnings before (benefit) provision for income taxes for the periods presented:

	Successor		Predecessor
	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -	Jan. 1, 2008 -
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009	Dec. 31, 2008
	(Amounts in millions)
Domestic	$(28.8)	$(4.3)	$683.1	$(777.4)
Foreign	3.8	(0.5)	14.0	23.6
	$(25.0)	$(4.8)	$697.1	$(753.8)

The following is a summary of the (benefit) provision for income taxes included in the accompanying consolidated statement of operations for the periods presented:

	Successor		Predecessor
	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -	Jan. 1, 2008 -
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009	Dec. 31, 2008
	(Amounts in millions)
Federal income taxes:
Current	$0.3	$—	$0.7	$—
Deferred	(18.8)	(1.3)	65.2	11.1
	(18.5)	(1.3)	65.9	11.1
Foreign	6.5	0.1	10.4	14.0
State	0.4	(0.2)	8.7	1.8
	$(11.6)	$(1.4)	$85.0	$26.9

Income tax payments, net of refunds, in the year ended December 31, 2010, the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31, 2008 were approximately $18.4 million, $0.2 million, $12.8 million and $10.7 million, respectively.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

The table that follows reconciles the federal statutory income tax dollar amount to the actual income tax (benefit) provision for the periods presented.

	Successor		Predecessor
	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -	Jan. 1, 2008 -
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009	Dec. 31, 2008
	(Amounts in millions)
Income tax at the federal statutory rate	$(8.8)	$(1.7)	$244.0	$(263.8)
Net change from statutory rate:
Impact of fresh-start accounting adjustments and debt forgiveness	—	—	(243.7)	—
State income tax provision, net of federal income tax effect	0.3	(0.1)	5.7	1.8
Goodwill impairment	—	—	68.8	244.4
Increase in valuation allowance	5.1	—	—	35.4
Non-deductible expenses, net	2.8	—	—	1.0
Tax effect resulting from foreign activities and foreign dividends	0.2	0.4	10.4	11.1
Uncertain tax positions	(1.8)	—	(0.2)	(3.3)
Tax benefit for capitalized R&D costs	(9.9)	—	—	—
Other, net	0.5	—	—	0.3
	$(11.6)	$(1.4)	$85.0	$26.9

The table that follows reconciles the federal statutory income tax rate to the effective tax rate for the periods presented:

	Successor		Predecessor
	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -	Jan. 1, 2008 -
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009	Dec. 31, 2008
Effective tax rate%:
Income tax at the federal statutory rate	35.0%	35.0%	35.0%	35.0%
Net change from statutory rate:
Impact of fresh-start accounting adjustments and debt forgiveness	—	—	(35.0)	—
State income tax provision, net of federal income tax effect	(1.0)	2.1	0.8	(0.2)
Goodwill impairment	—	—	9.9	(32.4)
Increase in valuation allowance	(20.2)	—	—	(4.7)
Non-deductible expenses, net	(11.2)	—	—	(0.1)
Tax effect resulting from foreign activities and foreign dividends	(0.9)	(8.3)	1.5	(1.5)
Uncertain tax positions	7.1	—	—	0.4
Tax benefit for capitalized R&D costs	39.7	—	—	—
Other, net	(2.1)	0.4	—	(0.1)
	46.4%	29.2%	12.2%	(3.6)%

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

The tax effect of temporary differences which give rise to significant portions of deferred income tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(Amounts in millions)
Prepaid Income Tax Assets (classified current)
Arising From:
Accounts receivable	$4.9	$4.3
Inventories	(4.8)	(3.7)
Insurance reserves	2.9	4.9
Warranty accruals	9.5	9.7
Valuation allowances	(1.0)	—
Other reserves and assets, net	5.4	10.2
	$16.9	$25.4
Deferred Income Tax Assets (Liabilities)
(classified non-current)
Arising From:
Property and equipment, net	$(25.6)	$(27.6)
Intangible assets, net	(236.8)	(166.0)
Pension and other benefit accruals	14.4	13.4
Insurance reserves	20.5	9.0
Warranty accruals	9.7	7.7
Net loss and credit carry forwards	17.1	23.8
Other reserves and assets, net	23.3	7.5
Valuation allowance	(20.4)	(27.4)
Tax deductible Goodwill	45.1	47.0
	$(152.7)	$(112.6)

In connection with the filing of the Company’s U.S. federal tax return for the period ended December 17, 2009 in the third quarter of 2010, the Company made an election to capitalize for tax purposes research and development costs. This election resulted in the creation of a deferred tax asset that will be amortized over a 10 year period. As a result of this election, the Company recorded a deferred tax benefit of approximately $10.9 million, including a state tax benefit of approximately $1.0 million, in 2010.

 As of December 31, 2009, as a result of income and related deferred tax liabilities recognized through fresh-start accounting, the Company determined that a valuation allowance was no longer required for most of its domestic deferred tax assets. The Company has sufficient reversing deferred tax liabilities available so that it is more likely than not that its deferred tax assets will be realized. The Company continues to maintain a valuation allowance for foreign net operating loss carryforwards, certain state net operating loss carryforwards and for certain deferred tax assets that, if recognized, would result in capital losses. The current year net decrease in the valuation allowance is primarily related to current year losses of certain foreign subsidiaries and losses in certain domestic jurisdictions, offset by a decrease in the valuation allowance related to a write-off of net operating losses and corresponding valuation allowance in connection with the shutting down of the Company's subsidiary, Imerge Limited .  The Company has determined that based on the history of losses at these subsidiaries, a valuation allowance is required for these loss carry-forwards since it is more likely than not that these loss carry-forwards will not be realized.

As of December 17, 2009, all of the Company’s federal net operating losses and federal credit carryforwards had been reduced to zero by the income from the discharge of indebtedness that was excluded from federal taxable income.

At December 31, 2010, the Company has not provided United States income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $53.5 million as those amounts are considered indefinitely invested. The Company has provided U.S. income taxes and foreign withholding taxes on approximately $8.4 million of unremitted foreign earnings

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

which are not indefinitely invested.

 The Company has approximately $49.1 million of foreign net operating loss carry-forwards that if utilized would offset future foreign tax payments. Approximately $22.6 million of these foreign net operating losses have an indefinite carry-forward period and the remaining foreign net operating losses will expire at various times beginning in 2013.

 A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009
	(Amounts in millions)
Balance at January 1,	$22.9	$28.6
Gross increases related to positions taken in the current year	1.9	4.7
Gross increases related to positions taken in prior periods	—	1.4
Increases related to acquisitions	3.4	—
Decreases related to adjustment of prior period items	—	(2.2)
Decreases related to settlements with taxing authorities	(2.1)	—
Decreases related to fresh-start accounting adjustments	—	(5.6)
Decreases due to lapse of statutes of limitation related to state tax and foreign items	(4.2)	(4.0)
Balance at December 31,	$21.9	$22.9

As of January 1, 2010, the Company had a liability of approximately $22.0 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  As a result of additional provisions to the reserve during the year ended December 31, 2010 and reversals discussed below, the liability for uncertain tax positions at December 31, 2010 was approximately $21.2 million.  The liability for uncertain tax positions is included in other long-term liabilities on the accompanying consolidated balance sheet. The corresponding amount of gross uncertain tax benefits was approximately $21.9 million and $22.9 million at December 31, 2010 and 2009, respectively.

The amount of uncertain tax positions that will impact the Company's effective tax rate is approximately $11.2 million. The difference between the total amount of uncertain tax positions and the amount that will impact the effective tax rate represents the federal tax effect of state tax items and items that offset temporary differences.

As of December 31, 2010, the Company has approximately $2.4 million in unrecognized benefits relating to various state tax issues, for which the statute of limitations is expected to expire in 2011. The current period tax provision includes a reversal of approximately $4.2 million of state reserves as a result of the lapsing of the statute of limitations during the year.

As of December 31, 2009, the Company had accrued liabilities of approximately $3.8 million for interest related to uncertain tax positions.  As of December 31, 2010, the total amount of accrued interest related to uncertain tax positions was approximately $3.0 million.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes. The Company has included a benefit of approximately $0.7 million as part of its 2010 tax provision related to a reduction of interest on uncertain tax positions and also made interest payments of approximately $0.1 million. Included in the Company's 2009 and 2008 tax provisions are benefits of approximately $0.7 million and $1.6 million, respectively, related to reductions in interest on uncertain tax positions.

In the third quarter of 2010, the Company reached a settlement related to an income tax and VAT audit related to one of its foreign subsidiaries.  The total amount that the Company paid in connection with this settlement was approximately $1.7 million, of which approximately $0.9 million related to income taxes and approximately $0.8 million related to VAT.  The approximate $0.8 million related to VAT was recorded within selling, general and administrative expense, net in the accompanying 2010 consolidated statement of operations. The Company had previously established income tax reserves for these uncertain income tax positions totaling approximately $2.3 million, including interest. The income tax provision for the year ended December 31, 2010 includes a reduction in these reserves of approximately $1.4 million.

The Company and its subsidiaries federal, foreign and state income tax returns are generally subject to audit for all tax periods beginning in 2007 through the present year.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

8.	NOTES, MORTGAGE NOTES AND OBLIGATIONS PAYABLE
 Notes payable and other short-term obligations

Short-term bank obligations at December 31, 2010 and 2009 consist of the following:

	December 31,
	2010	2009
	(Amounts in millions)
Secured lines of credit and bank advances of the Company’s foreign subsidiaries	$8.6	$13.4

Short-term bank obligations of the Company's foreign subsidiaries are secured by accounts receivable of the Company's foreign subsidiaries with an aggregate net book value of approximately $8.6 million and have a weighted average interest rate of approximately 3.7% at December 31, 2010.

Notes, Mortgage Notes and Obligations Payable

Notes, mortgage notes and obligations payable, included in the accompanying consolidated balance sheet at December 31, 2010 and 2009, consist of the following:

	December 31,
	2010	2009
	(Amounts in millions)
11% Senior Secured Notes due 2013	$753.3	$753.3
10% Senior Unsecured Notes due 2018	250.0	—
ABL Facility	85.0	90.0
Mortgage notes payable	2.6	3.1
Other	20.1	25.5
	1,111.0	871.9
Less amounts included in current liabilities	9.2	36.5
	$1,101.8	$835.4

10% Senior Unsecured Notes due 2018

On November 23, 2010, the Company sold $250.0 million principal amount of 10% Senior Unsecured Notes due December 1, 2018 (the "10% Notes”). The 10% Notes were issued for general corporate purposes, including the acquisition of Ergotron (Note 5, "Acquisitions") and are unconditionally guaranteed on a senior unsecured basis by each of the Company's current and future domestic subsidiaries that guarantee its obligations under the ABL Facility. Net proceeds from the sale of the 10% Notes, after deducting underwriting commissions and expenses, amounted to approximately $243.2 million.

Interest on the 10% Notes accrues at the rate of 10% per annum and is payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2011, until maturity. Interest on the 10% Notes accrues from the date of original issuance or, if interest has already been paid, from the date it was most recently paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

At any time prior to December 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the 10% Notes with the net cash proceeds from certain equity offerings (as defined) at a redemption price of 110.0% plus accrued and unpaid interest, provided that at least 65% of the original aggregate principal amount of the 10% Notes remains outstanding after the redemption and the redemption occurs within 90 days of the date of the closing of such equity offerings (as defined). On or after December 1, 2014 the 10% Notes are redeemable at the option of the Company, in whole or in part, at any time and from time to time, on or after December 1, 2014 at 105.0%, declining to 102.5% on December 1, 2015 and further declining to 100.0% on December 1, 2016.

In addition, at any time and from time to time prior to December 1, 2014, the Company may redeem all or any portion of the

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

10% Notes outstanding at a redemption price equal to (a) 100% of the aggregate principal amount of the 10% Notes to be redeemed together with accrued and unpaid interest to such redemption date, plus (b) the “Make Whole Amount”. The “Make Whole Amount” means, with respect to the 10% Notes at any redemption date, the greater of (i) 1.0% of the principal amount of the 10% Notes and (ii) the excess, if any, of (a) an amount equal to the present value of (1) the redemption price of the 10% Notes at December 1, 2014 plus (2) the remaining scheduled interest payments of the 10% Notes to be redeemed, computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of the 10% Notes to be redeemed.

Pursuant to the registration rights agreement with the initial purchasers of the 10% Notes, the Company has agreed it will use reasonable best efforts to file and cause to become effective a registration statement with respect to an offer to exchange the 10% Notes for a new series of registered notes with substantially similar terms or file and cause to become effective a shelf registration statement with respect to the 10% Notes on or before the 390th day after the issuance date of the 10% Notes. If the Company is not in compliance with this obligation, special interest will accrue at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of the registration default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the special interest rate exceed 1.00% per annum.

The indenture governing the 10% Notes contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and the sale of assets (all as defined in the indenture and other agreements). As of December 31, 2010, the Company had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $25.0 million.

11% Senior Secured Notes due 2013

In connection with the Prepackaged Plans as approved by the Bankruptcy Court, on December 17, 2009, the Company issued 11% Senior Secured Notes due December 1, 2013 (the “11% Notes”) totaling approximately $753.3 million. The 11% Notes were issued to replace the 10% Notes cancelled under the Chapter 11 proceedings and are guaranteed on a senior secured basis by substantially all of the Company’s subsidiaries located in the United States.

Interest on the 11% Notes accrues at the rate of 11% per annum and is payable semi-annually in arrears on June 1 and December 1, commencing on June 1, 2010, until maturity. Interest on the 11% Notes accrues from the date of original issuance or, if interest has already been paid, from the date it was most recently paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

The 11% Notes contain an optional redemption provision whereby not more than once during any twelve-month period the Company may redeem the 11% Notes at a redemption price equal to 103.0% plus accrued and unpaid interest, provided that the aggregate amount of these redemptions does not exceed $75.0 million. At any time prior to June 1, 2011, the Company may redeem up to 35% of the aggregate principal amount of the 11% Notes with the net cash proceeds from certain equity offerings at a redemption price of 110.0% plus accrued and unpaid interest, provided that at least 65% of the original aggregate principal amount of the 11% Notes remains outstanding after the redemption. On or after June 1, 2011 the 11% Notes are redeemable at the option of the Company, in whole or in part, at any time and from time to time, on or after June 1, 2011 at 105.0%, declining to 102.5% on June 1, 2012 and further declining to 100.0% on June 1, 2013.

In addition, at any time and from time to time prior to June 1, 2011, the Company may redeem all or any portion of the 11% Notes outstanding at a redemption price equal to (a) 100% of the aggregate principal amount of the 11% Notes to be redeemed together with accrued and unpaid interest to such redemption date, plus (b) the “Make Whole Amount”. The “Make Whole Amount” means, with respect to the 11% Notes at any redemption date, the greater of (i) 1.0% of the principal amount of the 11% Notes and (ii) the excess, if any, of (a) an amount equal to the present value of (1) the redemption price of the 11% Notes at June 1, 2011 plus (2) the remaining scheduled interest payments of the 11% Notes to be redeemed, computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of the 11% Notes to be redeemed.

The 11% Notes are secured by a first-priority lien on substantially all of the Company’s and its domestic subsidiaries’ tangible and intangible assets, except those assets securing the ABL Facility on a first-priority basis. The Company’s 11% Notes have a second-priority lien on the ABL Facility’s first-priority collateral and rank equally with all future senior secured indebtedness

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

of the Company. If the Company experiences a change in control, each holder of the notes will have the right to require the Company to purchase the notes at a price equal to 101% of the principal amount thereof. In addition, a change of control may constitute an event of default under the ABL Facility.

The indenture governing the 11% Notes contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and the sale of assets (all as defined in the indenture and other agreements).

Amended & Restated $300.0 million senior secured asset-based revolving credit facility

In December 2010, Nortek entered into an amended and restated $300.0 million ABL Facility, which replaced Nortek's three-year $300.0 million senior secured asset-based revolving credit facility dated March 2010. In conjunction with amending the ABL Facility, the Company incurred fees and expenses of approximately $2.7 million.

The ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility. As of December 31, 2010, the Company had approximately $85.0 million in outstanding borrowings and approximately $17.5 million in outstanding letters of credit under the ABL Facility and, based on the December 31, 2010 borrowing base calculations, the Company had excess availability of approximately $149.4 million under the ABL Facility.

There are limitations on the Company’s ability to incur the full $300.0 million of commitments under the ABL Facility. Availability is limited to the lesser of the borrowing base under the ABL Facility and $300.0 million. The borrowing base at any time will equal the sum (subject to certain reserves and other adjustments) of:

•	85% of the net amount of eligible accounts receivable;

•	85% of the net orderly liquidation value of eligible inventory; and

•	available cash subject to certain limitations as specified in the ABL Facility.

The interest rates applicable to loans under the ABL Facility are, at the Company’s option, equal to either an adjusted LIBOR rate for a one, two, three or six month interest period (or a nine or twelve month period, if available) or an alternate base rate chosen by the Company, plus an applicable margin percentage ranging from 2.25% to 2.75% for U.S. Borrowings, and 1.25% to 1.75% for Canadian Borrowings, depending on the Company’s Average Excess Availability (as defined in the ABL Facility). The alternate base rate will be the greater of (1) the Federal Funds rate plus 0.50%, (2) 1.00% plus the LIBOR rate for a 30 day interest period as determined on such day, or (3) the prime rate. Interest shall be payable at the end of the selected interest period, but no less frequently than quarterly. At December 31, 2010, the weighted average interest rate on the ABL Facility was approximately 5.5%.

The Company will be required to deposit cash from its material deposit accounts (including all concentration accounts) daily in collection accounts maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit, if (i) excess availability (as defined in the ABL Facility) falls below the greater of $35.0 million or 15% of the borrowing base or (ii) an event of default has occurred and is continuing. In addition, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing, the Company will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.1 to 1.0. The Company’s ability to meet the required fixed charge coverage ratio can be affected by events beyond its control. A breach of any of these covenants could result in a default under the ABL Facility. Based on the December 31, 2010 borrowing base calculations, at December 31, 2010, the Company had approximately $111.6 million of excess availability before triggering the cash deposit requirements as discussed above.

Additional borrowings under the ABL Facility require the Company and its subsidiaries to make certain customary representations and warranties as of the date of such additional borrowing. In the event that the Company and its subsidiaries are unable to make such representations and warranties on such borrowing date, then the lenders under the ABL Facility may not honor such request for additional borrowing. The ABL Facility also provides the lenders considerable discretion to impose reserves or availability blocks, which could materially impair the amount of borrowings that would otherwise be available to the Company and its subsidiaries and may require the Company to repay certain amounts outstanding under the ABL Facility. There can be no assurance that the lenders under the ABL Facility will not impose such actions during the term of the ABL

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

Facility.

The credit agreement for the ABL Facility contains certain restrictive financial and operating covenants, including covenants that restrict the Company’s ability and the ability of its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

Pre-Petition Senior Notes and the Predecessor ABL Facility — 2008 Transactions

On May 20, 2008, the Predecessor sold $750.0 million of its 10% Senior Notes due 2013 (the "Predecessor 10% Notes") at a discount of approximately $7.8 million, which was being amortized over the life of the issue. Net proceeds from the sale of the Predecessor 10% Notes, after deducting underwriting commissions and expenses, amounted to approximately $721.2 million.

In connection with the offering of the Predecessor 10% Notes, Nortek also entered into the Predecessor ABL Facility, of which $50.0 million was drawn at closing. The Predecessor incurred fees and expenses of approximately $12.8 million, which were capitalized and were being recognized as non-cash interest expense over the term of the Predecessor ABL Facility.

The net proceeds from the Predecessor 10% Notes and the Predecessor ABL Facility were used to repay all of the outstanding indebtedness on May 20, 2008 under Nortek’s then existing senior secured credit facility, which included approximately $675.5 million outstanding under Nortek’s senior secured term loan and approximately $80.0 million outstanding under the revolving portion of the Nortek senior secured credit facility plus accrued interest and related fees and expenses. The redemption of Nortek’s senior secured term loan resulted in a pre-tax loss of approximately $9.9 million in the second quarter of 2008, primarily as a result of writing off unamortized deferred debt expense.

Other Indebtedness

At December 31, 2010, the Company's subsidiary, Best, was not in compliance with certain maintenance covenants with respect to one of its loan agreements with borrowings outstanding of approximately $1.4 million at December 31, 2010. As a result, the Company reclassified the long-term portion of outstanding borrowings under this agreement of approximately $0.6 million as a current liability on its consolidated balance sheet at December 31, 2010.  The lender has not taken any action related to the covenant noncompliance at this time.  The next measurement date for the maintenance covenant is for the year ended December 31, 2011 and the Company believes it is probable that Best will not be in compliance with such covenants at such time.  No assurances can be given that the lender will continue to not take any action and accordingly, the Company could be required to repay this outstanding borrowing if non-compliance is not cured or waived, as the case may be. In the event this lender accelerates this loan, additional indebtedness of Best under a different loan agreement with borrowings outstanding of approximately $1.7 million at December 31, 2010 could also become immediately due and payable if such cross-default is not waived. As a result, the Company has also reclassified the long-term portion of this additional indebtedness of approximately $0.9 million as a current liability on its consolidated balance sheet at December 31, 2010.

At December 31, 2009, the Company's subsidiary, Best, was not in compliance with certain maintenance covenants with respect to certain loan agreements and as a result, the Company reclassified approximately $4.1 million of outstanding borrowings under such long-term debt agreements as a current liability on its consolidated balance sheet at December 31, 2009.

Mortgage notes payable of approximately $2.6 million outstanding at December 31, 2010 includes various mortgage notes and other related indebtedness payable in installments through 2019. These notes have a weighted average interest rate of approximately 3.1% and are collateralized by property and equipment with an aggregate net book value of approximately $7.6 million at December 31, 2010.

Other obligations of approximately $20.1 million outstanding at December 31, 2010 include borrowings relating to equipment purchases, notes payable issued for acquisitions and other borrowings bearing interest at rates ranging from approximately 1.8% to 15.0% and maturing at various dates through 2018. Approximately $11.8 million of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $14.7 million at December 31, 2010.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

Scheduled Maturities

The maturities for the Company’s notes, mortgage notes and obligations payable (excluding approximately $2.0 million of debt discount) were:

Year Ended December 31,	Debt Obligation Maturities
(Amounts in millions)
2011	$9.9
2012	3.8
2013	843.3
2014	2.4
2015	2.1
Thereafter	251.5

9.	SHARE-BASED COMPENSATION

Incentive Compensation Plan

On December 17, 2009, the Company established the 2009 Omnibus Incentive Plan (the “Incentive Plan”) which allows for grants of options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation awards. The Incentive Plan is administered by the Board of Directors, the Compensation Committee of the Board of Directors, or any other committee designated by the Board of Directors to administer the Incentive Plan (the “Committee”). Participants consist of such employees, directors and other individuals providing services to the Company, or any subsidiary or affiliate, as the Committee in its sole discretion determines and whom the Committee may designate from time to time to receive awards.

Under the 2009 Plan, 2,153,110 shares were authorized for grant through December 17, 2019, of which 1,076,555 may be in the form of incentive stock options. The maximum number of shares for which options and stock appreciation rights may be granted to any participant in any calendar year is 627,990, and the maximum number of shares with respect to other awards denominated in shares in any calendar year is 627,990. The maximum value of cash payable with respect to awards denominated in cash or property that may be granted to any participant in any plan year is $5.0 million, subject to certain adjustments as defined. In the event that any outstanding award expires, is forfeited, cancelled or otherwise terminated without the issuance of shares or is otherwise settled for cash, the shares subject to such award shall again be available for awards. At December 31, 2010, there are 671,148 remaining shares available for grant under the Incentive Plan.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

Stock Options

Options granted under the Plan generally vest at the rate of 20% on each anniversary of the grant date, beginning with the first anniversary of the grant date, with 100% vesting upon the fifth anniversary of the grant date, and, unless terminated earlier, expire on the tenth anniversary of the grant date.

The following table summarizes the Successor’s common stock option transactions for the years ended December 31:

	2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, Beginning of Year	710,731	$17.50	—	$—
Granted	92,000	22.61	710,731	17.50
Exercised	—	—	—	—
Forfeited	(21,750)	17.50	—	—
Outstanding, End of Year	780,981	$18.10	710,731	$17.50

The weighted average grant date fair value of options granted was approximately $8.05 and $4.66 during the years ended December 31, 2010 and 2009, respectively. There were no options granted during 2008.

The estimated fair value of the options granted was measured on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2010	2009
Risk-Free Interest Rate	2.39%	2.19%
Expected Term	5.78 years	5.78 years
Expected Volatility	55.0%	55.0%
Expected Dividend Yield	—%	—%

The risk-free interest rate for periods within the life of the option is based upon a blend of U.S. Treasury bond rates with maturities equal to the expected term of the options. The expected term assumption was derived using a binomial model analysis. The expected volatility assumption is based upon the historical volatility of comparable public companies’ stock as well as the implied volatility of outstanding options for the comparable companies that had such options. The dividend yield represents the expected dividends on the Company's common stock for the expected term of the option.

At December 31, 2010, there were 139,796 vested and exercisable options outstanding with a weighted average exercise price of $17.50, aggregate intrinsic value of approximately $2.6 million, and weighted average remaining contractual term of approximately 8.9 years. The aggregate fair value of options vesting during the year ended December 31, 2010 was approximately $0.7 million. No options were exercised during the three years ended December 31, 2010. Additionally, at December 31, 2010, 582,662 additional options were expected to vest with a weighted average exercise price of approximately $18.23, and a weighted average remaining term of approximately 9.0 years. The aggregate intrinsic value of these options was approximately $10.4 million. The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between the estimated fair value of the Company's stock on December 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based upon the fair market value of the Successor’s common stock.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

As of December 31, 2010, there was approximately $3.1 million of unrecognized compensation cost related to stock options granted under the Incentive Plan. That cost is expected to be recognized on a straight-line basis over a weighted average period of approximately 4.0 years. Total compensation expense related to stock options was approximately $0.8 million for the year ended December 31, 2010. The related tax benefit recognized for the year ended December 31, 2010 totaled approximately $0.3 million. No compensation cost was recognized during the 2009 Successor Period for stock options.

Restricted Stock

The Company has awarded restricted shares of common stock to certain key employees. These shares are eligible to become vested in annual installments beginning in 2010 based upon the achievement of specified levels of Adjusted EBITDA, as defined, for each of the years ended December 31, 2010, 2011, 2012 and 2013. The shares, if any, are vested as of December 31 of each year. However, as the number of shares vesting is contingent upon the Company's financial results, determined based upon the issuance of audited financial statements, the actual vesting of shares does not occur until the first quarter of the following year.

Restricted stock has the same cash dividend and voting rights as other common stock and, once issued, is considered to be legally issued and outstanding (even when unvested). Recipients of restricted stock are entitled to receive dividends when and if the Successor pays a cash dividend on its common stock. Such dividends are payable only upon the vesting of the related restricted shares.

The following table summarizes the Successor’s restricted stock activity for the years ended December 31:

	2010		2009
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, Beginning of Year	710,731	$11.29	—	$—
Granted	2,000	10.85	710,731	11.29
Vested	(175,261)	11.29	—	—
Forfeited	(11,750)	11.29	—	—
Unvested, End of Year	525,720	$11.29	710,731	$11.29

The cost of these restricted stock awards, calculated as the estimated fair market value of the shares on the date of grant, net of estimated forfeitures, is being recognized as it becomes probable that the restricted shares, or any portion thereof, will vest. The fair value of the 2010 grants is based upon the closing price of the Company's stock on the date of grant. The fair value of the 2009 grants was estimated using a combination of the income and market approaches. Total compensation expense recognized in 2010 related to restricted stock was approximately $2.0 million. The related tax benefit recognized for the year ended December 31, 2010 totaled approximately $0.8 million. No compensation cost was recognized during the 2009 Successor Period for restricted stock awards. At December 31, 2010 there was approximately $5.5 million of unrecognized compensation cost with respect to restricted stock granted under the Incentive Plan.

The targeted Adjusted EBITDA for 2013 has not been established. Therefore, under ASC 505-50, “Equity-Based Payments to Non-Employees”, a measurement date has not occurred for accounting purposes with respect to the shares expected to vest in that year.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

Predecessor Stock-Based Compensation

At December 31, 2008, certain employees and consultants held approximately 23,269 C-1 units and approximately 40,745 C-2 units, which represented equity interests in THL-Nortek Investors, LLC (“Investors LLC”), the parent of NTK Holdings, that functioned similar to stock awards. The C-1 units vested pro rata on a quarterly basis over a three-year period and approximately 23,116 were vested at December 31, 2008. The total fair value of the C-1 units was approximately $1.2 million and approximately $0.1 million remained to be amortized at December 31, 2008. The C-2 units only vested in the event that certain performance-based criteria, as defined, were met. At December 31, 2008, there was approximately $1.6 million of unamortized stock-based employee compensation with respect to the C-2 units, which would have been recognized in the event that it became probable that the C-2 units or any portion thereof would vest. The C-1 and C-2 units were valued using the Black-Scholes option pricing model to determine the freely-traded call option value based upon information from comparable public companies, which was then adjusted to reflect the discount period, the minority interest factor and the lack of marketability factor to arrive at the final valuations.

The Predecessor recorded stock-based compensation charges in selling, general and administrative expense, net of approximately $0.1 million for the 2009 Predecessor Period and $0.1 million for the year ended December 31, 2008. These units were cancelled in connection with the Reorganization.

10.	PENSION, PROFIT SHARING AND OTHER POST RETIREMENT BENEFITS

Nortek and its subsidiaries have various pension, supplemental retirement plans for certain officers, profit sharing and other post retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension, profit sharing and other post retirement health benefit expense charged to operations aggregated approximately $3.8 million, $0.2 million, $5.9 million and $5.4 million for the Successor year ended December 31, 2010, the Successor period from December 20, 2009 to December 31, 2009, the Predecessor period from January 1, 2009 to December 19, 2009 and the Predecessor year ended December 31, 2008, respectively.

The decrease in pension, profit sharing and other post retirement health benefit expense for the year ended December 31, 2010 over the 2009 Successor and Predecessor Periods is primarily attributable to the elimination of the deferred loss recognition component of pension expense, reduced service and interest costs and favorable investment return for the Company's defined benefit plans. All outstanding amortization items were recognized during fiscal 2009 as part of fresh-start accounting (Note 3, "Fresh-Start Accounting"). Also contributing to the decrease was the suspension of the 401(k) matching contribution and reductions in profit sharing expense in 2010 in the C-HVAC segment, offset by an increase in profit sharing expense in the RVP segment.

The increase in pension , profit sharing and other post retirement health benefit expense for the 2009 Successor and Predecessor Periods over the year ended December 31, 2008 is primarily attributable to unfavorable investment performance of the Company’s defined benefit plans during the prior fiscal year. In addition, the asset loss increased expected Pension Benefit Guaranty Corporation premiums for 2009 and forced the Company to recognize a portion of the plan’s outstanding cumulative loss as a component of fiscal 2009 pension expense. These increases in expense were partially offset by lower profit sharing expense and the suspension of certain company matched contributions to the various 401(k) plans.

The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. In 2011, the Company expects to contribute approximately $7.5 million (unaudited) to its defined benefit pension plans.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

The table that follows provides a reconciliation of benefit obligations for the periods presented:

	Pension Benefits
	Successor		Predecessor
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009
	(Amounts in millions)
Change in benefit obligation:
Benefit obligation at January 1, 2010, December 20, 2009 and January 1, 2009, respectively	$159.5	$159.1	$151.3
Service cost	0.4	—	0.6
Interest cost	8.9	0.4	8.9
(Gain) loss due to foreign exchange	(1.0)	—	2.7
Actuarial loss (gain) excluding assumption changes	1.2	—	(0.4)
Actuarial loss due to assumption changes	9.3	—	8.1
Benefits and expenses paid	(12.2)	—	(12.1)
Benefit obligation at December 31, 2010, December 31, 2009 and December 19, 2009, respectively	$166.1	$159.5	$159.1

The table that follows provides a reconciliation of plan assets for the periods presented:

	Pension Benefits
	Successor		Predecessor
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009
	(Amounts in millions)
Change in plan assets:
Fair value of plan assets at January, 1, 2010, December 20, 2009 and January 1, 2009, respectively	$116.6	$115.1	$100.3
Actual gain on plan assets	15.8	1.5	21.2
(Loss) gain due to foreign exchange	(0.9)	—	2.2
Employer contribution	4.8	—	3.5
Benefits and expenses paid	(12.2)	—	(12.1)
Fair value of plan assets at December 31, 2010, December 31, 2009 and December 19, 2009, respectively	$124.1	$116.6	$115.1

As of December 31, 2010, December 31, 2009 and December 19, 2009, all of the Company's plans were underfunded. The table that follows provides a reconciliation of the funded status of plans for the periods presented:

	Pension Benefits
	Successor		Predecessor
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009
	(Amounts in millions)
Funded status and statement of financial position:
Fair value of plan assets at December 31, 2010, December 31, 2009 and December 19, 2009, respectively	$124.1	$116.6	$115.1
Benefit obligation at December 31, 2010. December 31, 2009 and December 19, 2009, respectively	166.1	159.5	159.1
Funded status at December 31, 2010, December 31, 2009 and December 19, 2009, respectively	$(42.0)	$(42.9)	$(44.0)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

The following amounts were recognized in the accompanying consolidated balance sheet for the Company’s defined benefit plans at December 31, 2010 and 2009:

	Pension Benefits at
	December 31,
	2010	2009
	(Amounts in millions)
Current liabilities	$0.6	$0.6
Non-current liabilities	41.4	42.3
	$42.0	$42.9

The following amounts were recognized in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet at the periods presented:

	Pension Benefits
	Successor		Predecessor
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009(1)
	(Amounts in millions)
Actuarial (loss) gain, net of tax benefit (provision) of approximately $0.6 million and $(0.3) million at December 31, 2010 and 2009, respectively	$(1.5)	$0.8	$—

(1)
At December 19, 2009, prior to the fresh-start adjustment to eliminate accumulated other comprehensive income (loss), a loss of approximately $22.4 million, including a tax provision of approximately $7.3 million was recognized in accumulated other comprehensive income. See Note 3, “Fresh-Start Accounting”.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company's pension plans with accumulated benefit obligations in excess of plan assets were approximately $166.1 million, $166.0 million and $124.1 million, respectively, as of December 31, 2010. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Successor pension plans with accumulated benefit obligations in excess of plan assets were approximately $159.5 million, $159.4 million and $116.6 million, respectively, as of December 31, 2009.

At December 31, 2010, the expected future benefit payments for the Successor’s defined benefit plans were as follows:

Year Ended December 31,	Defined Benefit Plan Payments
(Amounts in millions)
2011	$11.3
2012	11.5
2013	11.6
2014	11.8
2015	11.9
2016-2020	61.6

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

The Company’s pension plan assets by asset category and by investment objective for equity securities, investment funds and investments in limited partnerships are shown in the tables below. Pension plan assets for the foreign plan relate to the Company’s pension plan in the United Kingdom.

	December 31, 2010		December 31, 2009
	Investment	% of Total	Investment	% of Total
	(Dollar amounts in millions)
Asset Category
Interest bearing cash:
Domestic plans	$2.3	1.9%	$2.2	1.9%
Foreign plan	—	—	0.4	0.3
Government securities:
Domestic plans	3.2	2.6	6.4	5.5
Corporate debt:
Domestic plans	11.1	8.9	12.3	10.5
Equity securities:
Domestic plans	21.1	17.0	20.6	17.7
Investment funds:
Domestic plans	53.5	43.1	43.8	37.6
Foreign plan	10.4	8.4	24.2	20.8
Investments in limited partnerships:
Domestic plans	5.5	4.4	5.1	4.4
Investments in pooled pension funds:
Foreign plan	15.5	12.5	—	—
Other investments:
Domestic plans	1.5	1.2	1.6	1.3
Total plan assets	$124.1	100.0%	$116.6	100.0%
Equity Securities by Investment Objective:
Domestic large cap value	$3.9	3.1%	$3.5	3.0%
Domestic mid cap growth	4.0	3.2	3.6	3.1
Domestic mid cap value	8.1	6.5	6.2	5.3
Domestic small cap value	5.1	4.2	7.3	6.3
	$21.1	17.0%	$20.6	17.7%

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

The investment objective for equity securities represents the principal criteria by which investment manager performance is evaluated. Individual investments included within these groupings may include foreign or other equity investments that are reflective of the overall investment objective for the investment manager.

	December 31, 2010		December 31, 2009
	Investment	% of Total	Investment	% of Total
	(Dollar amounts in millions)
Investment Funds by investment objective:
Domestic large cap growth	$4.2	3.4%	$5.6	4.8%
International growth	—	—	4.8	4.1
International value	3.5	2.8	11.5	9.9
International core	10.2	8.2	8.5	7.3
Domestic mid cap value	4.1	3.3	3.4	2.9
Domestic small cap value	8.7	7.0	4.4	3.8
International macro hedge	2.5	2.0	2.3	2.0
Fixed income	30.7	24.8	27.5	23.6
	$63.9	51.5%	$68.0	58.4%

Investments in Limited Partnerships by investment objective:
Domestic large cap core	$2.5	2.0%	$2.4	2.1%
International core	2.9	2.3	2.6	2.2
Domestic mid cap value	0.1	0.1	0.1	0.1
	$5.5	4.4%	$5.1	4.4%

Investments in pooled pension funds by investment objective:
International hedge	$15.5	12.5%	$—	—%

The Company’s overall weighted-average asset allocations for its domestic and foreign plans at December 31, 2010 and 2009 are as follows:

	December 31,
Asset Category	2010	2009
Cash and cash equivalents	1.9%	2.2%
Equity based	60.6%	56.8%
Fixed income based	37.5%	41.0%
	100.0%	100.0%

The Company’s domestic qualified defined benefit plans’ and foreign pension plan’s assets are invested to maximize returns without undue exposure to risk. The domestic plans investment objectives are to produce a total return exceeding the median of a universe of portfolios with similar average asset allocation and investment style objectives, and to earn a return, net of fees, greater or equal to the long-term rate of return used by the Company in determining pension expense. The foreign plan investment objectives for the fixed income fund are to outperform the composite benchmark by 0.8% per annum over a rolling three year period. The foreign plan investment objectives for the pooled pension fund are to provide positive investment returns in all market conditions over the medium to long-term and the investment strategies include the use of advanced derivative techniques that result in a highly diversified portfolio. As indicated in the tables above, investment risk for both the domestic and foreign plans are controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes and investment styles in order to minimize exposure with respect to the size of individual securities and industry concentration. The domestic plans use a variety of investment managers who are evaluated on a quarterly basis while the foreign plan uses two investment funds to manage its assets. The plans’ asset allocation policies are consistent with the established investment objectives and risk tolerances. The asset allocation policies are developed by examining the historical relationships of risk and return among asset classes, and are designed to provide the highest probability of meeting or exceeding the return objectives at the lowest possible risk. For 2011, the domestic plans’ target allocation is 56.5% for equity based

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

investments, 42.0% for fixed income based investments and 1.5% for cash. The foreign plan target allocation for 2011 is to split the pension assets broadly into 60.0% growth investments and 40.0% bond investments consistent with the portfolio benchmark for 2010.

The following tables sets forth by level, within the fair value hierarchy (see Note 4, “Summary of Significant Accounting Policies”), the pension plan assets carried at fair value as of December 31, 2010 and 2009:

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Amounts in millions)
Interest-bearing cash	$2.3	$—	$—	$2.3
U.S. government securities	3.2	—	—	3.2
Corporate debt	11.1	—	—	11.1
Equity securities	21.1	—	—	21.1
Investment funds	63.9	—	—	63.9
Investments in limited partnerships	—	—	5.5	5.5
Investments in pooled pension funds	—	—	15.5	15.5
Other long-term investments	1.5	—	—	1.5
Total investments at fair value	$103.1	$—	$21.0	$124.1

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Amounts in millions)
Interest-bearing cash	$2.6	$—	$—	$2.6
U.S. government securities	6.4	—	—	6.4
Corporate debt	12.3	—	—	12.3
Equity securities	20.6	—	—	20.6
Investment funds	68.0	—	—	68.0
Investments in limited partnerships	—	—	5.1	5.1
Other long-term investments	1.6	—	—	1.6
Total investments at fair value	$111.5	$—	$5.1	$116.6

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2010:

Investments in Limited Partnerships
(Amounts in millions)
Balance, beginning of year	$5.1
Net increase in value of investments	0.4
Purchases, sales, issuances and settlements (net)	15.5
Balance, end of year	$21.0

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

The assumptions used in determining pension, supplemental retirement plans and post retirement costs and the projected benefit obligation are as follows:

	Successor		Predecessor
For the Year Ended December 31,
	2010	2009	2008
Discount rate for projected benefit obligation	4.00% - 5.40%	4.50% - 6.00%	4.50% - 6.25%
Discount rate for pension costs	4.50% - 6.00%	4.50% - 6.00%	4.50% - 6.25%
Expected long-term average return on plan assets	6.72% - 7.75%	6.75% - 7.75%	7.00% - 7.75%
Rate of compensation increase	2.00% - 3.00%	2.00% - 3.00%	3.25% - 5.00%

The Company utilizes long-term investment-grade bond yields as the basis for selecting a discount rate by which plan obligations are measured. An analysis of projected cash flows for each plan is performed in order to determine plan-specific duration. Discount rates are selected based on high quality corporate bond yields of similar durations.

The Company’s net periodic benefit cost for its defined benefit plans for the periods presented consist of the following components:

	Successor		Predecessor
	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -	Jan. 1, 2008 -
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009	Dec. 31, 2008
	(Amounts in millions)
Service cost	$0.4	$—	$0.6	$0.5
Interest cost	8.9	0.4	8.9	9.7
Expected return on plan assets	(8.5)	(0.4)	(7.1)	(10.5)
Recognized actuarial loss (gain)	—	—	0.6	(0.1)
Net periodic benefit cost (income)	$0.8	$—	$3.0	$(0.4)

The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial gains and losses. These amounts will be recognized in future periods as components of net periodic pension cost. The Company does not expect to recognize any amounts recorded in accumulated other comprehensive income as components of net periodic benefit cost in the year ended December 31, 2011.

Other changes in assets and obligations recognized in other comprehensive income (loss) for the year ended December 31, 2010, the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31, 2008 consist of net losses of approximately $2.3 million (net of tax of approximately $0.9 million), net gains of approximately $0.8 million (net of tax of approximately $0.3 million), net gains of approximately $5.2 million (net of tax of approximately $1.8 million) and net losses of approximately $36.6 million, respectively.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

The table that follows provides a reconciliation of the benefit obligations of the Company’s post retirement health benefit plans for the periods presented:

	Non-Pension Post Retirement Health Benefits
	Successor		Predecessor
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009
	(Amounts in millions)
Change in benefit obligation:
Benefit obligation at January 1, 2010, December 20, 2009 and January 1, 2009, respectively	$6.7	$6.7	$6.4
Interest cost	0.3	—	0.3
Actuarial gain excluding assumption changes	(0.1)	—	(0.2)
Actuarial loss due to assumption changes	0.1	—	—
Actuarial loss due to plan changes	—	—	0.3
Benefits and expenses paid	(0.1)	—	(0.1)
Benefit obligation at December 31, 2010, December 31, 2009 and December 19, 2009, respectively	$6.9	$6.7	$6.7

The table that follows provides a reconciliation of the plan assets of the Company’s post retirement health benefit plans for the periods presented:

	Non-Pension Post Retirement Health Benefits
	Successor		Predecessor
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009
	(Amounts in millions)
Change in plan assets:
Fair value of plan assets at January 1, 2010, December 20, 2009 and January 1, 2009, respectively	$—	$—	$—
Employer contribution	0.1	—	0.1
Benefits and expenses paid	(0.1)	—	(0.1)
Fair value of plan assets at December 31, 2010, December 31, 2009 and December 19, 2009, respectively	$—	$—	$—

The table that follows provides a reconciliation of the funded status of the Company’s post retirement health benefit plans for the periods presented:

	Non-Pension Post Retirement Health Benefits
	Successor		Predecessor
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009
	(Amounts in millions)
Funded status and statement of financial position:
Fair value of plan assets	$—	$—	$—
Benefit obligation	6.9	6.7	6.7
Funded status at December 31, 2010, December 31, 2009 and December 19, 2009, respectively	$(6.9)	$(6.7)	$(6.7)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

The following amounts were recognized in the accompanying consolidated balance sheet for the Company’s post retirement health benefit plans at December 31, 2010 and 2009:

	Non-Pension Post Retirement Health Benefits
	at December 31,
	2010	2009
	(Amounts in millions)
Current liabilities	$0.4	$0.3
Non-current liabilities	6.5	6.4
	$6.9	$6.7

At December 31, 2010, the expected post retirement health benefit payments for the Successor were as follows:

Year Ended December 31,	Post Retirement Health Benefit Payments
(Amounts in millions)
2011	$0.4
2012	5.0
2013	0.3
2014	0.3
2015	0.3
2016-2020	1.0

The Company’s net periodic benefit cost for its post retirement health benefit plans for the periods presented consists of the following components:

	Successor		Predecessor
	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -	Jan. 1, 2008 -
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009	Dec. 31, 2008
	(Amounts in millions)
Interest cost	$0.3	$—	$0.3	$0.3
Amortization of prior service cost	—	—	(0.2)	(0.2)
Net periodic post-retirement health benefit cost	$0.3	$—	$0.1	$0.1

The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial gains and losses. These amounts will be recognized in future periods as components of net periodic pension cost. The Company does not expect to recognize any amounts recorded in accumulated other comprehensive income as components of net periodic benefit cost in the year ended December 31, 2011.

The amount recognized in other comprehensive income for the 2009 Predecessor Period was a loss of approximately $0.4 million and for the year ended December 31, 2008 was a gain of approximately $0.2 million. At December 19, 2009, prior to the fresh-start adjustment to eliminate accumulated other comprehensive income, a gain of approximately $0.2 million was recognized in other comprehensive income. There were no amounts recognized in accumulated other comprehensive income for the year ended December 31, 2010 or the 2009 Successor Period.

For purposes of calculating the post retirement health benefit cost, a medical inflation rate of 8.25% and 9.0% was assumed for 2010 and 2009, respectively. For both 2010 and 2009, the rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2013. A one percentage point change in assumed health care cost trends does not have a significant effect on the amount of liabilities recorded in the Successor’s consolidated balance sheet at December 31, 2010.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

11.	COMMITMENTS AND CONTINGENCIES

The Company provides accruals for all direct costs, including legal costs, associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued are estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes. Legal costs for other than probable contingencies are expensed when services are performed.

At December 31, 2010, the Company is obligated under operating lease agreements for the rental of certain real estate and machinery and equipment used in its operations. At December 31, 2010, future minimum rental obligations aggregated approximately $62.7 million and are payable as follows:

Year Ended December 31,	Future Minimum Rental Obligations
(Amounts in millions)
2011	$19.8
2012	15.7
2013	10.8
2014	8.0
2015	4.7
Thereafter	3.7

Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Under certain of these lease agreements, the Company or its subsidiaries are also obligated to pay insurance and taxes.

Rental expense charged to continuing operations in the accompanying consolidated statement of operations was approximately $32.2 million, $1.2 million, $31.5 million and $32.2 million for the year ended December 31, 2010, the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31, 2008, respectively.

The Predecessor’s former subsidiary, Ply Gem, guaranteed third party obligations relating to rental payments through June 30, 2016 for a facility leased by a former subsidiary, which was sold on September 21, 2001. The Predecessor indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004 and had an estimated liability related to this indemnified guarantee of approximately $7.2 million at December 31, 2008. During the 2009 Predecessor Period, the Predecessor paid approximately $3.3 million in exchange for a release from the indemnification agreement. This event resulted in a reduction of approximately $3.9 million to selling, general and administrative expense, net in the accompanying consolidated statement of operations for the 2009 Predecessor Period. In connection with the bankruptcy, the Company recovered approximately $1.2 million from the settlement and recognized this amount in Gain on Reorganization Items, net in the accompanying consolidated statement of operations.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications of approximately $5.7 million at December 31, 2010, of which approximately $2.2 million are recorded in accrued expenses and approximately $3.5 million are recorded in other long-term liabilities in the accompanying consolidated balance sheet.  At December 31, 2010, the undiscounted future payments related to these indemnifications are estimated to be approximately $6.3 million.  At December 31, 2009, the Company had recorded liabilities in relation to these indemnifications of approximately $9.2 million, of which approximately $4.6 million was recorded in accrued expenses and approximately $4.6 million was recorded in other long-term liabilities in the accompanying consolidated balance sheet.

The Company sells a number of products and offers a number of warranties including, in some instances, extended warranties for which the Company receives proceeds.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs that may be incurred under its warranties, with the exception of extended warranties, and records a liability for such costs at the time of sale.  Deferred revenue from extended warranties is recorded at estimated fair value and is amortized over the life of the warranty and periodically reviewed to ensure that the amount recorded is equal to or greater than estimated future costs.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of its recorded warranty claims

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

and adjusts the amounts as necessary. As a result of this assessment, the Company reduced its warranty liability by approximately $4.8 million for the year ended December 31, 2010. This reduction increased net income by approximately $3.0 million, or approximately $0.20 per share, for the year ended December 31, 2010.

Changes in the Company’s combined short-term and long-term warranty liabilities (see Note 14, “Accrued Expenses and Taxes, Net and Other Long-Term Liabilities”) during the periods presented are as follows:

	Successor		Predecessor
	Jan. 1, 2010 -	Dec. 20 - 2009	Jan. 1, 2009 -
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009
	(Amounts in millions)
Balance, beginning of period	$54.3	$53.8	$51.5
Warranties provided during period	29.4	1.2	29.2
Settlements made during period	(25.2)	(0.9)	(27.6)
Changes in liability estimate, including expirations and acquisitions	(2.6)	0.2	0.7
Balance, end of period	$55.9	$54.3	$53.8

In the fourth quarter of 2009, two of the Company's subsidiaries in the TECH segment began shipping security products to a new customer under an agreement to manufacture and sell these security products. Under this agreement, the Company recognized net sales of approximately $52.1 million in 2010. The agreement includes payment terms which are extended beyond the subsidiaries' normal payment terms. In addition, the Company evaluated the credit worthiness of this customer and concluded that collectability was not reasonably assured. Accordingly, the Company determined cash basis accounting treatment is appropriate for revenue recognition. Accordingly, the Company has deferred revenue recognition on approximately $9.2 million and $7.2 million of sales at December 31, 2010 and 2009, respectively, and recorded the cost basis of related inventory shipped of approximately $6.5 million and $5.6 million at December 31, 2010 and 2009, respectively, in other current assets in the accompanying consolidated balance sheet. In addition, at December 31, 2010, the Company has included in inventory approximately $6.1 million related to this customer. As only limited cash collection history was available in periods prior to December 31, 2009, the Company recorded loss contingency reserves of approximately $3.0 million as a reduction to other current assets as of December 31, 2009. Based on collection experience with this customer throughout 2010 and 2011, the Company believes that it will be able to recover all revenue on the inventories shipped to this customer. Based on this, in the third quarter of 2010 the Company reversed the $3.0 million loss contingency reserve that was previously provided against cost of products sold in 2009.

On February 4, 2009, the Company's subsidiary, Nordyne, Inc. (“Nordyne”), initiated action against Regal Beloit Corporation (“Regal Beloit”) in the U.S. District Court for the Eastern District of Missouri. In the action, Nordyne is seeking a judgment declaring that certain of its high efficiency heating and air conditioning products do not infringe on Regal Beloit's electronically commutated motor (“ECM”) systems patent U.S. Patent No. 5,592,058 (“the '058 Patent”) and/or that the '058 Patent is invalid. In July 2009, Regal Beloit filed a response and counterclaimed, denying that Nordyne is entitled to relief and seeking a judgment that Nordyne has, in fact, infringed and continues to infringe upon the '058 Patent by making, using, offering for sale and selling such products. Regal Beloit has also requested the U.S. District Court to enjoin Nordyne from further infringement of the '058 Patent and to award Regal Beloit compensatory and other damages. On February 2, 2011, the Court issued a claim construction order in which it held that 40 of the 44 claims in the '058 Patent asserted against Nordyne contain limitations that are indefinite and thus invalid. The remaining claims of the '058 Patent remain to be litigated. Due to the inherent uncertainty related to this suit and the information currently available, it is not possible for the Company to estimate the potential loss, if any, regarding this matter. While the Company will continue to litigate its claims vigorously, it is possible that its business, financial condition, results of operations or cash flows could be affected by an adverse outcome of this matter.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

The Company has undertaken several voluntary product recalls and reworks over the past several years, additional product recalls and reworks could result in material costs. Many of the Company's products, especially certain models of bath fans, range hoods, and residential furnaces and air conditioners, have a large installed base, and any recalls and reworks related to products with a large installed base could be particularly costly. The costs of product recalls and reworks are not generally covered by insurance. Any recalls or reworks may adversely affect the Company's reputation as a manufacturer of high-quality, safe products and could have a material adverse effect on its financial condition, results of operations and cash flows.

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, warranty, product liability, environmental liabilities and product recalls, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. It is possible, however, that results of operations for any particular future period could be materially affected by changes in the Company's assumptions or strategies related to these contingencies or changes that are not within the Company's control.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

12.	SEGMENT INFORMATION AND CONCENTRATION OF CREDIT RISK

The Company is a diversified manufacturer of innovative, branded residential and commercial building products, operating within four reporting segments:

•	the Residential Ventilation Products (“RVP”) segment,

•	the Technology Products (“TECH”) segment,

•	the Residential Air Conditioning and Heating Products (“R-HVAC”) segment and

•	the Commercial Air Conditioning and Heating Products (“C-HVAC”) segment.

Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market and the personal and enterprise computer markets.

The Company's performance is significantly impacted by the levels of residential replacement and remodeling activity, as well as the levels of residential and non-residential new construction. New residential and non-residential construction activity and, to a lesser extent, residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, credit availability, inflation, consumer spending, employment levels and other macroeconomic factors, over which the Company has no control.

The RVP segment primarily manufactures and sells room and whole house ventilation and other products primarily for the professional remodeling and replacement markets, the residential new construction market and the do-it-yourself ("DIY") market. The principal products sold by this segment include kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units) and indoor air quality products.

The TECH segment, formerly known as the Home Technology Products ("HTP") segment, manufactures and distributes a broad array of products designed to provide convenience and security for residential and certain commercial applications. The principal product categories sold in this segment include audio/video distribution and control equipment, security and access control products, and digital display mounting and mobility products.

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

Sales of the Company’s kitchen range hoods and exhaust fans within the RVP segment accounted for approximately 14.1% and 10.3%, respectively, of consolidated net sales for 2010, approximately 14.2% and 10.3%, respectively, of consolidated net sales in 2009 and approximately 15.0% and 10.2%, respectively, of consolidated net sales in 2008. Sales of the Company’s commercial air handlers within the C-HVAC segment accounted for approximately 11.8%, 11.3% and 12.5% of consolidated net sales in 2010, 2009 and 2008, respectively. No other single product class accounts for 10% or more of consolidated net sales.

The accounting policies of the segments are the same as those described in Note 4, “Summary of Significant Accounting Policies”. The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. Intersegment net sales and intersegment eliminations are not material for any of the periods presented. The financial statement impact of all purchase accounting adjustments, including intangible assets amortization and goodwill, are reflected in the applicable operating segment, which are the Company’s reporting units. Unallocated assets consist primarily of cash and cash equivalents, marketable securities, prepaid and deferred income taxes, deferred debt expense and long-term restricted investments and marketable securities.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

Net sales and operating earnings (loss) for the Company’s segments and pre-tax (loss) earnings for the Company are presented in the table that follows for the periods presented:

	Successor		Predecessor
	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -	Jan. 1, 2008 -
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009	Dec. 31, 2008
	(Amounts in millions)
Net sales:
Residential ventilation products	$602.7	$15.1	$567.9	$715.9
Technology products	463.6	13.3	387.5	514.1
Residential HVAC products	470.5	8.9	417.3	524.5
Commercial HVAC products	362.5	6.7	391.2	515.2
Consolidated net sales	$1,899.3	$44.0	$1,763.9	$2,269.7
Operating earnings (loss):
Residential ventilation products (1)	$56.1	$0.7	$53.3	$(391.9)
Technology products (2)	12.1	1.0	(275.0)	(39.2)
Residential HVAC products (3)	23.6	(0.8)	16.0	(176.8)
Commercial HVAC products (4)	5.7	(2.0)	41.7	34.2
Subtotal	97.5	(1.1)	(164.0)	(573.7)
Unallocated:
Pre-petition reorganization items	—	—	(22.5)	—
Loss contingency related to the Company’s indemnification of a lease guarantee	—	—	3.9	(6.4)
Unallocated, net (5)	(26.9)	(0.1)	(20.8)	(29.9)
Consolidated operating earnings (loss)	70.6	(1.2)	(203.4)	(610.0)
Interest expense	(95.7)	(3.6)	(135.6)	(134.7)
Loss from debt retirement	—	—	—	(9.9)
Investment income	0.1	—	0.2	0.8
(Loss) earnings before gain on reorganization items, net	(25.0)	(4.8)	(338.8)	(753.8)
Gain on reorganization items, net (Note 3)	—	—	1,035.9	—
(Loss) earnings before (benefit) provision for income taxes	$(25.0)	$(4.8)	$697.1	$(753.8)

(1)
In 2010, includes a reduction in warranty reserves of approximately $4.1 million due to the Company's change in estimate of expected warranty claims, a decrease in product liability expense approximately $2.1 million as compared to 2009, and charge of approximately $1.9 million related to a product safety upgrade program. In 2009, includes approximately $1.9 million of severance charges related to certain reduction in workforce initiatives.

(2)
In 2010, includes approximately $4.5 million of severance and other charges related to the closure of certain facilities and a gain of approximately $3.0 million related to the reversal of a loss contingency reserve that was previously provided in 2009 related to one of the Company's subsidiaries. In 2009, includes a loss contingency reserve of approximately $3.0 million related to one of the Company's subsidiaries and valuation reserves of approximately $2.8 million related to certain assets of a foreign subsidiary that was shutdown in 2010.

(3)	In 2010, includes a decrease in product liability expense approximately $1.3 million as compared to 2009.

(4)
In 2010, includes a reduction in warranty reserves of approximately $0.7 million due to the Company's change in estimate of expected warranty claims. In 2009, includes approximately $1.1 million of severance charges related to certain reduction in workforce initiatives implemented, approximately $1.3 million of expense related to early lease termination charges, and a gain of approximately $0.6 million related to the sale of assets related to one of the Company's foreign subsidiaries.

(5)
In 2010, includes a non-cash share-based compensation expense of approximately $2.0 million, a gain of approximately $2.7 million relating to the reversal of a portion of a loss contingency reserve provided in prior periods, and approximately $2.2 million of fees and expenses associated with the acquisition of Ergotron. In 2009, includes a gain of approximately $0.7 million related to the favorable settlement of litigation.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

See Note 2, “Reorganization Under Chapter 11 and Current Capital Structure”, Note 3, “Fresh-Start Accounting”, Note 7, “Income Taxes”, and Note 11, “Commitments and Contingencies”, with respect to certain other income (expense) items affecting segment earnings (loss).

Depreciation expense, amortization expense and capital expenditures for the Company’s segments are presented in the table that follows for the periods presented:

	Successor		Predecessor
	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -	Jan. 1, 2008 -
	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009	Dec. 31, 2008
	(Amounts in millions)
Depreciation Expense:
Residential ventilation products	$16.2	$0.6	$13.1	$16.0
Technology products	5.9	0.2	5.7	6.3
Residential HVAC products	14.4	0.6	10.0	10.5
Commercial HVAC products	5.8	0.2	5.8	6.8
Unallocated	0.2	—	0.4	0.6
Consolidated depreciation expense	$42.5	$1.6	$35.0	$40.2
Amortization expense:
Residential ventilation products(1)	$18.4	$1.4	$7.0	$9.0
Technology products(2)	18.4	1.6	10.3	13.0
Residential HVAC products(3)	1.7	0.2	0.7	0.8
Commercial HVAC products(4)	10.7	1.4	4.7	5.3
Unallocated	—	—	—	0.3
Consolidated amortization expense	$49.2	$4.6	$22.7	$28.4
Capital Expenditures:
Residential ventilation products	$5.9	$0.1	$5.5	$10.5
Technology products	3.3	0.1	2.5	3.7
Residential HVAC products	3.0	—	1.4	6.3
Commercial HVAC products	7.3	0.3	8.5	4.9
Unallocated	0.3	—	—	—
Consolidated capital expenditures	$19.8	$0.5	$17.9	$25.4

(1)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $1.4 million, $0.9 million and $0.4 million for 2010, the 2009 Successor and 2009 Predecessor Periods, respectively.

(2)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $9.3 million and $1.2 million for 2010 and the 2009 Successor Period, respectively.

(3)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.8 million, $0.2 million, $0.1 million and $0.2 million for 2010, the 2009 Successor Period, the 2009 Predecessor Period and the Predecessor year ended December 31, 2008, respectively.

(4)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.7 million and $0.8 million for 2010 and the 2009 Successor Period, respectively.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

Segment assets for the Company’s reporting segments are presented in the table that follows for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
	(Amounts in millions)
Segment Assets:
Residential ventilation products	$697.4	$727.5
Technology products	762.9	338.7
Residential HVAC products	199.7	210.3
Commercial HVAC products	199.6	205.0
	1,859.6	1,481.5
Unallocated:
Cash and cash equivalents, including current restricted cash	57.8	90.9
Prepaid income taxes	16.9	25.4
Other assets, including long-term restricted investments and marketable securities	27.4	21.1
Consolidated assets	$1,961.7	$1,618.9

Foreign net sales were approximately 20.0%, 14.0%, 20.1% and 21.2% of consolidated net sales for the year ended December 31, 2010, the 2009 Successor Period, the 2009 Predecessor Period and the year ended December 31, 2008, respectively. Foreign net sales are attributed based on the location of the Company’s subsidiary responsible for the sale. Excluding financial instruments and deferred income taxes, foreign long-lived assets were approximately 11.4% and 13.7% of consolidated long-lived assets at December 31, 2010 and 2009, respectively.

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions. These risks are not significantly dissimilar among the Company’s four reporting segments. Accounts receivable from customers related to foreign operations was approximately 29.6% and 27.0% of total accounts receivable at December 31, 2010 and 2009, respectively.

No single customer accounts for 10% or more of consolidated net sales or accounts receivable.

13.	RESTRUCTURING CHARGES

During 2010, the Company announced the formation of its new audio/visual control company within the TECH segment called The AVC Group, LLC ("The AVC Group"). Upon the formation of The AVC Group, the operations of Niles Audio Corporation, Elan Home Systems, L.L.C and Xantech LLC were combined to improve the overall operational efficiencies of these companies. In conjunction with the formation of The AVC Group, the Company is in the process of consolidating and shutting down certain of its facilities and, as a result, recorded net expenses of approximately $2.8 million, of which approximately $2.6 million was recorded to selling, general and administrative expense, net ("SG&A") and approximately $0.2 million was recorded to cost of products sold ("COGS"), for the year ended December 31, 2010, consisting of severance and other expenses. The Company anticipates recording additional expenses related to severance and other costs associated with this activity of approximately $0.9 million through the first half of 2011.

In addition, the Company is in the process of shutting down its Imerge Limited and Aigis Mechtronics, Inc. ("Aigis") facilities within the TECH segment. As a result, during the year ended December 31, 2010, the Company has recorded expenses of approximately $1.6 million, within SG&A related to severance and other costs. The Company anticipates recording additional expenses associated with the closure of Aigis of approximately $0.1 million through the first half of 2011.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

The following table sets forth restructuring activity in accordance with ASC 420, “Exit or Disposal Cost Obligations" (“ASC 420”) in the accompanying consolidated statement of operations for the year ended December 31, 2010:

			Payments
	Balance		and Asset		Balance
	12/31/09	Provision	Write Downs	Other	12/31/10
	(Amounts in millions)
Employee Separation Expenses:
SG&A	$0.3	$3.0	$(1.4)	$0.1	$2.0
COGS	0.1	0.2	(0.2)	—	0.1
Total Employee Separation Expenses	0.4	3.2	(1.6)	0.1	2.1

Other Costs and Expenses:
SG&A	1.4	1.6	(2.3)	0.2	0.9
COGS	—	0.3	(0.3)	—	—
Total Other Costs and Expenses	1.4	1.9	(2.6)	0.2	0.9

Total Restructuring Activity:
SG&A	1.7	4.6	(3.7)	0.3	2.9
COGS	0.1	0.5	(0.5)	—	0.1
	$1.8	$5.1	$(4.2)	$0.3	$3.0

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other restructuring costs include expenses associated with asset write-downs, terminating other contractual arrangements, costs to prepare facilities for closure, and costs to move equipment and products to other facilities.

14.	ACCRUED EXPENSES AND TAXES, NET AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes, net, included in current liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(Amounts in millions)
Payroll, pension and employee benefits	$50.1	$43.9
Contingent consideration	—	1.3
Product liability reserves	7.4	11.1
Worker's compensation reserves	0.8	1.9
Other insurance reserves, including employee health benefit accruals	5.5	6.8
Interest	10.7	3.7
Product warranty	28.9	30.5
Sales and marketing	33.5	24.1
Other, net	55.1	51.6
	$192.0	$174.9

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

Accrued expenses, included in other long-term liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(Amounts in millions)
Employee pension retirement benefit obligation	$41.4	$42.3
Product warranty	27.0	23.8
Post retirement health benefit obligations	6.5	6.4
Product liability reserves	49.6	38.6
Worker's compensation reserves	1.0	0.9
Other insurance reserves	4.1	3.7
Other, net	33.3	35.8
	$162.9	$151.5

15.	SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

The table that follows summarizes unaudited quarterly financial data for the year ended December 31, 2010:

	Successor
	For the Quarter Ended
	April 3	July 3	October 2	December 31
	(Amounts in millions, except per share data)
2010
Net sales	$430.9	$509.0	$496.6	$462.8
Gross profit	111.0	138.8	135.2	122.5
Selling, general and administrative expense, net	96.3	101.6	100.1	101.9
Depreciation expense	10.5	10.4	10.5	11.1
Amortization expense	20.2	12.4	8.7	7.9
Operating earnings	4.2	27.1	26.7	12.6
Net (loss) earnings	(13.4)	0.3	9.8	(10.1)
Net (loss) earnings per share:
Basic (loss) earnings per share	$(0.89)	$0.02	$0.65	$(0.67)
Diluted (loss) earnings per share	$(0.89)	$0.02	$0.64	$(0.67)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2010

The table that follows summarizes unaudited quarterly financial data for the year ended December 31, 2009:

	Predecessor				Successor
	For the Quarter Ended			Oct. 4, 2009 -	Dec. 20, 2009 -
	April 4	July 4	October 3	Dec. 19, 2009	Dec. 31, 2009
	(Amounts in millions, except per share data)
2009
Net sales	$439.0	$487.8	$451.8	$385.3	$44.0
Gross profit	121.5	136.1	130.1	110.2	8.8
Selling, general and administrative expense, net	101.0	94.9	90.2	86.5	8.5
Pre-petition reorganization items	—	0.9	6.5	15.1	—
Goodwill impairment charge	—	250.0	—	34.0	—
Depreciation expense	9.6	9.6	8.5	7.3	1.6
Amortization expense	5.9	6.5	5.7	4.6	4.6
Operating earnings (loss)	14.6	(215.7)	27.7	(30.0)	(1.2)
Gain on Reorganization Items, net	—	—	—	1,035.9	—
Net (loss) earnings	(32.7)	(245.4)	(12.4)	902.6	(3.4)
Net (loss) earnings per share:
Basic (loss) earnings per share	$(10,900.00)	$(81,800.00)	$(4,133.33)	$300,866.67	$(0.23)
Diluted (loss) earnings per share	$(10,900.00)	$(81,800.00)	$(4,133.33)	$300,866.67	$(0.23)

 See Note 2, “Reorganization Under Chapter 11 and Current Capital Structure”, Note 3, “Fresh-Start Accounting”, Note 7, “Income Taxes”, Note 11, “Commitments and Contingencies”, and Note 12, “Segment Information and Concentration of Credit Risk”, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, regarding certain other quarterly transactions which impact the operating results in the above tables, including financing activities, new accounting pronouncements, income taxes, acquisitions, sales volume, material costs, rationalization and relocation of manufacturing operations, material procurement strategies and other items.

16.	SUBSEQUENT EVENTS

In February 2011, management approved a plan to reduce costs and improve production efficiencies at the Company's subsidiary, Best. The Company anticipates incurring expenses of approximately $1.0 million to $2.0 million in 2011 related to this plan and the related investments in research and development, the reconfiguration of physical space, and relocation of equipment. The Company may approve additional plans in 2011 and may incur significant additional costs in 2011 and beyond.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nortek, Inc.:

We have audited the accompanying consolidated balance sheets of Nortek, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ investment (deficit), and cash flows for the year ended December 31, 2010 (Successor), the period December 20, 2009 to December 31, 2009 (Successor), the period January 1, 2009 to December 19, 2009 (Predecessor) and the year ended December 31, 2008 (Predecessor). Our audits also included the financial statement schedule listed in the Index in Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nortek, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2010 (Successor), the period December 20, 2009 to December 31, 2009 (Successor), the period January 1, 2009 to December 19, 2009 (Predecessor) and the year ended December 31, 2008 (Predecessor), in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 3 to the consolidated financial statements, on December 4, 2009, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on December 17, 2009. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Notes 2 and 3.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 30, 2011

NORTEK, INC.  AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Year	Charged to Cost and Expense	Charged to Other Accounts		Deduction from Reserves		Balance at End of Year
	(Amounts in millions)
For the year-ended December 31, 2008 - Predecessor
Allowance for doubtful accounts and sales allowances	$12.2	$11.7	$0.2	(a)	$(9.6)	(b)	$14.5
For the period from January 1, 2009 to December 19, 2009 - Predecessor
Allowance for doubtful accounts and sales allowances	$14.5	$4.2	$(15.4)	(a)	$(3.3)	(b)	$—
For the period from December 20, 2009 to December 31, 2009 - Successor
Allowance for doubtful accounts and sales allowances	$—	$—	$—	(a)	$—	(b)	$—
For the year-ended December 31, 2010 - Successor
Allowance for doubtful accounts and sales allowances	$—	$5.5	$0.6	(a)	$(1.2)	(b)	$4.9

(a)
Other, including the effect of changes in foreign currency exchange rates. For the 2009 Predecessor Period, includes approximately $(13.0) million of fresh-start accounting adjustments. See Note 3, “Fresh-Start Accounting”, to the consolidated financial statements included elsewhere in this report.

(b)	Amounts written off, net of recoveries.

S- 1

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

Exhibit Index

Exhibits marked with an asterisk (*) are filed herewith. The remainder of the exhibits has heretofore been filed with the SEC and is incorporated herein by reference. Exhibits marked with a double asterisk (**) identify each management contract or compensatory plan or arrangement.

2.1		Joint Plan of Reorganization of Nortek, Inc. filed with the United States Bankruptcy Court for the District of Delaware on December 4, 2009. (Exhibit 2.1 to Nortek, Inc. Form 10 filed April 15, 2010.)
2.2
Plan of Merger dated as of December 3, 2010 among Ergotron, Inc., the Seller Representatives named therein, Nortek, Inc., and Eagan Acquisition Corporation. (Exhibit 2.1 to Nortek, Inc. Form 8-K filed December 6, 2010.)

3.1		Amended and Restated Certificate of Incorporation of Nortek, Inc. (Exhibit 3.1 to Nortek, Inc. Form 10 filed April 15, 2010.)
3.2		Amended and Restated By-Laws of Nortek, Inc. (Exhibit 3.2 to Nortek, Inc. Form 10 filed April 15, 2010.)
4.1
Indenture dated as of December 17, 2009 between Nortek, Inc. and U.S. Bank National Association, as Trustee and Collateral Agent relating to the 11% Senior Secured Notes due 2013. (Exhibit 4.1 to Nortek, Inc. Form 10 filed April 15, 2010.)

4.2
Registration Rights Agreement dated December 17, 2009 by and among Nortek, Inc. and Ares Corporate Opportunities Fund II, L.P. and Ares Corporate Opportunities Fund III, L.P. (Exhibit 4.2 to Nortek, Inc. Form 10 filed April 15, 2010.)

4.3		Form of Common Stock Certificate. (Exhibit 4.3 to Nortek, Inc. Form 10 filed April 15, 2010.)
4.4		Form of Warrant to Purchase Common Stock. (Exhibit 4.4 to Nortek, Inc. Form 10 filed April 15, 2010.)
4.5		Amended and Restated Warrant Agreement between Nortek, Inc. as Issuer and U.S. Bank National Association as Warrant Agent. (Exhibit 4.1 to Nortek, Inc. Form 10-Q filed August 17, 2010.)
4.6
Indenture dated as of November 23, 2010 between Nortek, Inc. and U.S. Bank National Association, as Trustee relating to the 10% Senior Notes due 2018 (Exhibit 4.1 to Nortek, Inc. Form 8-K filed November 24, 2010.)

4.7		Registration Rights Agreement dated November 23, 2010 by and among Nortek, Inc. and Merrill Lynch, Pierce, Fenner Smith Incorporated (Exhibit 4.2 to Nortek, Inc. Form 8-K filed November 24, 2010.)
**10	.1	Form of Indemnification Agreement between Nortek, Inc. and certain officers and directors. (Exhibit 10.1 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.2	Amended and Restated Employment Agreement of Richard L. Bready, dated as of August 27, 2004. (Exhibit 10.2 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.3	Amendment to Amended and Restated Employment Agreement of Richard L. Bready, dated as of December 17, 2009. (Exhibit 10.3 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.4	Amended and Restated Employment Agreement of Almon C. Hall, III, dated as of August 27, 2004. (Exhibit 10.4 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.5	Amendment to Amended and Restated Employment Agreement of Almon C. Hall, III, dated as of December 17, 2009. (Exhibit 10.5 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.6	Amended and Restated Employment Agreement of Kevin W. Donnelly, dated as of August 27, 2004. (Exhibit 10.6 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.7	Amendment to Amended and Restated Employment Agreement of Kevin W. Donnelly, dated as of December 17, 2009. (Exhibit 10.7 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.8	Nortek, Inc. Second Amended and Restated Change in Control Severance Benefit Plan for Key Employees dated August 27, 2004. (Exhibit 10.8 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.9
First Amendment to the Nortek, Inc. Second Amended and Restated Change in Control Severance Benefit Plan for Key Employees dated December 29, 2008. (Exhibit 10.9 to Nortek, Inc. Form 10 filed April 15, 2010.)

**10	.10	Nortek, Inc. 2009 Omnibus Incentive Plan. (Exhibit 10.10 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.11	Form of Restricted Stock Agreement. (Exhibit 10.11 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.12	Form of Incentive Stock Option Agreement. (Exhibit 10.12 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.13	Form of Nonqualified Stock Option Agreement. (Exhibit 10.13 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.14	Nortek, Inc. Emergence Bonus Plan, dated as of December 4, 2009. (Exhibit 10.14 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.15	Nortek, Inc. Supplemental Executive Retirement Plan B, effective as of January 1, 1998. (Exhibit 10.15 to Nortek, Inc. Form 10 filed April 15, 2010.)

NORTEK, INC. AND SUBSIDIARIES
December 31, 2010

**10	.16	First Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of May 4, 2000. (Exhibit 10.16 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.17	Second Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of January 4, 2002. (Exhibit 10.17 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.18	Third Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of October 31, 2006. (Exhibit 10.18 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.19	Fourth Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of December 31, 2008. (Exhibit 10.19 to Nortek, Inc. Form 10 filed April 15, 2010.)
10.20
U.S. Security Agreement, dated December 17, 2009 among Nortek, Inc. as the Specified U.S. Borrower, the Additional Grantors party thereto and Bank of America, N.A. as Administrative Agent. (Exhibit 10.22 to Nortek, Inc. Form 10 filed April 15, 2010.)

10.21		Collateral Agreement, dated December 17, 2009 among Nortek, Inc., the Guarantors party thereto and U.S. Bank National as Collateral Agent. (Exhibit 10.23 to Nortek, Inc. Form 10 filed April 15, 2010.)
10.22
Lien Subordination and Intercreditor Agreement, dated December 17, 2009 among Bank of America, N.A. as Collateral Agent, U.S. Bank National Association as Trustee and Noteholder Collateral Agent, Nortek, Inc. and the subsidiaries of Nortek, Inc. party thereto. (Exhibit 10.24 to Nortek, Inc. Form 10 filed April 15, 2010.)

10.23		Joinder and Amendment Agreement, dated as of March 30, 2010. (Exhibit 10.25 to Nortek, Inc. Form 10 filed April 15, 2010.)
10.24
Amended and Restated Credit Agreement, dated December 17, 2010 among Nortek, Inc. as the Specified U.S. Borrower, Ventrol Air Handling Systems Inc. as the Canadian Borrower, the other Borrowers named therein, Bank of America, N.A., as Administrative Agent, U.S. Swing Line Lender and U.S. L/C Issuer, Bank of America, N.A. (acting through its Canada Branch), as Canadian Swing Line Lender and Canadian L/C Issuer, the other Lenders Party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Capital Finance, LLC as Joint Lead Arrangers and Joint Bookrunners and Bank of America, N.A. and General Electric Capital Corporation, as Collateral Agents, and General Electric Capital Corporation and Wells Fargo Capital Finance, LLC as Co-Syndication Agents. (Exhibit 10.1 to Nortek, Inc. Form 8-K filed December 20, 2010.)

*21	.1	List of subsidiaries.
*31	.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32
Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.