Form 10-Q
period 2011-04-02
NORTEK INC
filed 2011-05-12
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011
OR

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

The number of shares of Common Stock outstanding as of May 6, 2011 was 15,127,972.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	April 2, 2011	December 31, 2010
Assets
Current Assets:
Unrestricted cash and cash equivalents	$38.0	$57.7
Restricted cash	0.1	0.1
Accounts receivable, less allowances of $4.0 million and $4.9 million, respectively	284.1	280.8
Inventories:
Raw materials	106.4	92.9
Work in process	28.0	24.3
Finished goods	209.9	196.3
	344.3	313.5
Prepaid expenses	18.2	15.9
Other current assets	21.2	13.8
Tax refunds receivable	20.1	18.5
Prepaid income taxes	23.7	16.9
Total current assets	749.7	717.2

Property and Equipment, at Cost:
Land	18.4	18.2
Buildings and improvements	80.2	76.0
Machinery and equipment	188.9	185.4
	287.5	279.6
Less accumulated depreciation	54.8	44.1
Total property and equipment, net	232.7	235.5

Other Assets:
Goodwill	292.6	292.1
Intangible assets, less accumulated amortization of $50.1 million and $38.2 million, respectively	681.9	695.0
Deferred debt expense	11.4	12.2
Restricted investments and marketable securities	2.2	2.4
Other assets	22.4	16.7
	1,010.5	1,018.4
Total Assets	$1,992.9	$1,971.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)
(Dollar amounts in millions, except shares data)

	April 2, 2011	December 31, 2010
Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term obligations	$6.2	$8.6
Current maturities of long-term debt	7.2	7.7
Long-term debt (Note G)	1.1	1.5
Accounts payable	192.5	175.7
Accrued expenses and taxes, net	216.2	193.2
Total current liabilities	423.2	386.7

Other Liabilities:
Deferred income taxes	149.9	152.7
Other	169.7	171.1
	319.6	323.8

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,112.5	1,101.8

Commitments and Contingencies (Note H)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at April 2, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 15,188,689 and 15,000,000 shares issued at April 2, 2011 and December 31, 2010, respectively	0.1	0.1
Additional paid-in capital	175.3	174.7
Accumulated deficit	(37.9)	(16.8)
Accumulated other comprehensive income	3.0	0.8
Less: Treasury stock at cost, 67,859 shares at April 2, 2011	(2.9)	—
Total stockholders' investment	137.6	158.8
Total Liabilities and Stockholders' Investment	$1,992.9	$1,971.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the first quarter ended
	April 2, 2011	April 3, 2010
	(Dollar amounts in millions,
	except shares and per share data)

Net Sales	$488.6	$430.9

Costs and Expenses:
Cost of products sold	361.6	319.9
Selling, general and administrative expense, net	113.2	96.3
Amortization of intangible assets	11.9	10.5
	486.7	426.7
Operating earnings	1.9	4.2
Interest expense	(29.3)	(23.6)
Loss before benefit from income taxes	(27.4)	(19.4)
Benefit from income taxes	(6.3)	(6.0)
Net loss	$(21.1)	$(13.4)

Basic loss per share	$(1.40)	$(0.89)

Diluted loss per share	$(1.40)	$(0.89)

Weighted Average Common Shares:
Basic	15,107,845	15,000,000
Diluted	15,107,845	15,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first quarter ended
	April 2, 2011	April 3, 2010
	(Dollar amounts in millions)
Cash flows from operating activities:
Net loss	$(21.1)	$(13.4)

Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization expense	29.5	30.7
Non-cash interest expense, net	0.8	0.5
Non-cash share-based compensation expense	0.4	0.6
Loss (gain) on sale of property and equipment	0.2	(0.3)
Deferred federal income tax (benefit) provision	(9.9)	8.2
Changes in certain assets and liabilities, net of
effects from acquisitions and dispositions:
Accounts receivable, net	(0.8)	1.0
Inventories	(36.3)	(21.8)
Prepaid and other current assets	(8.3)	2.3
Accounts payable	14.8	18.5
Accrued expenses and taxes	19.7	(5.3)
Long-term assets, liabilities and other, net	(2.7)	0.6
Total adjustments to net loss	7.4	35.0
Net cash (used in) provided by operating activities	(13.7)	21.6
Cash flows from investing activities:
Capital expenditures	(5.5)	(3.2)
Net cash paid for businesses acquired (Note B)	(0.4)	(1.3)
Investment in joint venture (Note B)	(5.3)	—
Proceeds from the sale of property and equipment	—	0.4
Change in restricted cash and marketable securities	0.2	(2.0)
Other, net	—	0.8
Net cash used in investing activities	(11.0)	(5.3)
Cash flows from financing activities:
Increase in borrowings	30.8	20.0
Payment of borrowings	(23.2)	(47.8)
Payment of withholding taxes in connection with vesting of restricted stock	(2.7)	—
Other, net	0.1	(0.5)
Net cash provided by (used in) financing activities	5.0	(28.3)
Net change in unrestricted cash and cash equivalents	(19.7)	(12.0)
Unrestricted cash and cash equivalents at the beginning of the period	57.7	89.6
Unrestricted cash and cash equivalents at the end of the period	$38.0	$77.6

Supplemental disclosure of cash flow information:
Interest paid	$2.3	$2.3

Income taxes paid, net	$2.7	$3.8
 The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2011 AND APRIL 3, 2010

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

The Company operates on a calendar year and for its interim periods operates on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year always begins on January 1 and ends on December 31. As a result, the Company's first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The first three months ended April 2, 2011 (“first quarter of 2011”) and April 3, 2010 (“first quarter of 2010”) include 92 days and 93 days, respectively.

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of the Company after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented herein not misleading. Operating results for the first quarter ended April 2, 2011 are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2011. Certain amounts in the prior year's unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation, this includes reclassifications to other current assets, other assets, accrued expenses and taxes, net and other liabilities related to expected insurance reimbursements. The Company believes that these reclassifications were not material to the consolidated financial statements at December 31, 2010. The Company has evaluated subsequent events for potential recognition or disclosure through the date the financial statements were issued, May 12, 2011.

It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's latest annual report on Form 10-K and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission ("SEC").

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29 which amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There was no impact on the Company's consolidated financial results as the amendments relate only to additional disclosures.

In December 2010, the FASB issued ASU No. 2010-28 which amended the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments were effective January 1, 2011 and did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 which establishes additional disclosure requirements for fair value measurements which the Company included in its interim and annual financial statements in 2010. Certain disclosure requirements relating to fair value measurements using significant unobservable inputs (Level 3) were deferred until January 1, 2011. These new requirements did not have an impact on the Company's consolidated financial results or

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2011 AND APRIL 3, 2010
(Continued)

disclosure in the unaudited condensed consolidated financial statements (see Note I, "Fair Value”).

In October 2009, the FASB issued ASU No. 2009-13 which amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence or third-party evidence is unavailable. The Company adopted this guidance on January 1, 2011. The adoption of ASU No. 2009-13 did not have a material impact on the Company's consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14 which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product's essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance must be adopted in the same period that a company adopts ASU No. 2009-13 described in the preceding paragraph. Therefore, the Company adopted this guidance on January 1, 2011. The adoption of ASU No. 2009-14 did not have a material impact on the Company's consolidated financial statements.

(B)	Acquisitions and Other Investments

On March 21, 2011, the Company, through its wholly owned subsidiary Huntair Middle East Holdings, Inc. ("Huntair"), acquired a forty-nine percent minority interest in Huntair Arabia, for approximately $5.3 million. Huntair Arabia is an operating joint venture between the Company and Alessa Advanced Projects Company ("Alessa") in Saudi Arabia that was formed for purposes of trading, manufacturing, supplying, installing, and servicing commercial air conditioning and commercial air handling units in Saudi Arabia and certain other regions. The Company does not have a controlling financial interest and, therefore, is accounting for this investment under the equity method of accounting within the Commercial HVAC segment. In connection with its investment in Huntair Arabia, Huntair issued a 10 year note to Alessa for approximately $5.3 million. The note does not bear interest and as such, the Company has recorded the note net of discount of approximately $1.0 million on its accompanying unaudited condensed consolidated balance sheet at April 2, 2011.

On December 17, 2010, the Company acquired all of the outstanding stock of Ergotron, Inc. (“Ergotron"). Ergotron is a designer, manufacturer and marketer of innovative, ergonomic mounting and mobility products for computer monitors, notebooks and flat panel displays in the United States and other parts of the world. The estimated purchase price was approximately $298.0 million, which consisted of cash payments totaling approximately $290.2 million, of which approximately $0.4 million was paid in the first quarter of 2011, and an estimated payable to the sellers of approximately $7.8 million related to the estimated reimbursement of federal and state tax refunds due to Ergotron for the pre-acquisition period in 2010. The final amounts due for the reimbursement of federal and state tax refunds will be determined when the final pre-acquisition tax returns are filed and the refunds are collected, which is expected to occur in the third and fourth quarters of 2011. Any changes to the estimates for these amounts or other final purchase accounting adjustments will be reflected as an adjustment to goodwill in 2011 when the purchase price calculation is finalized.

Goodwill associated with the acquisition of Ergotron was recorded in the Technology Products segment and the Company does not believe that any of the goodwill will be deductible for tax purposes. Due to revisions to the preliminary estimate of fair value, which primarily related to intangible assets, net of deferred tax consequences, the preliminary goodwill allocation related to Ergotron increased by approximately $0.5 million from $130.0 million as of December 31, 2010 to approximately $130.5 million as of April 2, 2011.

On July 6, 2010, the Company, through its wholly-owned subsidiary, Linear LLC acquired all of the issued and outstanding membership interests of Skycam, LLC (“Luxor”) for approximately $9.1 million (utilizing approximately $7.9 million of cash and issuing an unsecured 4% subordinated note in the amount of $1.2 million due January 2012).  Luxor is an on-line retailer and distributor of security cameras and digital video recorders and is included in the Technology Products segment.

The acquisitions of Ergotron and Luxor contributed approximately $51.1 million to net sales and decreased operating earnings by approximately $1.7 million (which includes depreciation and amortization of approximately $12.2 million, including approximately $7.3 million relating to the amortization of fair value allocated to inventory) for the first quarter of 2011.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2011 AND APRIL 3, 2010
(Continued)

Contingent consideration of approximately $1.3 million was paid in the first quarter of 2010 related to the acquisition of certain entities.  The Company does not anticipate paying any further contingent consideration for completed acquisitions as of April 2, 2011.

On April 28, 2011, the Company, through wholly-owned subsidiaries, acquired all of the stock of TV One Broadcast Sales Corporation, Barcom (UK) Holdings Limited and Barcom Asia Holdings, LLC (collectively, "TV One") for approximately $26.1 million.  TV One sells a complete range of video signal processing products for the professional audio/video and broadcast markets. TV One will be included in the Company's Technology Products segment.

(C)	Stockholders' Investment

Activity within stockholders' investment, including comprehensive (loss) income, for the first quarter of 2011 and 2010 is as follows:

	Common Stock	Addi- tional Paid-In Capital	Accumu- lated Deficit	Accumu- lated Other Compre- hensive Income	Treasury Stock	Compre- hensive (Loss) Income
	(Amounts in millions)
Balance, December 31, 2010	$0.1	$174.7	$(16.8)	$0.8	$—	$—
Net loss	—	—	(21.1)	—	—	(21.1)
Other comprehensive income (loss):
Currency translation adjustment	—	—	—	2.2	—	2.2
Comprehensive loss						$(18.9)
175,261 shares of common stock issued upon vesting of restricted stock	—	—	—	—	—
13,428 shares of common stock issued upon exercise of stock options	—	0.2	—	—	—
67,859 shares of treasury stock acquired	—	—	—	—	(2.9)
Share-based compensation expense	—	0.4	—	—	—
Balance, April 2, 2011	$0.1	$175.3	$(37.9)	$3.0	$(2.9)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Compre- hensive (Loss) Income
	(Amounts in millions)
Balance, December 31, 2009	$0.1	$171.9	$(3.4)	$1.5	$—
Net loss	—	—	(13.4)	—	(13.4)
Other comprehensive income:
Currency translation adjustment	—	—	—	0.8	0.8
Pension liability adjustment	—	—	—	0.3	0.3
Comprehensive loss					$(12.3)
Share-based compensation expense	—	0.6	—	—
Balance, April 3, 2010	$0.1	$172.5	$(16.8)	$2.6

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2011 AND APRIL 3, 2010
(Continued)

(D)	Loss per Share

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

The reconciliation between basic and diluted loss per share for the first quarter of 2011 and 2010 is as follows:

	For the first quarter of
	2011	2010
	(Dollar amounts in millions, except shares and per share data)

Net loss	$(21.1)	$(13.4)

Weighted average common shares
outstanding	15,107,845	15,000,000
Dilutive effect of stock options	—	—
Dilutive shares outstanding	15,107,845	15,000,000

Basic loss per share	$(1.40)	$(0.89)

Diluted loss per share	$(1.40)	$(0.89)

The effect of certain potential common share equivalents, including warrants, unvested restricted stock and stock options were excluded from the computation of diluted shares outstanding for the first quarter of 2011 and 2010, as inclusion would have been anti-dilutive.  A summary of these common share equivalents excluded from the first quarter of 2011 and 2010 is as follows:

	For the first quarter of
	2011	2010
Warrants	789,474	789,474
Restricted stock	519,158	712,731
Stock options	770,553	712,731
Total	2,079,185	2,214,936

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2011 AND APRIL 3, 2010
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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2011 AND APRIL 3, 2010
(Continued)

Unaudited net sales, operating earnings and loss before benefit from income taxes for the Company’s reporting segments for the first quarter of 2011 and 2010 were as follows:

	For the first quarter of
	2011	2010
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$150.8	$153.0
Technology products	157.3	94.2
Residential HVAC products	83.5	96.9
Commercial HVAC products	97.0	86.8
Consolidated net sales	$488.6	$430.9

Operating earnings (loss):
Residential ventilation products	$10.2	$15.3
Technology products	1.7	(7.4)
Residential HVAC products	(0.9)	1.2
Commercial HVAC products	(2.2)	2.1
Subtotal	8.8	11.2
Unallocated, net	(6.9)	(7.0)
Consolidated operating earnings	1.9	4.2
Interest expense	(29.3)	(23.6)
Loss before benefit from income taxes	$(27.4)	$(19.4)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2011 AND APRIL 3, 2010
(Continued)

(F)	Income Taxes

The Company provided for income taxes on an interim basis based upon the estimated annual effective tax rate for 2011 and 2010.  The following reconciles the federal statutory income tax rate to the effective tax rate of approximately 23.0% and 30.9% for the first quarter of 2011 and 2010, respectively:

	For the first quarter of
	2011	2010
Income tax at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
Increase in valuation allowance related to deferred tax assets	(8.1)	(5.2)
Increase in FIN 48 reserves, including interest	(0.5)	(0.6)
State income tax benefit, net of federal income tax effect	4.1	2.4
Tax effect resulting from foreign activities	(6.5)	(0.3)
Non-deductible expenses	(1.0)	(1.2)
Other, net	—	0.8
Income tax at effective rate	23.0%	30.9%

The increase in valuation allowance relates to losses of certain foreign subsidiaries and losses in certain domestic jurisdictions. The Company has determined that based on the history of losses at these subsidiaries, a valuation allowance is required for these loss carry-forwards since it is more likely than not that these loss carry-forwards will not be realized.

As of January 1, 2011, the Company had a liability of approximately $21.2 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  There was no change to the liability for unrecognized tax benefits during the first quarter of 2011. The liability for uncertain tax positions is included in other long-term liabilities on the accompanying condensed consolidated balance sheet. The corresponding amount of gross uncertain tax benefits was approximately $21.9 million each at April 2, 2011 and December 31, 2010, respectively.

The amount of uncertain tax positions that will impact the Company's effective tax rate is approximately $11.2 million. The difference between the total amount of uncertain tax positions and the amount that will impact the effective tax rate represents the federal tax effect of state tax items and items that offset temporary differences.

As of April 2, 2011, the Company has approximately $2.4 million in unrecognized benefits relating to various state tax issues, for which the statute of limitations is expected to expire in 2011.

As of December 31, 2010, the Company had accrued liabilities of approximately $3.0 million for interest related to uncertain tax positions.  As of April 2, 2011, the total amount of accrued interest related to uncertain tax positions was approximately $3.3 million.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

(G)	Notes, Mortgage Notes and Obligations Payable

On April 26, 2011, the Company successfully completed the private placement of $500.0 million in aggregate principal amount of 8.5% Senior Notes due 2021 (the "8.5% Notes"), which resulted in net proceeds to the Company of approximately $490.0 million, after deducting underwriting commissions and expenses of approximately $10.0 million. The Company also entered into a new senior secured term loan with a final maturity in 2017 and optional interest rates at the election of the Company, including LIBOR, as defined, plus 4.0% with a LIBOR floor of 1.25% (the “Term Loan Facility”). The Company borrowed $350.0 million aggregate principal under the Term Loan Facility at a 5.25% interest rate on April 26, 2011, which resulted in net proceeds to the Company of approximately $341.0 million, after deducting an original issue discount of approximately $1.8 million and underwriting commissions and expenses of approximately $7.2 million. As discussed further below, the Company principally used the net proceeds from the 8.5% Notes and the Term Loan Facility to repurchase or redeem all of the Company's 11% Senior Secured Notes due 2013 (the “11% Notes”), which had an outstanding aggregate principal balance of approximately $753.3 million as of April 2, 2011, including the payment of premiums and accrued interest.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2011 AND APRIL 3, 2010
(Continued)

The following is a summary of sources and uses in the second quarter of 2011 related to these debt transactions, including the net cash of approximately $3.4 million retained by Nortek for general corporate purposes:

(Amounts in millions)
Sources:
Net proceeds from issuance of the 8.5% Notes	$490.0
Net proceeds from Term Loan Facility	341.0
Total sources	831.0

Uses:
Repurchase or redemption of 11% Notes	(753.3)
Tender and redemption premiums for 11% Notes	(37.8)
Accrued and unpaid interest through the date of tender or redemption	(33.9)
Subtotal - 11% Notes	(825.0)
Fees and expenses	(2.6)
Total uses	(827.6)

Net cash to Nortek	$3.4

The Company used approximately $731.1 million of the net proceeds to repurchase approximately 88.5% or approximately $666.6 million aggregate principal amount of the 11% Notes through a tender offer in accordance with the terms of the Company's purchase and consent solicitation statement dated April 12, 2011 (the “Tender Offer”), which was completed on April 26, 2011. The Tender Offer entitled the holders of the 11% Notes to receive $1,052.50 per $1,000 in principal amount, plus accrued and unpaid interest, and resulted in a supplemental indenture to the 11% Notes, which substantially eliminated all affirmative and restrictive covenants and certain events of default under the indenture and provided for a shorter notice period in connection with a voluntary redemption. The Company used approximately $93.9 million to discharge its remaining obligations under the 11% Note indenture (approximately $86.7 million aggregated principal amount) through a deposit in trust funds sufficient to pay and discharge all remaining indebtedness, including accrued and unpaid interest, on the 11% Notes in conjunction with the notices of redemption sent to the remaining holders of the 11% Notes. Under the terms of the supplemental indenture to the 11% Notes, the Company was permitted to redeem $75.0 million aggregate principal amount at 103%, plus accrued and unpaid interest, and the remaining $11.7 million aggregate principal amount at 105%, plus accrued and unpaid interest.

The Company is currently in the process of finalizing its accounting treatment related to these transactions and, as these transactions occurred on April 26, 2011, the Company will record the related accounting in the second quarter of 2011. The repurchase and redemption of the 11% Notes in the second quarter of 2011 could result in a pre-tax loss of up to approximately $37.8 million related to the tender and redemption premiums. Deferred debt expenses of approximately $10.0 million and $7.2 million related to the 8.5% Notes and Term Loan Facility, respectively, could be capitalized and amortized over the lives of the respective debt instruments; however, the final ownership of the new debt and the terms of the tender and the timing of the redemptions may result in different treatment of deferred debt costs incurred and could affect the final pre-tax loss. The original issue discount of approximately $1.8 million related to the Term Loan Facility will be netted against the outstanding principal balance and will be amortized over the life of the Term Loan Facility.

8.5% Senior Notes due 2021

The 8.5% Notes are unconditionally guaranteed on a senior unsecured basis by each of the Company's current and future domestic restricted subsidiaries that guarantee any of the Company's other indebtedness. Interest on the 8.5% Notes accrues at the rate of 8.5% per annum and is payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2011, until maturity. Interest on the 8.5% Notes accrues from the date of original issuance or, if interest has already been paid, from the date it was most recently paid. Interest is computed on the basis of a 360-day year

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2011 AND APRIL 3, 2010
(Continued)

comprised of twelve 30-day months.

At any time prior to April 15, 2014, the Company may redeem up to 35% of the aggregate principal amount of the 8.5% Notes with the net cash proceeds from certain equity offerings (as defined) at a redemption price of 108.5% plus accrued and unpaid interest, provided that at least 65% of the original aggregate principal amount of the 8.5% Notes remains outstanding after the redemption and the redemption occurs within 90 days of the date of the closing of such equity offerings (as defined). On or after April 15, 2016, the 8.5% Notes are redeemable at the option of the Company, in whole or in part, at any time and from time to time, on or after April 15, 2016 at 104.25%, declining to 102.125% on April 15, 2017, declining to 101.063% on April 15, 2018 and further declining to 100.0% on April 15, 2019.

In addition, at any time and from time to time prior to April 15, 2016, the Company may redeem all or any portion of the 8.5% Notes outstanding at a redemption price equal to (a) 100% of the aggregate principal amount of the 8.5% Notes to be redeemed together with accrued and unpaid interest to such redemption date, plus (b) the “Make Whole Amount”. The “Make Whole Amount” means, with respect to the 8.5% Notes at any redemption date, the greater of (i) 1.0% of the principal amount of the 8.5% Notes and (ii) the excess, if any, of (a) an amount equal to the present value of (1) the redemption price of the 8.5% Notes at April 15, 2016 plus (2) the remaining scheduled interest payments of the 8.5% Notes to be redeemed to April 15, 2016, computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of the 8.5% Notes to be redeemed.

Pursuant to the registration rights agreement with the initial purchasers of the 8.5% Notes, the Company has agreed it will use reasonable best efforts to file and cause to become effective a registration statement with respect to an offer to exchange the 8.5% Notes for a new series of registered notes with substantially similar terms or file and cause to become effective a shelf registration statement with respect to the 8.5% Notes on or before the 390th day after the issuance date of the 8.5% Notes. If the Company is not in compliance with this obligation, special interest will accrue at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of the registration default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the special interest rate exceed 1.00% per annum.

The indenture governing the 8.5% Notes contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and the sale of assets (all as defined in the indenture and other agreements).

Term Loan Facility

The Term Loan Facility is repayable in quarterly installments of $875,000 with a balloon payment for the remaining balance due on April 26, 2017.

The Term Loan Facility provides that, after the closing date, the Company may request additional tranches of term loans in an aggregate amount not to exceed $200.0 million. Availability of such additional tranches of term loans will be subject to the absence of any default, a pro forma secured leverage ratio test, and among other things, the receipt of commitments by existing or additional financial institutions.

The interest rates applicable to loans under the Term Loan Facility bear interest, at the Company's option, at a rate per annum equal to either (1) base rate (as defined in the credit agreement governing the Term Loan Facility) or (2) LIBOR (as defined in the credit agreement governing the Term Loan Facility), in each case plus an applicable margin. As discussed above, the initial borrowings under the Term Loan Facility were at 5.25%.

The credit agreement governing the Company's Term Loan Facility requires the Company to prepay outstanding term loans, subject to certain exceptions, with:

•	50% (subject to reduction to 25% and 0% based upon the Company's secured leverage ratio) of the Company's annual excess cash flow, commencing with the fiscal year ended December 31, 2012;

•	100% of the net cash proceeds of certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions; and

•	100% of the net cash proceeds of any issuance of debt, other than debt permitted under the Term Loan Facility.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2011 AND APRIL 3, 2010
(Continued)

Certain voluntary prepayments on or prior to the first anniversary of the closing of the Term Loan Facility are subject to a call premium of 1%. Otherwise, the Company may voluntarily repay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.

The Term Loan Facility agreement contains certain restrictive financial and operating covenants, including covenants that restrict the Company's ability and the ability of its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

Other Indebtedness

The indenture governing the 10% Senior Notes due 2018 (the "10% Notes") contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and the sale of assets (all as defined in the indenture and other agreements). As of April 2, 2011, the Company had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $25.0 million.

At April 2, 2011 and December 31, 2010, the Company's subsidiary, Best, was not in compliance with certain maintenance covenants with respect to one of its loan agreements with borrowings outstanding of approximately $1.3 million and $1.4 million at April 2, 2011 and December 31, 2010, respectively. As a result, the Company reclassified the long-term portion of outstanding borrowings under this agreement of approximately $0.4 million and $0.6 million as a current liability on its consolidated balance sheet at April 2, 2011 and December 31, 2010, respectively.  The lender has not taken any action related to the covenant noncompliance at this time.  The next measurement date for the maintenance covenant is for the year ended December 31, 2011 and the Company believes it is probable that Best will not be in compliance with such covenants at such time.  No assurances can be given that the lender will continue to not take any action and accordingly, the Company could be required to repay this outstanding borrowing if non-compliance is not cured or waived, as the case may be. In the event this lender accelerates this loan, additional indebtedness of Best under a different loan agreement with borrowings outstanding of approximately $1.6 million and $1.7 million at April 2, 2011 and December 31, 2010, respectively, could also become immediately due and payable if such cross-default is not waived. As a result, the Company has also reclassified the long-term portion of this additional indebtedness of approximately $0.7 million and $0.9 million as a current liability on its consolidated balance sheet at April 2, 2011 and December 31, 2010, respectively.

(H)	Commitments and Contingencies

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

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications of approximately $5.7 million at April 2, 2011, of which approximately $2.3 million are recorded in accrued expenses and approximately $3.4 million are recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet.  At April 2, 2011, the undiscounted future payments related to these indemnifications are estimated to be approximately $6.3 million.  At December 31, 2010, the Company had recorded liabilities in relation to these indemnifications of approximately $5.7 million, of which approximately $2.2 million was recorded in accrued expenses and approximately $3.5 million was recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2011 AND APRIL 3, 2010
(Continued)

Changes in the Company’s combined short-term and long-term warranty liabilities during the first quarter of 2011 and 2010 are as follows:

	For the first quarter of
	2011	2010
	(Amounts in millions)
Balance, beginning of period	$55.9	$54.3
Warranties provided during period	5.6	5.4
Settlements made during period	(5.1)	(5.0)
Changes in liability estimate, including expirations and acquisitions	0.5	0.5
Balance, end of period	$56.9	$55.2

In the fourth quarter of 2009, two of the Company's subsidiaries in the TECH segment began shipping security products to a new customer under an agreement to manufacture and sell these security products. Under this agreement, the Company recognized net sales of approximately $9.2 million during the first quarter of 2011. The Company did not recognize any sales relating to this customer for the first quarter of 2010. The agreement includes payment terms which are extended beyond the subsidiaries' normal payment terms. The Company has determined that cash basis accounting treatment is appropriate for revenue recognition under this agreement. Accordingly, the Company has deferred revenue recognition on approximately $18.6 million and $9.2 million of net sales at April 2, 2011 and December 31, 2010, respectively, and recorded the cost basis of related inventory shipped of approximately $12.3 million and $6.5 million at April 2, 2011 and December 31, 2010, respectively, in other current assets in the accompanying unaudited condensed consolidated balance sheet. In addition, the Company has included in inventory approximately $20.0 million and $6.1 million at April 2, 2011 and December 31, 2010, respectively, related to this customer. As only limited cash collection history was available in periods prior to December 31, 2009, the Company recorded loss contingency reserves of approximately $2.0 million as a reduction to other current assets during the first quarter of 2010. Based on collection experience with this customer throughout 2010 and 2011, the Company believes that it will be able to recover all revenue on the inventories shipped to this customer and no loss contingency reserves were recorded at April 2, 2011.

On February 4, 2009, the Company's subsidiary, Nordyne, LLC (“Nordyne”), initiated action against Regal Beloit Corporation (“Regal Beloit”) in the U.S. District Court for the Eastern District of Missouri. In the action, Nordyne is seeking a judgment declaring that certain of its high efficiency heating and air conditioning products do not infringe on Regal Beloit's electronically commutated motor (“ECM”) systems patent U.S. Patent No. 5,592,058 (“the '058 Patent”) and/or that the '058 Patent is invalid. In July 2009, Regal Beloit filed a response and counterclaimed, denying that Nordyne is entitled to relief and seeking a judgment that Nordyne has, in fact, infringed and continues to infringe upon the '058 Patent by making, using, offering for sale and selling such products. Regal Beloit has also requested the U.S. District Court to enjoin Nordyne from further infringement of the '058 Patent and to award Regal Beloit compensatory and other damages. On February 2, 2011, the Court issued a claim construction order in which it held that 40 of the 44 claims in the '058 Patent asserted against Nordyne contain limitations that are indefinite and thus invalid. The remaining claims of the '058 Patent remain to be litigated. Due to the inherent uncertainty related to this suit and the information currently available, it is not possible for the Company to estimate the potential loss, if any, regarding this matter. While the Company will continue to litigate its claims vigorously, it is possible that its business, financial condition, results of operations or cash flows could be affected by an adverse outcome of this matter.

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
APRIL 2, 2011 AND APRIL 3, 2010
(Continued)

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

Measured on a Recurring Basis

Restricted Investments and Marketable Securities (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at April 2, 2011 or December 31, 2010.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of April 2, 2011 and December 31, 2010 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value because of their short-term nature.

Long-Term Debt -- At April 2, 2011, the fair value of the Company's long-term indebtedness was approximately $64.6 million higher than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before unamortized discount of approximately $2.8 million. At December 31, 2010, the fair value of the Company’s long-term indebtedness was approximately $57.1 million higher than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before unamortized discount of approximately $2.0 million.  The fair values of the Company’s long-term obligations are determined using available market quotes.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2011 AND APRIL 3, 2010
(Continued)

(J)	Pension, Profit Sharing & Other Post-Retirement Benefits

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $1.5 million and $1.0 million for the first quarter of 2011 and 2010, respectively.

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At April 2, 2011, the Company estimated that approximately $7.4 million would be contributed to the Company's defined benefit pension plans in 2011, of which approximately $0.9 million was contributed through the first quarter of 2011.

The Company’s unaudited net periodic benefit (income) cost for its defined benefit plans for the first quarter of 2011 and 2010 consists of the following components:

	For the first quarter of
	2011	2010
	(Dollar amounts in millions)
Service cost	$0.1	$0.1
Interest cost	2.1	2.2
Expected return on plan assets	(2.3)	(2.1)
Net periodic benefit (income) cost	$(0.1)	$0.2

The Company's unaudited net periodic benefit cost, consisting solely of interest costs, for its post-retirement health benefit plan for each of the first quarters of 2011 and 2010 was approximately $0.1 million, respectively.

(K)	Exit and Disposal Activities

The Company has initiated various exit and disposal activities including, but not limited to, the following matters.

During 2010, the Company announced the formation of its new audio/visual control company within the TECH segment called The AVC Group, LLC ("The AVC Group"). Upon the formation of The AVC Group, the operations of Niles Audio Corporation, Elan Home Systems, L.L.C and Xantech LLC were combined to improve the overall operational efficiencies of these companies. In conjunction with the formation of The AVC Group, the Company is in the process of consolidating and shutting down certain of its facilities and, as a result, recorded net expenses within selling, general and administrative expense, net ("SG&A") of approximately $0.6 million for the first quarter of 2011, consisting of severance and other expenses. The Company does not anticipate recording any additional expenses related to severance and other costs associated with this activity.

In addition, the Company is in the process of shutting down its Aigis Mechtronics, Inc. ("Aigis") and Lite Touch, Inc. ("Lite Touch") facilities within the TECH segment. As a result, during the first quarter of 2011, the Company recorded expenses of approximately $0.3 million within SG&A related to severance and other costs. The Company anticipates recording additional expenses associated with the closure of Aigis and Lite Touch of approximately $0.5 million through the remainder of 2011.

In February 2011, management approved a plan to reduce costs and improve production efficiencies at the Company's subsidiary, Best. During the first quarter of 2011, the Company recorded expenses within SG&A of the RVP segment of approximately $0.3 million related to severance costs. The Company currently anticipates recording additional expenses related to this plan and the related investments in research and development, the reconfiguration of physical space, and relocation of equipment of approximately $2.0 million. The Company may approve additional plans in 2011 and may incur significant additional costs in 2011 and beyond.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2011 AND APRIL 3, 2010
(Continued)

The following table sets forth exit and disposal activity in accordance with ASC 420, “Exit or Disposal Cost Obligations" (“ASC 420”) in the accompanying unaudited condensed consolidated statement of operations for the first quarter of 2011:

			Payments
	Balance		and Asset	Balance
	12/31/10	Provision	Write Downs	4/2/11
	(Amounts in millions)
Employee Separation Expenses:
SG&A	$2.0	$1.3	$(1.6)	$1.7
COGS	0.1	0.1	(0.1)	0.1
Total Employee Separation Expenses	2.1	1.4	(1.7)	1.8

Other Costs and Expenses:
SG&A	0.9	0.1	(0.4)	0.6
COGS	—	—	—	—
Total Other Costs and Expenses	0.9	0.1	(0.4)	0.6

Total Restructuring Activity:
SG&A	2.9	1.4	(2.0)	2.3
COGS	0.1	0.1	(0.1)	0.1
	$3.0	$1.5	$(2.1)	$2.4

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other costs include expenses associated with asset write-downs, terminating other contractual arrangements, costs to prepare facilities for closure, and costs to move equipment and products to other facilities.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2011
AND THE FIRST QUARTER ENDED APRIL 3, 2010

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

Basis of Presentation

The Company operates on a calendar year and for its interim periods operates on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year always begins on January 1 and ends on December 31. As a result, the Company's first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The first three months ended April 2, 2011 (“first quarter of 2011”) and April 3, 2010 (“first quarter of 2010”) include 92 days and 93 days, respectively. Operating results for the first quarter ended April 2, 2011 are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2011.

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

Industry Overview

Critical factors affecting our future performance, including our level of sales, profitability and cash flows, are the levels of residential remodeling and replacement activity and new residential and non-residential construction activity. These factors are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending, employment levels and other macroeconomic factors, over which we have no control. Any decline in economic activity as a result of these or other factors typically results in a decline in residential and non-residential new construction and, to a lesser extent, residential and non-residential remodeling and replacement spending, which would result in a decrease in our sales, profitability and cash flows.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2011
AND THE FIRST QUARTER ENDED APRIL 3, 2010

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

Changes in key industry activity affecting our businesses in the United States for the first quarter of 2011, the fourth quarter of 2010 and the full year of 2010 as compared to the same periods of 2010 and 2009, respectively, were as follows:

		% Increase (Decrease)
	Source of	1st Quarter	4th Quarter	Full Year
	Data	2011	2010	2010
Private residential construction spending	1	(9)%	(6)%	(2)%
Total housing starts	1	(10)%	(3)%	6%
New home sales	1	(18)%	(21)%	(14)%
Existing home sales	2	(2)%	(19)%	(5)%
Residential improvement spending	1	(10)%	(4)%	3%
Central air conditioning and heat pump shipments	3	17%	(4)%	—%
Private non-residential construction spending	1	(13)%	(15)%	(23)%
Manufactured housing shipments	1	(13)%	(16)%	—%
Residential fixed investment spending	4	(3)%	(5)%	(3)%

Source of data:

(1)	U.S. Census Bureau

(2)	National Association of Realtors

(3)	Air Conditioning and Refrigeration Institute

(4)	U.S. Bureau of Economic Analysis

In addition, according to the Canada Mortgage and Housing Corporation, Canadian housing starts decreased approximately 4% in the first quarter of 2011 as compared to the first quarter of 2010, increased approximately 1% in the fourth quarter of 2010 as compared to the fourth quarter of 2009 and increased approximately 27% in 2010 as compared to 2009.

The demand for certain of our products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during winter months usually reduces the level of building and remodeling activity in both home improvement and new construction markets, thereby reducing our sales levels during the first and fourth quarters.

We are subject to the effects of changing prices and the impact of inflation which could have a significant adverse effect on our results of operations. In some circumstances, market conditions or customer expectations may prevent us from increasing the prices of our products to offset the inflationary pressures that may increase costs in the future. During the first quarter of 2011, we experienced higher material costs as a percentage of net sales as compared to the first quarter of 2010 related primarily to changes in product mix, higher prices related to the purchase of steel, copper, aluminum, and certain purchased components, such as motors, as well as from lower sales prices in the C-HVAC segment for jobs signed during the second half of 2010 and delivered in the first quarter of 2011.  Additionally, in 2010, we experienced higher commodity prices as compared to 2009 primarily related to the purchase of copper, steel, and aluminum, as well as certain purchased components, such as compressors. We anticipate that commodity prices for 2011 will continue to increase as compared to 2010. Should these price levels continue or increase further there can be no assurance that we will be able to sufficiently increase sales prices to offset the adverse effect on earnings from rising material costs.

During the first quarter of 2011, we experienced increased freight costs as compared to the comparable period of 2010 primarily due to increased diesel fuel costs arising from the recent tensions in the Middle East, as well as from increased fuel demand in China and Europe. Additionally, we expect ocean freight costs to increase during the second half of 2011 as compared to 2010. Continued strategic sourcing initiatives and other cost reduction measures help mitigate fluctuations in freight costs.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2011
AND THE FIRST QUARTER ENDED APRIL 3, 2010

Outlook

Our outlook for the remainder of 2011 is for the housing markets to improve marginally, after a slow first quarter start. Continued low consumer confidence, high unemployment levels and a continued high level of foreclosures are expected to continue to depress the housing markets. The non-residential market, which slowed in 2010, is expected to remain weak throughout 2011. These continued depressed market conditions, together with commodity cost pressures, will challenge our 2011 performance.

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

Acquisitions

We have made the following acquisitions since January 1, 2010:

Reporting Segment	Acquired Company	Acquisition Date	Primary Business of Acquired Company
TECH	Skycam, LLC	July 6, 2010	Distribution and sale of security cameras and digital video recorders via the Internet.
TECH	Ergotron, Inc.	December 17, 2010	Design, manufacture and sale of innovative, ergonomic mounting and mobility products for computer monitors, notebooks and flat panel displays in the United States and other parts of the world.

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

Our critical accounting policies include:

•Revenue Recognition, Accounts Receivable and Related Expenses,
•Inventory Valuation,
•Income Taxes,
•Goodwill and Other Long-Lived Assets,
•Pensions and Post-Retirement Health Benefits,
•Warranty,
•Insurance Liabilities, including Product Liability, and
•Contingencies.

Further detail regarding our other critical accounting policies can be found in the consolidated financial statements and the notes included in our annual report on Form 10-K as filed with the Securities and Exchange Commission.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2011
AND THE FIRST QUARTER ENDED APRIL 3, 2010

Results of Operations

The following table presents the financial information for our reporting segments for the first quarter of 2011 and 2010:

	For the first quarter of		Net Change
	2011	2010	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$150.8	$153.0	$(2.2)	(1.4)%
Technology products	157.3	94.2	63.1	67.0
Residential HVAC products	83.5	96.9	(13.4)	(13.8)
Commercial HVAC products	97.0	86.8	10.2	11.8
Consolidated net sales	$488.6	$430.9	$57.7	13.4%
Operating earnings (loss):
Residential ventilation products	$10.2	$15.3	$(5.1)	(33.3)%
Technology products	1.7	(7.4)	9.1	*
Residential HVAC products	(0.9)	1.2	(2.1)	*
Commercial HVAC products	(2.2)	2.1	(4.3)	*
Subtotal	8.8	11.2	(2.4)	(21.4)
Unallocated, net	(6.9)	(7.0)	0.1	1.4
Consolidated operating earnings	$1.9	$4.2	$(2.3)	(54.8)%
Depreciation and amortization expense:
Residential ventilation products	$7.2	$9.9	$(2.7)	(27.3)%
Technology products	16.0	10.5	5.5	52.4
Residential HVAC products	3.2	4.6	(1.4)	(30.4)
Commercial HVAC products	3.0	5.6	(2.6)	(46.4)
Unallocated	0.1	0.1	—	*
Consolidated depreciation and amortization expense	$29.5	$30.7	$(1.2)	(3.9)%
Operating earnings (loss) margin:
Residential ventilation products	6.8%	10.0%
Technology products	1.1	(7.9)
Residential HVAC products	(1.1)	1.2
Commercial HVAC products	(2.3)	2.4
Consolidated	0.4%	1.0%
Depreciation and amortization expense as a % of net sales:
Residential ventilation products	4.8%	6.5%
Technology products	10.2	11.1
Residential HVAC products	3.8	4.7
Commercial HVAC products	3.1	6.5
Consolidated	6.0%	7.1%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2011
AND THE FIRST QUARTER ENDED APRIL 3, 2010

The following table presents our financial information for the first quarter of 2011 and 2010.  The results of operations for the first quarter of 2011 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Net Change
	For the first quarter of		in Earnings
	2011	2010	$	%
	(Dollar amounts in millions)
Net Sales	$488.6	$430.9	$57.7	13.4%
Cost of products sold	361.6	319.9	(41.7)	(13.0)
Selling, general and administrative expense, net	113.2	96.3	(16.9)	(17.5)
Amortization of intangible assets	11.9	10.5	(1.4)	(13.3)
Operating earnings	1.9	4.2	(2.3)	(54.8)
Interest expense	(29.3)	(23.6)	(5.7)	(24.2)
Loss before benefit from income taxes	(27.4)	(19.4)	(8.0)	(41.2)
Benefit from income taxes	(6.3)	(6.0)	0.3	5.0
Net loss	$(21.1)	$(13.4)	$(7.7)	(57.5)%

	Percentage of net sales for
	the first quarter of		Net Change
	2011	2010	in Percentage
Net Sales	100.0%	100.0%	—%
Cost of products sold	74.0	74.2	0.2
Selling, general and administrative expense, net	23.2	22.4	(0.8)
Amortization of intangible assets	2.4	2.4	—
Operating earnings	0.4	1.0	(0.6)
Interest expense	(6.0)	(5.5)	(0.5)
Loss before benefit from income taxes	(5.6)	(4.5)	(1.1)
Benefit from income taxes	(1.3)	(1.4)	(0.1)
Net loss	(4.3)%	(3.1)%	(1.2)%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2011
AND THE FIRST QUARTER ENDED APRIL 3, 2010

Our reporting segments sell a significant number of different products across a wide range of price points and numerous distribution channels that do not always allow meaningful quantitative analysis to be performed with respect to the effect on net sales of changes in units sold or the price per unit sold.  However, whenever the underlying causes of material increases or decreases in consolidated net sales can be adequately analyzed and quantified, we attempt to make appropriate disclosure of such reasons, including changes in price, volume and the mix of products sold.

First quarter ended April 2, 2011 as compared to the first quarter ended April 3, 2010

Net Sales.  As discussed further in the following paragraphs, net sales for the first quarter of 2011 increased by approximately $57.7 million, or 13.4%, as compared to the first quarter of 2010.  The effect of changes in foreign currency exchange rates and acquisitions increased net sales by approximately $3.2 million and $51.1 million, respectively, in the first quarter of 2011.  Excluding the effect of changes in foreign currency exchange rates and acquisitions, net sales for the first quarter of 2011 increased by approximately $3.4 million as compared to the first quarter of 2010.

In the RVP segment, net sales for the first quarter of 2011 decreased approximately $2.2 million, or 1.4%, as compared to the first quarter of 2010.  Net sales in the RVP segment for the first quarter of 2011 reflect an increase of approximately $1.8 million attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the RVP segment for the first quarter of 2011 decreased approximately $4.0 million as compared to the same period of 2010. Excluding the effect of changes in foreign currency exchange rates, the change in net sales for the first quarter of 2011 is primarily the result of a decrease in the RVP segment’s Canadian business of approximately $2.4 million, and to a lesser extent a decrease in the RVP segment's United States business of approximately $1.9 million. This decrease in sales is primarily the result of adverse winter weather conditions experienced throughout certain parts of the U.S. in January and February of 2011, which are believed to have been more severe than in prior years. As a result, we had several manufacturing facilities within the RVP segment that were shut down completely, or were on partial work load days, in January and February of 2011. Additionally, several of our retail customers noted considerably lower levels of foot traffic in 2011 as compared to the first quarter of 2010, which were, in part, attributed to the weather. Excluding the effect of changes in foreign currency exchange rates, the RVP segment’s European range hood business was relatively flat in the first quarter of 2011 as compared to the same period of 2010. Kitchen range hoods and bathroom exhaust fans are the largest product categories sold in the RVP segment, accounting for approximately 80% of the RVP segment’s total sales for each of the first quarter of 2011 and 2010, respectively.

In the TECH segment, net sales for the first quarter of 2011 increased approximately $63.1 million, or 67.0%, as compared to the first quarter of 2010.  This increase is primarily related to the effect of acquisitions which contributed approximately $51.1 million of net sales in the first quarter of 2011. In addition, a new customer added to the segment in 2010 contributed approximately $9.2 million in additional net sales to the segment during the first quarter of 2011 as compared to the first quarter of 2010.

In the R-HVAC segment, net sales for the first quarter of 2011 decreased approximately $13.4 million, or 13.8%, as compared to the first quarter of 2010.  This decrease was driven largely by air conditioning sales of between approximately $4.0 million and $7.0 million during the fourth quarter of 2010 to customers serving the residential site-built market for use as replacement products due to uncertainty of product availability subsequent to January 1, 2011. As a result of these fourth quarter sales, the segment experienced lower shipments in the first quarter of 2011 as these customers worked down their inventory levels. In addition, we estimate that other shipments of between approximately $3.5 million and $5.0 million were shipped to customers in the fourth quarter of 2010 that would have otherwise been shipped during the first quarter of 2011 primarily due to announced price increases effective January 1, 2011. These decreases were partially offset by the effect of increased sales prices effective January 1, 2011.

In the C-HVAC segment, net sales for the first quarter of 2011 increased approximately $10.2 million, or 11.8%, as compared to the first quarter of 2010.  Net sales in the C-HVAC segment for the first quarter of 2011 reflect an increase of approximately $1.4 million attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the C-HVAC segment for the first quarter of 2011 increased approximately $8.8 million.  This increase in net sales is primarily the result of increased shipment levels of air handlers in the U.S. market, net of lower prices on contracts negotiated in the second half of 2010 and delivered in the first quarter of 2011.  Backlog for C-HVAC products was approximately $203.4 million at April 2, 2011, approximately $179.8 million at December 31, 2010 and approximately $157.0 million at April 3, 2010.  This increase in backlog, since December 31, 2010, reflects an increase in orders and improved pricing during the first quarter of 2011 principally for jobs expected to be delivered during the second half of 2011.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2011
AND THE FIRST QUARTER ENDED APRIL 3, 2010

Foreign net sales, which are attributed based on the location of our subsidiary responsible for the sale, were approximately 23.2% and 22.2% of consolidated net sales for the first quarter of 2011 and 2010, respectively.  Net sales from our Canadian subsidiaries were approximately 11.1% and 12.4% of consolidated net sales for the first quarter of 2011 and 2010, respectively.  Net sales from our Canadian subsidiaries include net sales from the RVP and C-HVAC segments.  Net sales from our European subsidiaries were approximately 8.6% and 7.7% of consolidated net sales for the first quarter of 2011 and 2010, respectively.  Net sales from our European subsidiaries include net sales primarily from the RVP, HTP and C-HVAC segments.

Cost of Products Sold.  Consolidated cost of products sold (“COGS”) for the first quarter of 2011 was approximately $361.6 million as compared to approximately $319.9 million for the first quarter of 2010. These changes are primarily due to the factors described above and below.

For the first quarter of 2011, COGS includes, among others, (1) approximately $37.5 million related to acquisitions made in 2010 within the TECH segment (including approximately $7.3 million in non-cash charges related to the amortization of fair value allocated to inventory), (2) an increase of approximately $2.4 million related to the effect of changes in foreign currency exchange rates and (3) a decrease in depreciation expense of approximately $1.4 million as compared to the first quarter of 2010. For the first quarter of 2010, COGS includes, among others, (1) approximately $9.7 million in non-cash charges related to the amortization of fair value allocated to inventory and (2) a loss contingency reserve of approximately $2.0 million related to one of our subsidiaries in our TECH segment.

COGS as a percentage of net sales decreased from approximately 74.2% for the first quarter of 2010 to approximately 74.0% for the first quarter of 2011.

We continually review the costs of our product lines and look for opportunities to help offset the rising costs of raw materials and transportation when possible.

Overall, consolidated material costs for the first quarter of 2011 were approximately $227.5 million, or 46.5% of net sales, as compared to approximately $192.6 million, or 44.7% of net sales, for the first quarter of 2010.  During the first quarter of 2011, we experienced higher material costs as a percentage of net sales as compared to the first quarter of 2010 related primarily to changes in product mix, higher prices related to the purchase of steel, copper, aluminum, and certain purchased components, such as motors, as well as from lower sales prices in the C-HVAC segment for jobs signed during the second half of 2010 and delivered in the first quarter of 2011.  A portion of these increases was offset by strategic sourcing initiatives and improvements in manufacturing processes.

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

Direct labor costs for the first quarter of 2011 were approximately $29.7 million, or 6.1% of net sales, as compared to approximately $26.5 million, or 6.1% of net sales, for the first quarter of 2010.  Excluding the effect of acquisitions, direct labor costs as a percentage of net sales for the first quarter of 2011 increased to approximately 6.5% as compared to approximately 6.1% for the first quarter of 2010. This increase in direct labor costs, as a percentage of net sales, is primarily the result of lower sales prices in the C-HVAC segment for jobs signed during the second half of 2010 and delivered in the first quarter of 2011.

Overhead and other costs, including freight, for the first quarter of 2011 were approximately $104.4 million, or 21.4% of net sales, as compared to approximately $100.8 million, or 23.4% of net sales, for the first quarter of 2010.  Overhead and other costs for the first quarter of 2011 includes, among others, approximately $13.5 million related to acquisitions made in 2010 within the TECH segment (including approximately $7.3 million in non-cash charges related to the amortization of fair value allocated to inventory). For the first quarter of 2010, COGS includes, among others, (1) approximately $9.7 million in non-cash charges related to the amortization of fair value allocated to inventory and (2) a loss contingency reserve of approximately $2.0 million related to one of our subsidiaries in our TECH segment. The remaining decrease in the percentage of overhead and other costs to net sales for the first quarter of 2011 is primarily the result of an increase in net sales without a proportionate increase in costs, primarily related to the fixed nature of certain overhead costs.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2011
AND THE FIRST QUARTER ENDED APRIL 3, 2010

Freight costs were approximately 5.4% and 4.7% of net sales for the first quarter of 2011 and 2010, respectively. During the first quarter of 2011, we experienced increased freight costs as compared to the comparable period of 2010 primarily due to increased diesel fuel costs arising from the recent tensions in the Middle East, as well as from increased fuel demand in China and Europe. Continued strategic sourcing initiatives and other cost reduction measures help mitigate fluctuations in freight costs.

Overall, changes in COGS (including material, direct labor, overhead and freight costs) as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices and material costs, as well as changes in productivity levels.

In the RVP segment, COGS for the first quarter of 2011 was approximately $109.7 million, or 72.7% of the segment’s net sales, as compared to approximately $109.1 million, or 71.3% of the segment’s net sales, for the first quarter of 2010.  The increase in the percentage of COGS to net sales in the first quarter of 2011 primarily reflects an increase in material costs as a percentage of net sales resulting primarily from higher prices related to the purchase of steel and certain component parts, such as motors, partially offset by a decrease in overhead and other costs as a percentage of net sales.  In the RVP segment, overhead and other costs, including freight, for the first quarter of 2011 were approximately $37.8 million, or 25.1% of the segment’s net sales, as compared to approximately $39.5 million, or 25.8% of the segment’s net sales, for the first quarter of 2010.  The decrease in overhead costs as a percentage of net sales for the first quarter of 2011 over the first quarter of 2010 primarily relates to approximately $1.3 million in non-cash charges related to the amortization of fair value allocated to inventory recorded during the first quarter of 2010 with no corresponding charge in the first quarter of 2011.  COGS in the RVP segment for the first quarter of 2011 also reflects an increase of approximately $1.1 million related to the effect of changes in foreign currency exchange rates and a decrease in depreciation expense of approximately $0.8 million as compared to the first quarter of 2010.

In the TECH segment, COGS for the first quarter of 2011 was approximately $101.8 million, or 64.7% of the segment’s net sales, as compared to approximately $63.4 million, or 67.3% of the segment’s net sales, for the first quarter of 2010. COGS for the first quarter of 2011 includes approximately $37.5 million related to acquisitions made in 2010, including approximately $7.3 million in non-cash charges related to the amortization of fair value allocated to inventory. The decrease in the percentage of COGS to net sales for the first quarter of 2011 was primarily the result of a decrease in overhead costs as a percentage of net sales principally as a result of charges recorded in the first quarter of 2010 as discussed in the following paragraph, partially offset by an increase in material costs as a percentage of net sales primarily due to a change in product mix.  In the TECH segment, overhead and other costs, including freight, for the first quarter of 2011 were approximately $26.9 million, or 17.1% of the segment’s net sales, as compared to approximately $20.6 million, or 21.9% of the segment’s net sales, for the first quarter of 2010.  The decrease in the percentage of overhead costs to net sales for the first quarter of 2011 also reflects an increase in net sales without a proportionate increase in overhead costs and also includes the effect of certain items as discussed below.

In the TECH segment, overhead and other costs within COGS for the first quarter of 2010 also includes (1) approximately $7.0 million in non-cash charges related to the amortization of fair value allocated to inventory and (2) a loss contingency reserve of approximately $2.0 million related to one of our subsidiaries in the segment.

In the R-HVAC segment, COGS for the first quarter of 2011 was approximately $70.8 million, or 84.8% of the segment's net sales, as compared to approximately $82.4 million, or 85.0% of the segment's net sales, for the first quarter of 2010. The decrease in COGS as a percentage of net sales for the first quarter of 2011 primarily reflects a decrease in overhead costs as a percentage of net sales, partially offset by an increase in material costs as a percentage of net sales. In the R-HVAC segment, overhead and other costs, including freight, for the first quarter of 2011 were approximately $16.9 million, or 20.2% of the segment's net sales, as compared to approximately $20.9 million, or 21.6% of the segment's net sales, for the first quarter of 2010. Overhead costs in the R-HVAC segment for the first quarter of 2011 includes a decrease in depreciation expense of approximately $0.7 million as compared to the first quarter of 2010. Additionally, overhead costs in the R-HVAC segment for the first quarter of 2010 included non-cash charges related to the amortization of fair value allocated to inventory of approximately $0.7 million with no corresponding charge in the first quarter of 2011. The decrease in overhead and other costs as a percentage of net sales was partially offset by a decrease in net sales without a proportionate decrease in costs due to the fixed nature of certain overhead costs. Material costs in this segment are generally higher as a percentage of net sales than our other segments and were approximately 61.1% and 59.8% for the first quarter of 2011 and 2010, respectively. The increase in material costs as a percentage of net sales is primarily the result of a change in the mix of products sold partly due to the expiration of certain energy efficiency tax credits that drove sales to higher efficiency units that have higher margins and higher costs, primarily related to increases in certain commodities such as copper, aluminum and certain purchased components, such as motors, that are tied to these commodities. This increase in material costs as a percentage of net sales was partially offset by increased sales prices effective January 1, 2011.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2011
AND THE FIRST QUARTER ENDED APRIL 3, 2010

In the C-HVAC segment, COGS for the first quarter of 2011 was approximately $79.3 million, or 81.8% of the segment’s net sales, as compared to approximately $65.0 million, or 74.9% of the segment’s net sales, for the first quarter of 2010.  The increase in COGS as a percentage of net sales for the first quarter of 2011 primarily reflects an increase in material and labor costs as a percentage of net sales due to lower sales prices negotiated on jobs in the second half of 2010 and delivered in the first quarter of 2011. Direct labor costs in this segment are generally higher as a percentage of net sales than our other segments and were approximately 15.2% and 13.8% for the first quarter of 2011 and 2010, respectively.  The increase in direct labor as a percentage of net sales is due, in part, to lower sales prices as noted above.  In the C-HVAC segment, overhead and other costs, including freight, for the first quarter of 2011 were approximately $22.8 million, or 23.5% of the segment’s net sales, as compared to approximately $19.8 million, or 22.8% of the segment’s net sales, for the first quarter of 2010.  The increase in overhead costs as a percentage of net sales in the first quarter of 2011 is primarily due to lower sales prices as noted above without a proportionate decrease in overhead costs. In the C-HVAC segment, COGS for the first quarter of 2011 also includes an increase of approximately $1.3 million related to the effect of changes in foreign currency exchange rates and for the first quarter of 2010, includes approximately $0.7 million in non-cash charges related to the amortization of fair value allocated to inventory with no corresponding charge in the first quarter of 2011.

Selling, General and Administrative Expense, Net.  Consolidated selling, general and administrative expense, net (“SG&A”) was approximately $113.2 million for the first quarter of 2011 as compared to approximately $96.3 million for the first quarter of 2010. SG&A as a percentage of net sales increased from approximately 22.4% for the first quarter of 2010 to approximately 23.2% for the first quarter of 2011.  SG&A for the first quarter of 2011 reflects (1) approximately $11.2 million related to acquisitions made in 2010 within the TECH segment, (2) approximately $1.9 million of severance and other charges relating primarily to exit and disposal activities, and (3) an increase of approximately $0.6 million related to the effect of changes in foreign currency exchange rates.

Amortization of Intangible Assets.  Amortization of intangible assets, including developed technology and backlog, increased from approximately $10.5 million for the first quarter of 2010 to approximately $11.9 million for the first quarter of 2011. This increase in the first quarter of 2011 as compared to the first quarter of 2010 relates primarily to an increase of approximately $4.1 million related to acquisitions made in 2010 within the TECH segment, partially offset by a decrease primarily related to the amortization of backlog for the C-HVAC segment as a result of the application of fresh-start accounting.

Operating Earnings.  Operating earnings decreased approximately $2.3 million from approximately $4.2 million for the first quarter of 2010 to approximately $1.9 million for the first quarter of 2011. Operating earnings for the first quarter of 2011 includes, among others, (1) a decrease of approximately $1.7 million related to acquisitions made in 2010 within the TECH segment (which includes depreciation and amortization of approximately $12.2 million, including approximately $7.3 million relating to the amortization of fair value allocated to inventory) and (2) approximately $2.0 million of severance and other charges relating primarily to exit and disposal activities. Operating earnings for the first quarter of 2010 includes, among others, (1) non-cash charges related to the amortization of fair value allocated to inventory of approximately $9.7 million and (2) a loss contingency reserve of approximately $2.0 million related to one of our subsidiaries in our TECH segment.

The remaining changes in operating earnings between the first quarter of 2011 and 2010 are primarily due to the factors discussed above and that follow.

In the RVP segment, operating earnings for the first quarter of 2011 were approximately $10.2 million as compared to approximately $15.3 million for the first quarter of 2010.  The decrease in the RVP segment’s operating earnings for the first quarter of 2011 is primarily the result of decreased sales volume in the segment’s North American business and an increase in material costs as a percentage of net sales, partially offset by a decrease in overhead costs as a percentage of net sales. Operating earnings for the RVP segment for the first quarter of 2011 also reflects approximately $2.7 million of decreased depreciation and amortization expense.

In the TECH segment, operating earnings for the first quarter of 2011 were approximately $1.7 million as compared to an operating loss of approximately $7.4 million for the first quarter of 2010.  This increase is primarily the result of a new customer added in 2010, which contributed approximately $9.2 million of increased net sales, as noted previously, during the first quarter of 2011 as compared to the first quarter of 2010, and a decrease in overhead costs as a percentage of net sales, partially offset by an increase in material costs as a percentage of net sales. Operating earnings for the TECH segment for the first quarter of 2011 also includes a decrease of approximately $1.7 million related to acquisitions made in 2010 (which includes depreciation and amortization of approximately $12.2 million, including approximately $7.3 million relating to the amortization of fair value allocated to inventory). The operating loss for the TECH segment for the first quarter of 2010 also includes (1) approximately $7.0 million in non-cash

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2011
AND THE FIRST QUARTER ENDED APRIL 3, 2010

charges related to the amortization of fair value allocated to inventory and (2) a loss contingency reserve of approximately $2.0 million related to one of our subsidiaries.

In the R-HVAC segment, the operating loss for the first quarter of 2011 was approximately $0.9 million as compared to operating earnings of approximately $1.2 million for the first quarter of 2010.  The decrease in the R-HVAC segment’s operating earnings for the first quarter of 2011 is primarily a result of a decrease in sales volume and increased material costs as a percentage of net sales, partially offset by increased sales prices.  Operating earnings for the first quarter of 2011 for the R-HVAC segment also includes a decrease of approximately $1.4 million in depreciation and amortization expense.

In the C-HVAC segment, the operating loss for the first quarter of 2011 was approximately $2.2 million as compared to operating earnings of approximately $2.1 million for the first quarter of 2010.  This decrease in operating earnings is primarily the result of increases in material and labor costs as a percentage of net sales primarily related to lower sales prices negotiated on jobs in the second half of 2010 and delivered in the first quarter of 2011, partially offset by an increase in sales volume.  Operating earnings for the first quarter of 2011 for the C-HVAC segment also includes a decrease of approximately $2.6 million in depreciation and amortization expense.

Operating earnings of foreign operations, consisting primarily of the results of operations of our Canadian and European subsidiaries, were approximately 31.1% and 17.1% of consolidated operating earnings (before unallocated and corporate expenses) for the first quarter of 2011 and 2010, respectively. Foreign operating earnings of acquisitions contributed approximately $3.6 million to the increase in the first quarter of 2011 as compared to the first quarter of 2010. Net sales and earnings derived from international markets are subject to economic, political and currency risks, among others.

Interest Expense.  Interest expense increased approximately $5.7 million, or approximately 24.2%, during the first quarter of 2011 as compared to the first quarter of 2010.  This increase is primarily due to the issuance of our 10% Senior Notes due 2018 (the "10% Notes") on November 23, 2010.

Benefit from Income Taxes. The benefit from income taxes for the first quarter of 2011 was approximately $6.3 million as compared to approximately $6.0 million for the first quarter of 2010. The effective income tax rate of a benefit of approximately 23.0% for the first quarter of 2011 differs from the expected United States federal statutory rate of a benefit of 35% principally as a result of an increase in the valuation allowances related to deferred tax assets and the effect of foreign activities, partially offset by state income tax benefits. The effective income tax rate of a benefit of approximately 30.9% for the first quarter of 2010 differs from the expected United States federal statutory rate of 35% principally as a result of state income taxes and the effect of foreign operations.

Liquidity and Capital Resources

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments and debt repayments. Our principal sources of liquidity are cash flows from subsidiaries, existing unrestricted cash and cash equivalents, and the use of borrowings under the ABL Facility. The indentures related to our 8.5% Senior Notes due 2021 (the "8.5% Notes") and 10% Notes, the credit agreement governing our ABL Facility, and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.

There can be no assurance that we will generate sufficient cash flow from the operations of our subsidiaries or that future financings will be available on acceptable terms or in amounts sufficient to enable us to service or refinance our indebtedness, or to make necessary capital expenditures.

Second Quarter 2011 Debt Transactions

On April 26, 2011, the Company successfully completed the private placement of $500.0 million in aggregate principal amount of the 8.5% Notes, which resulted in net proceeds to the Company of approximately $490.0 million, after deducting underwriting commissions and expenses of approximately $10.0 million. The Company also entered into a new senior secured term loan with a final maturity in 2017 and optional interest rates at the election of the Company, including LIBOR, as defined, plus 4.0% with a LIBOR floor of 1.25% (the “Term Loan Facility”). The Company borrowed $350.0 million aggregate principal under the Term

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2011
AND THE FIRST QUARTER ENDED APRIL 3, 2010

Loan Facility at a 5.25% interest rate on April 26, 2011, which resulted in net proceeds to the Company of approximately $341.0 million, after deducting an original issue discount of approximately $1.8 million and underwriting commissions and expenses of approximately $7.2 million. As discussed further below, the Company principally used the net proceeds from the 8.5% Notes and the Term Loan Facility to repurchase or redeem all of the Company's 11% Senior Secured Notes due 2013 (the “11% Notes”), which had an outstanding aggregate principal balance of approximately $753.3 million as of April 2, 2011, including the payment of premiums and accrued interest.

The following is a summary of sources and uses in the second quarter of 2011 related to these debt transactions, including the net cash of approximately $3.4 million retained by Nortek for general corporate purposes:

(Amounts in millions)
Sources:
Net proceeds from issuance of the 8.5% Notes	$490.0
Net proceeds from Term Loan Facility	341.0
Total sources	831.0

Uses:
Repurchase or redemption of 11% Notes	(753.3)
Tender and redemption premiums for 11% Notes	(37.8)
Accrued and unpaid interest through the date of tender or redemption	(33.9)
Subtotal - 11% Notes	(825.0)
Fees and expenses	(2.6)
Total uses	(827.6)

Net cash to Nortek	$3.4

The Company used approximately $731.1 million of the net proceeds to repurchase approximately 88.5% or approximately $666.6 million aggregate principal amount of the 11% Notes through a tender offer in accordance with the terms of the Company's purchase and consent solicitation statement dated April 12, 2011 (the “Tender Offer”), which was completed on April 26, 2011. The Tender Offer entitled the holders of the 11% Notes to receive $1,052.50 per $1,000 in principal amount, plus accrued and unpaid interest, and resulted in a supplemental indenture to the 11% Notes, which substantially eliminated all affirmative and restrictive covenants and certain events of default under the indenture and provided for a shorter notice period in connection with a voluntary redemption. The Company used approximately $93.9 million to discharge its remaining obligations under the 11% Note indenture (approximately $86.7 million aggregated principal amount) through a deposit in trust funds sufficient to pay and discharge all remaining indebtedness, including accrued and unpaid interest, on the 11% Notes in conjunction with the notices of redemption sent to the remaining holders of the 11% Notes. Under the terms of the supplemental indenture to the 11% Notes, the Company was permitted to redeem $75.0 million aggregate principal amount at 103%, plus accrued and unpaid interest, and the remaining $11.7 million aggregate principal amount at 105%, plus accrued and unpaid interest.

The Company is currently in the process of finalizing its accounting treatment related to these transactions and, as these transactions occurred on April 26, 2011, the Company will record the related accounting in the second quarter of 2011. The repurchase and redemption of the 11% Notes in the second quarter of 2011 could result in a pre-tax loss of up to approximately $37.8 million related to the tender and redemption premiums. Deferred debt expenses of approximately $10.0 million and $7.2 million related to the 8.5% Notes and Term Loan Facility, respectively, could be capitalized and amortized over the lives of the respective debt instruments; however, the final ownership of the new debt and the terms of the tender and the timing of the redemptions may result in different treatment of deferred debt costs incurred and could affect the final pre-tax loss. The original issue discount of approximately $1.8 million related to the Term Loan Facility will be netted against the outstanding principal balance and will be amortized over the life of the Term Loan Facility.

Based on the initial interest rate of 5.25% for the Term Loan Facility, the Company expects that its annual cash interest costs will

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2011
AND THE FIRST QUARTER ENDED APRIL 3, 2010

be reduced by approximately $22.0 million as a result of the debt transactions described above. Approximately $82.9 million of annual cash interest related to the 11% Notes will be eliminated and replaced by approximately $60.9 million of annual cash interest related to the 8.5% Notes and the Term Loan Facility.

Cash Flows

Net cash from operating activities decreased by approximately $35.3 million from net cash provided by operating activities of approximately $21.6 million for the first quarter of 2010 to net cash used in operating activities of approximately $13.7 million for the first quarter of 2011. This change was primarily the net result of a decrease in net earnings (after the exclusion of non-cash items) of approximately $26.4 million and an increase in working capital needs of approximately $5.6 million.

Net cash used in investing activities increased approximately $5.7 million from approximately $5.3 million for the first quarter of 2010 to approximately $11.0 million for the first quarter of 2011.  This increase was primarily the result of an investment in a joint venture of approximately $5.3 million and an increase in capital expenditures of approximately $2.3 million, partially offset by a decrease in restricted cash of approximately $0.2 million in the first quarter of 2011 as compared to an increase of approximately $2.0 million in the first quarter of 2010. Capital expenditures were approximately $5.5 million and $3.2 million for the first quarter of 2011 and 2010, respectively.  Capital expenditures were approximately $19.8 million for the year ended December 31, 2010 and are expected to be between approximately $25.0 million and $35.0 million for 2011.

Net cash from financing activities increased by approximately $33.3 million from net cash used in financing activities of approximately $28.3 million for the first quarter of 2010 to net cash provided by financing activities of approximately $5.0 million for the first quarter of 2011.  This change is primarily the result of a decrease in payments relating to outstanding borrowings of approximately $24.6 million.

As discussed earlier, we generally use cash flows from operations, and where necessary borrowings, to finance our capital expenditures and strategic acquisitions, to meet the service requirements of existing indebtedness and for working capital and other general corporate purposes.

Outstanding Indebtedness

We had consolidated debt at April 2, 2011 of approximately $1,127.0 million consisting of the following:

(Amounts in millions)
11% Notes	$753.3
10% Notes	250.0
ABL Facility	92.0
Long-term notes, mortgage notes and other indebtedness	25.5
Short-term bank obligations	6.2
$1,127.0

During the first quarter of 2011, we had a net increase in our debt of approximately $7.4 million resulting primarily from a net increase in borrowings of approximately $7.6 million (including a net increase in our ABL Facility of approximately $7.0 million).  The remaining decrease of approximately $0.2 million is the net result of the effect of changes in foreign currency exchange rates and amortization of debt discount. Our debt to equity ratio increased from approximately 7.1:1 at December 31, 2010 to approximately 8.2:1 at April 2, 2011 primarily as a result of the net increase in indebtedness as noted above and a decrease in stockholders' investment, primarily related to the first quarter 2011 net loss.

At April 2, 2011 and December 31, 2010, our subsidiary, Best, was not in compliance with certain maintenance covenants with respect to one of its loan agreements with borrowings outstanding of approximately $1.3 million and $1.4 million at April 2, 2011 and December 31, 2010, respectively. As a result, we reclassified the long-term portion of outstanding borrowings under this agreement of approximately $0.4 million and $0.6 million as a current liability on our consolidated balance sheet at April 2, 2011 and December 31, 2010, respectively.  The lender has not taken any action related to the covenant noncompliance at this time.  The

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2011
AND THE FIRST QUARTER ENDED APRIL 3, 2010

next measurement date for the maintenance covenant is for the year ended December 31, 2011 and we believe it is probable that Best will not be in compliance with such covenants at such time.  No assurances can be given that the lender will continue to not take any action and accordingly, we could be required to repay this outstanding borrowing if non-compliance is not cured or waived, as the case may be. In the event this lender accelerates this loan, additional indebtedness of Best under a different loan agreement with borrowings outstanding of approximately $1.6 million and $1.7 million at April 2, 2011 and December 31, 2010, respectively, could also become immediately due and payable if such cross-default is not waived. As a result, we have also reclassified the long-term portion of this additional indebtedness of approximately $0.7 million and $0.9 million as a current liability on our consolidated balance sheet at April 2, 2011 and December 31, 2010, respectively.

Contractual Obligations

The summary of our estimated future cash obligations for notes, mortgage notes and obligations payable and interest payments presented below has been updated from the amounts presented in our Form 10-K for the year ended December 31, 2010 to reflect the following:

•	The 2011 amounts have been adjusted for the actual first quarter 2011 activity in order to reflect the estimated remaining amounts due for the last nine months of 2011.

•	All payments related to the 11% Notes have been excluded to reflect the impact of the repurchase and redemption discussed above.

•	The estimated impact of the 8.5% Notes due 2021 with a first interest payment of October 15, 2011 has been added.

•	The estimated impact of the Term Loan Facility has been added and includes quarterly principal payments of $875,000 through maturity on April 26, 2017 at the initial interest rate of 5.25%.

•	The impact of the additional net $7.0 borrowed under the ABL Facility in the first quarter of 2011 and the maturity of the ABL Facility from 2013 to 2015.

	Payments Due by Period
	Remainder of 2011	2012 & 2013	2014 & 2015	2016 & Thereafter	Total
	(Amounts in millions)
Notes, mortgage notes and obligations payable	$9.0	$9.0	$99.7	$1,089.9	$1,207.6
Interest payments	58.4	186.1	185.8	336.1	766.4

Nortek, its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, refinance, redeem or retire any of our outstanding debt, in privately negotiated or open market transactions, by tender offer or otherwise, which may be subject to restricted payment limitations.

Adequacy of Liquidity Sources

At April 2, 2011, we had approximately $38.0 million of unrestricted cash and cash equivalents to fund our cash flow needs for the remainder of 2011.

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of May 6, 2011, we had approximately $122.0 million in outstanding borrowings and approximately $17.3 million in outstanding letters of credit under the ABL Facility and, based on the borrowing base calculations as of April 2, 2011, we had excess availability of approximately $122.3 million under the ABL Facility and approximately $83.0 million of excess availability before triggering the cash deposit requirements as discussed further below.

As noted previously, the indenture and other agreements governing our indebtedness and the indebtedness of our subsidiaries, contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.  As of April 2, 2011, we had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $25.0 million.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2011
AND THE FIRST QUARTER ENDED APRIL 3, 2010

From time to time, we have evaluated and expect to continue to evaluate possible acquisition transactions and possible dispositions of certain of our businesses and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

On April 28, 2011, the Company, through wholly-owned subsidiaries, acquired all of the stock of TV One Broadcast Sales Corporation, Barcom (UK) Holdings Limited and Barcom Asia Holdings, LLC (collectively, "TV One") for approximately $26.1 million.  TV One sells a complete range of video signal processing products for the professional audio/video and broadcast markets.

Working Capital

Our working capital and current ratio decreased from approximately $330.5 million and 1.9:1 at December 31, 2010 to approximately $326.5 million and 1.8:1 at April 2, 2011.  The decrease in working capital is primarily the result of a net decrease in unrestricted cash and cash equivalents of approximately $19.7 million and the effect of changes in accounts payable and accrued expenses and taxes, net as described further below, partially offset by the effect of changes in accounts receivable and inventories as described further below.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents decreased from approximately $57.7 million at December 31, 2010 to approximately $38.0 million at April 2, 2011.  We have classified as restricted, in the accompanying unaudited condensed consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in our operations.  At April 2, 2011, approximately $2.3 million (of which approximately $2.2 million is included in long-term assets) of cash and cash equivalents were held primarily as collateral to fund certain benefit obligations relating to supplemental executive retirement plans.

Accounts receivable, less allowances, increased approximately $3.3 million, or approximately 1.2%, between December 31, 2010 and April 2, 2011, while net sales increased approximately $25.8 million, or approximately 5.6%, in the first quarter of 2011 as compared to the fourth quarter of 2010.  The change in accounts receivable includes an increase of approximately $2.8 million related to the effect of changes in foreign currency exchange rates. Accounts receivable at December 31, 2010 included approximately $22.1 million of accounts receivable related to Ergotron, Inc. ("Ergotron"). As Ergotron was accounted for as if it had been acquired on December 31, 2010, no net sales were included in the fourth quarter of 2010. Excluding the effect of changes in foreign currency exchange rates and Ergotron receivables from the December 31, 2010 accounts receivable balance, accounts receivable increased approximately $22.6 million between December 31, 2010 and April 2, 2011 and primarily relates to increased sales in the HTP segment, including Ergotron, and to a lesser extent increased sales in the RVP and C-HVAC segments in the first quarter of 2011 as compared to the fourth quarter of 2010, partially offset by decreased sales in the R-HVAC segment in the first quarter of 2011 as compared to the fourth quarter of 2010.  The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period.  Accounts receivable from customers related to foreign operations increased by approximately $7.1 million, or approximately 8.5%, between December 31, 2010 and April 2, 2011.

Inventories increased approximately $30.8 million, or approximately 9.8%, between December 31, 2010 and April 2, 2011. The change in inventories includes a reduction of approximately $7.3 million related to non-cash amortization of the fair value of inventories and an increase of approximately $1.7 million related to the effect of changes in foreign currency exchange rates. Excluding the effect of non-cash amortization and changes in foreign currency exchange rates, inventories increased approximately $36.4 million between December 31, 2010 and April 2, 2011 and primarily relates to increased purchases in the TECH segment mostly to support shipments in the first part of 2011 to a significant new customer added in 2010, as well as anticipation of higher sales levels in the second quarter of 2011 as compared to the first quarter of 2011 in the R-HVAC and C-HVAC segments.

Accounts payable increased approximately $16.8 million, or 9.6%, between December 31, 2010 and April 2, 2011 primarily due to increases in the R-HVAC and C-HVAC segments related to increased purchasing in anticipation of higher sales levels in the second quarter of 2011.  The change in accounts payable at April 2, 2011 also reflects an increase of approximately $2.0 million related to the effect of changes in foreign currency exchange rates.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2011
AND THE FIRST QUARTER ENDED APRIL 3, 2010

Accrued expenses and taxes, net increased approximately $23.0 million, or approximately 11.9%, between December 31, 2010 and April 2, 2011 primarily as a result of an increase in accrued interest related to the upcoming cash interest payments due on our outstanding indebtedness.

Changes in certain working capital accounts, as noted above, between December 31, 2010 and April 2, 2011, differ from the changes reflected in our unaudited condensed consolidated statement of cash flows for such period as a result of non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Debt Covenant Compliance

The agreements that govern the terms of our outstanding debt, including the indentures that govern the 10% Notes and the 8.5% Notes, and the credit agreements that govern the ABL Facility and Term Loan Facility, contain covenants that restrict our ability and the ability of certain of our subsidiaries to, among other things:

•	consolidate, merge or sell assets;

•	pay dividends or make other restricted payments;

•	incur additional indebtedness;

•	make loans or investments;

•	incur certain liens;

•	enter into transactions with affiliates; and

•	agree to dividend payment restrictions affecting certain of our subsidiaries.

Additionally, pursuant to the terms of the ABL Facility, we will be required to deposit cash from our material deposit accounts (including all concentration accounts) daily in collection accounts maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit, if (i) excess availability (as defined in the ABL Facility) falls below the greater of $35.0 million or 15% of the borrowing base or (ii) an event of default has occurred and is continuing. In addition, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.1 to 1.0. The ABL Facility also restricts our ability to prepay our other indebtedness, including the 10% Notes, the 8.5% Notes and the Term Loan Facility, or designate any other indebtedness as senior debt.

In addition, the indentures that govern our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indentures governing our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined by the Term Loan Facility, 10% Notes and 8.5% Notes) for such trailing four quarter period. As of April 2, 2011, under the 10% Notes, the FCCR was approximately 1.69 to 1.0.

A breach of the covenants under the indentures that govern our 10% Notes and 8.5% Notes or the credit agreements that govern the ABL Facility and Term Loan Facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the ABL Facility would permit the lenders under the ABL Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our ABL Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we cannot provide assurance that we and our subsidiaries would have sufficient assets to repay such indebtedness.

As of April 2, 2011, we were in compliance with all covenants under the indenture that governs the 10% Notes and the credit agreement that governs the ABL Facility.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2011
AND THE FIRST QUARTER ENDED APRIL 3, 2010

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

We believe that the inclusion of supplementary adjustments to CCF applied in presenting ACCF are appropriate to provide additional information to investors about the performance of the business, and we are required to reconcile net earnings (loss) to ACCF to demonstrate compliance with debt covenants. While the determination of appropriate adjustments in the calculation of ACCF is subject to interpretation under the terms of the 10% Notes and 8.5% Notes, management believes the adjustments described below are in accordance with the covenants in the 10% Notes and 8.5% Notes.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2011
AND THE FIRST QUARTER ENDED APRIL 3, 2010

The following table reconciles net earnings (loss) to CCF and ACCF for the trailing four quarters ended April 2, 2011 and April 3, 2010:

	(1)	(2)	(3)	Trailing Four Quarters Ended
	Year Ended	For the first quarter of		(1)+(2)-(3)
	Dec. 31 2010	2011	2010	Apr. 2, 2011	Apr. 3, 2010
	(Dollar amounts in millions)
Net (loss) earnings	$(13.4)	$(21.1)	$(13.4)	$(21.1)	$628.0
(Benefit) provision for income taxes	(11.6)	(6.3)	(6.0)	(11.9)	68.5
Gain on reorganization items, net	—	—	—	—	(1,035.9)
Interest expense	95.7	29.3	23.6	101.4	124.5
Investment income	(0.1)	—	—	(0.1)	(0.1)
Depreciation and amortization expense	91.7	29.5	30.7	90.5	79.1
Consolidated Cash Flow	$162.3	$31.4	$34.9	$158.8	$(135.9)
Pre-petition reorganization items (a)	—	—	—	—	22.5
Management fees (b)	—	—	—	—	0.5
Investment income	0.1	—	—	0.1	0.1
Non-recurring cash charges (c)	2.4	—	—	2.4	1.1
Other non-recurring items (d)	(3.0)	—	2.0	(5.0)	2.9
Non-cash impairment charges (e)	—	—	—	—	285.2
Share-based compensation expense	2.8	0.4	0.6	2.6	0.7
Net foreign exchange (gains) losses (f)	(0.3)	(0.2)	(0.8)	0.3	(2.2)
Restructuring (g)	5.2	2.0	0.3	6.9	3.9
Pro-forma effect of acquisitions (h)	36.1	—	5.6	30.5	—
Adjusted Consolidated Cash Flow	$205.6	$33.6	$42.6	$196.6	$178.8

(a)	Relates to pre-petition advisory and other fees related to the reorganization of our capital structure.

(b)
Relates to the management agreement between Nortek and Nortek Holdings, Inc. and an affiliate of Thomas H. Lee Partners, L.P. providing for certain financial and strategic advisory and consultancy services which was canceled as part of the Company's December 2010 bankruptcy organization.

(c)	Relates to miscellaneous non-recurring items which are limited by the covenants as defined in the indenture governing the 10% Notes.

(d)
For the trailing four quarters ended April 2, 2011 includes a gain of approximately $5.0 million related to the reversal of a loss contingency reserve that was previously provided in 2009 related to one of our subsidiaries in our TECH segment.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2011
AND THE FIRST QUARTER ENDED APRIL 3, 2010

As noted previously, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.1 to 1.0. At April 2, 2011, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility was approximately $146.8 million (based upon the February 2011 borrowing base calculation), which exceeded $30.0 million and 12.5% of the borrowing base. Our FCCR under the ABL Facility at April 2, 2011 was 1.32 to 1.0. Similar to the 10% Notes and the 8.5% Notes, the FCCR under the ABL Facility is the ratio of the ACCF to Fixed Charges; however, in addition to other minor differences, the ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at April 2, 2011 was approximately $134.9 million.

Risks and Uncertainties

In the fourth quarter of 2009, two of our subsidiaries in the TECH segment began shipping security products to a new customer under an agreement to manufacture and sell these security products. Under this agreement, we recognized net sales of approximately $9.2 million during the first quarter of 2011. We did not recognize any sales relating to this customer for the first quarter of 2010. The agreement includes payment terms which are extended beyond the subsidiaries' normal payment terms. We have determined that cash basis accounting treatment is appropriate for revenue recognition under this agreement. Accordingly, we have deferred revenue recognition on approximately $18.6 million and $9.2 million of net sales at April 2, 2011 and December 31, 2010, respectively, and recorded the cost basis of related inventory shipped of approximately $12.3 million and $6.5 million at April 2, 2011 and December 31, 2010, respectively, in other current assets in the accompanying unaudited condensed consolidated balance sheet. In addition, we have included in inventory approximately $20.0 million and $6.1 million at April 2, 2011 and December 31, 2010, respectively, related to this customer. As only limited cash collection history was available in periods prior to December 31, 2009, we recorded loss contingency reserves of approximately $2.0 million as a reduction to other current assets during the first quarter of 2010. Based on collection experience with this customer throughout 2010 and 2011, we believe that we will be able to recover all revenue on the inventories shipped to this customer and no loss contingency reserves were recorded at April 2, 2011.

Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At April 2, 2011, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At April 2, 2011, approximately 91.3% of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates.  Based upon interest rates in effect at April 2, 2011, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $0.7 million for the remainder of 2011. As a result of the second quarter 2011 debt transactions previously discussed, the percentage of long-term debt at fixed interest rates is expected to decrease from approximately 91% to approximately 63%. Additionally, based upon the initial borrowings under the Term Loan Facility with an initial interest rate of 5.25%, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $2.3 million from the date of issuance through the remainder of 2011.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the first quarter of 2011, the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations.  The

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2011
AND THE FIRST QUARTER ENDED APRIL 3, 2010

impact of changes in foreign currency exchange rates related to translation resulted in an increase in stockholders’ investment of approximately $2.2 million and $0.8 million for the first quarter of 2011 and 2010, respectively.  The impact of changes in foreign currency exchange rates related to transactions resulted in an increase in net foreign exchange gains recorded in SG&A of approximately $0.5 million for the first quarter of 2011 as compared to the same period of 2010. We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at April 2, 2011 consist primarily of short-term borrowings by certain of our foreign subsidiaries.  We generally do not enter into derivative financial instruments to manage foreign currency exposure.

Forward-Looking Statements

This document contains forward-looking statements.  When used in this discussion and throughout this document, words, such as “intends”, “plans”, “estimates”, “believes”, “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on the Company’s current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.  Important factors that could cause actual future activities and operating results to differ include availability and cost of certain raw materials (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood and aluminum) and purchased components, freight costs, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment levels, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, prices, and product and warranty liability claims.  Other factors are discussed under “- Industry Overview” and “- Overview”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Readers are also urged to carefully review and consider the various disclosures made by the Company in this document, as well as the Company’s annual report on Form 10-K for fiscal year 2010 and periodic reports filed with the SEC.

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

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A “Risk Factors” in our annual report on Form 10-K filed with the SEC. There have been no material changes from the risk factors disclosed in such annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter ended April 2, 2011, the Company granted options to purchase 10,000 shares of common stock at an exercise price of $39.95 per share pursuant to the 2009 Omnibus Incentive Plan.  Such stock options vest at the rate of 20% on each anniversary of the grant date, beginning with the first anniversary of the grant date, with 100% vesting upon the fifth anniversary of the grant date, and, unless terminated earlier, expire on the tenth anniversary of the grant date.  The issuance of such options to purchase common stock is exempt from Section 5 of the Securities Act pursuant to Rule 701 of the Securities Act.

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

May 12, 2011