Form 10-Q
period 2011-07-02
NORTEK INC
filed 2011-08-09
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011
OR

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [X]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

The number of shares of Common Stock outstanding as of August 5, 2011 was 15,127,972.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	July 2, 2011	December 31, 2010
Assets
Current Assets:
Unrestricted cash and cash equivalents	$41.8	$57.7
Restricted cash	0.1	0.1
Accounts receivable, less allowances of $4.8 million and $4.9 million, respectively	318.1	280.8
Inventories:
Raw materials	103.3	92.9
Work in process	31.3	24.3
Finished goods	207.1	196.3
	341.7	313.5
Prepaid expenses	18.9	15.9
Other current assets	42.0	13.8
Tax refunds receivable	10.8	18.5
Prepaid income taxes	25.5	16.9
Total current assets	798.9	717.2

Property and Equipment, at Cost:
Land	18.6	18.2
Buildings and improvements	82.5	76.0
Machinery and equipment	193.6	185.4
	294.7	279.6
Less accumulated depreciation	64.3	44.1
Total property and equipment, net	230.4	235.5

Other Assets:
Goodwill	299.7	292.1
Intangible assets, less accumulated amortization of $61.0 million and $38.2 million, respectively	685.5	695.0
Deferred debt expense	21.5	12.2
Restricted investments and marketable securities	2.2	2.4
Other assets	21.8	16.7
	1,030.7	1,018.4
Total Assets	$2,060.0	$1,971.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)
(Dollar amounts in millions, except shares data)

	July 2, 2011	December 31, 2010
Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term obligations	$4.5	$8.6
Current maturities of long-term debt	31.9	7.7
Long-term debt (Note G)	0.7	1.5
Accounts payable	204.0	175.7
Accrued expenses and taxes, net	203.0	193.2
Total current liabilities	444.1	386.7

Other Liabilities:
Deferred income taxes	142.0	152.7
Other	173.2	171.1
	315.2	323.8

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,193.0	1,101.8

Commitments and Contingencies (Note H)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at July 2, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 15,200,439 and 15,000,000 shares issued at July 2, 2011 and December 31, 2010, respectively	0.1	0.1
Additional paid-in capital	176.5	174.7
Accumulated deficit	(69.8)	(16.8)
Accumulated other comprehensive income	4.0	0.8
Less: Treasury stock at cost, 72,467 shares at July 2, 2011	(3.1)	—
Total stockholders' investment	107.7	158.8
Total Liabilities and Stockholders' Investment	$2,060.0	$1,971.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the second quarter ended
	July 2, 2011	July 3, 2010
	(Dollar amounts in millions,
	except shares and per share data)

Net Sales	$564.9	$509.0

Costs and Expenses:
Cost of products sold	412.1	370.2
Selling, general and administrative expense, net	121.1	101.6
Amortization of intangible assets	10.9	10.1
	544.1	481.9
Operating earnings	20.8	27.1
Interest expense	(27.1)	(23.4)
Loss from debt retirement	(33.8)	—
Investment income	0.1	—
(Loss) earnings before (benefit) provision for income taxes	(40.0)	3.7
(Benefit) provision for income taxes	(8.1)	3.4
Net (loss) earnings	$(31.9)	$0.3

Basic (loss) earnings per share	$(2.11)	$0.02

Diluted (loss) earnings per share	$(2.11)	$0.02

Weighted Average Common Shares:
Basic	15,127,265	15,000,000
Diluted	15,127,265	15,280,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the first six months ended
	July 2, 2011	July 3, 2010
	(Dollar amounts in millions,
	except shares and per share data)

Net Sales	$1,053.5	$939.9

Costs and Expenses:
Cost of products sold	773.7	690.1
Selling, general and administrative expense, net	234.3	197.9
Amortization of intangible assets	22.8	20.6
	1,030.8	908.6
Operating earnings	22.7	31.3
Interest expense	(56.4)	(47.0)
Loss from debt retirement	(33.8)	—
Investment income	0.1	—
Loss before benefit from income taxes	(67.4)	(15.7)
Benefit from income taxes	(14.4)	(2.6)
Net loss	$(53.0)	$(13.1)

Basic loss per share	$(3.51)	$(0.87)

Diluted loss per share	$(3.51)	$(0.87)

Weighted Average Common Shares:
Basic	15,117,519	15,000,000
Diluted	15,117,519	15,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first six months ended
	July 2, 2011	July 3, 2010
	(Dollar amounts in millions)
Cash flows from operating activities:
Net loss	$(53.0)	$(13.1)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	50.4	53.5
Loss from debt retirement	33.8	—
Non-cash interest expense, net	2.6	1.0
Non-cash share-based compensation expense	0.3	1.2
Gain on sale of property and equipment	(0.1)	(0.2)
Deferred federal income tax benefit	(21.5)	(16.0)
Changes in certain assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(31.3)	(35.5)
Inventories	(30.3)	(11.2)
Prepaid and other current assets	(31.4)	(15.5)
Accounts payable	24.0	33.2
Accrued expenses and taxes	22.4	10.5
Long-term assets, liabilities and other, net	2.0	1.7
Total adjustments to net loss	20.9	22.7
Net cash (used in) provided by operating activities	(32.1)	9.6
Cash flows from investing activities:
Capital expenditures	(10.6)	(8.3)
Net cash paid for businesses acquired (Note B)	(31.0)	(1.3)
Investment in joint venture (Note B)	(5.3)	—
Proceeds from the sale of property and equipment	0.5	0.5
Change in restricted cash and marketable securities	0.2	0.5
Other, net	0.2	0.1
Net cash used in investing activities	(46.0)	(8.5)
Cash flows from financing activities:
Increase in borrowings	77.6	40.3
Payment of borrowings	(48.9)	(89.4)
Sale of the 8.5% Senior Notes due 2021	500.0	—
Net proceeds from borrowings under the Term Loan Facility	348.2	—
Redemption of the 11% Senior Secured Notes due 2013	(753.3)	—
Fees paid in connection with new debt facilities	(58.7)	—
Payment of minimum withholding taxes in connection with vesting of restricted stock	(2.7)	—
Other, net	—	(0.6)
Net cash provided by (used in) financing activities	62.2	(49.7)
Net change in unrestricted cash and cash equivalents	(15.9)	(48.6)
Unrestricted cash and cash equivalents at the beginning of the period	57.7	89.6
Unrestricted cash and cash equivalents at the end of the period	$41.8	$41.0
Supplemental disclosure of cash flow information:
Interest paid	$52.3	$42.4
Income taxes (refunded) paid, net	$(6.0)	$8.6

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2011 AND JULY 3, 2010

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

The Company operates on a calendar year and for its interim periods operates on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year always begins on January 1 and ends on December 31. As a result, the Company's first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The second quarters ended July 2, 2011 (“second quarter of 2011”) and July 3, 2010 (“second quarter of 2010”) each include 91 days. The first six months ended July 2, 2011 ("first half of 2011") and July 3, 2010 ("first half of 2010") include 183 days and 184 days, respectively.

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of the Company after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, the Company believes that the disclosures included are adequate to make the information presented herein not misleading. Operating results for the second quarter and first six months ended July 2, 2011 are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2011. Certain amounts in the prior year's unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation, this includes reclassifications to other current assets, other assets, accrued expenses and taxes, net and other liabilities related to expected insurance reimbursements. The Company has evaluated subsequent events for potential recognition or disclosure through the date the financial statements were issued, August 9, 2011.

It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's latest annual report on Form 10-K and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission ("SEC").

New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross, or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for reporting periods beginning after December 15, 2011. Early application is permitted. The Company will adopt this pronouncement in the first quarter of 2012, and it will have no effect on its financial position or results of operations but it will impact the way the Company presents comprehensive income.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2011 AND JULY 3, 2010
(Continued)

prospective application. The Company will adopt this pronouncement in the first quarter of 2012, and does not expect its adoption to have a material effect on its financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-29 which amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There was no impact on the Company's consolidated financial results as the amendments relate only to additional disclosures.

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

In January 2010, the FASB issued ASU No. 2010-06 which establishes additional disclosure requirements for fair value measurements which the Company included in its interim and annual financial statements in 2010. Certain disclosure requirements relating to fair value measurements using significant unobservable inputs (Level 3) were deferred until January 1, 2011. These new requirements did not have an impact on the Company's consolidated financial results or disclosure in the unaudited condensed consolidated financial statements (see Note I, "Fair Value”).

In October 2009, the FASB issued ASU No. 2009-14 which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product's essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance must be adopted in the same period that a company adopts ASU No. 2009-13 described in the following paragraph. Therefore, the Company adopted this guidance on January 1, 2011. The adoption of ASU No. 2009-14 did not have a material impact on the Company's consolidated financial statements.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2011 AND JULY 3, 2010
(Continued)

(B)	Acquisitions and Other Investments

On April 28, 2011, the Company, through wholly-owned subsidiaries, acquired all of the stock of TV One Broadcast Sales Corporation, Barcom (UK) Holdings Limited and Barcom Asia Holdings, LLC (collectively, "TV One") for approximately $26.1 million.  In connection with the acquisition of TV One in the second quarter of 2011, the Company also incurred approximately $0.8 million of fees and expenses, which have been recorded in selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations. TV One sells a complete range of video signal processing products for the professional audio/video and broadcast markets. TV One is included in the Company's Technology Products segment. The Company has made preliminary estimates of the fair value of assets and liabilities of TV One, utilizing information available at the time that the Company's unaudited condensed consolidated financial statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. The Company is in the process of finalizing the purchase accounting and final estimates of fair value of assets and liabilities, which is expected to be completed during the second half of 2011. Any changes to the estimates for these amounts or other final purchase accounting adjustments will be reflected as an adjustment to goodwill in the second half of 2011 when the purchase price calculation is finalized.

On March 21, 2011, the Company, through its wholly owned subsidiary Huntair Middle East Holdings, Inc. ("Huntair"), acquired a forty-nine percent minority interest in Huntair Arabia, for approximately $5.3 million. Huntair Arabia is an operating joint venture between the Company and Alessa Advanced Projects Company ("Alessa") in Saudi Arabia that was formed for purposes of trading, manufacturing, supplying, installing, and servicing commercial air conditioning and commercial air handling units in Saudi Arabia and certain other regions. The Company does not have a controlling financial interest and, therefore, is accounting for this investment under the equity method of accounting within the Commercial HVAC segment. In connection with its investment in Huntair Arabia, Huntair issued a 10 year note to Alessa for approximately $5.3 million. The note does not bear interest and as such, the Company has recorded the note, net of discount of approximately $1.0 million, on its accompanying unaudited condensed consolidated balance sheet at July 2, 2011.

On December 17, 2010, the Company acquired all of the outstanding stock of Ergotron, Inc. (“Ergotron"). Ergotron is a designer, manufacturer and marketer of innovative, ergonomic mounting and mobility products for computer monitors, notebooks and flat panel displays in the United States and other parts of the world. The estimated purchase price was approximately $298.0 million, consisting of cash payments totaling approximately $295.6 million, of which approximately $5.8 million was paid in the first half of 2011, and an estimated payable to the sellers of approximately $2.4 million related to the remaining estimated reimbursement of federal and state tax refunds due to Ergotron for the pre-acquisition period in 2010. The final amounts due for the reimbursement of federal and state tax refunds will be determined when the final pre-acquisition tax returns are filed and the refunds are collected, which is expected to occur in the third and fourth quarters of 2011. Any changes to the estimates for these amounts or other final purchase accounting adjustments will be reflected as an adjustment to goodwill in the second half of 2011 when the purchase price calculation is finalized.

Goodwill associated with the acquisition of Ergotron was recorded in the Technology Products segment and the Company does not believe that any of the goodwill will be deductible for tax purposes. Due to revisions to the preliminary estimate of fair value, which primarily related to intangible assets, net of deferred tax consequences, the preliminary goodwill allocation related to Ergotron increased by approximately $0.5 million from $130.0 million as of December 31, 2010 to approximately $130.5 million as of July 2, 2011.

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

The acquisitions of TV One, Ergotron and Luxor contributed approximately $59.4 million to net sales and approximately $6.4 million (which includes depreciation and amortization of approximately $4.3 million) to operating earnings for the second quarter of 2011 and contributed approximately $110.5 million to net sales and approximately $4.7 million (which includes depreciation and amortization of approximately $16.5 million, including approximately $7.4 million relating to the amortization of fair value allocated to inventory) to operating earnings for the first six months of 2011 .

Contingent consideration of approximately $1.3 million was paid in the first quarter of 2010 related to the acquisition of

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2011 AND JULY 3, 2010
(Continued)

certain entities.  The Company does not anticipate paying any further contingent consideration for completed acquisitions as of July 2, 2011.

The following table presents a summary of the activity in goodwill by reporting segment for the first half of 2011:

	Dec. 31, 2010	Purchase Accounting (1)	July 2, 2011
	(Amounts in millions)
Residential Ventilation Products (“RVP”):
Gross goodwill	$154.8	$—	$154.8
Impairment losses	—	—	—
Net RVP goodwill	154.8	—	154.8
Technology Products (“TECH”):
Gross goodwill	137.3	7.6	144.9
Impairment losses	—	—	—
Net TECH goodwill	137.3	7.6	144.9
Consolidated goodwill (2):
Gross goodwill	292.1	7.6	299.7
Impairment losses	—	—	—
Net consolidated goodwill	$292.1	$7.6	$299.7

(1)	Purchase accounting adjustments for TECH goodwill during the first half of 2011 relate to the acquisitions of Ergotron and TV One.

(2)	There was no goodwill allocated to the R-HVAC or C-HVAC reporting segments at either July 2, 2011 or December 31, 2010.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2011 AND JULY 3, 2010
(Continued)

(C)	Stockholders' Investment

Activity within stockholders' investment, including comprehensive (loss) income, for the second quarter of 2011 and 2010 is as follows:

	Common Stock	Addi- tional Paid-In Capital	Accumu- lated Deficit	Accumu- lated Other Compre- hensive Income	Treasury Stock	Compre- hensive (Loss) Income
	(Amounts in millions)
Balance, April 2, 2011	$0.1	$175.3	$(37.9)	$3.0	$(2.9)	$—
Net loss	—	—	(31.9)	—	—	(31.9)
Other comprehensive income:
Currency translation adjustment	—	—	—	0.6	—	0.6
Pension liability adjustment, net of tax of approximately $0.3 million	—	—	—	0.4	—	0.4
Comprehensive loss						$(30.9)
11,750 shares of common stock issued upon exercise of stock options	—	0.2	—	—	—
4,608 shares of treasury stock acquired	—	—	—	—	(0.2)
Modification to executive stock option arrangements	—	1.1	—	—	—
Share-based compensation expense	—	(0.1)	—	—	—
Balance, July 2, 2011	$0.1	$176.5	$(69.8)	$4.0	$(3.1)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Compre- hensive Income(Loss)
	(Amounts in millions)
Balance, April 3, 2010	$0.1	$172.5	$(16.8)	$2.6	$—
Net earnings	—	—	0.3	—	0.3
Other comprehensive loss:
Currency translation adjustment	—	—	—	(2.9)	(2.9)
Pension liability adjustment	—	—	—	(0.1)	(0.1)
Comprehensive loss					$(2.7)
Share-based compensation expense	—	0.6	—	—
Balance, July 3, 2010	$0.1	$173.1	$(16.5)	$(0.4)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2011 AND JULY 3, 2010
(Continued)

 Activity within stockholders' investment, including comprehensive (loss) income, for the first half of 2011 and 2010 is as follows:

	Common Stock	Addi- tional Paid-In Capital	Accumu- lated Deficit	Accumu- lated Other Compre- hensive Income	Treasury Stock	Compre- hensive (Loss) Income
	(Amounts in millions)
Balance, December 31, 2010	$0.1	$174.7	$(16.8)	$0.8	$—	$—
Net loss	—	—	(53.0)	—	—	(53.0)
Other comprehensive income:
Currency translation adjustment	—	—	—	2.8	—	2.8
Pension liability adjustment, net of tax of approximately $0.3 million	—	—	—	0.4	—	0.4
Comprehensive loss						$(49.8)
175,261 shares of common stock issued upon vesting of restricted stock	—	—	—	—	—
25,178 shares of common stock issued upon exercise of stock options	—	0.4	—	—	—
72,467 shares of treasury stock acquired	—	—	—	—	(3.1)
Modification to executive stock option arrangements	—	1.1	—	—	—
Share-based compensation expense	—	0.3	—	—	—
Balance, July 2, 2011	$0.1	$176.5	$(69.8)	$4.0	$(3.1)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Compre- hensive (Loss) Income
	(Amounts in millions)
Balance, December 31, 2009	$0.1	$171.9	$(3.4)	$1.5	$—
Net loss	—	—	(13.1)	—	(13.1)
Other comprehensive income (loss):
Currency translation adjustment	—	—	—	(2.1)	(2.1)
Pension liability adjustment	—	—	—	0.2	0.2
Comprehensive loss					$(15.0)
Share-based compensation expense	—	1.2	—	—
Balance, July 3, 2010	$0.1	$173.1	$(16.5)	$(0.4)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2011 AND JULY 3, 2010
(Continued)

(D)	(Loss) earnings per Share

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

The reconciliation between basic and diluted (loss) earnings per share for the second quarter and first half of 2011 and 2010 is as follows:

	For the second quarter of		For the first half of
	2011	2010	2011	2010
	(Dollar amounts in millions, except shares and per share data)

Net (loss) earnings	$(31.9)	$0.3	$(53.0)	$(13.1)

Weighted average common shares
outstanding	15,127,265	15,000,000	15,117,519	15,000,000
Dilutive effect of stock options	—	280,631	—	—
Dilutive shares outstanding	15,127,265	15,280,631	15,117,519	15,000,000

Basic (loss) earnings per share	$(2.11)	$0.02	$(3.51)	$(0.87)

Diluted (loss) earnings per share	$(2.11)	$0.02	$(3.51)	$(0.87)

The effect of certain potential common share equivalents, including warrants, unvested restricted stock and stock options were excluded from the computation of diluted shares outstanding for the second quarter and first half of 2011 and 2010, as inclusion would have been anti-dilutive.  A summary of these common share equivalents excluded from the second quarter and first half of 2011 and 2010 is as follows:

	For the second quarter of		For the first half of
	2011	2010	2011	2010
Warrants	789,474	789,474	789,474	789,474
Restricted stock	318,423	706,481	318,423	706,481
Stock options	532,116	—	532,116	766,481
Total	1,640,013	1,495,955	1,640,013	2,262,436

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2011 AND JULY 3, 2010
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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2011 AND JULY 3, 2010
(Continued)

Unaudited net sales, operating earnings and (loss) earnings before (benefit) provision for income taxes for the Company’s reporting segments for the second quarter of 2011 and 2010 were as follows:

	For the second quarter of
	2011	2010
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$150.6	$154.1
Technology products	180.6	115.5
Residential HVAC products	125.2	145.4
Commercial HVAC products	108.5	94.0
Consolidated net sales	$564.9	$509.0

Operating earnings (loss):
Residential ventilation products	$8.6	$14.5
Technology products	19.0	3.9
Residential HVAC products	5.6	13.0
Commercial HVAC products	2.4	2.5
Subtotal	35.6	33.9
Executive retirement (Note L)	(8.5)	—
Unallocated, net	(6.3)	(6.8)
Consolidated operating earnings	20.8	27.1
Interest expense	(27.1)	(23.4)
Loss from debt retirement	(33.8)	—
Investment income	0.1	—
(Loss) earnings before (benefit) provision for income taxes	$(40.0)	$3.7

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2011 AND JULY 3, 2010
(Continued)

Unaudited net sales, operating earnings and loss before benefit from income taxes for the Company’s reporting segments for the first half of 2011 and 2010 were as follows:

	For the first half of
	2011	2010
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$301.4	$307.1
Technology products	337.9	209.7
Residential HVAC products	208.7	242.3
Commercial HVAC products	205.5	180.8
Consolidated net sales	$1,053.5	$939.9

Operating earnings (loss):
Residential ventilation products	$18.8	$29.8
Technology products	20.7	(3.5)
Residential HVAC products	4.7	14.2
Commercial HVAC products	0.2	4.6
Subtotal	44.4	45.1
Executive retirement (Note L)	(8.5)	—
Unallocated, net	(13.2)	(13.8)
Consolidated operating earnings	22.7	31.3
Interest expense	(56.4)	(47.0)
Loss from debt retirement	(33.8)	—
Investment income	0.1	—
Loss before benefit from income taxes	$(67.4)	$(15.7)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2011 AND JULY 3, 2010
(Continued)

(F)	Income Taxes

The Company provided for income taxes on an interim basis based upon the estimated annual effective tax rate for 2011 and 2010.  The following reconciles the federal statutory income tax rate to the effective tax rate of approximately 21.4% and 16.6% for the first half of 2011 and 2010, respectively:

	For the first half of
	2011	2010
Income tax at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
Increase in valuation allowance related to deferred tax assets	(6.6)	(20.6)
Increase in uncertain tax positions, including interest	(0.4)	(1.6)
State income tax benefit, net of federal income tax effect	0.4	2.0
Tax effect resulting from foreign activities	(9.2)	1.8
Non-deductible expenses	2.2	0.2
Other, net	—	(0.2)
Income tax at effective rate	21.4%	16.6%

The increase in valuation allowance relates to losses of certain foreign subsidiaries and losses in certain domestic jurisdictions. The Company has determined that based on the history of losses at these subsidiaries, a valuation allowance is required for these loss carry-forwards since it is more likely than not that these loss carry-forwards will not be realized.

As of January 1, 2011, the Company had a liability of approximately $21.2 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  There was no change to the liability for unrecognized tax benefits during the first half of 2011. The liability for uncertain tax positions is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet. The corresponding amount of gross uncertain tax benefits was approximately $21.9 million each at July 2, 2011 and December 31, 2010, respectively.

The amount of uncertain tax positions that will impact the Company's effective tax rate is approximately $11.2 million. The difference between the total amount of uncertain tax positions and the amount that will impact the effective tax rate represents the federal tax effect of state tax items and items that offset temporary differences.

As of July 2, 2011, the Company had approximately $2.4 million in unrecognized benefits relating to various state tax issues, for which the statute of limitations is expected to expire in 2011.

As of December 31, 2010, the Company had accrued liabilities of approximately $3.0 million for interest related to uncertain tax positions.  As of July 2, 2011, the total amount of accrued interest related to uncertain tax positions was approximately $3.6 million.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

(G)	Notes, Mortgage Notes and Obligations Payable

On April 26, 2011, the Company successfully completed the private placement of $500.0 million in aggregate principal amount of 8.5% Senior Notes due 2021 (the “8.5% Notes”). The Company also entered into a new senior secured term loan with a final maturity in 2017 and optional interest rates at the election of the Company, including LIBOR, as defined, plus 4.0% with a LIBOR floor of 1.25% (the “Term Loan Facility”). The Company borrowed $350.0 million aggregate principal under the Term Loan Facility at a 5.25% interest rate on April 26, 2011, which resulted in net proceeds to the Company of approximately $348.2 million, after deducting an original issue discount of approximately $1.8 million. The Company received approximately $827.3 million of net proceeds in connection with the issuance of the 8.5% Notes and Term Loan Facility, after deducting approximately $20.9 million of underwriting commissions and legal, accounting and other expenses incurred. As discussed further below, the Company used approximately $825.0 million of these net proceeds to repurchase or redeem all of the Company's 11% Senior Secured Notes, which included approximately $753.3 million of aggregate outstanding principal balance, approximately $37.8 million of tender and redemption premiums and approximately $33.9 million of accrued but unpaid interest as of the redemption dates. Net cash from these debt transactions

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2011 AND JULY 3, 2010
(Continued)

of approximately $2.3 million was retained by the Company for general corporate purposes.

The following is a summary of sources and uses in the second quarter of 2011 related to these debt transactions:

(Amounts in millions)
Sources:
Proceeds from issuance of the 8.5% Notes	$500.0
Proceeds from Term Loan Facility after deducting original issue discount of approximately $1.8 million	348.2
Total sources	848.2

Uses:
Repurchase or redemption of 11% Notes	(753.3)
Tender and redemption premiums for 11% Notes	(37.8)
Accrued and unpaid interest through the date of tender or redemption	(33.9)
Subtotal - 11% Notes repurchase or redemption	(825.0)
Underwriting commissions and legal, accounting and other expenses	(20.9)
Total uses	(845.9)

Net cash to Nortek	$2.3

During the second quarter of 2011, the Company used approximately $731.1 million of the net proceeds to repurchase approximately 88.5% or approximately $666.6 million aggregate principal amount of the 11% Notes through a tender offer in accordance with the terms of the Company's purchase and consent solicitation statement dated April 12, 2011 (the “Tender Offer”), which was completed on April 26, 2011. The Tender Offer entitled the holders of the 11% Notes to receive $1,052.50 per $1,000 in principal amount, plus accrued and unpaid interest, and resulted in a supplemental indenture to the 11% Notes, which substantially eliminated all affirmative and restrictive covenants and certain events of default under the indenture and provided for a shorter notice period in connection with a voluntary redemption. The Company used approximately $93.9 million to discharge its remaining obligations under the 11% Note indenture (approximately $86.7 million aggregated principal amount) through a deposit in trust funds sufficient to pay and discharge all remaining indebtedness, including accrued and unpaid interest, on the 11% Notes in conjunction with the notices of redemption sent to the remaining holders of the 11% Notes. Under the terms of the supplemental indenture to the 11% Notes, the Company was permitted to redeem $75.0 million aggregate principal amount at 103%, plus accrued and unpaid interest, and the remaining $11.7 million aggregate principal amount at 105%, plus accrued and unpaid interest.

As certain holders of the new 8.5% Notes and Term Loan Facility had previously held the 11% Notes up to the time of their repurchase or redemption, in accordance with Accounting Standards Codification 470-50, "Debt Modifications and Extinguishments" (“ASC 470-50”), the Company determined that, of the total approximately $60.5 million of original issue discounts, underwriting commissions, legal, accounting and other expenses and tender and redemption premiums, approximately $33.8 million should be recorded as a loss on debt retirement and that approximately $11.2 million and $15.5 million should be recorded as deferred debt expense and debt discount, respectively, and amortized over the lives of the respective debt instruments. The approximately $11.2 million of deferred debt expense was allocated approximately $6.3 million to the 8.5% Notes and approximately $4.9 million to the Term Loan Facility. The approximately $15.5 million of debt discount was allocated approximately $7.2 million to the 8.5% Notes and approximately $8.3 million to the Term Loan Facility.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2011 AND JULY 3, 2010
(Continued)

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
JULY 2, 2011 AND JULY 3, 2010
(Continued)

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

Other Indebtedness

The indenture governing the 10% Senior Notes due 2018 (the "10% Notes") contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and the sale of assets (all as defined in the indenture and other agreements). As of July 2, 2011, the Company had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $25.0 million.

At July 2, 2011 and December 31, 2010, the Company's subsidiary, Best, was not in compliance with certain maintenance covenants with respect to one of its loan agreements with borrowings outstanding of approximately $1.1 million and $1.4 million at July 2, 2011 and December 31, 2010, respectively. As a result, the Company reclassified the long-term portion of outstanding borrowings under this agreement of approximately $0.2 million and $0.6 million as a current liability on its consolidated balance sheet at July 2, 2011 and December 31, 2010, respectively.  The lender has not taken any action related to the covenant noncompliance at this time.  The next measurement date for the maintenance covenant is for the year ended December 31, 2011 and the Company believes it is probable that Best will not be in compliance with such covenants at such time.  No assurances can be given that the lender will continue to not take any action and accordingly, the Company could be required to repay this outstanding borrowing if non-compliance is not cured or waived, as the case may be. In the event this lender accelerates this loan, additional indebtedness of Best under a different loan agreement with borrowings outstanding of approximately $1.4 million and $1.7 million at July 2, 2011 and December 31, 2010, respectively, could also become immediately due and payable if such cross-default is not waived. As a result, the Company has also reclassified the long-term portion of this additional indebtedness of approximately $0.5 million and $0.9 million as a current liability on its consolidated balance sheet at July 2, 2011 and December 31, 2010, respectively.

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

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications of approximately $5.6 million at July 2, 2011, of which approximately $2.3 million are recorded in accrued expenses and approximately $3.3 million are recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet.  At July 2, 2011, the undiscounted future payments related to these indemnifications are estimated to be approximately $6.2 million.  At December 31, 2010, the Company had recorded liabilities in relation to these indemnifications of approximately $5.7 million, of which approximately $2.2 million was recorded in accrued expenses and approximately $3.5 million was recorded in other long-term liabilities in the accompanying condensed consolidated

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2011 AND JULY 3, 2010
(Continued)

balance sheet.

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

Changes in the Company’s combined short-term and long-term warranty liabilities during the second quarter of 2011 and 2010 are as follows:

	For the second quarter of
	2011	2010
	(Amounts in millions)
Balance, beginning of period	$56.9	$55.2
Warranties provided during period	6.8	7.4
Settlements made during period	(7.2)	(5.6)
Changes in liability estimate, including expirations and acquisitions	(1.0)	—
Balance, end of period	$55.5	$57.0

Changes in the Company’s combined short-term and long-term warranty liabilities during the first half of 2011 and 2010 are as follows:

	For the first half of
	2011	2010
	(Amounts in millions)
Balance, beginning of period	$55.9	$54.3
Warranties provided during period	12.1	12.8
Settlements made during period	(12.3)	(10.6)
Changes in liability estimate, including expirations and acquisitions	(0.2)	0.5
Balance, end of period	$55.5	$57.0

In the fourth quarter of 2009, two of the Company's subsidiaries in the TECH segment began shipping security products to a new customer under an agreement to manufacture and sell these security products. Under this agreement, the Company recognized net sales of approximately $18.0 million and $27.2 million during the second quarter and first half of 2011, respectively. The Company recognized net sales of approximately $11.4 million and $11.6 million relating to this customer during the second quarter and first half of 2010, respectively. The agreement includes payment terms which are extended beyond the subsidiaries' normal payment terms. The Company has determined that cash basis accounting treatment is appropriate for revenue recognition under this agreement. Accordingly, the Company has deferred revenue recognition on approximately $48.6 million and $9.2 million of net sales at July 2, 2011 and December 31, 2010, respectively, and recorded the cost basis of related inventory shipped of approximately $32.3 million and $6.5 million at July 2, 2011 and December 31, 2010, respectively, in other current assets in the accompanying unaudited condensed consolidated balance sheet. In addition, included in inventory is approximately $12.9 million and $6.1 million at July 2, 2011 and December 31, 2010, respectively, of inventory related to this customer. As only limited cash collection history was available in periods prior to December 31, 2009, the Company recorded loss contingency reserves of approximately $2.0 million as a reduction to other current assets during the first half of 2010. Based on collection experience with this customer throughout 2010 and 2011, the Company believes that it will be able to recover all revenue on the inventories shipped to this customer and no loss contingency reserves were recorded at July 2, 2011.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2011 AND JULY 3, 2010
(Continued)

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2011 AND JULY 3, 2010
(Continued)

Measured on a Recurring Basis

Restricted Investments and Marketable Securities (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at July 2, 2011 or December 31, 2010.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of July 2, 2011 and December 31, 2010 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value because of their short-term nature.

Long-Term Debt -- At July 2, 2011, the fair value of the Company's long-term indebtedness was approximately $27.8 million lower than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before unamortized discount of approximately $17.8 million. At December 31, 2010, the fair value of the Company’s long-term indebtedness was approximately $57.1 million higher than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before unamortized discount of approximately $2.0 million.  The fair values of the Company’s long-term obligations are determined using available market quotes.

(J)	Pension, Profit Sharing & Other Post-Retirement Benefits

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $1.2 million and $0.9 million for the second quarter of 2011 and 2010, respectively, and aggregated approximately $2.7 million and $1.9 million for the first half of 2011 and 2010, respectively.

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At July 2, 2011, the Company estimated that approximately $7.4 million would be contributed to the Company's defined benefit pension plans in 2011, of which approximately $2.4 million was contributed through the first half of 2011.

The Company’s unaudited net periodic (income) benefit cost for its defined benefit plans for the second quarter of 2011 and 2010 consists of the following components:

	For the second quarter of
	2011	2010
	(Dollar amounts in millions)
Service cost	$0.1	$0.1
Interest cost	2.2	2.2
Expected return on plan assets	(2.4)	(2.1)
Net periodic (income) benefit cost	$(0.1)	$0.2

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2011 AND JULY 3, 2010
(Continued)

The Company’s unaudited net periodic (income) benefit cost for its defined benefit plans for the first half of 2011 and 2010 consists of the following components:

	For the first half of
	2011	2010
	(Dollar amounts in millions)
Service cost	$0.2	$0.2
Interest cost	4.3	4.4
Expected return on plan assets	(4.7)	(4.2)
Net periodic (income) benefit cost	$(0.2)	$0.4

The Company's unaudited net periodic benefit income, consisting solely of recognized actuarial gains, for its post-retirement health benefit plan for the second quarter of 2011 was approximately $0.1 million. There were no periodic benefit costs for the Company's post-retirement health benefit plan for the first half of 2011. The Company's unaudited net periodic benefit cost, consisting solely of interest costs, for the second quarter and first half of 2010 was approximately $0.1 million and $0.2 million, respectively.

(K)	Exit and Disposal Activities

The Company has initiated various exit and disposal activities including, but not limited to, the following matters.

During 2010, the Company announced the formation of its new audio/visual control company within the TECH segment called The AVC Group, LLC ("The AVC Group"). Upon the formation of The AVC Group, the operations of Niles Audio Corporation, Elan Home Systems, L.L.C and Xantech LLC were combined to improve the overall operational efficiencies of these companies. In conjunction with the formation of The AVC Group, the Company is in the process of consolidating and shutting down certain of its facilities and, as a result, recorded net expenses within selling, general and administrative expense, net ("SG&A") of approximately $0.4 million for the first half of 2011 consisting of severance and other expenses. During 2010, the Company recorded approximately $2.8 million (of which approximately $2.6 million was recorded within SG&A) of severance and other expenses related to this activity, none of which was recorded in the first half of 2010. The Company does not anticipate recording any additional expenses related to severance or other costs associated with this activity.

In addition, the Company is in the process of shutting down its Aigis Mechtronics, Inc. ("Aigis") and Lite Touch, Inc. ("Lite Touch") facilities within the TECH segment. As a result, during the second quarter and first half of 2011, the Company recorded expenses of approximately $0.3 million and $0.6 million, respectively, within SG&A related to severance and other costs. The Company anticipates recording additional expenses associated with the closure of Aigis and Lite Touch of approximately $0.1 million through the remainder of 2011.

In February 2011, management approved a plan to reduce costs and improve production efficiencies at the Company's subsidiary, Best. During the second quarter and first half of 2011, the Company recorded expenses within SG&A of the RVP segment of approximately $0.2 million and $0.5 million related to severance and other costs. The Company also recorded additional severance costs of approximately $1.3 million within cost of products sold ("COGS") during the second quarter of 2011. The Company currently anticipates recording additional expenses related to this plan and the related investments in research and development, the reconfiguration of physical space, and relocation of equipment of approximately $1.9 million. The Company may approve additional plans in 2011 and may incur significant additional costs in 2011 and beyond.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2011 AND JULY 3, 2010
(Continued)

The following table sets forth exit and disposal activity in accordance with ASC 420, “Exit or Disposal Cost Obligations" (“ASC 420”) in the accompanying unaudited condensed consolidated statement of operations for the second quarter of 2011:

			Payments
	Balance		and Asset	Balance
	12/31/10	Provision	Write Downs	7/2/11
	(Amounts in millions)
Employee Separation Expenses:
SG&A	$2.0	$1.7	$(2.5)	$1.2
COGS	0.1	1.5	(1.1)	0.5
Total Employee Separation Expenses	2.1	3.2	(3.6)	1.7

Other Costs and Expenses:
SG&A	0.9	0.3	(0.8)	0.4
COGS	—	—	—	—
Total Other Costs and Expenses	0.9	0.3	(0.8)	0.4

Total Restructuring Activity:
SG&A	2.9	2.0	(3.3)	1.6
COGS	0.1	1.5	(1.1)	0.5
	$3.0	$3.5	$(4.4)	$2.1

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other costs include expenses associated with asset write-downs, terminating other contractual arrangements, costs to prepare facilities for closure, and costs to move equipment and products to other facilities.

(L)	Retirement of Richard L. Bready

On June 30, 2011, the Company announced that Richard L. Bready planned to retire from the positions Chairman of the Board of Directors, President and Chief Executive Officer of the Company, effective as July 1, 2011 (the “Retirement Date”).

Under the terms of his existing employment agreement and by agreement dated June 30, 2011 (the “Separation Agreement”), and in consideration for the observation by Mr. Bready of certain restrictive covenants for a period of 12 months after the Retirement Date, a release of claims against the Company, a non-disparagement covenant, and his agreement to provide certain consulting and transition services to the Company in connection with his retirement from the Company, Mr. Bready will receive: (i) a severance payment of $5,250,000, payable over 18 months in equal installments; (ii) a lump sum payment of $1,000,000 lieu of the lifetime health and medical coverage which would have been due under Mr. Bready's existing employment agreement, with a tax gross-up; (iii) approximately $750,000, payable over 18 months in equal installments in respect of certain perquisites set forth in Mr. Bready's employment agreement. Due to the requirements of Section 409A of the Internal Revenue Code of 1986, and pursuant to Company policy, the cash payments noted above that are due to Mr. Bready in connection with his separation from service will delayed for a period of six months. All unvested equity awards held by Mr. Bready as of the Retirement Date will be forfeited, except that half of his stock options that would have vested later this year will be deemed vested. Mr. Bready's vested stock options will remain exercisable until the earlier of (i) five years from the Retirement Date or (ii) the expiration date of the stock option.

As a result, the Company recorded approximately $8.5 million of severance expense within SG&A during the second quarter of 2011 related to Mr. Bready's separation agreement.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

Basis of Presentation

We operate on a calendar year and for our interim periods we operate on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The second quarters ended July 2, 2011 (“second quarter of 2011”) and July 3, 2010 (“second quarter of 2010”) each include 91 days. The first six months ended July 2, 2011 ("first half of 2011") and July 3, 2010 ("first half of 2010") include 183 days and 184 days, respectively.

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

Changes in key industry activity affecting our businesses in the United States for the second quarter and first half of 2011, the fourth quarter of 2010 and the full year of 2010 as compared to the same periods of 2010 and 2009, respectively, were as follows:

		% Increase (Decrease)
	Source of	2nd Quarter	1st Half	4th Quarter	Full Year
	Data	2011	2011	2010	2010
Private residential construction spending	1	(4)%	(5)%	(7)%	(3)%
Total housing starts	1	(4)%	(5)%	(3)%	6%
New home sales	1	(7)%	(13)%	(21)%	(14)%
Existing home sales	2	(13)%	(9)%	(19)%	(5)%
Residential improvement spending	1	5%	1%	(5)%	—%
Central air conditioning and heat pump shipments	3	9%	12%	(4)%	—%
Private non-residential construction spending	1	(4)%	(5)%	(12)%	(24)%
Manufactured housing shipments	1	(12)%	(13)%	(16)%	—%
Residential fixed investment spending	4	(7)%	(5)%	(6)%	(4)%

Source of data:

(1)	U.S. Census Bureau

(2)	National Association of Realtors

(3)	Air Conditioning and Refrigeration Institute

(4)	U.S. Bureau of Economic Analysis

In addition, according to the Canada Mortgage and Housing Corporation, Canadian housing starts decreased approximately 5% in the second quarter and first half of 2011 as compared to the second quarter and first half of 2010, increased approximately 1%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

in the fourth quarter of 2010 as compared to the fourth quarter of 2009 and increased approximately 27% for the full year of 2010 as compared to the full year of 2009.

The demand for certain of our products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during winter months usually reduces the level of building and remodeling activity in both home improvement and new construction markets, thereby reducing our sales levels during the first and fourth quarters.

We are subject to the effects of changing prices and the impact of inflation which could have a significant adverse effect on our results of operations. In some circumstances, market conditions or customer expectations may prevent us from increasing the prices of our products to offset the inflationary pressures that may increase costs in the future. During the second quarter and first half of 2011, we experienced higher material costs as a percentage of net sales as compared to the same periods of 2010 related primarily to changes in product mix, higher prices related to the purchase of steel and purchased components, such as motors, compressors and packaging, as well as from lower sales prices in the C-HVAC segment for jobs signed during the second half of 2010 and delivered in the first half of 2011.  We anticipate that commodity prices, including those relating to the purchase of copper and steel, for the second half of 2011 will increase as compared to the first half of 2011. Should these price levels continue or increase further there can be no assurance that we will be able to sufficiently increase sales prices to offset the adverse effect on earnings from rising material costs.

During the first half of 2011, we experienced increased freight costs as compared to the comparable period of 2010 primarily due to worldwide increased fuel costs. These increases were partially offset by a decrease in ocean freight costs in the second quarter of 2011 due to overcapacity in the ocean market. Continued strategic sourcing initiatives and other cost reduction measures help mitigate fluctuations in freight costs.

Outlook

Our outlook for the remainder of 2011 is for the housing markets to remain weak, after a slow first half start. Continued low consumer confidence, high unemployment levels and a continued high level of foreclosures are expected to continue to depress the housing markets. The non-residential market, which slowed in 2010, is expected to remain weak throughout 2011. These continued depressed market conditions, together with commodity cost pressures, will challenge our 2011 performance.

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

Acquisitions

We have made the following acquisitions since January 1, 2010:

Reporting Segment	Acquired Company	Acquisition Date	Primary Business of Acquired Company
TECH	Skycam, LLC	July 6, 2010	Distribution and sale of security cameras and digital video recorders via the Internet.
TECH	Ergotron, Inc.	December 17, 2010	Design, manufacture and sale of innovative, ergonomic mounting and mobility products for computer monitors, notebooks and flat panel displays in the United States and other parts of the world.
TECH	TV One Broadcast Sales Corporation; Barcom (UK) Holdings Limited; and Barcom Asia Holdings, LLC	April 28, 2011	Design, manufacture and sale of a complete range of video signal processing products for the professional audio/video and broadcast markets.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

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

The Company's critical accounting policy with respect to insurance liabilities, including product liability, is summarized below. Further detail regarding our other critical accounting policies can be found in the consolidated financial statements and the notes included in our annual report on Form 10-K as filed with the Securities and Exchange Commission.

Insurance Liabilities, including Product Liability

We record insurance liabilities and related expenses for health, workers compensation, product and general liability losses, and other insurance reserves and expenses in accordance with either the contractual terms of our policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent payments are expected to be made in the succeeding year with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims, and incurred but not reported claims as of the reporting date. We consider historical trends when determining the appropriate insurance reserves to record. In certain cases where partial insurance coverage exists, we must estimate the portion of the liability that will be covered by existing insurance policies to arrive at our net expected liability. Receivables for insurance recoveries for product liability claims are recorded as assets, on an undiscounted basis, in the accompanying unaudited condensed consolidated balance sheet as of July 2, 2011 and December 31, 2010. These recoveries are estimated based on the contractual arrangements with vendors and other third parties and historical trends. We believe that our procedures for estimating such amounts are reasonable.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

Results of Operations

The following table presents the financial information for our reporting segments for the second quarter of 2011 and 2010:

	For the second quarter of		Net Change
	2011	2010	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$150.6	$154.1	$(3.5)	(2.3)%
Technology products	180.6	115.5	65.1	56.4
Residential HVAC products	125.2	145.4	(20.2)	(13.9)
Commercial HVAC products	108.5	94.0	14.5	15.4
Consolidated net sales	$564.9	$509.0	$55.9	11.0%
Operating earnings (loss):
Residential ventilation products	$8.6	$14.5	$(5.9)	(40.7)%
Technology products	19.0	3.9	15.1	*
Residential HVAC products	5.6	13.0	(7.4)	(56.9)
Commercial HVAC products	2.4	2.5	(0.1)	(4.0)
Subtotal	35.6	33.9	1.7	5.0
Executive retirement	(8.5)	—	(8.5)	*
Unallocated, net	(6.3)	(6.8)	0.5	7.4
Consolidated operating earnings	$20.8	$27.1	$(6.3)	(23.2)%
Depreciation and amortization expense:
Residential ventilation products	$7.2	$8.4	$(1.2)	(14.3)%
Technology products	7.6	5.6	2.0	35.7
Residential HVAC products	3.1	4.0	(0.9)	(22.5)
Commercial HVAC products	3.0	4.8	(1.8)	(37.5)
Unallocated	—	—	—	*
Consolidated depreciation and amortization expense	$20.9	$22.8	$(1.9)	(8.3)%
Operating earnings (loss) margin:
Residential ventilation products	5.7%	9.4%
Technology products	10.5	3.4
Residential HVAC products	4.5	8.9
Commercial HVAC products	2.2	2.7
Consolidated	3.7%	5.3%
Depreciation and amortization expense as a % of net sales:
Residential ventilation products	4.8%	5.5%
Technology products	4.2	4.8
Residential HVAC products	2.5	2.8
Commercial HVAC products	2.8	5.1
Consolidated	3.7%	4.5%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

The following table presents the financial information for our reporting segments for the first half of 2011 and 2010:

	For the first half of		Net Change
	2011	2010	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$301.4	$307.1	$(5.7)	(1.9)%
Technology products	337.9	209.7	128.2	61.1
Residential HVAC products	208.7	242.3	(33.6)	(13.9)
Commercial HVAC products	205.5	180.8	24.7	13.7
Consolidated net sales	$1,053.5	$939.9	$113.6	12.1%
Operating earnings (loss):
Residential ventilation products	$18.8	$29.8	$(11.0)	(36.9)%
Technology products	20.7	(3.5)	24.2	*
Residential HVAC products	4.7	14.2	(9.5)	(66.9)
Commercial HVAC products	0.2	4.6	(4.4)	(95.7)
Subtotal	44.4	45.1	(0.7)	(1.6)
Executive retirement	(8.5)	—	(8.5)	*
Unallocated, net	(13.2)	(13.8)	0.6	4.3
Consolidated operating earnings	$22.7	$31.3	$(8.6)	(27.5)%
Depreciation and amortization expense:
Residential ventilation products	$14.4	$18.3	$(3.9)	(21.3)%
Technology products	23.6	16.1	7.5	46.6
Residential HVAC products	6.3	8.6	(2.3)	(26.7)
Commercial HVAC products	6.0	10.4	(4.4)	(42.3)
Unallocated	0.1	0.1	—	—
Consolidated depreciation and amortization expense	$50.4	$53.5	$(3.1)	(5.8)%
Operating earnings (loss) margin:
Residential ventilation products	6.2%	9.7%
Technology products	6.1	(1.7)
Residential HVAC products	2.3	5.9
Commercial HVAC products	0.1	2.5
Consolidated	2.2%	3.3%
Depreciation and amortization expense as a % of net sales:
Residential ventilation products	4.8%	6.0%
Technology products	7.0	7.7
Residential HVAC products	3.0	3.5
Commercial HVAC products	2.9	5.8
Consolidated	4.8%	5.7%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

The following table presents our financial information for the second quarter of 2011 and 2010.  The results of operations for the second quarter of 2011 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Net Change
	For the second quarter of		in Earnings
	2011	2010	$	%
	(Dollar amounts in millions)
Net Sales	$564.9	$509.0	$55.9	11.0%
Cost of products sold	412.1	370.2	(41.9)	(11.3)
Selling, general and administrative expense, net	121.1	101.6	(19.5)	(19.2)
Amortization of intangible assets	10.9	10.1	(0.8)	(7.9)
Operating earnings	20.8	27.1	(6.3)	(23.2)
Interest expense	(27.1)	(23.4)	(3.7)	(15.8)
Loss from debt retirement	(33.8)	—	(33.8)	*
Investment income	0.1	—	0.1	*
(Loss) earnings before (benefit) provision for income taxes	(40.0)	3.7	(43.7)	*
(Benefit) provision for income taxes	(8.1)	3.4	11.5	*
Net (loss) earnings	$(31.9)	$0.3	$(32.2)	*%

	Percentage of net sales for
	the second quarter of		Net Change
	2011	2010	in Percentage
Net Sales	100.0%	100.0%	—%
Cost of products sold	73.0	72.7	(0.3)
Selling, general and administrative expense, net	21.4	20.0	(1.4)
Amortization of intangible assets	1.9	2.0	0.1
Operating earnings	3.7	5.3	(1.6)
Interest expense	(4.8)	(4.6)	(0.2)
Loss from debt retirement	(6.0)	—	(6.0)
Investment income	—	—	—
(Loss) earnings before (benefit) provision for income taxes	(7.1)	0.7	(7.8)
(Benefit) provision for income taxes	(1.4)	0.6	2.0
Net (loss) earnings	(5.7)%	0.1%	(5.8)%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

The following table presents our financial information for the first half of 2011 and 2010.  The results of operations for the first half of 2011 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Net Change
	For the first half of		in Earnings
	2011	2010	$	%
	(Dollar amounts in millions)
Net Sales	$1,053.5	$939.9	$113.6	12.1%
Cost of products sold	773.7	690.1	(83.6)	(12.1)
Selling, general and administrative expense, net	234.3	197.9	(36.4)	(18.4)
Amortization of intangible assets	22.8	20.6	(2.2)	(10.7)
Operating earnings	22.7	31.3	(8.6)	(27.5)
Interest expense	(56.4)	(47.0)	(9.4)	(20.0)
Loss from debt retirement	(33.8)	—	(33.8)	*
Investment income	0.1	—	0.1	*
Loss before benefit from income taxes	(67.4)	(15.7)	(51.7)	*
Benefit from income taxes	(14.4)	(2.6)	11.8	*
Net loss	$(53.0)	$(13.1)	$(39.9)	*%

	Percentage of net sales for
	the first half of		Net Change
	2011	2010	in Percentage
Net Sales	100.0%	100.0%	—%
Cost of products sold	73.4	73.4	—
Selling, general and administrative expense, net	22.2	21.1	(1.1)
Amortization of intangible assets	2.2	2.2	—
Operating earnings	2.2	3.3	(1.1)
Interest expense	(5.4)	(5.0)	(0.4)
Loss from debt retirement	(3.2)	—	(3.2)
Investment income	—	—	—
Loss before benefit from income taxes	(6.4)	(1.7)	(4.7)
Benefit from income taxes	(1.4)	(0.3)	1.1
Net loss	(5.0)%	(1.4)%	(3.6)%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

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

Second quarter and first half ended July 2, 2011 as compared to the second quarter and first half ended July 3, 2010

Net Sales.  As discussed further in the following paragraphs, net sales for the second quarter of 2011 increased by approximately $55.9 million, or 11.0%, as compared to the second quarter of 2010 and for the first half of 2011, increased approximately $113.6 million, or 12.1%, as compared to the first half of 2010.  The effect of acquisitions and changes in foreign currency exchange rates increased net sales by approximately $59.4 million and $7.8 million, respectively, in the second quarter of 2011 and increased net sales by approximately $110.5 million and $11.0 million, respectively, in the first half of 2011.  Excluding the effect of acquisitions and changes in foreign currency exchange rates, net sales for the second quarter and first half of 2011 decreased by approximately $11.3 million and $7.9 million, respectively as compared to the same periods of 2010.

In the RVP segment, net sales for the second quarter of 2011 decreased approximately $3.5 million, or 2.3%, as compared to the second quarter of 2010 and decreased approximately $5.7 million, or 1.9% for the first half of 2011 as compared to the first half of 2010.  Net sales in the RVP segment for the second quarter and first half of 2011 reflect an increase of approximately $4.9 million and $6.7 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the RVP segment for the second quarter and first half of 2011 decreased approximately $8.4 million and $12.4 million, respectively, as compared to the same periods of 2010. Excluding the effect of changes in foreign currency exchange rates, the change in net sales for the second quarter and first half of 2011 is primarily the result of a decrease in the RVP segment’s Canadian business of approximately $4.6 million and $7.0 million, respectively, and to a lesser extent a decrease in the RVP segment's United States business of approximately $3.4 million and $5.3 million, respectively. These declines in North American sales are primarily attributable to industry wide declines in total housing starts, as well as new and existing home sales. Excluding the effect of changes in foreign currency exchange rates, the RVP segment’s European range hood business declined slightly in the second quarter and first half of 2011 as compared to the same period of 2010. Kitchen range hoods and bathroom exhaust fans are the largest product categories sold in the RVP segment, accounting for approximately 80% of the RVP segment’s total sales for both the second quarter of 2011 and 2010, respectively, as well as for both the first half of 2011 and 2010, respectively.

In the TECH segment, net sales for the second quarter of 2011 increased approximately $65.1 million, or 56.4%, as compared to the second quarter of 2010 and increased approximately $128.2 million, or 61.1% in the first half of 2011 as compared to the first half of 2010.  These increases are primarily related to the effect of acquisitions which contributed approximately $59.4 million and $110.5 million of net sales in the second quarter and first half of 2011, respectively. Increased sales of security and access control products, including the addition of a new customer to the segment in 2010, also contributed to the overall increase in net sales in the TECH segment for the second quarter and first half of 2011. This new customer contributed approximately $6.6 million and $15.6 million in additional net sales during the second quarter and first half of 2011, respectively, as compared to the same periods of 2010. Partially offsetting these increases in net sales was a slight decline in sales of audio/video distribution and control products.

Sales of security and access control products accounted for approximately 30% of total TECH segment net sales in both the second quarter and first half of 2011 as compared to approximately 41% and 39% of total TECH segment net sales in the second quarter and first half of 2010, respectively. Sales of audio/video distribution and control products accounted for approximately 30% of total TECH segment net sales in both the second quarter and first half of 2011 as compared to approximately 45% and 48% of total TECH segment net sales in the second quarter and first half of 2010, respectively. Digital display mounting and mobility products accounted for approximately 40% of total TECH segment net sales in both the second quarter and first half of 2011 as compared to approximately 14% and 13% of total TECH segment net sales in the second quarter and first half of 2010, respectively. The increase in sales for digital display mounting and mobility products is primarily the result of the acquisition of Ergotron in late 2010.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

In the R-HVAC segment, net sales for the second quarter of 2011 decreased approximately $20.2 million, or 13.9%, as compared to the second quarter of 2010 and decreased approximately $33.6 million, or 13.9%, in the first half of 2011 as compared to the first half of 2010.  This decrease was primarily driven by lower demand due to overall economic conditions and the continued depressed housing market, as well as substantially lower shipments to certain customers during the second quarter and first half of 2011 as compared to the same periods of 2010. This decrease in the first half of 2011 was also driven largely by air conditioning sales during the fourth quarter of 2010 to customers serving the residential site-built market for use as replacement products due to uncertainty of product availability subsequent to January 1, 2011. As a result of these fourth quarter sales, the segment experienced lower shipments in the first quarter of 2011 as these customers worked down their inventory levels. In addition, we estimate that other shipments of between approximately $3.5 million and $5.0 million were shipped to customers in the fourth quarter of 2010 that would have otherwise been shipped during the first quarter of 2011 primarily due to announced price increases effective January 1, 2011. These decreases were partially offset by the effect of increased sales prices effective January 1, 2011. The R-HVAC segment announced additional price increases effective June 15, 2011.

In the C-HVAC segment, net sales for the second quarter of 2011 increased approximately $14.5 million, or 15.4%, as compared to the second quarter of 2010 and increased approximately $24.7 million, or 13.7%, in the first half of 2011 as compared to the first half of 2010.  Net sales in the C-HVAC segment for the second quarter and first half of 2011 reflect an increase of approximately $2.9 million and $4.3 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the C-HVAC segment for the second quarter and first half of 2011 increased approximately $11.6 million and $20.4 million, respectively.  This increase in net sales is primarily the result of increased shipment levels of air handlers in the U.S. market, net of lower prices on contracts negotiated in the second half of 2010 and delivered in the first half of 2011.  In the second quarter of 2011, delivery of contracts had expanded margins over the margins in the first quarter of 2011. Backlog for C-HVAC products was approximately $208.1 million at July 2, 2011, approximately $179.8 million at December 31, 2010 and approximately $167.0 million at July 3, 2010.  This increase in backlog, since December 31, 2010, reflects an increase in orders and improved pricing during the first half of 2011 principally for jobs expected to be delivered during the second half of 2011.

Foreign net sales, which are attributed based on the location of our subsidiary responsible for the sale, were approximately 21.3% and 18.9% of consolidated net sales for the second quarter of 2011 and 2010, respectively, and were approximately 22.2% and 20.4% of consolidated net sales for the first half of 2011 and 2010, respectively.  Net sales from our Canadian subsidiaries were approximately 10.1% and 11.0% of consolidated net sales for the second quarter of 2011 and 2010, respectively, and were approximately 10.6% and 11.6% of consolidated net sales for the first half of 2011 and 2010, respectively.  Net sales from our Canadian subsidiaries include net sales from the RVP and C-HVAC segments.  Net sales from our European subsidiaries were approximately 7.5% and 5.7% of consolidated net sales for the second quarter of 2011 and 2010, respectively, and were approximately 8.0% and 6.6% of consolidated net sales for the first half of 2011 and 2010, respectively.  Net sales from our European subsidiaries include net sales primarily from the RVP, TECH and C-HVAC segments.

Cost of Products Sold.  Consolidated cost of products sold (“COGS”) for the second quarter of 2011 was approximately $412.1 million as compared to approximately $370.2 million for the second quarter of 2010 and was approximately $773.7 million for the first half of 2011 as compared to approximately $690.1 million for the first half of 2010. These changes are primarily due to the factors described above and below.

For the second quarter and first half of 2011, COGS includes, among others, (1) approximately $34.7 million and $72.2 million, respectively, related to acquisitions made in 2011 and 2010 within the TECH segment (including approximately $7.4 million in non-cash charges related to the amortization of fair value allocated to inventory in the first half of 2011), (2) an increase of approximately $6.7 million and $9.1 million, respectively, related to the effect of changes in foreign currency exchange rates, (3) a decrease in depreciation expense of approximately $1.8 million and $3.2 million, respectively, as compared to the same periods of 2010 related to operations other than acquisitions made subsequent to July 3, 2010, and (4) approximately $1.4 million and $1.5 million, respectively, of severance charges relating primarily to exit and disposal activities. For the second quarter and first half of 2010, COGS includes, among others, (1) approximately $2.3 million and $12.0 million in non-cash charges related to the amortization of fair value allocated to inventory and (2) a loss contingency reserve provided in the first quarter of 2010 of approximately $2.0 million related to one of our subsidiaries in our TECH segment.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

COGS as a percentage of net sales increased slightly from approximately 72.7% for the second quarter of 2010 to approximately 73.0% for the second quarter of 2011 and remained unchanged from approximately 73.4% for the first half of 2010 to approximately 73.4% for the first half of 2011.

We continually review the costs of our product lines and look for opportunities to help offset the rising costs of raw materials and transportation when possible.

Overall, consolidated material costs for the second quarter of 2011 were approximately $274.1 million, or 48.5% of net sales, as compared to approximately $243.5 million, or 47.8% of net sales, for the second quarter of 2010.  Consolidated material costs for the first half of 2011 were approximately $501.6 million, or 47.6% of net sales, as compared to approximately $436.1 million, or 46.4% of net sales, for the first half of 2010.  During the second quarter and first half of 2011, we experienced higher material costs as a percentage of net sales as compared to the same periods of 2010 related primarily to changes in product mix, higher prices related to the purchase of steel and purchased components, such as motors, compressors and packaging, as well as from lower sales prices in the C-HVAC segment for jobs signed during the second half of 2010 and delivered in the first half of 2011.  A portion of these increases was offset by strategic sourcing initiatives and improvements in manufacturing processes.

We anticipate that commodity prices, including those relating to the purchase of copper and steel, for the second half of 2011 will increase as compared to the first half of 2011. Should these price levels continue or increase further there can be no assurance that we will be able to sufficiently increase sales prices to offset the adverse effect on earnings from rising material costs.

Direct labor costs for the second quarter of 2011 were approximately $32.5 million, or 5.8% of net sales, as compared to approximately $27.2 million, or 5.3% of net sales, for the second quarter of 2010.  Direct labor costs for the first half of 2011 were approximately $62.2 million, or 5.9% of net sales, as compared to approximately $53.7 million, or 5.7% of net sales, for the first half of 2010.  Excluding the effect of acquisitions, direct labor costs as a percentage of net sales for the second quarter and first half of 2011 increased to approximately 6.2% and 6.4%, respectively, as compared to approximately 5.3% and 5.7% for the second quarter and first half of 2010, respectively. This increase in direct labor costs, as a percentage of net sales, is primarily the result of lower sales prices in the C-HVAC segment for jobs signed during the second half of 2010 and delivered in the first half of 2011, and to a lesser extent an increase in labor costs within the RVP segment related to its European range hood business.

Overhead and other costs, including freight, for the second quarter of 2011 were approximately $105.5 million, or 18.7% of net sales, as compared to approximately $99.5 million, or 19.6% of net sales, for the second quarter of 2010.  Overhead and other costs, including freight, for the first half of 2011 were approximately $209.9 million, or 19.9% of net sales, as compared to approximately $200.3 million, or 21.3% of net sales, for the first half of 2010.  Overhead and other costs for the second quarter and first half of 2011 includes, among others, approximately $8.0 million and $21.5 million, respectively, related to acquisitions made in 2011 and 2010 within the TECH segment (including approximately $7.4 million in non-cash charges related to the amortization of fair value allocated to inventory in the first half of 2011). For the second quarter and first half of 2010, COGS includes, among others, (1) approximately $2.3 million and $12.0 million, respectively, in non-cash charges related to the amortization of fair value allocated to inventory and (2) a loss contingency reserve of approximately $2.0 million provided in the first quarter of 2010 related to one of our subsidiaries in our TECH segment.

Freight costs were approximately 5.0% of net sales for each of the second quarters of 2011 and 2010, respectively, and were approximately 5.2% and 4.8% of net sales for the first half of 2011 and 2010, respectively. During the first half of 2011, we experienced increased freight costs as compared to the comparable period of 2010 primarily due to increased fuel costs worldwide. These increases were partially offset by a decrease in ocean freight costs in the second quarter of 2011 due to overcapacity in the ocean market. Continued strategic sourcing initiatives and other cost reduction measures help mitigate fluctuations in freight costs.

Overall, changes in COGS (including material, direct labor, overhead and freight costs) as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices and material costs, as well as changes in productivity levels.

In the RVP segment, COGS for the second quarter of 2011 was approximately $112.0 million, or 74.4% of the segment’s net sales, as compared to approximately $107.2 million, or 69.6% of the segment’s net sales, for the second quarter of 2010.  In the RVP segment, COGS for the first half of 2011 was approximately $221.7 million, or 73.6% of the segment’s net sales, as compared to approximately $216.3 million, or 70.4% of the segment’s net sales, for the first half of 2010.  The increase in the percentage of

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

COGS to net sales in the second quarter and first half of 2011 primarily reflects an increase in material costs as a percentage of net sales resulting primarily from higher prices related to the purchase of steel and certain component parts, such as motors, and to a lesser extent an increase in direct labor costs as a percentage of net sales primarily related to its European range hood business. In the second quarter of 2011, this increase also reflects an increase in overhead and other costs as a percentage of net sales primarily related to a decrease in sales volume without a proportionate decrease in overhead costs.  In the RVP segment, overhead and other costs, including freight, for the second quarter of 2011 were approximately $39.2 million, or 26.0% of the segment’s net sales, as compared to approximately $37.1 million, or 24.1% of the segment’s net sales, for the second quarter of 2010.  In the RVP segment, overhead and other costs, including freight, for the first half of 2011 were approximately $77.0 million, or 25.5% of the segment’s net sales, as compared to approximately $76.6 million, or 24.9% of the segment’s net sales, for the first half of 2010.  COGS in the RVP segment for the second quarter and first half of 2011 also reflects (1) an increase of approximately $4.3 million and $5.4 million, respectively, related to the effect of changes in foreign currency exchange rates, (2) a decrease in depreciation expense of approximately $0.7 million and $1.5 million, respectively, as compared to the same periods of 2010, and (3) approximately $1.4 million and $1.5 million, respectively, of severance charges relating primarily to exit and disposal activities. Overhead and other costs for the first half of 2010 includes, among others, approximately $1.4 million in non-cash charges related to the amortization of fair value allocated to inventory.

In the TECH segment, COGS for the second quarter of 2011 was approximately $107.8 million, or 59.7% of the segment’s net sales, as compared to approximately $72.2 million, or 62.5% of the segment’s net sales, for the second quarter of 2010. In the TECH segment, COGS for the first half of 2011 was approximately $209.6 million, or 62.0% of the segment’s net sales, as compared to approximately $135.6 million, or 64.7% of the segment’s net sales, for the first half of 2010. COGS for the second quarter and first half of 2011 includes approximately $34.7 million and $72.2 million, respectively, related to acquisitions made in 2011 and 2010, including approximately $7.4 million in non-cash charges related to the amortization of fair value allocated to inventory in the first half of 2011. The decrease in the percentage of COGS to net sales for the second quarter and first half of 2011 was primarily the result of a decrease in overhead costs as a percentage of net sales principally as a result of charges recorded in the second quarter and first half of 2010 as discussed in the following paragraph, and in the second quarter of 2011 includes a decrease in material costs as a percentage of net sales primarily due to acquisitions.  In the TECH segment, overhead and other costs, including freight, for the second quarter of 2011 were approximately $20.9 million, or 11.6% of the segment’s net sales, as compared to approximately $16.2 million, or 14.0% of the segment’s net sales, for the second quarter of 2010.  In the TECH segment, overhead and other costs, including freight, for the first half of 2011 were approximately $47.8 million, or 14.1% of the segment’s net sales, as compared to approximately $36.8 million, or 17.5% of the segment’s net sales, for the first half of 2010.  The decrease in the percentage of overhead costs to net sales for the second quarter and first half of 2011 also reflects an increase in net sales without a proportionate increase in overhead costs and also includes the effect of certain items as discussed below.

In the TECH segment, overhead and other costs within COGS for the second quarter and first half of 2010 also includes (1) approximately $2.1 million and $9.1 million, respectively, in non-cash charges related to the amortization of fair value allocated to inventory and (2) a loss contingency reserve of approximately $2.0 million provided in the first quarter of 2010 related to one of our subsidiaries in the segment.

In the R-HVAC segment, COGS for the second quarter of 2011 was approximately $105.3 million, or 84.1% of the segment's net sales, as compared to approximately $118.7 million, or 81.6% of the segment's net sales, for the second quarter of 2010. In the R-HVAC segment, COGS for the first half of 2011 was approximately $176.1 million, or 84.4% of the segment's net sales, as compared to approximately $201.1 million, or 83.0% of the segment's net sales, for the first half of 2010. The increase in COGS as a percentage of net sales for the second quarter and first half of 2011 primarily reflects an increase in material costs as a percentage of net sales as discussed further below. In the R-HVAC segment, overhead and other costs, including freight, for the second quarter of 2011 were approximately $22.0 million, or 17.6% of the segment's net sales, as compared to approximately $25.6 million, or 17.6% of the segment's net sales, for the second quarter of 2010. In the R-HVAC segment, overhead and other costs, including freight, for the first half of 2011 were approximately $38.9 million, or 18.6% of the segment's net sales, as compared to approximately $46.5 million, or 19.2% of the segment's net sales, for the first half of 2010. Overhead costs in the R-HVAC segment for the second quarter and first half of 2011 included a decrease in depreciation expense of approximately $1.0 million and $1.7 million, respectively, as compared to the same periods of 2010. Overhead costs in the R-HVAC segment for the first half of 2010 included non-cash charges related to the amortization of fair value allocated to inventory of approximately $0.8 million with no corresponding charge in the first half of 2011. Material costs in this segment are generally higher as a percentage of net sales than our other segments and were approximately 63.2% and 62.3% for the second quarter and first half of 2011, respectively, as compared to approximately 60.5% and 60.2% for the second quarter and first half of 2010, respectively. The increase in material costs as a percentage of net sales is primarily related to increases in certain commodities, including certain

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

purchased components, such as motors and compressors, that are tied to these commodities. This increase in material costs as a percentage of net sales was also the result of a change in the mix of products sold partly due to the expiration of certain energy efficiency tax credits that drove sales to higher efficiency units that have higher margins and higher costs. This increase in material costs as a percentage of net sales was partially offset by increased sales prices effective January 1, 2011.

In the C-HVAC segment, COGS for the second quarter of 2011 was approximately $87.0 million, or 80.2% of the segment’s net sales, as compared to approximately $72.1 million, or 76.7% of the segment’s net sales, for the second quarter of 2010. In the C-HVAC segment, COGS for the first half of 2011 was approximately $166.3 million, or 80.9% of the segment’s net sales, as compared to approximately $137.1 million, or 75.8% of the segment’s net sales, for the first half of 2010.  The increase in COGS as a percentage of net sales for the second quarter and first half of 2011 primarily reflects an increase in material and labor costs as a percentage of net sales due to lower sales prices negotiated on jobs in the second half of 2010 and delivered in the first half of 2011. Direct labor costs in this segment are generally higher as a percentage of net sales than our other segments and were approximately 15.1% for both the second quarter and first half of 2011, respectively, as compared to approximately 13.8% for both the second quarter and first half of 2010, respectively.  The increase in direct labor as a percentage of net sales is due, in part, to lower sales prices as noted above.  In the C-HVAC segment, overhead and other costs, including freight, for the second quarter of 2011 were approximately $23.4 million, or 21.6% of the segment’s net sales, as compared to approximately $20.6 million, or 21.9% of the segment’s net sales, for the second quarter of 2010.  In the C-HVAC segment, overhead and other costs, including freight, for the first half of 2011 were approximately $46.2 million, or 22.5% of the segment’s net sales, as compared to approximately $40.4 million, or 22.3% of the segment’s net sales, for the first half of 2010. In the C-HVAC segment, COGS for the second quarter and first half of 2011 also includes an increase of approximately $2.4 million and $3.7 million, respectively, related to the effect of changes in foreign currency exchange rates and for the first half of 2010, includes approximately $0.7 million in non-cash charges related to the amortization of fair value allocated to inventory with no corresponding charge in the first half of 2011.

Selling, General and Administrative Expense, Net.  Consolidated selling, general and administrative expense, net (“SG&A”) was approximately $121.1 million for the second quarter of 2011 as compared to approximately $101.6 million for the second quarter of 2010 and was approximately $234.3 million for the first half of 2011 as compared to approximately $197.9 for the first half of 2010. SG&A as a percentage of net sales increased from approximately 20.0% for the second quarter of 2010 to approximately 21.4% for the second quarter of 2011 and increased from approximately 21.1% for the first half of 2010 to approximately 22.2% for the first half of 2011.  SG&A for the second quarter and first half of 2011 reflects (1) approximately $8.5 million of severance expense related to the retirement of a Company executive, (2) approximately $15.0 million and $26.2 million, respectively, related to acquisitions made in 2011 and 2010 within the TECH segment, (3) approximately $0.7 million and $2.6 million, respectively, of severance and other charges relating primarily to exit and disposal activities, and (4) an increase of approximately $1.6 million and $2.2 million, respectively, related to the effect of changes in foreign currency exchange rates. After exclusion of these items, SG&A decreased in the second quarter and first half of 2011 as compared to the same periods of 2010 primarily as a result of substantial SG&A reductions of approximately $3.8 million and $6.2 million in the second quarter and first half of 2011, respectively, within the TECH segment relating to the restructuring of the AVC group and the shutdown of Imerge in 2010. Partially offsetting these reductions was an increase in SG&A relating to higher sales of security and access control products within the TECH segment.

Amortization of Intangible Assets.  Amortization of intangible assets, including developed technology and backlog, increased from approximately $10.1 million for the second quarter of 2010 to approximately $10.9 million for the second quarter of 2011 and increased from approximately $20.6 million for the first half of 2010 to approximately $22.8 million for the first half of 2011. This increase in the second quarter and first half of 2011 as compared to the same periods of 2010 relates primarily to an increase of approximately $3.3 million and $7.4 million, respectively, related to acquisitions made in 2011 and 2010 within the TECH segment, partially offset by a decrease primarily related to the amortization of backlog for the C-HVAC segment as a result of the application of fresh-start accounting.

Operating Earnings.  Operating earnings decreased approximately $6.3 million from approximately $27.1 million for the second quarter of 2010 to approximately $20.8 million for the second quarter of 2011 and decreased approximately $8.6 million from approximately $31.3 for the first half of 2010 to approximately $22.7 for the first half of 2011. Operating earnings for the second quarter and first half of 2011 includes, among others, (1) approximately $8.5 million of severance expense related to the retirement of a Company executive, (2) operating earnings of approximately $6.4 million (which includes depreciation and amortization of approximately $4.3 million) and $4.7 million (which includes depreciation and amortization of approximately $16.5 million, including approximately $7.4 million relating to the amortization of fair value allocated to inventory), respectively, related to acquisitions made in 2011 and 2010 within the TECH segment, (3) approximately $2.1 million and $4.1 million, respectively, of severance and other charges relating primarily to exit and disposal activities, and (4) approximately $3.9 million and $7.6 million,

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

respectively, of decreased depreciation and amortization expense related to operations other than acquisitions made subsequent to July 3, 2010. Operating earnings for the second quarter and first half of 2010 includes, among others, (1) non-cash charges related to the amortization of fair value allocated to inventory of approximately $2.3 million and $12.0 million, respectively, and (2) a loss contingency reserve of approximately $2.0 million in the first half of 2010 related to one of our subsidiaries in our TECH segment.

Changes in operating earnings between the second quarter and first half of 2011 and 2010 are primarily due to the factors discussed above and the following operating segment specific factors.

In the RVP segment, operating earnings for the second quarter of 2011 were approximately $8.6 million as compared to approximately $14.5 million for the second quarter of 2010 and were approximately $18.8 million for the first half of 2011 as compared to approximately $29.8 million for the first half of 2010.  The decrease in the RVP segment’s operating earnings for the second quarter and first half of 2011 is primarily the result of decreased sales volume in the segment’s North American business and an increase in material costs as a percentage of net sales, and in the second quarter of 2011 also reflects an increase in overhead costs as a percentage of net sales. Operating earnings for the RVP segment for the second quarter and first half of 2011 also reflects (1) approximately $1.2 million and $3.9 million, respectively, of decreased depreciation and amortization expense and (2) approximately $2.0 million and $2.4 million, respectively, related to severance and other charges relating to exit and disposal activities.

In the TECH segment, operating earnings for the second quarter of 2011 were approximately $19.0 million as compared to approximately $3.9 million for the second quarter of 2010.  In the TECH segment, operating earnings for the first half of 2011 were approximately $20.7 million as compared to an operating loss of approximately $3.5 million for the first half of 2010. This increase is primarily the result of increased sales volume of security and access control products, including the addition of a new customer to the segment in 2010, a decrease in overhead costs as a percentage of net sales, as well as a reduction in SG&A relating to the restructuring of the AVC group and the shutdown of Imerge in 2010. In the second quarter of 2011, this increase also reflects a decrease in material costs as a percentage of net sales. Operating earnings for the TECH segment for the second quarter and first half of 2011 also includes (1) an increase of approximately $6.4 million (which includes depreciation and amortization of approximately $4.3 million) and $4.7 million (which includes depreciation and amortization of approximately $16.5 million, including approximately $7.4 million relating to the amortization of fair value allocated to inventory), respectively, related to acquisitions made in 2011 and 2010 and (2) approximately $1.0 million in the first half of 2011 of severance and other charges relating to exit and disposal activities. The operating results for the TECH segment for the second quarter and first half of 2010 also includes (1) approximately $2.1 million and $9.1 million, respectively, in non-cash charges related to the amortization of fair value allocated to inventory and (2) a loss contingency reserve of approximately $2.0 million in the first half of 2010 related to one of our subsidiaries.

In the R-HVAC segment, operating earnings for the second quarter of 2011 were approximately $5.6 million as compared to approximately $13.0 million for the second quarter of 2010 and were approximately $4.7 million for the first half of 2011 as compared to approximately $14.2 million for the first half of 2010.  The decrease in the R-HVAC segment’s operating earnings for the second quarter and first half of 2011 is primarily a result of a decrease in sales volume and increased material costs as a percentage of net sales, partially offset by increased sales prices.  Operating earnings for the second quarter and first half of 2011 for the R-HVAC segment also includes a decrease of approximately $0.9 million and $2.3 million, respectively, in depreciation and amortization expense.

In the C-HVAC segment, operating earnings for the second quarter of 2011 were approximately $2.4 million as compared to approximately $2.5 million for the second quarter of 2010 and were approximately $0.2 million for the first half of 2011 as compared to approximately $4.6 million for the first half of 2010.  This decrease in operating earnings is primarily the result of increases in material and labor costs as a percentage of net sales primarily related to lower sales prices negotiated on jobs in the second half of 2010 and delivered in the first half of 2011, partially offset by an increase in sales volume.  In the second quarter of 2011, delivery of contracts had expanded margins over the margins in the first quarter of 2011. Operating earnings for the second quarter and first half of 2011 for the C-HVAC segment also includes a decrease of approximately $1.8 million and $4.4 million, respectively, in depreciation and amortization expense.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

Operating earnings of foreign operations, consisting primarily of the results of operations of our Canadian and European subsidiaries, were approximately 11.3% and 0.5% of consolidated operating earnings (before unallocated and corporate expenses) for the second quarter of 2011 and 2010, respectively, and were approximately 15.2% and 4.6% of consolidated operating earnings (before unallocated and corporate expenses) for the first half of 2011 and 2010, respectively. Foreign operating earnings of acquisitions contributed approximately $4.1 million and $7.7 million to the increase in the second quarter and first half of 2011, respectively, as compared to the same periods of 2010. Net sales and earnings derived from international markets are subject to economic, political and currency risks, among others.

Interest Expense.  Interest expense increased approximately $3.7 million, or approximately 15.8%, during the second quarter of 2011 as compared to the second quarter of 2010 and increased approximately $9.4 million, or approximately 20.0%, during the first half of 2011 as compared to the first half of 2010.  This increase is primarily due to the issuance of our 10% Senior Notes due 2018 (the "10% Notes") on November 23, 2010, partially offset by a decrease in interest expense from the redemption of the 11% Senior Secured Notes due 2013.

Loss from Debt Retirement. On April 26, 2011, the Company successfully completed the private placement of $500.0 million in aggregate principal amount of 8.5% Senior Notes due 2021 (the “8.5% Notes”) and entered into a new senior secured term loan with a final maturity in 2017 and optional interest rates at the election of the Company, including LIBOR, as defined, plus 4.0% with a LIBOR floor of 1.25% (the “Term Loan Facility”). The Company borrowed $350.0 million aggregate principal under the Term Loan Facility at a 5.25% interest rate on April 26, 2011, which resulted in net proceeds to the Company of approximately $348.2 million, after deducting an original issue discount of approximately $1.8 million. The Company received approximately $827.3 million of net proceeds in connection with the issuance of the 8.5% Notes and Term Loan Facility, after deducting approximately $20.9 million of underwriting commissions and legal, accounting and other expenses incurred. The Company used approximately $825.0 million of these net proceeds to repurchase or redeem all of the Company's 11% Senior Secured Notes, which included approximately $753.3 million of aggregate outstanding principal balance, approximately $37.8 million of tender and redemption premiums and approximately $33.9 million of accrued but unpaid interest as of the redemption dates. In accordance with ASC 470-50, the redemption of the 11% Notes resulted in a pre-tax loss of approximately $33.8 million in the second quarter of 2011.

(Benefit) provision for Income Taxes. The benefit from income taxes for the second quarter of 2011 was approximately $8.1 million as compared to a provision for income taxes of approximately $3.4 million for the second quarter of 2010. The benefit from income taxes for the first half of 2011 was approximately $14.4 million as compared to approximately $2.6 million for the first half of 2010. The effective income tax rate of a benefit of approximately 21.4% for the first half of 2011 differs from the expected United States federal statutory rate of a benefit of 35% principally as a result of an increase in the valuation allowances related to deferred tax assets and the effect of foreign activities, partially offset by non-deductible expenses. The effective income tax rate of a benefit of approximately 16.6% for the first half of 2010 differs from the expected United States federal statutory rate of 35% principally as a result of an increase in the valuation allowances related to deferred tax assets, partially offset by state income taxes and the effect of foreign operations.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

Liquidity and Capital Resources

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments and debt repayments. Our principal sources of liquidity are cash flows from subsidiaries, existing unrestricted cash and cash equivalents, and the use of borrowings under our ABL Facility. The indentures related to our 10% Notes, 8.5% Notes, the credit agreements governing our ABL Facility and Term Loan Facility, and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions. See Note G, “Notes, Mortgage Notes and Obligations Payable” to the unaudited condensed consolidated financial statements included elsewhere herein and “Debt Covenant Compliance” below.

There can be no assurance that we will generate sufficient cash flow from the operations of our subsidiaries or that future financings will be available on acceptable terms or in amounts sufficient to enable us to service or refinance our indebtedness, or to make necessary capital expenditures.

Second Quarter 2011 Debt Transactions

On April 26, 2011, the Company successfully completed the private placement of $500.0 million in aggregate principal amount of 8.5% Senior Notes due 2021 (the “8.5% Notes”). The Company also entered into a new senior secured term loan with a final maturity in 2017 and optional interest rates at the election of the Company, including LIBOR, as defined, plus 4.0% with a LIBOR floor of 1.25% (the “Term Loan Facility”). The Company borrowed $350.0 million aggregate principal under the Term Loan Facility at a 5.25% interest rate on April 26, 2011, which resulted in net proceeds to the Company of approximately $348.2 million, after deducting an original issue discount of approximately $1.8 million. The Company received approximately $827.3 million of net proceeds in connection with the issuance of the 8.5% Notes and Term Loan Facility, after deducting approximately $20.9 million of underwriting commissions and legal, accounting and other expenses incurred. As discussed further below, the Company used approximately $825.0 million of these net proceeds to repurchase or redeem all of the Company's 11% Senior Secured Notes, which included approximately $753.3 million of aggregate outstanding principal balance, approximately $37.8 million of tender and redemption premiums and approximately $33.9 million of accrued but unpaid interest as of the redemption dates. Net cash from these debt transactions of approximately $2.3 million was retained by the Company for general corporate purposes.

The following is a summary of sources and uses in the second quarter of 2011 related to these debt transactions:

(Amounts in millions)
Sources:
Proceeds from issuance of the 8.5% Notes	$500.0
Proceeds from Term Loan Facility after deducting original issue discount of approximately $1.8 million	348.2
Total sources	848.2

Uses:
Repurchase or redemption of 11% Notes	(753.3)
Tender and redemption premiums for 11% Notes	(37.8)
Accrued and unpaid interest through the date of tender or redemption	(33.9)
Subtotal - 11% Notes repurchase or redemption	(825.0)
Underwriting commissions and legal, accounting and other expenses	(20.9)
Total uses	(845.9)

Net cash to Nortek	$2.3

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

During the second quarter of 2011, the Company used approximately $731.1 million of the net proceeds to repurchase approximately 88.5% or approximately $666.6 million aggregate principal amount of the 11% Notes through a tender offer in accordance with the terms of the Company's purchase and consent solicitation statement dated April 12, 2011 (the “Tender Offer”), which was completed on April 26, 2011. The Tender Offer entitled the holders of the 11% Notes to receive $1,052.50 per $1,000 in principal amount, plus accrued and unpaid interest, and resulted in a supplemental indenture to the 11% Notes, which substantially eliminated all affirmative and restrictive covenants and certain events of default under the indenture and provided for a shorter notice period in connection with a voluntary redemption. The Company used approximately $93.9 million to discharge its remaining obligations under the 11% Note indenture (approximately $86.7 million aggregated principal amount) through a deposit in trust funds sufficient to pay and discharge all remaining indebtedness, including accrued and unpaid interest, on the 11% Notes in conjunction with the notices of redemption sent to the remaining holders of the 11% Notes. Under the terms of the supplemental indenture to the 11% Notes, the Company was permitted to redeem $75.0 million aggregate principal amount at 103%, plus accrued and unpaid interest, and the remaining $11.7 million aggregate principal amount at 105%, plus accrued and unpaid interest.

As certain holders of the new 8.5% Notes and Term Loan Facility had previously held the 11% Notes up to the time of their repurchase or redemption, in accordance with Accounting Standards Codification 470-50, "Debt Modifications and Extinguishments" (“ASC 470-50”), the Company determined that, of the total approximately $60.5 million of original issue discounts, underwriting commissions, legal, accounting and other expenses and tender and redemption premiums, approximately $33.8 million should be recorded as a loss on debt retirement and that approximately $11.2 million and $15.5 million should be recorded as deferred debt expense and debt discount, respectively, and amortized over the lives of the respective debt instruments. The approximately $11.2 million of deferred debt expense was allocated approximately $6.3 million to the 8.5% Notes and approximately $4.9 million to the Term Loan Facility. The approximately $15.5 million of debt discount was allocated approximately $7.2 million to the 8.5% Notes and approximately $8.3 million to the Term Loan Facility.

Based on the initial interest rate of 5.25% for the Term Loan Facility, the Company expects that its annual cash interest costs will be reduced by approximately $22.0 million as a result of the debt transactions described above. Approximately $82.9 million of annual cash interest related to the 11% Notes will be eliminated and replaced by approximately $60.9 million of annual cash interest related to the 8.5% Notes and the Term Loan Facility.

Cash Flows

Net cash from operating activities decreased by approximately $41.7 million from net cash provided by operating activities of approximately $9.6 million for the first half of 2010 to net cash used in operating activities of approximately $32.1 million for the first half of 2011. This change was primarily the result of a decrease in net earnings (after the exclusion of non-cash items, including loss from debt retirement of approximately $33.8 million) of approximately $13.9 million combined with an increase in working capital needs of approximately $28.1 million primarily related to sales expected to occur in the third quarter of 2011.

Net cash used in investing activities increased approximately $37.5 million from approximately $8.5 million for the first half of 2010 to approximately $46.0 million for the first half of 2011.  This increase was primarily the result of an increase in net cash paid for businesses acquired of approximately $24.3 million, an investment in a joint venture of approximately $5.3 million and an increase in capital expenditures of approximately $2.3 million. Capital expenditures were approximately $10.6 million and $8.3 million for the first half of 2011 and 2010, respectively.  Capital expenditures were approximately $19.8 million for the year ended December 31, 2010 and are expected to be between approximately $25.0 million and $35.0 million for 2011.

Net cash from financing activities increased by approximately $111.9 million from net cash used in financing activities of approximately $49.7 million for the first half of 2010 to net cash provided by financing activities of approximately $62.2 million for the first half of 2011.  This change is primarily the result of the second quarter 2011 debt transactions as noted above of approximately $36.2 million, an increase in borrowings of approximately $37.3 million and a decrease in payments relating to outstanding borrowings of approximately $40.5 million.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

Outstanding Indebtedness

We had consolidated debt at July 2, 2011 of approximately $1,230.1 million consisting of the following:

(Amounts in millions)
8.5% Notes, net of discount	$492.9
10% Notes	250.0
ABL Facility	117.0
Term Loan Facility, net of discount	341.0
Long-term notes, mortgage notes and other indebtedness	24.7
Short-term bank obligations	4.5
$1,230.1

During the first half of 2011, we had a net increase in our debt of approximately $110.5 million resulting primarily from the second quarter 2011 debt transactions as noted previously, which resulted in a net increase in outstanding borrowings of approximately $80.3 million, a net increase in borrowings under our ABL Facility of approximately $32.0 million, offset by net payments relating to subsidiary debt of approximately $3.4 million.  The remaining increase of approximately $1.6 million relates to the effect of changes in foreign currency exchange rates and debt discount amortization. Our debt to equity ratio increased from approximately 7.1:1 at December 31, 2010 to approximately 11.4:1 at July 2, 2011 primarily as a result of the net increase in indebtedness as noted above and a decrease in stockholders' investment, primarily related to the first half 2011 net loss. Subsequent to July 2, 2011, we voluntarily repaid $20.0 million of outstanding borrowings under our ABL Facility and accordingly have classified such amount as current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet.

At July 2, 2011 and December 31, 2010, our subsidiary, Best, was not in compliance with certain maintenance covenants with respect to one of its loan agreements with borrowings outstanding of approximately $1.1 million and $1.4 million at July 2, 2011 and December 31, 2010, respectively. As a result, we reclassified the long-term portion of outstanding borrowings under this agreement of approximately $0.2 million and $0.6 million as a current liability on our consolidated balance sheet at July 2, 2011 and December 31, 2010, respectively.  The lender has not taken any action related to the covenant noncompliance at this time.  The next measurement date for the maintenance covenant is for the year ended December 31, 2011 and we believe it is probable that Best will not be in compliance with such covenants at such time.  No assurances can be given that the lender will continue to not take any action and accordingly, we could be required to repay this outstanding borrowing if non-compliance is not cured or waived, as the case may be. In the event this lender accelerates this loan, additional indebtedness of Best under a different loan agreement with borrowings outstanding of approximately $1.4 million and $1.7 million at July 2, 2011 and December 31, 2010, respectively, could also become immediately due and payable if such cross-default is not waived. As a result, we have also reclassified the long-term portion of this additional indebtedness of approximately $0.5 million and $0.9 million as a current liability on our consolidated balance sheet at July 2, 2011 and December 31, 2010, respectively.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

Contractual Obligations

The summary of our estimated future cash obligations for notes, mortgage notes and obligations payable and interest payments presented below has been updated from the amounts presented in our Form 10-K for the year ended December 31, 2010 to reflect the following:

•	The 2011 amounts have been adjusted for the actual first half 2011 activity in order to reflect the estimated remaining amounts due for the remainder of 2011.

•	All payments related to the 11% Notes have been excluded to reflect the impact of the repurchase and redemption discussed above.

•	The estimated impact of the 8.5% Notes due 2021 with a first interest payment of October 15, 2011 has been added.

•
The estimated impact of the Term Loan Facility has been added and includes the remaining quarterly principal payments of $875,000 through maturity on April 26, 2017 at the initial interest rate of 5.25%.

•	The impact of the additional net $32.0 million borrowed under the ABL Facility in the first half of 2011 and the change in maturity of the ABL Facility from 2013 to 2015.

	Payments Due by Period
	Remainder of 2011	2012 & 2013	2014 & 2015	2016 & Thereafter	Total
	(Amounts in millions)
Notes, mortgage notes and obligations payable	$7.5	$9.0	$124.7	$1,089.9	$1,231.1
Interest payments	42.3	188.2	188.2	336.2	754.9

Nortek, its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, refinance, redeem or retire any of our outstanding debt, in privately negotiated or open market transactions, by tender offer or otherwise, which may be subject to restricted payment limitations.

Adequacy of Liquidity Sources

At July 2, 2011, we had approximately $41.8 million of unrestricted cash and cash equivalents to fund our cash flow needs for the remainder of 2011.

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of August 5, 2011, we had approximately $107.0 million in outstanding borrowings and approximately $17.2 million in outstanding letters of credit under the ABL Facility and, based on the borrowing base calculations as of July 2, 2011, we had excess availability of approximately $165.0 million under the ABL Facility and approximately $121.6 million of excess availability before triggering the cash deposit requirements as discussed further below. On August 8, 2011, we voluntarily repaid an additional $10.0 million of outstanding borrowings under our ABL Facility.

As noted previously, the indenture and other agreements governing our indebtedness and the indebtedness of our subsidiaries, contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.  As of July 2, 2011, we had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $25.0 million.

From time to time, we have evaluated and expect to continue to evaluate possible acquisition transactions and possible dispositions of certain of our businesses and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

On April 28, 2011, through wholly-owned subsidiaries, we acquired all of the stock of TV One Broadcast Sales Corporation, Barcom (UK) Holdings Limited and Barcom Asia Holdings, LLC (collectively, "TV One") for approximately $26.1 million.  In connection with the acquisition of TV One in the second quarter of 2011, we also incurred approximately $0.8 million of fees and expenses, which have been recorded in selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations. TV One sells a complete range of video signal processing products for the professional

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

audio/video and broadcast markets.

Working Capital

Our working capital increased from approximately $330.5 million at December 31, 2010 to approximately $354.8 million at July 2, 2011, while our current ratio decreased from approximately 1.9:1 at December 31, 2010 to approximately 1.8:1 at July 2, 2011.  The increase in working capital is primarily the result of the effect of changes in accounts receivable, inventories and other current assets as described further below, partially offset by a net decrease in unrestricted cash and cash equivalents of approximately $15.9 million and the effect of changes in accounts payable and accrued expenses and taxes, net as described further below.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents decreased from approximately $57.7 million at December 31, 2010 to approximately $41.8 million at July 2, 2011.  We have classified as restricted, in the accompanying unaudited condensed consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in our operations.  At July 2, 2011, approximately $2.3 million (of which approximately $2.2 million is included in long-term assets) of cash and cash equivalents were held primarily as collateral to fund certain benefit obligations relating to supplemental executive retirement plans.

Accounts receivable, less allowances, increased approximately $37.3 million, or approximately 13.3%, between December 31, 2010 and July 2, 2011, while net sales increased approximately $102.1 million, or approximately 22.1%, in the second quarter of 2011 as compared to the fourth quarter of 2010.  The change in accounts receivable includes an increase of approximately $3.5 million related to the effect of changes in foreign currency exchange rates and an increase of approximately $2.5 million related to acquisitions made in 2011. Accounts receivable at December 31, 2010 included approximately $22.1 million of accounts receivable related to Ergotron, Inc. ("Ergotron"). As Ergotron was accounted for as if it had been acquired on December 31, 2010, no net sales were included in the fourth quarter of 2010. Excluding the effect of changes in foreign currency exchange rates and acquisitions made in 2011 from the July 2, 2011 accounts receivable balance and Ergotron receivables from the December 31, 2010 accounts receivable balance, accounts receivable increased approximately $53.4 million between December 31, 2010 and July 2, 2011 and primarily relates to increased sales in the R-HVAC and C-HVAC segments and to a lesser extent, increased sales in the TECH segment, including Ergotron, in the second quarter of 2011 as compared to the fourth quarter of 2010.  The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period.  Accounts receivable from customers related to foreign operations increased by approximately $14.2 million, or approximately 17.1%, between December 31, 2010 and July 2, 2011.

Inventories increased approximately $28.2 million, or approximately 9.0%, between December 31, 2010 and July 2, 2011. The change in inventories includes a reduction of approximately $7.4 million related to non-cash amortization of the fair value of inventories, an increase of approximately $2.1 million related to the effect of changes in foreign currency exchange rates and an increase of approximately $3.2 million related to acquisitions made in 2011. Excluding the effect of non-cash amortization, changes in foreign currency exchange rates and acquisitions, inventories increased approximately $30.3 million between December 31, 2010 and July 2, 2011 and primarily relates to increased purchases in the R-HVAC and C-HVAC segments in anticipation of higher sales levels in the second half of 2011.

Other current assets increased approximately $28.2 million, or approximately 204.3%, between December 31, 2010 and July 2, 2011. This increase is primarily related to an increase in the cost basis of inventory shipped of approximately $25.8 million relating to a customer in the TECH segment in which we have determined that cash basis accounting treatment is appropriate for revenue recognition under the customer agreement. See "Risks and Uncertainties".

Accounts payable increased approximately $28.3 million, or 16.1%, between December 31, 2010 and July 2, 2011 primarily due to increases in the R-HVAC and C-HVAC segments related to increased purchasing in anticipation of higher sales levels in the second half of 2011.  The change in accounts payable at July 2, 2011 also reflects an increase of approximately $2.6 million related to the effect of changes in foreign currency exchange rates and an increase of approximately $1.7 million related to acquisitions made in 2011.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

Accrued expenses and taxes, net increased approximately $9.8 million, or approximately 5.1%, between December 31, 2010 and July 2, 2011 primarily as a result of an increase in accrued severance related to the retirement of a Company executive.

Changes in certain working capital accounts, as noted above, between December 31, 2010 and July 2, 2011, differ from the changes reflected in our unaudited condensed consolidated statement of cash flows for such period as a result of non-cash items, including among others, the effect of changes in foreign currency exchange rates.

Debt Covenant Compliance

The agreements that govern the terms of our outstanding debt, including the indentures that govern the 8.5% Notes and the 10% Notes, and the credit agreements that govern the ABL Facility and Term Loan Facility, contain covenants that restrict our ability and the ability of certain of our subsidiaries to, among other things:

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

In addition, the indentures that govern our 8.5% Notes and 10% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indentures governing our 8.5% Notes and 10% Notes and the credit agreement that governs the Term Loan Facility also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined by the 8.5% Notes, 10% Notes and Term Loan Facility) for such trailing four quarter period. As of July 2, 2011, under the 8.5% Notes, the FCCR was approximately 2.03 to 1.0.

A breach of the covenants under the indentures that govern our 8.5% Notes and 10% Notes or the credit agreements that govern the ABL Facility and Term Loan Facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the ABL Facility would permit the lenders under the ABL Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our ABL Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we cannot provide assurance that we and our subsidiaries would have sufficient assets to repay such indebtedness.

As of July 2, 2011, we were in compliance with all covenants under the indentures that govern the 8.5% Notes and 10% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

Consolidated Cash Flow and Adjusted Consolidated Cash Flow

Consolidated Cash Flow (“CCF”) represents net earnings (loss) before interest, income taxes, depreciation, amortization, loss from debt retirement and the effects of the Reorganization, including the effects of fresh-start accounting. The ACCF is defined as the CCF further adjusted to exclude certain cash and non-cash, non-recurring items. CCF and ACCF are not defined terms under GAAP. Neither CCF nor ACCF should be considered an alternative to operating income or net earnings (loss) as a measure of operating results. There are material limitations associated with making the adjustments to our earnings to calculate CCF and ACCF and using these non-GAAP financial measures as compared to the most directly comparable GAAP financial measures. For instance, CCF and ACCF do not include:

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

We believe that the inclusion of supplementary adjustments to CCF applied in presenting ACCF are appropriate to provide additional information to investors about the performance of the business, and we are required to reconcile net earnings (loss) to ACCF to demonstrate compliance with debt covenants. While the determination of appropriate adjustments in the calculation of ACCF is subject to interpretation under the terms of the 8.5% Notes, management believes the adjustments described below are in accordance with the covenants in the 8.5% Notes.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

The following table reconciles net earnings (loss) to CCF and ACCF for the trailing four quarters ended July 2, 2011 and July 3, 2010:

	(1)	(2)	(3)	Trailing Four Quarters Ended
	Year Ended	For the first half of		(1)+(2)-(3)
	Dec. 31 2010	2011	2010	July 2, 2011	July 3, 2010
	(Dollar amounts in millions)
Net (loss) earnings	$(13.4)	$(53.0)	$(13.1)	$(53.3)	$873.7
(Benefit) provision for income taxes	(11.6)	(14.4)	(2.6)	(23.4)	79.8
Gain on reorganization items, net	—	—	—	—	(1,035.9)
Loss from debt retirement	—	33.8	—	33.8	—
Interest expense	95.7	56.4	47.0	105.1	110.2
Investment income	(0.1)	(0.1)	—	(0.2)	—
Depreciation and amortization expense	91.7	50.4	53.5	88.6	85.8
Consolidated Cash Flow	$162.3	$73.1	$84.8	$150.6	$113.6
Pre-petition reorganization items (a)	—	—	—	—	21.6
Investment income	0.1	0.1	—	0.2	—
Non-recurring cash charges and run-rate cost savings and synergies (b)	5.0	1.9	1.5	5.4	1.2
Other non-recurring items (c)	(3.0)	8.5	2.0	3.5	6.5
Non-cash impairment charges (d)	—	—	—	—	35.2
Share-based compensation expense	2.8	0.3	1.2	1.9	1.2
Net foreign exchange (gains) losses (e)	(0.3)	(0.3)	0.3	(0.9)	(0.4)
Restructuring (f)	5.2	4.7	1.1	8.8	3.4
Pro-forma effect of acquisitions (g)	39.6	0.8	19.4	21.0	—
Adjusted Consolidated Cash Flow	$211.7	$89.1	$110.3	$190.5	$182.3

(a)	Relates to pre-petition advisory and other fees related to the reorganization of our capital structure.

(b)	Relates to miscellaneous non-recurring cash items and run-rate cost savings and synergies which are limited by the covenants as defined in the indenture governing the 8.5% Notes.

(c)
For the trailing four quarters ended July 2, 2011 includes severance expense of approximately $8.5 million related to the retirement of a Company executive and a gain of approximately $5.0 million related to the reversal of a loss contingency reserve that was previously provided in 2009 related to one of our subsidiaries in our TECH segment.

For the trailing four quarters ended July 3, 2010 includes (1) reserves of approximately $5.0 million related to one of our subsidiaries in our TECH segment, (2) a reserve of approximately $1.6 million related to certain assets of our foreign subsidiaries, (3) approximately $1.3 million of expense related to early lease termination charges, (4) gains on the favorable settlement of certain litigation proceedings of approximately $0.7 million and (5) a gain of approximately $0.7 million related to our revised estimate of a loss contingency related to an indemnification of a lease guarantee.

(d)	Includes non-cash goodwill impairment charges as well as non-cash write-downs of certain of our foreign subsidiaries.

(e)	Non-cash foreign exchange gains related to intercompany debt not indefinitely invested in our subsidiaries.

(f)	Includes severance charges associated with reduction in workforce initiatives and charges related to the closure of certain of our facilities.

(g)	Includes the pro-forma effect of our acquisitions of Ergotron, Luxor and TV One as if each acquisition had occurred on the first day of the four-quarter reference period.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

As noted previously, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.1 to 1.0. At July 2, 2011, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility was approximately $147.5 million (based upon the May 2011 borrowing base calculation), which exceeded $30.0 million and 12.5% of the borrowing base. Our FCCR under the ABL Facility at July 2, 2011 was 1.36 to 1.0. Similar to the 8.5% Notes, the FCCR under the ABL Facility is the ratio of the ACCF to Fixed Charges; however, in addition to other differences, the ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at July 2, 2011 was approximately $143.3 million.

Risks and Uncertainties

In the fourth quarter of 2009, two of our subsidiaries in the TECH segment began shipping security products to a new customer under an agreement to manufacture and sell these security products. Under this agreement, we recognized net sales of approximately $18.0 million and $27.2 million during the second quarter and first half of 2011, respectively. We recognized net sales of approximately $11.4 million and $11.6 million relating to this customer during the second quarter and first half of 2010, respectively. The agreement includes payment terms which are extended beyond the subsidiaries' normal payment terms. We have determined that cash basis accounting treatment is appropriate for revenue recognition under this agreement. Accordingly, we have deferred revenue recognition on approximately $48.6 million and $9.2 million of net sales at July 2, 2011 and December 31, 2010, respectively, and recorded the cost basis of related inventory shipped of approximately $32.3 million and $6.5 million at July 2, 2011 and December 31, 2010, respectively, in other current assets in the accompanying unaudited condensed consolidated balance sheet. In addition, included in inventory is approximately $12.9 million and $6.1 million at July 2, 2011 and December 31, 2010, respectively, of inventory related to this customer. As only limited cash collection history was available in periods prior to December 31, 2009, we recorded loss contingency reserves of approximately $2.0 million as a reduction to other current assets during the first half of 2010. Based on collection experience with this customer throughout 2010 and 2011, we believe that we will be able to recover all revenue on the inventories shipped to this customer and no loss contingency reserves were recorded at July 2, 2011.

In February 2011, management approved a plan to reduce costs and improve production efficiencies at the Company's subsidiary, Best. During the second quarter and first half of 2011, we recorded expenses within SG&A of the RVP segment of approximately $0.2 million and $0.5 million related to severance and other costs. We also recorded additional severance costs of approximately $1.3 million within cost of products sold ("COGS") during the second quarter of 2011. We currently anticipate recording additional expenses related to this plan and the related investments in research and development, the reconfiguration of physical space, and relocation of equipment of approximately $1.9 million. We may approve additional plans in 2011 and may incur significant additional costs in 2011 and beyond.

Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At July 2, 2011, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At July 2, 2011, approximately 62% of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates.  Based upon interest rates in effect at July 2, 2011, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $2.4 million for the remainder of 2011.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 3, 2010

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the second quarter and first half of 2011, the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to translation resulted in an increase in stockholders’ investment of approximately $0.6 million and $2.8 million for the second quarter and first half of 2011, respectively, and for the second quarter and first half of 2010, resulted in a decrease to stockholders' investment of approximately $2.9 million and $2.1 million, respectively.  The impact of changes in foreign currency exchange rates related to transactions resulted in an increase in net foreign exchange gains recorded in SG&A of approximately $1.4 million and $1.9 million for the second quarter and first half of 2011, respectively, as compared to the same periods of 2010. We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at July 2, 2011 consist primarily of short-term borrowings by certain of our foreign subsidiaries.  We generally do not enter into derivative financial instruments to manage foreign currency exposure.

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

Item 4.              Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer and the Company’s Corporate Disclosure and Controls Committee, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a–15e and 15d-15e under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s Chairman and Chief Executive Officer along with the Company’s Vice President and Chief Financial Officer concluded that as of the end of such period, the Company’s disclosure controls and procedures are effective to ensure that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  There have been no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the second quarter ended July 2, 2011, in connection with the 2009 Omnibus Incentive Plan, the Company granted 40,000 shares of restricted common stock to certain Company employees. Such shares of restricted common stock vest at the rate of 33% on each anniversary of the grant date, beginning with the first anniversary, with 100% vesting upon the third anniversary of the grant date provided the recipient continues to be employed by the Company. The issuance of such restricted common stock is exempt from Section 5 of the Securities Act pursuant to Rule 701 of the Securities Act.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding securities (including publicly issued debt or equity), in privately negotiated or open market transactions, by tender offer or otherwise.

Item 5.	Other Information

On July 14, 2011, the Company entered into a consulting agreement with a member of the Company's board of directors, James B. Hirshorn, pursuant to which Mr. Hirshorn will provide consulting services consisting of advice and guidance concerning operational matters as requested by the Interim Chief Executive Officer. The consulting agreement has an initial term of one (1) year and may be terminated by either party upon fifteen (15) days prior written notice. The consulting fee is $35,000 per month. The consulting agreement is filed as an exhibit to this Form 10-Q.

Item 6.	Exhibits

The items marked with an asterisk are filed herewith.

*	10.1	James B. Hirshorn Consulting Letter Agreement dated July 14, 2011.

*	31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32
Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	101.INS	XBRL INSTANCE DOCUMENT

*	101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

*	101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

*	101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

*	101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

*	101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.

/s/ Almon C. Hall
Almon C. Hall
Authorized Officer, Vice President,
Chief Financial Officer and Chief Accounting Officer

August 9, 2011