Form 10-Q
period 2011-10-01
NORTEK INC
filed 2011-11-15
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011
OR

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

The number of shares of Common Stock outstanding as of November 11, 2011 was 15,128,489.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	October 1, 2011	December 31, 2010
Assets
Current Assets:
Unrestricted cash and cash equivalents	$57.2	$57.7
Restricted cash	0.1	0.1
Accounts receivable, less allowances of $6.2 million and $4.9 million, respectively	285.1	280.8
Inventories:
Raw materials	98.5	92.9
Work in process	30.4	24.3
Finished goods	200.1	196.3
	329.0	313.5
Prepaid expenses	17.9	15.9
Other current assets	30.5	13.8
Tax refunds receivable	10.9	18.5
Prepaid income taxes	18.4	16.9
Total current assets	749.1	717.2

Property and Equipment, at Cost:
Land	18.2	18.2
Buildings and improvements	77.5	76.0
Machinery and equipment	193.4	185.4
	289.1	279.6
Less accumulated depreciation	71.6	44.1
Total property and equipment, net	217.5	235.5

Other Assets:
Goodwill	304.7	292.1
Intangible assets, less accumulated amortization of $72.0 million and $38.2 million, respectively	670.4	695.0
Deferred debt expense	20.9	12.2
Restricted investments and marketable securities	2.2	2.4
Other assets	21.2	16.7
	1,019.4	1,018.4
Total Assets	$1,986.0	$1,971.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)
(Dollar amounts in millions, except shares data)

	October 1, 2011	December 31, 2010
Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term obligations	$2.1	$8.6
Current maturities of long-term debt	33.7	7.7
Long-term debt (Note G)	0.2	1.5
Accounts payable	170.6	175.7
Accrued expenses and taxes, net	230.3	193.2
Total current liabilities	436.9	386.7

Other Liabilities:
Deferred income taxes	125.6	152.7
Other	175.0	171.1
	300.6	323.8

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,146.9	1,101.8

Commitments and Contingencies (Note H)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at October 1, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 15,203,439 and 15,000,000 shares issued at October 1, 2011 and December 31, 2010, respectively	0.1	0.1
Additional paid-in capital	176.7	174.7
Accumulated deficit	(71.9)	(16.8)
Accumulated other comprehensive income	(0.2)	0.8
Less: Treasury stock at cost, 74,950 shares at October 1, 2011	(3.1)	—
Total stockholders' investment	101.6	158.8
Total Liabilities and Stockholders' Investment	$1,986.0	$1,971.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the third quarter ended
	October 1, 2011	October 2, 2010
	(Dollar amounts in millions,
	except shares and per share data)

Net Sales	$551.8	$496.6

Costs and Expenses:
Cost of products sold	409.6	361.4
Selling, general and administrative expense, net	117.1	100.1
Amortization of intangible assets	11.1	8.4
	537.8	469.9
Operating earnings	14.0	26.7
Interest expense	(24.6)	(22.9)
Investment income	—	0.1
(Loss) earnings before benefit from income taxes	(10.6)	3.9
Benefit from income taxes	(8.5)	(5.9)
Net (loss) earnings	$(2.1)	$9.8

Basic (loss) earnings per share	$(0.14)	$0.65

Diluted (loss) earnings per share	$(0.14)	$0.64

Weighted Average Common Shares:
Basic	15,128,246	15,000,000
Diluted	15,128,246	15,301,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the first nine months ended
	October 1, 2011	October 2, 2010
	(Dollar amounts in millions,
	except shares and per share data)

Net Sales	$1,605.3	$1,436.5

Costs and Expenses:
Cost of products sold	1,183.3	1,051.5
Selling, general and administrative expense, net	351.4	298.0
Amortization of intangible assets	33.9	29.0
	1,568.6	1,378.5
Operating earnings	36.7	58.0
Interest expense	(81.0)	(69.9)
Loss from debt retirement	(33.8)	—
Investment income	0.1	0.1
Loss before benefit from income taxes	(78.0)	(11.8)
Benefit from income taxes	(22.9)	(8.5)
Net loss	$(55.1)	$(3.3)

Basic loss per share	$(3.64)	$(0.22)

Diluted loss per share	$(3.64)	$(0.22)

Weighted Average Common Shares:
Basic	15,121,093	15,000,000
Diluted	15,121,093	15,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first nine months ended
	October 1, 2011	October 2, 2010
	(Dollar amounts in millions)
Cash flows from operating activities:
Net loss	$(55.1)	$(3.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	71.8	72.7
Loss from debt retirement	33.8	—
Non-cash interest expense, net	4.1	1.4
Non-cash share-based compensation expense	0.4	1.9
Gain on sale of property and equipment	(0.1)	(0.2)
Deferred federal income tax benefit	(27.2)	(27.3)
Changes in certain assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(3.6)	(16.8)
Inventories	(21.1)	(30.9)
Prepaid and other current assets	(20.6)	0.4
Accounts payable	(6.3)	35.3
Accrued expenses and taxes	53.1	38.3
Long-term assets, liabilities and other, net	4.6	3.0
Total adjustments to net loss	88.9	77.8
Net cash provided by operating activities	33.8	74.5
Cash flows from investing activities:
Capital expenditures	(13.9)	(12.6)
Net cash paid for businesses acquired (Note B)	(30.9)	(9.2)
Investment in joint venture (Note B)	(5.3)	—
Proceeds from the sale of property and equipment	0.6	0.5
Change in restricted cash and marketable securities	0.2	1.2
Other, net	0.2	—
Net cash used in investing activities	(49.1)	(20.1)
Cash flows from financing activities:
Increase in borrowings	80.6	47.9
Payment of borrowings	(99.3)	(138.0)
Sale of the 8.5% Senior Notes due 2021	500.0	—
Net proceeds from borrowings under the Term Loan Facility	348.2	—
Redemption of the 11% Senior Secured Notes due 2013	(753.3)	—
Fees paid in connection with new debt facilities	(58.7)	—
Payment of minimum withholding taxes in connection with vesting of restricted stock	(2.7)	—
Other, net	—	(0.7)
Net cash provided by (used in) financing activities	14.8	(90.8)
Net change in unrestricted cash and cash equivalents	(0.5)	(36.4)
Unrestricted cash and cash equivalents at the beginning of the period	57.7	89.6
Unrestricted cash and cash equivalents at the end of the period	$57.2	$53.2
Supplemental disclosure of cash flow information:
Interest paid	$58.2	$44.3
Income taxes (refunded) paid, net	$(5.5)	$11.6

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011 AND OCTOBER 2, 2010

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

The Company operates on a calendar year and for its interim periods operates on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year always begins on January 1 and ends on December 31. As a result, the Company's first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The third quarters ended October 1, 2011 (“third quarter of 2011”) and October 2, 2010 (“third quarter of 2010”) each include 91 days. The first nine months ended October 1, 2011 ("first nine months of 2011") and October 2, 2010 ("first nine months of 2010") include 274 days and 275 days, respectively.

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of the Company after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted, the Company believes that the disclosures included are adequate to make the information presented herein not misleading. Operating results for the third quarter and first nine months ended October 1, 2011 are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2011. Certain amounts in the prior year's unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation, including reclassifications to other current assets, other assets, accrued expenses and taxes, net and other liabilities related to expected insurance reimbursements.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's latest annual report on Form 10-K and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission ("SEC").

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which changes the way a company completes its annual impairment review process. The provisions of this pronouncement provide an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 allows an entity the option to bypass the qualitative-assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The pronouncement does not change the current guidance for testing other indefinite-lived intangible assets for impairment. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of ASU 2011-08 to have a material effect on its financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. The pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. This standard is effective for reporting periods beginning after December 15, 2011. Early adoption is permitted. The Company will adopt this pronouncement in the

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011 AND OCTOBER 2, 2010
(Continued)

first quarter of 2012 and it will have no effect on its financial position or results of operations, but will impact the way the Company presents comprehensive income.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require prospective application. The Company will adopt this pronouncement in the first quarter of 2012 and does not expect its adoption to have a material effect on its financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU 2010-29"), which amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance became effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There was no impact on the Company's consolidated financial results as the amendments relate only to additional disclosures.

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"), which amended the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The amendments were effective January 1, 2011 and did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements ("ASU 2010-06"), which establishes additional disclosure requirements for fair value measurements which the Company included in its interim and annual financial statements in 2010. Certain disclosure requirements relating to fair value measurements using significant unobservable inputs (Level 3) were deferred until January 1, 2011. These new requirements did not have an impact on the Company's consolidated financial results or disclosure in the unaudited condensed consolidated financial statements (see Note I, "Fair Value”).

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements that Include Software Elements ("ASU 2009-14"), which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product's essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance must be adopted in the same period that a company adopts ASU 2009-13 described in the following paragraph. Therefore, the Company adopted this guidance on January 1, 2011. The adoption of ASU 2009-14 did not have a material impact on the Company's consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple- Deliverable Revenue Arrangements ("ASU 2009-13"), which amends revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of selling price for individual elements of an arrangement when vendor-specific objective evidence or third-party evidence is unavailable. The Company adopted this guidance on January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on the Company's consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011 AND OCTOBER 2, 2010
(Continued)

(B)	Acquisitions and Other Investments

On April 28, 2011, the Company, through wholly-owned subsidiaries, acquired all of the stock of TV One Broadcast Sales Corporation, Barcom (UK) Holdings Limited and Barcom Asia Holdings, LLC (collectively, "TV One") for approximately $26.0 million.  In connection with the acquisition of TV One, in the second quarter of 2011, the Company also incurred approximately $0.8 million of fees and expenses, which have been recorded in selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations. TV One sells a complete range of video signal processing products for the professional audio/video and broadcast markets. TV One is included in the Company's Technology Products segment. The Company has made preliminary estimates of the fair value of assets and liabilities of TV One, utilizing information available at the time that the Company's unaudited condensed consolidated financial statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. The Company is in the process of finalizing the purchase accounting and final estimates of fair value of assets and liabilities, which is expected to be completed during the fourth quarter of 2011. Any changes to the estimates for these amounts or other final purchase accounting adjustments will be reflected as an adjustment to goodwill in the fourth quarter of 2011 when the purchase price calculation is finalized.

On March 21, 2011, the Company, through its wholly-owned subsidiary Huntair Middle East Holdings, Inc. ("Huntair"), acquired a forty-nine percent minority interest in Huntair Arabia, for approximately $5.3 million. Huntair Arabia is an operating joint venture between the Company and Alessa Advanced Projects Company ("Alessa") in Saudi Arabia that was formed for purposes of trading, manufacturing, supplying, installing, and servicing commercial air conditioning and commercial air handling units in Saudi Arabia and certain other regions. The Company does not have a controlling financial interest and, therefore, is accounting for this investment under the equity method of accounting within the Commercial HVAC segment. In connection with its investment in Huntair Arabia, Huntair issued a 10 year note to Alessa for approximately $5.3 million. The note does not bear interest and as such, the Company has recorded the note, net of discount of approximately $0.8 million, on its accompanying unaudited condensed consolidated balance sheet at October 1, 2011.

On December 17, 2010, the Company acquired all of the outstanding stock of Ergotron, Inc. (“Ergotron"). Ergotron is a designer, manufacturer and marketer of innovative, ergonomic mounting and mobility products for computer monitors, notebooks and flat panel displays in the United States and other parts of the world. The estimated purchase price was approximately $299.3 million, consisting of cash payments totaling approximately $295.6 million, of which approximately $5.8 million was paid in the first nine months of 2011, and an estimated payable to the sellers of approximately $3.7 million related to the remaining estimated reimbursement of federal and state tax refunds due to Ergotron for the pre-acquisition period in 2010. The final amounts due for the reimbursement of federal and state tax refunds will be determined when the final pre-acquisition tax returns are filed and the refunds are collected, which is expected to occur in the fourth quarter of 2011. Any changes to the estimates for these amounts or other final purchase accounting adjustments will be reflected as an adjustment to goodwill in the fourth quarter of 2011 when the purchase price calculation is finalized.

Goodwill associated with the acquisition of Ergotron was recorded in the Technology Products segment, and the Company does not believe that any of the goodwill will be deductible for tax purposes. Due to revisions to the preliminary estimate of fair value, which primarily related to intangible assets, net of deferred tax consequences, the preliminary goodwill allocation related to Ergotron increased by approximately $0.5 million from $130.0 million as of December 31, 2010 to approximately $130.5 million as of October 1, 2011.

On July 6, 2010, the Company, through its wholly-owned subsidiary, Linear LLC acquired all of the issued and outstanding membership interests of Skycam, LLC (“Luxor”) for approximately $9.1 million (utilizing approximately $7.9 million of cash and issuing an unsecured 4% subordinated note in the amount of $1.2 million due January 2012).  Luxor is an online retailer and distributor of security cameras and digital video recorders and is included in the Technology Products segment.

The acquisitions of TV One, Ergotron and Luxor contributed approximately $58.8 million to net sales and approximately $7.4 million (which includes depreciation and amortization of approximately $4.3 million) to operating earnings for the third quarter of 2011 and contributed approximately $169.3 million to net sales and approximately $12.1 million (which includes depreciation and amortization of approximately $20.8 million, including approximately $7.5 million relating to the amortization of fair value allocated to inventory) to operating earnings for the first nine months of 2011.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011 AND OCTOBER 2, 2010
(Continued)

Contingent consideration of approximately $1.3 million was paid in the first quarter of 2010 related to the acquisition of certain entities.  The Company does not anticipate paying any further contingent consideration for completed acquisitions as of October 1, 2011.

The following table presents a summary of the activity in goodwill by reporting segment for the first nine months of 2011:

	December 31, 2010	Purchase Accounting (1)	October 1, 2011
	(Amounts in millions)
Residential Ventilation Products (“RVP”):
Gross goodwill	$154.8	$—	$154.8
Impairment losses	—	—	—
Net RVP goodwill	154.8	—	154.8

Technology Products (“TECH”):
Gross goodwill	137.3	12.6	149.9
Impairment losses	—	—	—
Net TECH goodwill	137.3	12.6	149.9

Consolidated goodwill (2):
Gross goodwill	292.1	12.6	304.7
Impairment losses	—	—	—
Net consolidated goodwill	$292.1	$12.6	$304.7

(1)	Purchase accounting adjustments for TECH goodwill during the first nine months of 2011 relate to the acquisitions of Ergotron and TV One.

(2)	There was no goodwill allocated to the R-HVAC or C-HVAC reporting segments at either October 1, 2011 or December 31, 2010.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011 AND OCTOBER 2, 2010
(Continued)

(C)	Stockholders' Investment

Activity within stockholders' investment, including comprehensive loss, for the third quarter of 2011 is as follows:

	Common Stock	Addi- tional Paid-In Capital	Accumu- lated Deficit	Accumu- lated Other Compre- hensive Income (Loss)	Treasury Stock	Compre- hensive Loss
	(Amounts in millions)
Balance, July 2, 2011	$0.1	$176.5	$(69.8)	$4.0	$(3.1)	$—
Net loss	—	—	(2.1)	—	—	(2.1)
Other comprehensive loss:
Currency translation adjustment	—	—	—	(3.7)	—	(3.7)
Pension liability adjustment	—	—	—	(0.5)	—	(0.5)
Comprehensive loss						$(6.3)
3,000 shares of common stock issued upon exercise of stock options	—	0.1	—	—	—
2,483 shares of treasury stock acquired	—	—	—	—	—
Share-based compensation expense	—	0.1	—	—	—
Balance, October 1, 2011	$0.1	$176.7	$(71.9)	$(0.2)	$(3.1)

Activity within stockholders' investment, including comprehensive (loss) income, for the third quarter of 2010 is as follows:

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Compre- hensive Income(Loss)
	(Amounts in millions)
Balance, July 3, 2010	$0.1	$173.1	$(16.5)	$(0.4)	$—
Net earnings	—	—	9.8	—	9.8
Other comprehensive income (loss):
Currency translation adjustment	—	—	—	3.2	3.2
Pension liability adjustment	—	—	—	(0.2)	(0.2)
Comprehensive income					$12.8
Share-based compensation expense	—	0.7	—	—
Balance, October 2, 2010	$0.1	$173.8	$(6.7)	$2.6

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011 AND OCTOBER 2, 2010
(Continued)

Activity within stockholders' investment, including comprehensive loss, for the first nine months of 2011 is as follows:

	Common Stock	Addi- tional Paid-In Capital	Accumu- lated Deficit	Accumu- lated Other Compre- hensive Income (Loss)	Treasury Stock	Compre- hensive Loss
	(Amounts in millions)
Balance, December 31, 2010	$0.1	$174.7	$(16.8)	$0.8	$—	$—
Net loss	—	—	(55.1)	—	—	(55.1)
Other comprehensive loss:
Currency translation adjustment	—	—	—	(0.9)	—	(0.9)
Pension liability adjustment, net of tax of approximately $0.3 million	—	—	—	(0.1)	—	(0.1)
Comprehensive loss						$(56.1)
175,261 shares of common stock issued upon vesting of restricted stock	—	—	—	—	—
28,178 shares of common stock issued upon exercise of stock options	—	0.5	—	—	—
74,950 shares of treasury stock acquired	—	—	—	—	(3.1)
Modification to executive stock option arrangements	—	1.1	—	—	—
Share-based compensation expense	—	0.4	—	—	—
Balance, October 1, 2011	$0.1	$176.7	$(71.9)	$(0.2)	$(3.1)

Activity within stockholders' investment, including comprehensive (loss) income, for the first nine months of 2010 is as follows:

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Compre- hensive (Loss) Income
	(Amounts in millions)
Balance, December 31, 2009	$0.1	$171.9	$(3.4)	$1.5	$—
Net loss	—	—	(3.3)	—	(3.3)
Other comprehensive income:
Currency translation adjustment	—	—	—	1.1	1.1
Comprehensive loss					$(2.2)
Share-based compensation expense	—	1.9	—	—
Balance, October 2, 2010	$0.1	$173.8	$(6.7)	$2.6

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011 AND OCTOBER 2, 2010
(Continued)

(D)	(Loss) Earnings per Share

The Company calculates basic and diluted (loss) earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”).  Basic (loss) earnings per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted (loss) earnings per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliations between basic and diluted (loss) earnings per share for the third quarter and first nine months of 2011 and 2010 are as follows:

	For the third quarter of		For the first nine months of
	2011	2010	2011	2010
	(Dollar amounts in millions, except shares and per share data)

Net (loss) earnings	$(2.1)	$9.8	$(55.1)	$(3.3)

Weighted average common shares
outstanding	15,128,246	15,000,000	15,121,093	15,000,000
Dilutive effect of stock options	—	301,864	—	—
Dilutive shares outstanding	15,128,246	15,301,864	15,121,093	15,000,000

Basic (loss) earnings per share	$(0.14)	$0.65	$(3.64)	$(0.22)

Diluted (loss) earnings per share	$(0.14)	$0.64	$(3.64)	$(0.22)

The effect of certain potential common share equivalents, including warrants, unvested restricted stock, and stock options were excluded from the computation of diluted shares outstanding for the third quarter and first nine months of 2011 and 2010, as inclusion would have been anti-dilutive.  A summary of these common share equivalents excluded from the third quarter and first nine months of 2011 and 2010 is as follows:

	For the third quarter of		For the first nine months of
	2011	2010	2011	2010
Warrants	789,474	789,474	789,474	789,474
Restricted stock	316,852	706,481	316,852	706,481
Stock options	515,616	20,000	515,616	786,481
Total	1,621,942	1,515,955	1,621,942	2,282,436

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011 AND OCTOBER 2, 2010
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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011 AND OCTOBER 2, 2010
(Continued)

Unaudited net sales, operating earnings and (loss) earnings before benefit from income taxes for the Company’s reporting segments for the third quarter of 2011 and 2010 were as follows:

	For the third quarter of
	2011	2010
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$146.5	$146.0
Technology products	196.1	139.7
Residential HVAC products	98.0	119.0
Commercial HVAC products	111.2	91.9
Consolidated net sales	$551.8	$496.6

Operating earnings (loss):
Residential ventilation products	$4.1	$13.4
Technology products	13.6	13.9
Residential HVAC products	—	4.4
Commercial HVAC products	4.9	0.7
Subtotal	22.6	32.4
Executive retirement (Note L)	(0.2)	—
Unallocated, net	(8.4)	(5.7)
Consolidated operating earnings	14.0	26.7
Interest expense	(24.6)	(22.9)
Investment income	—	0.1
(Loss) earnings before benefit from income taxes	$(10.6)	$3.9

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011 AND OCTOBER 2, 2010
(Continued)

Unaudited net sales, operating earnings and loss before benefit from income taxes for the Company’s reporting segments for the first nine months of 2011 and 2010 were as follows:

	For the first nine months of
	2011	2010
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$447.9	$453.1
Technology products	534.0	349.4
Residential HVAC products	306.7	361.3
Commercial HVAC products	316.7	272.7
Consolidated net sales	$1,605.3	$1,436.5

Operating earnings (loss):
Residential ventilation products	$22.9	$43.2
Technology products	34.3	10.4
Residential HVAC products	4.7	18.6
Commercial HVAC products	5.1	5.3
Subtotal	67.0	77.5
Executive retirement (Note L)	(8.7)	—
Unallocated, net	(21.6)	(19.5)
Consolidated operating earnings	36.7	58.0
Interest expense	(81.0)	(69.9)
Loss from debt retirement	(33.8)	—
Investment income	0.1	0.1
Loss before benefit from income taxes	$(78.0)	$(11.8)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011 AND OCTOBER 2, 2010
(Continued)

(F)	Income Taxes

The Company provided for income taxes on an interim basis based upon the estimated annual effective tax rate for 2011 and 2010.  The following reconciles the federal statutory income tax rate to the effective tax rate of approximately 29.4% and 72.0% for the first nine months of 2011 and 2010, respectively:

	For the first nine months of
	2011	2010
Income tax at the federal statutory rate	35.0%	35.0%
Net change from federal statutory rate:
Tax benefit from capitalized research and development costs	—	95.8
Increase in valuation allowance related to deferred tax assets	(8.6)	(53.3)
(Increase) decrease in uncertain tax positions, including interest	(0.5)	9.9
State income tax benefit, net of federal income tax effect	4.8	(2.2)
Tax effect resulting from foreign activities	(0.4)	(10.8)
Non-deductible expenses	(0.8)	(1.2)
Other, net	(0.1)	(1.2)
Income tax at effective rate	29.4%	72.0%

The increase in valuation allowance relates to losses of certain foreign subsidiaries and losses in certain domestic jurisdictions. The Company has determined that based on the history of losses at these subsidiaries, a valuation allowance is required for these loss carry-forwards since it is more likely than not that these loss carry-forwards will not be realized.

As of January 1, 2011, the Company had a liability of approximately $21.2 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  As a result of additional provisions to the reserve during the first nine months of 2011, the liability for uncertain tax positions at October 1, 2011 was approximately $23.3 million. The liability for uncertain tax positions is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet. The corresponding amount of gross uncertain tax benefits was approximately $24.3 million and $21.9 million at October 1, 2011 and December 31, 2010, respectively.

The amount of uncertain tax positions that will impact the Company's effective tax rate is approximately $13.0 million. The difference between the total amount of uncertain tax positions and the amount that will impact the effective tax rate represents the federal tax effect of state tax items and items that offset temporary differences.

As of October 1, 2011, the Company had approximately $1.7 million in unrecognized benefits relating to various state tax issues, for which the statute of limitations is expected to expire in the fourth quarter of 2011.

As of December 31, 2010, the Company had accrued liabilities of approximately $3.0 million for interest related to uncertain tax positions.  As of October 1, 2011, the total amount of accrued interest related to uncertain tax positions was approximately $4.0 million.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011 AND OCTOBER 2, 2010
(Continued)

(G)	Notes, Mortgage Notes and Obligations Payable

On April 26, 2011, the Company successfully completed the private placement of $500.0 million in aggregate principal amount of 8.5% Senior Notes due 2021 (the “8.5% Notes”). The Company also entered into a new senior secured term loan with a final maturity in 2017 and optional interest rates at the election of the Company, including LIBOR, as defined in the agreement, plus 4.0% with a LIBOR floor of 1.25% (the “Term Loan Facility”). The Company borrowed $350.0 million aggregate principal under the Term Loan Facility at a 5.25% interest rate on April 26, 2011, which resulted in net proceeds to the Company of approximately $348.2 million, after deducting an original issue discount of approximately $1.8 million. The Company received approximately $827.3 million of net proceeds in connection with the issuance of the 8.5% Notes and Term Loan Facility, after deducting approximately $20.9 million of underwriting commissions and legal, accounting and other expenses incurred. As discussed further below, the Company used approximately $825.0 million of these net proceeds to repurchase or redeem all of the Company's 11% Senior Secured Notes, which included approximately $753.3 million of aggregate outstanding principal balance, approximately $37.8 million of tender and redemption premiums and approximately $33.9 million of accrued but unpaid interest as of the redemption dates. Net cash from these debt transactions of approximately $2.3 million was retained by the Company for general corporate purposes.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011 AND OCTOBER 2, 2010
(Continued)

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

In addition, at any time and from time to time prior to April 15, 2016, the Company may redeem all or any portion of the 8.5% Notes outstanding at a redemption price equal to (a) 100% of the aggregate principal amount of the 8.5% Notes to be redeemed together with accrued and unpaid interest to such redemption date, plus (b) the “Make Whole Amount”. The “Make Whole Amount” means, with respect to the 8.5% Notes at any redemption date, the greater of (i) 1.0% of the principal amount of the 8.5% Notes and (ii) the excess, if any, of (a) an amount equal to the present value of (1) the redemption price of the 8.5% Notes at April 15, 2016 plus (2) the remaining scheduled interest payments of the 8.5% Notes to be redeemed to April 15, 2016, computed using a discount rate equal to the Treasury Rate plus 0.5%, over (b) the principal amount of the 8.5% Notes to be redeemed.

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

The Term Loan Facility provides that, after April 26, 2011, the Company may request additional tranches of term loans in an aggregate amount not to exceed $200.0 million. Availability of such additional tranches of term loans will be subject to the absence of any default, a pro forma secured leverage ratio test and, among other things, the receipt of commitments by existing or additional financial institutions.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011 AND OCTOBER 2, 2010
(Continued)

Loans under the Term Loan Facility bear interest, at the Company's option, at a rate per annum equal to either (1) base rate (as defined in the credit agreement governing the Term Loan Facility) or (2) LIBOR (as defined in the credit agreement governing the Term Loan Facility), in each case plus an applicable margin. The weighted average interest rate under the Term Loan Facility at October 1, 2011 was 5.25%.

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

Certain voluntary prepayments on or prior to the first anniversary of the closing of the Term Loan Facility are subject to a call premium of 1%. Otherwise, the Company may voluntarily prepay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.

The Term Loan Facility agreement contains certain restrictive financial and operating covenants, including covenants that restrict the Company's ability and the ability of its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.

Other Indebtedness

The indenture governing the 10% Senior Notes due 2018 (the "10% Notes") contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and the sale of assets (all as defined in the indenture and other agreements). As of October 1, 2011, the Company had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $25.0 million.

On October 21, 2011, the Company notified the Trustee for the 10% Notes of the existence of a default, as defined in the related indenture, resulting from the Company's failure to timely provide a current report on Form 8-K including certain financial statements required by Item 9.01 of Form 8-K related to the Company's acquisition of Ergotron. The Company has subsequently filed an amendment to the Form 8-K relating to the Ergotron acquisition, which includes such financial statements, on November 10, 2011. Accordingly, there was no Event of Default, as defined in the indenture, and the Company is in compliance with the terms, covenants and conditions set forth in the indenture relating to the 10% Notes.

At October 1, 2011 and December 31, 2010, the Company's subsidiary, Best, was not in compliance with certain maintenance covenants with respect to one of its loan agreements with borrowings outstanding of approximately $0.8 million and $1.4 million at October 1, 2011 and December 31, 2010, respectively. As a result, the Company reclassified the long-term portion of outstanding borrowings under this agreement of approximately $0.6 million as a current liability on its consolidated balance sheet at December 31, 2010.  The lender has not taken any action related to the covenant noncompliance at this time.  The next measurement date for the maintenance covenant is for the year ended December 31, 2011 and the Company believes it is probable that Best will not be in compliance with such covenants at such time.  No assurances can be given that the lender will continue to not take any action and accordingly, the Company could be required to repay this outstanding borrowing if non-compliance is not cured or waived, as the case may be. In the event this lender accelerates this loan, additional indebtedness of Best under a different loan agreement with borrowings outstanding of approximately $1.1 million and $1.7 million at October 1, 2011 and December 31, 2010, respectively, could also become immediately due and payable if such cross-default is not waived. As a result, the Company has also reclassified the long-term portion of this additional indebtedness of approximately $0.2 million and $0.9 million as a current liability on its consolidated balance sheet at October 1, 2011 and December 31, 2010, respectively.

On October 28, 2011, we voluntarily repaid $25.0 million of outstanding borrowings under our ABL Facility and accordingly have classified such amount as current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011 AND OCTOBER 2, 2010
(Continued)

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

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications of approximately $5.5 million at October 1, 2011, of which approximately $2.3 million are recorded in accrued expenses and approximately $3.2 million are recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet.  At October 1, 2011, the undiscounted future payments related to these indemnifications are estimated to be approximately $6.1 million.  At December 31, 2010, the Company had recorded liabilities in relation to these indemnifications of approximately $5.7 million, of which approximately $2.2 million was recorded in accrued expenses and approximately $3.5 million was recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet.

The Company sells a number of products and offers a number of warranties including, in some instances, extended warranties for which the Company receives proceeds.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs that may be incurred under its warranties, with the exception of extended warranties, and records a liability for such costs at the time of sale.  Deferred revenue from extended warranties is recorded at estimated fair value and is amortized over the life of the warranty and periodically reviewed to ensure that the amount recorded is equal to or greater than estimated future costs.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. As a result of this assessment, the Company increased its warranty liability by approximately $5.3 million in the third quarter of 2011, reducing net income by approximately $2.8 million, or approximately $0.18 per share, for the third quarter and first nine months of 2011.

Changes in the Company’s combined short-term and long-term warranty liabilities during the third quarter of 2011 and 2010 are as follows:

	For the third quarter of
	2011	2010
	(Amounts in millions)
Balance, beginning of period	$55.5	$57.0
Warranties provided during period	6.7	9.0
Settlements made during period	(7.4)	(9.7)
Changes in liability estimate, including expirations and acquisitions	4.9	(3.1)
Balance, end of period	$59.7	$53.2

Changes in the Company’s combined short-term and long-term warranty liabilities during the first nine months of 2011 and 2010 are as follows:

	For the first nine months of
	2011	2010
	(Amounts in millions)
Balance, beginning of period	$55.9	$54.3
Warranties provided during period	20.0	21.8
Settlements made during period	(19.7)	(20.3)
Changes in liability estimate, including expirations and acquisitions	3.5	(2.6)
Balance, end of period	$59.7	$53.2

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011 AND OCTOBER 2, 2010
(Continued)

In the fourth quarter of 2009, two of the Company's subsidiaries in the TECH segment began shipping security products to a new customer under an agreement to manufacture and sell these security products. Under this agreement, the Company recognized net sales of approximately $35.7 million and $62.5 million during the third quarter and first nine months of 2011, respectively. The Company recognized net sales of approximately $34.2 million and $45.8 million relating to this customer during the third quarter and first nine months of 2010, respectively. The agreement includes payment terms which are extended beyond the subsidiaries' normal payment terms. The Company has determined that cash basis accounting treatment is appropriate for revenue recognition under this agreement. Accordingly, the Company has deferred revenue recognition on approximately $36.5 million and $9.2 million of net sales at October 1, 2011 and December 31, 2010, respectively, and recorded the cost basis of related inventory shipped of approximately $23.0 million and $6.5 million at October 1, 2011 and December 31, 2010, respectively, in other current assets in the accompanying unaudited condensed consolidated balance sheet. In addition, included in inventory is approximately $6.7 million and $6.1 million at October 1, 2011 and December 31, 2010, respectively, of inventory related to this customer. As only limited cash collection history was available in periods prior to December 31, 2009, the Company recorded loss contingency reserves of approximately $2.0 million as a reduction to other current assets during the first nine months of 2010.

The customer has made approximately $26.3 million of payments to date in the fourth quarter of 2011, including approximately $13.3 million of delinquent payments that were scheduled to be received in the third quarter of 2011. In the fourth quarter, the customer notified the Company of a product recall issue related to certain products that the Company provided to the customer who in turn sold such products to third parties. The Company is in the process of negotiating a resolution of this and other contractual terms in the customer agreement. These negotiations have not been completed and, accordingly, the Company has recorded a warranty reserve of approximately $6.0 million, representing the Company's best estimate of the amount that may be ultimately due for the product recall as of October 1, 2011. The Company made an approximate $2.9 million progress payment to the customer for the product recall in the fourth quarter of 2011. The customer has continued to make payments and is current on its account. As such, the Company currently believes that it will collect all remaining amounts recorded in the consolidated balance sheet as of October 1, 2011, net of the remaining warranty reserve, in accordance with the terms of the current agreement with the customer.

As the Company records revenue on the cash basis of accounting for this customer, the failure of the Company to receive scheduled payments resulted in a corresponding reduction to revenue and cost of goods sold in the Company's third quarter 2011 operating results than was otherwise expected. If the customer remains current with its payments, then sales and cost of goods sold will be higher than was otherwise expected in the fourth quarter of 2011.

There can be no assurances that the Company will be able to complete its negotiations with the customer or that the customer will continue to pay according to terms in the fourth quarter of 2011 if the negotiations are not completed. As such, it is possible that the Company may have reduced sales and cost of sales and may be required to record additional reserves in the fourth quarter of 2011 related to this customer relationship. The Company will continue to closely monitor the situation in the fourth quarter of 2011.

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

The Company has undertaken several voluntary product recalls and reworks over the past several years. Additional product recalls and reworks could result in material costs. Many of the Company's products, especially certain models of bath fans, range hoods, and residential furnaces and air conditioners, have a large installed base, and any recalls and reworks related to products with a large installed base could be particularly costly. The costs of product recalls and reworks are not generally covered by insurance. Any recalls or reworks may adversely affect the Company's reputation as a manufacturer of high-quality, safe products and could have a material adverse effect on its financial condition, results of operations and cash flows.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011 AND OCTOBER 2, 2010
(Continued)

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

Measured on a Recurring Basis

Restricted Investments and Marketable Securities (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at October 1, 2011 or December 31, 2010.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of October 1, 2011 and December 31, 2010 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value because of their short-term nature.

Long-Term Debt -- At October 1, 2011, the fair value of the Company's long-term indebtedness was approximately $108.8 million lower than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before unamortized discount of approximately $17.0 million. At December 31, 2010, the fair value of the Company’s long-term indebtedness was approximately $57.1 million higher than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before unamortized discount of approximately $2.0 million.  The Company determined the fair market value of its 10% Notes and 8.5% Notes using available market quotes. For the Company's remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and Term Loan Facility), the Company assumed that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and the Company's estimated credit risk.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011 AND OCTOBER 2, 2010
(Continued)

(J)	Pension, Profit Sharing & Other Post-Retirement Benefits

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $1.1 million and $1.3 million for the third quarter of 2011 and 2010, respectively, and aggregated approximately $3.8 million and $3.2 million for the first nine months of 2011 and 2010, respectively.

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At October 1, 2011, the Company estimated that approximately $7.4 million would be contributed to the Company's defined benefit pension plans in 2011, of which approximately $5.8 million was contributed through the first nine months of 2011.

The Company’s unaudited net periodic (income) benefit cost for its defined benefit plans for the third quarter of 2011 and 2010 consists of the following components:

	For the third quarter of
	2011	2010
	(Dollar amounts in millions)
Service cost	$0.1	$0.1
Interest cost	2.1	2.2
Expected return on plan assets	(2.3)	(2.1)
Net periodic (income) benefit cost	$(0.1)	$0.2

The Company’s unaudited net periodic (income) benefit cost for its defined benefit plans for the first nine months of 2011 and 2010 consists of the following components:

	For the first nine months of
	2011	2010
	(Dollar amounts in millions)
Service cost	$0.3	$0.3
Interest cost	6.4	6.6
Expected return on plan assets	(7.0)	(6.3)
Net periodic (income) benefit cost	$(0.3)	$0.6

The Company's unaudited net periodic benefit cost, consisting solely of interest costs, for its post-retirement health benefit plan for the first nine months of 2010 was approximately $0.2 million. There were no periodic benefit costs for the Company's post-retirement health benefit plan for the third quarter and first nine months of 2011 or the third quarter of 2010.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011 AND OCTOBER 2, 2010
(Continued)

(K)	Exit and Disposal Activities

The Company has initiated various exit and disposal activities including, but not limited to, the following matters.

During 2010, the Company announced the formation of its new audio/visual control company within the TECH segment called The AVC Group, LLC ("The AVC Group"). Upon the formation of The AVC Group, the operations of Niles Audio Corporation, Elan Home Systems, L.L.C. and Xantech LLC were combined to improve the overall operational efficiencies of these companies. In conjunction with the formation of The AVC Group, the Company is in the process of consolidating and shutting down certain of its facilities and, as a result, recorded net expenses within selling, general and administrative expense, net ("SG&A") of approximately $0.4 million for the first nine months of 2011 consisting of severance and other expenses. During 2010, the Company recorded approximately $2.8 million (of which approximately $2.6 million was recorded within SG&A) of severance and other expenses related to this activity, of which approximately $0.4 million was recorded in SG&A in the third quarter of 2010. The Company does not anticipate recording any additional expenses related to severance or other costs associated with this activity.

In addition, the Company is in the process of restructuring its Aigis Mechtronics, Inc. ("Aigis") and Lite Touch, Inc. ("Lite Touch") facilities within the TECH segment. As a result, during the third quarter and first nine months of 2011, the Company recorded expenses of approximately $0.2 million (of which approximately $0.1 million was recorded within SG&A) and $0.8 million (of which approximately $0.6 million was recorded within SG&A), respectively, related to severance and other costs. The Company anticipates recording additional expenses associated with the restructuring of Aigis and Lite Touch of approximately $0.3 million through the fourth quarter of 2011.

In February 2011, management approved an initial plan to reduce costs and improve production efficiencies at the Company's subsidiary, Best, and during the third quarter of 2011, our Board of Directors approved additional plans that are expected to further improve the overall operational efficiencies of Best. During the third quarter and first nine months of 2011, the Company recorded expenses within SG&A of the RVP segment of approximately $0.1 million and $0.6 million, respectively, related to severance and other costs. The Company also recorded additional severance costs of approximately $0.4 million and $1.7 million within cost of products sold ("COGS") during the third quarter and first nine months of 2011, respectively. In the fourth quarter of 2011, the Company transferred certain operations from Italy to Poland in accordance with the plan and has commenced union negotiations with respect to the employees to be terminated. The Company anticipates recording additional expenses of between approximately $10 million and $12 million related to this restructuring plan consisting of severance and other expenses in the fourth quarter of 2011 and through 2012.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 1, 2011 AND OCTOBER 2, 2010
(Continued)

The following table sets forth exit and disposal activity in accordance with ASC 420, “Exit or Disposal Cost Obligations" (“ASC 420”) in the accompanying unaudited condensed consolidated statement of operations for the first nine months of 2011:

			Payments
	Balance		and Asset		Balance
	12/31/10	Provision	Write Downs	Other	10/1/11
	(Amounts in millions)
Employee Separation Expenses:
SG&A	$2.0	$1.6	$(3.1)	$(0.1)	$0.4
COGS	0.1	2.2	(1.9)	—	0.4
Total Employee Separation Expenses	2.1	3.8	(5.0)	(0.1)	0.8

Other Costs and Expenses:
SG&A	0.9	0.5	(1.1)	—	0.3
COGS	—	0.1	(0.1)	—	—
Total Other Costs and Expenses	0.9	0.6	(1.2)	—	0.3

Total Restructuring Activity:
SG&A	2.9	2.1	(4.2)	(0.1)	0.7
COGS	0.1	2.3	(2.0)	—	0.4
	$3.0	$4.4	$(6.2)	$(0.1)	$1.1

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other costs include expenses associated with asset write-downs, terminating other contractual arrangements, costs to prepare facilities for closure, and costs to move equipment and products to other facilities.

(L)	Retirement of Richard L. Bready

On June 30, 2011, the Company announced that Richard L. Bready planned to retire from the positions of Chairman of the Board of Directors, President and Chief Executive Officer of the Company, effective as of July 1, 2011 (the “Retirement Date”).

Under the terms of his existing employment agreement and by agreement dated June 30, 2011 (the “Separation Agreement”), and in consideration for the observation by Mr. Bready of certain restrictive covenants for a period of 12 months after the Retirement Date, a release of claims against the Company, a non-disparagement covenant, and his agreement to provide certain consulting and transition services to the Company in connection with his retirement from the Company, Mr. Bready will receive: (i) a severance payment of $5,250,000, payable over 18 months in equal installments; (ii) a lump sum payment of $1,000,000 in lieu of the lifetime health and medical coverage which would have been due under Mr. Bready's existing employment agreement, with a tax gross-up; (iii) approximately $750,000, payable over 18 months in equal installments in respect of certain perquisites set forth in Mr. Bready's employment agreement. Due to the requirements of Section 409A of the Internal Revenue Code of 1986, and pursuant to Company policy, the cash payments noted above that are due to Mr. Bready in connection with his separation from service will delayed for a period of six months. All unvested equity awards held by Mr. Bready as of the Retirement Date were forfeited, except that half of his stock options that would have vested later this year were deemed vested. Mr. Bready's vested stock options will remain exercisable until the earlier of (i) five years from the Retirement Date or (ii) the expiration date of the stock options.

As a result, the Company recorded approximately $0.2 million and $8.7 million of severance expense within SG&A during the third quarter and first nine months of 2011, respectively, related to the Separation Agreement.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

Basis of Presentation

We operate on a calendar year and for our interim periods we operate on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The third quarters ended October 1, 2011 (“third quarter of 2011”) and October 2, 2010 (“third quarter of 2010”) each include 91 days. The first nine months ended October 1, 2011 ("first nine months of 2011") and October 2, 2010 ("first nine months of 2010") include 274 days and 275 days, respectively.

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

Changes in key industry activity affecting our businesses in the United States for the third quarter and first nine months of 2011, the fourth quarter of 2010 and the full year of 2010 as compared to the same periods of 2010 and 2009, respectively, were as follows:

		% Increase (Decrease)
	Source of	3rd Quarter	1st Nine Months	4th Quarter	Full Year
	Data	2011	2011	2010	2010
Private residential construction spending	1	(3)%	(3)%	(7)%	(3)%
Total housing starts	1	6%	(2)%	(3)%	6%
New home sales	1	4%	(9)%	(21)%	(14)%
Existing home sales	2	18%	—%	(19)%	(5)%
Residential improvement spending	1	(4)%	2%	(5)%	—%
Central air conditioning and heat pump shipments	3	11%	13%	(4)%	—%
Private non-residential construction spending	1	6%	—%	(12)%	(24)%
Manufactured housing shipments	1	3%	(7)%	(16)%	—%
Residential fixed investment spending	4	2%	(3)%	(6)%	(4)%

Source of data:

(1)	U.S. Census Bureau

(2)	National Association of Realtors

(3)	Air Conditioning and Refrigeration Institute

(4)	U.S. Bureau of Economic Analysis

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

In addition, according to the Canada Mortgage and Housing Corporation, Canadian housing starts increased approximately 6% in the third quarter of 2011 as compared to the third quarter of 2010, decreased approximately 1% in the first nine months of 2011 as compared to the first nine months of 2010, increased approximately 1% in the fourth quarter of 2010 as compared to the fourth quarter of 2009 and increased approximately 27% for the full year of 2010 as compared to the full year of 2009.

The demand for certain of our products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during winter months usually reduces the level of building and remodeling activity in both home improvement and new construction markets, thereby reducing our sales levels during the first and fourth quarters.

We are subject to the effects of changing prices and the impact of inflation which could have a significant adverse effect on our results of operations. In some circumstances, market conditions or customer expectations may prevent us from increasing the prices of our products to offset the inflationary pressures that may increase costs in the future.  During the first nine months of 2011, we experienced higher material costs as a percentage of net sales as compared to the same period of 2010 related primarily to changes in product mix, higher prices related to the purchase of purchased components, such as electrical components, plastics and packaging, as well as from lower sales prices in the C-HVAC segment for jobs signed during the second half of 2010 and delivered in the first half of 2011.  A portion of these increases was offset by strategic sourcing initiatives and improvements in manufacturing processes. Should these price levels continue or increase further there can be no assurance that we will be able to sufficiently increase sales prices to offset the adverse effect on earnings from rising material costs.

Excluding the effect of acquisitions, freight costs remained unchanged during the third quarter of 2011 as compared to the third quarter of 2010 and increased slightly during the first nine months of 2011 as compared to the first nine months of 2010. This increase in freight costs during the first nine months of 2011 is primarily due to increased fuel costs worldwide. These increases were partially offset by a decrease in ocean freight costs in the first nine months of 2011 due to overcapacity in the ocean market. Continued strategic sourcing initiatives and other cost reduction measures help mitigate fluctuations in freight costs.

Outlook

Our outlook for the remainder of 2011 is for the housing markets to remain weak. Continued low consumer confidence, high unemployment levels and a continued high level of foreclosures are expected to continue to depress the housing markets. The non-residential market, which slowed in 2010, is expected to remain weak throughout 2011. These continued depressed market conditions, together with commodity cost pressures, continue to challenge our 2011 performance.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

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

Insurance Liabilities, including Product Liability

We record insurance liabilities and related expenses for health, workers compensation, product and general liability losses, and other insurance reserves and expenses in accordance with either the contractual terms of our policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent payments are expected to be made in the succeeding year with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims, and incurred but not reported claims as of the reporting date. We consider historical trends when determining the appropriate insurance reserves to record. In certain cases where partial insurance coverage exists, we must estimate the portion of the liability that will be covered by existing insurance policies to arrive at our net expected liability. Receivables for insurance recoveries for product liability claims are recorded as assets, on an undiscounted basis, in the accompanying unaudited condensed consolidated balance sheet as of October 1, 2011 and December 31, 2010. These recoveries are estimated based on the contractual arrangements with vendors and other third parties and historical trends. We believe that our procedures for estimating such amounts are reasonable.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

Results of Operations

The following table presents the financial information for our reporting segments for the third quarter of 2011 and 2010:

	For the third quarter of		Net Change
	2011	2010	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$146.5	$146.0	$0.5	0.3%
Technology products	196.1	139.7	56.4	40.4
Residential HVAC products	98.0	119.0	(21.0)	(17.6)
Commercial HVAC products	111.2	91.9	19.3	21.0
Consolidated net sales	$551.8	$496.6	$55.2	11.1%
Operating earnings (loss):
Residential ventilation products	$4.1	$13.4	$(9.3)	(69.4)%
Technology products	13.6	13.9	(0.3)	(2.2)
Residential HVAC products	—	4.4	(4.4)	(100.0)
Commercial HVAC products	4.9	0.7	4.2	*
Subtotal	22.6	32.4	(9.8)	(30.2)
Executive retirement	(0.2)	—	(0.2)	*
Unallocated, net	(8.4)	(5.7)	(2.7)	(47.4)
Consolidated operating earnings	$14.0	$26.7	$(12.7)	(47.6)%
Depreciation and amortization expense:
Residential ventilation products	$7.2	$8.0	$(0.8)	(10.0)%
Technology products	7.9	4.3	3.6	83.7
Residential HVAC products	3.0	3.8	(0.8)	(21.1)
Commercial HVAC products	3.2	3.0	0.2	6.7
Unallocated	0.1	0.1	—	—
Consolidated depreciation and amortization expense	$21.4	$19.2	$2.2	11.5%
Operating earnings margin:
Residential ventilation products	2.8%	9.2%
Technology products	6.9	9.9
Residential HVAC products	—	3.7
Commercial HVAC products	4.4	0.8
Consolidated	2.6%	5.4%
Depreciation and amortization expense as a % of net sales:
Residential ventilation products	4.9%	5.5%
Technology products	4.0	3.1
Residential HVAC products	3.1	3.2
Commercial HVAC products	2.9	3.3
Consolidated	3.9%	3.9%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

The following table presents the financial information for our reporting segments for the first nine months of 2011 and 2010:

	For the first nine months of		Net Change
	2011	2010	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$447.9	$453.1	$(5.2)	(1.1)%
Technology products	534.0	349.4	184.6	52.8
Residential HVAC products	306.7	361.3	(54.6)	(15.1)
Commercial HVAC products	316.7	272.7	44.0	16.1
Consolidated net sales	$1,605.3	$1,436.5	$168.8	11.8%
Operating earnings (loss):
Residential ventilation products	$22.9	$43.2	$(20.3)	(47.0)%
Technology products	34.3	10.4	23.9	*
Residential HVAC products	4.7	18.6	(13.9)	(74.7)
Commercial HVAC products	5.1	5.3	(0.2)	(3.8)
Subtotal	67.0	77.5	(10.5)	(13.5)
Executive retirement	(8.7)	—	(8.7)	*
Unallocated, net	(21.6)	(19.5)	(2.1)	(10.8)
Consolidated operating earnings	$36.7	$58.0	$(21.3)	(36.7)%
Depreciation and amortization expense:
Residential ventilation products	$21.6	$26.3	$(4.7)	(17.9)%
Technology products	31.5	20.4	11.1	54.4
Residential HVAC products	9.3	12.4	(3.1)	(25.0)
Commercial HVAC products	9.2	13.4	(4.2)	(31.3)
Unallocated	0.2	0.2	—	—
Consolidated depreciation and amortization expense	$71.8	$72.7	$(0.9)	(1.2)%
Operating earnings margin:
Residential ventilation products	5.1%	9.5%
Technology products	6.4	3.0
Residential HVAC products	1.5	5.1
Commercial HVAC products	1.6	1.9
Consolidated	2.3%	4.1%
Depreciation and amortization expense as a % of net sales:
Residential ventilation products	4.8%	5.8%
Technology products	5.9	5.8
Residential HVAC products	3.0	3.4
Commercial HVAC products	2.9	4.9
Consolidated	4.5%	5.1%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

The following table presents our financial information for the third quarter of 2011 and 2010.  The results of operations for the third quarter of 2011 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Net Change
	For the third quarter of		in Earnings
	2011	2010	$	%
	(Dollar amounts in millions)
Net Sales	$551.8	$496.6	$55.2	11.1%
Cost of products sold	409.6	361.4	(48.2)	(13.3)
Selling, general and administrative expense, net	117.1	100.1	(17.0)	(17.0)
Amortization of intangible assets	11.1	8.4	(2.7)	(32.1)
Operating earnings	14.0	26.7	(12.7)	(47.6)
Interest expense	(24.6)	(22.9)	(1.7)	(7.4)
Investment income	—	0.1	(0.1)	(100.0)
(Loss) earnings before benefit from income taxes	(10.6)	3.9	(14.5)	*
Benefit from income taxes	(8.5)	(5.9)	2.6	44.1
Net (loss) earnings	$(2.1)	$9.8	$(11.9)	*%

	Percentage of net sales for
	the third quarter of		Net Change
	2011	2010	in Percentage
Net Sales	100.0%	100.0%	—%
Cost of products sold	74.2	72.8	(1.4)
Selling, general and administrative expense, net	21.2	20.2	(1.0)
Amortization of intangible assets	2.0	1.6	(0.4)
Operating earnings	2.6	5.4	(2.8)
Interest expense	(4.5)	(4.6)	0.1
Investment income	—	—	—
(Loss) earnings before benefit from income taxes	(1.9)	0.8	(2.7)
Benefit from income taxes	(1.5)	(1.2)	0.3
Net (loss) earnings	(0.4)%	2.0%	(2.4)%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

The following table presents our financial information for the first nine months of 2011 and 2010.  The results of operations for the first nine months of 2011 are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

			Net Change
	For the first nine months of		in Earnings
	2011	2010	$	%
	(Dollar amounts in millions)
Net Sales	$1,605.3	$1,436.5	$168.8	11.8%
Cost of products sold	1,183.3	1,051.5	(131.8)	(12.5)
Selling, general and administrative expense, net	351.4	298.0	(53.4)	(17.9)
Amortization of intangible assets	33.9	29.0	(4.9)	(16.9)
Operating earnings	36.7	58.0	(21.3)	(36.7)
Interest expense	(81.0)	(69.9)	(11.1)	(15.9)
Loss from debt retirement	(33.8)	—	(33.8)	*
Investment income	0.1	0.1	—	—
Loss before benefit from income taxes	(78.0)	(11.8)	(66.2)	*
Benefit from income taxes	(22.9)	(8.5)	14.4	*
Net loss	$(55.1)	$(3.3)	$(51.8)	*%

	Percentage of net sales for
	the first nine months of		Net Change
	2011	2010	in Percentage
Net Sales	100.0%	100.0%	—%
Cost of products sold	73.7	73.2	(0.5)
Selling, general and administrative expense, net	21.9	20.7	(1.2)
Amortization of intangible assets	2.1	2.0	(0.1)
Operating earnings	2.3	4.1	(1.8)
Interest expense	(5.0)	(4.9)	(0.1)
Loss from debt retirement	(2.1)	—	(2.1)
Investment income	—	—	—
Loss before benefit from income taxes	(4.8)	(0.8)	(4.0)
Benefit from income taxes	(1.4)	(0.6)	0.8
Net loss	(3.4)%	(0.2)%	(3.2)%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

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

Third quarter and first nine months ended October 1, 2011 as compared to the third quarter and first nine months ended October 2, 2010

Net Sales.  As discussed further in the following paragraphs, net sales for the third quarter of 2011 increased by approximately $55.2 million, or 11.1%, as compared to the third quarter of 2010 and for the first nine months of 2011, increased approximately $168.8 million, or 11.8%, as compared to the first nine months of 2010.  The effect of acquisitions and changes in foreign currency exchange rates increased net sales by approximately $58.8 million and $4.1 million, respectively, in the third quarter of 2011 and increased net sales by approximately $169.3 million and $15.1 million, respectively, in the first nine months of 2011.  Excluding the effect of acquisitions and changes in foreign currency exchange rates, net sales for the third quarter and first nine months of 2011 decreased by approximately $7.7 million and $15.6 million, respectively as compared to the same periods of 2010.

In the RVP segment, net sales for the third quarter of 2011 increased approximately $0.5 million, or 0.3%, as compared to the third quarter of 2010 and decreased approximately $5.2 million, or 1.1% for the first nine months of 2011 as compared to the first nine months of 2010.  Net sales in the RVP segment for the third quarter and first nine months of 2011 reflect an increase of approximately $2.7 million and $9.4 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the RVP segment for the third quarter and first nine months of 2011 decreased approximately $2.2 million and $14.6 million, respectively, as compared to the same periods of 2010. Excluding the effect of changes in foreign currency exchange rates, the change in net sales for the third quarter and first nine months of 2011 is primarily the result of a decrease in the RVP segment’s Canadian business of approximately $1.4 million and $8.4 million, respectively, and to a lesser extent a decrease in the RVP segment's United States business of approximately $0.9 million and $6.1 million, respectively. These declines in North American sales are primarily attributable to industry wide declines in residential remodeling activities, new housing starts, as well as new and existing home sales during the first nine months of 2011. Excluding the effect of changes in foreign currency exchange rates, the RVP segment’s European range hood business declined slightly in the third quarter and first nine months of 2011 as compared to the same periods of 2010. Kitchen range hoods and bathroom exhaust fans are the largest product categories sold in the RVP segment, accounting for approximately 79% of the RVP segment’s total sales for both the third quarter of 2011 and 2010, respectively, as well as for both the first nine months of 2011 and 2010, respectively.

In the TECH segment, net sales for the third quarter of 2011 increased approximately $56.4 million, or 40.4%, as compared to the third quarter of 2010 and increased approximately $184.6 million, or 52.8% in the first nine months of 2011 as compared to the first nine months of 2010.  These increases are primarily related to the effect of acquisitions which contributed approximately $58.8 million and $169.3 million of net sales in the third quarter and first nine months of 2011, respectively. Increased sales of security and access control products, including the addition of a new customer to the segment in 2010, also contributed to the overall increase in net sales in the TECH segment for the first nine months of 2011. This new customer contributed approximately $1.5 million and $16.7 million in additional net sales during the third quarter and first nine months of 2011, respectively, as compared to the same periods of 2010. See "Liquidity and Capital Resources - Risks and Uncertainties". Partially offsetting these increases in net sales were slight declines in sales of audio/video distribution and control products.

Sales of security and access control products accounted for approximately 37% and 52% of total TECH segment net sales in the third quarter of 2011 and 2010, respectively, and accounted for approximately 32% and 45% of total TECH segment net sales in the first nine months of 2011 and 2010, respectively. Sales of audio/video distribution and control products accounted for approximately 27% and 36% of total TECH segment net sales in the third quarter of 2011 and 2010, respectively, and accounted for approximately 29% and 43% of total TECH segment net sales in the first nine months of 2011 and 2010, respectively. Digital display mounting and mobility products accounted for approximately 36% and 12% of total TECH segment net sales in the third quarter of 2011 and 2010, respectively, and accounted for approximately 39% and 12% of total TECH segment net sales in the first nine months of 2011 and 2010, respectively. The increase in sales for digital display mounting and mobility products is primarily the result of the acquisition of Ergotron in late 2010.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

In the R-HVAC segment, net sales for the third quarter of 2011 decreased approximately $21.0 million, or 17.6%, as compared to the third quarter of 2010 and decreased approximately $54.6 million, or 15.1%, in the first nine months of 2011 as compared to the first nine months of 2010.  This decrease was primarily driven by lower demand due to overall economic conditions and the continued depressed housing market, as well as substantially lower shipments to certain customers during the third quarter and first nine months of 2011 as compared to the same periods of 2010. We believe that this decrease in the first nine months of 2011 was also driven largely by air conditioning sales during the last four months of 2010 to customers serving the residential site-built market for use as replacement products due to uncertainty of product availability subsequent to January 1, 2011. As a result of these sales, we believe the segment experienced lower shipments in the first half of 2011 as these customers worked down their inventory levels. In addition, we estimate that other shipments of between approximately $3.5 million and $5.0 million were shipped to customers in the fourth quarter of 2010 that would have otherwise been shipped during the first quarter of 2011 primarily due to announced price increases effective January 1, 2011. These decreases were partially offset by the effect of increased sales prices effective January 1, 2011 and June 15, 2011.

In the C-HVAC segment, net sales for the third quarter of 2011 increased approximately $19.3 million, or 21.0%, as compared to the third quarter of 2010 and increased approximately $44.0 million, or 16.1%, in the first nine months of 2011 as compared to the first nine months of 2010.  Net sales in the C-HVAC segment for the third quarter and first nine months of 2011 reflect an increase of approximately $1.4 million and $5.7 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the C-HVAC segment for the third quarter and first nine months of 2011 increased approximately $17.9 million and $38.3 million, respectively.  This increase in net sales is primarily the result of increased shipment levels of air handlers in the U.S. market, net of lower prices on contracts negotiated in the second half of 2010 and delivered in the first quarter of 2011.  In the second and third quarters of 2011, delivery of contracts with expanded margins over the margins in the first quarter of 2011 was also a factor. Backlog for C-HVAC products was approximately $246.2 million at October 1, 2011, approximately $179.8 million at December 31, 2010 and approximately $167.9 million at October 2, 2010.  This increase in backlog, since December 31, 2010, reflects an increase in orders and improved pricing during the first nine months of 2011 principally for jobs expected to be delivered during the remainder of 2011 and the first half of 2012.

Foreign net sales, which are attributed based on the location of our subsidiary responsible for the sale, were approximately 21.7% and 19.9% of consolidated net sales for the third quarter of 2011 and 2010, respectively, and were approximately 22.0% and 20.2% of consolidated net sales for the first nine months of 2011 and 2010, respectively.  Net sales from our Canadian subsidiaries were approximately 10.5% of consolidated net sales for both the third quarter and first nine months of 2011 and were approximately 11.6% of consolidated net sales for both the third quarter and first nine months of 2010.  Net sales from our Canadian subsidiaries include net sales from the RVP and C-HVAC segments.  Net sales from our European subsidiaries were approximately 7.7% and 5.7% of consolidated net sales for the third quarter of 2011 and 2010, respectively, and were approximately 7.9% and 6.3% of consolidated net sales for the first nine months of 2011 and 2010, respectively.  Net sales from our European subsidiaries include net sales from the RVP, TECH and C-HVAC segments.

Cost of Products Sold.  Consolidated cost of products sold (“COGS”) for the third quarter of 2011 was approximately $409.6 million as compared to approximately $361.4 million for the third quarter of 2010 and was approximately $1,183.3 million for the first nine months of 2011 as compared to approximately $1,051.5 million for the first nine months of 2010. These changes are primarily due to the factors described above and below.

For the third quarter and first nine months of 2011, COGS includes, among others, (1) approximately $34.8 million and $107.0 million, respectively, related to acquisitions made in 2011 and 2010 within the TECH segment (including approximately $7.5 million in non-cash charges related to the amortization of fair value allocated to inventory in the first nine months of 2011), (2) an increase of approximately $3.4 million and $12.5 million, respectively, related to the effect of changes in foreign currency exchange rates, (3) approximately $5.3 million recorded during the third quarter of 2011 relating to additional warranty expense within the TECH segment related to a certain customer, (4) a decrease in depreciation expense of approximately $1.3 million and $4.5 million, respectively, as compared to the same periods of 2010 related to operations other than acquisitions made subsequent to October 2, 2010, and (5) approximately $0.8 million and $2.3 million, respectively, of severance and other charges relating primarily to exit and disposal activities. For the third quarter and first nine months of 2010, COGS includes, among others, (1) approximately $0.3 million and $12.3 million, respectively, in non-cash charges related to the amortization of fair value allocated to inventory, (2) a gain of approximately $5.0 million and $3.0 million, respectively, related to the reversal of previously provided loss contingency reserves related to one of our subsidiaries in our TECH segment and (3) a reduction in warranty reserves of approximately $4.5 million due to the Company's change in estimate of expected warranty claims within the RVP and C-HVAC

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

segments.

COGS as a percentage of net sales increased from approximately 72.8% for the third quarter of 2010 to approximately 74.2% for the third quarter of 2011 and increased slightly from approximately 73.2% for the first nine months of 2010 to approximately 73.7% for the first nine months of 2011.

We continually review the costs of our product lines and look for opportunities to help offset the rising costs of raw materials and transportation when possible.

Overall, consolidated material costs for the third quarter of 2011 were approximately $271.3 million, or 49.2% of net sales, as compared to approximately $248.5 million, or 50.1% of net sales, for the third quarter of 2010.  Consolidated material costs for the first nine months of 2011 were approximately $772.9 million, or 48.1% of net sales, as compared to approximately $684.6 million, or 47.7% of net sales, for the first nine months of 2010.  During the first nine months of 2011, we experienced higher material costs as a percentage of net sales as compared to the same period of 2010 related primarily to changes in product mix, higher prices related to the purchase of purchased components, such as electrical components, plastics and packaging, as well as from lower sales prices in the C-HVAC segment for jobs signed during the second half of 2010 and delivered in the first quarter of 2011.  A portion of these increases was offset by strategic sourcing initiatives and improvements in manufacturing processes. Should these price levels continue or increase further there can be no assurance that we will be able to sufficiently increase sales prices to offset the adverse effect on earnings from rising material costs.

Direct labor costs for the third quarter of 2011 were approximately $30.5 million, or 5.5% of net sales, as compared to approximately $28.3 million, or 5.7% of net sales, for the third quarter of 2010.  Direct labor costs for the first nine months of 2011 were approximately $92.7 million, or 5.8% of net sales, as compared to approximately $82.0 million, or 5.7% of net sales, for the first nine months of 2010.  Excluding the effect of acquisitions, direct labor costs as a percentage of net sales for the third quarter and first nine months of 2011 increased to approximately 6.0% and 6.2%, respectively, as compared to approximately 5.7% for the third quarter and first nine months of 2010, respectively. This increase in direct labor costs, as a percentage of net sales, for the first nine months of 2011 is primarily the result of lower sales prices in the C-HVAC segment for jobs signed during the second half of 2010 and delivered in the first quarter of 2011.

Overhead and other costs, including freight, for the third quarter of 2011 were approximately $107.8 million, or 19.5% of net sales, as compared to approximately $84.6 million, or 17.0% of net sales, for the third quarter of 2010.  Overhead and other costs, including freight, for the first nine months of 2011 were approximately $317.7 million, or 19.8% of net sales, as compared to approximately $284.9 million, or 19.8% of net sales, for the first nine months of 2010.  Overhead and other costs for the third quarter and first nine months of 2011 includes, among others, approximately $8.4 million and $29.9 million, respectively, related to acquisitions made in 2011 and 2010 within the TECH segment (including approximately $7.5 million in non-cash charges related to the amortization of fair value allocated to inventory in the first nine months of 2011) and approximately $5.3 million recorded during the third quarter of 2011 relating to additional warranty expense within the TECH segment related to a certain customer. For the third quarter and first nine months of 2010, COGS includes, among others, (1) approximately $0.3 million and $12.3 million, respectively, in non-cash charges related to the amortization of fair value allocated to inventory, (2) a gain of approximately $5.0 million and $3.0 million, respectively, related to the reversal of previously provided loss contingency reserves related to one of our subsidiaries in our TECH segment and (3) a reduction in warranty reserves of approximately $4.5 million due to the Company's change in estimate of expected warranty claims within the RVP and C-HVAC segments.

Freight costs were approximately 4.7% and 4.5% of net sales for the third quarter of 2011 and 2010, respectively, and were approximately 5.0% and 4.7% of net sales for the first nine months of 2011 and 2010, respectively. Excluding the effect of acquisitions, freight costs remained unchanged during the third quarter of 2011 as compared to the third quarter of 2010 and increased slightly during the first nine months of 2011 as compared to the first nine months of 2010. This increase in freight costs during the first nine months of 2011 is primarily due to increased fuel costs worldwide. These increases were partially offset by a decrease in ocean freight costs in the first nine months of 2011 due to overcapacity in the ocean market. Continued strategic sourcing initiatives and other cost reduction measures help mitigate fluctuations in freight costs.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

In the RVP segment, COGS for the third quarter of 2011 was approximately $109.1 million, or 74.5% of the segment’s net sales, as compared to approximately $103.9 million, or 71.2% of the segment’s net sales, for the third quarter of 2010.  In the RVP segment, COGS for the first nine months of 2011 was approximately $330.8 million, or 73.9% of the segment’s net sales, as compared to approximately $320.2 million, or 70.7% of the segment’s net sales, for the first nine months of 2010.  The increase in the percentage of COGS to net sales in the third quarter and first nine months of 2011 primarily reflects an increase in material costs as a percentage of net sales resulting primarily from higher prices related to the purchase of steel and certain component parts, such as motors, electrical components and packaging, and to a lesser extent, also reflects an increase in overhead and other costs as a percentage of net sales primarily related to a decrease in sales volume without a proportionate decrease in overhead costs.  In the RVP segment, overhead and other costs, including freight, for the third quarter of 2011 were approximately $36.6 million, or 25.0% of the segment’s net sales, as compared to approximately $35.8 million, or 24.5% of the segment’s net sales, for the third quarter of 2010.  In the RVP segment, overhead and other costs, including freight, for the first nine months of 2011 were approximately $113.6 million, or 25.4% of the segment’s net sales, as compared to approximately $112.4 million, or 24.8% of the segment’s net sales, for the first nine months of 2010.  COGS in the RVP segment for the third quarter and first nine months of 2011 also reflects (1) an increase of approximately $2.3 million and $7.7 million, respectively, related to the effect of changes in foreign currency exchange rates, (2) a decrease in depreciation expense of approximately $0.6 million and $2.1 million, respectively, as compared to the same periods of 2010, and (3) approximately $0.5 million and $2.0 million, respectively, of severance and other charges relating primarily to exit and disposal activities. Overhead and other costs for the first nine months of 2010 includes, among others, approximately $1.4 million in non-cash charges related to the amortization of fair value allocated to inventory and a reduction in warranty reserves of approximately $3.5 million due to a change in estimate resulting from favorable experience related to claims management improvements.

In the TECH segment, COGS for the third quarter of 2011 was approximately $128.6 million, or 65.6% of the segment’s net sales, as compared to approximately $84.0 million, or 60.1% of the segment’s net sales, for the third quarter of 2010. In the TECH segment, COGS for the first nine months of 2011 was approximately $338.2 million, or 63.3% of the segment’s net sales, as compared to approximately $219.6 million, or 62.9% of the segment’s net sales, for the first nine months of 2010. COGS for the third quarter and first nine months of 2011 includes approximately $34.8 million and $107.0 million, respectively, related to acquisitions made in 2011 and 2010, including approximately $7.5 million in non-cash charges related to the amortization of fair value allocated to inventory in the first half of 2011 and approximately $5.3 million recorded during the third quarter of 2011 relating to additional warranty expense related to a certain customer. The increase in the percentage of COGS to net sales for the third quarter of 2011 was primarily the result of an increase in overhead costs as a percentage of net sales principally as a result of additional warranty expense recorded in the third quarter and first nine months of 2011 as noted above coupled with gains recorded in the third quarter and first nine months of 2010 as discussed in the following paragraph, partially offset by a decrease in material costs as a percentage of net sales primarily due to acquisitions.  In the TECH segment, overhead and other costs, including freight, for the third quarter of 2011 were approximately $28.2 million, or 14.4% of the segment’s net sales, as compared to approximately $9.2 million, or 6.6% of the segment’s net sales, for the third quarter of 2010.  In the TECH segment, overhead and other costs, including freight, for the first nine months of 2011 were approximately $76.0 million, or 14.2% of the segment’s net sales, as compared to approximately $46.0 million, or 13.2% of the segment’s net sales, for the first nine months of 2010.

In the TECH segment, overhead and other costs within COGS for the third quarter and first nine months of 2010 also includes (1) approximately $0.1 million and $9.2 million, respectively, in non-cash charges related to the amortization of fair value allocated to inventory and (2) a gain of approximately $5.0 million and $3.0 million, respectively, related to the reversal of previously provided loss contingency reserves related to one of our subsidiaries within segment.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

In the R-HVAC segment, COGS for the third quarter of 2011 was approximately $84.0 million, or 85.7% of the segment's net sales, as compared to approximately $99.6 million, or 83.7% of the segment's net sales, for the third quarter of 2010. In the R-HVAC segment, COGS for the first nine months of 2011 was approximately $260.1 million, or 84.8% of the segment's net sales, as compared to approximately $300.7 million, or 83.2% of the segment's net sales, for the first nine months of 2010. The increase in COGS as a percentage of net sales for the third quarter and first nine months of 2011 primarily reflects an increase in material costs as a percentage of net sales as discussed further below, and in the third quarter of 2011, also reflects an increase in overhead costs as a percentage of net sales. In the R-HVAC segment, overhead and other costs, including freight, for the third quarter of 2011 were approximately $19.0 million, or 19.4% of the segment's net sales, as compared to approximately $22.3 million, or 18.7% of the segment's net sales, for the third quarter of 2010. In the R-HVAC segment, overhead and other costs, including freight, for the first nine months of 2011 were approximately $57.9 million, or 18.9% of the segment's net sales, as compared to approximately $68.8 million, or 19.0% of the segment's net sales, for the first nine months of 2010. Overhead costs in the R-HVAC segment for the third quarter and first nine months of 2011 included a decrease in depreciation expense of approximately $0.7 million and $2.4 million, respectively, as compared to the same periods of 2010. Overhead costs in the R-HVAC segment for the third quarter and first nine months of 2010 included non-cash charges related to the amortization of fair value allocated to inventory of approximately $0.2 million and $1.0 million, respectively, with no corresponding charges in 2011. Material costs in this segment are generally higher as a percentage of net sales than our other segments and were approximately 63.0% and 62.5% for the third quarter and first nine months of 2011, respectively, as compared to approximately 61.5% and 60.6% for the third quarter and first nine months of 2010, respectively. The increase in material costs as a percentage of net sales is primarily the result of a change in the mix of products sold partly due to the expiration of certain energy efficiency tax credits that drove sales to higher efficiency units that have higher margins and higher costs. This increase in material costs as a percentage of net sales was partially offset by increased sales prices effective January 1, 2011 and June 15, 2011.

In the C-HVAC segment, COGS for the third quarter of 2011 was approximately $87.9 million, or 79.0% of the segment’s net sales, as compared to approximately $73.9 million, or 80.4% of the segment’s net sales, for the third quarter of 2010. In the C-HVAC segment, COGS for the first nine months of 2011 was approximately $254.2 million, or 80.3% of the segment’s net sales, as compared to approximately $211.0 million, or 77.4% of the segment’s net sales, for the first nine months of 2010.  The decrease in COGS as a percentage of net sales for the third quarter of 2011 primarily reflects higher prices on contracts negotiated during the first and second quarters of 2011. The increase in COGS as a percentage of net sales for the first nine months of 2011 primarily reflects an increase in material and labor costs as a percentage of net sales due to lower sales prices negotiated on jobs in the second half of 2010 and delivered in the first quarter of 2011. Direct labor costs in this segment are generally higher as a percentage of net sales than our other segments and were approximately 14.9% and 15.1% for the third quarter and first nine months of 2011, respectively, as compared to approximately 15.0% and 14.2% for the third quarter and first nine months of 2010, respectively.  The increase in direct labor as a percentage of net sales in the first nine months of 2011 is due, in part, to lower sales prices as noted above.  In the C-HVAC segment, overhead and other costs, including freight, for the third quarter of 2011 were approximately $24.0 million, or 21.6% of the segment’s net sales, as compared to approximately $17.3 million, or 18.8% of the segment’s net sales, for the third quarter of 2010.  In the C-HVAC segment, overhead and other costs, including freight, for the first nine months of 2011 were approximately $70.2 million, or 22.2% of the segment’s net sales, as compared to approximately $57.7 million, or 21.2% of the segment’s net sales, for the first nine months of 2010. In the C-HVAC segment, COGS for the third quarter and first nine months of 2011 also includes an increase of approximately $1.1 million and $4.8 million, respectively, related to the effect of changes in foreign currency exchange rates. For the third quarter and first nine months of 2010, COGS in the C-HVAC segment includes (1) a reduction in warranty reserves in the third quarter of 2010 of approximately $1.0 million due to the Company's change in estimate of expected warranty claims and (2) approximately $0.7 million in non-cash charges related to the amortization of fair value allocated to inventory recorded in the first nine months of 2010 with no corresponding charge in the first nine months of 2011.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

Selling, General and Administrative Expense, Net.  Consolidated selling, general and administrative expense, net (“SG&A”) was approximately $117.1 million for the third quarter of 2011 as compared to approximately $100.1 million for the third quarter of 2010 and was approximately $351.4 million for the first nine months of 2011 as compared to approximately $298.0 for the first nine months of 2010. SG&A as a percentage of net sales increased from approximately 20.2% for the third quarter of 2010 to approximately 21.2% for the third quarter of 2011 and increased from approximately 20.7% for the first nine months of 2010 to approximately 21.9% for the first nine months of 2011.  SG&A for the third quarter and first nine months of 2011 reflects (1) approximately $0.2 million and $8.7 million, respectively, of severance expense related to the retirement of a Company executive, (2) approximately $13.4 million and $39.6 million, respectively, related to acquisitions made in 2011 and 2010 within the TECH segment, (3) approximately $0.5 million and $3.1 million, respectively, of severance and other charges relating primarily to exit and disposal activities, and (4) an increase of approximately $1.0 million and $3.2 million, respectively, related to the effect of changes in foreign currency exchange rates. SG&A for the third quarter and first nine months of 2010 reflects approximately $0.9 million and $1.5 million, respectively, of severance and other charges related to the closure of certain facilities in the TECH segment.

Amortization of Intangible Assets.  Amortization of intangible assets, including developed technology and backlog, increased from approximately $8.4 million for the third quarter of 2010 to approximately $11.1 million for the third quarter of 2011 and increased from approximately $29.0 million for the first nine months of 2010 to approximately $33.9 million for the first nine months of 2011. This increase in the third quarter and first nine months of 2011 as compared to the same periods of 2010 relates primarily to an increase of approximately $3.2 million and $10.6 million, respectively, related to acquisitions made in 2011 and 2010 within the TECH segment, partially offset by a decrease primarily related to the amortization of backlog for the C-HVAC segment as a result of the application of fresh-start accounting.

Operating Earnings.  Operating earnings decreased approximately $12.7 million from approximately $26.7 million for the third quarter of 2010 to approximately $14.0 million for the third quarter of 2011 and decreased approximately $21.3 million from approximately $58.0 for the first nine months of 2010 to approximately $36.7 for the first nine months of 2011. Operating earnings for the third quarter and first nine months of 2011 includes, among others, (1) approximately $0.2 million and $8.7 million, respectively, of severance expense related to the retirement of a Company executive, (2) operating earnings of approximately $7.4 million (which includes depreciation and amortization of approximately $4.3 million) and $12.1 million (which includes depreciation and amortization of approximately $20.8 million, including approximately $7.5 million relating to the amortization of fair value allocated to inventory), respectively, related to acquisitions made in 2011 and 2010 within the TECH segment, (3) approximately $1.3 million and $5.4 million, respectively, of severance and other charges relating primarily to exit and disposal activities, (4) approximately $5.3 million recorded during the third quarter of 2011 relating to additional warranty expense within the TECH segment related to a certain customer, and (5) approximately $2.1 million and $21.7 million, respectively, of decreased depreciation and amortization expense related to operations other than acquisitions made subsequent to October 2, 2010. Operating earnings for the third quarter and first nine months of 2010 includes, among others, (1) non-cash charges related to the amortization of fair value allocated to inventory of approximately $0.3 million and $12.3 million, respectively, (2) a gain of approximately $5.0 million and $3.0 million, respectively, related to the reversal of previously provided loss contingency reserves related to one of our subsidiaries in our TECH segment, (3) approximately $0.9 million and $1.5 million, respectively, of severance and other charges related to the closure of certain facilities in the TECH segment, and (4) a reduction in warranty reserves of approximately $4.5 million due to the Company's change in estimate of expected warranty claims within the RVP and C-HVAC segments.

Changes in operating earnings between the third quarter and first nine months of 2011 and 2010 are primarily due to the factors discussed above and the following operating segment specific factors.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

In the RVP segment, operating earnings for the third quarter of 2011 were approximately $4.1 million as compared to approximately $13.4 million for the third quarter of 2010 and were approximately $22.9 million for the first nine months of 2011 as compared to approximately $43.2 million for the first nine months of 2010.  The decrease in the RVP segment’s operating earnings for the third quarter and first nine months of 2011 is primarily the result of decreased sales volume in the segment’s North American business and an increase in material costs and overhead costs as a percentage of net sales. Operating earnings for the RVP segment for the third quarter and first nine months of 2011 also reflects (1) approximately $0.8 million and $4.7 million, respectively, of decreased depreciation and amortization expense and (2) approximately $0.5 million and $2.9 million, respectively, related to severance and other charges relating to exit and disposal activities. Operating earnings for the RVP segment for the third quarter and first nine months of 2010 also reflects a reduction in warranty reserves of approximately $3.5 million due to a change in estimate resulting from favorable experience related to claims management improvements.

In the TECH segment, operating earnings for the third quarter of 2011 were approximately $13.6 million as compared to approximately $13.9 million for the third quarter of 2010.  In the TECH segment, operating earnings for the first nine months of 2011 were approximately $34.3 million as compared to approximately $10.4 million for the first nine months of 2010. Operating earnings for the TECH segment for the third quarter and first nine months of 2011 reflects an increase of approximately $7.4 million (which includes depreciation and amortization of approximately $4.3 million) and $12.1 million (which includes depreciation and amortization of approximately $20.8 million, including approximately $7.5 million relating to the amortization of fair value allocated to inventory), respectively, related to acquisitions made in 2011 and 2010. Excluding the impact of acquisitions, the decrease in operating earnings for the third quarter of 2011 primarily reflects an increase in overhead costs as a percentage of net sales, partially offset by a decrease in material costs as a percentage of net sales. Excluding the impact of acquisitions, the increase in operating earnings for the first nine months of 2011 is primarily the result of increased sales volume of security and access control products and a decrease in material costs as a percentage of net sales. Operating earnings for the TECH segment for the first nine months of 2011 also includes approximately $1.1 million of severance and other charges relating to exit and disposal activities and approximately $5.3 million recorded during the third quarter of 2011 relating to additional warranty expense related to a certain customer. The operating results for the TECH segment for the third quarter and first nine months of 2010 also includes (1) approximately $0.1 million and $9.2 million, respectively, in non-cash charges related to the amortization of fair value allocated to inventory, (2) a gain of approximately $5.0 million and $3.0 million, respectively, related to the reversal of previously provided loss contingency reserves related to one of our subsidiaries within the segment, and (3) approximately $0.9 million and $1.5 million, respectively, of severance and other charges related to the closure of certain facilities within the segment.

In the R-HVAC segment, operating earnings for the third quarter of 2011 were break even as compared to approximately $4.4 million for the third quarter of 2010 and were approximately $4.7 million for the first nine months of 2011 as compared to approximately $18.6 million for the first nine months of 2010.  The decrease in the R-HVAC segment’s operating earnings for the third quarter and first nine months of 2011 is primarily a result of a decrease in sales volume and increased material costs as a percentage of net sales, partially offset by increased sales prices.  Operating earnings for the third quarter and first nine months of 2011 for the R-HVAC segment also includes a decrease of approximately $0.8 million and $3.1 million, respectively, in depreciation and amortization expense. Operating earnings for the third quarter and first nine months of 2010 for the R-HVAC segment included non-cash charges related to the amortization of fair value allocated to inventory of approximately $0.2 million and $1.0 million, respectively, with no corresponding charges in 2011.

In the C-HVAC segment, operating earnings for the third quarter of 2011 were approximately $4.9 million as compared to approximately $0.7 million for the third quarter of 2010 and were approximately $5.1 million for the first nine months of 2011 as compared to approximately $5.3 million for the first nine months of 2010.  This increase in operating earnings for the third quarter of 2011 primarily reflects higher prices on contracts negotiated during the first and second quarters of 2011.  In the second and third quarters of 2011, delivery of contracts with expanded margins over the margins in the first quarter of 2011 was also a factor. Operating earnings for the first nine months of 2011 for the C-HVAC segment also includes a decrease of approximately $4.2 million in depreciation and amortization expense. For the third quarter and first nine months of 2010, operating earnings for the C-HVAC segment includes a reduction in warranty reserves in the third quarter of 2010 of approximately $1.0 million due to the Company's change in estimate of expected warranty claims.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

Operating earnings (loss) of foreign operations, consisting primarily of the results of operations of our Canadian and European subsidiaries, were approximately (2.1)% and (10.0)% of consolidated operating earnings (before unallocated and corporate expenses) for the third quarter of 2011 and 2010, respectively, and were approximately 9.4% and (1.5)% of consolidated operating earnings (before unallocated and corporate expenses) for the first nine months of 2011 and 2010, respectively. Foreign operating earnings of acquisitions contributed approximately $4.3 million and $12.0 million to the increase in the third quarter and first nine months of 2011, respectively, as compared to the same periods of 2010. Net sales and earnings derived from international markets are subject to economic, political and currency risks, among others.

Interest Expense.  Interest expense increased approximately $1.7 million, or approximately 7.4%, during the third quarter of 2011 as compared to the third quarter of 2010 and increased approximately $11.1 million, or approximately 15.9%, during the first nine months of 2011 as compared to the first nine months of 2010.  This increase is primarily due to the issuance of our 10% Senior Notes due 2018 on November 23, 2010 (the "10% Notes"), partially offset by a decrease in interest expense from the redemption of the 11% Senior Secured Notes due 2013 (the "11% Notes") through the issuance of $500.0 million in aggregate principal amount of 8.5% Senior Notes due 2021 (the “8.5% Notes”) and entering into a new senior secured term loan with initial borrowings of $350.0 million.

Loss from Debt Retirement. On April 26, 2011, we successfully completed the private placement of the 8.5% Notes and entered into a new senior secured term loan with a final maturity in 2017 and optional interest rates at the election of the Company, including LIBOR, as defined in the agreement, plus 4.0% with a LIBOR floor of 1.25% (the “Term Loan Facility”). We borrowed $350.0 million aggregate principal under the Term Loan Facility at a 5.25% interest rate on April 26, 2011, which resulted in net proceeds of approximately $348.2 million, after deducting an original issue discount of approximately $1.8 million. We received approximately $827.3 million of net proceeds in connection with the issuance of the 8.5% Notes and Term Loan Facility, after deducting approximately $20.9 million of underwriting commissions and legal, accounting and other expenses incurred. We used approximately $825.0 million of these net proceeds to repurchase or redeem all of the 11% Notes, which included approximately $753.3 million of aggregate outstanding principal balance, approximately $37.8 million of tender and redemption premiums and approximately $33.9 million of accrued but unpaid interest as of the redemption dates. In accordance with ASC 470-50, the redemption of the 11% Notes resulted in a pre-tax loss of approximately $33.8 million in the second quarter of 2011.

Benefit from Income Taxes. The benefit from income taxes for the third quarter of 2011 was approximately $8.5 million as compared to approximately $5.9 million for the third quarter of 2010. The benefit from income taxes for the first nine months of 2011 was approximately $22.9 million as compared to approximately $8.5 million for the first nine months of 2010. The effective income tax rate of a benefit of approximately 29.4% for the first nine months of 2011 differs from the expected United States federal statutory rate of a benefit of 35% principally as a result of an increase in the valuation allowances related to deferred tax assets and the effect of foreign activities, partially offset by changes in the state income tax benefit, net of federal income tax effect. The effective income tax rate of a benefit of approximately 72.0% for the first nine months of 2010 differs from the expected United States federal statutory rate of 35% principally as a result of a tax benefit for capitalized research and development costs and a decrease in FIN 48 reserves, including interest, partially offset by an increase in the valuation allowances on certain foreign entities and the effect of foreign operations.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

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

Second Quarter 2011 Debt Transactions

On April 26, 2011, the Company successfully completed the private placement of $500.0 million in aggregate principal amount of the 8.5% Notes. The Company also entered into the Term Loan Facility. The Company borrowed $350.0 million aggregate principal under the Term Loan Facility at a 5.25% interest rate on April 26, 2011, which resulted in net proceeds to the Company of approximately $348.2 million, after deducting an original issue discount of approximately $1.8 million. The Company received approximately $827.3 million of net proceeds in connection with the issuance of the 8.5% Notes and Term Loan Facility, after deducting approximately $20.9 million of underwriting commissions and legal, accounting and other expenses incurred. As discussed further below, the Company used approximately $825.0 million of these net proceeds to repurchase or redeem all of the 11% Notes, which included approximately $753.3 million of aggregate outstanding principal balance, approximately $37.8 million of tender and redemption premiums and approximately $33.9 million of accrued but unpaid interest as of the redemption dates. Net cash from these debt transactions of approximately $2.3 million was retained by the Company for general corporate purposes.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

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

Based on the initial interest rate of 5.25% for the Term Loan Facility, the Company expects that its annual cash interest costs will be reduced by approximately $22.0 million as a result of the debt transactions described above. Approximately $82.9 million of annual cash interest related to the 11% Notes was eliminated and replaced by approximately $60.9 million of annual cash interest related to the 8.5% Notes and the Term Loan Facility.

Cash Flows

Net cash provided by operating activities decreased by approximately $40.7 million from approximately $74.5 million for the first nine months of 2010 to approximately $33.8 million for the first nine months of 2011. This change was primarily the result of a decrease in net earnings (after the exclusion of non-cash items, including loss from debt retirement of approximately $33.8 million) of approximately $17.5 million combined with an increase in working capital needs of approximately $24.8 million primarily related to sales expected to occur in the fourth quarter of 2011.

Net cash used in investing activities increased approximately $29.0 million from approximately $20.1 million for the first nine months of 2010 to approximately $49.1 million for the first nine months of 2011.  This increase was primarily the result of an increase in net cash paid for businesses acquired of approximately $21.7 million, an investment in a joint venture of approximately $5.3 million and an increase in capital expenditures of approximately $1.3 million. Capital expenditures were approximately $13.9 million and $12.6 million for the first nine months of 2011 and 2010, respectively.  Capital expenditures were approximately $19.8 million for the year ended December 31, 2010 and are expected to be between approximately $20.0 million and $25.0 million for 2011.

Net cash from financing activities increased by approximately $105.6 million from net cash used in financing activities of approximately $90.8 million for the first nine months of 2010 to net cash provided by financing activities of approximately $14.8 million for the first nine months of 2011.  This change is primarily the result of the second quarter 2011 debt transactions as noted above of approximately $36.0 million, an increase in borrowings of approximately $32.7 million and a decrease in payments relating to outstanding borrowings of approximately $38.7 million.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

Outstanding Indebtedness

We had consolidated debt at October 1, 2011 of approximately $1,182.9 million consisting of the following:

(Amounts in millions)
8.5% Notes, net of discount	$493.0
Term Loan Facility, net of discount	340.5
10% Notes	250.0
ABL Facility	77.0
Long-term notes, mortgage notes and other indebtedness, net	20.3
Short-term bank obligations	2.1
$1,182.9

During the first nine months of 2011, we had a net increase in our debt of approximately $63.3 million resulting primarily from the second quarter 2011 debt transactions as noted previously, which resulted in a net increase in outstanding borrowings of approximately $81.2 million, partially offset by a net decrease in borrowings under our ABL Facility of approximately $8.0 million, quarterly payments related to the Term Loan Facility of approximately $1.7 million and net payments relating to subsidiary debt of approximately $9.0 million.  The remaining increase of approximately $0.8 million relates to the effect of changes in foreign currency exchange rates and debt discount amortization. Our debt to equity ratio increased from approximately 7.1:1 at December 31, 2010 to approximately 11.6:1 at October 1, 2011 primarily as a result of the net increase in indebtedness as noted above and a decrease in stockholders' investment, primarily related to the net loss for the first nine months of 2011. On October 28, 2011, we voluntarily repaid $25.0 million of outstanding borrowings under our ABL Facility and accordingly have classified such amount as current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet.

At October 1, 2011 and December 31, 2010, our subsidiary, Best, was not in compliance with certain maintenance covenants with respect to one of its loan agreements with borrowings outstanding of approximately $0.8 million and $1.4 million at October 1, 2011 and December 31, 2010, respectively. As a result, we reclassified the long-term portion of outstanding borrowings under this agreement of approximately $0.6 million as a current liability on our consolidated balance sheet at December 31, 2010.  The lender has not taken any action related to the covenant noncompliance at this time.  The next measurement date for the maintenance covenant is for the year ended December 31, 2011 and we believe it is probable that Best will not be in compliance with such covenants at such time.  No assurances can be given that the lender will continue to not take any action and accordingly, we could be required to repay this outstanding borrowing if non-compliance is not cured or waived, as the case may be. In the event this lender accelerates this loan, additional indebtedness of Best under a different loan agreement with borrowings outstanding of approximately $1.1 million and $1.7 million at October 1, 2011 and December 31, 2010, respectively, could also become immediately due and payable if such cross-default is not waived. As a result, we have also reclassified the long-term portion of this additional indebtedness of approximately $0.2 million and $0.9 million as a current liability on our consolidated balance sheet at October 1, 2011 and December 31, 2010, respectively.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

Contractual Obligations

The summary of our estimated future cash obligations for notes, mortgage notes and obligations payable and interest payments presented below has been updated from the amounts presented in our Form 10-K for the year ended December 31, 2010 to reflect the following:

•	The 2011 amounts have been adjusted for actual activity in the first nine months of 2011 in order to reflect the estimated remaining amounts due for the remainder of 2011.

•	All payments related to the 11% Notes have been excluded to reflect the impact of the repurchase and redemption discussed above.

•	The estimated impact of the 8.5% Notes due 2021 with a first interest payment of October 15, 2011 has been added.

•
The estimated impact of the Term Loan Facility has been added and includes the remaining quarterly principal payments of $875,000 through maturity on April 26, 2017 at the initial interest rate of 5.25%.

•
The impact of the net decrease in amounts borrowed under the ABL Facility of approximately $8.0 million in the first nine months of 2011 and the change in maturity of the ABL Facility from 2013 to 2015.

	Payments Due by Period
	Remainder of 2011	2012 & 2013	2014 & 2015	2016 & Thereafter	Total
	(Amounts in millions)
Notes, mortgage notes and obligations payable	$2.7	$9.0	$84.7	$1,089.9	$1,186.3
Interest payments	31.3	185.0	184.7	336.2	737.2

Nortek, its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, refinance, redeem or retire any of our outstanding debt, in privately negotiated or open market transactions, by tender offer or otherwise, which may be subject to restricted payment limitations.

Adequacy of Liquidity Sources

At October 1, 2011, we had approximately $57.2 million of unrestricted cash and cash equivalents to fund our cash flow needs for the remainder of 2011, of which approximately $25.0 million was used to subsequently pay down outstanding borrowings on our ABL Facility on October 28, 2011.

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of November 11, 2011, we had approximately $52.0 million in outstanding borrowings and approximately $15.7 million in outstanding letters of credit under the ABL Facility and, based on the most recent borrowing base calculations as of October 20, 2011, we had excess availability of approximately $199.8 million under the ABL Facility and approximately $159.7 million of excess availability before triggering the cash deposit requirements as discussed further below.

As noted previously, the indentures and other agreements governing our indebtedness and the indebtedness of our subsidiaries, contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.  As of October 1, 2011, we had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $25.0 million.

From time to time, we have evaluated and expect to continue to evaluate possible acquisition transactions and possible dispositions of certain of our businesses and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

On April 28, 2011, through wholly-owned subsidiaries, we acquired all of the stock of TV One Broadcast Sales Corporation, Barcom (UK) Holdings Limited and Barcom Asia Holdings, LLC (collectively, "TV One") for approximately $26.0 million.  In connection with the acquisition of TV One in the second quarter of 2011, we also incurred approximately $0.8 million of fees and expenses, which have been recorded in selling, general and administrative expense, net in the accompanying unaudited condensed consolidated statement of operations. TV One sells a complete range of video signal processing products for the professional

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

audio/video and broadcast markets.

Working Capital

Our working capital and current ratio decreased from approximately $330.5 million and 1.9:1 at December 31, 2010 to approximately $312.2 million and 1.7:1 at October 1, 2011.  The decrease in working capital is primarily the result of an increase in current maturities of long-term debt due to the voluntary repayment of $25.0 million in outstanding borrowings under the ABL Facility in October 2011 and the April 2011 debt refinancing and the effect of changes in accrued expenses and taxes, net as described further below, partially offset by the effect of changes in other working capital accounts as described further below.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents decreased from approximately $57.7 million at December 31, 2010 to approximately $57.2 million at October 1, 2011.  We have classified as restricted, in the accompanying unaudited condensed consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in our operations.  At October 1, 2011, approximately $2.3 million (of which approximately $2.2 million is included in long-term assets) of cash and cash equivalents were held primarily as collateral to fund certain benefit obligations relating to supplemental executive retirement plans.

Accounts receivable, less allowances, increased approximately $4.3 million, or approximately 1.5%, between December 31, 2010 and October 1, 2011, while net sales increased approximately $89.0 million, or approximately 19.2%, in the third quarter of 2011 as compared to the fourth quarter of 2010.  The change in accounts receivable includes a decrease of approximately $1.8 million related to the effect of changes in foreign currency exchange rates and an increase of approximately $2.5 million related to acquisitions made in 2011. Accounts receivable at December 31, 2010 included approximately $22.1 million of accounts receivable related to Ergotron. As Ergotron was accounted for as if it had been acquired on December 31, 2010, no net sales were included in the fourth quarter of 2010. Excluding the effect of changes in foreign currency exchange rates and acquisitions made in 2011 from the October 1, 2011 accounts receivable balance and Ergotron receivables from the December 31, 2010 accounts receivable balance, accounts receivable increased approximately $25.7 million between December 31, 2010 and October 1, 2011 and primarily relates to increased sales in the C-HVAC segment.  The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period.  Accounts receivable from customers related to foreign operations increased by approximately $6.0 million, or approximately 7.2%, between December 31, 2010 and October 1, 2011.

Inventories increased approximately $15.5 million, or approximately 4.9%, between December 31, 2010 and October 1, 2011. The change in inventories includes a reduction of approximately $7.5 million related to non-cash amortization of the fair value of inventories, a decrease of approximately $1.0 million related to the effect of changes in foreign currency exchange rates and an increase of approximately $2.9 million related to acquisitions made in 2011. Excluding the effect of non-cash amortization, changes in foreign currency exchange rates and acquisitions, inventories increased approximately $21.1 million between December 31, 2010 and October 1, 2011 and primarily relates to increased purchases in the C-HVAC segment in anticipation of higher sales levels in the fourth quarter of 2011.

Other current assets increased approximately $16.7 million, or approximately 121.0%, between December 31, 2010 and October 1, 2011. This increase is primarily related to an increase in the cost basis of inventory shipped of approximately $16.5 million relating to a customer in the TECH segment in which we have determined that cash basis accounting treatment is appropriate for revenue recognition under the customer agreement. See "Risks and Uncertainties".

Accounts payable decreased approximately $5.1 million, or 2.9%, between December 31, 2010 and October 1, 2011 primarily due to decreases in the RVP and TECH segments related to decreased purchases, partially offset by increases in the C-HVAC segment related to increased purchasing in anticipation of higher sales levels in the fourth quarter of 2011.  The change in accounts payable at October 1, 2011 also reflects a decrease of approximately $0.5 million related to the effect of changes in foreign currency exchange rates and an increase of approximately $1.7 million related to acquisitions made in 2011.

Accrued expenses and taxes, net increased approximately $37.1 million, or approximately 19.2%, between December 31, 2010

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

and October 1, 2011 primarily as a result of an increase in accrued interest related to upcoming interest payments on the Company's senior indebtedness, as well as, an increase in accrued severance related to the retirement of a Company executive.

Changes in certain working capital accounts, as noted above, between December 31, 2010 and October 1, 2011, differ from the changes reflected in our unaudited condensed consolidated statement of cash flows for such period as a result of non-cash items, including among others, the effect of changes in foreign currency exchange rates.

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

In addition, the indentures that govern our 8.5% Notes and 10% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indentures governing our 8.5% Notes and 10% Notes and the credit agreement that governs the Term Loan Facility also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined by the 8.5% Notes, 10% Notes and Term Loan Facility) for such trailing four quarter period. As of October 1, 2011, under the 8.5% Notes, the FCCR was approximately 2.03 to 1.0.

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

As of October 1, 2011, we were in compliance with all covenants under the indentures that govern the 8.5% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

On October 21, 2011, the Company notified the Trustee for the 10% Notes of the existence of a default, as defined in the related indenture, resulting from the Company's failure to timely provide a current report on Form 8-K including certain financial statements required by Item 9.01 of Form 8-K related to the Company's acquisition of Ergotron. The Company has subsequently filed an amendment to the Form 8-K relating to the Ergotron acquisition, which includes such financial statements, on November 10, 2011. Accordingly, there was no Event of Default, as defined in the indenture, and the Company is in compliance with the terms, covenants and conditions set forth in the indenture relating to the 10% Notes.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

The following table reconciles net earnings (loss) to CCF and ACCF for the trailing four quarters ended October 1, 2011 and October 2, 2010:

	(1)	(2)	(3)	Trailing Four Quarters Ended
	Year Ended	For the first nine months of		(1)+(2)-(3)
	Dec. 31 2010	2011	2010	Oct. 1, 2011	Oct. 2, 2010
	(Dollar amounts in millions)
Net (loss) earnings	$(13.4)	$(55.1)	$(3.3)	$(65.2)	$479.1
(Benefit) provision for income taxes	(11.6)	(22.9)	(8.5)	(26.0)	71.5
Gain on reorganization items, net	—	—	—	—	(619.1)
Loss from debt retirement	—	33.8	—	33.8	—
Interest expense	95.7	81.0	69.9	106.8	95.4
Investment income	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)
Depreciation and amortization expense	91.7	71.8	72.7	90.8	90.8
Consolidated Cash Flow	$162.3	$108.5	$130.7	$140.1	$117.6
Pre-petition reorganization items (a)	—	—	—	—	15.1
Investment income	0.1	0.1	0.1	0.1	0.1
Non-recurring cash charges (b)	2.4	0.6	—	3.0	0.4
Gross run-rate cost savings and synergies (c)	4.2	17.8	—	22.0	—
Run-rate adjustment (d)	(4.2)	(0.5)	—	(4.7)	—
Other non-recurring items (e)	(3.0)	8.7	(3.0)	8.7	2.9
Non-cash impairment charges (f)	—	—	—	—	35.2
Share-based compensation expense	2.8	0.4	1.9	1.3	1.9
Net foreign exchange (gains) losses (g)	(0.3)	1.1	(0.4)	1.2	(0.8)
Restructuring (h)	5.2	6.0	2.0	9.2	3.0
Pro-forma effect of acquisitions (i)	39.6	0.9	30.6	9.9	1.1
Adjusted Consolidated Cash Flow	$209.1	$143.6	$161.9	$190.8	$176.5

(a)	Relates to pre-petition advisory and other fees related to the reorganization of our capital structure.

(b)	Relates to miscellaneous non-recurring cash items which are limited by the covenants as defined in the indenture governing the 8.5% Notes.

(c)	Relates to the gross amount of run-rate cost savings and synergies as defined in the indenture governing the 8.5% Notes.

(d)
Per the indenture governing the 8.5% Notes, the amount of run-rate synergies taken within any trailing four quarter period shall not exceed 10% of adjusted consolidated cash flow, as defined, prior to giving effect to such run-rate synergies.

(e)	For the trailing four quarters ended October 1, 2011 includes severance expense of approximately $8.7 million related to the retirement of a Company executive.
For the trailing four quarters ended October 2, 2010 includes (1) a reserve of approximately $1.6 million related to certain assets of our foreign subsidiaries and (2) approximately $1.3 million of expense related to an early lease termination charge.

(f)	Includes non-cash goodwill impairment charges as well as non-cash write-downs of certain of our foreign subsidiaries.

(g)	Non-cash foreign exchange gains related to intercompany debt not indefinitely invested in our subsidiaries.

(h)	Includes severance charges associated with reduction in workforce initiatives and charges related to the closure of certain of our facilities.

(i)	Includes the pro-forma effect of our acquisitions of Ergotron, Luxor and TV One as if each acquisition had occurred on the first day of the four-quarter reference period.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

As noted previously, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.1 to 1.0. At October 1, 2011, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility was approximately $170.6 million (based upon the August 2011 borrowing base calculation), which exceeded $30.0 million and 12.5% of the borrowing base. Our FCCR under the ABL Facility at October 1, 2011 was 1.33 to 1.0. Similar to the 8.5% Notes, the FCCR under the ABL Facility is the ratio of the ACCF to Fixed Charges; however, in addition to other differences, the ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at October 1, 2011 was approximately $143.1 million.

Risks and Uncertainties

In the fourth quarter of 2009, two of the Company's subsidiaries in the TECH segment began shipping security products to a new customer under an agreement to manufacture and sell these security products. Under this agreement, the Company recognized net sales of approximately $35.7 million and $62.5 million during the third quarter and first nine months of 2011, respectively. The Company recognized net sales of approximately $34.2 million and $45.8 million relating to this customer during the third quarter and first nine months of 2010, respectively. The agreement includes payment terms which are extended beyond the subsidiaries' normal payment terms. The Company has determined that cash basis accounting treatment is appropriate for revenue recognition under this agreement. Accordingly, the Company has deferred revenue recognition on approximately $36.5 million and $9.2 million of net sales at October 1, 2011 and December 31, 2010, respectively, and recorded the cost basis of related inventory shipped of approximately $23.0 million and $6.5 million at October 1, 2011 and December 31, 2010, respectively, in other current assets in the accompanying unaudited condensed consolidated balance sheet. In addition, included in inventory is approximately $6.7 million and $6.1 million at October 1, 2011 and December 31, 2010, respectively, of inventory related to this customer. As only limited cash collection history was available in periods prior to December 31, 2009, the Company recorded loss contingency reserves of approximately $2.0 million as a reduction to other current assets during the first nine months of 2010.

The customer has made approximately $26.3 million of payments to date in the fourth quarter of 2011, including approximately $13.3 million of delinquent payments that were scheduled to be received in the third quarter of 2011. In the fourth quarter, the customer notified the Company of a product recall issue related to certain products that the Company provided to the customer who in turn sold such products to third parties. The Company is in the process of negotiating a resolution of this and other contractual terms in the customer agreement. These negotiations have not been completed and, accordingly, the Company has recorded a warranty reserve of approximately $6.0 million, representing the Company's best estimate of the amount that may be ultimately due for the product recall as of October 1, 2011. The Company made an approximate $2.9 million progress payment to the customer for the product recall in the fourth quarter of 2011. The customer has continued to make payments and is current on its account. As such, the Company currently believes that it will collect all remaining amounts recorded in the consolidated balance sheet as of October 1, 2011, net of the remaining warranty reserve, in accordance with the terms of the current agreement with the customer.

As the Company records revenue on the cash basis of accounting for this customer, the failure of the Company to receive scheduled payments resulted in a corresponding reduction to revenue and cost of goods sold in the Company's third quarter 2011 operating results than was otherwise expected. If the customer remains current with its payments, then sales and cost of goods sold will be higher than was otherwise expected in the fourth quarter of 2011.

There can be no assurances that the Company will be able to complete its negotiations with the customer or that the customer will continue to pay according to terms in the fourth quarter of 2011 if the negotiations are not completed. As such, it is possible that the Company may have reduced sales and cost of sales and may be required to record additional reserves in the fourth quarter of 2011 related to this customer relationship. The Company will continue to closely monitor the situation in the fourth quarter of 2011.

In February 2011, management approved an initial plan to reduce costs and improve production efficiencies at the Company's subsidiary, Best, and during the third quarter of 2011, our Board of Directors approved additional plans that are expected to further improve the overall operational efficiencies of Best. During the third quarter and first nine months of 2011, the Company recorded expenses within SG&A of the RVP segment of approximately $0.1 million and $0.6 million, respectively, related to severance and other costs. The Company also recorded additional severance costs of approximately $0.4 million and $1.7 million within cost of products sold ("COGS") during the third quarter and first nine months of 2011, respectively. In the fourth quarter of 2011,

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

the Company transferred certain operations from Italy to Poland in accordance with the plan and has commenced union negotiations with respect to the employees to be terminated. The Company anticipates recording additional expenses of between approximately $10 million and $12 million related to this restructuring plan consisting of severance and other expenses in the fourth quarter of 2011 and through 2012.

Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At October 1, 2011, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At October 1, 2011, approximately 63.7% of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates.  Based upon interest rates in effect at October 1, 2011, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $1.1 million for the remainder of 2011.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the third quarter and first nine months of 2011, the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to translation resulted in a decrease in stockholders’ investment of approximately $3.7 million and $0.9 million for the third quarter and first nine months of 2011, respectively, and for the third quarter and first nine months of 2010, resulted in an increase to stockholders' investment of approximately $3.2 million and $1.1 million, respectively.  The impact of changes in foreign currency exchange rates related to transactions resulted in an increase in net foreign exchange losses recorded in SG&A of approximately $6.5 million and $4.6 million for the third quarter and first nine months of 2011, respectively, as compared to the same periods of 2010. We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at October 1, 2011 consist primarily of short-term borrowings by certain of our foreign subsidiaries.  We generally do not enter into derivative financial instruments to manage foreign currency exposure.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 2, 2010

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

Item 4.              Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer and the Company’s Corporate Disclosure and Controls Committee, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a–15e and 15d-15e under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer concluded that as of the end of such period, the Company’s disclosure controls and procedures are effective to ensure that information relating to the Company (including its consolidated subsidiaries) required to be disclosed in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  There have been no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During 2010, we announced the formation of our new audio/visual control company within the TECH segment called The AVC Group, LLC ("The AVC Group"). Upon the formation of The AVC Group, the operations of Niles Audio Corporation, Elan Home Systems, L.L.C. and Xantech LLC were combined to improve the overall operational efficiencies of these companies. In conjunction with the formation of The AVC Group, we are in the process of consolidating and shutting down certain of our facilities and, as a result, recorded net expenses within selling, general and administrative expense, net ("SG&A") of approximately $0.4 million for the first nine months of 2011 consisting of severance and other expenses. During 2010, we recorded approximately $2.8 million (of which approximately $2.6 million was recorded within SG&A) of severance and other expenses related to this activity, of which approximately $0.4 million was recorded in SG&A in the third quarter of 2010. We do not anticipate recording any additional expenses related to severance or other costs associated with this activity.

In February 2011, management approved an initial plan to reduce costs and improve production efficiencies at the Company's subsidiary, Best, and during the third quarter of 2011, our Board of Directors approved additional plans that are expected to further improve the overall operational efficiencies of Best. During the third quarter and first nine months of 2011, we recorded expenses within SG&A of the RVP segment of approximately $0.1 million and $0.6 million, respectively, related to severance and other costs. We also recorded additional severance costs of approximately $0.4 million and $1.7 million within cost of products sold during the third quarter and first nine months of 2011, respectively. In the fourth quarter of 2011, we transferred certain operations from Italy to Poland in accordance with the plan and have commenced union negotiations with respect to the employees to be terminated. We anticipate recording additional expenses of between approximately $10 million and $12 million related to this restructuring plan consisting of severance and other expenses in the fourth quarter of 2011 and through 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter ended October 1, 2011, in connection with the 2009 Omnibus Incentive Plan, the Company granted 15,616 shares of restricted common stock to certain Company employees. Such shares of restricted common stock vest at the rate of 33% on each anniversary of the grant date, beginning with the first anniversary, with 100% vesting upon the third anniversary of the grant date provided the recipient continues to be employed by the Company. The issuance of such restricted common stock is exempt from Section 5 of the Securities Act pursuant to Rule 701 of the Securities Act.

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

NORTEK, INC.

/s/ Almon C. Hall
Almon C. Hall
Authorized Officer, Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

November 15, 2011