Form 10-K
period 2011-12-31
NORTEK INC
filed 2012-03-29
CIK 1216596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [_] No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

As of the last business day of the registrant's most recently completed second fiscal quarter (July 2, 2011), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $370.0 million. The registrant's common stock began trading on the NASDAQ Global Market under the symbol “NTK” on November 15, 2011.

The number of shares of the registrant's common stock outstanding as of March 23, 2012 was 15,132,239.

Portions of the registrant's definitive Proxy Statement relating to the registrant's 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference in Part III of this annual Report on Form 10-K.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements”. When used in this discussion and throughout this document, words such as “intends,” “plans,” “estimates,” “believes,” “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on the Company's current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood and aluminum) and purchased components, freight costs, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment levels, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, prices, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company in this annual report on Form 10-K, including without limitation the risk factors described in Item 1A, and any further disclosures the Company makes on related subjects in its 10-Q and 8-K reports filed with the Securities and Exchange Commission (the “SEC”).

WEBSITE ACCESS TO COMPANY REPORTS

Copies of our filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K) are available on our website, www.nortek-inc.com, free of charge, as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

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

Additional information concerning our business is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II of this report. Additional financial information on our reporting segments, as well as foreign and domestic operations, is set forth in Note 12, “Segment Information and Concentration of Credit Risk”, to the consolidated financial statements, Item 8 of Part II of this report.

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

As a result of the Reorganization, approximately $1.3 billion of debt was eliminated. On December 29, 2009, the Bankruptcy Court closed the bankruptcy cases for Nortek’s subsidiaries and on March 31, 2010, closed the bankruptcy case for Nortek. On December 17, 2009 (the “Effective Date”), we emerged from bankruptcy as a reorganized company with a new capital structure.

For further information regarding our capital structure, see Note 2, “Reorganization Under Chapter 11”, Note 3, “Fresh-Start Accounting”, Note 8, “Notes, Mortgage Notes and Obligations Payable”, and Note 9, “Share-Based Compensation”, to the consolidated financial statements, Item 8 of Part II of this report.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

The Company’s Business Segments

Residential Ventilation Products Segment

Our RVP segment primarily manufactures and distributes room and whole house ventilation and other products primarily for the professional remodeling and replacement markets, residential new construction market and do-it-yourself (“DIY”) market. The principal products of the segment, which are sold under the Broan®, NuTone®, Venmar®, Best® and Zephyr® brand names, among others, are:

•	kitchen range hoods,

•	exhaust fans (such as bath fans and fan, heater and light combination units), and

•	indoor air quality products.

Based on internal research and industry knowledge, we believe that we are one of the world's largest suppliers of residential range hoods and exhaust fans and are the largest supplier of these products in North America, in each case, based on revenues. We also believe, based on internal research and industry knowledge, that we are one of the leading suppliers in Europe of luxury “Eurostyle” range hoods, based on revenues. Our kitchen range hoods expel grease, smoke, moisture and odors from the cooking area and are offered under an array of price points and styles from economy to upscale models. The exhaust fans we offer are primarily used in bathrooms to remove humidity and odors and include combination units, which may have lights, heaters or both. Our range hood and exhaust fan products are differentiated on the basis of air movement as measured in cubic feet per minute and sound output as measured in sones. The Home Ventilating Institute in the United States certifies our range hood and exhaust fan products, as well as our indoor air quality products.

Our sales of kitchen range hoods and exhaust fans accounted for approximately 11.9% and 9.2%, respectively, of consolidated net sales in 2011, 14.1% and 10.3%, respectively, of consolidated net sales in 2010 and approximately 14.2% and 10.3%, respectively, of consolidated net sales in 2009. Based on internal research and analysis, we estimate that approximately 70% to 80% of the segment's 2011 net sales were sold for remodeling and replacement applications versus new residential construction.

We believe, based on revenues, we are one of the largest suppliers in North America of indoor air quality products, which include air exchangers, as well as heat or energy recovery ventilators (HRVs or ERVs, respectively), that provide whole house ventilation. These systems bring in fresh air from the outdoors while exhausting stale air from the home. Both HRVs and ERVs moderate the temperature of the fresh air by transferring heat from one air stream to the other. In addition, ERVs also modify the humidity content of the fresh air. We also sell powered attic ventilators, which alleviate heat built up in attic areas and reduce deterioration of roof structures.

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

We sell the products in our RVP segment to distributors and dealers of electrical and lighting products, kitchen and bath dealers, retail home centers and private label customers under the Broan®, NuTone®, Venmar®, Best® and Zephyr® brand names, among others. Private label customers accounted for approximately 16% of the net sales of this segment in 2011.

A key component of our operating strategy for this segment is the introduction of new products and innovations, which capitalize on the strong brand names and the extensive distribution system of the segment's businesses. New product development efforts are focused on improving the style, performance, cost, and energy efficiency of the products. In this segment, we have introduced a line of upscale range hoods encompassing the latest in style and functionality. Also offered in this segment is a full line of EnergyStar® compliant ventilation fans including heavy-duty models ideal for light commercial installations and offices, recessed fan/lights, as well as 35 different models in the Ultra Silent™ Series. We believe that the variety of product offerings and new product introductions help us to maintain and improve our market position for our principal products. At the same time, we believe that our status as a low-cost producer provides the segment with a competitive advantage.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

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

Over the past several years, we have moved the production of certain of our product lines from facilities in the United States, Canada and Italy to regions with lower labor costs, such as China, Poland and Mexico. In addition to these moves, in 2008, we consolidated the production of medicine cabinets from our facilities in Los Angeles, California and Union, Illinois to our facility in Cleburne, Texas, which was previously used to manufacture range hoods.

This segment's primary products compete globally with products supplied by many domestic and international suppliers in various markets. In the range hood market, this segment's primary global competitors are Elica Group, Faber S.p.A. and Cata Electrodomesticas S.L. This segment competes with Panasonic Corporation, among others, in the residential exhaust fan market.

Our RVP segment had 11 manufacturing plants and employed approximately 2,700 full-time people as of December 31, 2011, of which approximately 200 were covered by collective bargaining agreements which expired in 2011 and approximately 200 are covered by collective bargaining agreements which expire in 2013. In 2011, management approved a plan to reduce costs and improve production efficiencies at our subsidiary, Best, which included a transfer of certain employees in Italy, and an overall reduction of the total workforce in Italy. During 2011, we recorded expenses in the segment related to severance and other costs arising from the implementation of this plan. As we continue to restructure Best, it is possible that additional expenses may be incurred, however, at this point we do not expect to record any significant additional charges in 2012, and believe our relationships with employees in this segment are satisfactory.

Technology Products Segment

Our TECH segment manufactures and distributes a broad array of products designed to provide convenience and security for residential and certain commercial applications. The principal product categories sold in this segment are:

•	audio/video distribution and control equipment,

•	security and access control products, and

•	digital display mounting and mobility products.

The segment's audio/video distribution and control equipment products include whole-house audio/video systems, video signal transmission and conversion devices, home integration systems as well as certain accessories often used with these systems such as structured wiring, power conditioners and surge protectors. Whole-house audio/video systems include multi-room/multi-source controllers and amplifiers, home theater receivers, intercom systems, speakers, and control devices such as keypads, remote controls and volume controls. The segment's speakers are primarily built-in (in-wall or in-ceiling) and are primarily used in multi-room or home theater applications. These products are sold under the Niles®, Elan®, ATON™, SpeakerCraft®, Proficient Audio Systems®, Sunfire®, and Xantech® brand names, among others. The segment's video signal transmission and conversion devices allow conversion of video signals into various formats as well as the transmission of video signals to multiple display screens. In addition to residential home theater applications, these products are often used in non-residential applications such as retail outlets, airports and casinos and are sold under the Magenta™ and Gefen® brand names. The segment's home integration systems include software and hardware that facilitate the control of third-party residential subsystems such as home theater, whole-house audio, climate control, lighting, security and irrigation. These products are sold under the Home Logic® and Elan g!® brand names. Other products in this category include power conditioners and surge protectors sold under the Panamax® and Furman® brand names and structured wiring products sold under the OpenHouse® and Channel Plus® brand names. Sales of audio/video distribution and control products accounted for approximately 29% and 43% of total TECH segment net sales in 2011 and 2010, respectively.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

The segment's security and access control products include residential and certain commercial intrusion protection systems, components for closed circuit television systems (camera housings), garage and gate operators and devices to gain entry to buildings and gated properties, such as radio transmitters, wireless window and door contacts, control panels, keypads and telephone entry systems. These products are sold under the Linear®, SecureWireless, GTO/PRO®, Mighty Mule®, OSCO®, Aigis®, AllStar®, IEI®, Luxor and certain private label brand names, as well as Westinghouse®, which is licensed. Sales of security and access control products accounted for approximately 33% and 43% of total TECH segment net sales in 2011 and 2010, respectively.

The segment's digital display mounting and mobility products primarily are designed with ergonomic features and include wall mounts, desk mounts, arms, carts, workstations and stands that attach to a variety of display devices such as computer monitors, notebook computers and flat panel displays. These products are sold under the Ergotron® and OmniMount® brand names, as well as certain original equipment manufacturer brand names in the personal computer industry. Digital display mounting and mobility products accounted for approximately 38% and 14% of total TECH segment net sales in 2011 and 2010, respectively.

We sell the products in our TECH segment to distributors, professional installers, electronics retailers and original equipment manufacturers. Sales in this segment are primarily driven by replacement applications, new installations in existing properties and purchases of high-priced audio/video equipment such as flat panel televisions and displays and to a lesser extent new construction activity. Sales of digital display mounting and mobility products are primarily driven by personal computer and I.T. spending, as well as from the sale of other products for which a mounting solution is needed. In addition, a portion of the sales in this segment is driven by sales to customers in the non-residential market. Based on internal analysis, we estimate that in 2011, approximately 80% to 90% of this segment's net sales was attributable to end-use applications not related to residential new construction.

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

The segment's primary products compete with products supplied by many domestic and international suppliers in various markets. The segment competes with several portfolio companies of Duchossois Industries, Inc., including Chamberlain Corporation, Milestone AV Technologies and AMX LLC. The segment also competes with Crestron Electronics, Inc., among others. The segment competes with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. In addition, certain products are sourced from low cost Asian suppliers based on our specifications. Although we believe we compete favorably with other suppliers of technology products, some of our competitors have greater financial and marketing resources than this segment of our business.

In this segment, we have several administrative and distribution facilities in the United States and a significant amount of our products are manufactured at our facilities located in China. Our TECH segment had 11 manufacturing plants and employed approximately 3,300 full-time people as of December 31, 2011. We believe that our relationships with the employees in this segment are satisfactory.

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

Demand for replacing and modernizing existing equipment, regulatory changes, the level of housing starts and manufactured housing shipments are the principal factors that affect the market for the segment's residential HVAC products. We anticipate that the demand by the replacement market will continue to exceed the demand for products by the new installation market as a large number of previously installed heating and cooling products become outdated or reach the end of their useful lives. The demand for residential cooling products is also affected by spring and summer temperatures, although the seasonal effects are

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

less dramatic than those experienced in the window air conditioning market which we do not sell to. We believe that our ability to offer both heating and cooling products helps offset the effects of seasonality on this segment's sales.

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

The segment sells residential HVAC products for use in site-built homes through independently owned distributors who sell to HVAC contractors. The site-built residential HVAC market is very competitive. In this market, the segment competes with, among others, Carrier Corporation (a subsidiary of United Technologies Corporation), Rheem Manufacturing Company, Lennox Industries, Inc., Trane, Inc. (a subsidiary of IngersollRand Company), York by Johnson Controls and Goodman Global, Inc. During 2011, we estimate that approximately 60% of this segment's net sales were attributable to the replacement market versus residential construction, including manufactured housing.

In addition, the segment sells residential HVAC products outside of North America, with sales concentrated primarily in Latin America and the Middle East. International sales consist of not only the segment's manufactured products, but also products manufactured to specification by outside sources. The products are sold under the Westinghouse® licensed brand name, the segment's own Miller® brand name, as well as other private label brand names.

The segment competes in both the site-built and manufactured housing markets on the basis of breadth and quality of its product line, distribution, product availability and price. Although we believe that we compete favorably with respect to certain of these factors, most of the segment's competitors have greater financial and marketing resources and the products of certain competitors may enjoy greater brand awareness than our residential HVAC products.

Our R-HVAC segment had 3 manufacturing plants and employed approximately 1,100 full-time people as of December 31, 2011. We believe that our relationships with our employees in this segment are satisfactory.

Commercial Air Conditioning and Heating Products Segment

Our C-HVAC segment manufactures and sells HVAC systems that are custom-designed to meet customer specifications primarily for hospitals, educational facilities, as well as commercial offices, manufacturing facilities, retail stores, clean rooms, data centers, and governmental buildings. We estimate that the healthcare and education markets represented approximately 40% of 2011 net sales for this segment. These systems are designed primarily to operate on building rooftops (including large self-contained walk-in units), or on individual floors within a building, and to have cooling capacities ranging from 40 tons to 600 tons. The segment markets its commercial HVAC products under the Governair®, Mammoth®, Temtrol®, Venmar CES™, Ventrol®, Webco™, Huntair®, Cleanpak™ and Fanwall® brand names. Based on replacing large fans in air handlers with a modular array of smaller fans, Fanwall® technology allows for major improvements in reliability, energy efficiency, sound attenuation, footprint, and operating costs, and also is ideal for retrofit applications.

Our subsidiary, Eaton-Williams Group Limited, manufactures and markets custom and standard air conditioning and humidification equipment throughout Western Europe under the Vapac®, Cubit®, Qualitair®, Edenaire®, Colman™ and Moducel™ brand names.

The market for commercial HVAC equipment is divided into standard and custom-designed equipment. Standard equipment can be manufactured at a lower cost and therefore offered at substantially lower initial prices than custom-designed equipment. As a result, standard equipment suppliers generally have a larger share of the overall commercial HVAC market than custom-designed equipment suppliers, such as us. However, because of certain building designs, shapes or other characteristics, we believe there are many applications for which custom-designed equipment is required or is more cost effective over the life of the building. Unlike standard equipment, the segment's commercial HVAC equipment can be designed to match a customer's exact space, capacity and performance requirements. The segment's packaged rooftop and self-contained walk-in equipment rooms maximize a building's rentable floor space because this equipment is located outside the building. In addition, the manner of construction

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

and timing of installation of commercial HVAC equipment can often favor custom-designed over standard systems. As compared with site-built and factory built HVAC systems, the segment's systems are factory assembled according to customer specifications and then installed by the customer or third parties, rather than assembled on site, permitting extensive testing prior to shipment. As a result, the segment's commercial systems can be installed later in the construction process than site-built systems, thereby saving the owner or developer construction and labor costs. The segment sells its commercial HVAC products primarily to contractors, owners and developers of commercial office buildings, manufacturing and educational facilities, hospitals, retail stores, clean rooms, data centers, and governmental buildings. The segment seeks to maintain, as well as establish and develop, strong relationships nationwide with design engineers, owners and developers, and the persons who are most likely to value the benefits and long-term cost efficiencies of its custom-designed equipment.

During 2011, we estimate that approximately half of our air conditioning and heating product commercial sales came from replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins. The segment continues to develop products and marketing programs to increase penetration in the growing replacement and retrofit market.

The segment's commercial HVAC products are marketed through independent manufacturers' representatives, as well as other sales, marketing and engineering professionals. The independent representatives are typically HVAC engineers, a factor which is significant in marketing the segment's commercial products because of the design-intensive nature of the market segment in which we compete.

We believe that we are among the largest suppliers of custom-designed commercial HVAC products in the United States. The segment's four largest competitors in the commercial HVAC market are Carrier Corporation, York by Johnson Controls, McQuay International (a subsidiary of OYL Corporation) and Trane, Inc. (a subsidiary of Ingersoll-Rand Company). The segment competes primarily on the basis of engineering support, quality, design and construction flexibility and total installed system cost. Although we believe that we compete favorably with respect to some of these factors, most of our competitors have greater financial and marketing resources than this segment of our business and enjoy greater brand awareness. However, we believe that our ability to produce equipment that meets the performance characteristics required by the particular product application provides us with an advantage that some of our competitors do not enjoy.

Our C-HVAC segment had 9 manufacturing plants and employed approximately 2,200 full-time people at December 31, 2011, of which approximately 200 were covered by a collective bargaining agreement which expires in 2012. We believe that our relationships with our employees in this segment are satisfactory.

Backlog

Backlog expected to be filled within the next twelve months was approximately $329.2 million as of December 31, 2011 as compared to approximately $272.4 million as of December 31, 2010. The increase in backlog at December 31, 2011 as compared to December 31, 2010 primarily reflects an increase in the C-HVAC segment primarily related to an increase in orders and improved pricing during 2011 principally for jobs expected to be delivered during the first half of 2012.

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

Raw Materials

We purchase raw materials and most components used in our various manufacturing processes. The principal raw materials and components we purchase are rolled sheet steel, formed and galvanized steel, copper, aluminum, plate mirror glass, various chemicals, paints, plastics, motors and compressors.

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

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

Research and Development

Our research and development activities are principally for new product development and represented approximately 2.7%, 2.9% and 2.9% of consolidated net sales for the years ended 2011, 2010 and 2009, respectively.

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

Environmental and Regulatory Matters

We are subject to numerous federal, state, local and foreign laws and regulations relating to protection of the environment, including those that impose limitations on the discharge of pollutants into the environment (land, air and water), establish standards for the use, treatment, storage and disposal of solid and hazardous materials and wastes and govern the cleanup of contaminated sites. We believe that we are in substantial compliance with the material laws and regulations applicable to us. We are involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites currently or formerly owned or operated by such companies or sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by us after a release has occurred. In other instances, we may be partially liable under law or contract to other parties that have acquired businesses or assets from us for past practices relating to hazardous materials or wastes. Expenditures for the years ended 2011, 2010 and 2009 to evaluate and remediate such sites were not material to our business, either individually or collectively. While we are able to reasonably estimate certain of our contingent losses, we are unable to estimate with certainty our ultimate financial exposure in connection with identified or yet to be identified remedial actions due, among other reasons, to: (i) uncertainties surrounding the nature and application of current or future environmental regulations, (ii) our lack of information about additional sites where we may be identified as a potentially responsible party ("PRP"), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation may be joint and several, each PRP is potentially wholly liable for other PRPs that become insolvent or bankrupt. Thus, the solvency of other PRPs could directly affect our ultimate aggregate clean-up costs. In certain circumstances, our liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

Our HVAC products must be designed and manufactured to meet various regulatory standards, including standards addressing energy efficiency and the use of refrigerants. The United States and other countries have implemented a protocol on ozone-depleting substances that restricts or prohibits the use of hydrochlorofluorocarbons (“HCFCs”), a refrigerant used in air conditioning and heat pump products. In particular, regulations effective January 1, 2010 in the United States prohibit the use of refrigerant HCFC-22 in HVAC products manufactured on or after January 1, 2010. Our HVAC products manufactured after January 1, 2010 for sale or distribution in the United States are designed for use with acceptable substitute refrigerants. In 2011, the Department of Energy issued revised national and regional energy conservation standards that are scheduled to take effect for non-weatherized furnaces on May 1, 2013 and for central air conditioners, central air conditioning heat pumps and weatherized furnaces on January 1, 2015. We must continue to modify our products to meet these and other applicable standards as they develop and become more stringent over time.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

Employees

We employed approximately 9,300 full-time people as of December 31, 2011.

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

Our results of operations are directly influenced by the conditions in the global economy. As a result of the global economic recession, U.S. and foreign economies have experienced significant declines in employment, household wealth, property values, consumer spending and lending. Businesses, including Nortek and many of its customers, have faced and may continue to face weakened demand for products and services, difficulty obtaining access to financing, increased funding costs and barriers to expanding operations. Our results of operations have been negatively impacted by the global economic recession and we can provide no assurance that our results of operations will improve.

Our business is dependent upon the levels of remodeling and replacement activity and new construction activity, which are seasonal, and have been negatively impacted by the economic downturn and the instability of the credit markets.

Critical factors affecting our future performance, including our level of sales, profitability and cash flows are the levels of residential and non-residential remodeling, replacement and construction activity. The level of new residential and non-residential construction activity and, to a lesser extent, the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending, employment levels and other macroeconomic factors, over which we have no control. Any decline in economic activity as a result of these or other factors typically results in a decline in new construction and, to a lesser extent, residential remodeling and replacement purchases, which would result in a decrease in our sales, profitability and cash flows. Instability in the credit and financial markets, troubles in the mortgage market, the level of unemployment and the decline in home values have had a negative impact on residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures. These challenging market conditions are expected to continue for the foreseeable future and may further deteriorate. These factors have had an adverse effect on our operating results for 2011 and 2010 and may continue to have an adverse effect on our operating results in future periods.

See “Management's Discussion and Analysis of Financial Condition and Results of Operations - 2012 Outlook”, Item 7 of Part II of this report, for information on our 2012 outlook.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

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

During 2011, we experienced lower material costs as a percentage of net sales as compared to 2010, related primarily to the effect of acquisitions. Excluding the effect of acquisitions, material costs as a percentage of net sales for 2011was approximately 0.2% higher than in 2010 and is primarily the result of changes in product mix, higher prices related to the purchase of certain purchased components, such as electrical components and plastics, as well as from lower sales prices in the C-HVAC segment for jobs signed during the second half of 2010 and delivered in the first quarter of 2011.  A portion of these increases was offset by strategic sourcing initiatives and improvements in manufacturing processes.

Rising oil and other energy prices could have an adverse effect on our freight costs. Excluding the effect of acquisitions, freight costs were flat as a percentage of net sales for 2011 as compared to 2010.

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

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

Since January 1, 2010, we have consummated three acquisitions within our TECH segment. Additionally, within the C-HVAC segment, we acquired a forty-nine percent minority interest in a newly formed operating joint venture. See Note 5, "Acquisitions", to the consolidated financial statements included elsewhere in this report.

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

In 2011, management approved a plan to reduce costs and improve production efficiencies at the Company's subsidiary, Best, including transferring certain operations from Italy to Poland. During 2011, the Company recorded expenses in the RVP segment of approximately $1.3 million and $14.4 million within SG&A and COGS, respectively, related to severance and other costs arising from the implementation of this plan. As the Company continues to restructure Best, it is possible that additional expenses may be incurred, however, at this point the Company does not expect to record any significant additional charges in 2012.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

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

We have manufacturing facilities in several countries outside of the United States. In 2011, we sold products in approximately 100 countries other than the United States. Foreign net sales, which are attributed based upon the location of our subsidiary responsible for the sale, were approximately 22% and 20% of consolidated net sales for 2011 and 2010, respectively. Our foreign operations are subject to a number of risks and uncertainties, including the following:

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

•
development, implementation and monitoring of systems of internal controls of our international operations, including disclosure controls and procedures and internal controls over financial reporting, may be difficult and expensive; and

•	labor cost inflation and changes in labor practices.

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

Our foreign operations are subject to anti-corruption laws.

The U.S. Foreign Corrupt Practices Act, the UK Bribery Act and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials and others for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We operate in parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, there can be no assurance that our internal control policies and procedures will protect us from reckless or criminal acts committed by those of our employees or agents who violate our policies. Our continued expansion outside the U.S. (including in developing countries) in connection with our growth strategy could increase the risk of such violations in the future. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

Fluctuations in currency exchange rates could adversely affect our revenues, profitability and cash flows.

Our foreign operations expose us to fluctuations in currency exchange rates and currency devaluations. We report our financial results in U.S. dollars, but a portion of our sales and expenses are denominated in Euros, Canadian dollars, Chinese Renminbi and other foreign currencies. As a result, if the value of the U.S. dollar increases relative to the value of the Euro, Canadian dollar, Chinese Renminbi and other currencies, our levels of revenue and profitability will decline since the translation of a certain number of other currencies into U.S. dollars for financial reporting purposes will represent fewer U.S. dollars. Conversely, if the value of the U.S. dollar decreases relative to the value of the Euro, Canadian dollar, Chinese Renminbi and other currencies, our levels of revenue and profitability will increase since the translation of a certain number of other currencies into U.S. dollars for financial reporting purposes will represent additional U.S. dollars.

In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in currency translation adjustment and other, net. In addition, in the case of sales to customers in certain locations, our sales are denominated in U.S. dollars, Euros or Canadian dollars but all or a substantial portion of our associated costs are denominated in a different currency. As a result, changes in the relative values of U.S. dollars, Euros, Canadian dollars and Chinese Renminbi and any such different currency will affect our profitability and cash flows.

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

A decline in our relations with key distributors and dealers, loss of major customers or failures or delays in collecting payments from major customers may negatively impact our business.

Our operations depend upon our ability to maintain relations with our independent distributors and dealers and we do not typically enter into long-term contracts with them. If our key distributors or dealers are unwilling to continue selling our products, or if any of them merge with or are purchased by a competitor, we could experience a decline in sales. If we are unable to replace such distributors or dealers or otherwise replace the resulting loss of sales, our business, results of operations and cash flows could be adversely affected. For example, an affiliated group of distributors of our residential HVAC products reduced the amount of products which they bought from us by approximately $40.8 million (or 53%) in 2011 as compared to 2010. For 2011, approximately 47% of our consolidated net sales were made through our independent distributors and dealers, and our largest distributor or dealer accounted for approximately 2% of consolidated net sales for 2011.

In addition, the loss of one or more of our other major customers, or a substantial decrease in such customers' purchases from us, could have a material adverse effect on our results of operations and cash flows. Because we do not generally have binding long-term purchasing agreements with our customers, there can be no assurance that our existing customers will continue to purchase products from us. Our largest customer (other than a distributor or dealer) accounted for approximately 5% and 4% of consolidated net sales for 2011 and 2010, respectively.

Further, a failure or delay in collecting payments due to us from our major customers could negatively impact our business. For example, a customer in our TECH segment that we began shipping product to during the fourth quarter of 2009, owed us payments of approximately $6.3 million as of December 31, 2011 under an agreement with payment terms which are extended beyond the normal payment terms of this segment. In addition, we had inventory of approximately $3.5 million at December 31, 2011 for product expected to be sold to this customer in 2012. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources-Risks and Uncertainties”, Item 7 of Part II of this report, for additional information on this customer and the amounts involved. While we believe that we will ultimately collect payment in full from this customer, we cannot guarantee if or when we will receive payment. A failure to collect payment from this customer or other major customers could adversely affect our results of operations and cash flows.

Labor disruptions or cost increases could adversely affect our business.

A work stoppage at one of our facilities could cause us to lose sales, incur increased costs and adversely affect our ability to meet customers’ needs. A plant shutdown or a substantial modification to employment terms (including the collective bargaining agreements affecting our unionized employees) could result in material gains or losses or the recognition of an asset impairment. As collective bargaining agreements expire and until negotiations are completed, it is not known whether we will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions, including labor stoppages. At December 31, 2011, approximately 6.5% of our employees were unionized, and from time to time we experience union organizing efforts directed at our non-union employees. We may also experience labor cost increases or disruptions in our non-union facilities in circumstances where we must compete for employees with necessary skills and experience or in tight labor markets.

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
December 31, 2011

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
December 31, 2011

Product recalls or reworks may adversely affect our financial condition, results of operations and cash flows.

In the event we produce a product that is alleged to contain a design or manufacturing defect, we could be required to incur costs involved to recall or rework that product. While we have undertaken several voluntary product recalls and reworks over the past several years, additional product recalls and reworks could result in material costs. Many of our products, especially certain models of bath fans, range hoods, and residential furnaces and air conditioners, have a large installed base, and any recalls and reworks related to products with a large installed base could be particularly costly. The costs of product recalls and reworks are not generally covered by insurance. In addition, our reputation for safety and quality is essential to maintaining market share and protecting our brands. Any recalls or reworks may adversely affect our reputation as a manufacturer of high-quality, safe products and could have a material adverse effect on our financial condition, results of operations and cash flows. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Risks and Uncertainties,” Item 7 of Part II of this report.

Our business operations could be significantly disrupted if we lost members of our management team.

Our success depends to a significant degree upon the continued contributions of our executive officers and key employees and consultants, both individually and as a group. Our future performance will be substantially dependent on our ability to retain and motivate them. The loss of the services of any of our executive officers or key employees and consultants could prevent us from successfully executing our business strategy.

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

Our future financial condition and results of operations will not be comparable by the adoption of fresh-start accounting.

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
December 31, 2011

Risks Related to Our Indebtedness:

Our substantial debt could negatively impact our business, prevent us from fulfilling outstanding debt obligations and adversely affect our financial condition.

We have a substantial amount of debt. At December 31, 2011, we had approximately $1,144.5 million of total debt outstanding, which is net of approximately $16.3 million of unamortized debt discount. The terms of our outstanding debt, including our 8.5% Senior Notes due 2021 (the “8.5% Notes”), our 10% Senior Notes due 2018 (the "10% Notes"), our $300.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) and our new senior secured term loan ("Term Loan Facility") limit, but do not prohibit, us from incurring additional debt. If additional debt is added to current debt levels, the related risks described below could intensify.

Our substantial debt has or could have important adverse consequences, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, refinancing indebtedness or other purposes could be impaired;

•	a substantial portion of our cash flow from operations will be dedicated to paying principal and interest on our debt, thereby reducing funds available for expansion or other purposes;

•	we are more leveraged than some of our competitors, which may result in a competitive disadvantage;

•	we are vulnerable to interest rate increases, as certain of our borrowings, including those under the ABL Facility and the Term Loan Facility, are at variable rates;

•	our failure to comply with the restrictions in our financing agreements would have a material adverse effect on us and our ability to meet our obligations under certain of our borrowings;

•	we are more vulnerable to changes in general economic conditions than companies with less or no debt;

•	we face limitations on our ability to make strategic acquisitions, invest in new products or capital assets or take advantage of business opportunities; and

•	we are limited in our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

The terms of our debt covenants impose restrictions on how we conduct our business and could limit our ability to raise additional funds.

The agreements that govern the terms of our debt, including the respective indentures that govern our 8.5% Notes and our 10% Notes and the credits agreement that govern our ABL Facility and Term Loan Facility, contain covenants that restrict our ability and the ability of our subsidiaries to:

•	incur additional indebtedness;

•	pay dividends or make other distributions;

•	make loans or investments;

•	incur certain liens;

•	enter into transactions with affiliates; and

•	consolidate, merge or sell assets.

There are limitations on our ability to incur the full $300.0 million of commitments under the ABL Facility. Availability is limited to the lesser of the borrowing base under the ABL Facility and $300.0 million. As of December 31, 2011, we had approximately $42.0 million in outstanding borrowings and approximately $14.7 million in outstanding letters of credit under the ABL Facility. Based on the borrowing base calculations as of December 31, 2011, we had excess availability of approximately $203.9 million under the ABL Facility and approximately $164.8 million of excess availability before triggering the cash deposit requirements discussed in the next paragraph. As of March 23, 2012, we had approximately $17.0 million in outstanding borrowings and approximately $14.3 million in outstanding letters of credit under the ABL Facility. Based on the borrowing base calculations as of February 2012, at March 23, 2012, we had excess availability of approximately $223.4 million under the ABL Facility and approximately $185.2 million of excess availability before triggering the cash deposit requirements.

We will be required to deposit cash daily from our material deposit accounts (including all concentration accounts) into collection accounts maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit if, (i) excess availability (as defined in the ABL Facility) falls below the greater of $35.0 million or

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

15% of the borrowing base or (ii) an event of default has occurred and is continuing. In addition, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.1 to 1.0. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control. A breach of any of these covenants could result in a default under the ABL Facility.

A breach of the covenants under the indentures that govern our 8.5% Notes and 10% Notes or the credit agreements that govern the ABL Facility and the Term Loan Facility could result in an event of default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the ABL Facility would permit the lenders under the ABL Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our ABL Facility or Term Loan Facility, the lenders to the ABL Facility or the Term Loan Facility, respectively, could proceed against the collateral granted to them to secure that indebtedness. In the event our noteholders or lenders accelerate the repayment of our borrowings, we can provide no assurances that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

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

We will be required to repay all amounts outstanding under our ABL Facility in 2015, our Term Loan Facility in 2017, our 10% Notes by 2018 and our 8.5% Notes by 2021. We will be required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the Term Loan Facility, with the balance due in 2017. At December 31, 2011, we had outstanding borrowings under these obligations of approximately $1,139.4 million (excluding unamortized debt discount of approximately $14.4 million). We are currently obligated to make periodic interest payments under the 8.5% Notes, the 10% Notes, the Term Loan Facility and the ABL Facility, as well as make periodic interest and principal payments relating to other indebtedness of our subsidiaries. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We expect that we will need to access the capital markets in the future in order to refinance all amounts outstanding under the 8.5% Notes, the 10% Notes, the ABL Facility and the Term Loan Facility, as we do not anticipate generating sufficient cash flow from operations to repay such amounts in full. We cannot assure you that funds will be available to us in the capital markets, together with cash generated from operations, in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all.

For further information regarding our yearly contractual obligations and sources of liquidity, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", Item 7 of Part II of this report.

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

Risks Related to Our Common Stock:

The trading volume in our common stock is less than that of similar public companies.

Although our common stock is listed for trading on the NASDAQ Global Market, the average daily trading volume in our common stock is generally less than that of many of our publicly traded competitors and other diversified manufacturing companies. For the three months ended March 14, 2012, the average daily trading volume for our common stock was approximately 10,572 shares per day. Public companies such as us, with a relatively concentrated level of institutional shareholders, often have difficulty generating trading volume in their stock. This illiquidity can result in relative price discounts as compared to industry peers or to the stock's inherent value. It can also result in limited or no research analyst coverage, the absence of which may make it difficult for a company to establish and hold a market following. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock or if our operating results do not meet their expectations, our common stock price could decline.

The market price of our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. Since our common stock began trading on the NASDAQ Global Market, no securities analysts have initiated coverage of Nortek. If we do not have analyst coverage of our common stock, we may lack visibility in the financial markets, which in turn could cause the market price of our common stock or its trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrade our common stock or if our operating results or prospects do not meet their expectations, the market price of our common stock could decline.

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

The market price for our common stock could also fall if our existing significant stockholders, or management, sell, or attempt to sell, large amounts of our common stock. Alternatively, if these stockholders do not trade their shares, our common stock could be thinly traded resulting in a wide spread of bid and ask prices for our common stock, which could reduce the trading volume of our common stock.

Future sales of our common stock may lower our stock price.

The perception in the public market that our existing stockholders might sell shares of common stock could depress the market price of our common stock, regardless of the actual plans of our existing stockholders. Funds affiliated with Ares Management LLC (“Ares”), which together hold approximately 35% of our outstanding shares of common stock as of March 14, 2012, will have the right, subject to certain exceptions and conditions, to require us to use our best efforts to register their shares of common stock pursuant to a registration statement filed under the Securities Act, and to participate in future registrations of securities by us. Registration of any of these shares would result in the shares becoming freely tradable.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

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

Our common stockholders exert significant influence over us. Their interests may not coincide with yours and they may make decisions with which you may disagree.

Funds affiliated with Ares own, in the aggregate, approximately 35% of the voting power of our outstanding common stock as of March 14, 2012 and other stockholders also own significant portions of our common stock. As a result, these stockholders, acting individually or together, control substantially all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. In addition, this concentration of equity ownership may delay or prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

In addition, several of our directors and officers are associated with Ares. While our directors and officers have a fiduciary duty to make decisions in our interests and the interests of our stockholders, those affiliated with Ares may have a fiduciary duty to exercise rights in a manner beneficial to Ares. As a result of these conflicts, our directors and officers may feel obligated to take actions that benefit Ares as opposed to us and our stockholders.

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
December 31, 2011

ITEM 2.	PROPERTIES.

Set forth below is a brief description of the location and general character of the principal administrative and manufacturing facilities and other material real properties of our continuing operations, all of which we consider to be in satisfactory repair as of December 31, 2011. All properties are owned, except for those indicated by an asterisk (*), which are leased under operating leases and those with a double asterisk (**), which are leased under capital leases.

Location	Description	Approximate Square Feet

Residential Ventilation Products Segment:
Hartford, Wisconsin	Manufacturing/Warehouse/Administrative	538,000	(2)
Hartford, Wisconsin	Warehouse	130,000	*
Mississauga, ONT, Canada	Manufacturing/Warehouse/Administrative	110,000
Fabriano, Italy	Manufacturing/Warehouse/Administrative	12,000
Cerreto D’Esi, Italy	Manufacturing/Warehouse/Administrative	174,000
Cleburne, Texas	Manufacturing/Warehouse/Administrative	215,000	(2)
Drummondville, QUE, Canada	Manufacturing/Warehouse/Administrative	126,000
Drummondville, QUE, Canada	Manufacturing/Warehouse/Administrative	41,000	*
Chenjian, Huizhou, PRC	Manufacturing/Warehouse/Administrative/Other	198,000
San Francisco, California	Warehouse/Administrative	35,000	*
Gliwice, Poland	Manufacturing/Warehouse/Administrative	162,000	(1)
Tecate, Mexico	Manufacturing/Warehouse/Administrative	204,000	*
Alameda, California	Warehouse/Administrative	38,000	*

Technology Products Segment:
Xiang, Bao An County, Shenzhen, PRC	Manufacturing/Warehouse/Administrative/Other	410,000	*
Chaiwan, Hong Kong	Administrative	13,000	*
Lexington, Kentucky	Warehouse/Administrative	36,000	*
Carlsbad, California	Warehouse/Administrative	97,000	*
Vista, California	Warehouse	70,000	*
Riverside, California	Administrative	82,000	*
Grand Rapids, Michigan	Manufacturing/Warehouse/Administrative	89,000	*
Phoenix, Arizona	Manufacturing/Warehouse/Administrative	51,000	*
Petaluma, California	Warehouse/Administrative	26,000	*
Tallahassee, Florida	Manufacturing/Warehouse/Administrative	71,000	(2)
Summerville, South Carolina	Warehouse/Administrative	162,000	*
New Milford, Connecticut	Manufacturing/Warehouse/Administrative	17,000	**
Los Angeles, California	Warehouse/Administrative	28,000	*
St. Paul, Minnesota	Manufacturing/Warehouse/Administrative	102,000	(2)
Dongguan City, Guangdong, PRC	Manufacturing/Warehouse/Administrative	159,000	*
Erlanger, Kentucky	Warehouse/Administrative	18,000	*
Margate, Kent, United Kingdom	Manufacturing/Warehouse/Administrative	10,000
Amersfoort, The Netherlands	Manufacturing/Warehouse/Administrative	20,000	*

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

Location	Description	Approximate Square Feet

Residential HVAC Products Segment:
O’Fallon, Missouri	Warehouse/Administrative	70,000	*
St. Louis, Missouri	Warehouse	103,000	*
Boonville, Missouri	Manufacturing	250,000	(2)
Boonville, Missouri	Warehouse/Administrative	150,000	(1)
Poplar Bluff, Missouri	Manufacturing/Warehouse	725,000	**
Dyersburg, Tennessee	Manufacturing/Warehouse	368,000	**
Miami, Florida	Manufacturing/Warehouse/Administrative	111,000	*
Catano, Puerto Rico	Warehouse	17,000	*

Commercial HVAC Products Segment:
St. Leonard d’Aston, QUE, Canada	Manufacturing/Administrative	95,000	*
Saskatoon, Saskatchewan, Canada	Manufacturing/Administrative	59,000	*
Holland, Michigan	Manufacturing/Administrative	45,000	*
Oklahoma City, Oklahoma	Manufacturing/Administrative	127,000	(2)
Okarche, Oklahoma	Manufacturing/Warehouse/Administrative	228,000	(2)
Springfield, Missouri	Manufacturing/Warehouse/Administrative	113,000	*
Anjou, QUE, Canada	Manufacturing/Administrative	127,000	*
Edenbridge, Kent, United Kingdom	Manufacturing/Administrative	41,000	*
Fenton, Stoke-on-Trent, United Kingdom	Manufacturing/Administrative	104,000	*
Tualatin, Oregon	Manufacturing/Warehouse/Administrative	200,000	*
Eden Prairie, Minnesota	Administrative	30,000	*

Other:
Providence, RI	Administrative	23,000	*

(1)	These facilities are pledged as security under various subsidiary debt agreements.

(2)	These facilities are pledged as first priority security under the Term Loan Facility and as second priority under the ABL Facility.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

ITEM 3.	LEGAL PROCEEDINGS.

Voluntary Bankruptcy Filing and Reorganization

The information contained under the section entitled “Business - 2009 Bankruptcy and Reorganization” in Item 1 of this report is incorporated herein by reference.

Other Legal Proceedings

The Company is subject to numerous federal, state and local laws and regulations, including environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with the material laws and regulations applicable to it. The Company is involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by the Company after a release has occurred. In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous substances management. The Company believes that all such claims asserted against it, or such obligations incurred by it, will not have a material adverse effect upon the Company’s financial condition or results of operations. Expenditures in 2011, 2010 and 2009 to evaluate and remediate such sites were not material. While the Company is able to reasonably estimate certain of its contingent losses, the Company is unable to estimate with certainty its ultimate financial exposure in connection with identified or yet to be identified remedial actions due, among other reasons, to: (i) uncertainties surrounding the nature and application of environmental regulations, (ii) the Company’s lack of information about additional sites where it may be identified as a PRP, (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation is joint and several, each PRP is potentially wholly liable for other PRP’s that become insolvent or bankrupt. Thus, the solvency of other PRP’s could directly affect the Company’s ultimate aggregate clean-up costs. In certain circumstances, the Company’s liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As noted previously, we successfully emerged from bankruptcy on December 17, 2009, at which time no established market existed for our common stock. Prior to November 2011, our common stock was listed for trading on the OTC:QB under the symbol “NTKS”. The OTC:QB is not a securities exchange registered with the SEC under Section 6 of the Exchange Act. The following table sets forth the high and low sales prices per share of our common stock, as traded on the OTC:QB, during each calendar quarter during 2010 and the first three quarters of 2011.

2010 Quarter Ended	High	Low
April 3, 2010	$40.00	$35.50
July 3, 2010	$47.00	$40.00
October 2, 2010	$43.00	$39.00
December 31, 2010	$45.00	$35.00

2011 Quarter Ended	High	Low
April 2, 2011	$45.25	$37.26
July 2, 2011	$45.00	$35.96
October 1, 2011	$35.00	$20.00

Our common stock began trading on the NASDAQ Global Market ("NASDAQ") under the trading symbol “NTK” on November 15, 2011. The following table sets forth the high and low sale prices for our common stock as reported by NASDAQ for the periods indicated:

2011 Quarter Ended	High	Low
December 31, 2011	$40.00	$20.00

Holders

As of March 14, 2012, there were approximately 69 holders of record of our common stock and an unknown number of additional beneficial owners whose shares are held through brokerage firms or other institutions.

Dividends

We did not pay any cash dividends on our common stock in 2011 or 2010, and we do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Furthermore, the agreements that govern the terms of our debt, including the respective indentures that govern our 8.5% Notes and our 10% Notes, and the credit agreements that govern our ABL Facility and Term Loan Facility, restrict our ability to pay dividends. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Adequacy of Liquidity Sources” and “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources  - Debt Covenant Compliance”, Item 7 of Part II of this report, for further information regarding restrictions on our ability to pay dividends. In addition, the declaration of any future cash dividends and, if declared, the amount of any such dividends, will be subject to our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and to the discretion of our board of directors.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

Equity Compensation Plan Information

The table below provides information about shares of our common stock that may be issued upon exercise of options, warrants, and rights under our 2009 Omnibus Incentive Plan. All outstanding awards relate to shares of our common stock. Information is as of December 31, 2011, unless otherwise indicated.

Plan Category	(a)Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(1) (3)
Equity compensation plans approved by security holders	1,504,340	(2)	$37.64	867,203
Equity compensation plans not approved by security holders	—		N/A	—

(1)
The number of securities remaining for future issuance under our 2009 Omnibus Incentive Plan may be issued as incentive stock options, nonstatutory stock awards, other stock-based awards and performance-based compensation awards. All of the securities remaining for future issuance under our 2009 Omnibus Incentive Plan may be issued as incentive stock options.

(2)
Consists of 304,892 incentive stock options and 409,974 non-qualified stock options issued pursuant to our 2009 Omnibus Incentive Plan and warrants to purchase 789,474 shares of common stock and excludes shares of restricted stock granted pursuant to our 2009 Omnibus Incentive Plan. The warrants to purchase 789,474 shares of common stock were issued to the former holders of NTK Holdings, Inc. debt in connection with the Reorganization and are not compensatory. See Note 2, “Reorganization Under Chapter 11”.

(3)
Includes 100,000 shares of restricted common stock with performance-based vesting awarded to Mr. Clarke effective December 30, 2011 pursuant to his employment agreement. These shares are not deemed granted as of December 31, 2011 for purposes of ASC 718, “Compensation – Stock Compensation” because the related performance goals were not determined by the Board of Directors as of that date.

Performance Graph

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

Recent Sales of Unregistered Securities

During the fourth quarter ended December 31, 2011, in connection with the 2009 Omnibus Incentive Plan, the Company granted 50,000 shares of restricted common stock to Mr. Clarke. Such shares of restricted common stock vest at the rate of 20% on each anniversary of the grant date, beginning with the first anniversary, with 100% vesting upon the fifth anniversary of the grant date provided the recipient continues to be employed by the Company. The shares granted to Mr. Clarke are exempt from Section 5 of the Securities Act pursuant to Section 4(2) of the Securities Act.

Additionally, during the fourth quarter ended December 31, 2011, the Company granted options to Mr. Clarke to purchase 200,000 shares of common stock at an exercise price of $26.16 per share pursuant to the 2009 Omnibus Incentive Plan.  Such stock options vest at the rate of 20% on each anniversary of the grant date, beginning with the first anniversary of the grant date, with 100% vesting upon the fifth anniversary of the grant date, and, unless terminated earlier, expire on the tenth anniversary of the grant date. The shares underlying Mr. Clarke’s award are exempt from Section 5 of the Securities Act pursuant to Section 4(2) of the Securities Act.

The Company and its subsidiaries, affiliates or significant shareholders may from time to time, in their sole discretion, purchase, repay, redeem or retire any of the Company’s outstanding securities (including publicly issued debt or equity), in privately negotiated or open market transactions, by tender offer or otherwise.

Purchases of Equity Securities by Issuer and Affiliated Purchases

None.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

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

	Successor			Predecessor
	For the Years Ended		Period from	Period from	For the Years Ended
	December 31,		Dec. 20, 2009 -	Jan. 1, 2009 -	December 31,
	2011	2010	Dec. 31, 2009	Dec. 19, 2009	2008	2007
	(In millions except per share amounts and ratios)
Consolidated Summary of Operations:
Net sales	$2,140.5	$1,899.3	$44.0	$1,763.9	$2,269.7	$2,368.2
Pre-petition reorganization items (1)	—	—	—	(22.5)	—	—
Goodwill impairment charge (2)	—	—	—	(284.0)	(710.0)	—
Operating earnings (loss)	63.1	70.6	(1.2)	(203.4)	(610.0)	185.5
(Loss) earnings before gain on reorganization items, net	(76.2)	(25.0)	(4.8)	(338.8)	(753.8)	65.5
Gain on reorganization items, net (1)	—	—	—	619.1	—	—
Net (loss) earnings	(55.9)	(13.4)	(3.4)	195.3	(780.7)	32.4
(Loss) earnings per share:
Basic (2)	$(3.70)	$(0.89)	$(0.23)	$65,100.00	$(260,233.33)	$10,800.00
Diluted (2)	$(3.70)	$(0.89)	$(0.23)	$65,100.00	$(260,233.33)	$10,800.00

Financial Position and Other Financial Data:
Unrestricted cash, investments and marketable securities	$58.2	$57.7	$89.6	$86.7	$182.2	$53.4
Working capital (3)	317.5	330.5	320.8	323.3	352.7	207.2
Total assets	1,939.9	1,971.1	1,618.9	1,643.4	1,980.3	2,706.8
Total debt —
Current	33.4	17.8	49.9	53.8	53.9	96.4
Long-term	1,111.1	1,101.8	835.4	835.4	1,545.5	1,349.0
Current ratio (4)	1.8:1	1.9:1	1.9:1	1.9:1	1.8:1	1.4:1
Debt to equity ratio (5)	14.2:1	7.1:1	5.2:1	5.2:1	—	2.3:1
Depreciation and amortization expense, including non-cash interest	99.9	93.8	6.2	103.2	76.9	70.7
Capital expenditures	21.1	19.8	0.5	17.9	25.4	36.4
Stockholders’ investment (deficit)	80.4	158.8	170.1	172.0	(219.8)	618.7

(1)	See Note 2, “Reorganization Under Chapter 11”, and Note 3, “Fresh-Start Accounting”, to the consolidated financial statements included elsewhere in this report.

(2)	See Note 4, “Summary of Significant Accounting Policies”, to the consolidated financial statements included elsewhere in this report.

(3)	Working capital is computed by subtracting current liabilities from current assets.

(4)	Current ratio is computed by dividing current assets by current liabilities.

(5)	Debt to equity ratio is computed by dividing total debt by total stockholders’ investment.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The RVP segment manufactures and sells room and whole house ventilation and other products primarily for the professional remodeling and replacement markets, the residential new construction market and the DIY market. The principal products sold by this segment include kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units) and indoor air quality products. Sales of our kitchen range hoods and exhaust fans within the RVP segment accounted for approximately 11.9% and 9.2%, respectively, of consolidated net sales for 2011, approximately 14.1% and 10.3%, respectively, of consolidated net sales in 2010 and approximately 14.2% and 10.3%, respectively, of consolidated net sales in 2009.

The TECH segment manufactures and distributes a broad array of products designed to provide convenience and security for residential and certain commercial applications. The principal product categories sold in this segment include audio/video distribution and control equipment, security and access control products, and digital display mounting and mobility products. Sales of our digital display mounting and mobility products accounted for approximately 12.7% of consolidated net sales in 2011.

The R-HVAC segment manufactures and sells heating, ventilating and air conditioning systems for site-built residential and manufactured housing structures and certain commercial markets. The principal products sold by the segment are split-system and packaged air conditioners and heat pumps, air handlers, furnaces and related equipment.

The C-HVAC segment manufactures and sells heating, ventilating and air conditioning systems for custom-designed commercial applications to meet customer specifications. The principal products sold by the segment are large custom rooftop cooling and heating products. Sales of our commercial air handlers within the C-HVAC segment accounted for approximately 11.4%, 10.9% and 11.9% of consolidated net sales in 2011, 2010 and 2009, respectively.

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

Second Quarter 2011 Debt Transactions

On April 26, 2011, we successfully completed the private placement of $500.0 million in aggregate principal amount of 8.5% Senior Notes due 2021 (the “8.5% Notes”) and also entered into a new senior secured term loan with a final maturity in 2017 (the “Term Loan Facility”). Under the Term Loan Facility, we borrowed $350.0 million aggregate principal amount at a 5.25% interest rate. As discussed further below in “Liquidity and Capital Resources,” we principally used the net proceeds from the 8.5% Notes and the Term Loan Facility to repurchase or redeem all of our 11% Senior Secured Notes due 2013 (the “11% Notes”), which had an outstanding aggregate principal balance of approximately $753.3 million.

Based on the initial interest rate of 5.25% for the Term Loan Facility, we expect that our annual cash interest costs will be reduced by approximately $22.0 million as a result of the debt transactions described above. Approximately $82.9 million of annual cash interest related to the 11% Notes was eliminated and replaced by approximately $60.9 million of annual cash interest related to the 8.5% Notes and the Term Loan Facility.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

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

As a result of the Reorganization, approximately $1.3 billion of debt was eliminated. On December 29, 2009, the Bankruptcy Court closed the bankruptcy cases for Nortek’s subsidiaries and on March 31, 2010 closed the bankruptcy case for Nortek. On December 17, 2009 (the “Effective Date”), we emerged from bankruptcy as a reorganized company with a new capital structure. See Note 2, “Reorganization Under Chapter 11”, to the consolidated financial statements included elsewhere in this report, for a description of our capital structure.

Adoption of Fresh-Start Accounting

On December 19, 2009, in connection with the Reorganization, we adopted fresh-start accounting in accordance with Accounting Standards Codification (“ASC”) 852, “Reorganization” (“ASC 852”). Fresh-start accounting requires all assets and liabilities to be recorded at fair value. As a result of the application of fresh-start accounting, our post-emergence financial results (for all periods ending after December 19, 2009) are presented as the “Successor” and our pre-emergence financial results (for all periods ending through December 19, 2009) are presented as the “Predecessor”. Financial statements prepared under accounting principles generally accepted in the United States do not straddle the Effective Date because, in effect, the Successor represents a new entity. Due to the adoption of fresh-start accounting, the results of the Successor periods are not comparable to Predecessor periods. For the readers' convenience, the Successor period from December 20, 2009 to December 31, 2009 ("2009 Successor Period") and the Predecessor period from January 1, 2009 to December 19, 2009 ("2009 Predecessor Period") have been combined for certain purposes and are collectively referred to as “2009” for purposes of this MD&A.

In 2009, we recognized a gain of approximately $488.1 million for reorganization items as a result of the bankruptcy proceedings. This gain reflects the cancellation of our pre-petition debt, partially offset by the recognition of certain of our new equity and debt obligations, as well as professional fees incurred as a direct result of the bankruptcy proceedings.

In 2009, we also recognized a net gain of approximately $131.0 million related to the valuation of our assets and liabilities upon emergence from Chapter 11 bankruptcy proceedings.

In addition, we recognized charges of approximately $22.5 million in the 2009 Predecessor Period as a result of the bankruptcy proceedings.

For additional information regarding the bankruptcy proceedings, reorganization items, and fresh-start accounting adjustments see Note 2, “Reorganization Under Chapter 11” and Note 3, “Fresh-Start Accounting”, to the consolidated financial statements included elsewhere in this report.

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

Changes in key industry activity affecting our businesses in the United States for 2011, 2010 and 2009 were as follows:

	Source of Data	% Increase (Decrease) from Prior Year
		2011	2010	2009
Private residential construction spending	1	(1)%	(3)%	(30)%
Total housing starts	1	4%	6%	(39)%
New home sales	1	(6)%	(14)%	(23)%
Existing home sales	2	2%	(4)%	5%
Residential improvement spending	1	4%	—%	(7)%
Central air conditioning and heat pump shipments	3	7%	—%	(12)%
Private non-residential construction spending	1	3%	(24)%	(16)%
Manufactured housing shipments	4	3%	—%	(39)%
Residential fixed investment spending	5	(1)%	(4)%	(22)%

Source of data:

(1)	U.S. Census Bureau

(2)	National Association of Realtors

(3)	Air Conditioning and Refrigeration Institute

(4)	Institute for Building Technology and Safety

(5)	U.S. Bureau of Economic Analysis

In addition, according to the Canada Mortgage and Housing Corporation, Canadian housing starts increased approximately 2.1% in 2011 as compared to 2010, increased approximately 27% in 2010 as compared to 2009 and decreased approximately 29% in 2009 as compared to 2008.

In 2011, approximately 47% of consolidated net sales were made through independent distributors, dealers, wholesalers and similar channels, approximately 21% were to commercial HVAC markets, approximately 15% were to retailers (of which approximately 8% were sold to the four largest home center retailers), approximately 13% were private label sales and approximately 4% were to manufactured housing original equipment manufacturers and aftermarket dealers. Our largest distributor or dealer accounted for approximately 2% of consolidated net sales in 2011. Our largest customer (other than a distributor or dealer) accounted for approximately 5% and 4% of consolidated net sales for 2011 and 2010, respectively.

Based on internal research and analysis, we estimate that approximately 65% to 70% of our consolidated 2011 net sales were related to the residential housing market. Our products that serve the residential housing market primarily include range hoods and bath fans sold by our RVP segment, central air conditioning and heating products sold by our R-HVAC segment, and security and access control products and certain of the audio/video distribution and control products sold by our TECH segment. We believe that approximately 20% to 30% of our consolidated 2011 net sales to the residential housing market were related to new construction activity.
Also based on internal research and analysis, we estimate that approximately 30% to 35% of our consolidated 2011 net sales were related to non-residential applications including healthcare and educational institutions. Our products that serve the non-residential market primarily include air handlers and other heating and cooling products sold by our C-HVAC segment, and digital mounting and mobility products and certain of the audio/video distribution and control products sold by our TECH segment. We believe that approximately 30% to 40% of our consolidated 2011 net sales to the non-residential market were related to new construction activity.

The demand for certain of our products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during winter months usually reduces the level of building and remodeling activity in both home improvement and new construction markets, thereby reducing our sales levels during the first and fourth quarters.

We are subject to the effects of changing prices and the impact of inflation which could have a significant adverse effect on our

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

results of operations for the periods presented. In some circumstances, market conditions or customer expectations may prevent us from increasing the prices of our products to offset the inflationary pressures that may increase costs in the future. During 2011, we experienced lower material costs as a percentage of net sales as compared to 2010 related primarily to the effect of acquisitions. Excluding the effect of acquisitions, material costs as a percentage of net sales for 2011was approximately 0.2% higher than in 2010 and is primarily the result of changes in product mix, higher prices related to the purchase of certain purchased components, such as electrical components and plastics, as well as from lower sales prices in the C-HVAC segment for jobs signed during the second half of 2010 and delivered in the first quarter of 2011.  A portion of these increases was offset by strategic sourcing initiatives and improvements in manufacturing processes. Should these price levels continue or increase further there can be no assurance that we will be able to sufficiently increase sales prices to offset the adverse effect on earnings from rising material costs.

Additionally, excluding the effect of acquisitions, freight costs were flat as a percentage of net sales for 2011 as compared to 2010. Continued strategic sourcing initiatives and other cost reduction measures help mitigate fluctuations in freight costs.

During the past three years, the following have been our major purchases, expressed as a percentage of consolidated net sales, of raw materials and purchased components:

	For the Year Ended December 31,
	2011	2010	2009
Steel	5%	5%	5%
Motors	4%	5%	5%
Compressors	2%	4%	3%
Copper	2%	2%	2%
Electrical	2%	2%	2%
Packaging	1%	2%	2%
Plastics	1%	1%	1%
Aluminum	1%	1%	1%
Fans & Blowers	-%	1%	1%

2012 Outlook

Our outlook for 2012 is that overall conditions in our residential and nonresidential markets are likely to be similar to those we experienced in 2011. There was a modest improvement in housing starts during the last quarter of 2011. This seems to be continuing as we move into 2012. We believe, however, that it is premature to conclude that a sustainable housing recovery is under way.
We have experienced an unseasonably warm first quarter in the Northeast and elsewhere around the country. The favorable weather could be pulling construction activity forward. In addition, the nation still faces relatively high unemployment levels, stricter mortgage lending practices and elevated housing inventories - with foreclosures representing an increasing share. These factors are likely to continue weighing on housing starts, housing prices, and sales of new and existing homes.
All of this leads us to continued conservatism in the way we plan to operate the business in 2012. We will continue to closely manage our expenses and cash flow while making the investments necessary to further improve our manufacturing, introduce new products, and deliver service excellence to our customers.
With improved leverage in our business model, as well as strong liquidity from cash on hand and borrowing availability under our revolving credit facility, we have the capability to benefit significantly from even a modest rebound in end-market demand.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

Acquisitions

We account for acquisitions under the purchase method of accounting and accordingly, the results of these acquisitions are included in our consolidated results from the date of their acquisition. We have made the following acquisitions since January 1, 2009:

Reporting Segment	Acquired Company	Acquisition Date	Primary Business of Acquired Company
TECH	Skycam, LLC ("Luxor")	July 6, 2010	Distribution and sale of security cameras and digital video recorders via the Internet.
TECH	Ergotron, Inc.	December 17, 2010 *	Design, manufacture and sale of innovative, ergonomic mounting and mobility products for computer monitors, notebooks and flat panel displays in the United States and other parts of the world.
TECH	TV One Broadcast Sales Corporation; Barcom (UK) Holdings Limited; and Barcom Asia Holdings, LLC	April 28, 2011	Design, manufacture and sale of a complete range of video signal processing products for the professional audio/video and broadcast markets.

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

Revenue Recognition, Accounts Receivable and Related Expenses

We generally recognize sales based upon shipment of products to customers and have procedures in place at each of our subsidiaries to ensure that an accurate cut-off is obtained for each reporting period.

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

Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. We generally estimate customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return, while also factoring in any new business conditions that might impact the historical analysis, such as new product introductions. We believe that our procedures for estimating such amounts are reasonable.

Provisions for the estimated allowance for doubtful accounts are recorded in selling, general and administrative expense, net

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

("SG&A"). The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as changes in economic conditions, past due and nonperforming accounts, bankruptcies or other events affecting particular customers. We also periodically evaluate the adequacy of our allowance for doubtful accounts recorded in our consolidated balance sheet as a further test to ensure the adequacy of the recorded provisions. The analysis for allowance for doubtful accounts often involves subjective analysis of a particular customer’s ability to pay. As a result, significant judgment is required in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. We believe that our procedures for estimating such amounts are reasonable.

Inventory Valuation

We value inventories at the lower of the cost or market with approximately 29% of our inventory at December 31, 2011 valued using the last-in, first-out (“LIFO”) method and the remainder valued using the first-in, first-out (“FIFO”) method. On December 19, 2009, inventories were adjusted to their fair value in connection with the application of fresh-start accounting (see Note 3, “Fresh-Start Accounting”, and Note 4, “Summary of Significant Accounting Policies”, to the consolidated financial statements included elsewhere in this report). In connection with both LIFO and FIFO inventories, we record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities, and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. We believe that our procedures for estimating such amounts are reasonable.

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

Goodwill

Evaluation of Goodwill Impairment

Our accounting for acquired goodwill requires considerable judgment in the valuation thereof, and the ongoing evaluation of potential impairment. Goodwill is not amortized. Instead, it is evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including a significant adverse change in the business climate, among others. We have set the annual evaluation date as of the first day of our fiscal fourth quarter. The reporting units evaluated for goodwill impairment have been determined to be the same as our operating segments, except for the TECH operating segment, which has two reporting units consisting of TECH - Ergotron and TECH - All Other. Subsequent to December 17, 2009, only the RVP, TECH - Ergotron and TECH - All Other reporting units have goodwill and, therefore, are the only reporting units that currently are required to be evaluated for goodwill impairment.

In 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-8”), which introduced an optional qualitative assessment for testing goodwill impairment. Under ASU 2011-8, if we conclude that it is more likely than not that the fair value of a reporting unit exceeds the carrying amount, we are not required to perform the annual quantitative two-step impairment test under ASC Topic 350, Goodwill and Other (“ASC 350”). We adopted ASU 2011-8 in 2011 and used the qualitative assessment approach in connection with our annual evaluation of goodwill impairment under ASC 350.

The following analyses were performed in connection with the 2011 annual qualitative assessment under ASU 2011-8 and are performed, if necessary, on an interim basis in order to determine if it is more likely than not that the fair value of any of our applicable reporting units are below the respective carrying amounts:

•
We review public information from competitors and other industry information to determine if there are any significant adverse trends in the competitors' businesses, such as significant declines in market capitalization or significant goodwill impairment charges that could be an indication that the goodwill of our reporting units is potentially impaired.

•
We review changes in our market capitalization and overall enterprise valuation to determine if there are any significant decreases that could be an indication that the valuation of our reporting units has significantly decreased.

•
We review, and update, if necessary, our long-term 5-year financial projections and compare them to the prior long-term 5-year projections to determine if there has been a significant adverse change that could materially lower our prior valuation conclusions under both the discounted cash flow (“DCF") approach and the earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple approach.

•
We determine if there have been any significant increases to the weighted average cost of capital (“WACC”) rates for each reporting unit, which could materially lower our prior valuation conclusions under the DCF approach.

•	We determine if there have been any significant decreases to our estimated EBITDA multiples, which could materially lower our prior valuation conclusions under the EBITDA multiple approach.

•
We determine the current carrying value for each reporting unit as of the end of the quarter and compare it to the previously determined amount in order to determine if there has been any significant increase that could impact our prior goodwill impairment assessments.

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

Based on these analyses, we make a final determination as to whether or not it is more likely than not that the fair value of any reporting unit with goodwill is lower than its carrying value. If this were to be the case, then a “Step 1 Test” is required under ASC 350. The Step 1 Test compares the estimated fair value of each reporting unit to its carrying value. If the estimated fair value is lower than the carrying value, there is an indication of goodwill impairment and a “Step 2 Test” is required. If the estimated fair value of the reporting unit exceeds the carrying value, no further goodwill impairment testing is required.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

The Step 1 fair value estimation includes a combination of a DCF approach and an EBITDA multiple approach. The DCF approach requires that we forecast future cash flows of the reporting unit(s) and discount the cash flow stream(s) based upon a WACC rate that is derived, in part, from comparable companies within similar industries. The DCF calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit. The EBITDA multiple approach requires that we estimate certain valuation multiples of EBITDA derived from comparable companies and apply those derived EBITDA multiples to the applicable reporting unit EBITDA for the selected EBITDA measurement periods. We then evaluate what we believe to be the appropriate weighted average of the DCF approach and the EBITDA multiple approach in order to arrive at our valuation conclusion.

The key assumptions used in order to determine the appropriate WACC rates for the DCF approach are as follows:

•	A risk free rate based on the 20-year United States Treasury bond yield.

•
A market risk premium based on our assessment of the additional risk associated with equity investment that is determined, in part, through the use of published historical equity risk studies as adjusted for the business risk index for each reporting unit. The business risk index is derived from comparable companies and measures the estimated stock price volatility. We used an overall equity risk premium of 6% for all reporting units for the 2010 and 2009 testing discussed below, which was then adjusted by multiplying the applicable reporting unit business risk index to arrive at the market risk premium. As such, changes in the market risk premium between periods reflect changes in the business risk index for the reporting units.

•
Comparable company and market interest rate information is used to determine the cost of debt and the appropriate long-term capital structure in order to weight the cost of debt and the cost of equity into an overall WACC.

•	A size risk premium based on the value of the reporting unit that is determined through the use of published historical size risk premia data.

•
A specific risk premium for the cost of equity, as necessary, which factors in overall economic and stock market volatility conditions at the time the WACC is estimated. We used a 2% specific risk premium for all reporting units for the 2010 and 2009 testing discussed below.

2011 Annual Impairment Test

We determined that it was appropriate for us to use the qualitative assessment approach under ASU 2011-8 for the 2011 annual goodwill impairment evaluation performed as of October 2, 2011 based on the fact that the fair values of the RVP and TECH - All Other reporting units were significantly in excess of the carrying values in 2010 (see below), and the fact that the TECH - Ergotron reporting unit was a recently completed acquisition. Based on the qualitative analysis performed, as described above, we determined that it was more likely than not that the fair value of each of the three evaluated reporting units was greater than their carrying amounts as of October 2, 2011. Accordingly, we were not required to perform the two-step impairment test under ASC Topic 350 as of October 2, 2011.

As of December 31, 2011, we determined that there were no indicators of impairment and, therefore, no interim impairment testing was required for the RVP, TECH - Ergotron or TECH -All Other reporting units as of that date.

2010 Annual Impairment Test

We performed our annual tests of goodwill impairment for 2010 as of October 3, 2010. The adoption of fresh-start accounting in 2009 resulted in a significant reduction in goodwill for RVP and the elimination of all remaining goodwill for TECH - All Other, R-HVAC and C-HVAC. We acquired SkyCam LLC on July 6, 2010, which resulted in the recognition of approximately $7.3 million of goodwill that was included in our annual goodwill impairment testing as of October 3, 2010, in the TECH - All Other reporting unit. The acquisition of Ergotron, which resulted in estimated goodwill of approximately $131.4 million, occurred subsequent to the annual impairment testing and therefore the TECH - Ergotron reporting unit was not required to be included in the annual test.

As of October 3, 2010, the results of the Step 1 Tests indicated that the fair value of the RVP and TECH - All Other reporting units exceeded their carrying value and, therefore, that no additional goodwill impairment analysis was required.

As of December 31, 2010 we determined that there were no indicators of impairment and, therefore, no interim impairment testing was required for any of the reporting units with goodwill as of that date.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

For the 2010 annual impairment test for RVP and TECH - All Other, we used a similar valuation approach as was used to determine the fair values of the reporting units in connection with fresh-start accounting. We believe that our procedures performed and estimates used to determine the fair value of the reporting units as of October 3, 2010 were reasonable and consistent with market conditions at the time of estimation.

For the 2010 annual impairment test for RVP, we used a weighted average of 50% for the DCF approach and 50% for the EBITDA approach, which we determined to be the most representative allocation for the measurement of the long-term fair value of the reporting unit. The RVP valuation assumed a taxable transaction, with a WACC of 12.5%, and EBITDA multiples in the range of 6.5x to 7.5x for the selected measurement periods of 2009, latest twelve months through October 3, 2010, and forecasted 2010. The fair value of RVP was lower than the fresh-start accounting valuation by 1.5%, as the net impact of the valuation assumption changes was not material.

For the 2010 annual impairment test for TECH - All Other, we used a weighted average of 50% for the DCF approach and 50% for the EBITDA approach, which we determined to be the most representative allocation for the measurement of the long-term fair value of the reporting unit. The TECH - All Other valuation assumed a taxable transaction, with a WACC of 12.9%, and EBITDA multiples in the range of 7.5x to 9.0x for the selected measurement periods of 2009, latest twelve months through October 3, 2010, and forecasted 2010. The fair value of TECH - All Other was higher than the fresh-start accounting valuation by 17.8%, principally due to improved actual EBITDA and forecasted cash flows.

We believe that our assumptions used to determine the fair value of RVP and TECH - All Other as of October 3, 2010 were reasonable. As discussed above, if different assumptions were used, particularly with respect to estimating future cash flows, weighted average costs of capital, and terminal growth rates, different estimates of fair value may have resulted. We estimate that the fair values of RVP and TECH - All Other would have needed to be reduced by approximately 31.5% and 16.9%, respectively, to reduce the estimated fair values to an amount below the carrying values.

2009 Goodwill Impairment Testing

In connection with our July 4, 2009 quarterly analyses, we determined that interim Step 1 Testing was required for all of the reporting units, primarily due to reductions in the long-term 5-year forecasts as discussed further below. The results of this interim Step 1 Testing indicated that there was potential impairment at our TECH - All Other reporting unit. Therefore, in accordance with ASC 350, we recorded a $250.0 million estimated goodwill impairment charge as of July 4, 2009 for the TECH - All Other reporting unit based on our interim Step 2 analysis. During the fourth quarter of 2009, we completed our Step 2 analysis for the TECH - All Other reporting unit which resulted in a final goodwill impairment charge of approximately $284.0 million. This represented an increase of approximately $34.0 million in the goodwill impairment charge, which was recorded in the Predecessor period from October 4, 2009 to December 19, 2009. The primary reasons for the change from the preliminary goodwill impairment charge recorded in the second quarter of 2009 were changes in the theoretical valuation of intangible assets from the initial estimate used, net of the related deferred tax impact.

For the July 4, 2009 interim goodwill impairment testing, we used a weighted average of 70% for the DCF approach and 30% for the EBITDA multiple approach, which was consistent with the historical valuation approach that we have used in prior years, updated to reflect what we believed to be the most appropriate weighting. In connection with the DCF approach, we used WACCs of 11.8%, 12.4%, 17.2% and 17.2% for RVP, TECH - All Other, R-HVAC and C-HVAC reporting units, respectively. In connection with the EBITDA multiple approach, we used a multiple of 7.0x applied to the 2009 and 2010 forecasted measurement periods for all of the reporting units.

As indicated above, the results of the Step 1 Tests performed as of July 4, 2009 indicated that the carrying value of the TECH - All Other reporting unit exceeded the estimated fair value determined by us and, therefore, a Step 2 Test was required for this reporting unit (see below for further discussion). The estimated fair values of the RVP, R-HVAC and C-HVAC reporting units exceeded the carrying values so no further impairment analysis was required for these reporting units as of July 4, 2009.

We believe that our assumptions used to determine the estimated fair values of our reporting units as of July 4, 2009 were reasonable. As discussed above, if different assumptions were to be used, particularly with respect to estimating future cash flows, the weighted average costs of capital, terminal growth rates, estimated EBITDA, and selected EBITDA multiples, different estimates of fair value may result and an additional impairment charge could have resulted.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

As a result of our bankruptcy reorganization and the related tax consequences, we determined during our annual impairment testing that the most likely disposal scenario for the reporting units would be in a taxable, as opposed to non-taxable, transaction. This represented a change from prior valuations where non-taxable transactions were assumed. The taxable transaction scenario required that we include, in the DCF approach, the fair value of the estimated additional tax benefit that would be derived from the buyer having a taxable basis in the assets under ASC 350.

For the 2009 annual impairment test as of October 4, 2009, we used a weighted average of 50% for the DCF approach and 50% for the EBITDA multiple approach, which we determined to be the most representative allocation for the measurement of the long-term fair value of the reporting units. Prior to October 4, 2009, we had used a weighted average of 70% for the DCF approach and 30% for the EBITDA multiple approach. The adjustment to the allocation percentages used reflected our belief that there was still significant risk in the overall worldwide economy at that time that could impact the future projections used in the DCF approach and, therefore, that increasing the allocation to the EBITDA multiple approach provided better balance to the shorter-term valuation conclusions under the EBITDA multiple approach, and the longer-term valuation conclusions under the DCF approach. In connection with the DCF approach, we used WACCs of 12.1%, 12.2%, 16.9% and 16.9% for RVP, TECH - All Other, R-HVAC and C-HVAC, respectively. In connection with the EBITDA multiple approach, we used EBITDA multiples applied to the 2010 and 2009 forecasted measurement periods, respectively, of 7.0x and 8.0x, 8.0x and 8.0x, 5.0x and 6.5x, and 5.0x and 4.0x for RVP, TECH - All Other, R-HVAC and C-HVAC, respectively, .

The results of the Step 1 Tests performed for our annual impairment test as of October 4, 2009 indicated that the estimated fair values of the reporting units exceeded the carrying values so no further impairment analysis was required.

We believe that our assumptions used to determine the fair values of our reporting units as of October 4, 2009 were reasonable. As discussed above, if different assumptions were to be used, particularly with respect to estimating future cash flows, the weighted average costs of capital, terminal growth rates, estimated EBITDA, and selected EBITDA multiples, different estimates of fair value may have resulted and an impairment charge could have resulted. We estimated that as of October 4, 2009 the fair value estimates, including the impact of the assumed long-term growth rates, for RVP, TECH - All Other, R-HVAC, and C-HVAC would have needed to be reduced by 25.3%, 22.2%, 12.0% and 5.5%, respectively, before we would have been required to perform additional impairment analyses, as those decreases would have reduced the estimated fair values to an amount below the carrying values of these reporting units.

Impact of Fresh-start Accounting

Refer to Note 3, “Fresh-Start Accounting,” and Note 4, “Summary of Significant Accounting Policies,” to the consolidated financial statements included elsewhere in this report for a discussion and analysis of the impact that fresh-start accounting had on the recorded amount of goodwill subsequent to our emergence from bankruptcy. In connection with the fresh-start accounting as of December 19, 2009, all remaining goodwill as of December 19, 2009 was eliminated, except for $154.8 million of goodwill at RVP.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

Other Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”), we evaluate the realizability of long-lived assets, which primarily consists of property and equipment and definite lived intangible assets (the “ASC 360 Long-Lived Assets”), when events or business conditions warrant it, as well as, whenever an interim goodwill impairment test is required under ASC 350. ASC 350 requires that the ASC 360 impairment test be completed, and any ASC 360 impairment be recorded, prior to performing the goodwill impairment test.

In accordance with ASC 360, the evaluation of the impairment of long-lived assets, other than goodwill, is based on expectations of non-discounted future cash flows compared to the carrying value of the long-lived asset groups. If the sum of the expected non-discounted future cash flows is less than the carrying amount of the ASC 360 Long-Lived Assets, we would recognize an impairment loss. Our cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with our annual company-wide planning process and interim forecasting, and, if appropriate, include a terminal valuation for the applicable subsidiary based upon an EBITDA multiple. We estimate the EBITDA multiples by reviewing comparable company information and other industry data. We believe that our procedures for estimating gross future cash flows, including the terminal valuation, were reasonable and consistent with current market conditions for each of the dates when impairment testing has been performed.

As a result of our conclusion that an interim goodwill impairment test was required during the second quarter of 2009, we performed an interim test for the impairment of long-lived assets and determined that there were no impairment indicators under with respect to long-lived assets at that time. We also completed an ASC 360 evaluation as of December 19, 2009, prior to our emergence from bankruptcy and the adoption of fresh-start accounting. As a result of this analysis, we recorded an intangible asset impairment of approximately $1.2 million for a foreign subsidiary in the TECH segment in SG&A in the accompanying statement of operations. We determined that there were no other significant long-lived assets impairments. There were no long-lived asset impairment charges recorded during 2011 or 2010.

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
December 31, 2011

Insurance Liabilities, including Product Liability

We record insurance liabilities and related expenses for health, workers compensation, product and general liability losses, and other insurance reserves and expenses in accordance with either the contractual terms of our policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent payments are expected to be made in the succeeding year with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims, and incurred but not reported claims as of the reporting date. We consider historical trends when determining the appropriate insurance reserves to record. In certain cases where partial insurance coverage exists, we must estimate the portion of the liability that will be covered by existing insurance policies to arrive at our net expected liability. Receivables for insurance recoveries for product liability claims are recorded as assets, on an undiscounted basis, in the accompanying consolidated balance sheets. These recoveries are estimated based on the contractual arrangements with vendors and other third parties and historical trends. We believe that our procedures for estimating such amounts are reasonable.

Contingencies

We are subject to contingencies, including legal proceedings and claims arising out of our business, that cover a wide range of matters including, among others, environmental matters, contract and employment claims, worker compensations claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold, and product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

Results of Operations
For purposes of this MD&A, the Successor year ended December 31, 2011 ("2011") has been compared to the Successor year ended December 31, 2010 ("2010") and the Successor year ended December 31, 2010 has been compared to the combined 2009 Successor and Predecessor Periods. Any references below to the year ended December 31, 2009 ("2009") refers to the combined periods.

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

(1)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.9 million and $0.4 million for the 2009 Successor and 2009 Predecessor Periods, respectively.

(2)	Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $1.2 million for the 2009 Successor Period.

(3)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.2 million and $0.1 million for the 2009 Successor Period and the 2009 Predecessor Period, respectively.

(4)	Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.8 million for the 2009 Successor Period.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

The following table presents the financial information for our reporting segments for 2011, 2010 and 2009:

	Successor			Net Change
	For the Years Ended December 31,			2011 to 2010		2010 to 2009
	2011	2010	2009(a)	$	%	$	%
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$591.2	$602.7	$583.0	$(11.5)	(1.9)%	$19.7	3.4%
Technology products	735.8	463.6	400.8	272.2	58.7	62.8	15.7
Residential HVAC products	378.6	470.5	426.2	(91.9)	(19.5)	44.3	10.4
Commercial HVAC products	434.9	362.5	397.9	72.4	20.0	(35.4)	(8.9)
Consolidated net sales	$2,140.5	$1,899.3	$1,807.9	$241.2	12.7%	$91.4	5.1%
Operating earnings (loss):
Residential ventilation products (1)	$32.6	$56.1	$54.0	$(23.5)	(41.9)%	$2.1	3.9%
Technology products (2)	57.6	12.1	(274.0)	45.5	*	286.1	*
Residential HVAC products (3)	1.4	23.6	15.2	(22.2)	(94.1)	8.4	55.3
Commercial HVAC products (4)	12.0	5.7	39.7	6.3	*	(34.0)	(85.6)
Subtotal	103.6	97.5	(165.1)	6.1	6.3	262.6	*
Unallocated:
Pre-petition reorganization items	—	—	(22.5)	—	—	22.5	100.0
Executive retirement	(8.7)	—	—	(8.7)	*	—	—
Loss contingency related to the Company’s indemnification of a lease guarantee	—	—	3.9	—	—	(3.9)	(100.0)
Unallocated, net (5)	(31.8)	(26.9)	(20.9)	(4.9)	(18.2)	(6.0)	(28.7)
Consolidated operating earnings (loss)	$63.1	$70.6	$(204.6)	$(7.5)	(10.6)%	$275.2	*%
Depreciation and amortization expense:
Residential ventilation products (6)	$28.9	$34.6	$22.1	$(5.7)	(16.5)%	$12.5	56.6%
Technology products (7)	39.7	24.3	17.8	15.4	63.4	6.5	36.5
Residential HVAC products (8)	12.8	16.1	11.5	(3.3)	(20.5)	4.6	40.0
Commercial HVAC products (9)	12.3	16.5	12.1	(4.2)	(25.5)	4.4	36.4
Unallocated	0.2	0.2	0.4	—	—	(0.2)	(50.0)
	$93.9	$91.7	$63.9	$2.2	2.4%	$27.8	43.5%
Operating earnings (loss) margin:
Residential ventilation products (1)	5.5%	9.3%	9.3%
Technology products (2)	7.8	2.6	(68.4)
Residential HVAC products (3)	0.4	5.0	3.6
Commercial HVAC products (4)	2.8	1.6	10.0
Consolidated	2.9%	3.7%	(11.3)%
Depreciation and amortization expense as a% of net sales:
Residential ventilation products (6)	4.9%	5.7%	3.8%
Technology products (7)	5.4	5.2	4.4
Residential HVAC products (8)	3.4	3.4	2.7
Commercial HVAC products (9)	2.8	4.6	3.0
Consolidated	4.4%	4.8%	3.5%

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

*	Not applicable or not meaningful.

(a)	Represents the combined Successor period from December 20, 2009 to December 31, 2009 and the Predecessor period from January 1, 2009 to December 19, 2009.

(1)
In 2011, includes (1) approximately $16.9 million (of which approximately $13.5 million was recorded during the fourth quarter of 2011) of severance and other charges relating to exit and disposal activities and (2) a decrease in product liability expense of approximately $8.2 million (of which approximately $7.9 million occurred in the fourth quarter of 2011) as compared to 2010 as a result of favorable settlement of claims primarily in the fourth quarter of 2011. In 2010, includes a reduction in warranty reserves of approximately $4.1 million due to the Company's change in estimate of expected warranty claims and a charge of approximately $1.9 million related to a product safety upgrade program. In 2009, includes approximately $1.9 million of severance charges related to certain reduction in workforce initiatives.

(2)
In 2011, includes approximately $1.2 million of severance and other charges relating to exit and disposal activities and approximately $4.9 million of additional warranty expense related to a certain customer. In 2010, includes approximately $4.5 million of severance and other charges related to the closure of certain facilities and a gain of approximately $3.0 million related to the reversal of a loss contingency reserve that was previously provided in 2009 related to one of the Company's subsidiaries. In 2009, includes a loss contingency reserve of approximately $3.0 million related to one of the Company's subsidiaries and valuation reserves of approximately $2.8 million related to certain assets of a foreign subsidiary that was shutdown in 2010.

(3)
In 2011, includes an increase in product liability expense of approximately $1.7 million as compared to 2010 resulting from a reduction in expense from favorable settlement of claims that occurred in 2010.

(4)
In 2011, includes a decrease of approximately $1.0 million in product liability expense as compared to 2010 primarily as a result of the favorable settlement of claims. In 2010, includes a reduction in warranty reserves of approximately $0.7 million due to the Company's change in estimate of expected warranty claims. In 2009, includes approximately $1.1 million of severance charges related to certain reduction in workforce initiatives implemented, approximately $1.3 million of expense related to early lease termination charges, and a gain of approximately $0.6 million related to the sale of assets related to one of the Company's foreign subsidiaries.

(5)
In 2011, includes approximately $0.8 million of CEO transition expenses and approximately $1.4 million of outside consulting fees relating to strategic reviews. In 2010, includes non-cash share-based compensation expense of approximately $2.0 million, a gain of approximately $2.7 million relating to the reversal of a portion of a loss contingency reserve provided in prior periods, and approximately $2.2 million of fees and expenses associated with the acquisition of Ergotron. In 2009, includes a gain of approximately $0.7 million related to the favorable settlement of litigation.

(6)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $1.4 million and $1.3 million for 2010 and 2009, respectively.

(7)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $7.5 million, $9.3 million and $1.2 million for 2011, 2010 and 2009, respectively.

(8)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.4 million, $0.8 million and $0.3 million for 2011, 2010 and 2009, respectively.

(9)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.7 million and $0.8 million for 2010 and 2009, respectively.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

The table below presents our financial information for the 2009 Predecessor, 2009 Successor and combined year ended December 31, 2009 periods:

	Predecessor	Successor	Combined
	Jan. 1, 2009 -	Dec. 20, 2009 -	Year Ended
	Dec. 19, 2009	Dec. 31, 2009	Dec. 31, 2009
	(Amounts in millions)
Net sales	$1,763.9	$44.0	$1,807.9
Cost of products sold	1,266.0	35.2	1,301.2
Selling, general and administrative expense, net	372.6	8.5	381.1
Pre-petition reorganization items	22.5	—	22.5
Goodwill impairment charge	284.0	—	284.0
Amortization of intangible assets	22.2	1.5	23.7
Operating loss	(203.4)	(1.2)	(204.6)
Interest expense	(135.6)	(3.6)	(139.2)
Investment income	0.2	—	0.2
Loss before gain on reorganization items, net	(338.8)	(4.8)	(343.6)
Gain on reorganization items, net	619.1	—	619.1
Earnings (loss) before provision (benefit) for income taxes	280.3	(4.8)	275.5
Provision (benefit) for income taxes	85.0	(1.4)	83.6
Net earnings (loss)	$195.3	$(3.4)	$191.9

	Percentage of Net Sales
	Predecessor	Successor	Combined
	Jan. 1, 2009 -	Dec. 20, 2009 -	Year Ended
	Dec. 19, 2009	Dec. 31, 2009	Dec. 31, 2009
Net sales	100.0%	100.0%	100.0%
Cost of products sold	71.8	80.0	72.0
Selling, general and administrative expense, net	21.1	19.3	21.1
Pre-petition reorganization items	1.3	—	1.2
Goodwill impairment charge	16.1	—	15.7
Amortization of intangible assets	1.2	3.4	1.3
Operating loss	(11.5)	(2.7)	(11.3)
Interest expense	(7.7)	(8.2)	(7.7)
Investment income	—	—	—
Loss before gain on reorganization items, net	(19.2)	(10.9)	(19.0)
Gain on reorganization items, net	35.1	—	34.2
Earnings (loss) before provision (benefit) for income taxes	15.9	(10.9)	15.2
Provision (benefit)for income taxes	4.8	(3.2)	4.6
Net earnings (loss)	11.1%	(7.7)%	10.6%

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

The following table presents our financial information for 2011, 2010 and 2009:

	Successor			Percentage Change
	For the Years Ended December 31,			2011 to	2010 to
	2011	2010	2009(a)	2010	2009
	(Dollar amounts in millions)
Net Sales	$2,140.5	$1,899.3	$1,807.9	12.7%	5.1%
Cost of products sold	1,567.8	1,391.8	1,301.2	(12.6)	(7.0)
Selling, general and administrative expense, net	464.8	399.9	381.1	(16.2)	(4.9)
Pre-petition reorganization items	—	—	22.5	—	100.0
Goodwill impairment charge	—	—	284.0	—	100.0
Amortization of intangible assets	44.8	37.0	23.7	(21.1)	(56.1)
Operating earnings (loss)	63.1	70.6	(204.6)	(10.6)	*
Interest expense	(105.6)	(95.7)	(139.2)	(10.3)	31.2
Loss from debt retirement	(33.8)	—	—	*	—
Investment income	0.1	0.1	0.2	—	(50.0)
Loss before gain on reorganization items, net	(76.2)	(25.0)	(343.6)	*	92.7
Gain on reorganization items, net	—	—	619.1	—	(100.0)
(Loss) earnings before (benefit) provision for income taxes	(76.2)	(25.0)	275.5	*	*
(Benefit) provision for income taxes	(20.3)	(11.6)	83.6	75.0	*
Net (loss) earnings	$(55.9)	$(13.4)	$191.9	*%	*%

	Percentage of Net Sales
	Successor			Change in Percentage
	For the Years Ended December 31,			2011 to	2010 to
	2011	2010	2009(a)	2010	2009
Net Sales	100.0%	100.0%	100.0%	—%	—%
Cost of products sold	73.2	73.3	72.0	0.1	(1.3)
Selling, general and administrative expense, net	21.8	21.1	21.1	(0.7)	—
Pre-petition reorganization items	—	—	1.2	—	1.2
Goodwill impairment charge	—	—	15.7	—	15.7
Amortization of intangible assets	2.1	1.9	1.3	(0.2)	(0.6)
Operating earnings (loss)	2.9	3.7	(11.3)	(0.8)	15.0
Interest expense	(4.9)	(5.0)	(7.7)	0.1	2.7
Loss from debt retirement	(1.6)	—	—	(1.6)	—
Investment income	—	—	—	—	—
Loss before gain on reorganization items, net	(3.6)	(1.3)	(19.0)	(2.3)	17.7
Gain on reorganization items, net	—	—	34.2	—	(34.2)
(Loss) earnings before (benefit) provision for income taxes	(3.6)	(1.3)	15.2	(2.3)	(16.5)
(Benefit) provision for income taxes	(1.0)	(0.6)	4.6	(0.4)	(5.2)
Net (loss) earnings	(2.6)%	(0.7)%	10.6%	(1.9)%	(11.3)%

*	Not applicable or not meaningful.

(a)	Represents the combined Successor period from December 20, 2009 to December 31, 2009 and the Predecessor period from January 1, 2009 to December 19, 2009.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

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

Year ended December 31, 2011 as compared to the year ended December 31, 2010

Net Sales.  As discussed further in the following paragraphs, net sales for 2011 increased by approximately $241.2 million, or 12.7%, as compared to 2010.  The effect of acquisitions and changes in foreign currency exchange rates increased net sales by approximately $226.5 million and $14.8 million, respectively, in 2011.  Excluding the effect of acquisitions and changes in foreign currency exchange rates, net sales for 2011 decreased slightly as compared to 2010.

In the RVP segment, net sales for 2011 decreased approximately $11.5 million, or 1.9%, as compared to 2010.  Net sales in the RVP segment for 2011 reflect an increase of approximately $9.0 million attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the RVP segment for 2011 decreased approximately $20.5 million as compared to 2010. Excluding the effect of changes in foreign currency exchange rates, North American sales decreased approximately $11.6 million, while net sales for the segment's European range hood business declined approximately $9.2 million as compared to 2010. These declines in North American sales are primarily attributable to industry wide declines in residential construction and investment spending, as well as new home sales during 2011. The decline in the European range hood business is primarily attributable to continued global economic downturn. Kitchen range hoods and bathroom exhaust fans are the largest product categories sold in the RVP segment, accounting for approximately 79% of the RVP segment’s total sales for both 2011 and 2010, respectively.

In the TECH segment, net sales for 2011 increased approximately $272.2 million, or 58.7%, as compared to 2010.  This increase is primarily related to the effect of acquisitions which contributed approximately $226.5 million of net sales in 2011. Increased sales of security and access control products, including the addition of a new customer to the segment in 2010, also contributed to the overall increase in net sales in the TECH segment for 2011. An increase in volume related to a certain customer contributed approximately $46.0 million in additional net sales during 2011 as compared to 2010. See "Liquidity and Capital Resources - Risks and Uncertainties". Partially offsetting these increases in net sales were slight declines in sales of audio/video distribution and control products.

Sales of security and access control products accounted for approximately 33% and 43% of total TECH segment net sales in 2011 and 2010, respectively. Sales of audio/video distribution and control products accounted for approximately 29% and 43% of total TECH segment net sales in 2011 and 2010, respectively. Digital display mounting and mobility products accounted for approximately 38% and 14% of total TECH segment net sales in 2011 and 2010, respectively. The increase in sales for digital display mounting and mobility products is primarily the result of the acquisition of Ergotron in December 2010.

In the R-HVAC segment, net sales for 2011 decreased approximately $91.9 million, or 19.5%, as compared to 2010.  This decrease was primarily driven by lower demand due to overall economic conditions and the continued depressed housing market, as well as substantially lower shipments to certain customers during 2011 as compared to 2010. An affiliated group of distribution customers in this segment accounted for approximately $40.8 million of the decline in net sales in 2011 as compared to 2010. We believe that the overall decrease in 2011 was also driven largely by air conditioning sales during the last four months of 2010 to customers serving the residential site-built market for use as replacement products due to uncertainty, at the time, of product availability subsequent to January 1, 2011. As a result of these sales, we believe the segment experienced lower shipments in the first half of 2011 as these customers worked down their inventory levels. In addition, we estimate that other shipments of between approximately $3.5 million and $5.0 million were shipped to customers in the fourth quarter of 2010 that would have otherwise been shipped during the first quarter of 2011 primarily due to announced price increases effective January 1, 2011. In addition, consumer tax credits that expired at the end of 2010 tended to pull forward demand for high efficiency furnaces and air conditioning systems into 2010. With a less attractive tax credit available to consumers in 2011 the segment experienced a shift in demand to more entry level products with lower selling prices. These decreases were partially offset by the effect of increased sales prices effective January 1, 2011 and June 15, 2011 and the addition of several new distribution customers.

In the C-HVAC segment, net sales for 2011 increased approximately $72.4 million, or 20.0%, as compared to 2010.  Net sales in the C-HVAC segment for 2011 reflect an increase of approximately $5.8 million attributable to the effect of changes in foreign

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the C-HVAC segment for 2011 increased approximately $66.6 million.  This increase in net sales is primarily the result of increased shipment levels of air handlers in the U.S. market, net of lower prices on contracts negotiated in the second half of 2010 and delivered in the first quarter of 2011.  In the second and third quarters of 2011, delivery of contracts with increased prices over the prices in the first quarter of 2011 was also a factor. Backlog expected to be filled within the next twelve months for C-HVAC products was approximately $260.0 million at December 31, 2011 and approximately $179.8 million at December 31, 2010.  This increase in backlog, since December 31, 2010, primarily reflects an increase in orders and also improved pricing in 2011, principally for jobs expected to be delivered during 2012.

Foreign net sales, which are attributed based on the location of our subsidiary responsible for the sale, were approximately 21.6% and 20.0% of consolidated net sales for 2011 and 2010, respectively.  Net sales from our Canadian subsidiaries were approximately 10.7% and 11.5% of consolidated net sales for 2011 and 2010, respectively.  Net sales from our Canadian subsidiaries include net sales from the RVP and C-HVAC segments.  Net sales from our European subsidiaries were approximately 7.6% and 6.4% of consolidated net sales for 2011 and 2010, respectively.  Net sales from our European subsidiaries include net sales from the RVP, TECH and C-HVAC segments.

Cost of Products Sold.  Consolidated cost of products sold (“COGS”) for 2011 was approximately $1,567.8 million, or 73.2% as a percentage of net sales, as compared to approximately $1,391.8 million, or 73.3% as a percentage of net sales, for 2010. These changes are primarily due to the factors described above and below.

For 2011, COGS includes, among others, (1) approximately $139.6 million related to acquisitions made in 2011 and 2010 within the TECH segment (including approximately $7.5 million in non-cash charges related to the amortization of fair value allocated to inventory in 2011), (2) approximately $15.1 million of severance and other charges relating primarily to exit and disposal activities, (3) an increase of approximately $12.7 million related to the effect of changes in foreign currency exchange rates, (4) a decrease in product liability expense of approximately $6.8 million as compared to 2010 as a result of favorable settlement of claims primarily in the fourth quarter of 2011, (5) a decrease in depreciation expense of approximately $5.7 million as compared to 2010 related to operations other than acquisitions and (6) approximately $4.9 million of additional warranty expense within the TECH segment related to a certain customer. Consolidated product liability expense was approximately $4.2 million and $11.0 million for 2011 and 2010, respectively.

For 2010, COGS includes, among others, (1) non-cash charges related to the amortization of fair value allocated to inventory of approximately $12.2 million, (2) a reduction in warranty reserves of approximately $4.8 million due to the Company's change in estimate of expected warranty claims within the RVP and C-HVAC segments, (3) a gain of approximately $3.0 million related to the reversal of a loss contingency reserve that was previously provided in 2009 related to one of our subsidiaries in our TECH segment, and (4) a charge of approximately $1.9 million related to a product safety upgrade program within the RVP segment.

We continually review the costs of our product lines and look for opportunities to help offset the rising costs of raw materials and transportation when possible.

Overall, consolidated material costs for 2011 were approximately $1,012.5 million, or 47.3% of net sales, as compared to approximately $903.9 million, or 47.6% of net sales, for 2010.  During 2011, we experienced lower material costs as a percentage of net sales as compared to 2010 related primarily to the effect of acquisitions. Excluding the effect of acquisitions, material costs as a percentage of net sales for 2011was approximately 0.2% higher than in 2010 and is primarily the result of changes in product mix, higher prices related to the purchase of certain purchased components, such as electrical components and plastics, as well as from lower sales prices in the C-HVAC segment for jobs signed during the second half of 2010 and delivered in the first quarter of 2011.  A portion of these increases was offset by strategic sourcing initiatives and improvements in manufacturing processes. Should these price levels continue or increase further there can be no assurance that we will be able to sufficiently increase sales prices to offset the adverse effect on earnings from rising material costs.

Direct labor costs for 2011 were approximately $122.6 million, or 5.7% of net sales, as compared to approximately $110.2 million, or 5.8% of net sales, for 2010.  Excluding the effect of acquisitions, direct labor costs as a percentage of net sales for 2011 increased to approximately 6.2% as compared to approximately 5.8% for 2010. This increase in direct labor costs, as a percentage of net sales, for 2011 is primarily the result of lower sales prices in the C-HVAC segment for jobs signed during the second half of 2010 and delivered in the first quarter of 2011.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

Overhead and other costs, including freight, for 2011 were approximately $432.7 million, or 20.2% of net sales, as compared to approximately $377.7 million, or 19.9% of net sales, for 2010.  Overhead and other costs for 2011 includes, among others, approximately $38.5 million, respectively, related to acquisitions made in 2011 and 2010 within the TECH segment (including approximately $7.5 million in non-cash charges related to the amortization of fair value allocated to inventory in 2011), (2) a decrease in product liability expense of approximately $6.8 million as compared to 2010 as a result of favorable settlement of claims primarily in the fourth quarter of 2011, and (3) approximately $4.9 million of additional warranty expense within the TECH segment related to a certain customer. For 2010, COGS includes, among others, (1) non-cash charges related to the amortization of fair value allocated to inventory of approximately $12.2 million, (2) a reduction in warranty reserves of approximately $4.8 million due to the Company's change in estimate of expected warranty claims within the RVP and C-HVAC segments, (3) a gain of approximately $3.0 million related to the reversal of a loss contingency reserve that was previously provided in 2009 related to one of our subsidiaries in our TECH segment and (4) a charge of approximately $1.9 million related to a product safety upgrade program within the RVP segment.

Freight costs were approximately 5.1% and 4.8% of net sales for 2011 and 2010, respectively. Excluding the effect of acquisitions, freight costs were flat as a percentage of net sales for 2011 as compared to 2010. Continued strategic sourcing initiatives and other cost reduction measures help mitigate fluctuations in freight costs.

Overall, changes in COGS (including material, direct labor, overhead and freight costs) as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices and material costs, as well as changes in productivity levels.

In the RVP segment, COGS for 2011 was approximately $434.4 million, or 73.5% of the segment’s net sales, as compared to approximately $427.1 million, or 70.9% of the segment’s net sales, for 2010.  Material costs for 2011 were approximately $239.9 million, or 40.6% of the segment's net sales, as compared to approximately $240.7 million, or 39.9% of the segment's net sales, for 2010. Overhead and other costs, including freight, for 2011 were approximately $158.0 million, or 26.7% of the segment’s net sales, as compared to approximately $148.8 million, or 24.7% of the segment’s net sales, for 2010. The increase in the percentage of COGS to net sales in 2011 primarily reflects an increase in overhead and other costs as a percentage of net sales primarily related to a decrease in sales volume without a proportionate decrease in overhead costs, and to a lesser extent also reflects an increase in material costs as a percentage of net sales resulting primarily from higher prices related to the purchase of steel and certain component parts, such as motors, electrical components and plastics.

COGS in the RVP segment for 2011 also reflects (1) approximately $14.7 million of severance and other charges relating primarily to exit and disposal activities, (2) a decrease in product liability expense of approximately $8.2 million as compared to 2010 as a result of favorable settlement of claims primarily in the fourth quarter of 2011, (3) an increase of approximately $7.8 million related to the effect of changes in foreign currency exchange rates, and (4) a decrease in depreciation expense of approximately $2.8 million as compared to 2010. COGS for 2010 includes, among others, (1) a reduction in warranty reserves of approximately $4.1 million due to a change in estimate resulting from favorable experience related to claims management improvements, (2) a charge of approximately $1.9 million related to a product safety upgrade program, and (3) approximately $1.4 million in non-cash charges related to the amortization of fair value allocated to inventory with no corresponding charge in 2011. Product liability expense in the RVP segment was approximately $4.7 million and $12.9 million for 2011 and 2010, respectively.

In the TECH segment, COGS for 2011 was approximately $465.0 million, or 63.2% of the segment’s net sales, as compared to approximately $289.1 million, or 62.4% of the segment’s net sales, for 2010. In the TECH segment, material costs for 2011 were approximately $354.5 million, or 48.2% of the segment's net sales, as compared to approximately $225.2 million, or 48.6% of the segment's net sales, for 2010. In the TECH segment, overhead and other costs, including the impact of acquisitions and freight, for 2011 were approximately $102.5 million, or 13.9% of the segment’s net sales, as compared to approximately $60.7 million, or 13.1% of the segment’s net sales, for 2010.  COGS for 2011 includes approximately $139.6 million related to acquisitions made in 2011 and 2010 (including approximately $7.5 million in non-cash charges related to the amortization of fair value allocated to inventory). Excluding the effect of acquisitions, the increase in the percentage of COGS to net sales for 2011 was primarily the result of an increase in material costs as a percentage of net sales, partially offset by a decrease in overhead costs as a percentage of net sales.

In the TECH segment, COGS for 2011 also includes approximately $4.9 million of additional warranty expense related to a certain customer. In the TECH segment, COGS for 2010 also includes (1) approximately $9.3 million in non-cash charges related to the amortization of fair value allocated to inventory and (2) a gain of approximately $3.0 million related to the reversal of previously

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

provided loss contingency reserves related to one of our subsidiaries within the segment.

In the R-HVAC segment, COGS for 2011 was approximately $322.2 million, or 85.1% of the segment's net sales, as compared to approximately $389.9 million, or 82.9% of the segment's net sales, for 2010. Material costs in this segment are generally higher as a percentage of net sales than our other segments and were approximately 61.4% and 60.4% for 2011 and 2010, respectively. In the R-HVAC segment, overhead and other costs, including freight, for 2011 were approximately $76.9 million, or 20.3% of the segment's net sales, as compared to approximately $89.0 million, or 18.9% of the segment's net sales, for 2010. The increase in COGS as a percentage of net sales for 2011 primarily reflects an increase in overhead costs as a percentage of net sales, and to a lesser extent also reflects an increase in material costs as a percentage of net sales. Overhead costs in the R-HVAC segment for 2011 included a decrease in depreciation expense of approximately $3.2 million as compared to 2010, an increase in product liability expense of approximately $1.9 million as compared to 2010 resulting from a reduction in expense from favorable settlement of claims that occurred in 2010, and a decrease in non-cash charges related to the amortization of fair value allocated to inventory of approximately $0.4 million. The increase in material costs as a percentage of net sales is primarily the result of a change in the mix of products sold as discussed previously, partially offset by increased sales prices effective January 1, 2011 and June 15, 2011. Product liability expense was approximately $1.2 million of expense (of which approximately $0.4 million of income was recorded in COGS, and approximately $1.6 million of expense was recorded in selling, general and administrative expense, net) and $0.5 million of income (of which approximately $2.3 million of income was recorded in COGS, and approximately $1.8 million of expense was recorded in selling, general and administrative expense, net) for 2011 and 2010, respectively.

In the C-HVAC segment, COGS for 2011 was approximately $346.2 million, or 79.6% of the segment’s net sales, as compared to approximately $285.7 million, or 78.8% of the segment’s net sales, for 2010.   In the C-HVAC segment, material costs for 2011 were approximately $185.8 million, or 42.7% of the segment's net sales, as compared to approximately $153.8 million, or 42.4% of the segment's net sales, for 2010. In the C-HVAC segment, overhead and other costs, including freight, for 2011 were approximately $95.3 million, or 21.9% of the segment’s net sales, as compared to approximately $79.2 million, or 21.9% of the segment’s net sales, for 2011 and 2010, respectively. Direct labor costs in this segment are generally higher as a percentage of net sales than our other segments and were approximately 15.0% and 14.5% for 2011 and 2010, respectively.  The increase in COGS as a percentage of net sales for 2011 primarily reflects an increase in material and labor costs as a percentage of net sales due to lower sales prices negotiated on jobs in the second half of 2010 and delivered in the first quarter of 2011. The increase in direct labor as a percentage of net sales in 2011 is due, in part, to lower sales prices as noted above. In the C-HVAC segment, COGS for 2011 also includes an increase of approximately $4.9 million related to the effect of changes in foreign currency exchange rates and a decrease of approximately $1.0 million in product liability expense as compared to 2010 primarily as a result of the favorable settlement of claims.

Selling, General and Administrative Expense, Net.  Consolidated SG&A was approximately $464.8 million for 2011 as compared to approximately $399.9 million for 2010. SG&A as a percentage of net sales increased from approximately 21.1% for 2010 to approximately 21.8% for 2011.  SG&A for 2011 reflects (1) approximately $53.6 million related to acquisitions made in 2011 and 2010 within the TECH segment, (2) approximately $8.7 million of severance expense related to the retirement of a Company executive, (3) net foreign exchange losses of approximately $5.4 million related to transactions, including intercompany debt not indefinitely invested in the Company's subsidiaries, (4) approximately $4.5 million of severance and other charges relating primarily to exit and disposal activities, (5) an increase of approximately $3.0 million related to the effect of changes in foreign currency exchange rates, (6) a decrease in stock compensation expense of approximately $2.2 million as compared to 2010, (7) a loss on the sale of certain assets of approximately $1.4 million, (8) a decrease in acquisition costs of approximately $1.3 million as compared to 2010 and (9) approximately $0.8 million of CEO transition expenses. Additionally, in 2011, the Company incurred approximately $1.4 million of outside consulting fees relating to strategic reviews. The Company expects to incur additional consulting fees in 2012 of approximately $1.5 million as it completes its strategic reviews.

SG&A for 2010 reflects approximately $4.3 million of severance and other charges related to the closure of certain facilities in the TECH segment, and a gain of approximately $2.7 million relating to the reversal of a portion of a loss contingency reserve provided in prior periods.

Amortization of Intangible Assets.  Amortization of intangible assets, including developed technology and backlog, increased from approximately $37.0 million for 2010 to approximately $44.8 million for 2011. This increase in 2011 as compared to 2010 relates primarily to an increase of approximately $13.7 million related to acquisitions made in 2011 and 2010 within the TECH segment, partially offset by a decrease primarily related to the amortization of backlog for the C-HVAC segment as a result of the application of fresh-start accounting.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

Operating Earnings.  Operating earnings decreased approximately $7.5 million from approximately $70.6 million for 2010 to approximately $63.1 million for 2011. Operating earnings for 2011 includes, among others,

(1)
a decrease in product liability expense of approximately $7.0 million as a result of favorable settlement of claims primarily in the fourth quarter of 2011. The fourth quarter of 2011 includes a reduction in product liability accruals and a related reduction in product liability expense of approximately $12.2 million. The fourth quarter of 2010 includes a reduction in product liability accruals and a related reduction in product liability expense of approximately $5.2 million.

(2)	approximately $22.9 million of decreased depreciation and amortization expense related to operations other than acquisitions,

(3)	approximately $19.6 million of severance and other charges relating primarily to exit and disposal activities,

(4)
operating earnings of approximately $19.6 million (which includes depreciation and amortization of approximately $25.1 million, including approximately $7.5 million relating to the amortization of fair value allocated to inventory) related to acquisitions made in 2011 and 2010 within the TECH segment,

(5)	approximately $8.7 million of severance expense related to the retirement of a Company executive,

(6)	net foreign exchange losses of approximately $5.4 million related to transactions, including intercompany debt not indefinitely invested in the Company's subsidiaries,

(7)	approximately $4.9 million of additional warranty expense within the TECH segment related to a certain customer,

(8)	a loss on the sale of certain assets of approximately $1.4 million,

(9)	approximately $1.4 million of outside consulting fees relating to strategic reviews,

(10)	approximately $0.9 million of fees and expenses associated primarily with the acquisition of TV One, and

(11)	approximately $0.8 million of CEO transition expenses.

Operating earnings for 2010 includes, among others,

(1)	approximately $4.5 million of severance and other charges related to the closure of certain facilities within the TECH segment,

(2)	a reduction in warranty reserves of approximately $4.8 million due to the Company's change in estimate of expected warranty claims within the RVP and C-HVAC segments,

(3)	a gain of approximately $3.0 million related to the reversal of a loss contingency reserve that was previously provided in 2009 related to one of our subsidiaries in our TECH segment,

(4)	non-cash share-based compensation expense of approximately $2.8 million,

(5)	a gain of approximately $2.7 million relating to the reversal of a portion of a loss contingency reserve provided in prior periods,

(6)	approximately $2.2 million of fees and expenses associated with the acquisition of Ergotron, and

(7)	a charge of approximately $1.9 million related to a product safety upgrade program within the RVP segment.

Changes in operating earnings between 2011 and 2010 are primarily due to the factors discussed above and the following operating segment specific factors.

In the RVP segment, operating earnings for 2011 were approximately $32.6 million as compared to approximately $56.1 million for 2010.  The decrease in the RVP segment’s operating earnings for 2011 is primarily the result of decreased sales volume in the segment’s North American business and an increase in material costs and overhead costs as a percentage of net sales.  Operating earnings for 2011 for the RVP segment also includes (1) approximately $16.9 million of severance and other charges relating to exit and disposal activities, (2) a decrease in product liability expense of approximately $8.2 million as compared to 2010 as a result of favorable settlement of claims primarily in the fourth quarter of 2011, and (3) a decrease of approximately $5.7 million in depreciation and amortization expense (including a decrease in non-cash charges related to the amortization of fair value allocated to inventory of approximately $1.4 million). Operating earnings for the RVP segment for 2010 also reflects a reduction in warranty

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

reserves of approximately $4.1 million due to a change in estimate resulting from favorable experience related to claims management improvements and a charge of approximately $1.9 million related to a product safety upgrade program.

In the TECH segment, operating earnings for 2011 were approximately $57.6 million as compared to approximately $12.1 million for 2010. Operating earnings for the TECH segment for 2011 reflects an increase of approximately $19.6 million (which includes depreciation and amortization of approximately $25.1 million, including approximately $7.5 million relating to the amortization of fair value allocated to inventory) related to acquisitions made in 2011 and 2010. Excluding the impact of acquisitions, the increase in operating earnings for 2011 is primarily the result of increased sales volume of security and access control products, partially offset by an increase in material costs as a percentage of net sales. Operating earnings for the TECH segment for 2011 also includes approximately $1.2 million of severance and other charges relating to exit and disposal activities and approximately $4.9 million of additional warranty expense related to a certain customer. The operating results for the TECH segment for 2010 also includes (1) approximately $9.3 million in non-cash charges related to the amortization of fair value allocated to inventory, (2) approximately $4.5 million of severance and other charges related to the closure of certain facilities within the segment and (3) a gain of approximately $3.0 million related to the reversal of a loss contingency reserve that was previously provided in 2009 related to one of our subsidiaries in the segment.

In the R-HVAC segment, operating earnings for 2011 were approximately $1.4 million as compared to approximately $23.6 million for 2010.  The decrease in the R-HVAC segment’s operating earnings for 2011 is primarily a result of a decrease in sales volume and increased overhead and material costs as a percentage of net sales, partially offset by increased sales prices.  Operating earnings for 2011 for the R-HVAC segment also includes a decrease of approximately $3.3 million in depreciation and amortization expense (including a decrease in non-cash charges related to the amortization of fair value allocated to inventory of approximately $0.4 million) and an increase in product liability expense of approximately $1.7 million as compared to 2010 resulting from a reduction in expense from favorable settlement of claims that occurred in 2010.

In the C-HVAC segment, operating earnings for 2011 were approximately $12.0 million as compared to approximately $5.7 million for 2010.  This increase in operating earnings for 2011 primarily reflects increased shipment levels of air handlers in the U.S. market.  In the second and third quarters of 2011, delivery of contracts with expanded margins over the margins in the first quarter of 2011 was also a factor. Operating earnings for 2011 for the C-HVAC segment also includes a decrease of approximately $4.2 million in depreciation and amortization expense and a decrease of approximately $1.0 million in product liability expense as compared to 2010 primarily as a result of the favorable settlement of claims. For 2010, operating earnings for the C-HVAC segment includes a reduction in warranty reserves of approximately $0.7 million due to the Company's change in estimate of expected warranty claims.

Operating earnings (loss) of foreign operations, consisting primarily of the results of operations of our Canadian and European subsidiaries, were approximately 1.0% and (5.8)% of consolidated operating earnings (before unallocated and corporate expenses) for 2011 and 2010, respectively. Foreign operating earnings of acquisitions contributed approximately $16.2 million to the increase in 2011 as compared to 2010. Net sales and earnings derived from international markets are subject to economic, political and currency risks, among others.

Interest Expense.  Interest expense increased approximately $9.9 million, or approximately 10.3%, during 2011 as compared to the 2010.  This increase is primarily due to the issuance of our 10% Senior Notes due 2018 on November 23, 2010 (the "10% Notes"), partially offset by a decrease in interest expense from the redemption of the 11% Senior Secured Notes due 2013 (the "11% Notes") through the issuance of $500.0 million in aggregate principal amount of 8.5% Senior Notes due 2021 (the “8.5% Notes”) and entering into a new senior secured term loan with initial borrowings of $350.0 million.

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
December 31, 2011

redemption of the 11% Notes resulted in a pre-tax loss of approximately $33.8 million in the second quarter of 2011.

Benefit from Income Taxes. The benefit from income taxes for 2011 was approximately $20.3 million as compared to approximately $11.6 million for 2010. The effective income tax rate benefit of approximately 26.6% for 2011 differs from the expected United States federal statutory rate benefit of 35% principally as a result of an increase in the valuation allowances related to certain deferred tax assets, partially offset by changes in the state income tax provisions and the effect of foreign activities. The effective income tax rate benefit of approximately 46.4% for 2010 differs from the expected United States federal statutory rate benefit of 35% principally as a result of a tax benefit for capitalized research and development costs and a decrease in FIN 48 reserves, including interest, partially offset by an increase in the valuation allowances related to certain deferred tax assets and nondeductible expenses.

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

In the RVP segment, net sales for 2010 increased approximately $19.7 million, or 3.4%, as compared to 2009. Net sales in the RVP segment for 2010 reflect an increase of approximately $9.1 million attributable to the effect of changes in foreign currency exchange rates. Excluding the effect of changes in foreign currency exchange rates, net sales in the RVP segment for 2010 increased approximately $10.6 million as compared to the same period of 2009. Excluding the effect of changes in foreign currency exchange rates, the change in net sales for 2010 is primarily the result of an increase in the RVP segment's Canadian business of approximately $7.5 million, and to a lesser extent an increase in the RVP segment's United States business of approximately $2.8 million. The increase in the North American business for 2010 is, in part, the result of an increase in total housing starts in both Canada and the United States of approximately 27% and 6%, respectively. An increase in residential remodeling and replacement activity also contributed to the increase in 2010. We estimate that shipments of between approximately $2.5 million and $3.0 million were shipped to a customer in the fourth quarter of 2010 that were higher than the fourth quarter of 2009. We estimate that shipments to this customer in the first quarter of 2011 will be approximately $2.5 million to $3.0 million lower than the first quarter of 2010. Excluding the effect of changes in foreign currency exchange rates, the RVP segment's European range hood business was relatively flat in 2010 as compared to 2009. Kitchen range hoods and bathroom exhaust fans are the largest product categories sold in the RVP segment, accounting for approximately 79% of the RVP segment's total sales for both 2010 and 2009, respectively.

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
December 31, 2011

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

Cost of Products Sold.  Consolidated COGS for 2010 was approximately $1,391.8 million as compared to approximately $1,301.2 million for 2009.

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

(6)	an increase of approximately $2.0 million related to an acquisition within the TECH segment during the third quarter of 2010,

(7)
a decrease in product liability expense of approximately $2.4 million as compared to 2009 (consolidated product liability expense within COGS was approximately $11.0 million and $13.4 million for 2010 and 2009, respectively), and

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
December 31, 2011

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

Overhead and other costs, including freight, for 2010 were approximately $377.7 million, or 19.9% of net sales, as compared to approximately $374.0 million, or 20.7% of net sales, for 2009. Overhead and other costs for 2010 includes, among others, (1) approximately $12.2 million in non-cash charges related to the amortization of fair value allocated to inventory, (2) approximately $6.2 million of increased depreciation expense, mostly due to fresh-start accounting, as compared to 2009, (3) a reduction in warranty reserves of approximately $4.8 million due to the Company's change in estimate of expected warranty claims within the RVP and C-HVAC segments, (4) a gain of approximately $3.0 million related to the reversal of a loss contingency reserve that was previously provided in 2009 related to one of our subsidiaries in our TECH segment, (5) a decrease in product liability expense of approximately $2.4 million as compared to 2009 and (6) a charge of approximately $1.9 million related to a product safety upgrade program within the RVP segment. Overhead and other costs for 2009 includes, among others, (1) approximately $3.6 million in non-cash charges related to the amortization of fair value allocated to inventory and (2) a loss contingency reserve of approximately $3.0 million related to one of our subsidiaries in our TECH segment. The remaining decrease in the percentage of overhead and other costs to net sales for 2010 is primarily the result of an increase in net sales without a proportionate increase in costs, primarily related to the fixed nature of certain overhead costs.

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

In the RVP segment, COGS for 2010 was approximately $427.1 million, or 70.9% of the segment's net sales, as compared to approximately $425.5 million, or 73.0% of the segment's net sales, for 2009. Material costs for 2010 were approximately $240.7 million, or 39.9% of the segment's net sales, as compared to approximately $236.8 million, or 40.6% of the segment's net sales, for 2009. Overhead and other costs, including freight, for 2010 were approximately $148.8 million, or 24.7% of the segment's net sales, as compared to approximately $151.2 million, or 25.9% of the segment's net sales, for 2009. The decrease in the percentage of COGS to net sales in 2010 primarily reflects a decrease in overhead costs as a percentage of net sales, and to a lesser extent a decrease in material costs as a percentage of net sales, mostly in the first half of 2010, resulting primarily from lower prices, in part from strategic sourcing initiatives, related to the purchase of certain component parts. The decrease in overhead costs as a percentage of net sales for 2010 over 2009 primarily relates to increased sales without a proportionate increase in overhead costs, partially offset by higher freight costs.

COGS in the RVP segment for 2010 also reflects (1) an increase of approximately $5.6 million related to the effect of changes in foreign currency exchange rates, (2) a reduction in warranty reserves of approximately $4.1 million due to a change in estimate resulting from favorable experience related to claims management improvements, (3) an increase in depreciation expense of approximately $3.1 million as compared to 2009, primarily as a result of fresh-start accounting, (4) a decrease in product liability expense of approximately $2.1 million as compared to 2009, (5) a charge of approximately $1.9 million related to a product safety upgrade program, and (6) approximately $1.4 million in non-cash charges related to the amortization of fair value allocated to inventory. COGS in the RVP segment for 2009 also reflects (1) approximately $1.3 million in non-cash charges related to the amortization of fair value allocated to inventory and (2) approximately $1.1 million of severance charges related to certain reduction in workforce initiatives implemented within the segment. Product liability expense in the RVP segment was approximately $12.9 million and $15.0 million for 2010 and 2009, respectively.

In the TECH segment, COGS for 2010 was approximately $289.1 million, or 62.4% of the segment's net sales, as compared to approximately $238.1 million, or 59.4% of the segment's net sales, for 2009. In the TECH segment, material costs for 2010 were

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

approximately $225.2 million, or 48.6% of the segment's net sales, as compared to approximately $177.5 million, or 44.3% of the segment's net sales, for 2009. In the TECH segment, overhead and other costs, including freight, for 2010 were approximately $60.7 million, or 13.1% of the segment's net sales, as compared to approximately $58.0 million, or 14.5% of the segment's net sales, for 2009. The increase in the percentage of COGS to net sales for 2010 was primarily the result of an increase in material costs as a percentage of net sales primarily due to a change in product mix, partially offset by a decrease in overhead costs as a percentage of net sales. The decrease in the percentage of overhead costs to net sales for 2010 reflects an increase in net sales without a proportionate increase in overhead costs and is net of the effect of certain items as discussed below.

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

In the R-HVAC segment, COGS for 2010 was approximately $389.9 million, or 82.9% of the segment's net sales, as compared to approximately $354.4 million, or 83.2% of the segment's net sales, for 2009. Material costs in this segment are generally higher as a percentage of net sales than our other segments and were approximately 60.4% and 59.8% for 2010 and 2009, respectively. In the R-HVAC segment, overhead and other costs, including freight, for 2010 were approximately $89.0 million, or 18.9% of the segment's net sales, as compared to approximately $83.6 million, or 19.6% of the segment's net sales, for 2009. The decrease in COGS as a percentage of net sales for 2010 primarily reflects a decrease in overhead costs as a percentage of net sales as a result of an increase in sales without a proportionate increase in overhead costs. The decrease in COGS as a percentage of net sales for 2010 was partially offset by an increase in material costs as a percentage of net sales resulting from a change in the mix of products sold and higher prices related primarily to the purchases of copper and certain purchased components. Overhead costs in the R-HVAC segment for 2010 also includes (1) an increase in non-cash charges related to the amortization of fair value allocated to inventory of approximately $0.5 million as compared to 2009, (2) an increase in depreciation expense of approximately $3.6 million as compared to 2009 and (3) a decrease in product liability expense of approximately $0.8 million as compared to 2009. Product liability expense was approximately $0.5 million of income (of which approximately $2.3 million of income was recorded in COGS, and approximately $1.8 million of expense was recorded in selling, general and administrative expense, net) and $0.8 million of expense (of which approximately $1.5 million of income was recorded in COGS, and approximately $2.3 million of expense was recorded in selling, general and administrative expense, net) for 2010 and 2009, respectively.

In the C-HVAC segment, COGS for 2010 was approximately $285.7 million, or 78.8% of the segment's net sales, as compared to approximately $283.2 million, or 71.2% of the segment's net sales, for 2009. In the C-HVAC segment, material costs for 2010 were approximately $153.8 million, or 42.4% of the segment's net sales, as compared to approximately $150.5 million, or 37.8% of the segment's net sales, for 2009. In the C-HVAC segment, overhead and other costs, including freight, for 2010 were approximately $79.2 million, or 21.9% of the segment's net sales, as compared to approximately $81.2 million, or 20.4% of the segment's net sales, for 2009. Direct labor costs in this segment are generally higher as a percentage of net sales than our other segments and were approximately 14.5% and 13.0% for 2010 and 2009, respectively. The increase in COGS as a percentage of net sales for 2010 primarily reflects lower sales prices and an increase in material costs as a percentage of net sales resulting from higher prices related to the purchases of steel, copper and aluminum. The increase in COGS as a percentage of net sales for 2010 also reflects the effect of approximately $3.9 million of net sales recognized as revenue upon the resolution and collection of retainage in the first quarter of 2009 without any associated costs or expenses. The increase in direct labor as a percentage of net sales is due, in part, to lower sales prices and lower production efficiencies. The increase in overhead costs as a percentage of net sales for 2010 is primarily due to a decrease in sales volume and lower sales prices without a proportionate decrease in overhead costs. In the C-HVAC segment, COGS for 2010 also includes an increase of approximately $6.3 million related to the effect of changes in foreign currency exchange rates.

Selling, General and Administrative Expense, Net.  Consolidated SG&A was approximately $399.9 million for 2010 as compared to approximately $381.1 million for 2009. SG&A as a percentage of net sales remained unchanged at approximately 21.1% for 2010 and 2009. SG&A for 2010 reflects (1) approximately $4.3 million of severance and other charges related to the closure of certain facilities in the TECH segment, (2) an increase of approximately $2.9 million related to the effect of changes in foreign currency exchange rates, (3) non-cash share-based compensation expense of approximately $2.8 million, (4) a gain of approximately $2.7 million relating to the reversal of a portion of a loss contingency reserve provided in prior periods, (5) approximately $2.2 million of fees and expenses associated with the acquisition of Ergotron, and (6) an increase of approximately $1.9 million related to an acquisition within the TECH segment during the third quarter of 2010.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

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

Goodwill Impairment Charge.  During 2009, we recorded an approximate $284.0 million non-cash impairment charge to reduce the carrying amount of the TECH reporting unit's goodwill to the estimated fair value based upon the results of our goodwill impairment testing. See Note 4, “Summary of Significant Accounting Policies”, to the consolidated financial statements included elsewhere in this report.

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

Operating earnings for 2010 includes, among others,

(1)
approximately $27.8 million (of which approximately $8.6 million relates to the change in non- cash charges related to the amortization of fair value allocated to inventory) of increased depreciation and amortization expense related primarily to the effect of fair value adjustments to inventory, property and equipment, and intangible assets as a result of the application of fresh-start accounting in December 2009,

(2)	approximately $4.5 million of severance and other charges related to the closure of certain facilities within the TECH segment,

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
December 31, 2011

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

In the RVP segment, operating earnings for 2010 were approximately $56.1 million as compared to approximately $54.0 million for 2009. The increase in the RVP segment's operating earnings for 2010 is primarily the result of increased sales volume in the segment's North American business and a decrease in material and overhead costs as a percentage of net sales.

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

In the R-HVAC segment, operating earnings for 2010 were approximately $23.6 million as compared to approximately $15.2 million for 2009. The increase in the R-HVAC segment's operating earnings for 2010 is primarily a result of an increase in sales volume and to a lesser extent, a decrease in overhead and other costs as a percentage of net sales, partially offset by an increase in material costs as a percentage of net sales. Operating earnings for 2010 for the R-HVAC segment also includes (1) approximately $4.6 million (of which approximately $0.5 million relates to the increase in non-cash charges related to the amortization of fair value allocated to inventory) of increased depreciation and amortization expense related primarily to the effect of fair value adjustments to inventory, property and equipment, and intangible assets as a result of the application of fresh-start accounting in December 2009 and (2) a decrease in product liability expense of approximately $1.3 million as compared to 2009.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

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

Interest Expense.  Interest expense decreased approximately $43.5 million, or approximately 31.2%, during 2010 as compared to 2009. This decrease is primarily due to a substantial reduction in total outstanding indebtedness as a result of the cancellation of our 10% Senior Secured Notes due 2013, 8 1/2% Senior Subordinated Notes due 2014 and 9 7/8% Senior Subordinated Notes due 2011 in connection with our bankruptcy proceedings under Chapter 11, partially offset by the effect of higher interest rates under our $300.0 million asset-based revolving credit facility (the “ABL Facility”) and from the issuance of our 11% Senior Secured Notes due 2013 (the “11% Notes”) in conjunction with our reorganization under Chapter 11 during 2009. The decrease in interest expense was also offset by interest expense from the issuance of our 10% Notes on November 23, 2010.

Gain on Reorganization Items, net.  In conjunction with our emergence from bankruptcy in 2009, we recorded a pre-tax gain on reorganization items, net of approximately $619.1 million related to our reorganization proceedings and the impact of adopting fresh-start accounting. A summary of this restated net pre-tax gain for the period ended December 19, 2009 is as follows (amounts in millions):

Pre-tax reorganization items:
Gain on settlement of liabilities subject to compromise	$539.9
Elimination of Predecessor deferred debt expense and debt discount	(33.9)
Elimination of deferred debt expense related to the Predecessor ABL Facility	(8.7)
497.3
Post-petition professional fees and other reorganization costs	(9.2)
488.1
Non-cash pre-tax fresh-start accounting adjustments	131.0
Pre-tax gain on Reorganization Items, net	$619.1

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

(Benefit) Provision for Income Taxes. The benefit from income taxes for 2010 was approximately $11.6 million as compared to a provision for income taxes of approximately $83.6 million for 2009. The effective income tax rate of a benefit of approximately 46.4% for 2010 differs from the expected United States federal statutory rate of a benefit of 35% principally as a result of a tax benefit for capitalized research and development costs and a decrease in FIN 48 reserves, including interest, partially offset by an increase in the valuation allowances on certain foreign entities, nondeductible expenses and the effect of foreign operations. In connection with the filing of our U.S. federal tax return for the period ended December 17, 2009 in the third quarter of 2010, we made an election to capitalize for tax purposes research and development costs. This election resulted in the creation of a deferred tax asset that will be amortized over a 10 year period. As a result of this election, we recorded a deferred tax benefit of approximately $10.9 million, including a state tax benefit of approximately $1.0 million, in 2010. The effective income tax rate of approximately 30.3% for 2009 differs from the expected United States federal statutory rate of 35% principally as a result of the exclusion, from taxable income, of income related to the discharge of indebtedness, and the reversal of prior period valuation allowances against income recognized as a result of fresh-start accounting adjustments, offset by the non-deductibility of goodwill impairment charges.

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

Liquidity and Capital Resources

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments and debt repayments. Our principal sources of liquidity are cash flows from operations, existing unrestricted cash and cash equivalents, and the use of borrowings under our ABL Facility. The indentures related to our 10% Notes and 8.5% Notes, the credit agreements governing our ABL Facility and Term Loan Facility, and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions. See Note 8, “Notes, Mortgage Notes and Obligations Payable” to the consolidated financial statements included elsewhere in this report and “Debt Covenant Compliance” below.

We believe that our unrestricted cash and cash equivalents as of December 31, 2011, our estimated cash flows from our subsidiaries and borrowings available under our ABL Facility will be sufficient to fund our operations, anticipated capital expenditures and debt repayment obligations through at least the next twelve months based on our current operating plan.

We believe that our primary long-term capital requirements relate to servicing and repaying our indebtedness. At December 31, 2011, we had aggregate principal amount outstanding of $250.0 million under the 10% Notes, $500.0 million in aggregate principal amount outstanding under the 8.5% Notes (excluding approximately $6.9 million of unamortized debt discount), $347.4 million in aggregate principal amount outstanding under the Term Loan Facility (excluding approximately $7.5 million of unamortized debt discount) and approximately $42.0 million (of which $25.0 million was repaid during the first quarter of 2012) under the ABL Facility. We will be required to repay amounts outstanding under the ABL Facility in 2015, under our 10% Notes in 2018 and under our 8.5% Notes in 2021. We will be required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the Term Loan Facility, with the balance due in 2017. In addition, we are currently obligated to make periodic interest payments under the 8.5% Notes, the 10% Notes, the Term Loan Facility and the ABL Facility, as well as make periodic interest and principal payments relating to other indebtedness of our subsidiaries. See “-Contractual Obligations” below for detail on our payment obligations under our indebtedness.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash in the future will be dependent upon, among other things, the performance of our operating segments, and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our ability to repay our outstanding indebtedness will also depend on our ability to access the capital markets in order to refinance all amounts outstanding under the 10% Notes, the 8.5% Notes, the ABL Facility and the Term Loan Facility as we do not anticipate generating sufficient cash flow from operations to repay such amounts in full. There can be no assurance that funds will be available to us in the capital markets, together with cash generated from operations, in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Additionally, there can be no assurance that we will be able to refinance any of our indebtedness, including the 10% Notes, the 8.5% Notes, the ABL Facility and the Term Loan Facility, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. There can be no assurance that any such actions, if necessary, could be effected on commercially reasonable terms or at all.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

Second Quarter 2011 Debt Transactions

On April 26, 2011, we successfully completed the private placement of $500.0 million in aggregate principal amount of the 8.5% Notes and also entered into the Term Loan Facility. Under the Term Loan Facility, we borrowed $350.0 million aggregate principal under at a 5.25% interest rate, which resulted in net proceeds of approximately $348.2 million, after deducting an original issue discount of approximately $1.8 million. We received approximately $827.3 million of net proceeds in connection with the issuance of the 8.5% Notes and Term Loan Facility, after deducting approximately $20.9 million of underwriting commissions and legal, accounting and other expenses incurred. As discussed further below, we used approximately $825.0 million of these net proceeds to repurchase or redeem all of the 11% Notes, which included approximately $753.3 million of aggregate outstanding principal balance, approximately $37.8 million of tender and redemption premiums and approximately $33.9 million of accrued but unpaid interest as of the redemption dates. Net cash from these debt transactions of approximately $2.3 million was retained by us for general corporate purposes.

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

As certain holders of the new 8.5% Notes and Term Loan Facility had previously held the 11% Notes up to the time of their repurchase or redemption, we determined in accordance with Accounting Standards Codification 470-50, "Debt Modifications and Extinguishments" (“ASC 470-50”) that, of the total approximately $60.5 million of original issue discounts, underwriting commissions, legal, accounting and other expenses and tender and redemption premiums, approximately $33.8 million should be recorded as a loss on debt retirement and that approximately $11.2 million and $15.5 million should be recorded as deferred debt expense and debt discount, respectively, and amortized over the lives of the respective debt instruments. The deferred debt expense of approximately $11.2 million was allocated to the 8.5% Notes and the Term Loan Facility in the amounts of approximately $6.3 million and approximately $4.9 million, respectively. The debt discount of approximately $15.5 million was allocated to the 8.5% Notes and the Term Loan Facility in the amounts of approximately $7.2 million and approximately $8.3 million, respectively.

Based on the initial interest rate of 5.25% for the Term Loan Facility, we expect that our annual cash interest costs will be reduced by approximately $22.0 million as a result of the debt transactions described above. Approximately $82.9 million of annual cash interest related to the 11% Notes was eliminated and replaced by approximately $60.9 million of annual cash interest related to the 8.5% Notes and the Term Loan Facility.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

Cash Flows

Net cash provided by operating activities increased by approximately $34.0 million from approximately $46.9 million for 2010 to approximately $80.9 million for 2011. This change was primarily the result of a decrease in working capital needs of approximately $30.8 million, partially offset by a decrease in net earnings (after the exclusion of non-cash items, including loss from debt retirement of approximately $33.8 million) of approximately $4.5 million.

Net cash used in investing activities decreased approximately $247.7 million from approximately $303.4 million for 2010 to approximately $55.7 million for 2011.  This decrease was primarily the result of a decrease in net cash paid for businesses acquired of approximately $254.3 million, partially offset by an investment in a joint venture of approximately $5.3 million and an increase in capital expenditures of approximately $1.3 million. Capital expenditures were approximately $21.1 million for 2011 as compared to approximately $19.8 million for 2010.  Capital expenditures are expected to be between approximately $30 million and $35 million in 2012.

Net cash from financing activities decreased by approximately $249.3 million from net cash provided by financing activities of approximately $224.6 million for 2010 to net cash used in financing activities of approximately $24.7 million for 2011.  This change is primarily the result of borrowings, net of issuance costs, under the 10% Notes in 2010 of approximately $240.5 million compared to borrowings, net of issuance costs, in conjunction with the second quarter 2011 debt transactions as noted above of approximately $35.3 million. Additionally, a net decrease in borrowings of approximately $41.5 million contributed to the overall change in net cash from financing activities between 2010 and 2011.

As discussed earlier, we generally use cash flows from operations, and where necessary borrowings, to finance our capital expenditures and strategic acquisitions, to meet the service requirements of existing indebtedness and for working capital and other general corporate purposes.

Outstanding Indebtedness

We had consolidated debt at December 31, 2011 of approximately $1,144.5 million consisting of the following:

(Amounts in millions)
8.5% Notes, net of discount	$493.1
Term Loan Facility, net of discount	339.9
10% Notes	250.0
ABL Facility	42.0
Long-term notes, mortgage notes and other indebtedness, net	18.2
Short-term bank obligations	1.3
$1,144.5

During 2011, our net debt increased approximately $24.9 million resulting primarily from the second quarter 2011 debt transactions as noted previously, which resulted in a net increase in outstanding borrowings of approximately $81.2 million, partially offset by a net decrease in borrowings under our ABL Facility of approximately $43.0 million, quarterly payments related to the Term Loan Facility of approximately $2.6 million and net payments relating to subsidiary debt of approximately $11.9 million.  The remaining increase of approximately $1.2 million relates to the effect of changes in foreign currency exchange rates and debt discount amortization. Our debt to equity ratio increased from approximately 7.1:1 at December 31, 2010 to approximately 14.2:1 at December 31, 2011 primarily as a result of the net increase in indebtedness as noted above and a decrease in stockholders' investment, primarily related to the net loss for 2011. On February 3, 2012, we voluntarily repaid $25.0 million of outstanding borrowings under our ABL Facility and, accordingly, we have classified such amount as current maturities of long-term debt in the accompanying consolidated balance sheet as of December 31, 2011.

At December 31, 2010, our subsidiary, Best, was not in compliance with certain maintenance covenants with respect to one of its loan agreements with borrowings outstanding of approximately $1.4 million. As a result, we reclassified the long-term portion of outstanding borrowings under this agreement of approximately $0.6 million as a current liability on our consolidated balance

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

sheet at December 31, 2010.  The lender did not take any action related to the covenant noncompliance at that time.  The next measurement date for the maintenance covenant was for the year ended December 31, 2011 and we believed it was probable that Best would not be in compliance with such covenants at such time. In the event this lender accelerated this loan, additional indebtedness of Best under a different loan agreement with borrowings outstanding of approximately $1.7 million at December 31, 2010 could have also become immediately due and payable if such cross-default was not waived. As a result, we also reclassified the long-term portion of this additional indebtedness of approximately $0.9 million as a current liability on our consolidated balance sheet at December 31, 2010. The remaining amounts outstanding under these debt agreements of approximately $1.4 million at December 31, 2011 are due in 2012 and are classified as current maturities of long-term debt at December 31, 2011.

Contractual Obligations

The following is a summary of our estimated future cash obligations at December 31, 2011, including those of our subsidiaries, under debt obligations (excluding approximately $16.3 million in debt discount), interest expense (based upon interest rates in effect at the time of the preparation of this summary), capital lease obligations, minimum annual rental obligations primarily for non-cancelable lease obligations (operating leases), acquisition agreements, purchase obligations, other long-term liabilities and other obligations. Debt and interest payments in the table below reflect the financing transactions during 2011 as previously described. Also, see Note 8, “Notes, Mortgage Notes and Obligations Payable”, and Note 11, “Commitments and Contingencies”, to the consolidated financial statements included elsewhere in this report:

	Payments Due by Period
	2012	2013 & 2014	2015 & 2016	2017 & Thereafter	Total
	(Amounts in millions)
Notes, mortgage notes and obligations payable (1)	$30.4	$7.6	$24.6	$1,086.0	$1,148.6
Interest payments (2) (3) (4)	89.0	177.8	174.7	239.2	680.7
Capital lease obligations	2.1	6.7	1.9	0.2	10.9
Operating lease obligations	21.5	30.2	13.5	12.5	77.7
Other purchase obligations	8.0	—	—	—	8.0
Other liabilities (5) (6) (7) (8)	23.8	19.0	4.2	8.9	55.9
Total	$174.8	$241.3	$218.9	$1,346.8	$1,981.8

(1)	Excludes notes payable and other short-term obligations of approximately $1.3 million.

(2)	Based upon interest rates in effect at December 31, 2011.

(3)	Subsidiary debt used for working capital purposes such as lines of credit are estimated to continue through December 31, 2018 in the above table.

(4)	Includes interest payments on the ABL Facility which are estimated to continue through 2015 in the above table.

(5)
Includes pension, profit sharing and other post-retirement benefits. Additionally, this table does not include the long-term contractual obligations associated with our defined benefit and other post-retirement benefit plans of approximately $55.8 million at December 31, 2011. See Note 10, “Pension, Profit Sharing and Other Post-Retirement Benefits”, to the consolidated financial statements included elsewhere in this report.

(6)	Includes severance payments of approximately $7.9 million related to the retirement of a Company executive.

(7)
Includes severance payments of approximately $11.4 million , of which approximately $8.2 million is recorded in other-long term liabilities, related to the restructuring of our subsidiary, Best, in the RVP segment.

(8)
Other long-term liabilities, such as unrecognized tax benefits, product liability and warranty reserves, have been excluded from the table due to the uncertainty of the timing, and amount, of payments.

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

Adequacy of Liquidity Sources

At December 31, 2011, we had approximately $58.2 million of unrestricted cash and cash equivalents to fund our cash flow needs for 2012. At December 31, 2011, the Company has not provided United States income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $37.3 million, as those amounts are considered indefinitely invested.

During 2012, we expect that it is reasonably likely that the following major cash requirements will occur as compared to 2011:

	For the Year Ended December 31,
	2012	2011
	(Amounts in millions)
Interest payments, net	$89.0	$96.8
Principal payments, net	30.4	138.3
Capital lease obligations	2.1	2.0
Completed acquisitions and contingent earn out payments	—	30.9
Capital expenditures	30.0	21.1
Operating lease and other rental payments	28.7	31.2
Defined benefit pension plan and other post-retirement benefit plan contributions	12.7	8.0
Severance payments (1)	11.1	3.9

(1)
For 2012, includes severance payments of approximately $7.9 million related to the retirement of a Company executive and approximately $3.2 million of severance payments related to the restructuring of our subsidiary, Best, in the RVP segment.

In addition, cash requirements for income tax payments will be dependent on our level of earnings. In 2011, we had net income tax refunds of approximately $4.6 million.

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of March 23, 2012, we had approximately $17.0 million in outstanding borrowings and approximately $14.3 million in outstanding letters of credit under the ABL Facility and, based on the borrowing base calculations as of February 2012, at March 23, 2012, we had excess availability of approximately $223.4 million under the ABL Facility and approximately $185.2 million of excess availability before triggering the cash deposit requirements as discussed further below.

As noted previously, the indenture and other agreements governing our indebtedness and the indebtedness of our subsidiaries, contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.  As of December 31, 2011, we had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $25.0 million.

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

Working Capital

Our working capital and current ratio decreased from approximately $330.5 million and 1.9:1 at December 31, 2010 to approximately $317.5 million and 1.8:1 at December 31, 2011.  The decrease in working capital is primarily the result of an increase in current maturities of long-term debt due to the voluntary repayment of $25.0 million in outstanding borrowings under the ABL Facility in February 2012. The effect of changes in other working capital accounts as described further below also contributed to the overall decrease in working capital in 2011 as compared to 2010.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents increased from approximately $57.7 million at December 31, 2010 to approximately $58.2 million at December 31, 2011.  We have classified as restricted, in the accompanying consolidated balance sheet, certain cash and cash equivalents that are not fully available for use in our operations.  At December 31, 2011, approximately $2.3 million (of which approximately $2.2 million is included in long-term assets) of cash and cash equivalents was held primarily as collateral to fund certain benefit obligations relating to supplemental executive retirement plans.

Accounts receivable, less allowances, decreased approximately $6.9 million, or approximately 2.5%, between December 31, 2010 and 2011, while net sales increased approximately $72.4 million, or approximately 15.6%, in the fourth quarter of 2011 as compared to the fourth quarter of 2010.  Accounts receivable at December 31, 2010 included approximately $22.1 million of accounts receivable related to Ergotron. As Ergotron was accounted for as if it had been acquired on December 31, 2010, no net sales were included in the fourth quarter of 2010. Excluding the effect of Ergotron, net sales in the fourth quarter of 2011 increased approximately $20.6 million, or 4.5%, as compared to the fourth quarter of 2010. The change in accounts receivable includes a decrease of approximately $1.3 million related to the effect of changes in foreign currency exchange rates and an increase of approximately $2.5 million related to acquisitions made in 2011. Excluding the effect of changes in foreign currency exchange rates and acquisitions made in 2011, accounts receivable decreased approximately $8.1 million between December 31, 2010 and 2011. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period.  Accounts receivable from customers related to foreign operations decreased by approximately $10.6 million, or approximately 12.8%, between December 31, 2010 and 2011.

Inventories decreased approximately $9.3 million, or approximately 3.0%, between December 31, 2010 and 2011. The change in inventories includes a reduction of approximately $7.9 million related to non-cash amortization of the fair value of inventories, a decrease of approximately $0.9 million related to the effect of changes in foreign currency exchange rates and an increase of approximately $2.8 million related to acquisitions made in 2011. Excluding the effect of non-cash amortization, changes in foreign currency exchange rates and acquisitions, inventories decreased approximately $3.3 million between December 31, 2010 and 2011 and primarily relates to decreased purchases in the TECH and R-HVAC segments, partially offset by increased purchases in the C-HVAC segment.

Tax claims receivable decreased approximately $8.4 million, or 45.4%, between December 31, 2010 and 2011, primarily due to the net effect of U.S. federal tax refunds received of approximately $12.2 million, offset by additional receivables booked for Ergotron and various foreign sales tax and VAT receivables. A portion of the refunds received in 2011 was remitted as part of the purchase price of Ergotron.

Accounts payable decreased approximately $14.9 million, or 8.5%, between December 31, 2010 and 2011 primarily due to decreases in the RVP, TECH and R-HVAC segments related to decreased purchases, partially offset by increases in the C-HVAC segment related to increased purchasing in anticipation of higher sales levels in the first quarter of 2012.  The change in accounts payable at December 31, 2011 also reflects a decrease of approximately $0.8 million related to the effect of changes in foreign currency exchange rates and an increase of approximately $1.7 million related to acquisitions made in 2011.

Accrued expenses and taxes, net increased approximately $15.8 million, or approximately 8.2%, between December 31, 2010 and 2011 primarily as a result of an increase in accrued severance related to the retirement of a Company executive and restructuring activity at our subsidiary, Best, in the RVP segment.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

Changes in certain working capital accounts, as noted above, between 2010 and 2011, differ from the changes reflected in our consolidated statement of cash flows for such period as a result of non-cash items, including among others, the effect of changes in foreign currency exchange rates.

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

Additionally, pursuant to the terms of the ABL Facility, we will be required to deposit cash daily from our material deposit accounts (including all concentration accounts) into collection accounts maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit, if (i) excess availability (as defined in the ABL Facility) falls below the greater of $35.0 million or 15% of the borrowing base or (ii) an event of default has occurred and is continuing. In addition, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.1 to 1.0. The ABL Facility also restricts our ability to prepay our other indebtedness, including the 10% Notes, the 8.5% Notes and the Term Loan Facility, or designate any other indebtedness as senior debt.

In addition, the indentures that govern our 8.5% Notes and 10% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indentures governing our 8.5% Notes and 10% Notes and the credit agreement that governs the Term Loan Facility also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined by the 8.5% Notes, 10% Notes and Term Loan Facility) for such trailing four quarter period. As of December 31, 2011, under the 8.5% Notes, the FCCR was approximately 2.25 to 1.0.

A breach of the covenants under the indentures that govern our 8.5% Notes and 10% Notes or the credit agreements that govern the ABL Facility and Term Loan Facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the ABL Facility would permit the lenders under the ABL Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our ABL Facility or Term Loan Facility, the lenders to the ABL Facility or the Term Loan Facility, respectively, could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we cannot provide assurance that we and our subsidiaries would have sufficient assets to repay such indebtedness.

As of December 31, 2011, we were in compliance with all covenants under the indentures that govern the 8.5% Notes and 10% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

Consolidated Cash Flow and Adjusted Consolidated Cash Flow

Consolidated Cash Flow (“CCF”) represents net earnings (loss) before interest, income taxes, depreciation, amortization, loss from debt retirement and the effects of the Reorganization, including the effects of fresh-start accounting. ACCF is defined as CCF further adjusted to exclude certain cash and non-cash, non-recurring items. CCF and ACCF are not defined terms under GAAP. Neither CCF nor ACCF should be considered an alternative to operating income or net earnings (loss) as a measure of operating results. There are material limitations associated with making the adjustments to our earnings to calculate CCF and ACCF and using these non-GAAP financial measures as compared to the most directly comparable GAAP financial measures. For instance, CCF and ACCF do not include:

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

The following table reconciles net (loss) earnings to CCF and ACCF for the fourth quarter of 2011 and 2010, as well as, the trailing four quarters ended December 31, 2011 and 2010:

	Fourth Quarter Ended December 31,		Trailing Four Quarters Ended December 31,
	2011	2010	2011	2010
	(Amounts in millions)
Net loss (a)	$(0.8)	$(10.1)	$(55.9)	$(13.4)
Provision (benefit) from income taxes	2.6	(3.1)	(20.3)	(11.6)
Loss from debt retirement	—	—	33.8	—
Interest expense	24.6	25.8	105.6	95.7
Investment income	—	—	(0.1)	(0.1)
Depreciation and amortization expense	22.1	19.0	93.9	91.7
Consolidated Cash Flow	$48.5	$31.6	$157.0	$162.3
Investment income	—	—	0.1	0.1
Non-recurring losses (gains) (b)	—	—	8.3	(3.0)
Acquisition fees and expenses	—	2.4	0.9	2.4
(Gain) loss on sale of assets	1.4	—	1.4	—
Stock Option Expense	0.2	0.9	0.6	2.8
Net foreign exchange losses (gains) (c)	0.1	0.1	1.2	(0.3)
Restructuring (d)	13.6	3.2	19.6	5.2

Gross run-rate cost savings & synergies (e)	5.0	—	24.3	4.2
Run-rate adjustment (f)	—	—	(5.1)	(4.2)
Pro-forma effect of acquisitions and dispositions (g)	0.2	9.0	2.5	39.6
Adjusted Consolidated Cash Flow	$69.0	$47.2	$210.8	$209.1

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

(a)
As noted earlier in this section, net loss has been impacted by the following (increases) decreases in pre-tax earnings for each period as compared to the prior comparable period, in addition to the items in the table above, for the respective periods shown above:

	(Increase) Decrease in Net Loss
	Fourth Quarter Ended December 31,		Trailing Four Quarters Ended December 31,
	2011	2010	2011	2010
	(Amounts in millions)
Product liability reserve change:
RVP segment	$(7.9)	$(4.9)	$(8.2)	$(2.1)
Product liability expense in the RVP segment for 2011, 2010 and 2009 was approximately $4.7 million, $12.9 million and $15.0 million, respectively. For the fourth quarters ended December 31, 2011, 2010 and 2009, product liability (income) expense in the RVP segment was approximately $(7.2) million, $0.7 million and $5.6 million, respectively.

R-HVAC segment	1.8	(0.9)	1.7	(1.3)
Product liability expense (income) in the R-HVAC segment for 2011, 2010 and 2009 was approximately $1.2 million, $(0.5) million and $0.8 million, respectively. For the fourth quarters ended December 31, 2011, 2010 and 2009, product liability income in the R-HVAC segment was approximately $0.0 million, $1.8 million and $0.9 million, respectively.

Product recall costs within the RVP segment	(1.7)	1.9	(1.7)	1.9
Product recall costs for the fourth quarters and years ended December 31, 2011, 2010 and 2009 were approximately $0.2 million, $1.9 million, and $0.0 million, respectively.
Foreign exchange transaction (gains) and losses	0.1	(1.8)	3.2	(4.3)
Transaction related foreign exchange losses (other than intercompany debt not indefinitely invested in subsidiaries) for 2011, 2010 and 2009 were approximately $4.2 million, $1.0 million, and $5.3 million, respectively, and for the fourth quarters ended December 31, 2011, 2010 and 2009 were approximately $0.6 million, $0.5 million and $2.3 million, respectively.

Additional warranty expense within the TECH segment relating to a certain customer	—	—	4.9	—
Reduction of warranty reserves relating to a change in estimate of expected warranty claims within RVP and C-HVAC	—	—	—	(4.8)
Reversal of a portion of loss contingency provided in prior years	—	(2.7)	—	(2.7)
CEO transition expenses	0.8	—	0.8	—
Outside consulting fees related to strategic reviews	1.4	—	1.4	—

(b)
Amounts relate to non-recurring gains or losses, as defined in the indenture governing the 8.5% Notes. For 2011, includes, severance expense of approximately $8.7 million related to the retirement of a Company executive, and (2) accretion of approximately $0.4 million to record leasehold fair value adjustments. For 2010, includes, among other items, a gain of approximately $3.0 million related to the reversal of a loss contingency reserve that was previously provided in 2009 related to one of our subsidiaries in our TECH segment.

(c)	Non-cash foreign exchange losses (gains) related to intercompany debt not indefinitely invested in our subsidiaries.

(d)	Includes severance charges associated with reduction in workforce initiatives and charges related to the closure of certain of our facilities.

(e)
Relates to the gross amount of run-rate cost savings and synergies, as defined in the indenture governing the 8.5% Notes, relating primarily to Best in the RVP segment. Such amounts are estimates of future cost savings and synergies resulting from actions taken in 2011, however there can be no assurance that these cost savings and synergies will be realized in the future in the amounts estimated, or at all.

(f)
Per the indenture governing the 8.5% Notes, the amount of run-rate synergies taken within any trailing four quarter period shall not exceed 10% of adjusted consolidated cash flow, as defined, prior to giving effect to such run-rate synergies.

(g)
Includes the pro-forma effect of our acquisitions of Ergotron, Luxor and TV One as if each acquisition had occurred on the first day of the four-quarter reference period, and the pro-forma effect of our disposition of Litetouch (sold on February 17, 2012) as if the disposition had occurred on the first day of the four-quarter reference period.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

As noted previously, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.1 to 1.0. At December 31, 2011, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility was approximately $188.0 million (based upon the November 2011 borrowing base calculation), which exceeded $30.0 million and 12.5% of the borrowing base. Our FCCR under the ABL Facility at December 31, 2011 was 1.48 to 1.0. Similar to the 8.5% Notes, the FCCR under the ABL Facility is the ratio of the ACCF to Fixed Charges; however, in addition to other differences, the ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at December 31, 2011 was approximately $157.7 million.

Risks and Uncertainties

In the fourth quarter of 2009, two of our subsidiaries in the TECH segment began shipping security products to a new customer under an agreement to manufacture and sell these security products. Under this agreement, we recognized net sales of approximately $98.1 million and $52.1 million during 2011 and 2010, respectively. The agreement includes payment terms which are extended beyond the subsidiaries' normal payment terms. We have determined that cash basis accounting treatment is appropriate for revenue recognition under this agreement. Accordingly, we have deferred revenue recognition on approximately $6.3 million and $9.2 million of net sales at December 31, 2011 and 2010, respectively, and recorded the cost basis of related inventory shipped of approximately $4.8 million and $6.5 million at December 31, 2011 and 2010, respectively, in other current assets in the accompanying consolidated balance sheet. In addition, included in inventory is approximately $3.5 million and $6.1 million at December 31, 2011 and 2010, respectively, of inventory related to this customer. As only limited cash collection history was available in periods prior to December 31, 2009, we recorded loss contingency reserves of approximately $3.0 million against cost of products sold in 2009. Based on collection experience with this customer throughout 2010, we believed that we would be able to recover all revenue on the inventories shipped to this customer. Based on this, in the third quarter of 2010, we reversed the $3.0 million loss contingency reserve that was previously provided against cost of products sold in 2009.

During the fourth quarter of 2011, the customer made approximately $13.3 million of delinquent payments that were scheduled to be received in the third quarter of 2011. In the fourth quarter, the customer notified us of a product recall issue related to certain products that we provided to the customer who in turn sold such products to third parties. We have agreed to reimburse the customer approximately $4.5 million for the cost of this recall, and this amount was charged to earnings in 2011. We made approximately $4.2 million in progress payments to the customer for the product recall in the fourth quarter of 2011, including approximately $1.3 million which was withheld by the customer from a payment made in December. As of December 31, 2011, the customer owed us $6.3 million, substantially all of which was received in the first quarter of 2012. In the first quarter of 2012, our subsidiaries entered into an amended agreement with this customer to manufacture and sell products through December 31, 2012. We expect to sell approximately $40 million to $50 million of security products during 2012 to this customer. We will work towards maintaining a longer ongoing relationship beyond 2012, but we cannot offer any assurance that we will be successful. We will continue to closely monitor the situation with this customer. As we record revenue on the cash basis of accounting for this customer, the failure to receive scheduled payments in the future would result in a corresponding reduction to our revenue and cost of goods sold.

Inflation, Trends and General Considerations

From time to time, we have evaluated and expect to continue to evaluate possible acquisition transactions and the possible dispositions of certain of our businesses, and at any given time we may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

The demand for our products is seasonal, particularly in the Northeast and Midwest regions of the United States where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. Our lower sales levels usually occur during the first and fourth quarters. Since a high percentage of our manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. In addition, the demand for cash to fund the working capital needs of our subsidiaries is greater from late in the first quarter until early in the fourth quarter.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

We are subject to the effects of changing prices and the impact of inflation which could have a significant adverse effect on our results of operations. In some circumstances, market conditions or customer expectations may prevent us from increasing the prices of our products to offset the inflationary pressures that may increase costs in the future. Continued strategic sourcing initiatives and other cost reduction measures help mitigate fluctuations in such costs, including commodity and freight costs. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Industry Overview".

As of December 31, 2011 and 2010, approximately 6.5% and 5.3%, respectively, of our workforce was subject to various collective bargaining agreements.

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

Market Risk

As discussed more specifically below, we are exposed to market risks related to changes in interest rates, foreign currencies and commodity pricing. We do not use derivative financial instruments, except on a limited basis, to periodically mitigate certain economic exposures. We do not enter into derivative financial instruments or other financial instruments for trading purposes.

A.Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities. In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments and marketable securities. Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less. At December 31, 2011 and 2010, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At December 31, 2011 and 2010, approximately 66.3% and 91.8%, respectively, of the carrying value of our long-term debt was at fixed interest rates. The remaining portion of our long-term debt was at variable interest rates. Based upon interest rates in effect at December 31, 2011, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $3.9 million.

See the table set forth in item D (Long-term Debt) below and Note 8, “Notes, Mortgage Notes and Obligations Payable”, to the consolidated financial statements included elsewhere in this report for further disclosure of the terms of our debt.

B.Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar, the British Pound and Chinese Renminbi. In 2011 and 2010, the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations. The impact of changes in foreign currency exchange rates related to translation resulted in a decrease in stockholders’ investment of approximately $1.6 million for 2011, an increase in stockholders’ investment of approximately $1.6 million for 2010, an increase in stockholders’ investment of approximately $0.7 million for the 2009 Successor period and an increase in stockholders’ investment of approximately $8.0 million for the 2009 Predecessor period. The impact of changes in foreign currency exchange rates related to transactions resulted in an increase in foreign exchange losses recorded in SG&A of approximately $4.7 million for 2011 as compared to 2010 and resulted in a decrease in foreign exchange losses recorded in SG&A of approximately $3.9 million for 2010 as compared to 2009.

We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets,

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2011

including the use of strategic short and long-term borrowings at the foreign subsidiary level. Consistent with this strategy, notes payable and other short-term obligations at December 31, 2011 consist primarily of short-term borrowings by certain of our foreign subsidiaries. At December 31, 2011 and 2010, our net investment in foreign assets was approximately $147.9 million and $144.6 million, respectively. An overall unfavorable change in foreign exchange rates in effect at December 31, 2011 of 10% would result in a reduction in equity as a result of the impact on the cumulative translation adjustment of approximately $13.4 million. We generally do not enter into derivative financial instruments to manage foreign currency exposure.

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

We generally do not enter into derivative financial instruments to manage commodity-pricing exposure. At December 31, 2011 and 2010, we did not have any material outstanding commodity forward contracts.

D.Long-term Debt

The table that follows sets forth our long-term debt obligations (excluding approximately $16.3 million of debt discount), principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values. Less than 1% of our total long-term indebtedness is denominated in foreign currencies. The weighted average interest rates for variable rate debt are based on December 31, 2011 interest rates.

Long-term Debt:

	Scheduled Maturity			Weighted Average Interest Rate
Year-Ending	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
	(Dollar amounts in millions)
December 31, 2012	$2.1	$30.4	$32.5	7.2%	3.2%	3.5%
2013	4.7	3.8	8.5	6.4	5.1	5.8
2014	2.0	3.8	5.8	7.4	5.1	5.9
2015	1.8	20.8	22.6	7.5	3.3	3.7
2016	0.1	3.8	3.9	6.0	5.1	5.1
Thereafter	755.6	330.6	1,086.2	9.0	5.2	7.9
Total Long-term Debt at December 31, 2011 (1)	$766.3	$393.2	$1,159.5	9.0%	5.0%	7.6%
Fair Market Value of Long-term Debt at December 31, 2011 (2)	$676.3	$393.2	$1,069.5

(1)
Includes our 8.5% Notes with a total principal amount of approximately $500.0 million, our 10% Notes with a total principal amount of approximately $250.0 million, outstanding borrowings under our ABL Facility of approximately $42.0 million, and remaining outstanding borrowings under our Term Loan Facility of approximately $347.4 million.

(2)
We determined the fair market value of our 10% Senior Notes due 2018 and 8.5% Senior Notes due 2021 using available market quotes. For our remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and Term Loan Facility), we assumed that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and our estimated credit risk.

See “Liquidity and Capital Resources” and Note 8, “Notes, Mortgage Notes and Obligations Payable”, to the consolidated financial statements included elsewhere in this report for further information concerning our outstanding debt obligations.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

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

Disclosure Controls and Procedures

Nortek carried out an evaluation, under the supervision and with the participation of its management, including the Company's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of December 31, 2011. Based on that evaluation, the Company's President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

Nortek's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) for Nortek. Nortek's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, Nortek's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the report on Internal Control-Integrated Framework. Nortek's management has concluded that, as of December 31, 2011, its internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of Nortek's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Nortek's registered public accounting firm pursuant to the rules of the SEC that permit Nortek to provide only management's report in this annual report as a result of its non-accelerated filer status as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ending December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS.

See Election of Directors in the definitive Proxy Statement for the Company's 2012 Annual Meeting of Stockholders, incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

See Executive Compensation in the definitive Proxy Statement for the Company's 2012 Annual Meeting of Stockholders, incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

See Security Ownership of Certain Beneficial Owners and Management in the definitive Proxy Statement for the Company's 2012 Annual Meeting of Stockholders, incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Certain Relationships and Related Transactions in the definitive Proxy Statement for the Company's 2012 Annual Meeting of Stockholders, incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

See Independent Registered Public Accounting Firm in the definitive Proxy Statement for the Company's 2012 Annual Meeting of Stockholders, incorporated herein by reference.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

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

(c)	The exhibits are listed in the Exhibit Index, which is incorporated herein by reference

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2012.

NORTEK, INC.

/s/ Michael J. Clarke
Michael J. Clarke
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 29, 2012.

/s/ Michael J. Clarke	/s/ Jeffrey C. Bloomberg
Michael J. Clarke	Jeffrey C. Bloomberg
Chief Executive Officer and President	Director

/s/ Almon C. Hall	/s/ Joseph M. Cianciolo
Almon C. Hall	Joseph M. Cianciolo
Authorized Officer, Senior Vice President,	Director
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
J. David Smith
Director

NORTEK, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Consolidated Statements of Operations for the Successor years ended December 31, 2011 and 2010, the Successor period from December 20, 2009 to December 31, 2009 and the Predecessor period from January 1, 2009 to December 19, 2009
F- 2
Successor Consolidated Balance Sheets as of December 31, 2011 and 2010	F- 3
Consolidated Statements of Cash Flows for the Successor years ended December 31, 2011 and 2010, the Successor period from December 20, 2009 to December 31, 2009 and the Predecessor period from January 1, 2009 to December 19, 2009
F- 5
Consolidated Statements of Stockholders’ Investment (Deficit) for the Successor years ended December 31, 2011 and 2010, the Successor period from December 20, 2009 to December 31, 2009 and the Predecessor period from January 1, 2009 to December 19, 2009
F- 7
Notes to the Consolidated Financial Statements	F- 11
Report of Independent Registered Public Accounting Firm	F- 76

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Successor			Predecessor
	Jan. 1, 2011 -	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009
	(Amounts in millions, except shares and per share data)

Net Sales	$2,140.5	$1,899.3	$44.0	$1,763.9

Costs and Expenses:
Cost of products sold	1,567.8	1,391.8	35.2	1,266.0
Selling, general and administrative expense, net	464.8	399.9	8.5	372.6
Pre-petition reorganization items (Note 3)	—	—	—	22.5
Goodwill impairment charge (Note 4)	—	—	—	284.0
Amortization of intangible assets	44.8	37.0	1.5	22.2
	2,077.4	1,828.7	45.2	1,967.3
Operating earnings (loss)	63.1	70.6	(1.2)	(203.4)
Interest expense (contractual interest expense was approximately $145.9 million for the Predecessor period from January 1, 2009 to December 19, 2009, see Note 3)	(105.6)	(95.7)	(3.6)	(135.6)
Loss from debt retirement (Note 8)	(33.8)	—	—	—
Investment income	0.1	0.1	—	0.2
Loss before gain on reorganization items, net	(76.2)	(25.0)	(4.8)	(338.8)
Gain on reorganization items, net (Note 3)	—	—	—	619.1
(Loss) earnings before (benefit) provision for income taxes	(76.2)	(25.0)	(4.8)	280.3
(Benefit) provision for income taxes	(20.3)	(11.6)	(1.4)	85.0
Net (loss) earnings	$(55.9)	$(13.4)	$(3.4)	$195.3

Basic (Loss) Earnings per share	$(3.70)	$(0.89)	$(0.23)	$65,100.00

Diluted (Loss) Earnings per share	$(3.70)	$(0.89)	$(0.23)	$65,100.00

Weighted Average Common Shares:
Basic	15,122,976	15,000,000	15,000,000	3,000
Diluted	15,122,976	15,000,000	15,000,000	3,000

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	Successor
	December 31,
	2011	2010
	(Amounts in millions)
Assets
Current Assets:
Unrestricted cash and cash equivalents	$58.2	$57.7
Restricted cash	0.1	0.1
Accounts receivable, less allowances of $5.2 million and $4.9 million, respectively	273.9	280.8
Inventories:
Raw materials	90.9	92.9
Work in process	31.2	24.3
Finished goods	182.1	196.3
	304.2	313.5
Prepaid expenses	22.0	15.9
Other current assets	13.5	13.8
Tax refunds receivable	10.1	18.5
Prepaid income taxes	38.7	16.9
Total current assets	720.7	717.2

Property and Equipment, at Cost:
Land	18.0	18.2
Buildings and improvements	76.8	76.0
Machinery and equipment	198.0	185.4
	292.8	279.6
Less accumulated depreciation	81.6	44.1
Total property and equipment, net	211.2	235.5

Other Assets:
Goodwill	305.6	292.1
Intangible assets, less accumulated amortization of $83.0 million and $38.2 million, respectively	659.2	695.0
Deferred debt expense	20.2	12.2
Restricted investments and marketable securities	2.2	2.4
Other assets	20.8	16.7
	1,008.0	1,018.4
Total Assets	$1,939.9	$1,971.1

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Continued)

	Successor
	December 31,
	2011	2010
	(Amounts in millions, except shares data)
Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term obligations	$1.3	$8.6
Current maturities of long-term debt	32.1	7.7
Long-term debt (Note 8)	—	1.5
Accounts payable	160.8	175.7
Accrued expenses and taxes, net	209.0	193.2
Total current liabilities	403.2	386.7

Other Liabilities:
Deferred income taxes	137.4	152.7
Other	207.8	171.1
	345.2	323.8

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,111.1	1,101.8

Commitments and Contingencies (Note 11)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 15,204,189 shares issued and 15,000,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	0.1	0.1
Additional paid-in capital	176.9	174.7
Accumulated deficit	(72.7)	(16.8)
Accumulated other comprehensive (loss) income	(20.8)	0.8
Less: Treasury stock at cost, 74,950 shares at December 31, 2011	(3.1)	—
Total stockholders' investment	80.4	158.8
Total Liabilities and Stockholders' Investment	$1,939.9	$1,971.1

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Successor			Predecessor
	Jan. 1, 2011 -	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009
	(Amounts in millions)

Cash flows from operating activities:
Net (loss) earnings	$(55.9)	$(13.4)	$(3.4)	$195.3
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense	93.9	91.7	6.2	57.7
Non-cash interest expense, net	6.0	2.1	—	45.5
Gain on settlement of liabilities subject to compromise	—	—	—	(539.9)
Elimination of Predecessor deferred debt expense and debt discount	—	—	—	42.6
Non-cash fresh-start accounting adjustments	—	—	—	(131.0)
Non-cash goodwill impairment charge	—	—	—	284.0
Non-cash write-down of foreign subsidiaries	—	—	—	2.8
Loss from debt retirement	33.8	—	—	—
Non-cash share-based compensation expense	1.7	2.8	—	0.1
Loss (gain) on sale of property and equipment	1.0	(0.2)	—	—
Deferred federal income tax (benefit) provision	(20.8)	(18.8)	(1.3)	65.2
Changes in certain assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	7.5	(9.6)	13.4	(0.4)
Inventories	1.8	(23.4)	5.6	44.9
Prepaid and other current assets	(7.1)	2.8	3.9	(13.5)
Accounts payable	(15.8)	22.5	(13.1)	(12.5)
Accrued expenses and taxes	32.7	(4.0)	(3.7)	(14.0)
Long-term assets, liabilities and other, net	2.1	(5.6)	(0.8)	(5.4)
Total adjustments to net (loss) earnings	136.8	60.3	10.2	(173.9)
Net cash provided by operating activities	$80.9	$46.9	$6.8	$21.4

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

	Successor			Predecessor
	Jan. 1, 2011 -	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009
	(Amounts in millions)

Cash flows used in investing activities:
Capital expenditures	$(21.1)	$(19.8)	$(0.5)	$(17.9)
Net cash paid for businesses acquired	(30.9)	(285.2)	—	(14.1)
Investment in joint venture	(5.3)	—	—	—
Proceeds from the sale of property and equipment	1.3	0.4	—	2.2
Change in restricted cash and investments	0.2	1.2	0.6	(1.2)
Other, net	0.1	—	(0.2)	(2.9)
Net cash used in investing activities	$(55.7)	$(303.4)	$(0.1)	$(33.9)

Cash flows (used in) from financing activities:
Increase in borrowings	$82.8	$133.1	$0.3	$64.7
Payment of borrowings	(140.3)	(149.1)	(4.1)	(143.8)
Sale of the 8.5% Senior Notes due 2021	500.0	—	—	—
Net proceeds from borrowings under the Term Loan Facility	348.2	—	—	—
Redemption of the 11% Senior Secured Notes due 2013	(753.3)	—	—	—
Net proceeds from the sale of the 10% Senior Unsecured Notes due 2018	—	250.0	—	—
Fees paid in connection with debt facilities	(59.6)	(9.5)	—	(4.1)
Payment of minimum withholding taxes in connection with vesting of restricted stock	(2.7)	—	—	—
Other, net	0.2	0.1	—	0.2
Net cash (used in) provided by financing activities	(24.7)	224.6	(3.8)	(83.0)
Net change in unrestricted cash and cash equivalents	0.5	(31.9)	2.9	(95.5)
Unrestricted cash and cash equivalents at the beginning of the period	57.7	89.6	86.7	182.2
Unrestricted cash and cash equivalents at the end of the period	$58.2	$57.7	$89.6	$86.7

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT
For the Year Ended December 31, 2011

	Successor
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Comprehensive Loss
	(Amounts in millions)
Balance, December 31, 2010	$0.1	$174.7	$(16.8)	$0.8	$—	$—
Net loss	—	—	(55.9)	—	—	(55.9)
Other comprehensive loss:
Currency translation adjustment	—	—	—	(1.6)	—	(1.6)
Pension liability adjustment, net of a tax benefit of $10.1 million	—	—	—	(20.0)	—	(20.0)
Comprehensive loss						$(77.5)
175,261 shares of common stock issued upon vesting of restricted stock	—	—	—	—	—
28,928 shares of common stock issued upon exercise of stock options	—	0.5	—	—	—
74,950 shares of treasury stock acquired	—	—	—	—	(3.1)
Share-based compensation expense	—	1.7	—	—	—
Balance, December 31, 2011	$0.1	$176.9	$(72.7)	$(20.8)	$(3.1)

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

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ INVESTMENT (DEFICIT)
For the Period from January 1, 2009 to December 19, 2009

	Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Comprehensive Income
	(Amounts in millions)
Balance, December 31, 2008 — Predecessor	$—	$416.7	$(612.1)	$(24.4)	$—
Net earnings	—	—	195.3	—	195.3
Other comprehensive income:
Currency translation adjustment	—	—	—	8.0	8.0
Pension liability adjustment, net of tax provision of $1.8 million	—	—	—	4.8	4.8
Comprehensive income					$208.1
Share-based compensation expense	—	0.1	—	—
Elimination of historical equity	—	(416.8)	416.8	11.6
Balance, December 19, 2009 — Predecessor	—	—	—	—
Issuance of 15,000,000 shares of common stock in connection with the emergence from Chapter 11	0.1	171.9	—	—
Issuance of 789,474 warrants in connection with the emergence from Chapter 11	—	—	—	—
Balance, December 20, 2009 — Successor	$0.1	$171.9	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

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

On December 17, 2009 (the “Effective Date”), the Company emerged from bankruptcy proceedings under Chapter 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”). In connection with the Company's emergence from bankruptcy, as discussed further in Note 2, “Reorganization under Chapter 11", the Company adopted fresh-start reporting pursuant to the provisions of Accounting Standards Codification (“ASC”) 852, “Reorganization” (“ASC 852”). The Company selected December 19, 2009 as the fresh-start reporting date since it was the closest fiscal week-end to the Effective Date of December 17, 2009 and the effect of using December 19, 2009, instead of December 17, 2009, was not material to the Company’s financial condition or results of operations for the periods presented. ASC 852 requires the implementation of fresh-start reporting if the reorganization value of the assets of the entity that emerges from Chapter 11 is less than the sum of the post-petition liabilities and allowed claims, and holders of voting shares immediately before confirmation of the plan of reorganization receive less than 50 percent of the voting shares of the emerging entity. Under fresh-start reporting, a new reporting entity is deemed to be created and the assets and liabilities of the entity are reflected at their fair values.

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

In addition, ASC 852 requires that financial statements, for periods including and subsequent to a Chapter 11 bankruptcy filing, distinguish between transactions and events that are directly associated with the reorganization proceedings and transactions and events associated with the ongoing operations of the business, as well as additional disclosures. Effective October 21, 2009, expenses, gains and losses directly associated with the reorganization proceedings are reported as gain on reorganization items, net in the accompanying consolidated statement of operations for the Predecessor period from January 1, 2009 to December 19, 2009. The “Company,” when used in reference to the period subsequent to emergence from Chapter 11 bankruptcy proceedings, refers to the Successor, and when used in reference to periods prior to emergence from Chapter 11 bankruptcy proceedings, refers to the Predecessor. In addition, results for the period from December 20, 2009 to December 31, 2009 are referred to as the “2009 Successor Period”, and results for the period from January 1, 2009 to December 19, 2009 are referred to as the “2009 Predecessor Period”. For further information regarding the Company’s filing under and emergence from Chapter 11 bankruptcy proceedings and the adoption of fresh-start accounting, see Note 2, “Reorganization Under Chapter 11”, and Note 3, “Fresh-Start Accounting”.

The accompanying Successor and Predecessor consolidated financial statements reflect the financial position, results of operations and cash flows of Nortek and all of its wholly-owned subsidiaries after elimination of intercompany accounts and transactions. Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

2.	REORGANIZATION UNDER CHAPTER 11

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

As a result of the Reorganization, approximately $1.3 billion of debt was eliminated. On December 29, 2009, the Bankruptcy Court closed the bankruptcy cases for Nortek’s subsidiaries and on March 31, 2010, closed the bankruptcy case for Nortek. On December 17, 2009 (the “Effective Date”), the Company emerged from bankruptcy as a reorganized company with a new capital structure as follows:

•
New 11% Senior Secured Notes due 2013. On the Effective Date, the Company issued a total principal amount of $753.3 million in 11% Senior Secured Notes due 2013 (the “11% Notes”) to the former holders of the Predecessor's 10% Senior Secured Notes due 2013 (the “Predecessor 10% Notes”). As discussed in Note 8, “Notes, Mortgage Notes and Obligations Payable”, during 2011, the Company redeemed the 11% Notes with the net proceeds from the 8.5% Senior Notes due 2021 and a new senior secured term loan.

•
New ABL Facility. On the Effective Date, the Company executed a $250.0 million asset-based revolving credit facility, which terminates in 2015, with a group of lenders. In March 2010, the asset-based revolving credit facility was increased to $300.0 million (the “ABL Facility”). See Note 8, “Notes, Mortgage Notes and Obligations Payable”.

•
Common Stock and Warrants. On the Effective Date, the Company issued 15,000,000 shares of common stock, par value $0.01 per share ("New Common Stock") and issued warrants that may be exercised for a period of five years to purchase 789,474 shares of common stock at an exercise price of $52.80 per share to the former holders of the Predecessor's 10% Notes, 8 1/2% Senior Subordinated Notes due 2014 (the “8 1/2% Notes”) and 9 7/8% Senior Subordinated Notes due 2011 (the “9 7/8% Notes”), and to the former holders of NTK Holdings, Inc.'s 10 3/4% Senior Discount Notes due 2014 and certain unsecured senior loans issued by NTK Holdings, including certain of our directors and executive officers.

•
Restricted Stock. On the Effective Date, the Company granted 710,731 shares of restricted common stock to certain of the Company's executive officers. These shares are eligible to vest in annual installments based upon the achievement of specified levels of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the applicable award agreement, for each of our 2010, 2011, 2012 and 2013 fiscal years. See Note 9, “Share-Based Compensation”.

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
December 31, 2011

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

For further information regarding the resolution of the Company’s pre-petition liabilities in accordance with the Prepackaged Plans, see Note 3, “Fresh-Start Accounting — Liabilities Subject to Compromise”.

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

The precedent transaction analysis estimated enterprise value by examining public merger and acquisition transactions that involved companies similar to Nortek. An analysis of the disclosed purchase price as a multiple of various operating statistics determined industry acquisition multiples for companies in similar lines of business to the Company. The transaction multiples were calculated based on the purchase price, including any debt assumed, paid to acquire companies that were comparable to the Company. The precedent transaction analysis used multiples based on the latest twelve months (“LTM”) EBITDA for analyzing the group of precedent transactions. The derived multiples were then applied to the Company’s LTM EBITDA to perform the precedent transaction analysis. The transaction multiples used ranged from 6.6x to 8.3x.

The discounted cash flow analysis discounted the expected future cash flows by a discount rate that was determined by estimating the average cost of debt and equity for the Company based upon the analysis of similar publicly traded companies. The discount rates used ranged from 13.0% to 15.0%. The discounted cash flow analysis included two components to the valuation. The first component was the calculation of the present value of the projected un-levered after-tax free cash flows for the years ending December 31, 2009 through December 31, 2014 and the second component was the present value of the terminal value of the cash flows, which was estimated by (i) assuming a perpetuity growth rate, which ranged from 2.0% to 4.0%, for the cash flows beyond the projection period or (ii) applying a terminal EBITDA multiple, which ranged from 6.0x

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

to 8.0x, to the final period cash flows.

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

The Company determined the reorganization value in accordance with fresh-start accounting under ASC 852 as follows:

(Amounts in millions)
Enterprise Value attributed to Nortek	$1,000.0
Plus: Estimated excess cash at Effective Date (excluding approximately $45.0 million used to repay the Predecessor ABL Facility at emergence)	61.2
Liabilities (excluding debt)	582.2
Reorganization value at Effective Date	1,643.4
Less: 11% Notes	(753.3)
ABL Facility	(90.0)
Subsidiary debt	(45.9)
Liabilities (excluding debt)	(582.2)
Equity Value of the New Common Stock	$172.0

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
December 31, 2011

Adjustments recorded to the Predecessor balance sheet as of December 19, 2009 resulting from the consummation of the Prepackaged Plans, and the adoption of fresh-start accounting, are summarized below:

	Predecessor	Reorganization		Fresh Start	Successor
	Dec. 19, 2009	Adjustments(a)		Adjustments(h)	Dec. 20, 2009
ASSETS:	(Amounts in millions)
Current Assets:
Unrestricted cash and cash equivalents	$137.8	$(51.1)	(b)	$—	$86.7
Restricted cash	1.9	—		—	1.9
Accounts receivable, less allowances	262.3	—		—	262.3
Inventories	251.4	—		30.2	281.6
Prepaid expenses	18.6	—		—	18.6
Other current assets	16.1	—		—	16.1
Prepaid income taxes	10.4	—		15.2	25.6
Total current assets	698.5	(51.1)		45.4	692.8
Total property and equipment, net	191.8	—		53.4	245.2
Goodwill	528.8	—		(374.0)	154.8	(i)
Intangible assets, less accumulated amortization	112.7	—		425.3	538.0
Deferred debt expense	8.7	(4.6)	(b),(c)	—	4.1
Restricted investments and marketable securities	2.4	—		—	2.4
Other assets	6.1	—		—	6.1
	658.7	(4.6)		51.3	705.4
Total Assets	$1,549.0	$(55.7)		$150.1	$1,643.4
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) INVESTMENT:
Current Liabilities:
Notes payable and other short-term obligations	$152.3	$(135.0)	(b)	$—	$17.3
Current maturities of long-term debt	7.4	25.0	(b)	—	32.4
Long-term debt	4.1	—		—	4.1
Accounts payable	137.5	—		—	137.5
Accrued expenses and taxes, net	180.2	(2.0)	(b)	—	178.2
	481.5	(112.0)		—	369.5
Other Liabilities:
Deferred income taxes	27.9	—		86.2	114.1
Other long-term liabilities	145.8	—		6.6	152.4
	173.7	—		92.8	266.5
Notes, Mortgage Notes and Obligations
Payable, Less Current Maturities	19.6	818.3	(b),(d)	(2.5)	835.4
Liabilities subject to compromise	1,465.2	(1,465.2)	(d)	—	—
Stockholders’ (Deficit) Investment
Successor common stock	—	0.1	(d),(e)	—	0.1
Successor additional paid-in capital	—	171.9	(d),(e)	—	171.9
Predecessor common stock	—	—		—	—
Predecessor additional paid-in capital	416.8	(416.8)	(f)	—	—
Accumulated deficit	(996.2)	948.0	(g)	48.2	—
Accumulated other comprehensive (loss) income	(11.6)	—		11.6	—
Total stockholders’ (deficit) investment	(591.0)	703.2		59.8	172.0
Total Liabilities and Stockholders’
(Deficit) Investment	$1,549.0	$(55.7)		$150.1	$1,643.4

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

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

(c)	Adjustments to deferred debt expense consist of the following:

(Amounts in millions)
Elimination of deferred debt expense related to the Predecessor ABL Facility	$(8.7)
Deferred debt expense related to the ABL Facility (see (b) above)	4.1
$(4.6)

(d)	This adjustment reflects the settlement of liabilities subject to compromise (see “Liabilities Subject to Compromise” below).

(Amounts in millions)
Settlement of liabilities subject to compromise (1)	$(1,465.2)
Issuance of the 11% Notes	753.3
Issuance of the New Common Stock (2)	172.0
Gain on settlement of liabilities subject to compromise	$(539.9)

1)	See “Liabilities Subject to Compromise” below for further details.

2)	See (g) below for a reconciliation of the reorganization value to the value of the New Common Stock (including additional paid in capital).

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

e)
A reconciliation of the reorganization value to the value of the New Common Stock (including additional paid in capital) as of the Effective Date, which is based on the low end of the Enterprise Value Range and Equity Value Range included in the Disclosure Statement, is as follows:

		(Amounts in millions)
Enterprise Value attributed to Nortek		$1,000.0
Plus:	Estimated excess cash at Effective Date (excluding approximately $45.0 million
	used to repay the Predecessor ABL Facility at emergence)	61.2
	Liabilities (excluding debt)	582.2
Reorganization value at Effective Date		1,643.4
Less:	11% Notes	(753.3)
	ABL Facility	(90.0)
	Subsidiary debt	(45.9)
	Liabilities (excluding debt)	(582.2)
Equity value of the New Common Stock		$172.0

f)	This adjustment reflects the cancellation of the Predecessor’s common stock.

g)	This adjustment reflects the cumulative impact of the reorganization adjustments discussed above:

(Amounts in millions)
Gain on settlement of liabilities subject to compromise	$539.9
Cancellation of Predecessor common stock (see (f) above)	416.8
Elimination of unamortized deferred debt expense (see (c) above)	(8.7)
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
December 31, 2011

1)	Intangible assets — This adjustment reflects the fair value of intangible assets determined as of the Effective Date. Fair value amounts were estimated based, in part, on third party valuations.

In connection with the adoption of fresh-start accounting, intangible assets were recorded at their estimated fair value, which was based, in part, on third party valuations, as of December 19, 2009. Intangible assets consist principally of trademarks, developed technology (unpatented and patented), customer relationships, and other (which includes, among others, non-compete and supplier agreements and backlog). The value assigned to the Company's trademarks and developed technology was based on the relief from royalty method using estimated royalty rates that a willing buyer would pay for the use of the trademark or identified technology. The fair value was calculated by discounting future cash flows or royalties at the required rate of return to present value as of December 19, 2009. The value assigned to the Company's customer relationships was based on the multi-period excess earnings method which estimated the fair value of the asset by discounting future projected earnings of the asset to present value as of December 19, 2009. Key assumptions used in these valuation methods include: management's projections of revenues, expenses and cash flows for future years; an estimated weighted average cost of capital, depending on the reporting unit and nature of the asset, ranging from 12.3% to 17.2%; an internal rate of return, depending on the reporting unit and nature of the asset, ranging from 12.7% to 16.6%, an assumed discount rate, depending on the reporting unit and nature of the asset, ranging from 13.8% to 18.5%, and a tax rate, depending on the reporting unit, ranging from approximately 37.0% to 39.0%. Accordingly, the fair values are based on estimates which are inherently subject to significant uncertainties and actual results could vary significantly from these estimates.

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

3)
Property and equipment, net — This amount adjusts property and equipment, net to fair value as of the Effective Date, giving consideration to the highest and best use of the assets. Fair value amounts were estimated based, in part, on third party valuations. Key assumptions used in the appraisals were based on a combination of income, market and cost approaches, as appropriate.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

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

Gain on Reorganization Items, net

In conjunction with the Company’s emergence from bankruptcy in 2009, the Company recorded a pre-tax gain on reorganization items, net of approximately $619.1 million related to its reorganization proceedings and the impact of adopting fresh-start accounting. A summary of this net pre-tax gain for the 2009 Predecessor Period is as follows:

(Amounts in millions)
Pre-tax reorganization items:
Gain on settlement of liabilities subject to compromise	$539.9
Elimination of Predecessor deferred debt expense and debt discount	(33.9)
Elimination of deferred debt expense related to the Predecessor ABL Facility	(8.7)
497.3
Post-petition professional fees and other reorganization costs	(9.2)
488.1
Non-cash pre-tax fresh-start accounting adjustments	131.0
Pre-tax gain on Reorganization Items, net	$619.1

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

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

Recognition of Sales and Related Costs, Incentives and Allowances

The Company generally recognizes sales upon the shipment of its products, net of applicable provisions for discounts and allowances. Allowances for cash discounts, volume rebates and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Cash discounts, volume rebates, and other customer incentive programs are based upon certain percentages agreed to with the Company’s various customers, which are typically earned by the customer over an annual period. The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period and the contractual provisions of the customer agreements. For calendar year customer agreements, the Company is able to adjust its periodic estimates to actual amounts as of December 31 each year based upon the contractual provisions of the customer agreements. For those customers who have agreements that are not on a calendar year cycle, the Company records estimates at December 31 consistent with the above described methodology. Customers are generally not required to provide collateral for purchases. Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. The Company generally estimates customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return while also factoring in any new business conditions that might impact the historical analysis, such as new product introduction. The Company also provides for its estimate of warranty, bad debts and shipping costs at the time of sale. Shipping and warranty costs are included in cost of products sold ("COGS"). Bad debt provisions are included in selling, general and administrative expense, net ("SG&A"). The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis, such as new product introductions for warranty and customer bankruptcies for bad debts.

Cash and Cash Equivalents

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.

The Company has classified as restricted in the accompanying consolidated balance sheet certain cash and cash equivalents that are not fully available for use in its operations. At December 31, 2011 and 2010, the Company had cash and cash equivalents pledged as collateral or held in pension trusts for certain debt, insurance, employee benefits and other requirements of approximately $2.3 million (of which approximately $2.2 million is included in long-term assets) and approximately $2.5 million (of which approximately $2.4 million is included in long-term assets), respectively.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Fair Value

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820, "Fair Value Measurements and Disclosures". The levels of the fair value hierarchy are described below:

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

Measured on a Recurring Basis

Restricted Investments and Marketable Securities (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at December 31, 2011 or 2010.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of December 31, 2011 and 2010 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value because of their short-term nature.

Long-Term Debt -- At December 31, 2011, the fair value of the Company's long-term indebtedness was approximately $90.0 million lower than the amount on the Company's accompanying consolidated balance sheet, before unamortized discount of approximately $16.3 million. At December 31, 2010, the fair value of the Company’s long-term indebtedness was approximately $57.1 million higher than the amount on the Company's accompanying consolidated balance sheet, before unamortized discount of approximately $2.0 million.  The Company determined the fair market value of its 10% Senior Notes due 2018 and 8.5% Senior Notes due 2021 using available market quotes. For the Company's remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and Term Loan Facility), the Company assumed that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and the Company's estimated credit risk.

Measured on a Non-Recurring Basis

During the 2009 Predecessor Period, the Technology Products ("TECH") reporting unit goodwill was written down to its implied fair value of approximately $68.9 million. This resulted in a non-cash goodwill impairment charge of approximately $284.0 million, which was included in the consolidated statement of operations for the 2009 Predecessor Period.

The TECH reporting unit’s assets itemized below were measured at fair value on a non-recurring basis during the 2009 Predecessor Period using a combination of the discounted cash flow ("DCF") approach and the EBITDA Multiple Approach:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (“Level 1”)	Significant Other Observable Inputs (“Level 2”)	Significant Unobservable Inputs (“Level 3”)	Total Impaired Losses
	(Amounts in millions)
Goodwill	$68.9	$—	$—	$68.9	$284.0

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

In addition to goodwill noted above, the Company recorded certain other assets and liabilities at fair value on a non-recurring basis due to the effects of fresh-start accounting. These non-recurring fair value measurements were primarily determined using unobservable inputs and as such, these fair value measurements are classified within Level 3 of the fair value hierarchy. For further information on assets and liabilities measured at fair value on a non-recurring basis, see “Goodwill" and "Intangible Assets” of this note, along with Note 3, “Fresh-Start Accounting”.

Inventories

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market. At December 31, 2011, approximately $88.6 million of the Company's total inventories were valued on the last-in, first-out method (“LIFO”) of accounting. Under the first-in, first-out method (“FIFO”), such inventories would have been approximately $0.1 million lower at December 31, 2011. At December 31, 2010, approximately $97.8 million of the Company's total inventories were valued under LIFO. Under FIFO, such inventories would have been approximately $5.8 million lower at December 31, 2010. All other inventories were valued under the FIFO method.

In connection with both LIFO and FIFO inventories, the Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities, and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Goodwill

The following table presents a summary of the activity in goodwill by reporting segment for the Successor years ended December 31, 2011 ("2011") and December 31, 2010 ("2010"):

	Successor
	Dec. 31, 2009	Purchase Accounting (1)	Dec. 31, 2010	Purchase Accounting (1)	Dec. 31, 2011
	(Amounts in millions)
Residential Ventilation Products (“RVP”):
Gross goodwill	$154.8	$—	$154.8	$—	$154.8
Impairment losses	—	—	—	—	—
Net RVP goodwill	154.8	—	154.8	—	154.8
Technology Products (“TECH”):
Gross goodwill	—	137.3	137.3	13.5	150.8
Impairment losses	—	—	—	—	—
Net TECH goodwill	—	137.3	137.3	13.5	150.8
Residential HVAC Products (“R-HVAC”):
Gross goodwill	—	—	—	—	—
Impairment losses	—	—	—	—	—
Net R-HVAC goodwill	—	—	—	—	—
Commercial HVAC Products (“C-HVAC”):
Gross goodwill	—	—	—	—	—
Impairment losses	—	—	—	—	—
Net C-HVAC goodwill	—	—	—	—	—
Consolidated goodwill:
Gross goodwill	154.8	137.3	292.1	13.5	305.6
Impairment losses	—	—	—	—	—
Net consolidated goodwill	$154.8	$137.3	$292.1	$13.5	$305.6

(1)
Purchase accounting adjustments for TECH goodwill during 2011 relate to the acquisitions of Ergotron, Inc. ("Ergotron") and TV One Broadcast Sales Corporation, Barcom (UK) Holdings Limited and Barcom Asia Holdings, LLC (collectively, "TV One"). Purchase accounting adjustments for TECH goodwill during 2010 relate to the acquisitions of Ergotron and Skycam, LLC. See Note 5, “Acquisitions”.

As discussed in Note 3, “Fresh-Start Accounting”, the Company adopted fresh-start accounting upon emergence from bankruptcy. This resulted in a new determination of goodwill in accordance with ASC 852, which the Company allocated to the reporting units based on the estimated fair value and related net assets and liabilities of each of the reporting units as of the Effective Date, including the fair value adjustments under ASC 852 discussed previously. Based on this analysis, the Company determined that the remaining goodwill, as of the Effective Date, of approximately $154.8 million would be allocated to the RVP segment.

The Company accounts for acquired goodwill in accordance with ASC 805 and ASC Topic 350, “Intangibles - Goodwill and Other” (“ASC 350”), which involves judgment with respect to the determination of the purchase price and the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill recorded in a purchase.

Under ASC 350, goodwill is not amortized. Instead, it is evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, among others, a significant adverse change in the business climate. The

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Company has set the annual evaluation date as of the first day of its fiscal fourth quarter. The reporting units evaluated for goodwill impairment have been determined to be the same as our operating segments, except for the TECH operating segment, which has two reporting units, consisting of TECH - Ergotron and TECH - All Other. Subsequent to December 17, 2009, only the RVP, TECH - Ergotron and TECH - All Other reporting units have goodwill and, therefore, are the only reporting units that currently are required to be evaluated for goodwill impairment. Approximately $131.4 million of TECH segment goodwill relates to the TECH - Ergotron reporting unit and the remaining $19.4 million relates to the TECH - All Other reporting unit.

When applicable, the Company utilizes a combination of a discounted cash flow (“DCF”) approach and an EBITDA multiple approach in order to value the Company's reporting units required to be tested for impairment.

The DCF approach requires that the Company forecast future cash flows of the reporting units, and discount those cash flow streams based upon a weighted average cost of capital (“WACC”) that is derived, in part, from comparable companies within similar industries. The DCF calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit. The Company believes that its procedures for estimating DCF, including the terminal valuation, are reasonable and consistent with market conditions at the time of estimation.

The EBITDA multiple approach requires that the Company estimate certain valuation multiples of EBITDA derived from comparable companies, and apply those derived EBITDA multiples to the applicable reporting unit's estimated EBITDA for selected EBITDA measurement periods.

2011 Goodwill Impairment Testing

In 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-8”), which introduced an optional qualitative assessment for testing goodwill impairment. Under ASU 2011-8, if the Company concludes that is more likely than not that the fair value of a reporting unit exceeds the carrying amount, then the Company is not required to perform the two-step impairment test under ASC 350. The Company adopted ASU 2011-8 in 2011 and used the qualitative assessment approach in connection with the Company's 2011 annual evaluation of goodwill impairment.

In accordance with ASU 2011-08, the Company determined, based on qualitative analysis, that it was more likely than not that the fair value of each of the three evaluated reporting units was greater than their carrying amounts as of October 2, 2011. Accordingly, the Company was not required to perform the two-step impairment test under ASC Topic 350 as of that date.

2010 Goodwill Impairment Testing

The Company performed its annual test of goodwill impairment as of the first day of the fourth quarter of 2010, or October 3, 2010, utilizing the DCF and EBITDA multiple approaches described above for the RVP and TECH - All Other reporting units, as these were the only reporting units with goodwill on that date. The acquisition of Ergotron, which resulted in goodwill of approximately $131.4 million, occurred subsequent to the annual impairment testing and, therefore, the TECH - Ergotron reporting unit was not required to be included in the annual test.

The Company believes that its procedures performed and estimates used to determine the fair value of the reporting units were reasonable and consistent with market conditions at the time of estimation. The results of the Step 1 Tests performed indicated that the fair value of the RVP and TECH - All Other reporting units exceeded their carrying values by approximately 31.5% and 16.9%, respectively. Therefore, no additional goodwill impairment analysis was required.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

2009 Goodwill Impairment Testing

During the first six months of 2009, the Company's businesses continued to experience a difficult market environment due primarily to weak residential new construction, remodeling, and residential air conditioning markets. Based on these macro-economic conditions, the Company believed that EBITDA would continue to decline in 2009 and then begin to rebound in 2010 with continued growth through 2014. The Company's prior long-term forecasts had expected the rebound in EBITDA to begin to occur in the second half of 2009. As a result, the Company significantly lowered its cash flow forecasts for 2009 and 2010 for all of the reporting units, and for 2011 through 2014 for the TECH - All Other, R-HVAC and C-HVAC reporting units. As a result, the Company concluded in the second quarter of 2009 that indicators of potential goodwill impairment were present and, therefore, the Company needed to perform an interim test of goodwill impairment.

In accordance with ASC 350, the Company prepared an interim Step 1 Test as of July 4, 2009, and an annual Step 1 Test as of October 4, 2009 that compared the estimated fair value of each reporting unit to its carrying value. The Company utilized a combination of a DCF approach and an EBITDA multiple approach in order to value the Company's reporting units.

The annual Step 1 valuations as of October 4, 2009 were determined using a weighted average of 50% for the DCF approach and 50% for the EBITDA multiple approach, which the Company determined to be the most representative allocation for the measurement of the long-term fair value of the reporting units. For the interim Step 1 Test as of July 4, 2009, the Company used a weighted average of 70% for the DCF approach and 30% for the EBITDA multiple approach. The adjustment to the allocation percentages used for the annual impairment test reflected the Company's belief that there was still significant risk in the overall worldwide economy that could impact the future projections used in the DCF approach and, therefore, increasing the allocation to the EBITDA multiple approach provided better balance to the shorter-term valuation conclusions under the EBITDA multiple approach, and the longer-term valuation conclusions under the DCF approach.

The Company believes that its assumptions used to determine the estimated fair values for its reporting units as of July 4, 2009 and October 4, 2009 were reasonable.

The results of the Step 1 Tests performed as of July 4, 2009 indicated that the carrying value of the TECH - All Other reporting unit exceeded the estimated fair value and, therefore, a “Step 2 Test” was required for this reporting unit. The estimated fair values of the RVP, R-HVAC and C-HVAC reporting units exceeded the carrying values, so no further interim impairment analysis was required for these reporting units. The results of the Step 1 Tests performed as of October 4, 2009 for the Company's annual impairment test indicated that the estimated fair values of all reporting units exceeded the carrying values so no further impairment analysis was required.

The preliminary Step 2 Test for the TECH - All Other reporting unit as of July 4, 2009 required the Company to measure the potential impairment loss by allocating the estimated fair value of the reporting unit, as determined in Step 1, to the reporting unit's assets and liabilities, with the residual amount representing the implied fair value of goodwill. To the extent the implied fair value of goodwill was less than the carrying value, an impairment loss was recognized. Therefore, the Step 2 Test for the TECH - All Other reporting unit required the Company to perform a theoretical purchase price allocation for TECH -All Other to determine the implied fair value of goodwill as of the evaluation date. Due to the complexity of the analyses required to complete the Step 2 Tests, and the timing of the Company's determination of the goodwill impairment, the Company had not finalized its Step 2 Tests at the end of the second and third quarters of 2009. In accordance with the guidance in ASC 350, the Company completed a preliminary assessment of the expected impact of the Step 2 Tests using reasonable estimates for the theoretical purchase price allocation and recorded a preliminary goodwill impairment charge for the TECH - All Other reporting unit in the second quarter of 2009 of approximately $250.0 million.

During the fourth quarter of 2009, the Company calculated a final goodwill impairment charge for the TECH - All Other reporting unit as of July 4, 2009 of approximately $284.0 million. This represented an increase in the goodwill impairment charge of approximately $34.0 million, which was recorded in the Predecessor period from October 4, 2009 to December 19, 2009. The primary reasons for the change from the preliminary goodwill impairment charge recorded in the second quarter of 2009 were changes in the theoretical valuation of intangible assets from the initial estimate used, net of the related deferred tax impact.

The Company believes that the procedures performed and estimates used in the theoretical purchase price allocation for the TECH - All Other reporting unit required for Step 2 Testing were reasonable, and in accordance with ASC 805 guidelines for

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

determining the theoretical fair value of the assets and liabilities of the TECH - All Other reporting unit.

Although the Company believes that the goodwill analyses performed are in accordance with ASC 350 and ASU 2011-08, the worldwide economic situation remains highly volatile and, if the downturn persists or the recovery is slower than anticipated, the Company may be required to take additional goodwill impairment charges in the future. Accordingly, there can be no assurance that the Company's future forecasted operating results will be achieved, or that future goodwill impairment charges will not need to be recorded, even after the significant reduction in goodwill that resulted from the adoption of fresh-start accounting subsequent to the Effective Date.

Intangible Assets

The table that follows presents the Company's major components of intangible assets as of December 31, 2011 and 2010:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Remaining Useful Lives
	(Amounts in millions except for useful lives)
December 31, 2011
Trademarks	$159.9	$(15.5)	$144.4	19.2
Developed Technology	70.3	(10.4)	59.9	11.3
Customer relationships	488.5	(48.1)	440.4	16.3
Others	23.5	(9.0)	14.5	6.3
	$742.2	$(83.0)	$659.2	16.3

December 31, 2010
Trademarks	$158.4	$(7.8)	$150.6	20.3
Developed Technology	67.9	(4.5)	63.4	12.3
Customer relationships	483.9	(20.6)	463.3	17.4
Others	23.0	(5.3)	17.7	6.7
	$733.2	$(38.2)	$695.0	17.3

Developed technology, trademarks and customer relationships are amortized on a straight-line basis. Amortization of intangible assets charged to operations amounted to approximately $44.8 million, $37.0 million, $1.5 million and $22.2 million for 2011, 2010, the 2009 Successor Period and the 2009 Predecessor Period, respectively. See Note 5, "Acquisitions", for disclosure of intangible assets acquired in 2010 of approximately $192.4 million related to the acquisition of Ergotron, Inc.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

As of December 31, 2011, the estimated future intangible asset amortization expense aggregated approximately $659.2 million as follows:

Year Ended December 31,	Annual Amortization Expense
(Amounts in millions)
(Unaudited)
2012	$44.0
2013	44.0
2014	43.6
2015	43.2
2016	42.7
2017 and thereafter	441.7

In accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”), the Company evaluates the realizability of long-lived assets, which primarily consists of property and equipment and definite lived intangible assets (the “ASC 360 Long-Lived Assets”), when events or business conditions warrant it, as well as whenever an interim goodwill impairment test is required under ASC 350. ASC 350 requires that the ASC 360 impairment test be completed, and any ASC 360 impairment be recorded, prior to performing the goodwill impairment test.

In accordance with ASC 360, the evaluation of the impairment of long-lived assets, other than goodwill, is based on expectations of non-discounted future cash flows compared to the carrying value of the long-lived asset groups. If the sum of the expected non-discounted future cash flows is less than the carrying amount of the ASC 360 Long-Lived Assets, the Company would recognize an impairment loss. The Company's cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with the annual Company-wide planning process and interim forecasting, and, if appropriate, include a terminal valuation for the applicable subsidiary based upon an EBITDA multiple. The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions for each of the dates when impairment testing has been performed.

As a result of the Company's conclusion that an interim goodwill impairment test was required during the second quarter of 2009, the Company performed an interim test for the impairment of long-lived assets and determined that there were no impairment indicators with respect to ASC 360 Long-Lived Assets at that time. The Company also completed an ASC 360 evaluation as of December 19, 2009, prior to the Company's emergence from bankruptcy and the adoption of fresh-start accounting. As a result of this analysis, the Company recorded an intangible asset impairment of approximately $1.2 million for a foreign subsidiary in the TECH segment in SG&A in the accompanying statement of operations. The Company determined that there were no other significant long-lived asset impairments.

There were no long-lived asset impairment charges recorded during either 2011 or 2010.

Pensions and Post Retirement Health Benefits

The Company accounts for pensions and post retirement health benefits in accordance with ASC Topic 715, “Compensation - Retirement Benefits,” (“ASC 715”). The accounting for pensions requires the estimation of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase, and the assumed medical cost inflation rate. Such estimates require a significant amount of judgment. See Note 10, “Pension, Profit Sharing and Other Post-Retirement Benefits”, for a discussion of these judgments.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Insurance Liabilities

The Company records insurance liabilities and related expenses for health, workers compensation, product and general liability losses, and other insurance reserves and expenses in accordance with either the contractual terms of its policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year, with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims, and incurred but not reported claims as of the reporting date. The Company considers historical trends when determining the appropriate insurance liabilities to record in the consolidated balance sheet for a substantial portion of its workers compensation and general and product liability losses. In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company. Receivables for insurance recoveries for product liability claims are recorded as assets, on an undiscounted basis. These recoveries are estimated based on the contractual arrangements with vendors and other third parties, and historical trends.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s consolidated financial statements, and the amounts included in the Company’s federal and state income tax returns, be recognized in the balance sheet. As the Company generally does not file its income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that Nortek and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards, and valuation allowances required, if any, for tax assets that may not be realizable in the future. ASC 740 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference (see Note 7, “Income Taxes”).

Share-Based Compensation Expense

The Company measures share-based compensation expense at fair value in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”), and recognizes such expense over the vesting period of the share-based awards. For 2011, 2010 and the 2009 Predecessor Period, the Company recognized share-based compensation expense of approximately $1.7 million, $2.8 million and $0.1 million, respectively. There was a de minimis amount of share-based compensation expense recorded for the 2009 Successor Period. See Note 9, “Share-Based Compensation”, for further information regarding the Successor’s and the Predecessor’s share-based compensation programs.

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

 Research and Development

The Company’s research and development activities are principally related to new product development, are recorded in SG&A, and represent approximately 2.7%, 2.9%, 3.5% and 2.9% of the Company’s consolidated net sales for 2011, 2010, the 2009 Successor Period and the 2009 Predecessor Period, respectively.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

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

The balances of each classification, net of tax attributes, within accumulated other comprehensive income (loss) as of the periods presented are as follows:

	Foreign Currency Translation	Post-Retirement Liability Adjustment, net	Total Accumulated Other Comprehensive (Loss) Income
	(Amounts in millions)
Predecessor
Balance, December 31, 2008	$2.6	$(27.0)	$(24.4)
Change during the period	8.0	4.8	12.8
Balance, December 19, 2009	10.6	(22.2)	(11.6)
Fresh-start accounting adjustments	(10.6)	22.2	11.6
Balance, December 20, 2009	—	—	—
Successor
Change during the period	0.7	0.8	1.5
Balance, December 31, 2009	0.7	0.8	1.5
Change during the period	1.6	(2.3)	(0.7)
Balance, December 31, 2010	$2.3	$(1.5)	$0.8
Change during the period	$(1.6)	$(20.0)	$(21.6)
Balance, December 31, 2011	$0.7	$(21.5)	$(20.8)

Foreign Currency Translation

The financial statements of subsidiaries located outside of the United States are measured using the foreign subsidiaries’ local currency as the functional currency. The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income (loss) included in stockholders’ investment. Net sales, costs and expenses are translated using average exchange rates in effect during the year. Transaction gains and losses are recorded in SG&A.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Earnings Per Share

The Company calculates basic and diluted earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings Per Share”.  Basic earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliation between basic and diluted earnings (loss) per share for the periods presented is as follows:

	Successor			Predecessor
	Jan. 1, 2011 -	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009
	(Amounts in millions, except shares and per share data)

Net (loss) earnings	$(55.9)	$(13.4)	$(3.4)	$195.3

Weighted average common shares outstanding	15,122,976	15,000,000	15,000,000	3,000
Dilutive effect of stock options	—	—	—	—
Dilutive shares outstanding	15,122,976	15,000,000	15,000,000	3,000

Basic (loss) earnings per share	$(3.70)	$(0.89)	$(0.23)	$65,100.00

Diluted (loss) earnings per share	$(3.70)	$(0.89)	$(0.23)	$65,100.00

The effect of certain potential common share equivalents, including warrants, unvested restricted stock and stock options were excluded from the computation of diluted shares outstanding for 2011, 2010 and the 2009 Successor Period, as inclusion would have been anti-dilutive.  A summary of these common share equivalents excluded from the periods presented is as follows:

	Successor
	Jan. 1, 2011 -	Jan. 1, 2010 -	Dec. 20, 2009 -
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009
Warrants	789,474	789,474	789,474
Restricted stock	366,852	700,981	710,731
Stock options	714,866	780,981	710,731
Total	1,871,192	2,271,436	2,210,936

There were no potential common share equivalents outstanding during the Predecessor period presented.

Earnings (loss) per share for 2011, 2010 and the 2009 Successor Period is not comparable to the 2009 Predecessor Period, as all Predecessor common stock was extinguished as part of the Company’s reorganization. See Note 2, “Reorganization Under Chapter 11”, and Note 3, “Fresh-Start Accounting”.

Related Party Transactions

The Predecessor had a management agreement with an affiliate of Thomas H. Lee Partners, L.P. (“THL”) providing for certain financial and strategic advisory and consultancy services. The Predecessor expensed approximately $1.0 million during the 2009 Predecessor Period related to this management agreement. In connection with the Reorganization, the management agreement was terminated as of the Effective Date.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

During the fourth quarter of 2008, certain executive officers of the Company invested, together with THL, in the purchase of certain senior unsecured loans with an accreted value of approximately $83.0 million issued by the Company's former parent, NTK Holdings, Inc. As a result of the Reorganization, these executive officers received 6,606 shares of common stock and warrants exercisable for the purchase of 17,384 shares of common stock based upon their indirect pro rata ownership of such senior unsecured loans.

New Accounting Pronouncements

As noted previously, in September 2011, the FASB issued ASU 2011-08, which changes the way a company completes its annual goodwill impairment review process. The provisions of this pronouncement provide an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 allows an entity the option to bypass the qualitative-assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The pronouncement does not change the current guidance for testing other indefinite-lived intangible assets for impairment. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. As permitted by ASU 2011-08, the Company adopted this standard early in connection with its 2011 annual evaluation of goodwill impairment. The adoption of ASU 2011-08 did not have a material effect on the Company's financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The pronouncement does not change the current option for presenting components of other comprehensive income gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented, or disclosed in the notes to the financial statements. The pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. This standard is effective for reporting periods beginning after December 15, 2011. Early adoption is permitted. The Company will adopt this pronouncement in the first quarter of 2012 and it will have no effect on its financial position or results of operations, but will impact the way the Company presents comprehensive income.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers the changes of ASU 2011-05 that relate to the presentation of reclassification adjustments. The amendments in this update are effective for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-12 will have no effect on the Company's financial position or results of operations but will impact the way the Company presents comprehensive income.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

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

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements ("ASU 2010-06"), which establishes additional disclosure requirements for fair value measurements, which the Company included in its interim and annual financial statements in 2010. Certain disclosure requirements relating to fair value measurements using significant unobservable inputs (Level 3) were deferred until January 1, 2011. These new requirements did not have an impact on the Company's consolidated financial results or disclosure in the Company's consolidated financial statements (see "Fair Value”).

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

On April 28, 2011, the Company, through wholly-owned subsidiaries, acquired all of the stock of TV One for approximately $25.1 million, net of cash acquired of approximately $0.9 million.  In connection with the acquisition of TV One, in the second quarter of 2011, the Company also incurred approximately $0.8 million of fees and expenses, which have been recorded in SG&A in the accompanying statement of operations. TV One sells a complete range of video signal processing products for the professional audio/video and broadcast markets. TV One is included in the Company's TECH segment.

On March 21, 2011, the Company, through its wholly-owned subsidiary Huntair Middle East Holdings, Inc. ("Huntair"), acquired a forty-nine percent minority interest in Huntair Arabia for approximately $5.3 million. Huntair Arabia is an operating joint venture between the Company and Alessa Advanced Projects Company ("Alessa") in Saudi Arabia that was formed for purposes of trading, manufacturing, supplying, installing, and servicing commercial air conditioning and commercial air handling units in Saudi Arabia and certain other regions. The Company does not have a controlling financial interest and, therefore, is accounting for this investment under the equity method of accounting within the C-HVAC segment. In connection with its investment in Huntair Arabia, Huntair issued a 10 year note to Alessa for approximately $5.3 million. The note does not bear interest. Therefore, the Company has recorded the note net of discount of approximately $0.6 million on its accompanying consolidated balance sheet at December 31, 2011. For 2011, income from Huntair Arabia was not material to the Company's results of operations.

On December 17, 2010, the Company acquired all of the outstanding stock of Ergotron, Inc. (“Ergotron"). Ergotron is a designer, manufacturer and marketer of innovative, ergonomic mounting and mobility products for computer monitors, notebooks and flat panel displays in the United States and other parts of the world. The purchase price was approximately $299.6 million, consisting of cash payments totaling approximately $295.6 million, of which approximately $5.8 million was paid in 2011, and an estimated payable to the sellers of approximately $4.0 million related to the remaining reimbursement of federal and state tax refunds due to Ergotron for the pre-acquisition period in 2010.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

The Company selected December 31, 2010 as the date to record the acquisition of Ergotron as the effect of using December 31, 2010, instead of December 17, 2010, was not material to the Company's financial condition or results of operations for 2010. Accordingly, the accompanying consolidated statement of operations for 2010 does not include any activity related to Ergotron for the period from December 18, 2010 to December 31, 2010.

The excess of the purchase price paid over the fair value of Ergotron's net assets is recorded as goodwill, which is primarily attributable to opportunities for growth and profitability, as well as diversification of the Company's exposure to the commercial, healthcare and education markets. Goodwill associated with the acquisition of Ergotron was recorded in the TECH segment, and the Company does not believe that any of the goodwill will be deductible for tax purposes (see Note 4, "Summary of Significant Accounting Policies").

The following is a summary of the purchase price allocation based on estimates of the fair value of assets and liabilities acquired (amounts in millions):

Purchase price allocation:
Historical net assets of Ergotron (1)	$41.9
Increase in intangible assets to fair value	192.0
Increase in property and equipment to fair value	4.1
Increase in inventories to fair value	7.3
Other fair value adjustments, net	1.6
Prepaid and deferred income taxes, net	(78.7)
Goodwill	131.4
Purchase price	$299.6

(1)
Includes current assets of approximately $69.0 million (including approximately $13.8 million of cash), property and equipment of approximately $12.2 million, intangible assets of approximately $0.4 million, other long-terms assets of approximately $0.6 million, current liabilities of approximately $(38.8) million and other long-term liabilities of approximately $(1.5) million.

The total fair value of intangible assets was approximately $192.4 million. The Company determined that all of the intangible assets were subject to amortization, and that they will have no residual value at the end of the amortization periods. The following is a summary of the estimated fair values by intangible asset class, and the estimated weighted average amortization period (amounts in millions, except for useful lives):

	Fair Value	Weighted Average Useful Lives
Trademarks	$17.6	20.0
Developed Technology	18.7	13.0
Customer relationships	140.5	19.3
Others	15.6	6.1
	$192.4	17.7

Due to revisions to the preliminary estimate of fair value, which primarily related to intangible assets, net of deferred tax consequences, as well as other deferred tax adjustments, the preliminary goodwill allocation related to Ergotron increased by approximately $1.4 million from $130.0 million at December 31, 2010 to approximately $131.4 million at December 31, 2011.

In connection with the acquisition of Ergotron, the Company also incurred approximately $2.2 million of fees and expenses, which have been recorded in SG&A in the accompanying consolidated statement of operations for 2010.

The unaudited pro forma net sales, (net loss) and basic and diluted (loss) per share for the Company as a result of the acquisition of Ergotron for 2010 were approximately $2.1 billion, $(21.4) million, $(1.43) per share and $(1.43) per share, respectively. These amounts were determined assuming that the acquisition of Ergotron had occurred on January 1, 2010 and include the historical results of Ergotron for the year ended December 31, 2010 as well as pro forma adjustments to reflect (i) increased

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

depreciation and amortization expense of approximately $18.6 million from the acquisition fair value adjustments, including approximately $7.3 million related to inventory fair value amortization, (ii) increased interest expense of approximately $25.3 million related to the amounts borrowed to fund the acquisition and (iii) other pro forma adjustments that the Company considered appropriate related to the acquisition of Ergotron. The transaction costs of approximately $2.2 million related to the acquisition of Ergotron for 2010 have been excluded from the unaudited pro forma net loss and basic and diluted loss per share. These pro forma amounts are not necessarily indicative of the amounts that would have been achieved had the acquisition taken place as of January 1, 2010, nor are they necessarily indicative of the results for future periods. The Company does not consider pro forma financial information for 2009 to be meaningful as a result of the Company's adoption of fresh-start accounting in 2009.

On July 6, 2010, the Company, through its wholly-owned subsidiary, Linear LLC acquired all of the issued and outstanding membership interests of Skycam, LLC (“Luxor”) for approximately $9.1 million (utilizing approximately $7.9 million of cash and issuing an unsecured 4% subordinated note in the amount of $1.2 million).  Luxor is an on-line retailer and distributor of security cameras and digital video recorders.

Pro forma results related to the acquisitions of TV One and Luxor have not been presented, as the effect is not significant to the Company’s consolidated operating results.

The acquisitions of TV One, Ergotron and Luxor contributed approximately $226.5 million to net sales and approximately $19.6 million (which includes depreciation and amortization expense of approximately $25.1 million, including approximately $7.5 million relating to the amortization of fair value allocated to inventory) to operating earnings for 2011.

Contingent consideration of approximately $1.3 million was paid in the first quarter of 2010 related to the acquisition of certain entities.  The Company does not anticipate paying any further contingent consideration for completed acquisitions as of December 31, 2011.

6.	CASH FLOWS

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net in the accompanying consolidated statement of cash flows.

Interest paid was approximately $96.8 million, $86.6 million, $0.1 million and $116.1 million for 2011, 2010, the 2009 Successor Period and the 2009 Predecessor Period, respectively.

Net cash paid for acquisitions for the periods presented was as follows:

	Successor			Predecessor
	Jan. 1, 2011 -	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009
	(Amounts in millions)
Fair value of assets acquired	$35.1	$411.4	$—	$—
Liabilities assumed or created	(4.2)	(127.5)	—	—
Net assets of businesses acquired	30.9	283.9	—	—
Payment of contingent consideration (1)	—	1.3	—	14.1
	$30.9	$285.2	$—	$14.1

(1)
Contingent consideration of approximately $1.3 million was earned in the 2009 Predecessor Period (see Note 5, “Acquisitions”) and was paid in February 2010. This amount was included in accrued expenses and taxes, net on the consolidated balance sheet at December 31, 2009 and has been excluded from the accompanying consolidated statement of cash flows for the 2009 Predecessor Period.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Significant non-cash financing activities excluded from the consolidated statement of cash flows for the 2009 Predecessor Period include the issuance of $753.3 million of the 11% Notes in exchange for the cancellation of $750.0 million of the 10% Notes plus all accrued interest expense as of December 17, 2009 of approximately $3.3 million in connection with the Chapter 11 proceedings (see Note 2, “Reorganization Under Chapter 11”). There were no significant non-cash investing activities for the 2009 Predecessor Period and no significant non-cash financing or investing activities for 2011, 2010 and the 2009 Successor Period.

7.	INCOME TAXES

The following is a summary of the components of (loss) earnings before (benefit) provision for income taxes for the periods presented:

	Successor			Predecessor
	Jan. 1, 2011 -	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009
	(Amounts in millions)
Domestic	$(68.8)	$(28.8)	$(4.3)	$266.3
Foreign	(7.4)	3.8	(0.5)	14.0
	$(76.2)	$(25.0)	$(4.8)	$280.3

The following is a summary of the (benefit) provision for income taxes included in the accompanying consolidated statement of operations for the periods presented:

	Successor			Predecessor
	Jan. 1, 2011 -	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009
	(Amounts in millions)
Federal income taxes:
Current	$0.3	$0.3	$—	$0.7
Deferred	(20.8)	(18.8)	(1.3)	65.2
	(20.5)	(18.5)	(1.3)	65.9
Foreign	6.4	6.5	0.1	10.4
State	(6.2)	0.4	(0.2)	8.7
	$(20.3)	$(11.6)	$(1.4)	$85.0

Net income taxes refunded during 2011 were approximately $4.6 million. Income tax payments, net of refunds, in 2010, the 2009 Successor Period and the 2009 Predecessor Period were approximately $18.4 million, $0.2 million and $12.8 million, respectively.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

The table that follows reconciles the federal statutory income tax dollar amount to the actual income tax (benefit) provision for the periods presented.

	Successor			Predecessor
	Jan. 1, 2011 -	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009
	(Amounts in millions)
Income tax at the federal statutory rate	$(26.7)	$(8.8)	$(1.7)	$98.1
Net change from statutory rate:
Impact of fresh-start accounting adjustments and debt forgiveness	—	—	—	(97.8)
State income tax (benefit) provision, net of federal income tax effect	(4.0)	0.3	(0.1)	5.7
Goodwill impairment	—	—	—	68.8
Increase in valuation allowance	14.8	5.1	—	—
Non-deductible expenses, net	1.5	2.8	—	—
Tax effect resulting from foreign activities and foreign dividends	(4.2)	0.2	0.4	10.4
Uncertain tax positions	0.3	(1.8)	—	(0.2)
Research credits	(1.7)	—	—	—
Tax benefit for capitalized R&D costs	—	(9.9)	—	—
Other, net	(0.3)	0.5	—	—
	$(20.3)	$(11.6)	$(1.4)	$85.0

The table that follows reconciles the federal statutory income tax rate to the effective tax rate for the periods presented:

	Successor			Predecessor
	Jan. 1, 2011 -	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009
Effective tax rate%:
Income tax at the federal statutory rate	35.0%	35.0%	35.0%	35.0%
Net change from statutory rate:
Impact of fresh-start accounting adjustments and debt forgiveness	—	—	—	(34.9)
State income tax (benefit) provision, net of federal income tax effect	5.3	(1.0)	2.1	2.0
Goodwill impairment	—	—	—	24.5
Increase in valuation allowance	(19.4)	(20.2)	—	—
Non-deductible expenses, net	(1.9)	(11.2)	—	—
Tax effect resulting from foreign activities and foreign dividends	5.5	(0.9)	(8.3)	3.7
Uncertain tax positions	(0.4)	7.1	—	—
Research credits	2.2	—	—	—
Tax benefit for capitalized R&D costs	—	39.7	—	—
Other, net	0.3	(2.1)	0.4	—
	26.6%	46.4%	29.2%	30.3%

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

The tax effect of temporary differences which give rise to significant portions of deferred income tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(Amounts in millions)
Prepaid Income Tax Assets (Liabilities) (classified current)
Arising From:
Accounts receivable	$4.9	$4.9
Inventories	(2.0)	(4.8)
Insurance reserves	1.4	2.9
Warranty accruals	10.4	9.5
Valuation allowances	(3.4)	(1.0)
Net loss and credit carry forwards	9.9	—
Other reserves and assets, net	17.5	5.4
	$38.7	$16.9
Deferred Income Tax Assets (Liabilities) (classified non-current)
Arising From:
Property and equipment, net	$(23.0)	$(25.6)
Intangible assets, net	(222.3)	(236.8)
Pension and other benefit accruals	20.8	14.4
Insurance reserves	19.4	20.5
Warranty accruals	9.9	9.7
Net loss and credit carry forwards	40.5	17.1
Other reserves and assets, net	13.6	23.3
Valuation allowance	(37.2)	(20.4)
Tax deductible Goodwill	40.9	45.1
	$(137.4)	$(152.7)

In connection with the filing of the Company’s United States federal tax return for the period ended December 17, 2009 in the third quarter of 2010, the Company made an election to capitalize for tax purposes research and development costs. This election resulted in the creation of a deferred tax asset that will be amortized over a 10 year period. As a result of this election, the Company recorded a deferred tax benefit of approximately $10.9 million, including a state tax benefit of approximately $1.0 million, in 2010.

 As of December 31, 2009, as a result of income and related deferred tax liabilities recognized through fresh-start accounting, the Company determined that a valuation allowance was no longer required for most of its domestic deferred tax assets. The Company has sufficient reversing deferred tax liabilities available so that it is more likely than not that its federal deferred tax assets will be realized. The Company continues to maintain a valuation allowance for certain foreign net operating loss carryforwards, certain state net operating loss carryforwards and deferred state tax assets and for certain federal deferred tax assets that, if recognized, would result in capital losses. The current year net increase in the valuation allowance is primarily related to current year losses of certain foreign subsidiaries and losses and state deferred tax assets in certain domestic jurisdictions.  The Company has determined that based on the history of losses at these subsidiaries, a valuation allowance is required for these loss carry-forwards and state deferred tax assets since it is more likely than not that these deferred tax assets will not be realized.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

As of December 17, 2009, all of the Company’s federal net operating losses and federal credit carryforwards had been reduced to zero by the income from the discharge of indebtedness that was excluded from federal taxable income.

At December 31, 2011, the Company has not provided United States income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $37.3 million, as those amounts are considered indefinitely invested. Due to the complexities of the U.S. tax law, including the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested. The Company has provided United States income taxes and foreign withholding taxes on approximately $11.8 million of unremitted foreign earnings which are not indefinitely invested.

The Company has a federal net operating loss carry forward generated in 2011 of approximately $33.7 million which will expire in 2031. Included as part of the net operating loss, are deductions of approximately $5.4 million related to the deduction for vesting of restricted stock in excess of the corresponding book expense. The tax benefits related to these deductions will be recognized as a credit to additional paid in capital when the benefits are recognized on a tax return. The Company also has state net operating losses in various jurisdictions which will expire beginning in 2015.

 The Company has approximately $92.6 million of foreign net operating loss carry-forwards that if utilized would offset future foreign tax payments. Approximately $22.2 million of these foreign net operating losses have an indefinite carry-forward period and the remaining foreign net operating losses will expire at various times beginning in 2013. The Company has recorded a full valuation allowance against these losses.

 A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
	(Amounts in millions)
Balance at January 1,	$21.9	$22.9
Gross increases related to positions taken in the current year	5.1	1.9
Gross increases related to positions taken in prior periods	10.4	—
Increases related to acquisitions	—	3.4
Decreases related to settlements with taxing authorities	—	(2.1)
Decreases due to lapse of statutes of limitation related to state tax and foreign items	(3.2)	(4.2)
Balance at December 31,	$34.2	$21.9

As of January 1, 2011, the Company had a liability of approximately $21.2 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  As a result of additional provisions to the reserve during the year ended December 31, 2011 and reversals discussed below, the liability for uncertain tax positions at December 31, 2011 was approximately $26.6 million.  The liability for uncertain tax positions is included in other long-term liabilities on the accompanying consolidated balance sheet. The corresponding amount of gross uncertain tax benefits was approximately $34.2 million and $21.9 million at December 31, 2011 and 2010, respectively. During 2011, the Company increased the reserve for uncertain tax positions related to uncertainties surrounding the timing of deductions related to intercompany transactions with foreign affiliates. This item resulted in an increase of approximately $7.5 million in uncertain tax positions, with a corresponding increase in deferred tax assets of approximately $7.5 million.

As of December 31, 2011 and 2010, the amount of uncertain tax positions that will impact the Company's effective tax rate was approximately $14.0 million and $11.2 million, respectively. The difference between the total amount of uncertain tax positions and the amount that will impact the effective tax rate represents the federal tax effect of state tax items, items that offset temporary differences, and items that will result in the reduction of other tax assets.

As of December 31, 2011, the Company has approximately $2.3 million in unrecognized benefits relating to various state tax issues, for which the statute of limitations is expected to expire in 2012. In addition, the Company currently expects that it will resolve certain state tax audit disputes during 2012. The total amount of uncertain tax positions that are related to these disputes are approximately $1.4 million. The current period tax provision includes a reversal of approximately $3.2 million of state reserves as a result of the lapsing of the statute of limitations during the year.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

As of December 31, 2011 and 2010, the total amount of accrued interest related to uncertain tax positions was approximately $2.3 million and $3.0 million, respectively.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes. The Company has included a benefit of approximately $0.6 million as part of its 2011 tax provision related to a reduction of interest on uncertain tax positions. The Company has included a benefit of approximately $0.7 million as part of its 2010 tax provision related to a reduction of interest on uncertain tax positions and also made interest payments of approximately $0.1 million. Included in the Company's 2009 tax provisions is a benefit of approximately $0.7 million related to reductions in interest on uncertain tax positions.

In the third quarter of 2010, the Company reached a settlement related to an income tax and VAT audit related to one of its foreign subsidiaries.  The total amount that the Company paid in connection with this settlement was approximately $1.7 million, of which approximately $0.9 million related to income taxes and approximately $0.8 million related to VAT (which was recorded within SG&A).  The Company had previously established income tax reserves for these uncertain income tax positions totaling approximately $2.3 million, including interest. The income tax provision for the year ended December 31, 2010 includes a reduction in these reserves of approximately $1.4 million.

The Company and its subsidiaries federal, foreign and state income tax returns are generally subject to audit for all tax periods beginning in 2008 through the present year. The Company is currently undergoing an audit of its 2009 tax year by the Internal Revenue Service.

8.	NOTES, MORTGAGE NOTES AND OBLIGATIONS PAYABLE
 Notes payable and other short-term obligations

Short-term bank obligations at December 31, 2011 and 2010 consist of the following:

	December 31,
	2011	2010
	(Amounts in millions)
Secured lines of credit and bank advances of the Company’s foreign subsidiaries	$1.3	$8.6

Short-term bank obligations of the Company's foreign subsidiaries are secured by accounts receivable of the Company's foreign subsidiaries with an aggregate net book value of approximately $1.3 million and have a weighted average interest rate of approximately 6.76% at December 31, 2011.

Notes, Mortgage Notes and Obligations Payable

Notes, mortgage notes and obligations payable, included in the accompanying consolidated balance sheet at December 31, 2011 and 2010, consist of the following:

	December 31,
	2011	2010
	(Amounts in millions)
11% Senior Secured Notes due 2013	$—	$753.3
8.5% Senior Notes due 2021, net of discount of approximately $6.9 million	493.1	—
Senior Secured Term Loan, net of discount of approximately $7.5 million	339.9	—
10% Senior Notes due 2018	250.0	250.0
ABL Facility	42.0	85.0
Mortgage notes payable	2.1	2.6
Other	16.1	20.1
	1,143.2	1,111.0
Less amounts included in current liabilities	32.1	9.2
	$1,111.1	$1,101.8

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Second Quarter 2011 Debt Transactions

On April 26, 2011, the Company successfully completed the private placement of $500.0 million in aggregate principal amount of 8.5% Senior Notes due 2021 (the “8.5% Notes”) and also entered into a new senior secured term loan with a final maturity in 2017 and optional interest rates at the election of the Company, including LIBOR, as defined in the agreement, plus 4.0% with a LIBOR floor of 1.25% (the “Term Loan Facility”). The Company borrowed $350.0 million aggregate principal under the Term Loan Facility at a 5.25% interest rate, which resulted in net proceeds to the Company of approximately $348.2 million, after deducting an original issue discount of approximately $1.8 million. The Company received approximately $827.3 million of net proceeds in connection with the issuance of the 8.5% Notes and Term Loan Facility, after deducting approximately $20.9 million of underwriting commissions and legal, accounting and other expenses incurred. As discussed further below, the Company used approximately $825.0 million of these net proceeds to repurchase or redeem all of the Company's 11% Notes, which included approximately $753.3 million of aggregate outstanding principal balance, approximately $37.8 million of tender and redemption premiums and approximately $33.9 million of accrued but unpaid interest as of the redemption dates. Net cash from these debt transactions of approximately $2.3 million was retained by the Company for general corporate purposes.

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

As certain holders of the new 8.5% Notes and Term Loan Facility had previously held the 11% Notes up to the time of their repurchase or redemption, the Company determined in accordance with Accounting Standards Codification 470-50, "Debt Modifications and Extinguishments" (“ASC 470-50”) that, of the total approximately $60.5 million of original issue discounts, underwriting commissions, legal, accounting and other expenses and tender and redemption premiums, approximately $33.8 million should be recorded as a loss on debt retirement and that approximately $11.2 million and $15.5 million should be recorded as deferred debt expense and debt discount, respectively, and amortized over the lives of the respective debt instruments. The deferred debt expense of approximately $11.2 million was allocated to the 8.5% Notes and the Term Loan Facility in the amounts of approximately $6.3 million and approximately $4.9 million, respectively. The debt discount of approximately $15.5 million was allocated to the 8.5% Notes and the Term Loan Facility in the amounts of approximately $7.2 million and approximately $8.3 million, respectively.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

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

The indenture governing the 8.5% Notes contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and the sale of assets (all as defined in the indenture and other agreements). At December 31, 2011, the Company's 10% Notes were the most restrictive. As of December 31, 2011, we were in compliance with all covenants under the indenture that governs the 8.5% Notes.

Term Loan Facility

All obligations under the Term Loan Facility are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned domestic restricted subsidiaries of the Company that guarantee any of the Company's other indebtedness. All obligations under our Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company's assets and the assets of the guarantors, including:

•	a second-priority security interest in personal property consisting of accounts receivable, inventory, cash, deposit accounts, and certain related assets and proceeds of the foregoing; and

•	a first-priority security interest in, and mortgages on, substantially all of the Company's material owned real property and equipment.

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

Loans under the Term Loan Facility bear interest, at the Company's option, at a rate per annum equal to either (1) base rate (as defined in the credit agreement governing the Term Loan Facility) or (2) LIBOR (as defined in the credit agreement governing the Term Loan Facility), in each case plus an applicable margin. The weighted average interest rate under the Term

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Loan Facility at December 31, 2011 was 5.25%.

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

The Term Loan Facility agreement contains certain restrictive financial and operating covenants, including covenants that restrict the Company's ability and the ability of its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. At December 31, 2011, the Company's 10% Notes were the most restrictive. As of December 31, 2011, we were in compliance with all covenants under the agreement that governs the Term Loan Facility.

10% Senior Notes due 2018

On November 23, 2010, the Company sold $250.0 million principal amount of 10% Senior Notes due December 1, 2018 (the "10% Notes”). The 10% Notes were issued for general corporate purposes, including the acquisition of Ergotron (Note 5, "Acquisitions"), and are unconditionally guaranteed on a senior unsecured basis by each of the Company's current and future domestic subsidiaries that guarantee its obligations under the ABL Facility. Net proceeds from the sale of the 10% Notes, after deducting underwriting commissions and expenses, amounted to approximately $243.2 million.

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

In addition, at any time and from time to time prior to December 1, 2014, the Company may redeem all or any portion of the 10% Notes outstanding at a redemption price equal to (a) 100% of the aggregate principal amount of the 10% Notes to be redeemed together with accrued and unpaid interest to such redemption date, plus (b) the “Make Whole Amount”. The “Make Whole Amount” means, with respect to the 10% Notes at any redemption date, the greater of (i) 1.0% of the principal amount of the 10% Notes and (ii) the excess, if any, of (a) an amount equal to the present value of (1) the redemption price of the 10% Notes at December 1, 2014 plus (2) the remaining scheduled interest payments of the 10% Notes to be redeemed, computed using a discount rate equal to the Treasury Rate plus 50 basis points, over (b) the principal amount of the 10% Notes to be redeemed.

The indenture governing the 10% Notes contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and the sale of assets (all as defined in the indenture and other agreements). As of December 31, 2011, the Company had the capacity to make certain payments, including dividends, under the 10% Notes

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

of approximately $25.0 million. As of December 31, 2011, we were in compliance with all covenants under the indenture that governs the 10% Notes.

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

The ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility. As of December 31, 2011, the Company had approximately $42.0 million in outstanding borrowings and approximately $14.7 million in outstanding letters of credit under the ABL Facility and, based on the December 31, 2011 borrowing base calculations, the Company had excess availability of approximately $203.9 million under the ABL Facility.

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

The interest rates applicable to loans under the ABL Facility are, at the Company’s option, equal to either an adjusted LIBOR rate for a one, two, three or six month interest period (or a nine or twelve month period, if available) or an alternate base rate chosen by the Company, plus an applicable margin percentage ranging from 2.25% to 2.75% for U.S. Borrowings, and 1.25% to 1.75% for Canadian Borrowings, depending on the Company’s Average Excess Availability (as defined in the ABL Facility). The alternate base rate will be the greater of (1) the Federal Funds rate plus 0.50%, (2) 1.00% plus the LIBOR rate for a 30 day interest period as determined on such day, or (3) the prime rate. Interest shall be payable at the end of the selected interest period, but no less frequently than quarterly. At December 31, 2011, the weighted average interest rate on the ABL Facility was approximately 2.93%.

The Company will be required to deposit cash daily from its material deposit accounts (including all concentration accounts) into collection accounts maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit, if (i) excess availability (as defined in the ABL Facility) falls below the greater of $35.0 million or 15% of the borrowing base or (ii) an event of default has occurred and is continuing. In addition, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing, the Company will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.1 to 1.0. The Company’s ability to meet the required fixed charge coverage ratio can be affected by events beyond its control. A breach of any of these covenants could result in a default under the ABL Facility. Based on the December 31, 2011 borrowing base calculations, at December 31, 2011, the Company had approximately $164.8 million of excess availability before triggering the cash deposit requirements as discussed above.

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

The credit agreement for the ABL Facility contains certain restrictive financial and operating covenants, including covenants that restrict the Company’s ability and the ability of its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. At December 31, 2011, the Company's 10% Notes

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

were the most restrictive. As of December 31, 2011, we were in compliance with all covenants under the agreement that governs the ABL Facility.

On February 3, 2012, the Company voluntarily repaid $25.0 million of outstanding borrowings under its ABL Facility and, accordingly, has classified such amount as current maturities of long-term debt in the accompanying consolidated balance sheet at December 31, 2011.

Other Indebtedness

At December 31, 2010, the Company's subsidiary, Best, was not in compliance with certain maintenance covenants with respect to one of its loan agreements with borrowings outstanding of approximately $1.4 million. As a result, the Company reclassified the long-term portion of outstanding borrowings under this agreement of approximately $0.6 million as a current liability on its consolidated balance sheet at December 31, 2010.  The lender did not take any action related to the covenant noncompliance at that time.  The next measurement date for the maintenance covenant was for the year ended December 31, 2011 and the Company believed it was probable that Best would not be in compliance with such covenants at such time. In the event this lender accelerated this loan, additional indebtedness of Best under a different loan agreement with borrowings outstanding of approximately $1.7 million at December 31, 2010 could have also become immediately due and payable if such cross-default was not waived. As a result, the Company also reclassified the long-term portion of this additional indebtedness of approximately $0.9 million as a current liability on its consolidated balance sheet at December 31, 2010. The remaining amounts outstanding under these debt agreements of approximately $1.4 million at December 31, 2011 are due in 2012 and are classified as current maturities of long-term debt at December 31, 2011.

Mortgage notes payable of approximately $2.1 million outstanding at December 31, 2011 includes various mortgage notes and other related indebtedness payable in installments through 2019. These notes have a weighted average interest rate of approximately 3.0% and are collateralized by property and equipment with an aggregate net book value of approximately $7.3 million at December 31, 2011.

Other obligations, including capital leases, of approximately $16.1 million outstanding at December 31, 2011 include borrowings relating to equipment purchases, notes payable issued for acquisitions and other borrowings bearing interest at rates ranging from approximately 2.1% to 15.0% and maturing at various dates through 2018. Approximately $10.0 million of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $13.4 million at December 31, 2011.

Scheduled Maturities

The maturities for the Company’s notes, mortgage notes and obligations payable (excluding approximately $16.3 million of debt discount) were:

Year Ended December 31,	Debt Obligation Maturities
(Amounts in millions)
2012	$32.5
2013	8.5
2014	5.8
2015	22.6
2016	3.9
Thereafter	1,086.2

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

9.	SHARE-BASED COMPENSATION

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

Under the 2009 Plan, 2,153,110 shares were authorized for grant through December 17, 2019, of which 1,076,555 may be in the form of incentive stock options. The maximum number of shares for which options and stock appreciation rights may be granted to any participant in any calendar year is 627,990, and the maximum number of shares with respect to other awards denominated in shares in any calendar year is 627,990. The maximum value of cash payable with respect to awards denominated in cash or property that may be granted to any participant in any plan year is $5.0 million, subject to certain adjustments as defined. In the event that any outstanding award expires, is forfeited, canceled or otherwise terminated without the issuance of shares or is otherwise settled for cash, the shares subject to such award shall again be available for awards. At December 31, 2011, there are 867,203 remaining shares available for grant under the Incentive Plan. The number of shares available for grant under the Incentive Plan as of December 31, 2011 includes 100,000 shares of restricted common stock with performance-based vesting awarded to Mr. Clarke effective December 30, 2011 pursuant to his employment agreement. These shares are not deemed granted as of December 31, 2011 for purposes of ASC 718 because the related performance goals were not determined by the Board of Directors as of that date.

Stock Options

Options granted under the Plan generally vest at the rate of 20% on each anniversary of the grant date, beginning with the first anniversary of the grant date, with 100% vesting upon the fifth anniversary of the grant date and, unless terminated earlier, expire on the tenth anniversary of the grant date.

The following table summarizes the Company's common stock option transactions for the years ended December 31, 2011 and 2010. No options were exercised during 2010 or 2009.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
Outstanding, December 31, 2009	710,731	$17.50
Granted	92,000	22.61
Forfeited	(21,750)	17.50
Outstanding, December 31, 2010	780,981	18.10
Granted	210,000	26.82
Exercised	(28,928)	17.50		$0.7
Forfeited	(244,937)	17.50
Canceled	(2,250)	17.50
Outstanding, December 31, 2011	714,866	20.89	8.6

Options vested and exercisable as of December 31, 2011	227,466	$17.91	7.9	$1.9

Remaining options expected to vest as of December 31, 2011	458,660	$22.45	8.9	$2.0

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

(1)
The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between the estimated fair value of the Company's stock on December 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based upon the fair market value of the Company's common stock.

The weighted average grant date fair value of options granted was approximately $11.37, $8.05 and $4.66 during the years ended December 31, 2011, 2010 and 2009, respectively.

The estimated fair value of the options granted was measured on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2011	2010	2009
Risk-Free Interest Rate	1.37%	2.39%	2.19%
Expected Term	6.5 years	5.78 years	5.78 years
Expected Volatility	40.7%	55.0%	55.0%
Expected Dividend Yield	—%	—%	—%

The risk-free interest rate for periods within the life of the option is based upon a blend of U.S. Treasury bond rates with maturities equal to the expected term of the options. Prior to December 2011, the expected term assumption was derived using a binomial model analysis. Commencing with grants made in December 2011, the expected term assumption was derived using the simplified method, as described in SEC Staff Accounting Bulletin Topic 14.D.2, "Share-Based Payment - Certain Assumptions Used in Valuation Methods". This change in estimation methodology did not have a material impact on the resulting estimated fair value of options granted. The expected volatility assumption is based upon the historical volatility of comparable public companies’ stock as well as the implied volatility of outstanding options for the comparable companies that had such options. The dividend yield represents the expected dividends on the Company's common stock for the expected term of the option.

As of December 31, 2011, there was approximately $3.6 million of unrecognized compensation cost related to stock options granted under the Incentive Plan. This cost is expected to be recognized on a straight-line basis over a weighted average period of approximately 3.6 years. Total compensation expense related to stock options was approximately $0.4 million and $0.8 million for 2011 and 2010, respectively. The related tax benefit recognized for 2010 totaled approximately $0.3 million. There was no tax benefit recorded for 2011. No compensation cost was recognized during the 2009 Successor Period for stock options.

Restricted Stock

The Company has awarded performance based restricted shares of common stock to certain key employees. These shares are eligible to become vested in annual installments beginning in 2010 based upon the achievement of specified levels of Adjusted EBITDA, as defined, for each of the years ended December 31, 2010, 2011, 2012 and 2013. The shares, if any, are vested as of December 31 of each year. However, as the number of shares vesting is contingent upon the Company's financial results, determined based upon the issuance of audited financial statements, the actual issuance of shares to recipients does not occur until the first quarter of the following year.

The Company has also awarded time-based restricted shares of common stock to certain key employees. These shares vest annually, on the anniversary of the date of grant, over three or five years provided the recipient remains employed by the Company.

Restricted stock has the same cash dividend and voting rights as other common stock and, once issued, is considered to be legally issued and outstanding (even when unvested). Recipients of restricted stock are entitled to receive dividends when and if the Company pays a cash dividend on its common stock. Such dividends are payable only upon the vesting of the related restricted shares.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

The following table summarizes the Company's restricted stock activity for the years ended December 31:

	2011		2010
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, Beginning of Year	526,220	$11.29	710,731	$11.29
Granted	105,616	29.04	2,000	10.85
Vested	(500)	10.85	(174,761)	11.29
Forfeited	(264,484)	11.76	(11,750)	11.29
Unvested, End of Year	366,852	$16.06	526,220	$11.29

The aggregate fair value of shares vesting during 2011 and 2010 was approximately $0 million and $2.0 million, respectively. No shares vested during the 2009 Successor Period.

Of the total number of unvested shares of restricted stock at December 31, 2011, 266,236 were performance based awards with a weighted average estimated grant date fair value of approximately $11.29 per share, and 100,616 were time-based awards with a weighted average estimated grant date fair value of approximately $28.70. The cost of the performance based restricted stock awards, calculated as the estimated grant date fair value, net of estimated forfeitures, is being recognized as it becomes probable that the restricted shares, or any portion thereof, will vest. The cost of the time-based restricted stock awards, net of estimated forfeitures, is being recognized on a straight-line basis over the related vesting period. The fair value of the 2011 and 2010 grants is based upon the closing price of the Company's stock on the date of grant. The fair value of the 2009 grants was estimated using a combination of the income and market approaches. Total compensation expense recognized in 2011 and 2010 related to restricted stock was approximately $0.2 million and $2.0 million, respectively. The related tax benefit recognized for 2011 and 2010 totaled approximately $0.1 million and $0.8 million, respectively. No compensation cost was recognized during the 2009 Successor Period for restricted stock awards. At December 31, 2011, there was approximately $5.4 million of unrecognized compensation cost with respect to restricted stock granted under the Incentive Plan. This cost is expected to be recognized over a weighted average period of approximately 3.1 years.

The targeted Adjusted EBITDA for 2013 has not been established. Therefore, under ASC 505-50, “Equity-Based Payments to Non-Employees”, a measurement date has not occurred for accounting purposes with respect to the shares expected to vest in that year.

Predecessor Stock-Based Compensation

At December 31, 2008, certain employees and consultants held approximately 23,269 C-1 units and approximately 40,745 C-2 units, which represented equity interests in THL-Nortek Investors, LLC (“Investors LLC”), the parent of NTK Holdings, Inc., that functioned similar to stock awards. The C-1 units vested pro rata on a quarterly basis over a three-year period and approximately 23,116 were vested at December 31, 2008. The total fair value of the C-1 units was approximately $1.2 million and approximately $0.1 million remained to be amortized at December 31, 2008. The Predecessor recorded stock-based compensation charges in SG&A of approximately $0.1 million for the 2009 Predecessor Period. These units were cancelled in connection with the Reorganization.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

10.	PENSION, PROFIT SHARING AND OTHER POST RETIREMENT BENEFITS

Nortek and its subsidiaries have various pension, supplemental retirement plans for certain officers, profit sharing and other post retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension, profit sharing and other post retirement health benefit expense charged to operations aggregated approximately $4.3 million, $3.8 million, $0.2 million and $5.9 million for 2011, 2010, the 2009 Successor period and the 2009 Predecessor period, respectively.

The increase in pension, profit sharing and other post retirement health benefit expense for 2011 over 2010 is primarily attributable to the reinstatement of the 401(k) matching contribution in the C-HVAC and TECH segments and acquisitions in the TECH segment, which added approximately $0.5 million to expense. These increases were partially offset by a reduced interest cost and favorable investment return for the Company's defined benefit plans in 2010.

The decrease in pension, profit sharing and other post retirement health benefit expense for 2010 over the 2009 Successor and Predecessor periods is primarily attributable to the elimination of the deferred loss recognition component of pension expense, reduced service and interest costs and favorable investment return for the Company's defined benefit plans. All outstanding amortization items were recognized during fiscal 2009 as part of fresh-start accounting (Note 3, "Fresh-Start Accounting"). Also contributing to the decrease was the suspension of the 401(k) matching contribution and reductions in profit sharing expense in 2010 in the C-HVAC segment, offset by an increase in profit sharing expense in the RVP segment.

The Company’s policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. In 2012, the Company expects to contribute approximately $9.4 million (unaudited) to its defined benefit pension plans.

Pension Benefits

The table that follows provides a reconciliation of pension benefit obligations for the periods presented:

	December 31,
	2011	2010
	(Amounts in millions)
Change in benefit obligation:
Benefit obligation at January 1,	$166.1	$159.5
Service cost	0.5	0.4
Interest cost	8.5	8.9
Gain due to foreign exchange	(0.2)	(1.0)
Actuarial loss, excluding assumption changes	5.3	1.2
Actuarial loss due to assumption changes	15.3	9.3
Benefits and expenses paid	(11.7)	(12.2)
Benefit obligation at December 31,	$183.8	$166.1

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

The table that follows provides a reconciliation of plan assets for the periods presented:

	December 31,
	2011	2010
	(Amounts in millions)
Change in plan assets:
Fair value of plan assets at January 1,	$124.1	$116.6
Actual (loss) gain on plan assets	(1.1)	15.8
Loss due to foreign exchange	(0.1)	(0.9)
Employer contribution	7.9	4.8
Benefits and expenses paid	(11.7)	(12.2)
Fair value of plan assets at December 31,	$119.1	$124.1

As of December 31, 2011 and 2010, all of the Company's plans were underfunded. The table that follows provides a reconciliation of the funded status of plans for the periods presented:

	December 31,
	2011	2010
	(Amounts in millions)
Funded status and statement of financial position:
Fair value of plan assets at December 31,	$119.1	$124.1
Benefit obligation at December 31,	183.8	166.1
Funded status at December 31,	$(64.7)	$(42.0)

The following amounts were recognized in the accompanying consolidated balance sheet for the Company’s defined benefit plans at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(Amounts in millions)
Current liabilities	$0.7	$0.6
Non-current liabilities	64.0	41.4
	$64.7	$42.0

The following amounts were recognized in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(Amounts in millions)
Actuarial loss, net of tax benefit of approximately $10.4 million and $0.6 million, respectively	$(20.5)	$(1.5)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company's pension plans with accumulated benefit obligations in excess of plan assets were approximately $183.8 million, $183.4 million and $119.1 million, respectively, as of December 31, 2011. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company's pension plans with accumulated benefit obligations in excess of plan assets were approximately $166.1 million, $166.0 million and $124.1 million, respectively, as of December 31, 2010.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

At December 31, 2011, the expected future benefit payments for the defined benefit plans were as follows:

Year Ended December 31,	Defined Benefit Plan Payments
(Amounts in millions)
2012	$11.8
2013	11.9
2014	12.0
2015	12.1
2016	12.3
2017-2021	62.9

The Company’s pension plan assets by asset category and by investment objective for equity securities, investment funds and investments in limited partnerships are shown in the tables below. Pension plan assets for the foreign plan relate to the Company’s pension plan in the United Kingdom.

	December 31, 2011		December 31, 2010
	Investment	% of Total	Investment	% of Total
	(Dollar amounts in millions)
Asset Category
Interest bearing cash:
Domestic plans	$1.7	1.4%	$2.3	1.9%
Government securities:
Domestic plans	4.8	4.0	3.2	2.6
Corporate debt:
Domestic plans	9.6	8.1	11.1	8.9
Equity securities:
Domestic plans	18.0	15.1	21.1	17.0
Investment funds:
Domestic plans	51.9	43.6	53.5	43.1
Investments in limited partnerships:
Domestic plans	5.1	4.3	5.5	4.4
Investments in pooled pension funds:
Foreign plan	26.4	22.2	25.9	20.9
Other investments:
Domestic plans	1.6	1.3	1.5	1.2
Total plan assets	$119.1	100.0%	$124.1	100.0%
Equity Securities by Investment Objective:
Domestic large cap value	$—	—%	$3.9	3.1%
Domestic mid cap growth	5.3	4.4	4.0	3.2
Domestic mid cap value	7.6	6.4	8.1	6.5
Domestic small cap value	5.1	4.3	5.1	4.2
	$18.0	15.1%	$21.1	17.0%

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

The investment objective for equity securities represents the principal criteria by which investment manager performance is evaluated. Individual investments included within these groupings may include foreign or other equity investments that are reflective of the overall investment objective for the investment manager.

	December 31, 2011		December 31, 2010
	Investment	% of Total	Investment	% of Total
	(Dollar amounts in millions)
Investment Funds by investment objective:
Domestic large cap growth	$—	—%	$4.2	3.4%
Domestic large cap value	3.6	3.0	—	—
International value	6.4	5.5	3.5	2.8
International core	5.4	4.5	10.2	8.2
Domestic mid cap value	5.7	4.8	4.1	3.3
Domestic small cap value	5.4	4.5	5.5	4.4
Domestic small cap core	3.0	2.5	3.2	2.6
International macro hedge	1.6	1.3	2.5	2.0
Fixed income	20.8	17.5	20.3	16.4
	$51.9	43.6%	$53.5	43.1%

Investments in Limited Partnerships by investment objective:
Domestic large cap core	$2.6	2.2%	$2.5	2.0%
International core	2.5	2.1	2.9	2.3
Domestic mid cap value	—	—	0.1	0.1
	$5.1	4.3%	$5.5	4.4%

Investments in pooled pension funds by investment objective:
Fixed income	$10.5	8.8%	$10.4	8.4%
International hedge	15.9	13.4	15.5	12.5
	$26.4	22.2%	$25.9	20.9%

The Company’s overall weighted-average asset allocations for its domestic and foreign plans at December 31, 2011 and 2010 are as follows:

	December 31,
Asset Category	2011	2010
Cash and cash equivalents	1.4%	1.9%
Equity based	58.9%	60.6%
Fixed income based	39.7%	37.5%
	100.0%	100.0%

The Company’s domestic qualified defined benefit plans’ and foreign pension plan’s assets are invested to maximize returns without undue exposure to risk. The domestic plans investment objectives are to produce a total return exceeding the median of a universe of portfolios with similar average asset allocation and investment style objectives, and to earn a return, net of fees, greater or equal to the long-term rate of return used by the Company in determining pension expense. The foreign plan investment objectives for the fixed income pooled pension fund are to provide capital growth and income primarily through investment in non-government debt securities. The foreign plan investment objectives for the international hedge pooled pension fund are to provide positive investment returns in all market conditions over the medium to long-term and the investment strategies include the use of advanced derivative techniques that result in a highly diversified portfolio. As indicated in the tables above, investment risk for both the domestic and foreign plans are controlled by maintaining a portfolio of assets

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

that is diversified across a variety of asset classes and investment styles in order to minimize exposure with respect to the size of individual securities and industry concentration. The domestic plans use a variety of investment managers who are evaluated on a quarterly basis while the foreign plan uses two investment funds to manage its assets. The plans’ asset allocation policies are consistent with the established investment objectives and risk tolerances. The asset allocation policies are developed by examining the historical relationships of risk and return among asset classes, and are designed to provide the highest probability of meeting or exceeding the return objectives at the lowest possible risk. For 2012, the domestic plans’ target allocation is 56.5% for equity based investments, 42.0% for fixed income based investments and 1.5% for cash. The foreign plan target allocation for 2012 is to split the pension assets broadly into 60.0% growth investments and 40.0% bond investments consistent with the portfolio benchmark for 2011.

The following tables sets forth by level, within the fair value hierarchy (see Note 4, “Summary of Significant Accounting Policies”), the pension plan assets carried at fair value as of December 31, 2011 and 2010:

	Assets at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Amounts in millions)
Interest-bearing cash	$1.7	$—	$—	$1.7
U.S. government securities	4.8	—	—	4.8
Corporate debt	9.6	—	—	9.6
Equity securities	18.0	—	—	18.0
Investment funds	51.9	—	—	51.9
Investments in limited partnerships	—	—	5.1	5.1
Investments in pooled pension funds	26.4	—	—	26.4
Other long-term investments	1.6	—	—	1.6
Total investments at fair value	$114.0	$—	$5.1	$119.1

	Assets at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Amounts in millions)
Interest-bearing cash	$2.3	$—	$—	$2.3
U.S. government securities	3.2	—	—	3.2
Corporate debt	11.1	—	—	11.1
Equity securities	21.1	—	—	21.1
Investment funds	53.5	—	—	53.5
Investments in limited partnerships	—	—	5.5	5.5
Investments in pooled pension funds	25.9	—	—	25.9
Other long-term investments	1.5	—	—	1.5
Total investments at fair value	$118.6	$—	$5.5	$124.1

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2011:

Investments in Limited Partnerships
(Amounts in millions)
Balance, beginning of year	$5.5
Net decline in the value of investments	(0.4)
Balance, end of year	$5.1

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

The assumptions used in determining pension, supplemental retirement plans and post retirement costs and the projected benefit obligation are as follows:

For the Year Ended December 31,
	2011	2010	2009
Discount rate for projected benefit obligation	3.00% - 4.70%	4.00% - 5.40%	4.50% - 6.00%
Discount rate for pension costs	4.00% - 5.40%	4.50% - 6.00%	4.50% - 6.00%
Expected long-term average return on plan assets	6.72% - 7.75%	6.72% - 7.75%	6.75% - 7.75%
Rate of compensation increase	2.00% - 3.00%	2.00% - 3.00%	2.00% - 3.00%

The Company utilizes long-term investment-grade bond yields as the basis for selecting a discount rate by which plan obligations are measured. An analysis of projected cash flows for each plan is performed in order to determine plan-specific duration. Discount rates are selected based on high quality corporate bond yields of similar durations.

The Company’s net periodic benefit cost for its defined benefit plans for the periods presented consist of the following components:

	Successor			Predecessor
	Jan. 1, 2011 -	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009
	(Amounts in millions)
Service cost	$0.5	$0.4	$—	$0.6
Interest cost	8.5	8.9	0.4	8.9
Expected return on plan assets	(9.3)	(8.5)	(0.4)	(7.1)
Recognized actuarial loss	—	—	—	0.6
Net periodic benefit (income) cost	$(0.3)	$0.8	$—	$3.0

The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial gains and losses. These amounts will be recognized in future periods as components of net periodic pension cost. The Company expects to recognize approximately $0.8 million in accumulated other comprehensive income as components of net periodic benefit cost in the year ended December 31, 2012.

Other changes in assets and obligations recognized in other comprehensive income (loss) for 2011, 2010, the 2009 Successor Period and the 2009 Predecessor Period consist of net losses of approximately $20.5 million (net of tax of approximately $10.4 million), net losses of approximately $2.3 million (net of tax of approximately $0.9 million), net gains of approximately $0.8 million (net of tax of approximately $0.3 million) and net gains of approximately $5.2 million (net of tax of approximately $1.8 million), respectively.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Non-Pension Post Retirement Health Benefits

The table that follows provides a reconciliation of the benefit obligations of the Company’s post retirement health benefit plans for the periods presented:

	December 31,
	2011	2010
	(Amounts in millions)
Change in benefit obligation:
Benefit obligation at January 1,	$6.9	$6.7
Interest cost	0.2	0.3
Actuarial gain excluding assumption changes	(1.1)	(0.1)
Actuarial loss due to assumption changes	0.1	0.1
Benefits and expenses paid	(0.8)	(0.1)
Benefit obligation at December 31,	$5.3	$6.9

The table that follows provides a reconciliation of the plan assets of the Company’s post retirement health benefit plans for the periods presented:

	December 31,
	2011	2010
	(Amounts in millions)
Change in plan assets:
Fair value of plan assets at January 1,	$—	$—
Employer contribution	0.8	0.1
Benefits and expenses paid	(0.8)	(0.1)
Fair value of plan assets at December 31,	$—	$—

The table that follows provides a reconciliation of the funded status of the Company’s post retirement health benefit plans for the periods presented:

	December 31,
	2011	2010
	(Amounts in millions)
Funded status and statement of financial position:
Fair value of plan assets	$—	$—
Benefit obligation	5.3	6.9
Funded status at December 31,	$(5.3)	$(6.9)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

The following amounts were recognized in the accompanying consolidated balance sheet for the Company’s post retirement health benefit plans at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(Amounts in millions)
Current liabilities	$3.3	$0.4
Non-current liabilities	2.0	6.5
	$5.3	$6.9

At December 31, 2011, the expected post retirement health benefit payments for the Company's post retirement health benefit plans were as follows:

Year Ended December 31,	Post Retirement Health Benefit Payments
(Amounts in millions)
2012	$3.3
2013	0.3
2014	0.3
2015	0.3
2016	0.3
2017-2021	1.0

The Company’s net periodic benefit cost for its post retirement health benefit plans for the periods presented consists of the following components:

	Successor			Predecessor
	Jan. 1, 2011 -	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009
	(Amounts in millions)
Interest cost	$0.2	$0.3	$—	$0.3
Settlement gain	(0.1)	—	—	—
Amortization of prior service cost	(0.1)	—	—	(0.2)
Net periodic post-retirement health benefit cost	$—	$0.3	$—	$0.1
The Company's net periodic benefit cost for its post retirement health benefit plans for 2011 reflects settlement accounting resulting from the retirement of Mr. Bready in the second quarter of 2011 (see Note 15, "Retirement of Richard L. Bready").

The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial gains and losses. These amounts will be recognized in future periods as components of net periodic pension cost. The Company expects to recognize a credit of approximately $0.2 million in accumulated other comprehensive income as components of net periodic benefit cost in the year ended December 31, 2012.

The amount recognized in other comprehensive income (loss) for 2011 was a net gain of approximately $0.5 million (net of tax of approximately $0.3 million) and for the 2009 Predecessor Period was a loss of approximately $0.4 million. At December 19, 2009, prior to the fresh-start adjustment to eliminate accumulated other comprehensive income, a gain of approximately $0.2 million was recognized in other comprehensive income. There were no amounts recognized in accumulated other comprehensive income for 2010 or the 2009 Successor Period.

For purposes of calculating the post retirement health benefit cost, a medical inflation rate of 7.50% and 8.25% was assumed for 2011 and 2010, respectively. For both 2011 and 2010, the rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2014. A one percentage point change in assumed health care cost trends does not have a significant effect on the amount of liabilities recorded in the consolidated balance sheet at December 31, 2011.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

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

At December 31, 2011, the Company is obligated under operating lease agreements for the rental of certain real estate and machinery and equipment used in its operations. At December 31, 2011, future minimum rental obligations aggregated approximately $77.7 million and are payable as follows:

Year Ended December 31,	Future Minimum Rental Obligations
(Amounts in millions)
2012	$21.5
2013	17.6
2014	12.6
2015	8.3
2016	5.2
Thereafter	12.5

Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Under certain of these lease agreements, the Company or its subsidiaries are also obligated to pay insurance and taxes.

Rental expense charged to continuing operations in the accompanying consolidated statement of operations was approximately $31.2 million, $32.2 million, $1.2 million and $31.5 million for 2011, 2010, the 2009 Successor Period and the 2009 Predecessor Period, respectively.

The Predecessor’s former subsidiary, Ply Gem, guaranteed third party obligations relating to rental payments through June 30, 2016 for a facility leased by a former subsidiary, which was sold on September 21, 2001. The Predecessor indemnified these guarantees in connection with the sale of Ply Gem on February 12, 2004. During the 2009 Predecessor Period, the Predecessor paid approximately $3.3 million in exchange for a release from the indemnification agreement. This event resulted in a reduction of approximately $3.9 million to SG&A in the accompanying consolidated statement of operations for the 2009 Predecessor Period. In connection with the bankruptcy, the Company recovered approximately $1.2 million from the settlement and recognized this amount in Gain on Reorganization Items, net in the accompanying consolidated statement of operations.

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications of approximately $5.5 million at December 31, 2011, of which approximately $2.3 million are recorded in accrued expenses and approximately $3.2 million are recorded in other long-term liabilities in the accompanying consolidated balance sheet.  At December 31, 2011, the undiscounted future payments related to these indemnifications are estimated to be approximately $6.0 million.  At December 31, 2010, the Company had recorded liabilities in relation to these indemnifications of approximately $5.7 million, of which approximately $2.2 million was recorded in accrued expenses and approximately $3.5 million was recorded in other long-term liabilities in the accompanying consolidated balance sheet.

The Company sells a number of products and offers a number of warranties including, in some instances, extended warranties for which the Company receives proceeds.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs that may be incurred under its warranties, with the exception of extended warranties, and records a liability for such costs at the time of sale.  Deferred revenue from extended warranties is recorded at estimated fair value and is amortized over the life of the warranty and periodically reviewed to ensure that the amount recorded is equal to or greater than estimated future costs.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary. In 2010, these assessments resulted in a reduction to the Company's warranty liability by approximately $4.8 million, thereby decreasing net loss by approximately $3.0 million, or approximately $0.20 per share.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Changes in the Company’s combined short-term and long-term warranty liabilities (see Note 14, “Accrued Expenses and Taxes, Net and Other Long-Term Liabilities”) during the periods presented are as follows:

	December 31,
	2011	2010
	(Amounts in millions)
Balance, beginning of period	$55.9	$54.3
Warranties provided during period	26.3	29.4
Settlements made during period	(29.7)	(25.2)
Changes in liability estimate, including expirations and acquisitions	3.8	(2.6)
Balance, end of period	$56.3	$55.9

In the fourth quarter of 2009, two of the Company's subsidiaries in the TECH segment began shipping security products to a new customer under an agreement to manufacture and sell these security products. Under this agreement, the Company recognized net sales of approximately $98.1 million and $52.1 million during 2011 and 2010, respectively. The agreement includes payment terms which are extended beyond the subsidiaries' normal payment terms. The Company has determined that cash basis accounting treatment is appropriate for revenue recognition under this agreement. Accordingly, the Company has deferred revenue recognition on approximately $6.3 million and $9.2 million of net sales at December 31, 2011 and 2010, respectively, and recorded the cost basis of related inventory shipped of approximately $4.8 million and $6.5 million at December 31, 2011 and 2010, respectively, in other current assets in the accompanying consolidated balance sheet. In addition, included in inventory is approximately $3.5 million and $6.1 million at December 31, 2011 and 2010, respectively, of inventory related to this customer. As only limited cash collection history was available in periods prior to December 31, 2009, the Company recorded loss contingency reserves of approximately $3.0 million against cost of products sold in 2009. Based on collection experience with this customer throughout 2010, the Company believed that it would be able to recover all revenue on the inventories shipped to this customer. Based on this, in the third quarter of 2010, the Company reversed the $3.0 million loss contingency reserve that was previously provided against cost of products sold in 2009.

During the fourth quarter of 2011, the customer made approximately $13.3 million of delinquent payments that were scheduled to be received in the third quarter of 2011. In the fourth quarter, the customer notified the Company of a product recall issue related to certain products that the Company provided to the customer who in turn sold such products to third parties. The Company has agreed to reimburse the customer approximately $4.5 million for the cost of this recall, and this amount was charged to earnings in 2011. The Company made approximately $4.2 million in progress payments to the customer for the product recall in the fourth quarter of 2011, including approximately $1.3 million which was withheld by the customer from a payment made in December. As of December 31, 2011, the customer owed the Company $6.3 million, substantially all of which was received in the first quarter of 2012. The Company will work towards maintaining a longer ongoing relationship beyond 2012, but cannot offer any assurance that it will be successful. The Company will continue to closely monitor the situation with this customer. As the Company records revenue on the cash basis of accounting for this customer, the failure to receive scheduled payments in the future would result in a corresponding reduction to the Company's revenue and cost of goods sold.

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

The Company has undertaken several voluntary product recalls and reworks over the past several years, and additional product recalls and reworks could result in material costs. Many of the Company's products, especially certain models of bath fans, range hoods, and residential furnaces and air conditioners, have a large installed base, and any recalls and reworks related to

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

products with such a base could be particularly costly. The costs of product recalls and reworks are not generally covered by insurance. Any recalls or reworks may adversely affect the Company's reputation as a manufacturer of high-quality, safe products and could have a material adverse effect on its financial condition, results of operations and cash flows.

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

The Company's performance is significantly impacted by the levels of residential replacement and remodeling activity, as well as the levels of residential and non-residential new construction. New residential and non-residential construction activity and, to a lesser extent, residential remodeling and replacement activity, are affected by seasonality and cyclical factors such as interest rates, credit availability, inflation, consumer spending, employment levels and other macroeconomic factors, over which the Company has no control.

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

The TECH segment manufactures and distributes a broad array of products designed to provide convenience and security for residential and certain commercial applications. The principal product categories sold in this segment include audio/video distribution and control equipment, security and access control products, and digital display mounting and mobility products.

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

Sales of the Company’s kitchen range hoods and exhaust fans within the RVP segment accounted for approximately 11.9% and 9.2%, respectively, of consolidated net sales for 2011, approximately 14.1% and 10.3%, respectively, of consolidated net sales in 2010 and approximately 14.2% and 10.3%, respectively, of consolidated net sales in 2009. Sales of the Company’s commercial air handlers within the C-HVAC segment accounted for approximately 11.4%, 10.9% and 11.9% of consolidated net sales in 2011, 2010 and 2009, respectively. Sales of the Company's digital display mounting and mobility products accounted for approximately 12.7% of consolidated net sales in 2011. No other single product class accounts for 10% or more of consolidated net sales.

The accounting policies of the segments are the same as those described in Note 4, “Summary of Significant Accounting Policies”. The Company evaluates segment performance based on operating earnings before allocations of corporate overhead

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

costs. Intersegment net sales and intersegment eliminations are not material for any of the periods presented. The financial statement impact of all purchase accounting adjustments, including intangible assets amortization and goodwill, are reflected in the applicable operating segment, which are the Company’s reporting units, with the exception of the TECH operating segment, which has two reporting units. Unallocated assets consist primarily of cash and cash equivalents, marketable securities, prepaid and deferred income taxes, deferred debt expense and long-term restricted investments and marketable securities.

Net sales and operating earnings (loss) for the Company’s segments and pre-tax (loss) earnings for the Company are presented in the table that follows for the periods presented:

	Successor			Predecessor
	Jan. 1, 2011 -	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009
	(Amounts in millions)
Net sales:
Residential ventilation products	$591.2	$602.7	$15.1	$567.9
Technology products	735.8	463.6	13.3	387.5
Residential HVAC products	378.6	470.5	8.9	417.3
Commercial HVAC products	434.9	362.5	6.7	391.2
Consolidated net sales	$2,140.5	$1,899.3	$44.0	$1,763.9
Operating earnings (loss):
Residential ventilation products (1)	$32.6	$56.1	$0.7	$53.3
Technology products (2)	57.6	12.1	1.0	(275.0)
Residential HVAC products (3)	1.4	23.6	(0.8)	16.0
Commercial HVAC products (4)	12.0	5.7	(2.0)	41.7
Subtotal	103.6	97.5	(1.1)	(164.0)
Unallocated:
Pre-petition reorganization items	—	—	—	(22.5)
Executive retirement (Note 15)	(8.7)	—	—	—
Loss contingency related to the Company’s indemnification of a lease guarantee	—	—	—	3.9
Unallocated, net (5)	(31.8)	(26.9)	(0.1)	(20.8)
Consolidated operating earnings (loss)	63.1	70.6	(1.2)	(203.4)
Interest expense	(105.6)	(95.7)	(3.6)	(135.6)
Loss from debt retirement	(33.8)	—	—	—
Investment income	0.1	0.1	—	0.2
Loss before gain on reorganization items, net	(76.2)	(25.0)	(4.8)	(338.8)
Gain on reorganization items, net (Note 3)	—	—	—	619.1
(Loss) earnings before (benefit) provision for income taxes	$(76.2)	$(25.0)	$(4.8)	$280.3

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

(1)
In 2011, includes (1) approximately $16.9 million (of which approximately $13.5 million was recorded during the fourth quarter of 2011) of severance and other charges relating to exit and disposal activities and (2) a decrease in product liability expense of approximately $8.2 million (of which approximately $7.9 million occurred in the fourth quarter of 2011) as compared to 2010 as a result of favorable settlement of claims primarily in the fourth quarter of 2011. In 2010, includes a reduction in warranty reserves of approximately $4.1 million due to the Company's change in estimate of expected warranty claims and a charge of approximately $1.9 million related to a product safety upgrade program. In 2009, includes approximately $1.9 million of severance charges related to certain reduction in workforce initiatives.

(2)
In 2011, includes approximately $1.2 million of severance and other charges relating to exit and disposal activities and approximately $4.9 million of additional warranty expense related to a certain customer. In 2010, includes approximately $4.5 million of severance and other charges related to the closure of certain facilities and a gain of approximately $3.0 million related to the reversal of a loss contingency reserve that was previously provided in 2009 related to one of the Company's subsidiaries. In 2009, includes a loss contingency reserve of approximately $3.0 million related to one of the Company's subsidiaries and valuation reserves of approximately $2.8 million related to certain assets of a foreign subsidiary that was shutdown in 2010.

(3)
In 2011, includes an increase in product liability expense of approximately $1.7 million as compared to 2010 resulting from a reduction in expense from favorable settlement of claims that occurred in 2010.

(4)
In 2011, includes a decrease of approximately $1.0 million in product liability expense as compared to 2010 primarily as a result of the favorable settlement of claims. In 2010, includes a reduction in warranty reserves of approximately $0.7 million due to the Company's change in estimate of expected warranty claims. In 2009, includes approximately $1.1 million of severance charges related to certain reduction in workforce initiatives implemented, approximately $1.3 million of expense related to early lease termination charges, and a gain of approximately $0.6 million related to the sale of assets related to one of the Company's foreign subsidiaries.

(5)
In 2011, includes approximately $0.8 million of CEO transition expenses and approximately $1.4 million of outside consulting fees relating to strategic reviews. In 2010, includes non-cash share-based compensation expense of approximately $2.0 million, a gain of approximately $2.7 million relating to the reversal of a portion of a loss contingency reserve provided in prior periods, and approximately $2.2 million of fees and expenses associated with the acquisition of Ergotron. In 2009, includes a gain of approximately $0.7 million related to the favorable settlement of litigation.

See Note 2, “Reorganization Under Chapter 11", Note 3, “Fresh-Start Accounting”, Note 7, “Income Taxes”, and Note 11, “Commitments and Contingencies”, with respect to certain other income (expense) items affecting segment earnings (loss).

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Depreciation expense, amortization expense and capital expenditures for the Company’s segments are presented in the table that follows for the periods presented:

	Successor			Predecessor
	Jan. 1, 2011 -	Jan. 1, 2010 -	Dec. 20, 2009 -	Jan. 1, 2009 -
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 19, 2009
	(Amounts in millions)
Depreciation Expense:
Residential ventilation products	$13.6	$16.2	$0.6	$13.1
Technology products	9.4	5.9	0.2	5.7
Residential HVAC products	11.6	14.4	0.6	10.0
Commercial HVAC products	6.4	5.8	0.2	5.8
Unallocated	0.2	0.2	—	0.4
Consolidated depreciation expense	$41.2	$42.5	$1.6	$35.0
Amortization expense:
Residential ventilation products(1)	$15.3	$18.4	$1.4	$7.0
Technology products(2)	30.3	18.4	1.6	10.3
Residential HVAC products(3)	1.2	1.7	0.2	0.7
Commercial HVAC products(4)	5.9	10.7	1.4	4.7
Unallocated	—	—	—	—
Consolidated amortization expense	$52.7	$49.2	$4.6	$22.7
Capital Expenditures:
Residential ventilation products	$4.9	$5.9	$0.1	$5.5
Technology products	8.5	3.3	0.1	2.5
Residential HVAC products	2.6	3.0	—	1.4
Commercial HVAC products	5.0	7.3	0.3	8.5
Unallocated	0.1	0.3	—	—
Consolidated capital expenditures	$21.1	$19.8	$0.5	$17.9

(1)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $1.4 million, $0.9 million and $0.4 million for 2010, the 2009 Successor and 2009 Predecessor Periods, respectively.

(2)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $7.5 million, $9.3 million and $1.2 million for 2011, 2010 and the 2009 Successor Period, respectively.

(3)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.4 million, $0.8 million, $0.2 million and $0.1 million for 2011, 2010, the 2009 Successor Period and the 2009 Predecessor Period, respectively.

(4)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.7 million and $0.8 million for 2010 and the 2009 Successor Period, respectively.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Segment assets at December 31, 2011 and 2010 for the Company’s reporting segments are presented in the table that follows:

	December 31,
	2011	2010
	(Amounts in millions)
Segment Assets:
Residential ventilation products	$670.0	$706.8
Technology products	748.2	762.9
Residential HVAC products	168.4	199.7
Commercial HVAC products	218.3	199.6
	1,804.9	1,869.0
Unallocated:
Cash and cash equivalents, including current restricted cash	58.3	57.8
Prepaid income taxes	38.7	16.9
Other assets, including long-term restricted investments and marketable securities	38.0	27.4
Consolidated assets	$1,939.9	$1,971.1

Foreign net sales were approximately 21.6%, 20.0%, 14.0% and 20.1% of consolidated net sales for 2011, 2010, the 2009 Successor Period and the 2009 Predecessor Period, respectively. Foreign net sales are attributed based on the location of the Company’s subsidiary responsible for the sale. Excluding financial instruments and deferred income taxes, foreign long-lived assets were approximately 10.5% and 9.9% of consolidated long-lived assets at December 31, 2011 and 2010, respectively.

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions. These risks are not significantly dissimilar among the Company’s four reporting segments. Accounts receivable from customers related to foreign operations was approximately 26.5% and 29.6% of total accounts receivable at December 31, 2011 and 2010, respectively.

No single customer accounts for 10% or more of consolidated net sales or accounts receivable.

13.	EXIT AND DISPOSAL ACTIVITIES

The Company has initiated various exit and disposal activities including, but not limited to, the following matters.

During 2010, the Company announced the formation of its new audio/visual control company within the TECH segment called The AVC Group, LLC ("The AVC Group"). Upon the formation of The AVC Group, the operations of Niles Audio Corporation, Elan Home Systems, L.L.C. and Xantech LLC were combined to improve the overall operational efficiencies of these companies. In conjunction with the formation of The AVC Group, the Company consolidated and shutdown certain of its facilities and, as a result, recorded net expenses within SG&A of approximately $0.4 million for 2011 consisting of severance and other expenses. During 2010, the Company recorded approximately $2.8 million (of which approximately $2.6 million was recorded within SG&A) of severance and other expenses related to this activity. The Company does not anticipate recording any additional expenses related to severance or other costs associated with this activity.

The Company has also restructured its Imerge Limited ("Imerge"), Aigis Mechtronics, Inc. ("Aigis") and Lite Touch, Inc. ("Lite Touch") facilities within the TECH segment. As a result, during 2011, the Company recorded expenses within SG&A and COGS of approximately $0.6 million and $0.2 million, respectively, related to severance and other costs. During 2010, the Company recorded expenses within SG&A of approximately $1.6 million related to these activities. The Company does not anticipate recording any additional expenses associated with these restructuring activities.

In 2011, management approved a plan to reduce costs and improve production efficiencies at the Company's subsidiary, Best,

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

including transferring certain operations from Italy to Poland. During 2011, the Company recorded expenses in the RVP segment of approximately $1.3 million and $14.4 million within SG&A and COGS, respectively, related to severance and other costs arising from the implementation of this plan. As the Company continues to restructure Best, it is possible that additional expenses may be incurred, however, at this point the Company does not expect to record any significant additional charges in 2012.

The following table sets forth the restructuring activity discussed above, and other less significant restructuring activity, in the accompanying consolidated statement of operations for 2011:

			Payments
	Balance		and Asset		Balance
	12/31/10	Provision	Write Downs	Other	12/31/11
	(Amounts in millions)
Employee Separation Expenses:
SG&A	$2.0	$2.1	$(3.3)	$(0.3)	$0.5
COGS	0.1	15.0	(3.3)	(0.8)	11.0
Total Employee Separation Expenses	2.1	17.1	(6.6)	(1.1)	11.5

Other Costs and Expenses:
SG&A	0.9	0.8	(1.6)	0.1	0.2
COGS	—	0.1	(0.1)	—	—
Total Other Costs and Expenses	0.9	0.9	(1.7)	0.1	0.2

Total Restructuring Activity:
SG&A	2.9	2.9	(4.9)	(0.2)	0.7
COGS	0.1	15.1	(3.4)	(0.8)	11.0
	$3.0	$18.0	$(8.3)	$(1.0)	$11.7

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other restructuring costs include expenses associated with asset write-downs, terminating other contractual arrangements, costs to prepare facilities for closure, and costs to move equipment and products to other facilities.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

14.	ACCRUED EXPENSES AND TAXES, NET AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes, net, included in current liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(Amounts in millions)
Payroll, pension and employee benefits	$53.7	$50.1
Product liability reserves	7.8	8.6
Worker's compensation reserves	1.4	0.8
Other insurance reserves, including employee health benefit accruals	5.6	5.5
Interest	13.5	10.7
Exit and disposal activities	3.5	3.0
Product warranty	29.2	28.9
Sales and marketing	30.2	32.9
Other, net	64.1	52.7
	$209.0	$193.2

Accrued expenses, included in other long-term liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(Amounts in millions)
Employee pension retirement benefit obligation	$64.0	$41.4
Product warranty	27.1	27.0
Post retirement health benefit obligations	2.0	6.5
Product liability reserves	58.4	57.8
Worker's compensation reserves	1.4	1.0
Other insurance reserves	4.1	4.1
Exit and disposal activities	8.2	—
Other, net	42.6	33.3
	$207.8	$171.1

15.	RETIREMENT OF RICHARD L. BREADY

On June 30, 2011, the Company announced that Richard L. Bready planned to retire from the positions of Chairman of the Board of Directors, President and Chief Executive Officer of the Company, effective as of July 1, 2011 (the “Retirement Date”). Under the terms of his agreement dated June 30, 2011 (the “Separation Agreement”), and in consideration for the observation by Mr. Bready of certain restrictive covenants for a period of 12 months after the Retirement Date, a release of claims against the Company, a non-disparagement covenant, and his agreement to provide certain consulting and transition services to the Company in connection with his retirement from the Company, Mr. Bready will receive: (i) a severance payment of $5,250,000, payable over 18 months in equal installments; (ii) a lump sum payment of $1,000,000 in lieu of the lifetime health and medical coverage which would have been due under Mr. Bready's existing employment agreement, with a tax gross-up; and (iii) approximately $750,000, payable over 18 months in equal installments in respect of certain perquisites set forth in Mr. Bready's employment agreement. Due to the requirements of Section 409A of the Internal Revenue Code of 1986, and pursuant to Company policy, the cash payments noted above that are due to Mr. Bready in connection with his separation from service will be delayed for a period of six months. Cash payments that are due to Mr. Bready in connection with his separation from service began on January 3, 2012. All unvested equity awards held by Mr. Bready as of the Retirement Date were forfeited, except that half of his stock options that would have vested in 2011 were deemed vested. Mr. Bready's vested stock options will remain exercisable until the earlier of (i) five years from the Retirement Date or (ii) the expiration date of the stock options. As a result, the Company recorded approximately $8.7 million of severance expense within SG&A during 2011 related to the Separation Agreement.

16.	SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

The table that follows summarizes unaudited quarterly financial data for 2011:

	For the Quarter Ended
	April 2	July 2	October 1	December 31
	(Amounts in millions, except per share data)
2011
Net sales	$488.6	$564.9	$551.8	$535.2
Gross profit	127.0	152.8	142.2	150.7
Selling, general and administrative expense, net	113.2	121.1	117.1	113.4
Depreciation expense	10.3	9.9	10.2	10.8
Amortization expense	19.2	11.0	11.2	11.3
Operating earnings	1.9	20.8	14.0	26.4
Net loss	(21.1)	(31.9)	(2.1)	(0.8)
Net loss per share:
Basic loss per share	$(1.40)	$(2.11)	$(0.14)	$(0.05)
Diluted loss per share	$(1.40)	$(2.11)	$(0.14)	$(0.05)

The table that follows summarizes unaudited quarterly financial data for 2010:

	For the Quarter Ended
	April 3	July 3	October 2	December 31
	(Amounts in millions, except per share data)
2010
Net sales	$430.9	$509.0	$496.6	$462.8
Gross profit	111.0	138.8	135.2	122.5
Selling, general and administrative expense, net	96.3	101.6	100.1	101.9
Depreciation expense	10.5	10.4	10.5	11.1
Amortization expense	20.2	12.4	8.7	7.9
Operating earnings	4.2	27.1	26.7	12.6
Net (loss) earnings	(13.4)	0.3	9.8	(10.1)
Net (loss) earnings per share:
Basic (loss) earnings per share	$(0.89)	$0.02	$0.65	$(0.67)
Diluted (loss) earnings per share	$(0.89)	$0.02	$0.64	$(0.67)

 See Note 7, “Income Taxes”, Note 11, “Commitments and Contingencies”, Note 12, “Segment Information and Concentration of Credit Risk”, and Note 15, "Retirement of Richard L. Bready", as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, regarding certain other quarterly transactions which impact the operating results in the above tables, including financing activities, new accounting pronouncements, income taxes, acquisitions, sales volume, material costs, rationalization and relocation of manufacturing operations, material procurement strategies and other items.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

17.	GUARANTOR FINANCIAL STATEMENTS

The Company's 10% Notes and 8.5% Notes are guaranteed by each of the Company's current and future domestic subsidiaries that guarantee the Company's obligations under its senior secured credit facilities (the “Guarantors”). The Guarantors are wholly-owned either directly or indirectly by the Company and jointly and severally guarantee the Company's obligations under the 10% Notes and 8.5% Notes. None of the Company's foreign subsidiaries guarantee the 10% Notes and 8.5% Notes.

Consolidating balance sheets related to Nortek, the Guarantors and non-Guarantor subsidiaries as of December 31, 2011 and December 31, 2010 and the related consolidating statements of operations and cash flows for the years ended December 31, 2011 (Successor) and 2010 (Successor), the period December 20, 2009 to December 31, 2009 (Successor) and the period January 1, 2009 to December 19, 2009 (Predecessor) are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

Condensed Consolidating Statement of Operations
For the year ended December 31, 2011 (Successor)

		Guarantor	Non-Guarantor		Nortek
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in millions)

Net Sales	$—	$1,736.9	$693.4	$(289.8)	$2,140.5

Costs and Expenses:
Cost of products sold	—	1,245.5	612.0	(289.7)	1,567.8
Selling, general and administrative expense, net	40.4	335.2	89.2	—	464.8
Amortization of intangible assets	—	42.3	2.5	—	44.8
	40.4	1,623.0	703.7	(289.7)	2,077.4
Operating (loss) earnings	(40.4)	113.9	(10.3)	(0.1)	63.1
Interest expense	(102.6)	(1.9)	(1.1)	—	(105.6)
Loss from debt retirement	(33.8)	—	—	—	(33.8)
Investment income	—	—	0.1	—	0.1
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(176.8)	112.0	(11.3)	(0.1)	(76.2)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	100.6	(72.2)	0.3	(28.7)	—
(Loss) earnings before (benefit) provision for income taxes	(76.2)	39.8	(11.0)	(28.8)	(76.2)
(Benefit) provision for income taxes	(20.3)	14.6	6.1	(20.7)	(20.3)
Net (loss) earnings	$(55.9)	$25.2	$(17.1)	$(8.1)	$(55.9)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Condensed Consolidating Statement of Operations
For the year ended December 31, 2010 (Successor)

		Guarantor	Non-Guarantor		Nortek
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in millions)

Net Sales	$—	$1,563.6	$504.5	$(168.8)	$1,899.3

Costs and Expenses:
Cost of products sold	—	1,131.4	429.1	(168.7)	1,391.8
Selling, general and administrative expense, net	26.9	300.9	72.1	—	399.9
Amortization of intangible assets	—	33.7	3.3	—	37.0
	26.9	1,466.0	504.5	(168.7)	1,828.7
Operating (loss) earnings	(26.9)	97.6	—	(0.1)	70.6
Interest expense	(92.2)	(1.9)	(1.6)	—	(95.7)
Investment income	—	—	0.1	—	0.1
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(119.1)	95.7	(1.5)	(0.1)	(25.0)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	94.1	(65.1)	(0.4)	(28.6)	—
(Loss) earnings before (benefit) provision for income taxes	(25.0)	30.6	(1.9)	(28.7)	(25.0)
(Benefit) provision for income taxes	(11.6)	8.2	6.5	(14.7)	(11.6)
Net (loss) earnings	$(13.4)	$22.4	$(8.4)	$(14.0)	$(13.4)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Condensed Consolidating Statement of Operations
For the period December 20, 2009 to December 31, 2009 (Successor)

		Guarantor	Non-Guarantor		Nortek
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in millions)

Net Sales	$—	$38.5	$10.3	$(4.8)	$44.0

Costs and Expenses:
Cost of products sold	—	29.5	10.3	(4.6)	35.2
Selling, general and administrative expense, net	—	7.3	1.2	—	8.5
Amortization of intangible assets	—	1.4	0.1	—	1.5
	—	38.2	11.6	(4.6)	45.2
Operating earnings (loss)	—	0.3	(1.3)	(0.2)	(1.2)
Interest expense	(3.5)	—	(0.1)	—	(3.6)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(3.5)	0.3	(1.4)	(0.2)	(4.8)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(1.3)	(1.8)	0.1	3.0	—
(Loss) earnings before (benefit) provision for income taxes	(4.8)	(1.5)	(1.3)	2.8	(4.8)
(Benefit) provision for income taxes	(1.4)	(0.6)	0.1	0.5	(1.4)
Net (loss) earnings	$(3.4)	$(0.9)	$(1.4)	$2.3	$(3.4)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Condensed Consolidating Statement of Operations
For the period January 1, 2009 to December 19, 2009 (Predecessor)

		Guarantor	Non-Guarantor		Nortek
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in millions)

Net Sales	$—	$1,453.2	$431.4	$(120.7)	$1,763.9

Costs and Expenses:
Cost of products sold	—	1,037.6	348.9	(120.5)	1,266.0
Selling, general and administrative expense, net	17.2	282.4	73.0	—	372.6
Pre-petition reorganization items	22.5	—	—	—	22.5
Goodwill impairment charge	—	284.0	—	—	284.0
Amortization of intangible assets	—	19.2	3.0	—	22.2
	39.7	1,623.2	424.9	(120.5)	1,967.3
Operating (loss) earnings	(39.7)	(170.0)	6.5	(0.2)	(203.4)
Interest expense	(132.2)	(1.5)	(1.9)	—	(135.6)
Investment income	0.1	—	0.1	—	0.2
(Loss) income before gain on reorganization items, net and charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(171.8)	(171.5)	4.7	(0.2)	(338.8)
Gain on reorganization items, net	470.4	109.7	39.0	—	619.1
Income (loss) before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	298.6	(61.8)	43.7	(0.2)	280.3
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(18.3)	(22.3)	(0.1)	40.7	—
Earnings (loss) before provision (benefit) for income taxes	280.3	(84.1)	43.6	40.5	280.3
Provision (benefit) for income taxes	85.0	94.0	25.0	(119.0)	85.0
Net earnings (loss)	$195.3	$(178.1)	$18.6	$159.5	$195.3

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Condensed Consolidating Balance Sheet as of December 31, 2011

		Guarantor	Non-Guarantor		Nortek
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$17.8	$9.3	$31.1	$—	$58.2
Restricted cash	—	—	0.1	—	0.1
Accounts receivable, less allowances	—	206.8	67.1	—	273.9
Intercompany receivables (payables)	0.7	(23.9)	23.2	—	—
Inventories, net	—	231.6	76.7	(4.1)	304.2
Prepaid expenses	5.5	11.8	4.7	—	22.0
Other current assets	0.1	15.1	9.0	(0.6)	23.6
Prepaid income taxes	17.0	19.7	2.0	—	38.7
Total current assets	41.1	470.4	213.9	(4.7)	720.7

Property and Equipment, at Cost:
Total property and equipment, net	0.5	140.0	70.7	—	211.2

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,192.1	171.3	(44.0)	(1,319.4)	—
Goodwill	—	290.6	15.0	—	305.6
Intangible assets, less accumulated amortization	—	621.9	37.3	—	659.2
Other assets	25.1	17.5	0.6	—	43.2
Total other long-term assets	1,217.2	1,101.3	8.9	(1,319.4)	1,008.0
Total Assets	$1,258.8	$1,711.7	$293.5	$(1,324.1)	$1,939.9

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Notes payable and other short-term obligations	$—	$—	$1.3	$—	$1.3
Current maturities of long-term debt	28.5	2.0	1.6	—	32.1
Accounts payable	2.1	72.6	86.1	—	160.8
Accrued expenses and taxes, net	36.2	133.2	39.6	—	209.0
Total current liabilities	66.8	207.8	128.6	—	403.2

Other Liabilities:
Deferred income taxes	(21.6)	148.5	12.3	(1.8)	137.4
Other long-term liabilities	53.7	122.4	31.7	—	207.8
	32.1	270.9	44.0	(1.8)	345.2

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,079.5	14.6	17.0	—	1,111.1

Stockholders' investment (deficit)	80.4	1,218.4	103.9	(1,322.3)	80.4
Total Liabilities and Stockholders' Investment (Deficit)	$1,258.8	$1,711.7	$293.5	$(1,324.1)	$1,939.9

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Condensed Consolidating Balance Sheet as of December 31, 2010

		Guarantor	Non-Guarantor		Nortek
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$16.0	$21.3	$20.4	$—	$57.7
Restricted cash	—	—	0.1	—	0.1
Accounts receivable, less allowances	—	203.6	77.2	—	280.8
Intercompany receivables (payables)	1.4	(27.4)	26.0	—	—
Inventories, net	—	241.1	75.9	(3.5)	313.5
Prepaid expenses	2.4	9.0	4.5	—	15.9
Other current assets	6.3	18.7	8.2	(0.9)	32.3
Prepaid income taxes	6.1	9.1	1.7	—	16.9
Total current assets	32.2	475.4	214.0	(4.4)	717.2

Property and Equipment, at Cost:
Total property and equipment, net	0.6	157.1	77.8	—	235.5

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,236.6	134.0	(20.8)	(1,349.8)	—
Goodwill	—	280.1	12.0	—	292.1
Intangible assets, less accumulated amortization	—	663.6	31.4	—	695.0
Other assets	16.3	14.2	0.8	—	31.3
Total other long-term assets	1,252.9	1,091.9	23.4	(1,349.8)	1,018.4
Total Assets	$1,285.7	$1,724.4	$315.2	$(1,354.2)	$1,971.1

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Notes payable and other short-term obligations	$—	$—	$8.6	$—	$8.6
Current maturities of long-term debt	—	5.0	2.7	—	7.7
Long-term debt	—	—	1.5	—	1.5
Accounts payable	4.0	83.9	87.8	—	175.7
Accrued expenses and taxes, net	19.3	123.9	50.0	—	193.2
Total current liabilities	23.3	212.8	150.6	—	386.7

Other Liabilities:
Deferred income taxes	(12.8)	153.5	13.7	(1.7)	152.7
Other long-term liabilities	38.0	116.2	16.9	—	171.1
	25.2	269.7	30.6	(1.7)	323.8

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,078.4	13.2	10.2	—	1,101.8

Stockholders' investment (deficit)	158.8	1,228.7	123.8	(1,352.5)	158.8
Total Liabilities and Stockholders' Investment (Deficit)	$1,285.7	$1,724.4	$315.2	$(1,354.2)	$1,971.1

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Condensed Consolidating Cash Flow Statement
For the Year Ended December 31, 2011 (Successor)

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(Amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(121.6)	$185.5	$17.0	$80.9
Cash Flows from investing activities:
Capital expenditures	(0.1)	(14.8)	(6.2)	(21.1)
Net cash paid for businesses acquired	(5.8)	(25.1)	—	(30.9)
Investment in joint venture	—	(5.3)	—	(5.3)
Proceeds from the sale of property and equipment	0.7	0.5	0.1	1.3
Change in restricted cash and investments	—	0.2	—	0.2
Other, net	—	—	0.1	0.1
Net cash used in investing activities	(5.2)	(44.5)	(6.0)	(55.7)

Cash Flows from financing activities:
Increase in borrowings	50.0	5.3	27.5	82.8
Payment of borrowings	(102.6)	(6.9)	(30.8)	(140.3)
Sale of the 8.5% Senior Notes due 2021	500.0	—	—	500.0
Net proceeds from borrowings under the Term Loan Facility	348.2	—	—	348.2
Redemption of the 11% Senior Secured Notes due 2013	(753.3)	—	—	(753.3)
Fees paid in connection with debt facilities	(59.6)	—	—	(59.6)
Payment of minimum withholding taxes in connection with vesting of restricted stock	(2.7)	—	—	(2.7)
Intercompany capital contributions	(3.0)	2.7	0.3	—
Long-term intercompany advances and loans	151.5	(154.2)	2.7	—
Other, net	0.1	0.1	—	0.2
Net cash provided by (used in) financing activities	128.6	(153.0)	(0.3)	(24.7)
Net change in unrestricted cash and cash equivalents	1.8	(12.0)	10.7	0.5
Unrestricted cash and cash equivalents at the beginning of the period	16.0	21.3	20.4	57.7
Unrestricted cash and cash equivalents at the end of the period	$17.8	$9.3	$31.1	$58.2

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Condensed Consolidating Cash Flow Statement
For the Year Ended December 31, 2010 (Successor)

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(Amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(145.7)	$177.7	$14.9	$46.9
Cash Flows from investing activities:
Capital expenditures	(0.3)	(13.4)	(6.1)	(19.8)
Net cash paid for businesses acquired	(76.1)	(209.1)	—	(285.2)
Proceeds from the sale of property and equipment	—	—	0.4	0.4
Change in restricted cash and investments	0.1	0.7	0.4	1.2
Intercompany dividend paid by (received from) subsidiaries	10.8	4.2	(15.0)	—
Other, net	0.1	(0.2)	0.1	—
Net cash used in investing activities	(65.4)	(217.8)	(20.2)	(303.4)

Cash Flows from financing activities:
Increase in borrowings	90.1	—	43.0	133.1
Payment of borrowings	(95.0)	(2.2)	(51.9)	(149.1)
Net proceeds from the sale of the 10% Senior Unsecured Notes due 2018	250.0	—	—	250.0
Fees paid in connection with debt facilities	(9.5)	—	—	(9.5)
Long-term intercompany advance	(52.1)	52.1	—	—
Other, net	—	0.1	—	0.1
Net cash provided by (used in) financing activities	183.5	50.0	(8.9)	224.6
Net change in unrestricted cash and cash equivalents	(27.6)	9.9	(14.2)	(31.9)
Unrestricted cash and cash equivalents at the beginning of the period	43.6	11.4	34.6	89.6
Unrestricted cash and cash equivalents at the end of the period	$16.0	$21.3	$20.4	$57.7

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Condensed Consolidating Cash Flow Statement
For the period December 20, 2009 to December 31, 2009 (Successor)

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(Amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(1.6)	$4.0	$4.4	$6.8
Cash Flows from investing activities:
Capital expenditures	—	(0.3)	(0.2)	(0.5)
Change in restricted cash and investments	0.6	—	—	0.6
Other, net	0.1	(0.1)	(0.2)	(0.2)
Net cash provided by (used in) investing activities	0.7	(0.4)	(0.4)	(0.1)

Cash Flows from financing activities:
Increase in borrowings	—	—	0.3	0.3
Payment of borrowings	—	—	(4.1)	(4.1)
Long-term intercompany advance	7.0	(7.0)	—	—
Net cash provided by (used in) financing activities	7.0	(7.0)	(3.8)	(3.8)
Net change in unrestricted cash and cash equivalents	6.1	(3.4)	0.2	2.9
Unrestricted cash and cash equivalents at the beginning of the period	37.5	14.8	34.4	86.7
Unrestricted cash and cash equivalents at the end of the period	$43.6	$11.4	$34.6	$89.6

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2011

Condensed Consolidating Cash Flow Statement
For the period January 1, 2009 to December 19, 2009 (Predecessor)

		Guarantor	Non-Guarantor	Nortek
	Parent	Subsidiaries	Subsidiaries	Consolidated
	(Amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(183.1)	$175.6	$28.9	$21.4
Cash Flows from investing activities:
Capital expenditures	—	(11.3)	(6.6)	(17.9)
Net cash paid for businesses acquired	—	(14.1)	—	(14.1)
Proceeds from the sale of property and equipment	1.3	0.7	0.2	2.2
Change in restricted cash and investments	(0.7)	—	(0.5)	(1.2)
Other, net	(0.2)	(0.9)	(1.8)	(2.9)
Net cash provided by (used in) investing activities	0.4	(25.6)	(8.7)	(33.9)

Cash Flows from financing activities:
Increase in borrowings	20.0	—	44.7	64.7
Payment of borrowings	(75.0)	(7.7)	(61.1)	(143.8)
Fees paid in connection with debt facilities	(4.1)	—	—	(4.1)
Long-term intercompany advance	135.2	(135.2)	—	—
Other, net	—	0.2	—	0.2
Net cash provided by (used in) financing activities	76.1	(142.7)	(16.4)	(83.0)
Net change in unrestricted cash and cash equivalents	(106.6)	7.3	3.8	(95.5)
Unrestricted cash and cash equivalents at the beginning of the period	144.1	7.5	30.6	182.2
Unrestricted cash and cash equivalents at the end of the period	$37.5	$14.8	$34.4	$86.7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nortek, Inc.:

We have audited the accompanying consolidated balance sheets of Nortek, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ investment (deficit), and cash flows for the years ended December 31, 2011 (Successor) and 2010 (Successor), the period December 20, 2009 to December 31, 2009 (Successor) and the period January 1, 2009 to December 19, 2009 (Predecessor). Our audits also included the financial statement schedule listed in the Index in Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nortek, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years ended December 31, 2011 (Successor) and 2010 (Successor), the period December 20, 2009 to December 31, 2009 (Successor) and the period January 1, 2009 to December 19, 2009 (Predecessor), in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
March 29, 2012

NORTEK, INC.  AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Year	Charged to Cost and Expense	Charged to Other Accounts		Deduction from Reserves		Balance at End of Year
	(Amounts in millions)
For the period from January 1, 2009 to December 19, 2009 - Predecessor
Allowance for doubtful accounts and sales allowances	$14.5	$4.2	$(15.4)	(a)	$(3.3)	(b)	$—
For the period from December 20, 2009 to December 31, 2009 - Successor
Allowance for doubtful accounts and sales allowances	$—	$—	$—	(a)	$—	(b)	$—
For the year-ended December 31, 2010 - Successor
Allowance for doubtful accounts and sales allowances	$—	$5.5	$0.6	(a)	$(1.2)	(b)	$4.9
For the year-ended December 31, 2011 - Successor
Allowance for doubtful accounts and sales allowances	$4.9	2.2	(0.5)	(a)	(1.4)	(b)	$5.2

(a)
Other, including the effect of changes in foreign currency exchange rates. For the 2009 Predecessor Period, includes approximately $(13.0) million of fresh-start accounting adjustments. See Note 3, “Fresh-Start Accounting”, to the consolidated financial statements included elsewhere in this report.

(b)	Amounts written off, net of recoveries.

S- 1

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

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
2.2
Agreement and Plan of Merger dated as of December 3, 2010 among Ergotron, Inc., the Seller Representatives named therein, Nortek, Inc., and Eagan Acquisition Corporation. (Exhibit 2.1 to Nortek, Inc. Form 8-K filed December 6, 2010.)

3.1		Amended and Restated Certificate of Incorporation of Nortek, Inc. (Exhibit 3.1 to Nortek, Inc. Form 10 filed April 15, 2010.)
3.2		Amended and Restated By-Laws of Nortek, Inc. (Exhibit 3.2 to Nortek, Inc. Form 10 filed April 15, 2010.)
4.1		Form of Common Stock Certificate. (Exhibit 4.3 to Nortek, Inc. Form 10 filed April 15, 2010.)
4.2		Form of Warrant to Purchase Common Stock. (Exhibit 4.4 to Nortek, Inc. Form 10 filed April 15, 2010.)
4.3		Amended and Restated Warrant Agreement between Nortek, Inc. as Issuer and U.S. Bank National Association as Warrant Agent. (Exhibit 4.1 to Nortek, Inc. Form 10-Q filed August 17, 2010.)
4.4
Indenture dated as of November 23, 2010 between Nortek, Inc. and U.S. Bank National Association, as Trustee relating to the 10% Senior Notes due 2018 (Exhibit 4.1 to Nortek, Inc. Form 8-K filed November 24, 2010.)

4.5		Registration Rights Agreement dated November 23, 2010 by and among Nortek, Inc. and Merrill Lynch, Pierce, Fenner Smith Incorporated (Exhibit 4.2 to Nortek, Inc. Form 8-K filed November 24, 2010.)
4.6
Indenture dated as of April 26, 2011 between Nortek, Inc. and U.S. Bank National Association, as Trustee relating to 8.5% Senior Notes due 2021 (Exhibit 10.2 to Nortek, Inc. Form 8-K filed April 28, 2011).

4.7
Registration Rights Agreement, dated as of April 26, 2011, by and among Nortek, Inc., the Guarantors party thereto and UBS Securities LLC as the Initial Purchaser. (Exhibit 10.3 to Nortek, Inc. Form 8-K filed April 28, 2011.)

**10	.1	Form of Indemnification Agreement between Nortek, Inc. and certain officers and directors. (Exhibit 10.1 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.2	Amended and Restated Employment Agreement of Richard L. Bready, dated as of August 27, 2004. (Exhibit 10.2 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.3	Amendment to Amended and Restated Employment Agreement of Richard L. Bready, dated as of December 17, 2009. (Exhibit 10.3 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.4	Separation Agreement of Richard L. Bready, dated as of June 30, 2011. (Exhibit 10.1 to Nortek, Inc. Form 8-K filed July 5, 2011.)
**10	.5	Interim Chief Executive Officer Agreement of J. David Smith, dated as of June 30, 2011. (Exhibit 10.2 to Nortek, Inc. Form 8-K filed July 5, 2011.)
**10	.6	Employment Agreement of Michael J. Clarke, dated as of December 16, 2011. (Exhibit 10.1 to Nortek, Inc. Form 8-K filed December 21, 2011.)
**10	.7	Consulting Agreement, dated July 14, 2011, between Hirshorn Operating Partners LLC and Nortek, Inc. (Exhibit 10.1 to Nortek, Inc. form 10-Q filed August 9, 2011.)
**10	.8	Amended and Restated Employment Agreement of Almon C. Hall, III, dated as of August 27, 2004. (Exhibit 10.4 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.9	Amendment to Amended and Restated Employment Agreement of Almon C. Hall, III, dated as of December 17, 2009. (Exhibit 10.5 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.10	Amended and Restated Employment Agreement of Kevin W. Donnelly, dated as of August 27, 2004. (Exhibit 10.6 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.11	Amendment to Amended and Restated Employment Agreement of Kevin W. Donnelly, dated as of December 17, 2009. (Exhibit 10.7 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.12	Separation Agreement of Bruce E. Fleming, dated as of August 23, 2011. (Exhibit 10.1 to Nortek, Inc. Form 8-K filed August 17, 2011.)
**10	.13	Nortek, Inc. Second Amended and Restated Change in Control Severance Benefit Plan for Key Employees dated August 27, 2004. (Exhibit 10.8 to Nortek, Inc. Form 10 filed April 15, 2010.)

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

**10	.14
First Amendment to the Nortek, Inc. Second Amended and Restated Change in Control Severance Benefit Plan for Key Employees dated December 29, 2008. (Exhibit 10.9 to Nortek, Inc. Form 10 filed April 15, 2010.)

**10	.15	Nortek, Inc. 2009 Omnibus Incentive Plan. (Exhibit 10.10 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.16	Form of Restricted Stock Agreement. (Exhibit 10.11 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.17	Form of Incentive Stock Option Agreement. (Exhibit 10.12 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.18	Form of Nonqualified Stock Option Agreement. (Exhibit 10.13 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.19	Nortek, Inc. Emergence Bonus Plan, dated as of December 4, 2009. (Exhibit 10.14 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.20	Nortek, Inc. 2011 Short-Term Cash Incentive Plan for Nortek Executives (under the Nortek, Inc. 2009 Omnibus Incentive Plan). (Exhibit 10.1 to Nortek, Inc. Form 8-K filed October 21, 2011.)
**10	.21	Nortek, Inc. 2012 Short-Term Cash Incentive Plan for Nortek Executives (under the Nortek, Inc. 2009 Omnibus Incentive Plan). (Exhibit 10.2 to Nortek, Inc. Form 8-K filed December 21, 2011.)
**10	.22	Nortek, Inc. Supplemental Executive Retirement Plan B, effective as of January 1, 1998. (Exhibit 10.15 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.23	First Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of May 4, 2000. (Exhibit 10.16 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.24	Second Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of January 4, 2002. (Exhibit 10.17 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.25	Third Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of October 31, 2006. (Exhibit 10.18 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.26	Fourth Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of December 31, 2008. (Exhibit 10.19 to Nortek, Inc. Form 10 filed April 15, 2010.)
10.27
U.S. Security Agreement, dated December 17, 2009 among Nortek, Inc. as the Specified U.S. Borrower, the Additional Grantors party thereto and Bank of America, N.A. as Administrative Agent. (Exhibit 10.22 to Nortek, Inc. Form 10 filed April 15, 2010.)

10.28
U.S. Guaranty, dated December 17, 2009, by Nortek, Inc., the other Persons party thereto and the Additional Guarantors as Guarantors. (Exhibit 10.25 to Amendment No. 2 to Nortek, Inc. Form 10 filed September 14, 2011.)

10.29		Joinder and Amendment Agreement, dated as of March 30, 2010. (Exhibit 10.25 to Nortek, Inc. Form 10 filed April 15, 2010.)
10.30
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

10.31
Affirmation of Guaranties and Security Agreement and Consent to Amendment, dated December 17, 2010, by the Guarantors party thereto in favor of Bank of America, N.A. as Administrative Agent. (Exhibit 10.26 to Amendment No. 2 to Nortek, Inc. Form 10 filed September 14, 2011.)

10.32
Amendment No. 1 dated April 26, 2011, to the Amended and Restated Credit Agreement, dated December 17, 2010 among Nortek, Inc. as the Specified U.S. Borrower, Ventrol Air Handling Systems Inc. as the Canadian Borrower, the other Borrowers named therein, Bank of America, N.A., as Administrative Agent, U.S. Swing Line Lender and U.S. L/C Issuer, Bank of America, N.A. (acting through its Canada Branch), as Canadian Swing Line Lender and Canadian L/C Issuer, the other Lenders Party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Capital Finance, LLC as Joint Lead Arrangers and Joint Bookrunners and Bank of America, N.A. and General Electric Capital Corporation, as Collateral Agents, and General Electric Capital Corporation and Wells Fargo Capital Finance, LLC as Co-Syndication Agents. (Exhibit 10.5 to Nortek, Inc. Form 8-K filed April 28, 2011.)

NORTEK, INC. AND SUBSIDIARIES
December 31, 2011

10.33
Credit Agreement, dated as of April 26, 2011, among Nortek, Inc., as the Borrower, UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, the other financial institutions party thereto as Lenders, UBS Securities LLC as Sole Arranger and Bookrunner, and Syndication Agent and Documentation Agent. (Exhibit 10.14 to Nortek, Inc. Form 8-K filed April 28, 2011.)

10.34
Security Agreement, dated April 26, 2011, among Nortek, Inc. and the Additional Grantors party thereto and UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent. (Exhibit 10.29 to Amendment No. 2 to Nortek, Inc. Form 10 filed September 14, 2011.)

10.35
Guaranty, dated April 26, 2011, by Nortek, Inc., the other Persons party thereto and the Additional Guarantors as Guarantors. (Exhibit 10.30 to Amendment No. 2 to Nortek, Inc. Form 10 filed September 14, 2011.)

10.36
Lien Subordination and Intercreditor Agreement, dated April 26, 2011, among Bank of America, N.A. as Administrative Agent under the ABL Credit Agreement, UBS AG, Stamford Branch, as Term Loan Collateral Agent, Nortek, Inc., and the subsidiaries of Nortek, Inc. party thereto. (Exhibit 10.31 to Amendment No. 2 to Nortek, Inc. Form 10 filed September 14, 2011.)

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

* 101	.INS	XBRL Instance Document
* 101	.SCH	XBRL Taxonomy Extension Schema Document
* 101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
* 101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* 101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
* 101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document