Form 10-Q
period 2012-03-31
NORTEK INC
filed 2012-05-10
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value per share

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

The number of shares of Common Stock outstanding as of May 4, 2012 was 15,132,239.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	March 31, 2012	December 31, 2011
Assets
Current Assets:
Unrestricted cash and cash equivalents	$72.4	$58.2
Restricted cash	0.2	0.1
Accounts receivable, less allowances of $6.1 million and $5.2 million, respectively	282.1	273.9
Inventories:
Raw materials	92.4	90.9
Work in process	32.1	31.2
Finished goods	182.2	182.1
	306.7	304.2
Prepaid expenses	18.1	22.0
Other current assets	11.6	13.5
Tax refunds receivable	8.5	10.1
Prepaid income taxes	38.9	38.7
Total current assets	738.5	720.7

Property and Equipment, at Cost:
Land	18.1	18.0
Buildings and improvements	79.5	76.8
Machinery and equipment	206.0	198.0
	303.6	292.8
Less accumulated depreciation	94.8	81.6
Total property and equipment, net	208.8	211.2

Other Assets:
Goodwill	305.6	305.6
Intangible assets, less accumulated amortization of $92.5 million and $83.0 million, respectively	648.2	659.2
Deferred debt expense	19.0	20.2
Restricted investments and marketable securities	2.0	2.2
Other assets	20.5	20.8
	995.3	1,008.0
Total Assets	$1,942.6	$1,939.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)
(Dollar amounts in millions, except shares data)

	March 31, 2012	December 31, 2011
Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term obligations	$1.2	$1.3
Current maturities of long-term debt	11.7	32.1
Accounts payable	185.7	160.8
Accrued expenses and taxes, net	212.4	209.0
Total current liabilities	411.0	403.2

Other Liabilities:
Deferred income taxes	136.0	137.4
Other	208.7	207.8
	344.7	345.2

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,105.2	1,111.1

Commitments and Contingencies (Note H)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 15,207,189 shares issued and 15,204,189 shares issued at March 31, 2012 and December 31, 2011, respectively	0.1	0.1
Additional paid-in capital	177.5	176.9
Accumulated deficit	(73.9)	(72.7)
Accumulated other comprehensive loss	(18.9)	(20.8)
Less: Treasury stock at cost, 74,950 shares at March 31, 2012 and December 31, 2011	(3.1)	(3.1)
Total stockholders' investment	81.7	80.4
Total Liabilities and Stockholders' Investment	$1,942.6	$1,939.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the first quarter ended
	March 31, 2012	April 2, 2011
	(Dollar amounts in millions,
	except per share data)

Net Sales	$522.8	$488.6

Costs and Expenses:
Cost of products sold	376.8	361.6
Selling, general and administrative expense, net	110.1	113.2
Amortization of intangible assets	11.0	11.9
	497.9	486.7
Operating earnings	24.9	1.9
Interest expense	(24.5)	(29.3)
Earnings (loss) before provision (benefit) for income taxes	0.4	(27.4)
Provision (benefit) for income taxes	1.6	(6.3)
Net loss	$(1.2)	$(21.1)

Basic loss per share	$(0.08)	$(1.40)

Diluted loss per share	$(0.08)	$(1.40)

Weighted Average Common Shares:
Basic	15,130,272	15,107,845
Diluted	15,130,272	15,107,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the first quarter ended
	March 31, 2012	April 2, 2011
	(Dollar amounts in millions)

Net loss	$(1.2)	$(21.1)
Other comprehensive income, net of tax:
Currency translation adjustment	1.8	2.2
Pension liability adjustment	0.1	—

Comprehensive income (loss)	$0.7	$(18.9)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first quarter ended
	March 31, 2012	April 2, 2011
	(Dollar amounts in millions)
Cash flows from operating activities:
Net loss	$(1.2)	$(21.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	20.3	29.5
Non-cash interest expense, net	1.8	0.8
Non-cash share-based compensation expense	0.5	0.4
(Gain) loss on sale of property and equipment	(0.1)	0.2
Deferred federal income tax benefit	(1.8)	(9.9)
Changes in certain assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(6.3)	(0.8)
Inventories	(1.4)	(36.3)
Prepaid and other current assets	4.7	(8.3)
Accounts payable	23.7	14.8
Accrued expenses and taxes	4.1	19.7
Long-term assets, liabilities and other, net	—	(2.7)
Total adjustments to net loss	45.5	7.4
Net cash provided by (used in) operating activities	44.3	(13.7)
Cash flows from investing activities:
Capital expenditures	(4.5)	(5.5)
Net cash paid for businesses acquired	—	(0.4)
Investment in joint venture (Note B)	—	(5.3)
Proceeds from the sale of property and equipment	1.5	—
Change in restricted cash and marketable securities	0.1	0.2
Other, net	(0.1)	—
Net cash used in investing activities	(3.0)	(11.0)
Cash flows from financing activities:
Increase in borrowings	1.6	30.8
Payment of borrowings	(28.7)	(23.2)
Payment of minimum withholding taxes in connection with vesting of restricted stock	—	(2.7)
Other, net	—	0.1
Net cash (used in) provided by financing activities	(27.1)	5.0
Net change in unrestricted cash and cash equivalents	14.2	(19.7)
Unrestricted cash and cash equivalents at the beginning of the period	58.2	57.7
Unrestricted cash and cash equivalents at the end of the period	$72.4	$38.0
Supplemental disclosure of cash flow information:
Interest paid	$5.8	$2.3
Income taxes paid, net	$1.6	$2.7

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND APRIL 2, 2011

(A)	Basis of Presentation

Nortek, Inc. (“Nortek”) and all of its wholly-owned subsidiaries, collectively the “Company”, is a diversified manufacturer of innovative, branded residential and commercial building products, operating within four reporting segments (see Note E, “Segment Information”). Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

The Company operates on a calendar year and for its interim periods operates on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year always begins on January 1 and ends on December 31. As a result, the Company's first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The first three months ended March 31, 2012 (“first quarter of 2012”) and April 2, 2011 (“first quarter of 2011”) include 91 days and 92 days, respectively.

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income (loss), and cash flows of the Company after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted, the Company believes that the disclosures included are adequate to make the information presented herein not misleading. Operating results for the first quarter ended March 31, 2012 are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2012. Certain amounts in the prior year's unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's latest Annual Report on Form 10-K and its latest Current Reports on Form 8-K as filed with the Securities and Exchange Commission ("SEC").

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The pronouncement does not change the current option for presenting components of other comprehensive income gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented, or disclosed in the notes to the financial statements. The pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. The Company adopted this pronouncement in the first quarter of 2012. The adoption of ASU 2011-05 had no effect on the Company's financial position or results of operations, but did impact the way the Company presents comprehensive income. See the Company's unaudited condensed consolidated statement of comprehensive income (loss) for relevant disclosures.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 deferred the changes of ASU 2011-05 that relate to the presentation of reclassification adjustments. The Company adopted this pronouncement in the first quarter of 2012. The adoption of ASU 2011-12 had no effect on the Company's financial position or results of operations, but did impact the way the Company presents comprehensive income.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted this pronouncement in the first quarter of 2012. The adoption

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND APRIL 2, 2011

of ASU 2011-04 did not have a material effect on the Company's financial position or results of operations.

(B)	Acquisitions and Other Investments

On April 28, 2011, the Company, through wholly-owned subsidiaries, acquired all of the stock of TV One Broadcast Sales Corporation, Barcom (UK) Holdings Limited and Barcom Asia Holdings, LLC (collectively, "TV One") for approximately $25.1 million, net of cash acquired of approximately $0.9 million.  In connection with the acquisition of TV One, in the second quarter of 2011, the Company also incurred approximately $0.8 million of fees and expenses, which were recorded in selling, general and administrative expense, net ("SG&A"). TV One sells a complete range of video signal processing products for the professional audio/video and broadcast markets. TV One is included in the Company's Technology Products segment. The acquisition of TV One contributed approximately $4.7 million to net sales and approximately $0.3 million (which includes depreciation and amortization of approximately $0.3 million) to operating earnings for the first quarter of 2012. Pro forma results related to the acquisition of TV One have not been presented, as the effect is not significant to the Company's consolidated operating results.

On March 21, 2011, the Company, through its wholly-owned subsidiary Huntair Middle East Holdings, Inc. ("Huntair"), acquired a forty-nine percent minority interest in Huntair Arabia for approximately $5.3 million. Huntair Arabia is an operating joint venture between the Company and Alessa Advanced Projects Company ("Alessa") in Saudi Arabia that was formed for purposes of trading, manufacturing, supplying, installing, and servicing commercial air conditioning and commercial air handling units in Saudi Arabia and certain other regions. The Company does not have a controlling financial interest and, therefore, is accounting for this investment under the equity method of accounting within the Commercial Air Conditioning and Heating Products segment. In connection with its investment in Huntair Arabia, Huntair issued a 10 year note to Alessa for approximately $5.3 million. The note does not bear interest. Therefore, the Company has recorded the note net of discount on its accompanying consolidated balance sheet. For the first quarter of 2012 and 2011, income from Huntair Arabia was not material to the Company's consolidated operating results.

(C)	Stockholders' Investment

Activity within stockholders' investment for the first quarter of 2012 is as follows:

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	(Dollar amounts in millions)
Balance, December 31, 2011	$0.1	$176.9	$(72.7)	$(20.8)	$(3.1)
Net loss	—	—	(1.2)	—	—
Other comprehensive income:
Currency translation adjustment	—	—	—	1.8	—
Pension liability adjustment	—	—	—	0.1	—
3,000 shares of common stock issued upon exercise of stock options	—	0.1	—	—	—
Share-based compensation expense	—	0.5	—	—	—
Balance, March 31, 2012	$0.1	$177.5	$(73.9)	$(18.9)	$(3.1)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND APRIL 2, 2011

Activity within stockholders' investment for the first quarter of 2011 is as follows:

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock
	(Dollar amounts in millions)
Balance, December 31, 2010	$0.1	$174.7	$(16.8)	$0.8	$—
Net loss	—	—	(21.1)	—	—
Other comprehensive income:
Currency translation adjustment	—	—	—	2.2	—
175,261 shares of common stock issued upon vesting of restricted stock	—	—	—	—	—
13,428 shares of common stock issued upon exercise of stock options	—	0.2	—	—	—
67,859 shares of treasury stock acquired	—	—	—	—	(2.9)
Share-based compensation expense	—	0.4	—	—	—
Balance, April 2, 2011	$0.1	$175.3	$(37.9)	$3.0	$(2.9)

(D)	Loss per Share

Basic (loss) earnings per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted (loss) earnings per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliations between basic and diluted loss per share for the first quarter of 2012 and 2011 are as follows:

	For the first quarter of
	2012	2011
	(Dollar amounts in millions, except per share data)

Net loss	$(1.2)	$(21.1)

Weighted average common shares outstanding	15,130,272	15,107,845
Dilutive effect of common share equivalents	—	—
Dilutive shares outstanding	15,130,272	15,107,845

Basic loss per share	$(0.08)	$(1.40)

Diluted loss per share	$(0.08)	$(1.40)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND APRIL 2, 2011

The effect of certain potential common share equivalents, including warrants, unvested restricted stock, and stock options were excluded from the computation of diluted shares outstanding for the first quarter of 2012 and 2011, as inclusion would have been anti-dilutive.  Furthermore, restricted stock awards which vest based upon achievement of performance targets were excluded from the diluted shares outstanding as the performance targets had not been met as of the end of the first quarter of 2012 and 2011. A summary of these common share equivalents excluded from the first quarter of 2012 and 2011 is as follows:

	For the first quarter of
	2012	2011
Warrants	789,474	789,474
Restricted stock	391,649	519,158
Stock options	774,205	770,553
Total	1,955,328	2,079,185

(E)	Segment Information

The Company is a diversified manufacturer of innovative, branded residential and commercial building products, operating within four reporting segments:

•	the Residential Ventilation Products (“RVP”) segment,

•	the Technology Products (“TECH”) segment,

•	the Residential Air Conditioning and Heating Products (“RHVAC”) segment, and

•	the Commercial Air Conditioning and Heating Products (“CHVAC”) segment.

Through these segments, the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

The Company's performance is significantly impacted by the levels of residential replacement and remodeling activity, as well as the levels of residential and non-residential new construction. New residential and non-residential construction activity and, to a lesser extent, residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, credit availability, inflation, consumer spending, employment levels, and other macroeconomic factors, over which the Company has no control.

The RVP segment primarily manufactures and sells room and whole house ventilation and other products primarily for the professional remodeling and replacement markets, the residential new construction market, and the do-it-yourself market. The principal products sold by this segment include kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units), and indoor air quality products.

The TECH segment manufactures and distributes a broad array of products designed to provide convenience and security for residential and certain commercial applications. The principal product categories sold in this segment include audio/video distribution and control equipment, security and access control products, and digital display mounting and mobility products.

The RHVAC segment manufactures and sells heating, ventilating and air conditioning systems for site-built residential and manufactured housing structures and certain commercial markets. The principal products sold by the segment are split-system and packaged air conditioners and heat pumps, air handlers, furnaces, and related equipment.

The CHVAC segment manufactures and sells heating, ventilating and air conditioning systems for custom-designed commercial applications to meet customer specifications. The principal products sold by the segment are air handlers and large custom rooftop cooling and heating products.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND APRIL 2, 2011

Unaudited net sales, operating earnings (loss) and earnings (loss) before provision (benefit) for income taxes for the Company’s reporting segments for the first quarter of 2012 and 2011 were as follows:

	For the first quarter of
	2012	2011
	(Dollar amounts in millions)
Net sales:
Residential ventilation products	$151.8	$150.8
Technology products	160.8	157.3
Residential HVAC products	75.6	83.5
Commercial HVAC products	134.6	97.0
Consolidated net sales	$522.8	$488.6

Operating earnings (loss):
Residential ventilation products	$15.8	$10.2
Technology products	6.2	1.7
Residential HVAC products	(2.3)	(0.9)
Commercial HVAC products	12.8	(2.2)
Subtotal	32.5	8.8
Unallocated, net	(7.6)	(6.9)
Consolidated operating earnings	24.9	1.9
Interest expense	(24.5)	(29.3)
Earnings (loss) before provision (benefit) for income taxes	$0.4	$(27.4)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND APRIL 2, 2011

(F)	Income Taxes

The Company provided for income taxes on an interim basis based upon the estimated annual effective tax rate for 2012 and 2011.  The following table reconciles the federal statutory income tax rate dollar and rate to the actual income tax provision (benefit) and related effective tax rate for the first quarter of 2012 and 2011:

	For the first quarter of
	2012		2011
	$	%	$	%
	(Dollar amounts in millions)
Income tax at the federal statutory rate	$0.1	35.0%	$(9.6)	35.0%
Net change from federal statutory rate:
Change in valuation allowance related to deferred tax assets	1.3	324.3	2.2	(8.1)
Change in uncertain tax positions, including interest	0.1	31.1	0.1	(0.5)
State income tax, net of federal income tax effect	0.3	69.4	(1.1)	4.1
Tax effect resulting from foreign activities	(0.2)	(37.2)	1.8	(6.5)
Non-deductible expenses	0.2	42.2	0.3	(1.0)
Research credits	(0.1)	(27.4)	—	—
Other, net	(0.1)	(37.4)	—	—
	$1.6	400.0%	$(6.3)	23.0%

The increase in valuation allowance relates to losses of certain foreign subsidiaries and losses in certain domestic jurisdictions. The Company has determined that based on the history of losses at these subsidiaries, a valuation allowance is required for these loss carry-forwards since it is more likely than not that these loss carry-forwards will not be realized.

As of January 1, 2012, the Company had a liability of approximately $26.6 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  As a result of additional provisions to the reserve during the first quarter of 2012, the liability for uncertain tax positions at March 31, 2012 was approximately $26.9 million. The liability for uncertain tax positions is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet. The corresponding amount of gross uncertain tax benefits was approximately $34.5 million and $34.2 million at March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012 and December 31, 2011, the amount of uncertain tax positions that will impact the Company's effective tax rate is approximately $14.2 million and $14.0 million, respectively. The difference between the total amount of uncertain tax positions and the amount that will impact the effective tax rate represents the federal tax effect of state tax items, items that offset temporary differences, and items that will result in the reduction of other tax assets.

As of March 31, 2012, the Company had approximately $2.3 million in unrecognized benefits relating to various state tax issues, for which the statute of limitations is expected to expire in 2012. In addition, the Company currently expects that it will resolve certain state tax disputes during 2012. The total amount of uncertain tax positions that is related to these disputes is approximately $1.4 million.

As of March 31, 2012 and December 31, 2011, the total amount of accrued interest related to uncertain tax positions was approximately $2.6 million and $2.3 million, respectively.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND APRIL 2, 2011

(G)	Notes, Mortgage Notes and Obligations Payable

On April 27, 2012, the Company voluntarily repaid $5.0 million of outstanding borrowings under its $300.0 million senior secured asset-based revolving credit facility ("ABL Facility") and, accordingly, has classified such amount as current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2012.

The indenture governing the 10% Senior Notes due 2018 (the "10% Notes") contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations, and the sale of assets (all as defined in the indenture and other agreements). As of March 31, 2012, the Company had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $25.0 million.

As of March 31, 2012, the Company was in compliance with all covenants under the indentures that govern the 10% Notes and 8.5% Senior Notes due 2021 (the "8.5% Notes") and the credit agreements that govern the ABL Facility and the senior secured term loan with a final maturity in 2017 ("Term Loan Facility").

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

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications of approximately $5.5 million at March 31, 2012 and December 31, 2011, of which approximately $2.3 million are recorded in accrued expenses and approximately $3.2 million are recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.  At March 31, 2012 and December 31, 2011, the undiscounted future payments related to these indemnifications were estimated to be approximately $6.0 million.

The Company sells a number of products and offers a number of warranties including, in some instances, extended warranties for which the Company receives proceeds.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs that may be incurred under its warranties, with the exception of extended warranties, and records a liability for such costs at the time of sale.  Deferred revenue from extended warranties is recorded at estimated fair value and is amortized over the life of the warranty and periodically reviewed to ensure that the amount recorded is equal to or greater than estimated future costs.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim, and new product introductions.  The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary.

Changes in the Company’s combined short-term and long-term warranty liabilities during the first quarter of 2012 and 2011 are as follows:

	For the first quarter of
	2012	2011
	(Dollar amounts in millions)
Balance, beginning of period	$56.3	$55.9
Warranties provided during period	5.3	5.6
Settlements made during period	(7.2)	(5.1)
Changes in liability estimate, including expirations and acquisitions	0.1	0.5
Balance, end of period	$54.5	$56.9

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND APRIL 2, 2011

Two of the Company's subsidiaries in the TECH segment ship security products to a customer under an agreement to manufacture and sell these security products with payment terms which are extended beyond the subsidiaries' normal payment terms. The Company has determined that cash basis accounting treatment is appropriate at this time for revenue recognition under this agreement and has deferred revenue recognition on approximately $3.3 million and $6.3 million of net sales at March 31, 2012 and December 31, 2011, respectively. Under this agreement, the Company recognized net sales of approximately $7.3 million and $9.2 million during the first quarter of 2012 and 2011, respectively. The Company has recorded the cost basis of related inventory shipped of approximately $2.8 million and $4.8 million at March 31, 2012 and December 31, 2011, respectively, in other current assets in the accompanying unaudited condensed consolidated balance sheet. In addition, included in inventory is approximately $7.5 million and $3.5 million at March 31, 2012 and December 31, 2011, respectively, of inventory related to this customer.

As of December 31, 2011, the customer owed the Company approximately $6.3 million, substantially all of which was received in the first quarter of 2012. In the first quarter of 2012, the Company's subsidiaries entered into an amended agreement with this customer to manufacture and sell products through December 31, 2012. The Company will work towards maintaining a longer ongoing relationship beyond 2012, but cannot offer any assurance that it will be successful. The Company will continue to closely monitor the situation with this customer. As the Company records revenue on the cash basis of accounting for this customer, the failure to receive scheduled payments in the future would result in a corresponding reduction to the Company's revenue and cost of goods sold.

The Company is subject to other contingencies, including legal proceedings and claims, arising out of its businesses that cover a wide range of matters including, among others, environmental matters, contract and employment claims, product liability, warranty and modification and adjustment or replacement of component parts of units sold, which include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned. The Company has used various substances in its products and manufacturing operations which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers' compensation statutes, rules, regulations and case law is unclear. Furthermore, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

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
MARCH 31, 2012 AND APRIL 2, 2011

(I)	Fair Value

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures. The levels of the fair value hierarchy are described below:

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

Measured on a Recurring Basis

Restricted Investments and Marketable Securities (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at March 31, 2012 or December 31, 2011.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets at March 31, 2012 and December 31, 2011 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value (Level 1) because of their short-term nature.

Long-Term Debt -- At March 31, 2012, the fair value of the Company's long-term indebtedness was approximately $9.1 million higher than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before unamortized discount of approximately $15.7 million. At December 31, 2011, the fair value of the Company’s long-term indebtedness was approximately $90.0 million lower than the amount on the Company's consolidated balance sheet, before unamortized discount of approximately $16.3 million.  The Company determined the fair market value of its 10% Notes and 8.5% Notes using available market quotes (Level 1). For the Company's remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and the Term Loan Facility), the Company assumed that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and the Company's estimated credit risk.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND APRIL 2, 2011

(J)	Pension, Profit Sharing & Other Post-Retirement Benefits

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing, and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $1.7 million and $1.5 million for the first quarter of 2012 and 2011, respectively. The increase in pension and profit sharing expense is primarily attributable to a reduction in the assumption for expected return on assets as compared to the prior comparable period. In addition, the Company's defined benefit plans were required to recognize a significant amount of other comprehensive loss in 2011 as a result of a decrease in discount rates and unfavorable investment return, a portion of which will be amortized as pension expense in 2012.

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At March 31, 2012, the Company estimated that approximately $9.5 million would be contributed to the Company's defined benefit pension plans in 2012, of which approximately $1.4 million was contributed through the first quarter of 2012.

The Company’s unaudited net periodic benefit cost (income) for its defined benefit plans for the first quarter of 2012 and 2011 consists of the following components:

	For the first quarter of
	2012	2011
	(Dollar amounts in millions)
Service cost	$0.1	$0.1
Interest cost	1.9	2.1
Expected return on plan assets	(1.8)	(2.3)
Net amortization of actuarial loss	0.2	—
Net periodic benefit cost (income)	$0.4	$(0.1)

The Company's unaudited net periodic benefit cost, consisting solely of interest costs, for its post-retirement health benefit plan for the first quarter of 2011 was approximately $0.1 million, and was de minimis for the first quarter of 2012.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND APRIL 2, 2011

(K)	Exit and Disposal Activities

The Company has initiated various exit and disposal activities including, but not limited to, the following matters.

In 2011, management approved a plan to reduce costs and improve production efficiencies at the Company's subsidiary, Best, including transferring certain operations from Italy to Poland. During the first quarter of 2012, the Company recorded expenses in the RVP segment of approximately $0.1 million within cost of products sold ("COGS") related to severance costs associated with this exit activity. During 2011, the Company recorded expenses in the RVP segment of approximately $1.3 million (of which approximately $0.3 million was recorded during the first quarter of 2011) within SG&A and $14.4 million within COGS related to severance and other costs arising from the implementation of this plan. As the Company continues to restructure Best, it is possible that additional expenses may be incurred, however, at this point the Company does not expect to record any significant additional charges in 2012.

The following table sets forth the exit and disposal activity discussed above, and other less significant exit and disposal activities, for the first quarter of 2012:

	Balance				Balance
	12/31/11	Provision	Payments	Other	3/31/12
	(Dollar amounts in millions)
Employee Separation Expenses:
SG&A	$0.5	$—	$(0.1)	$(0.4)	$—
COGS	11.0	0.1	(2.3)	0.7	9.5
Total Employee Separation Expenses	11.5	0.1	(2.4)	0.3	9.5

Other Costs and Expenses:
SG&A	0.2	—	(0.1)	—	0.1
COGS	—	—	—	—	—
Total Other Costs and Expenses	0.2	—	(0.1)	—	0.1

Total Restructuring Activity:
SG&A	0.7	—	(0.2)	(0.4)	0.1
COGS	11.0	0.1	(2.3)	0.7	9.5
	$11.7	$0.1	$(2.5)	$0.3	$9.6

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other costs include expenses associated with asset write-downs, terminating other contractual arrangements, costs to prepare facilities for closure, and costs to move equipment and products to other facilities.

(L)	Guarantor Financial Statements

The Company's 10% Notes and 8.5% Notes are guaranteed by each of the Company's current and future domestic subsidiaries that guarantee the Company's obligations under its senior secured credit facilities (the “Guarantors”). The Guarantors are wholly-owned, either directly or indirectly, by the Company and jointly and severally guarantee the Company's obligations under the 10% Notes and 8.5% Notes. None of the Company's foreign subsidiaries guarantee the 10% Notes or 8.5% Notes.

Consolidating balance sheets related to Nortek, the Guarantors and non-Guarantor subsidiaries as of March 31, 2012 and December 31, 2011 and the related consolidating statements of operations and comprehensive income (loss), and cash flows for the first quarter ended March 31, 2012 and April 2, 2011 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND APRIL 2, 2011

Condensed Consolidating Balance Sheet as of March 31, 2012

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$34.6	$2.7	$35.1	$—	$72.4
Restricted cash	—	—	0.2	—	0.2
Accounts receivable, less allowances	—	204.2	77.9	—	282.1
Intercompany receivables (payables)	0.9	(22.8)	21.9	—	—
Inventories, net	—	228.9	82.1	(4.3)	306.7
Prepaid expenses	2.4	10.9	4.8	—	18.1
Other current assets	—	12.0	8.5	(0.4)	20.1
Prepaid income taxes	16.7	20.2	2.0	—	38.9
Total current assets	54.6	456.1	232.5	(4.7)	738.5

Property and Equipment, at Cost:
Total property and equipment, net	0.6	136.4	71.8	—	208.8

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,165.0	296.4	(53.0)	(1,408.4)	—
Goodwill	—	290.7	14.9	—	305.6
Intangible assets, less accumulated amortization	—	611.6	36.6	—	648.2
Other assets	23.7	17.3	0.5	—	41.5
Total other long-term assets	1,188.7	1,216.0	(1.0)	(1,408.4)	995.3
Total Assets	$1,243.9	$1,808.5	$303.3	$(1,413.1)	$1,942.6

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Notes payable and other short-term obligations	$—	$—	$1.2	$—	$1.2
Current maturities of long-term debt	3.5	2.1	6.1	—	11.7
Accounts payable	1.3	90.2	94.2	—	185.7
Accrued expenses and taxes, net	47.0	127.9	37.5	—	212.4
Total current liabilities	51.8	220.2	139.0	—	411.0

Other Liabilities:
Deferred income taxes	(21.8)	146.9	12.7	(1.8)	136.0
Other long-term liabilities	53.1	124.1	31.5	—	208.7
	31.3	271.0	44.2	(1.8)	344.7

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,079.1	14.1	12.0	—	1,105.2

Stockholders' investment (deficit)	81.7	1,303.2	108.1	(1,411.3)	81.7
Total Liabilities and Stockholders' Investment (Deficit)	$1,243.9	$1,808.5	$303.3	$(1,413.1)	$1,942.6

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND APRIL 2, 2011

Condensed Consolidating Balance Sheet as of December 31, 2011

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$17.8	$9.3	$31.1	$—	$58.2
Restricted cash	—	—	0.1	—	0.1
Accounts receivable, less allowances	—	206.8	67.1	—	273.9
Intercompany receivables (payables)	0.7	(23.9)	23.2	—	—
Inventories, net	—	231.6	76.7	(4.1)	304.2
Prepaid expenses	5.5	11.8	4.7	—	22.0
Other current assets	0.1	15.1	9.0	(0.6)	23.6
Prepaid income taxes	17.0	19.7	2.0	—	38.7
Total current assets	41.1	470.4	213.9	(4.7)	720.7

Property and Equipment, at Cost:
Total property and equipment, net	0.5	140.0	70.7	—	211.2

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,192.1	171.3	(44.0)	(1,319.4)	—
Goodwill	—	290.6	15.0	—	305.6
Intangible assets, less accumulated amortization	—	621.9	37.3	—	659.2
Other assets	25.1	17.5	0.6	—	43.2
Total other long-term assets	1,217.2	1,101.3	8.9	(1,319.4)	1,008.0
Total Assets	$1,258.8	$1,711.7	$293.5	$(1,324.1)	$1,939.9

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Notes payable and other short-term obligations	$—	$—	$1.3	$—	$1.3
Current maturities of long-term debt	28.5	2.0	1.6	—	32.1
Accounts payable	2.1	72.6	86.1	—	160.8
Accrued expenses and taxes, net	36.2	133.2	39.6	—	209.0
Total current liabilities	66.8	207.8	128.6	—	403.2

Other Liabilities:
Deferred income taxes	(21.6)	148.5	12.3	(1.8)	137.4
Other long-term liabilities	53.7	122.4	31.7	—	207.8
	32.1	270.9	44.0	(1.8)	345.2

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,079.5	14.6	17.0	—	1,111.1

Stockholders' investment (deficit)	80.4	1,218.4	103.9	(1,322.3)	80.4
Total Liabilities and Stockholders' Investment (Deficit)	$1,258.8	$1,711.7	$293.5	$(1,324.1)	$1,939.9

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND APRIL 2, 2011

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the first quarter ended March 31, 2012

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$421.6	$165.7	$(64.5)	$522.8

Costs and Expenses:
Cost of products sold	—	301.3	139.9	(64.4)	376.8
Selling, general and administrative expense, net	7.8	82.3	20.0	—	110.1
Amortization of intangible assets	—	10.3	0.7	—	11.0
	7.8	393.9	160.6	(64.4)	497.9
Operating (loss) earnings	(7.8)	27.7	5.1	(0.1)	24.9
Interest expense	(23.6)	(0.7)	(0.2)	—	(24.5)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(31.4)	27.0	4.9	(0.1)	0.4
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	31.8	(14.3)	0.1	(17.6)	—
Earnings (loss) before provision (benefit) for income taxes	0.4	12.7	5.0	(17.7)	0.4
Provision (benefit) for income taxes	1.6	4.8	3.0	(7.8)	1.6
Net (loss) earnings	$(1.2)	$7.9	$2.0	$(9.9)	$(1.2)

Comprehensive income (loss)	$0.7	$7.9	$4.2	$(12.1)	$0.7

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND APRIL 2, 2011

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the first quarter ended April 2, 2011

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$386.7	$168.8	$(66.9)	$488.6

Costs and Expenses:
Cost of products sold	—	279.4	147.0	(64.8)	361.6
Selling, general and administrative expense, net	7.0	85.7	20.5	—	113.2
Amortization of intangible assets	—	11.4	0.5	—	11.9
	7.0	376.5	168.0	(64.8)	486.7
Operating (loss) earnings	(7.0)	10.2	0.8	(2.1)	1.9
Interest expense	(28.5)	(0.5)	(0.3)	—	(29.3)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(35.5)	9.7	0.5	(2.1)	(27.4)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	8.1	(16.8)	(0.3)	9.0	—
(Loss) earnings before (benefit) provision for income taxes	(27.4)	(7.1)	0.2	6.9	(27.4)
(Benefit) provision for income taxes	(6.3)	(2.0)	1.8	0.2	(6.3)
Net (loss) earnings	$(21.1)	$(5.1)	$(1.6)	$6.7	$(21.1)

Comprehensive (loss) income	$(18.9)	$(5.1)	$0.6	$4.5	$(18.9)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND APRIL 2, 2011

Condensed Consolidating Cash Flow Statement
For the first quarter ended March 31, 2012

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(16.5)	$59.8	$1.0	$44.3
Cash Flows from investing activities:
Capital expenditures	—	(3.1)	(1.4)	(4.5)
Proceeds from the sale of property and equipment	—	1.5	—	1.5
Change in restricted cash and marketable securities	0.1	—	—	0.1
Other, net	—	(0.1)	—	(0.1)
Net cash provided by (used in) investing activities	0.1	(1.7)	(1.4)	(3.0)

Cash Flows from financing activities:
Increase in borrowings	—	—	1.6	1.6
Payment of borrowings	(25.9)	(0.6)	(2.2)	(28.7)
Long-term intercompany advances and loans	59.1	(64.1)	5.0	—
Net cash provided by (used in) financing activities	33.2	(64.7)	4.4	(27.1)
Net change in unrestricted cash and cash equivalents	16.8	(6.6)	4.0	14.2
Unrestricted cash and cash equivalents at the beginning of the period	17.8	9.3	31.1	58.2
Unrestricted cash and cash equivalents at the end of the period	$34.6	$2.7	$35.1	$72.4

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND APRIL 2, 2011

Condensed Consolidating Cash Flow Statement
For the first quarter ended April 2, 2011

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(12.3)	$1.5	$(2.9)	$(13.7)
Cash Flows from investing activities:
Capital expenditures	(0.1)	(4.6)	(0.8)	(5.5)
Net cash paid for businesses acquired	(0.4)	—	—	(0.4)
Investment in joint venture	—	(5.3)	—	(5.3)
Change in restricted cash and marketable securities	—	0.2	—	0.2
Net cash used in investing activities	(0.5)	(9.7)	(0.8)	(11.0)

Cash Flows from financing activities:
Increase in borrowings	10.0	5.3	15.5	30.8
Payment of borrowings	(10.0)	(0.7)	(12.5)	(23.2)
Payment of minimum withholding taxes in connection with vesting of restricted stock	(2.7)	—	—	(2.7)
Long-term intercompany advances and loans	9.0	(9.0)	—	—
Other, net	0.1	—	—	0.1
Net cash provided by (used in) financing activities	6.4	(4.4)	3.0	5.0
Net change in unrestricted cash and cash equivalents	(6.4)	(12.6)	(0.7)	(19.7)
Unrestricted cash and cash equivalents at the beginning of the period	16.0	21.3	20.4	57.7
Unrestricted cash and cash equivalents at the end of the period	$9.6	$8.7	$19.7	$38.0

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 31, 2012
AND THE FIRST QUARTER ENDED APRIL 2, 2011

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are a diversified manufacturer of innovative, branded residential and commercial building products, operating within four reporting segments:

•	the Residential Ventilation Products (“RVP”) segment,

•	the Technology Products (“TECH”) segment,

•	the Residential Air Conditioning and Heating Products (“RHVAC”) segment, and

•	the Commercial Air Conditioning and Heating Products (“CHVAC”) segment.

Through these segments, we manufacture and sell, primarily in the United States, Canada and Europe, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

The RVP segment manufactures and sells room and whole house ventilation and other products primarily for the professional remodeling and replacement markets, the residential new construction market, and the do-it-yourself market. The principal products sold by this segment include kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units), and indoor air quality products.

The TECH segment manufactures and distributes a broad array of products designed to provide convenience and security for residential and certain commercial applications. The principal product categories sold in this segment include audio/video distribution and control equipment, security and access control products, and digital display mounting and mobility products.

The RHVAC segment manufactures and sells heating, ventilating and air conditioning systems for site-built residential and manufactured housing structures and certain commercial markets. The principal products sold by the segment are split-system and packaged air conditioners and heat pumps, air handlers, furnaces, and related equipment.

The CHVAC segment manufactures and sells heating, ventilating and air conditioning systems for custom-designed commercial applications to meet customer specifications. The principal products sold by the segment are air handlers and large custom rooftop cooling and heating products.

Basis of Presentation

We operate on a calendar year and for our interim periods we operate on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The first three months ended March 31, 2012 (“first quarter of 2012”) and April 2, 2011 (“first quarter of 2011”) include 91 days and 92 days, respectively.

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Nortek, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes contained in this report. Unless the context requires otherwise, the terms “Nortek,” “Company,” “we” and “our” in this MD&A refer to Nortek, Inc. and its wholly-owned subsidiaries.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 31, 2012
AND THE FIRST QUARTER ENDED APRIL 2, 2011

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based on our historical experience, current trends, and information available from other sources, as appropriate.  If different conditions result from those assumptions used in our judgments, the results could be materially different from our estimates.

Our critical accounting policies include:

•	Revenue Recognition, Accounts Receivable and Related Expenses,

•	Inventory Valuation,

•	Income Taxes,

•	Goodwill,

•	Other Long-Lived Assets,

•	Pensions and Post-Retirement Health Benefits,

•	Warranty,

•	Insurance Liabilities, including Product Liability, and

•	Contingencies.

Further detail regarding our other critical accounting policies can be found in the consolidated financial statements and the notes included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC").

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 31, 2012
AND THE FIRST QUARTER ENDED APRIL 2, 2011

Industry Overview

Critical factors affecting our future performance, including our level of sales, profitability and cash flows, are the levels of residential remodeling and replacement activity, and new residential and non-residential construction activity. The level of new residential and non-residential construction activity and the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending, employment levels, and other macroeconomic factors, over which we have no control. Any decline in economic activity as a result of these or other factors typically results in a decline in residential and non-residential new construction and, to a lesser extent, residential and non-residential remodeling and replacement spending, which would result in a decrease in our sales, profitability and cash flows.

Instability in the credit and financial markets, troubles in the mortgage market, the level of unemployment, and the decline in home values have had a negative impact on residential and non-residential new construction activity, consumer disposable income, and spending on home remodeling and repair expenditures. These factors have had an adverse effect on our operating results.

Changes in key industry activity affecting our businesses in the United States for the first quarter of 2012, the fourth quarter of 2011 and the full year of 2011 as compared to the prior year periods were as follows:

		% Increase (Decrease)
	Source of	1st Quarter	4th Quarter	Full Year
	Data	2012	2011	2011
Private residential construction spending	1	6%	5%	(1)%
Total housing starts	1	19%	24%	4%
New home sales	1	17%	9%	(5)%
Existing home sales	2	7%	7%	2%
Residential improvement spending	1	2%	7%	4%
Central air conditioning and heat pump shipments	3	(7)%	(16)%	7%
Private non-residential construction spending	1	17%	10%	3%
Manufactured housing shipments	4	32%	45%	3%
Residential fixed investment spending	5	9%	4%	(1)%

Source of data:

(1)	U.S. Census Bureau

(2)	National Association of Realtors

(3)	Air Conditioning and Refrigeration Institute

(4)	Institute for Building Technology and Safety

(5)	U.S. Bureau of Economic Analysis

In addition, according to the Canada Mortgage and Housing Corporation, Canadian housing starts increased approximately 19% in the first quarter of 2012 as compared to the first quarter of 2011, increased approximately 11% in the fourth quarter of 2011 as compared to the fourth quarter of 2010 and increased approximately 2% for the full year of 2011 as compared to the full year of 2010.

The demand for certain of our products is seasonal, particularly in the Northeast and Midwest regions of the United States. Inclement weather during winter months usually reduces the level of building and remodeling activity in both home improvement and new construction markets, thereby reducing our sales levels during the first and fourth quarters.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 31, 2012
AND THE FIRST QUARTER ENDED APRIL 2, 2011

Outlook

For the remainder of 2012, we expect activity in the residential and non-residential construction markets to be slightly up from the levels we experienced in 2011. During the first quarter of 2012, U.S. housing starts, as well as new and existing home sales, were up as compared to the first quarter of 2011. We believe, however, that it is premature to conclude that a sustainable housing recovery is under way.

We have experienced an unseasonably warm first quarter in the Northeast and elsewhere around the country. We believe the favorable weather has pulled construction activity forward. In addition, the United States and certain other countries still face relatively high unemployment levels, stricter mortgage lending practices, and elevated housing inventories (with foreclosures representing an increasing share of such inventory). These factors are likely to continue weighing on housing starts, housing prices, and sales of new and existing homes.

All of this leads us to continued conservatism in the way we plan to operate our business in 2012. We will continue to closely manage our expenses and cash flow while making the investments necessary to further improve our manufacturing, introduce new products, and deliver service excellence to our customers.

With strong liquidity from cash on hand and borrowing availability under our revolving credit facility, we have the capability to benefit significantly from even a modest rebound in end-market demand.

Acquisitions

We have made the following acquisitions since January 1, 2011:

Reporting Segment	Acquired Company	Acquisition Date	Primary Business of Acquired Company
TECH	TV One Broadcast Sales Corporation; Barcom (UK) Holdings Limited; and Barcom Asia Holdings, LLC (collectively, "TV One")	April 28, 2011	Design, manufacture and sale of a complete range of video signal processing products for the professional audio/video and broadcast markets.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 31, 2012
AND THE FIRST QUARTER ENDED APRIL 2, 2011

Results of Operations

Our consolidated operating results for the first quarter of 2012 and 2011 were as follows:

	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$522.8	100.0%	$488.6	100.0%	$34.2	—%

Cost of products sold ("COGS"):
Material costs	239.5	45.8	227.5	46.5	12.0	(0.7)
Labor costs	32.8	6.3	29.7	6.1	3.1	0.2
Overhead costs	104.5	20.0	104.4	21.4	0.1	(1.4)
Total COGS	376.8	72.1	361.6	74.0	15.2	(1.9)
Selling, general & administrative expense, net ("SG&A")	110.1	21.0	113.2	23.2	(3.1)	(2.2)
Amortization of intangible assets	11.0	2.1	11.9	2.4	(0.9)	(0.3)
Total costs and expenses	497.9	95.2	486.7	99.6	11.2	(4.4)
Operating earnings	24.9	4.8	1.9	0.4	23.0	4.4
Interest expense	(24.5)	(4.7)	(29.3)	(6.0)	4.8	1.3
Earnings (loss) before provision (benefit) for income taxes	0.4	0.1	(27.4)	(5.6)	27.8	5.7
Provision (benefit) for income taxes	1.6	0.3	(6.3)	(1.3)	7.9	1.6
Net loss	$(1.2)	(0.2)%	$(21.1)	(4.3)%	$19.9	4.1%

Depreciation and amortization	$20.3	3.9%	$29.5	6.0%	$(9.2)	(2.1)%

Net sales and operating earnings (loss) by segment for the first quarter of 2012 and 2011 were as follows:

	Net Sales				Operating Earnings (Loss)
			Change				Change
	2012	2011	$	%	2012	2011	$	%
	(Dollar amounts in millions)

RVP	$151.8	$150.8	$1.0	0.7%	$15.8	$10.2	$5.6	54.9%
TECH	160.8	157.3	3.5	2.2	6.2	1.7	4.5	*
RHVAC	75.6	83.5	(7.9)	(9.5)	(2.3)	(0.9)	(1.4)	*
CHVAC	134.6	97.0	37.6	38.8	12.8	(2.2)	15.0	*
	$522.8	$488.6	$34.2	7.0%	32.5	8.8	23.7	*

Unallocated					(7.6)	(6.9)	(0.7)	10.1
					$24.9	$1.9	$23.0	*

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 31, 2012
AND THE FIRST QUARTER ENDED APRIL 2, 2011

The remainder of this results of operations discussion provides greater detail of our quarter to quarter operating results for each of our reporting segments. Our reporting segments offer a significant number of different products across a wide range of price points and numerous distribution channels that do not always allow meaningful quantitative analysis to be performed with respect to the effect on net sales of changes in units sold or the price per unit sold. However, whenever the underlying causes of material increases or decreases in consolidated net sales can be adequately analyzed and quantified, we attempt to make appropriate disclosure of such reasons, including changes in price, volume, and the mix of products sold. Overall, changes in COGS (including material, direct labor, overhead and freight costs) as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices, and material costs, as well as changes in productivity levels.

RVP Segment

The operating results for the RVP segment for the first quarter of 2012 and 2011 were as follows:

	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$151.8	100.0%	$150.8	100.0%	$1.0	—%

COGS:
Material costs	60.9	40.1	62.0	41.1	(1.1)	(1.0)
Labor costs	9.1	6.0	9.9	6.5	(0.8)	(0.5)
Overhead costs	38.5	25.4	37.8	25.1	0.7	0.3
Total COGS	108.5	71.5	109.7	72.7	(1.2)	(1.2)
SG&A	23.7	15.6	27.1	18.0	(3.4)	(2.4)
Amortization of intangible assets	3.8	2.5	3.8	2.5	—	—
Total costs and expenses	136.0	89.6	140.6	93.2	(4.6)	(3.6)
Operating earnings	$15.8	10.4%	$10.2	6.8%	$5.6	3.6%

Depreciation and amortization	$6.8	4.5%	$7.2	4.8%	$(0.4)	(0.3)%

Net sales in the RVP segment for the first quarter of 2012 reflect an increase of approximately $1.0 million. This increase is attributable to price increases of approximately $1.2 million and volume/mix increases of approximately $0.7 million, which were partially offset by a decrease related to the effects of foreign exchange rates of approximately $1.3 million. Excluding the effect of changes in foreign currency exchange rates, net sales in the RVP segment for the first quarter of 2012 increased approximately $2.3 million as compared to the first quarter of 2011. Excluding the effect of changes in foreign currency exchange rates, North American sales increased approximately $4.5 million, while net sales for the segment's European range hood business declined approximately $2.2 million. This increase in North American sales is primarily attributable to increases in U.S. sales of approximately $5.2 million, offset by a decline in Canadian sales of approximately $0.7 million. Price increases and industry wide increases in new housing starts, new and existing home sales, as well as residential construction and investment spending, during the first quarter of 2012 as compared to the first quarter of 2011 contributed to the overall increase in U.S. sales during the period. The decline in the European range hood business is primarily attributable to the continued global economic downturn. Kitchen range hoods and bathroom exhaust fans are the largest product categories sold in the RVP segment, accounting for approximately 80% of the RVP segment's total sales for both the first quarter of 2012 and 2011.

The decrease in the percentage of COGS to net sales in the first quarter of 2012 primarily reflects the impact of increased sales prices during the first quarter of 2012, the effect of changes in product mix and lower warranty costs, partially offset by higher commodity prices related to the purchase of steel and certain component parts, such as motors and plastics. COGS for the first quarter of 2012 also includes a decrease of approximately $1.2 million related to the effect of changes in foreign currency exchange

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 31, 2012
AND THE FIRST QUARTER ENDED APRIL 2, 2011

rates.

The decrease in SG&A as a percentage of net sales is primarily attributable to cost reduction measures implemented at the RVP's European subsidiary serving the kitchen range hood market in conjunction with the Company's overall plan to reduce costs and improve production efficiencies at the subsidiary.

TECH Segment

The operating results for the TECH segment for the first quarter of 2012 and 2011 were as follows:

	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$160.8	100.0%	$157.3	100.0%	$3.5	—%

COGS:
Material costs	74.8	46.5	72.7	46.2	2.1	0.3
Labor costs	2.0	1.2	2.2	1.4	(0.2)	(0.2)
Overhead costs	24.9	15.5	26.9	17.1	(2.0)	(1.6)
Total COGS	101.7	63.2	101.8	64.7	(0.1)	(1.5)
SG&A	47.4	29.5	47.4	30.1	—	(0.6)
Amortization of intangible assets	5.5	3.4	6.4	4.1	(0.9)	(0.7)
Total costs and expenses	154.6	96.1	155.6	98.9	(1.0)	(2.8)
Operating earnings	$6.2	3.9%	$1.7	1.1%	$4.5	2.8%

Depreciation and amortization	$7.9	4.9%	$16.0	10.2%	$(8.1)	(5.3)%

The increase in net sales is primarily attributable to the effect of acquisitions which contributed approximately $4.7 million of net sales in the first quarter of 2012, partially offset by a decrease in volume related to a certain customer of approximately $1.9 million (see "Liquidity and Capital Resources - Risks and Uncertainties"). Decreased sales of audio/video distribution and control products, partially offset by increased sales of digital display mounting and mobility products also contributed to the overall change in net sales in the first quarter of 2012.

Sales of security and access control products accounted for approximately 29% of total TECH segment net sales in both the first quarter of 2012 and 2011. Sales of audio/video distribution and control products accounted for approximately 30% of total TECH segment net sales in both the first quarter of 2012 and 2011. Digital display mounting and mobility products accounted for approximately 41% of total TECH segment net sales in both the first quarter of 2012 and 2011.

COGS in the first quarter of 2012 includes a charge of approximately $2.6 million relating to the decision to discontinue development of a certain new product. Customer interest in this product as it is currently designed has been less than anticipated, and we believe that significant additional investments would be necessary for this product to receive a satisfactory level of market acceptance. Furthermore, a similar product offered in the TECH segment is production-ready and has achieved greater market approval, leading us to decide to cancel the development and liquidate remaining inventories for the competing product line. The charge is comprised of reserves to reduce remaining inventories to their net realizable value, estimated costs to cancel open purchase orders, costs of products expected to be returned, and the accelerated depreciation of tooling equipment.

COGS for the first quarter of 2012 also includes approximately $1.7 million related to acquisitions made in 2011, and for the first quarter of 2011, includes approximately $7.3 million of non-cash charges related to the amortization of fair value allocated to inventory (which is included in depreciation and amortization expense). As noted in the above table, the percentage of COGS to

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 31, 2012
AND THE FIRST QUARTER ENDED APRIL 2, 2011

net sales decreased for the first quarter of 2012, primarily as a result of a decrease in overhead costs as a percentage of net sales. This decrease primarily relates to the items discussed above.

The decrease in SG&A as a percentage of net sales is primarily the result of SG&A reductions due to the restructuring of certain operations within the segment in 2011, as well as lower spending levels in the first quarter of 2012 as compared to 2011, partially offset by an increase of approximately $2.5 million of SG&A from the acquisition of TV One in April 2011.

RHVAC Segment

The operating results for the RHVAC segment for the first quarter of 2012 and 2011 were as follows:

	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$75.6	100.0%	$83.5	100.0%	$(7.9)	—%

COGS:
Material costs	47.0	62.2	51.0	61.1	(4.0)	1.1
Labor costs	2.6	3.4	2.9	3.5	(0.3)	(0.1)
Overhead costs	15.6	20.6	16.9	20.2	(1.3)	0.4
Total COGS	65.2	86.2	70.8	84.8	(5.6)	1.4
SG&A	12.5	16.5	13.4	16.1	(0.9)	0.4
Amortization of intangible assets	0.2	0.3	0.2	0.2	—	0.1
Total costs and expenses	77.9	103.0	84.4	101.1	(6.5)	1.9
Operating loss	$(2.3)	(3.0)%	$(0.9)	(1.1)%	$(1.4)	(1.9)%

Depreciation and amortization	$2.7	3.6%	$3.2	3.8%	$(0.5)	(0.2)%

The decrease in net sales was primarily driven by lower demand due to overall economic conditions and depressed central air conditioning and heat pump shipments. The mild winter weather experienced over much of the country during the first quarter of 2012, coupled with an increase in first quarter 2011 sales to certain customers serving the residential site-built market for use as replacement products, also contributed to the decline in net sales. These decreases were partially offset by the effect of increased sales prices effective June 15, 2011, which had the effect of increasing sales by approximately $1.4 million, and the addition of several new distribution customers.

As noted in the table above, the increase in COGS as a percentage of net sales is primarily the result of an increase in material costs as a percentage of net sales, and to a lesser extent, an increase in overhead and other costs as a percentage of net sales. The increase in material costs as a percentage of net sales is primarily the result of higher inbound freight costs, and to a lesser extent, higher prices related to the purchase of steel and copper, and the purchased components that use these materials, partially offset by increased sales prices as discussed previously. The increase in overhead and other costs as a percentage of net sales is primarily the result of a decrease in net sales without a proportionate decrease in costs due to the fixed nature of certain overhead costs.

The increase in SG&A as a percentage of net sales is primarily due to the decrease in net sales without a proportionate decrease in SG&A due to the fixed nature of certain expenses.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 31, 2012
AND THE FIRST QUARTER ENDED APRIL 2, 2011

CHVAC Segment

The operating results for the CHVAC segment for the first quarter of 2012 and 2011 were as follows:

	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$134.6	100.0%	$97.0	100.0%	$37.6	—%

COGS:
Material costs	56.8	42.2	41.8	43.1	15.0	(0.9)
Labor costs	19.1	14.2	14.7	15.2	4.4	(1.0)
Overhead costs	25.5	18.9	22.8	23.5	2.7	(4.6)
Total COGS	101.4	75.3	79.3	81.8	22.1	(6.5)
SG&A	18.9	14.1	18.4	19.0	0.5	(4.9)
Amortization of intangible assets	1.5	1.1	1.5	1.5	—	(0.4)
Total costs and expenses	121.8	90.5	99.2	102.3	22.6	(11.8)
Operating earnings (loss)	$12.8	9.5%	$(2.2)	(2.3)%	$15.0	11.8%

Depreciation and amortization	$2.9	2.2%	$3.0	3.1%	$(0.1)	(0.9)%

Net sales in the CHVAC segment for the first quarter of 2012 reflect a decrease of approximately $0.7 million attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the CHVAC segment for the first quarter of 2012 increased approximately $38.3 million.  This increase in net sales is primarily the result of increased shipment levels of air handlers, clean room equipment and packaged equipment in the U.S. market.  Backlog for CHVAC products expected to be filled within the next twelve months was approximately $244.2 million at March 31, 2012, approximately $260.0 million at December 31, 2011 and approximately $203.4 million at April 2, 2011.  This decrease in backlog since December 31, 2011 is the result of the fulfillment of orders in process at the end of 2011 and was expected due to several large orders placed in 2011 that are not expected to be repeated in 2012, coupled with a slowdown in the incoming order rate.

The decrease in COGS as a percentage of net sales for the first quarter of 2012 primarily reflects a decrease in overhead and other costs as a percentage of net sales due to higher sales volume without a proportionate increase in overhead, as well as, product and process improvements made at several companies. COGS for the first quarter of 2012 also includes a decrease of approximately $0.5 million related to the effect of changes in foreign currency exchange rates.

The decrease in SG&A as a percentage of net sales is primarily due to an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 31, 2012
AND THE FIRST QUARTER ENDED APRIL 2, 2011

Unallocated

Operating Loss. Unallocated operating loss was approximately $7.6 million in the first quarter of 2012 as compared to approximately $6.9 million for the first quarter of 2011. This increase in unallocated operating loss is primarily attributable to approximately $1.1 million of outside consulting fees incurred in the first quarter of 2012 relating to strategic reviews, offset by lower salaries and other expenses.

Interest Expense.  Interest expense decreased approximately $4.8 million, or approximately 16.4%, during the first quarter of 2012 as compared to the first quarter of 2011.  This decrease is primarily due to the second quarter 2011 debt transactions consisting of the private placement of $500.0 million in aggregate principal amount of 8.5% Senior Notes due 2021 (the “8.5% Notes”) and also entering into a new senior secured term loan with a final maturity in 2017 (the “Term Loan Facility”). The net proceeds from the 8.5% Notes and the Term Loan Facility were principally used to repurchase or redeem all of the 11% Senior Secured Notes due 2013, which had an outstanding aggregate principal balance of approximately $753.3 million.

Provision (Benefit) for Income Taxes. The provision for income taxes for the first quarter of 2012 was approximately $1.6 million as compared to a benefit from income taxes of approximately $6.3 million for the first quarter of 2011. The effective income tax rate for the first quarter of 2012 is not meaningful. Compared to the United States federal statutory rate of 35%, the effective income tax rate for the first quarter of 2012 reflects an increase in the valuation allowances related to certain deferred tax assets. The effective income tax rate of a benefit of approximately 23.0% for the first quarter of 2011 differs from the expected United States federal statutory rate of a benefit of 35% principally as a result of an increase in the valuation allowances related to deferred tax assets and the effect of foreign activities, partially offset by state income tax benefits.

Foreign Net Sales and Operating Earnings

Net sales and earnings derived from international markets are subject to economic, political and currency risks, among others.

Foreign net sales, which are attributed based on the location of our subsidiary responsible for the sale, were approximately 22.5% and 23.2% of consolidated net sales for the first quarter of 2012 and 2011, respectively.  Net sales from our Canadian subsidiaries were approximately 11.6% and 11.1% of consolidated net sales for the first quarter of 2012 and 2011, respectively.  Net sales from our Canadian subsidiaries include net sales from the RVP and CHVAC segments.  Net sales from our European subsidiaries were approximately 8.5% and 8.6% of consolidated net sales for the first quarter of 2012 and 2011, respectively.  Net sales from our European subsidiaries include net sales from the RVP, TECH and CHVAC segments.

Operating earnings of foreign operations, consisting primarily of the results of operations of our Canadian and European subsidiaries, were approximately 25.6% and 31.1% of consolidated operating earnings (before unallocated and corporate expenses) for the first quarter of 2012 and 2011, respectively.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 31, 2012
AND THE FIRST QUARTER ENDED APRIL 2, 2011

Liquidity and Capital Resources

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments and debt repayments. Our principal sources of liquidity are cash flows from operations, existing unrestricted cash and cash equivalents, and the use of borrowings under our $300.0 million senior secured asset-based revolving credit facility ("ABL Facility"). The indentures related to our 10% Senior Notes due 2018 (the "10% Notes") and 8.5% Notes, the credit agreements governing our ABL Facility and Term Loan Facility, and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions. See Note G, "Notes, Mortgage Notes and Obligations Payable" to the unaudited condensed consolidated financial statements included elsewhere herein and “- Debt Covenant Compliance” below.

There can be no assurance that we will generate sufficient cash flow from the operations of our subsidiaries or that future financings will be available on acceptable terms or in amounts sufficient to enable us to service or refinance our indebtedness, or to make necessary capital expenditures.

Cash Flows

Our cash flow from operating, investing and financing activities for the first quarter of 2012 and 2011, as reflected in the condensed consolidated statement of cash flows included elsewhere herein, is summarized in the table below:

	2012	2011	Change
	(Dollar amounts in millions)

Net cash provided by (used in) operating activities	$44.3	$(13.7)	$58.0
Net cash used in investing activities	(3.0)	(11.0)	8.0
Net cash (used in) provided by financing activities	(27.1)	5.0	(32.1)
Net change in unrestricted cash and cash equivalents	$14.2	$(19.7)	$33.9

The change in net cash provided by (used in) operating activities was primarily the result of an increase in net earnings (after the exclusion of non-cash items) of approximately $19.6 million combined with a decrease in working capital of approximately $35.7 million.

The decrease in net cash used in investing activities was primarily the result of an investment in a joint venture of approximately $5.3 million made during the first quarter of 2011 and a decrease in capital expenditures of approximately $1.0 million. Capital expenditures were approximately $4.5 million and $5.5 million for the first quarter of 2012 and 2011, respectively.  Capital expenditures were approximately $21.1 million for the year ended December 31, 2011 and are expected to be between approximately $30.0 million and $35.0 million for 2012.

The change in net cash (used in) provided by financing activities is primarily the result of a decrease in borrowings of approximately $29.2 million and an increase in payments relating to outstanding borrowings of approximately $5.5 million.

As discussed earlier, we generally use cash flows from operations and, where necessary, borrowings to finance our capital expenditures and strategic acquisitions, to meet the service requirements of existing indebtedness and for working capital and other general corporate purposes.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 31, 2012
AND THE FIRST QUARTER ENDED APRIL 2, 2011

Outstanding Indebtedness

We had consolidated debt at March 31, 2012 of approximately $1,118.1 million consisting of the following:

(Dollar amounts in millions)
8.5% Notes, net of discount	$493.2
Term Loan Facility, net of discount	339.4
10% Notes	250.0
ABL Facility	17.0
Long-term notes, mortgage notes and other indebtedness, net	17.3
Short-term bank obligations	1.2
$1,118.1

During the first quarter of 2012, we had a net decrease in our debt of approximately $26.4 million resulting primarily from a net decrease in borrowings under our ABL Facility of approximately $25.0 million, quarterly payments related to the Term Loan Facility of approximately $0.8 million and net payments relating to subsidiary debt of approximately $1.3 million.  The remaining increase of approximately $0.7 million relates to the effect of changes in foreign currency exchange rates and debt discount amortization. Our debt to equity ratio decreased from approximately 14.2:1 at December 31, 2011 to approximately 13.7:1 at March 31, 2012 primarily as a result of the net decrease in indebtedness as noted above. On April 27, 2012, we voluntarily repaid $5.0 million of outstanding borrowings under our ABL Facility and, accordingly, we have classified such amount as current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet at March 31, 2012.

Contractual Obligations

We have entered into a number of operating lease obligations and purchase obligations, and have guaranteed certain obligations of these parties. There have been no significant changes to these obligations since December 31, 2011.

Nortek, its subsidiaries, affiliates or significant shareholders (subject to the Investor Agreement between the Company and certain significant shareholders, dated as of April 4, 2012, as described in the Form 8-K filed by the Company with the SEC on April 5, 2012) may from time to time, in their sole discretion, purchase, repay, refinance, redeem or retire any of our outstanding debt, in privately negotiated or open market transactions, by tender offer or otherwise, which may be subject to restricted payment limitations.

Adequacy of Liquidity Sources

At March 31, 2012, we had approximately $72.4 million of unrestricted cash and cash equivalents to fund our cash flow needs for the remainder of 2012.

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of May 4, 2012, we had approximately $12.0 million in outstanding borrowings and approximately $13.8 million in outstanding letters of credit under the ABL Facility. Based on the March 2012 borrowing base calculations, at May 4, 2012, we had excess availability of approximately $233.2 million under the ABL Facility and approximately $194.3 million of excess availability before triggering the cash deposit requirements as discussed further below.

As noted previously, the indentures and other agreements governing our indebtedness and the indebtedness of our subsidiaries, contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.  As of March 31, 2012, we had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $25.0 million.

From time to time, we have evaluated and expect to continue to evaluate possible acquisition transactions and possible dispositions

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 31, 2012
AND THE FIRST QUARTER ENDED APRIL 2, 2011

of certain of our businesses and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

Working Capital

Our working capital increased from approximately $317.5 million at December 31, 2011 to approximately $327.5 million at March 31, 2012, while our current ratio remained unchanged at 1.8:1.  The increase in working capital is primarily the result of an increase in unrestricted cash of approximately $14.2 million, as well as the effect of changes in other working capital accounts as described further below.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents increased from approximately $58.2 million at December 31, 2011 to approximately $72.4 million at March 31, 2012.

Accounts receivable, less allowances, increased approximately $8.2 million, or approximately 3.0%, between December 31, 2011 and March 31, 2012, while net sales decreased approximately $12.4 million, or approximately 2.3%, in the first quarter of 2012 as compared to the fourth quarter of 2011.  The change in accounts receivable includes an increase of approximately $1.5 million related to the effect of changes in foreign currency exchange rates. Excluding the effect of changes in foreign currency exchange rates, accounts receivable, less allowances, increased approximately $6.7 million between December 31, 2011 and March 31, 2012. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, the level of sales recognized on a cash basis, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period.  Accounts receivable from customers related to foreign operations increased by approximately $10.5 million, or approximately 14.5%, between December 31, 2011 and March 31, 2012.

Inventories increased approximately $2.5 million, or approximately 0.8%, between December 31, 2011 and March 31, 2012. The change in inventories includes an increase of approximately $1.1 million related to the effect of changes in foreign currency exchange rates. Excluding the effect of changes in foreign currency exchange rates, inventories increased approximately $1.4 million between December 31, 2011 and March 31, 2012 , primarily related to increased purchases in the CHVAC and RHVAC segments in anticipation of higher sales levels, partially offset by a decrease in purchases in the TECH segment due to seasonality and higher fourth quarter 2011 sales.

Other current assets decreased approximately $1.9 million, or approximately 14.1%, between December 31, 2011 and March 31, 2012. This decrease is primarily related to a decrease in the cost basis of inventory shipped of approximately $2.0 million relating to a customer in the TECH segment for which we have determined cash basis accounting treatment is appropriate for revenue recognition under the customer agreement. See "Risks and Uncertainties".

Accounts payable increased approximately $24.9 million, or 15.5%, between December 31, 2011 and March 31, 2012 primarily due to increases in the CHVAC and RHVAC segments related to increased purchasing in anticipation of higher sales levels.  The change in accounts payable at March 31, 2012 also reflects an increase of approximately $1.2 million related to the effect of changes in foreign currency exchange rates.

Accrued expenses and taxes, net increased approximately $3.4 million, or approximately 1.6%, between December 31, 2011 and March 31, 2012 primarily as a result of an increase in accrued interest related to upcoming interest payments on our senior indebtedness, partially offset by a decrease in accrued severance of approximately $7.1 million primarily relating to payments made in the first quarter of 2012.

Changes in certain working capital accounts, as noted above, between December 31, 2011 and March 31, 2012, differ from the changes reflected in our unaudited condensed consolidated statement of cash flows for such period as a result of non-cash items, including among others, the effect of changes in foreign currency exchange rates.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 31, 2012
AND THE FIRST QUARTER ENDED APRIL 2, 2011

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

In addition, the indentures that govern our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indentures governing our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined by the 10% Notes, 8.5% Notes and Term Loan Facility) for such trailing four quarter period. As of March 31, 2012, under the 10% Notes, the FCCR was approximately 2.18 to 1.0.

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

As of March 31, 2012, we were in compliance with all covenants under the indentures that govern the 10% Notes and 8.5% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 31, 2012
AND THE FIRST QUARTER ENDED APRIL 2, 2011

Consolidated Cash Flow and Adjusted Consolidated Cash Flow

Consolidated Cash Flow (“CCF”) represents net earnings (loss) before interest, income taxes, depreciation and amortization (including the effects of fresh-start accounting), and loss from debt retirement. The ACCF is defined as the CCF further adjusted to exclude certain cash and non-cash, non-recurring items. CCF and ACCF are not defined terms under GAAP. Neither CCF nor ACCF should be considered an alternative to operating income or net earnings (loss) as a measure of operating results. There are material limitations associated with making the adjustments to our earnings to calculate CCF and ACCF and using these non-GAAP financial measures as compared to the most directly comparable GAAP financial measures. For instance, CCF and ACCF do not include:

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

We believe that the inclusion of supplementary adjustments to CCF applied in presenting ACCF are appropriate to provide additional information to investors about the performance of the business, and we are required to reconcile net earnings (loss) to ACCF to demonstrate compliance with debt covenants. While the determination of appropriate adjustments in the calculation of ACCF is subject to interpretation under the terms of the 10% Notes, management believes the adjustments described below are in accordance with the covenants in the 10% Notes.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 31, 2012
AND THE FIRST QUARTER ENDED APRIL 2, 2011

The following table reconciles net loss to CCF and ACCF for the 10% Notes for the trailing four quarters ended March 31, 2012:

	(1)	(2)	(3)	LTM Ended
	Year Ended	For the first quarter of		(1)+(2)-(3)
	Dec. 31 2011	2012	2011	Mar. 31, 2012
	(Dollar amounts in millions)

Net loss (a)	$(55.9)	$(1.2)	$(21.1)	$(36.0)
(Benefit) provision for income taxes	(20.3)	1.6	(6.3)	(12.4)
Loss from debt retirement	33.8	—	—	33.8
Interest expense	105.6	24.5	29.3	100.8
Investment income	(0.1)	—	—	(0.1)
Depreciation and amortization expense	93.9	20.3	29.5	84.7
Consolidated Cash Flow	$157.0	$45.2	$31.4	$170.8
Investment income	0.1	—	—	0.1
Non-recurring losses (gains) (b)	8.3	2.5	(0.1)	10.9
Acquisition fees and expenses	0.9	—	0.1	0.8
Loss on sale of assets	1.4	—	—	1.4
Share-based compensation expense	0.6	0.5	0.4	0.7
Net foreign exchange losses (gains) (c)	1.2	(0.7)	(0.2)	0.7
Restructuring (d)	19.6	0.1	2.0	17.7

Pro-forma effect of acquisitions and dispositions (e)	2.5	0.3	1.5	1.3
Adjusted Consolidated Cash Flow	$191.6	$47.9	$35.1	$204.4

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 31, 2012
AND THE FIRST QUARTER ENDED APRIL 2, 2011

(a)
As noted earlier in this section, net loss has been impacted by the following (increases) decreases in pre-tax earnings for each period as compared to the prior comparable period, in addition to the items in the table above, for the respective periods shown above:

	(Increase) Decrease in Net Loss
	(1)	(2)	(3)	LTM Ended
	Year Ended	For the first quarter of		(1)+(2)-(3)
	Dec. 31, 2011	2012	2011	Mar. 31, 2012
	(Dollar amounts in millions)
Product liability reserve change:
RVP segment	$(8.2)	$—	$0.6	$(8.8)
Product liability expense in the RVP segment for the years ended December 31, 2011 and 2010 was approximately $4.7 million and $12.9 million, respectively. Product liability expense in the RVP segment for the first quarter of 2012, 2011 and 2010 was approximately $3.6 million, $3.6 million and $3.0 million, respectively.

RHVAC segment	1.7	(0.1)	0.1	1.5
Product liability expense (income) in the RHVAC segment for the years ended December 31, 2011 and 2010 was approximately $1.2 million and $(0.5) million, respectively. Product liability expense in the RHVAC segment for the first quarter of 2012, 2011 and 2010 was approximately $0.3 million, $0.4 million and $0.3 million, respectively.

Product recall costs within the RVP segment	(1.7)	—	—	(1.7)
Product recall costs for the years ended December 31, 2011 and 2010 were approximately $0.2 million and $1.9 million, respectively.
Foreign exchange transaction (gains) and losses	3.2	0.1	(1.1)	4.4
Transaction related foreign exchange losses (other than intercompany debt not indefinitely invested in subsidiaries) for the years ended December 31, 2011 and 2010 were approximately $4.2 million and $1.0 million, respectively. Transaction related foreign exchange (gains) losses (other than intercompany debt not indefinitely invested in subsidiaries) for the first quarter of 2012, 2011 and 2010 were approximately $(0.1) million, $(0.2) million and $0.9 million, respectively.

Additional warranty expense in the TECH segment relating to a certain customer	4.9	—	—	4.9
CEO transition expenses	0.8	—	—	0.8
Outside consulting fees related to strategic reviews	1.4	1.1	—	2.5

(b)
Amounts relate to non-recurring gains or losses, as defined in the indenture governing the 10% Notes. For the trailing four quarters ended March 31, 2012, includes severance expense of approximately $8.7 million related to the retirement of a Company executive, (2) approximately $2.6 million of charges within the TECH segment relating to the decision to discontinue development of a certain new product, and (3) accretion of approximately $0.4 million to record leasehold fair value adjustments.

(c)	Non-cash foreign exchange losses (gains) related to intercompany debt not indefinitely invested in our subsidiaries.

(d)	Includes severance charges associated with reduction in workforce initiatives and charges related to the closure of certain of our facilities.

(e)
Includes the pro-forma effect of our acquisitions of Ergotron, Inc., Skycam, LLC ("Luxor"), and TV One as if each acquisition had occurred on the first day of the four-quarter reference period, and the pro-forma effect of our disposition of Litetouch (sold on February 17, 2012) as if the disposition had occurred on the first day of the four-quarter reference period.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 31, 2012
AND THE FIRST QUARTER ENDED APRIL 2, 2011

As noted previously, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.1 to 1.0. At March 31, 2012, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility was approximately $223.3 million (based upon the February 2012 borrowing base calculation), which exceeded $30.0 million and 12.5% of the borrowing base. Our FCCR under the ABL Facility at March 31, 2012 was 1.69 to 1.0. Similar to the 10% Notes, the FCCR under the ABL Facility is the ratio of the ACCF to Fixed Charges; however, in addition to other differences, the ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at March 31, 2012 was approximately $173.0 million.

Risks and Uncertainties

Two of our subsidiaries in the TECH segment ship security products to a customer under an agreement to manufacture and sell these security products with payment terms which are extended beyond the subsidiaries' normal payment terms. We have determined that cash basis accounting treatment is appropriate at this time for revenue recognition under this agreement and have deferred revenue recognition on approximately $3.3 million and $6.3 million of net sales at March 31, 2012 and December 31, 2011, respectively. Under this agreement, we recognized net sales of approximately $7.3 million and $9.2 million during the first quarter of 2012 and 2011, respectively. We have recorded the cost basis of related inventory shipped of approximately $2.8 million and $4.8 million at March 31, 2012 and December 31, 2011, respectively, in other current assets in the accompanying unaudited condensed consolidated balance sheet. In addition, included in inventory is approximately $7.5 million and $3.5 million at March 31, 2012 and December 31, 2011, respectively, of inventory related to this customer.

As of December 31, 2011, the customer owed us approximately $6.3 million, substantially all of which was received in the first quarter of 2012. In the first quarter of 2012, our subsidiaries entered into an amended agreement with this customer to manufacture and sell products through December 31, 2012. We will work towards maintaining a longer ongoing relationship beyond 2012, but cannot offer any assurance that we will be successful. We expect to sell approximately $40 million to $50 million of security products during 2012 to this customer. We will continue to closely monitor the situation with this customer. As we record revenue on the cash basis of accounting for this customer, the failure to receive scheduled payments in the future would result in a corresponding reduction to our revenue and cost of goods sold.

Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At March 31, 2012, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At March 31, 2012, approximately 67% of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates.  Based upon interest rates in effect at March 31, 2012, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $2.8 million for the remainder of 2012.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 31, 2012
AND THE FIRST QUARTER ENDED APRIL 2, 2011

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar, the British Pound, and Chinese Renminbi.  In the first quarter of 2012 the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to translation resulted in an increase in stockholders’ investment of approximately $1.8 million and $2.2 million for the first quarter of 2012 and 2011, respectively.  The impact of changes in foreign currency exchange rates related to transactions resulted in an increase in net foreign exchange gains recorded in SG&A of approximately $0.4 million for the first quarter of 2012 as compared to the same period of 2011. We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at March 31, 2012 consist primarily of short-term borrowings by certain of our foreign subsidiaries.  We generally do not enter into derivative financial instruments to manage foreign currency exposure.

Forward-Looking Statements

This document contains forward-looking statements.  When used in this discussion and throughout this document, words, such as “intends”, “plans”, “estimates”, “believes”, “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on our current plans and expectations and involve risks and uncertainties, over which we have no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.  Important factors that could cause actual future activities and operating results to differ include availability and cost of certain raw materials (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood, and aluminum) and purchased components, freight costs, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment levels, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, prices, and product and warranty liability claims.  Other factors are discussed under “- Industry Overview” and “- Outlook”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Readers are also urged to carefully review and consider the various disclosures made by us in this document, as well as our Annual Report on Form 10-K for fiscal year 2011 and periodic reports filed with the SEC.

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

During the first quarter ended March 31, 2012, in connection with the 2009 Omnibus Incentive Plan, the Company granted 32,401 shares of restricted common stock to certain Company employees and directors. Such shares of restricted common stock vest at the rate of one-third on each anniversary of the grant date, beginning with the first anniversary, with 100% vesting upon the third anniversary of the grant date provided the recipient continues to be employed by the Company. The shares of restricted common stock were granted pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and without general solicitation or advertising.

During the first quarter ended March 31, 2012, in connection with the 2009 Omnibus Incentive Plan, the Company granted 6,458 shares of restricted common stock to certain Company employees. Such shares of restricted common stock vest at the rate of 20% on each anniversary of the grant date, beginning with the first anniversary, with 100% vesting upon the fifth anniversary of the grant date provided the recipient continues to be employed by the Company. The shares of restricted common stock were granted pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and without general solicitation or advertising.

During the first quarter ended March 31, 2012, the Company granted to certain Company employees options to purchase 11,729 shares of common stock at an exercise price of $35.70 per share and options to purchase 19,157 shares of common stock at an exercise price of $31.18 per share shares pursuant to the 2009 Omnibus Incentive Plan.  Such stock options vest at the rate of 20% on each anniversary of the grant date, beginning with the first anniversary of the grant date, with 100% vesting upon the fifth anniversary of the grant date, and, unless terminated earlier, expire on the tenth anniversary of the grant date. The options to purchase shares of common stock were granted pursuant to Section 4(2) of the Securities Act and without general solicitation or advertising.

Additionally, during the first quarter ended March 31, 2012, the Company granted to certain Company employees options to purchase 42,703 shares of common stock at an exercise price of $34.20 per share pursuant to the 2009 Omnibus Incentive Plan.  Such stock options vest at the rate of one-third on each anniversary of the grant date, beginning with the first anniversary of the grant date, with 100% vesting upon the third anniversary of the grant date, and, unless terminated earlier, expire on the tenth anniversary of the grant date. The options to purchase shares of common stock were granted pursuant to Section 4(2) of the Securities Act and without general solicitation or advertising.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

The items marked with an asterisk are filed herewith.

*	31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32
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

May 10, 2012