Form 10-Q
period 2012-06-30
NORTEK INC
filed 2012-08-09
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 3, 2012 was 15,149,982.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	June 30, 2012	December 31, 2011
Assets
Current Assets:
Unrestricted cash and cash equivalents	$60.5	$58.2
Restricted cash	0.2	0.1
Accounts receivable, less allowances of $4.8 million and $5.2 million, respectively	328.3	273.9
Inventories:
Raw materials	92.9	90.9
Work in process	29.9	31.2
Finished goods	165.0	182.1
	287.8	304.2
Prepaid expenses	18.1	22.0
Other current assets	23.8	13.5
Tax refunds receivable	5.8	10.1
Prepaid income taxes	30.4	38.7
Total current assets	754.9	720.7

Property and Equipment, at Cost:
Land	18.0	18.0
Buildings and improvements	77.2	76.8
Machinery and equipment	210.5	198.0
	305.7	292.8
Less accumulated depreciation	103.4	81.6
Total property and equipment, net	202.3	211.2

Other Assets:
Goodwill	308.1	308.1
Intangible assets, less accumulated amortization of $103.5 million and $83.0 million, respectively	637.2	659.2
Deferred debt expense	19.0	20.2
Restricted investments and marketable securities	2.0	2.2
Other assets	20.7	20.8
	987.0	1,010.5
Total Assets	$1,944.2	$1,942.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)
(Dollar amounts in millions, except shares data)

	June 30, 2012	December 31, 2011
Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term obligations	$0.6	$1.3
Current maturities of long-term debt	11.3	32.1
Accounts payable	206.1	160.8
Accrued expenses and taxes, net	188.9	209.0
Total current liabilities	406.9	403.2

Other Liabilities:
Deferred income taxes	133.5	137.4
Other	205.7	210.3
	339.2	347.7

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,099.3	1,111.1

Commitments and Contingencies (Note H)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 15,214,403 shares issued and 15,204,189 shares issued at June 30, 2012 and December 31, 2011, respectively	0.1	0.1
Additional paid-in capital	178.6	176.9
Accumulated deficit	(55.4)	(72.7)
Accumulated other comprehensive loss	(21.4)	(20.8)
Less: Treasury stock at cost, 74,950 shares at June 30, 2012 and December 31, 2011	(3.1)	(3.1)
Total stockholders' investment	98.8	80.4
Total Liabilities and Stockholders' Investment	$1,944.2	$1,942.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the second quarter ended		For the first six months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(Dollar amounts in millions, except per share data)

Net Sales	$615.7	$564.9	$1,138.5	$1,053.5
Cost of products sold	431.9	412.1	808.7	773.7
Gross profit	183.8	152.8	329.8	279.8
Selling, general and administrative expense, net	119.1	121.1	229.2	234.3
Amortization of intangible assets	11.0	10.9	22.0	22.8
Operating earnings	53.7	20.8	78.6	22.7
Interest expense	(24.0)	(27.1)	(48.5)	(56.4)
Loss from debt retirement	—	(33.8)	—	(33.8)
Investment income	0.1	0.1	0.1	0.1
Earnings (loss) before provision (benefit) for income taxes	29.8	(40.0)	30.2	(67.4)
Provision (benefit) for income taxes	11.3	(8.1)	12.9	(14.4)
Net earnings (loss)	$18.5	$(31.9)	$17.3	$(53.0)

Basic earnings (loss) per share	$1.22	$(2.11)	$1.14	$(3.51)

Diluted earnings (loss) per share	$1.19	$(2.11)	$1.12	$(3.51)

Weighted Average Common Shares:
Basic	15,133,699	15,127,265	15,131,986	15,117,519
Diluted	15,522,641	15,127,265	15,448,383	15,117,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the second quarter ended		For the first six months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(Dollar amounts in millions)

Net earnings (loss)	$18.5	$(31.9)	$17.3	$(53.0)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(2.5)	0.6	(0.7)	2.8
Pension liability adjustment	—	0.4	0.1	0.4

Comprehensive income (loss)	$16.0	$(30.9)	$16.7	$(49.8)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first six months ended
	June 30, 2012	July 2, 2011
	(Dollar amounts in millions)
Cash flows from operating activities:
Net earnings (loss)	$17.3	$(53.0)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	41.0	50.4
Loss from debt retirement	—	33.8
Non-cash interest expense, net	3.5	2.6
Non-cash share-based compensation expense	1.5	0.3
Loss (gain) on sale of property and equipment	0.2	(0.1)
Deferred federal income tax provision (benefit)	5.0	(21.5)
Changes in certain assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(54.2)	(31.3)
Inventories	15.9	(30.3)
Prepaid and other current assets	(11.8)	(31.4)
Accounts payable	45.5	24.0
Accrued expenses and taxes	(17.3)	22.4
Long-term assets, liabilities and other, net	1.1	2.0
Total adjustments to net earnings (loss)	30.4	20.9
Net cash provided by (used in) operating activities	47.7	(32.1)
Cash flows from investing activities:
Capital expenditures	(9.9)	(10.6)
Net cash paid for businesses acquired	(2.6)	(31.0)
Investment in joint venture	—	(5.3)
Proceeds from the sale of property and equipment	2.3	0.5
Change in restricted cash and marketable securities	0.1	0.2
Other, net	0.1	0.2
Net cash used in investing activities	(10.0)	(46.0)
Cash flows from financing activities:
Increase in borrowings	32.4	77.6
Payment of borrowings	(66.9)	(48.9)
Sale of the 8.5% Senior Notes due 2021	—	500.0
Net proceeds from borrowings under the Term Loan Facility	—	348.2
Redemption of the 11% Senior Secured Notes due 2013	—	(753.3)
Fees paid in connection with debt facilities	(1.0)	(58.7)
Exercise of stock options	0.2	—
Payment of minimum withholding taxes in connection with vesting of restricted stock	—	(2.7)
Other, net	(0.1)	—
Net cash (used in) provided by financing activities	(35.4)	62.2
Net change in unrestricted cash and cash equivalents	2.3	(15.9)
Unrestricted cash and cash equivalents at the beginning of the period	58.2	57.7
Unrestricted cash and cash equivalents at the end of the period	$60.5	$41.8
Supplemental disclosure of cash flow information:
Interest paid	$45.5	$52.3
Income taxes paid (refunded), net	$2.2	$(6.0)

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JULY 2, 2011

(A)	Basis of Presentation

Nortek, Inc. (“Nortek”) and all of its wholly owned subsidiaries, collectively the “Company,” is a global, diversified company whose many market-leading brands deliver broad capabilities and a wide array of innovative, technology-driven products and solutions for lifestyle improvement at home and at work. Operating within five reporting segments (see Note E, “Segment Information”), the Company manufactures and sells, primarily in the United States, Canada and Europe, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

The Company operates on a calendar year, and for its interim periods, operates on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year always begins on January 1 and ends on December 31. As a result, the Company's first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended June 30, 2012 (“second quarter of 2012”) and July 2, 2011 (“second quarter of 2011”) each include 91 days. The first six months ended June 30, 2012 ("first half of 2012") and July 2, 2011 ("first half of 2011") include 182 days and 183 days, respectively.

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income (loss), and cash flows of the Company after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted, the Company believes that the disclosures included are adequate to make the information presented herein not misleading. Operating results for the second quarter and first six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2012. Certain amounts in the prior year's unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and its latest Periodic Reports on Form 10-Q and Current Reports on Form 8-K as filed with the Securities and Exchange Commission ("SEC").

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JULY 2, 2011

Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted this pronouncement in the first quarter of 2012. The adoption of ASU 2011-04 did not have a material effect on the Company's financial position or results of operations.

(B)	Acquisitions and Other Investments

On April 28, 2011, the Company, through wholly-owned subsidiaries, acquired all of the stock of TV One Broadcast Sales Corporation, Barcom (UK) Holdings Limited and Barcom Asia Holdings, LLC (collectively, "TV One") for approximately $25.1 million, net of cash acquired of approximately $0.9 million.  In connection with the acquisition of TV One, in the second quarter of 2011, the Company also incurred approximately $0.8 million of fees and expenses, which were recorded in selling, general and administrative expense, net ("SG&A"). TV One sells a complete range of video signal processing products for the professional audio/video and broadcast markets. TV One is included in the Company's Technology Solutions segment. The acquisition of TV One contributed approximately $1.4 million to net sales and approximately $(0.3) million (which includes depreciation and amortization of approximately $0.1 million) to operating earnings for the second quarter of 2012 and contributed approximately $6.1 million to net sales and had no effect (but includes depreciation and amortization of approximately $0.4 million) on operating earnings for the first half of 2012. Pro forma results related to the acquisition of TV One have not been presented, as the effect is not significant to the Company's consolidated operating results.

On March 21, 2011, the Company, through its wholly-owned subsidiary Huntair Middle East Holdings, Inc. ("Huntair"), acquired a forty-nine percent minority interest in Huntair Arabia for approximately $5.3 million. Huntair Arabia is an operating joint venture between the Company and Alessa Advanced Projects Company ("Alessa") in Saudi Arabia that was formed for purposes of trading, manufacturing, supplying, installing, and servicing commercial air conditioning and commercial air handling units in Saudi Arabia and certain other regions. The Company does not have a controlling financial interest and, therefore, is accounting for this investment under the equity method of accounting within the Commercial Air Solutions segment. In connection with its investment in Huntair Arabia, Huntair issued a 10 year note to Alessa for approximately $5.3 million. The note does not bear interest; therefore, the Company has recorded the note net of discount on its accompanying consolidated balance sheet. For the second quarter and first half of 2012 and 2011, income from Huntair Arabia was not material to the Company's consolidated operating results.

In connection with the Company's 2010 acquisition of Ergotron, Inc. (“Ergotron"), the Company paid the sellers of Ergotron approximately $2.6 million and $5.8 million in the first half of 2012 and 2011, respectively, primarily related to the remaining reimbursement of federal and state tax refunds due to Ergotron for the pre-acquisition period in 2010.

(C)	Stockholders' Investment

Activity within stockholders' investment for the second quarter of 2012 is as follows:

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	(Dollar amounts in millions)
Balance, March 31, 2012	$0.1	$177.5	$(73.9)	$(18.9)	$(3.1)
Net earnings	—	—	18.5	—	—
Other comprehensive loss:
Currency translation adjustment	—	—	—	(2.5)	—
7,214 shares of common stock issued upon exercise of stock options	—	0.1	—	—	—
Share-based compensation expense	—	1.0	—	—	—
Balance, June 30, 2012	$0.1	$178.6	$(55.4)	$(21.4)	$(3.1)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JULY 2, 2011

Activity within stockholders' investment for the second quarter of 2011 is as follows:

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock
	(Dollar amounts in millions)
Balance, April 2, 2011	$0.1	$175.3	$(37.9)	$3.0	$(2.9)
Net loss	—	—	(31.9)	—	—
Other comprehensive income:
Currency translation adjustment	—	—	—	0.6	—
Pension liability adjustment, net of tax of approximately $0.3 million	—	—	—	0.4	—
11,750 shares of common stock issued upon exercise of stock options	—	0.2	—	—	—
4,608 shares of treasury stock acquired	—	—	—	—	(0.2)
Share-based compensation expense	—	1.0	—	—	—
Balance, July 2, 2011	$0.1	$176.5	$(69.8)	$4.0	$(3.1)

Activity within stockholders' investment for the first half of 2012 is as follows:

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	(Dollar amounts in millions)
Balance, December 31, 2011	$0.1	$176.9	$(72.7)	$(20.8)	$(3.1)
Net earnings			17.3
Other comprehensive loss:
Currency translation adjustment	—	—	—	(0.7)	—
Pension liability adjustment	—	—	—	0.1	—
10,214 shares of common stock issued upon exercise of stock options	—	0.2	—	—	—
Share-based compensation expense	—	1.5	—	—	—
Balance, June 30, 2012	$0.1	$178.6	$(55.4)	$(21.4)	$(3.1)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JULY 2, 2011

Activity within stockholders' investment for the first half of 2011 is as follows:

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock
	(Dollar amounts in millions)
Balance, December 31, 2010	$0.1	$174.7	$(16.8)	$0.8	$—
Net loss	—	—	(53.0)	—	—
Other comprehensive income:
Currency translation adjustment	—	—	—	2.8	—
Pension liability adjustment, net of tax of approximately $0.3 million	—	—	—	0.4	—
175,261 shares of common stock issued upon vesting of restricted stock	—	—	—	—	—
25,178 shares of common stock issued upon exercise of stock options	—	0.4	—	—	—
72,467 shares of treasury stock acquired	—	—	—	—	(3.1)
Share-based compensation expense	—	1.4	—	—	—
Balance, July 2, 2011	$0.1	$176.5	$(69.8)	$4.0	$(3.1)

(D)	Earnings (Loss) per Share

Basic earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliations between basic and diluted earnings (loss) per share for the second quarter and first half of 2012 and 2011 are as follows:

	For the second quarter of		For the first half of
	2012	2011	2012	2011
	(Dollar amounts in millions, except per share data)

Net earnings (loss)	$18.5	$(31.9)	$17.3	$(53.0)

Weighted average common shares outstanding	15,133,699	15,127,265	15,131,986	15,117,519
Dilutive effect of common share equivalents	388,942	—	316,397	—
Dilutive shares outstanding	15,522,641	15,127,265	15,448,383	15,117,519

Basic earnings (loss) per share	$1.22	$(2.11)	$1.14	$(3.51)

Diluted earnings (loss) per share	$1.19	$(2.11)	$1.12	$(3.51)

The effect of certain potential common share equivalents, including warrants, unvested time based restricted stock, and stock options were excluded from the computation of diluted shares outstanding for the second quarter and first half of 2011, and, with respect to warrants, from 2012, as inclusion would have been anti-dilutive.  Restricted stock awards which vest based upon achievement of performance targets were excluded from the diluted shares outstanding as the performance targets had not been met as of the end of the second quarter and first half of 2012 and 2011. Dilutive common share equivalents included in the computation of dilutive shares outstanding in the second quarter and first half of 2012 include time based restricted shares and stock options.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JULY 2, 2011

A summary of the common share equivalents excluded from the second quarter and first half of 2012 and 2011 is as follows:

	For the second quarter of		For the first half of
	2012	2011	2012	2011
Warrants	789,474	789,474	789,474	789,474
Restricted stock	240,452	318,423	240,452	318,423
Stock options	—	532,116	—	532,116
Total	1,029,926	1,640,013	1,029,926	1,640,013

(E)	Segment Information

The Company is a global, diversified company whose many market-leading brands deliver broad capabilities and a wide array of innovative, technology-driven products and solutions for lifestyle improvement at home and at work. The Company's five reporting segments are as follows:

•	the Residential Ventilation (“RESV”) segment,

•	the Technology Solutions (“TECH”) segment,

•	the Display Mount Solutions ("DMS") segment,

•	the Residential Heating and Cooling (“RHC”) segment, and

•	the Commercial Air Solutions (“CAS”) segment.

Through these segments the Company manufactures and sells, primarily in the United States, Canada, and Europe, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

The Company's performance is significantly impacted by the levels of residential remodeling and replacement activity, as well as the levels of new residential and non-residential construction. The level of new construction activity and, to a lesser extent, the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending, employment levels, and other macroeconomic factors, over which the Company has no control. Performance in any particular period could be impacted by the timing of sales to certain large customers.

During the second quarter of 2012, the Company changed the composition of its reporting segments to reflect the Display Mount Solutions segment separately from the Technology Solutions segment due to the Chief Operating Decision Maker's decision to operate the segments separately and manage each as a standalone, reportable segment. As a result, the Company has restated prior period segment disclosures to conform to the new composition.

The RESV segment, formerly known as the Residential Ventilation Products ("RVP") segment, primarily manufactures and sells room and whole house ventilation and other products, primarily for the professional remodeling and replacement markets, the residential new construction market, and the do-it-yourself market. The principal products sold by this segment include kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units), and indoor air quality products.

The TECH segment, formerly known as the Technology Products segment, manufactures and distributes a broad array of products designed to provide convenience and security for residential and certain commercial applications. The principal product categories sold in this segment include audio/video distribution and control equipment, and security and access control products.

The DMS segment, which was previously reported as part of the Technology Products segment, manufactures and distributes a broad array of products designed with ergonomic features including wall mounts, desk mounts, arms, carts, workstations, and stands that attach to or support a variety of display devices such as computer monitors, notebook computers, and flat panel displays.

The RHC segment, formerly known as the Residential Air Conditioning and Heating Products ("RHVAC") segment, manufactures and sells heating, ventilating, and air conditioning systems for site-built residential and manufactured housing structures, and certain commercial markets. The principal products sold by the segment are split-system and packaged air conditioners and heat pumps, air handlers, furnaces, and related equipment.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JULY 2, 2011

The CAS segment, formerly known as the Commercial Air Conditioning and Heating Products ("CHVAC") segment, manufactures and sells heating, ventilating and air conditioning systems for custom-designed commercial applications to meet customer specifications. The principal products sold by the segment are air handlers and large custom rooftop cooling and heating products.

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

Unaudited net sales, operating earnings (loss) and earnings (loss) before provision (benefit) for income taxes for the Company’s reporting segments for the second quarter and first half of 2012 and 2011 were as follows:

	For the second quarter of		For the first half of
	2012	2011	2012	2011
	(Dollar amounts in millions)
Net sales:
RESV	$149.0	$150.6	$300.8	$301.4
TECH	104.4	108.9	199.7	202.9
DMS	74.4	71.7	139.9	135.0
RHC	131.5	125.2	207.1	208.7
CAS	156.4	108.5	291.0	205.5
Consolidated net sales	$615.7	$564.9	$1,138.5	$1,053.5

Operating earnings (loss):
RESV (1)	$20.4	$8.6	$36.2	$18.8
TECH (2)	1.1	11.5	2.3	15.4
DMS (3)	9.1	7.5	14.1	5.3
RHC	10.6	5.6	8.3	4.7
CAS	22.9	2.4	35.7	0.2
Subtotal	64.1	35.6	96.6	44.4
Executive retirement	—	(8.5)	—	(8.5)
Unallocated, net (4)	(10.4)	(6.3)	(18.0)	(13.2)
Consolidated operating earnings	53.7	20.8	78.6	22.7
Interest expense	(24.0)	(27.1)	(48.5)	(56.4)
Loss from debt retirement	—	(33.8)	—	(33.8)
Investment income	0.1	0.1	0.1	0.1
Earnings (loss) before provision (benefit) for income taxes	$29.8	$(40.0)	$30.2	$(67.4)

1)
For the second quarter and first half of 2012, includes a decrease in product liability expense of approximately $6.8 million as compared to the same periods of 2011 as a result of favorable claims settlement during the first half of 2012. For the second quarter and first half of 2011, includes approximately $2.0 million and $2.4 million, respectively, of severance and other charges related to exit and disposal activities.

2)
The second quarter and first half of 2012 includes approximately $2.5 million of costs and expenses related to inventory reserves and severance in conjunction with combining certain subsidiaries within the segment and a charge of approximately $1.1 million and $3.7 million, respectively, relating to the decision to discontinue development of a certain new product within the segment.

3)	For the first half of 2011 (specifically the first quarter of 2011), includes approximately $7.3 million of non-cash charges related to the amortization of fair value allocated to inventory.

4)
For the second quarter and first half of 2012, includes approximately $0.7 million and $0.9 million, respectively, related to operational improvement initiatives, including outside consulting fees related to certain strategic reviews.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JULY 2, 2011

Segment assets at June 30, 2012 and December 31, 2011 for the Company’s reporting segments are presented in the table that follows:

	June 30, 2012	December 31, 2011
	(Dollar amounts in millions)
Segment Assets:
RESV	665.1	672.5
TECH	334.6	323.4
DMS	410.0	424.8
RHC	186.0	168.4
CAS	224.8	218.3
	1,820.5	1,807.4
Unallocated:
Cash and cash equivalents, including current restricted cash	60.7	58.3
Prepaid income taxes	30.4	38.7
Other assets, including long-term restricted investments and marketable securities	32.6	38.0
Consolidated assets	1,944.2	1,942.4

(F)	Income Taxes

The Company provided for income taxes on an interim basis based upon the estimated annual effective tax rate for 2012 and 2011.  The following table reconciles the federal statutory income tax rate dollar and rate to the actual income tax provision (benefit) and related effective tax rate for the first half of 2012 and 2011, respectively:

	For the first half of
	2012		2011
	$	%	$	%
	(Dollar amounts in millions)
Income tax at the federal statutory rate	$10.6	35.0%	$(23.6)	35.0%
Net change from federal statutory rate:
Change in valuation allowance related to deferred tax assets	0.6	2.1	4.4	(6.6)
Change in uncertain tax positions, including interest	—	—	0.3	(0.4)
State income tax, net of federal income tax effect	1.6	5.4	(0.3)	0.4
Tax effect resulting from foreign activities	(0.5)	(1.6)	6.2	(9.2)
Non-deductible expenses	0.9	2.9	(1.4)	2.2
Research credits	(0.6)	(2.2)	—	—
Other, net	0.3	1.1	—	—
	$12.9	42.7%	$(14.4)	21.4%

The increase in valuation allowance relates to losses of certain foreign subsidiaries and losses in certain domestic jurisdictions. The Company has determined that based on the history of losses at these subsidiaries, a valuation allowance is required for these loss carry-forwards since it is more likely than not that these loss carry-forwards will not be realized.

As of January 1, 2012, the Company had a liability of approximately $26.6 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  As a result of additional provisions to the reserve during the first half of 2012, the liability for uncertain tax positions at June 30, 2012 was approximately $28.0 million. The liability for uncertain tax positions is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet. The corresponding amount of gross uncertain tax benefits was approximately $35.6 million and $34.2 million at June 30, 2012 and December 31, 2011, respectively.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JULY 2, 2011

As of June 30, 2012 and December 31, 2011, the amount of uncertain tax positions that will impact the Company's effective tax rate is approximately $14.9 million and $14.0 million, respectively. The difference between the total amount of uncertain tax positions and the amount that will impact the effective tax rate represents the federal tax effect of state tax items, items that offset temporary differences, and items that will result in the reduction of other tax assets.

As of June 30, 2012, the Company had approximately $2.3 million in unrecognized benefits relating to various state tax issues, for which the statute of limitations is expected to expire in 2012. In addition, the Company currently expects that it will resolve certain state tax disputes during 2012. The total amount of uncertain tax positions that is related to these disputes is approximately $1.4 million.

As of June 30, 2012 and December 31, 2011, the total amount of accrued interest related to uncertain tax positions was approximately $2.8 million and $2.3 million, respectively.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

(G)	Notes, Mortgage Notes and Obligations Payable

Amended & Restated $300.0 million senior secured asset-based revolving credit facility

On June 13, 2012, the Company amended and extended its $300.0 million senior secured asset-based revolving credit facility (the “ABL Facility”). The amendment lowers the interest rates and fees payable by Nortek and extends the maturity from December 17, 2015 to June 13, 2017. Additionally, certain provisions of the credit agreement have been amended to enhance Nortek's financial and operational flexibility. In conjunction with amending the ABL Facility, the Company incurred fees and expenses of approximately $1.0 million which have been included in deferred financing costs and will be recognized over the remaining term of the ABL Facility.

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

The interest rates applicable to loans under the ABL Facility are, at the Company’s option, equal to either an adjusted LIBOR rate for a one, two, three or six month interest period (or a nine or twelve month period, if available) or an alternate base rate chosen by the Company, plus an applicable margin percentage ranging from 1.75% to 2.25% for U.S. Borrowings, and 0.75% to 1.25% for Canadian Borrowings, depending on the Company’s Average Excess Availability (as defined in the ABL Facility). The alternate base rate will be the greater of (1) the Federal Funds rate plus 0.50%, (2) 1.00% plus the LIBOR rate for a 30 day interest period as determined on such day, or (3) the prime rate. Interest is payable at the end of the selected interest period, but no less frequently than quarterly. At June 30, 2012, the weighted average interest rate on the ABL Facility was approximately 2.24%.

The Company will be required to deposit cash daily from its material deposit accounts (including all concentration accounts) into collection accounts maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit, if (i) excess availability (as defined in the ABL Facility) falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing. In addition, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing, the Company will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. The Company’s ability to meet the required fixed charge coverage ratio can be affected by events beyond its control. A breach of any of these covenants could result in a default under the ABL Facility.

Additional borrowings under the ABL Facility require the Company and its subsidiaries to make certain customary representations and warranties as of the date of such additional borrowing. In the event that the Company and its subsidiaries

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JULY 2, 2011

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

On July 16, 2012, the Company voluntarily repaid $5.0 million of outstanding borrowings under its ABL Facility and, accordingly, has classified such amount as current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2012.

Second Quarter 2011 Debt Transactions

On April 26, 2011, the Company issued its 8.5% Senior Notes due 2021 (the "8.5% Notes") in an aggregate principal amount of $500.0 million and entered into its senior secured term loan with initial borrowings of $350.0 million and a final maturity in 2017 ("Term Loan Facility"). The Company received approximately $827.3 million of net proceeds in connection with the issuance of the 8.5% Notes and Term Loan Facility, after deducting approximately $20.9 million of underwriting commissions and legal, accounting, and other expenses incurred. The Company used approximately $825.0 million of these net proceeds to repurchase or redeem all of the 11% Senior Secured Notes due 2013 (the "11% Notes"), which included approximately $753.3 million of aggregate outstanding principal balance, approximately $37.8 million of tender and redemption premiums and approximately $33.9 million of accrued but unpaid interest. The redemption of the 11% Notes resulted in a pre-tax loss of approximately $33.8 million in the second quarter of 2011.

Debt Covenant Compliance

The indenture governing the 10% Senior Notes due 2018 (the "10% Notes") contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations, and the sale of assets (all as defined in the indenture and other agreements). As of June 30, 2012, the Company had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $36.9 million.

As of June 30, 2012, the Company was in compliance with all covenants under the indentures that govern the 10% Notes and the 8.5% Notes and the credit agreements that govern the ABL Facility and the Term Loan Facility.

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

Indemnifications

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications of approximately $5.4 million and $5.5 million at June 30, 2012 and December 31, 2011, respectively, of which approximately $2.3 million are recorded in accrued expenses and approximately $3.1 million and $3.2 million, respectively, are recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.  At June 30, 2012 and December 31, 2011, the undiscounted future payments related to these indemnifications were estimated to be approximately $5.8 million and $6.0 million, respectively.

Product Warranty and Recall Reserves

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
JUNE 30, 2012 AND JULY 2, 2011

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

Changes in the Company’s combined short-term and long-term warranty liabilities during the second quarter and first half of 2012 and 2011 are as follows:

	For the second quarter of		For the first half of
	2012	2011	2012	2011
	(Dollar amounts in millions)
Balance, beginning of period	$54.5	$56.9	$56.3	$55.9
Warranties provided during period	8.0	6.8	13.3	12.1
Settlements made during period	(7.1)	(7.2)	(14.3)	(12.3)
Changes in liability estimate, including expirations and acquisitions	0.6	(1.0)	0.7	(0.2)
Balance, end of period	$56.0	$55.5	$56.0	$55.5

The Company has undertaken several voluntary product recalls and reworks over the past several years. Additional product recalls and reworks could result in material costs. Many of the Company's products, especially certain models of bath fans, range hoods, and residential furnaces and air conditioners, have a large installed base, and any recalls and reworks related to such products could be particularly costly. The costs of product recalls and reworks are not generally covered by insurance. Any recalls or reworks may adversely affect the Company's reputation as a manufacturer of high-quality, safe products and could have a material adverse effect on its financial condition, results of operations and cash flows.

Other Commitments and Contingencies

Two of the Company's subsidiaries in the TECH segment ship security products to a customer for whom the Company has determined that cash basis accounting treatment is appropriate at this time for revenue recognition under this agreement and has deferred revenue recognition on approximately $18.7 million and $6.3 million of net sales at June 30, 2012 and December 31, 2011, respectively. Under this agreement, the Company recognized net sales of approximately $10.4 million and $18.0 million during the second quarter of 2012 and 2011, respectively, and recognized net sales of approximately $17.7 million and $27.2 million during the first half of 2012 and 2011, respectively. The Company has recorded the cost basis of related inventory shipped of approximately $14.8 million and $4.8 million at June 30, 2012 and December 31, 2011, respectively, in other current assets in the accompanying unaudited condensed consolidated balance sheet. In addition, included in inventory is approximately $8.8 million and $3.5 million at June 30, 2012 and December 31, 2011, respectively, of inventory related to this customer. Subsequent to June 30, 2012, the Company became aware of a potential warranty claim associated with such products for which an estimate of the amount or range of loss or possible loss cannot be made.

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

The Company is subject to other contingencies, including legal proceedings and claims, arising out of its businesses that cover a wide range of matters including, among others, environmental matters, contract and employment claims, product liability, warranty, and modification and adjustment or replacement of component parts of units sold, which include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned. The Company has used various substances in its products and manufacturing operations which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers' compensation statutes, rules, regulations and case law is unclear. Furthermore, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JULY 2, 2011

circumstances in which the amount or range of possible losses cannot be reasonably estimated.

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, warranty, product liability, environmental liabilities, and product recalls, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. It is possible, however, that results of operations for any particular future period could be materially affected by changes in the Company's assumptions or strategies related to these contingencies or changes that are not within the Company's control.

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

Measured on a Recurring Basis

Restricted Investments and Marketable Securities (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at June 30, 2012 or December 31, 2011.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the unaudited condensed consolidated balance sheets at June 30, 2012 and December 31, 2011 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value (Level 1) because of their short-term nature.

Long-Term Debt -- At June 30, 2012, the fair value of the Company's long-term indebtedness was approximately $1.9 million higher than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before unamortized discount of approximately $15.0 million. At December 31, 2011, the fair value of the Company’s long-term indebtedness was approximately $90.0 million lower than the amount on the Company's consolidated balance sheet, before unamortized discount of approximately $16.3 million.  The Company determined the fair market value of its 10% Notes and 8.5% Notes using available market quotes (Level 1). For the Company's remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and the Term Loan Facility), the Company assumed that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and the Company's estimated credit risk.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JULY 2, 2011

(J)	Pension, Profit Sharing & Other Post-Retirement Benefits

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing, and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $2.4 million and $1.2 million for the second quarter of 2012 and 2011, respectively, and aggregated approximately $4.1 million and $2.7 million for the first half of 2012 and 2011, respectively. The increase in pension and profit sharing expense is primarily attributable to a reduction in the assumption for expected return on assets as compared to the prior comparable period. In addition, the Company's defined benefit plans were required to recognize a significant amount of other comprehensive loss in 2011 as a result of a decrease in discount rates and unfavorable investment return, a portion of which is being amortized as pension expense in 2012.

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At June 30, 2012, the Company estimated that approximately $9.5 million would be contributed to the Company's defined benefit pension plans in 2012, of which approximately $3.3 million was contributed through the first half of 2012.

The Company’s unaudited net periodic benefit cost (income) for its defined benefit plans for the second quarter and first half of 2012 and 2011 consists of the following components:

	For the second quarter of		For the first half of
	2012	2011	2012	2011
	(Dollar amounts in millions)
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	1.8	2.2	3.7	4.3
Expected return on plan assets	(1.7)	(2.4)	(3.5)	(4.7)
Net amortization of actuarial loss	0.2	—	0.4	—
Net periodic benefit cost (income)	$0.4	$(0.1)	$0.8	$(0.2)

The Company's unaudited net periodic benefit income, consisting solely of recognized actuarial gains, for its post-retirement health benefit plan for the second quarter of 2011 was approximately $0.1 million. There were no periodic benefit costs for the Company's post-retirement health benefit plan for the second quarter and first half of 2012 or for the first half of 2011.

(K)	Exit and Disposal Activities

The Company has initiated various exit and disposal activities including, but not limited to, the following matters.

The Company is in the process of combining the operations of certain subsidiaries within the TECH segment in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth.  In connection with the combination, during the second quarter of 2012, the Company recorded approximately $2.2 million in costs related to additional reserves to reduce inventory values for certain products to their net realizable amounts.  These costs were recorded to cost of products sold ("COGS").  Additionally, the Company recorded approximately $0.3 million in severance to SG&A.  The Company anticipates recording additional expenses related to severance and other costs associated with this activity of approximately $5.0 million to $6.0 million through the remainder of 2012.

In 2011, management approved a plan to reduce costs and improve production efficiencies at Best, one of the Company's RESV subsidiaries, including transferring certain operations from Italy to Poland. During the first half of 2012, the Company recorded expenses of approximately $0.1 million within COGS related to severance costs associated with this exit activity. During 2011, the Company recorded expenses of approximately $1.3 million (of which approximately $0.2 million and $0.5 million was recorded during the second quarter and first half of 2011, respectively) within SG&A and $14.4 million (of which approximately $1.3 million was recorded during the second quarter of 2011) within COGS related to severance and other costs arising from the implementation of this plan. As the Company continues to restructure Best, it is possible

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JULY 2, 2011

that additional expenses may be incurred.

The following table sets forth the exit and disposal activity discussed above, and other less significant exit and disposal activities, for the first half of 2012:

	Balance				Balance
	12/31/11	Provision	Payments	Other	6/30/12
	(Dollar amounts in millions)
Employee Separation Expenses:
SG&A	$0.5	$0.3	$(0.1)	$(0.4)	$0.3
COGS	11.0	0.1	(2.5)	0.2	8.8
Total Employee Separation Expenses	11.5	0.4	(2.6)	(0.2)	9.1

Other Costs and Expenses:
SG&A	0.2	—	(0.1)	—	0.1
COGS	—	2.8	(2.6)	—	0.2
Total Other Costs and Expenses	0.2	2.8	(2.7)	—	0.3

Total Restructuring Activity:
SG&A	0.7	0.3	(0.2)	(0.4)	0.4
COGS	11.0	2.9	(5.1)	0.2	9.0
	$11.7	$3.2	$(5.3)	$(0.2)	$9.4

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

Consolidating balance sheets related to Nortek, the Guarantors and non-Guarantor subsidiaries as of June 30, 2012 and December 31, 2011 and the related consolidating statements of operations and comprehensive income for the second quarter and first half of 2012 and 2011, and cash flows for the first half of 2012 and 2011 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JULY 2, 2011

Condensed Consolidating Balance Sheet as of June 30, 2012

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$12.2	$12.4	$35.9	$—	$60.5
Restricted cash	—	—	0.2	—	0.2
Accounts receivable, less allowances	—	251.5	76.8	—	328.3
Intercompany receivables (payables)	3.1	(29.4)	26.3	—	—
Inventories, net	—	208.3	84.1	(4.6)	287.8
Prepaid expenses	1.1	11.2	5.8	—	18.1
Other current assets	0.1	22.3	9.3	(2.1)	29.6
Prepaid income taxes	9.0	19.4	2.0	—	30.4
Total current assets	25.5	495.7	240.4	(6.7)	754.9

Property and Equipment, at Cost:
Total property and equipment, net	0.8	134.2	67.3	—	202.3

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,190.7	296.2	(51.6)	(1,435.3)	—
Goodwill	—	293.2	14.9	—	308.1
Intangible assets, less accumulated amortization	—	601.3	35.9	—	637.2
Other assets	23.9	17.1	0.7	—	41.7
Total other long-term assets	1,214.6	1,207.8	(0.1)	(1,435.3)	987.0
Total Assets	$1,240.9	$1,837.7	$307.6	$(1,442.0)	$1,944.2

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Notes payable and other short-term obligations	$—	$—	$0.6	$—	$0.6
Current maturities of long-term debt	3.5	2.2	5.6	—	11.3
Accounts payable	1.2	107.4	97.5	—	206.1
Accrued expenses and taxes, net	27.9	116.2	44.8	—	188.9
Total current liabilities	32.6	225.8	148.5	—	406.9

Other Liabilities:
Deferred income taxes	(22.4)	146.1	12.3	(2.5)	133.5
Other long-term liabilities	53.2	124.4	28.1	—	205.7
	30.8	270.5	40.4	(2.5)	339.2

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,078.7	13.6	7.0	—	1,099.3

Stockholders' investment (deficit)	98.8	1,327.8	111.7	(1,439.5)	98.8
Total Liabilities and Stockholders' Investment (Deficit)	$1,240.9	$1,837.7	$307.6	$(1,442.0)	$1,944.2

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JULY 2, 2011

Condensed Consolidating Balance Sheet as of December 31, 2011

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$17.8	$9.3	$31.1	$—	$58.2
Restricted cash	—	—	0.1	—	0.1
Accounts receivable, less allowances	—	206.8	67.1	—	273.9
Intercompany receivables (payables)	0.7	(23.9)	23.2	—	—
Inventories, net	—	231.6	76.7	(4.1)	304.2
Prepaid expenses	5.5	11.8	4.7	—	22.0
Other current assets	0.1	15.1	9.0	(0.6)	23.6
Prepaid income taxes	17.0	19.7	2.0	—	38.7
Total current assets	41.1	470.4	213.9	(4.7)	720.7

Property and Equipment, at Cost:
Total property and equipment, net	0.5	140.0	70.7	—	211.2

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,192.1	168.8	(41.5)	(1,319.4)	—
Goodwill	—	293.1	15.0	—	308.1
Intangible assets, less accumulated amortization	—	621.9	37.3	—	659.2
Other assets	25.1	17.5	0.6	—	43.2
Total other long-term assets	1,217.2	1,101.3	11.4	(1,319.4)	1,010.5
Total Assets	$1,258.8	$1,711.7	$296.0	$(1,324.1)	$1,942.4

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Notes payable and other short-term obligations	$—	$—	$1.3	$—	$1.3
Current maturities of long-term debt	28.5	2.0	1.6	—	32.1
Accounts payable	2.1	72.6	86.1	—	160.8
Accrued expenses and taxes, net	36.2	133.2	39.6	—	209.0
Total current liabilities	66.8	207.8	128.6	—	403.2

Other Liabilities:
Deferred income taxes	(21.6)	148.5	12.3	(1.8)	137.4
Other long-term liabilities	53.7	122.4	34.2	—	210.3
	32.1	270.9	46.5	(1.8)	347.7

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,079.5	14.6	17.0	—	1,111.1

Stockholders' investment (deficit)	80.4	1,218.4	103.9	(1,322.3)	80.4
Total Liabilities and Stockholders' Investment (Deficit)	$1,258.8	$1,711.7	$296.0	$(1,324.1)	$1,942.4

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JULY 2, 2011

Condensed Consolidating Statement of Operations and Comprehensive Income
For the second quarter ended June 30, 2012

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$508.6	$198.7	$(91.6)	$615.7
Cost of products sold	—	355.7	165.9	(89.7)	431.9
Gross profit	—	152.9	32.8	(1.9)	183.8
Selling, general and administrative expense, net	10.1	86.5	22.5	—	119.1
Amortization of intangible assets	—	10.3	0.7	—	11.0
Operating (loss) earnings	(10.1)	56.1	9.6	(1.9)	53.7
Interest expense	(23.4)	(0.5)	(0.1)	—	(24.0)
Investment income	—	—	0.1	—	0.1
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(33.5)	55.6	9.6	(1.9)	29.8
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	63.3	(15.0)	0.1	(48.4)	—
Earnings (loss) before provision (benefit) for income taxes	29.8	40.6	9.7	(50.3)	29.8
Provision (benefit) for income taxes	11.3	15.8	3.7	(19.5)	11.3
Net earnings (loss)	$18.5	$24.8	$6.0	$(30.8)	$18.5

Comprehensive income (loss)	$16.0	$24.8	$3.3	$(28.1)	$16.0

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JULY 2, 2011

Condensed Consolidating Statement of Operations and Comprehensive Income
For the second quarter ended July 2, 2011

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$459.5	$192.7	$(87.3)	$564.9
Cost of products sold	—	329.9	166.9	(84.7)	412.1
Gross profit	—	129.6	25.8	(2.6)	152.8
Selling, general and administrative expense, net	14.9	83.0	23.2	—	121.1
Amortization of intangible assets	—	10.4	0.5	—	10.9
Operating (loss) earnings	(14.9)	36.2	2.1	(2.6)	20.8
Interest expense	(26.5)	(0.4)	(0.2)	—	(27.1)
Loss from debt retirement	(33.8)	—	—	—	(33.8)
Investment income	—	—	0.1	—	0.1
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(75.2)	35.8	2.0	(2.6)	(40.0)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	35.2	(17.6)	0.4	(18.0)	—
(Loss) earnings before (benefit) provision for income taxes	(40.0)	18.2	2.4	(20.6)	(40.0)
(Benefit) provision for income taxes	(8.1)	(3.1)	8.3	(5.2)	(8.1)
Net (loss) earnings	$(31.9)	$21.3	$(5.9)	$(15.4)	$(31.9)

Comprehensive income (loss)	$(30.9)	$21.3	$(5.4)	$(15.9)	$(30.9)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JULY 2, 2011

Condensed Consolidating Statement of Operations and Comprehensive Income
For the first six months ended June 30, 2012

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$930.2	$364.4	$(156.1)	$1,138.5
Cost of products sold	—	657.0	305.8	(154.1)	808.7
Gross profit	—	273.2	58.6	(2.0)	329.8
Selling, general and administrative expense, net	17.9	168.8	42.5	—	229.2
Amortization of intangible assets	—	20.6	1.4	—	22.0
Operating (loss) earnings	(17.9)	83.8	14.7	(2.0)	78.6
Interest expense	(47.0)	(1.2)	(0.3)	—	(48.5)
Investment income	—	—	0.1	—	0.1
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(64.9)	82.6	14.5	(2.0)	30.2
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	95.1	(29.3)	0.2	(66.0)	—
Earnings (loss) before provision (benefit) for income taxes	30.2	53.3	14.7	(68.0)	30.2
Provision (benefit) for income taxes	12.9	20.6	6.7	(27.3)	12.9
Net earnings (loss)	$17.3	$32.7	$8.0	$(40.7)	$17.3

Comprehensive income (loss)	$16.7	$32.7	$7.5	$(40.2)	$16.7

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JULY 2, 2011

Condensed Consolidating Statement of Operations and Comprehensive Income
For the first six months ended July 2, 2011

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$846.2	$361.5	$(154.2)	$1,053.5
Cost of products sold	—	609.3	313.9	(149.5)	773.7
Gross profit	—	236.9	47.6	(4.7)	279.8
Selling, general and administrative expense, net	21.9	168.7	43.7	—	234.3
Amortization of intangible assets	—	21.8	1.0	—	22.8
Operating (loss) earnings	(21.9)	46.4	2.9	(4.7)	22.7
Interest expense	(55.0)	(0.9)	(0.5)	—	(56.4)
Loss from debt retirement	(33.8)	—	—	—	(33.8)
Investment income	—	—	0.1	—	0.1
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(110.7)	45.5	2.5	(4.7)	(67.4)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	43.3	(34.4)	0.1	(9.0)	—
(Loss) earnings before (benefit) provision for income taxes	(67.4)	11.1	2.6	(13.7)	(67.4)
(Benefit) provision for income taxes	(14.4)	(5.1)	10.1	(5.0)	(14.4)
Net (loss) earnings	$(53.0)	$16.2	$(7.5)	$(8.7)	$(53.0)

Comprehensive income (loss)	$(49.8)	$16.2	$(4.8)	$(11.4)	$(49.8)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JULY 2, 2011

Condensed Consolidating Cash Flow Statement
For the first six months ended June 30, 2012

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(70.8)	$109.7	$8.8	$47.7
Cash Flows from investing activities:
Capital expenditures	(0.2)	(7.3)	(2.4)	(9.9)
Net cash paid for businesses acquired	(2.6)	—	—	(2.6)
Proceeds from the sale of property and equipment	—	2.3	—	2.3
Change in restricted cash and marketable securities	—	0.1	—	0.1
Other, net	0.1	—	—	0.1
Net cash used in investing activities	(2.7)	(4.9)	(2.4)	(10.0)

Cash Flows from financing activities:
Increase in borrowings	30.0	—	2.4	32.4
Payment of borrowings	(56.8)	(1.1)	(9.0)	(66.9)
Fees paid in connection with debt facilities	(1.0)	—	—	(1.0)
Exercise of stock options	0.2	—	—	0.2
Long-term intercompany advances and loans	95.6	(100.6)	5.0	—
Other, net	(0.1)	—	—	(0.1)
Net cash provided by (used in) financing activities	67.9	(101.7)	(1.6)	(35.4)
Net change in unrestricted cash and cash equivalents	(5.6)	3.1	4.8	2.3
Unrestricted cash and cash equivalents at the beginning of the period	17.8	9.3	31.1	58.2
Unrestricted cash and cash equivalents at the end of the period	$12.2	$12.4	$35.9	$60.5

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JULY 2, 2011

Condensed Consolidating Cash Flow Statement
For the first six months ended July 2, 2011

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(59.4)	$27.4	$(0.1)	$(32.1)
Cash Flows from investing activities:
Capital expenditures	(0.1)	(8.4)	(2.1)	(10.6)
Net cash paid for businesses acquired	(5.8)	(25.2)	—	(31.0)
Investment in joint venture	—	(5.3)	—	(5.3)
Proceeds from the sale of property and equipment	—	0.5	—	0.5
Change in restricted cash and marketable securities	—	0.2	—	0.2
Other, net	—	0.2	—	0.2
Net cash used in investing activities	(5.9)	(38.0)	(2.1)	(46.0)

Cash Flows from financing activities:
Increase in borrowings	50.0	5.3	22.3	77.6
Payment of borrowings	(25.9)	(1.3)	(21.7)	(48.9)
Sale of the 8.5% Senior Notes due 2021	500.0	—	—	500.0
Net proceeds from borrowings under the Term Loan Facility	348.2	—	—	348.2
Redemption of the 11% Senior Secured Notes due 2013	(753.3)	—	—	(753.3)
Fees paid in connection with debt facilities	(58.7)	—	—	(58.7)
Payment of minimum withholding taxes in connection with vesting of restricted stock	(2.7)	—	—	(2.7)
Long-term intercompany advances and loans	8.2	(8.2)	—	—
Other, net	—	—	—	—
Net cash provided by (used in) financing activities	65.8	(4.2)	0.6	62.2
Net change in unrestricted cash and cash equivalents	0.5	(14.8)	(1.6)	(15.9)
Unrestricted cash and cash equivalents at the beginning of the period	16.0	21.3	20.4	57.7
Unrestricted cash and cash equivalents at the end of the period	$16.5	$6.5	$18.8	$41.8

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In this section, we discuss and analyze the results of operations and financial condition of Nortek, Inc. and its wholly-owned subsidiaries. In addition to historical information, we also make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the U.S. Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as “intends”, “plans”, “estimates”, “believes”, “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on our current plans and expectations and involve risks and uncertainties, over which we have no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.  Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In particular, important factors that could cause actual future activities and operating results to differ include availability and cost of certain raw materials (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood, and aluminum) and purchased components, freight costs, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment levels, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, prices, and product and warranty liability claims.  Other factors are discussed under “- Industry Overview” and “- Outlook”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Readers are also urged to carefully review and consider the various disclosures made by us in this document, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and periodic reports filed with the Securities and Exchange Commission ("SEC").

Executive Overview

We are a global, diversified company whose many market-leading brands deliver broad capabilities and a wide array of innovative, technology-driven products and solutions for lifestyle improvement at home and at work. Our five reporting segments are as follows:

•	the Residential Ventilation (“RESV”) segment,

•	the Technology Solutions (“TECH”) segment,

•	the Display Mount Solutions ("DMS") segment,

•	the Residential Heating and Cooling (“RHC”) segment, and

•	the Commercial Air Solutions (“CAS”) segment.

Through these segments we manufacture and sell, primarily in the United States, Canada, and Europe, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

During the second quarter of 2012, we changed the composition of our reporting segments to reflect the Display Mount Solutions segment separately from the Technology Solutions segment due to the Chief Operating Decision Maker's decision to operate the segments separately and manage each as a standalone, reportable segment. As a result, we have restated prior period segment disclosures to conform to the new composition.

The RESV segment, formerly known as the Residential Ventilation Products ("RVP") segment, primarily manufactures and sells room and whole house ventilation and other products, primarily for the professional remodeling and replacement markets, the residential new construction market, and the do-it-yourself market. The principal products sold by this segment include kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units), and indoor air quality products.

The TECH segment, formerly known as the Technology Products segment, manufactures and distributes a broad array of products designed to provide convenience and security for residential and certain commercial applications. The principal product categories sold in this segment include audio/video distribution and control equipment, and security and access control products.

The DMS segment, which was previously reported as part of the Technology Products segment, manufactures and distributes a

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

broad array of products designed with ergonomic features including wall mounts, desk mounts, arms, carts, workstations, and stands that attach to or support a variety of display devices such as computer monitors, notebook computers and flat panel displays.

The RHC segment, formerly known as the Residential Air Conditioning and Heating Products ("RHVAC") segment, manufactures and sells heating, ventilating, and air conditioning systems for site-built residential and manufactured housing structures, and certain commercial markets. The principal products sold by the segment are split-system and packaged air conditioners and heat pumps, air handlers, furnaces, and related equipment.

The CAS segment, formerly known as the Commercial Air Conditioning and Heating Products ("CHVAC") segment, manufactures and sells heating, ventilating and air conditioning systems for custom-designed commercial applications to meet customer specifications. The principal products sold by the segment are air handlers and large custom rooftop cooling and heating products.

Basis of Presentation

We operate on a calendar year, and for our interim periods, operate on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended June 30, 2012 (“second quarter of 2012”) and July 2, 2011 (“second quarter of 2011”) each include 91 days. The first six months ended June 30, 2012 ("first half of 2012") and July 2, 2011 ("first half of 2011") include 182 days and 183 days, respectively.

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Nortek, Inc., our operations, and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes contained in this report. Unless the context requires otherwise, the terms “Nortek,” “Company,” “we”, and “our” in this MD&A refer to Nortek, Inc. and its wholly-owned subsidiaries.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").  Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based on our historical experience, current trends, and information available from other sources, as appropriate.  If different conditions result than those assumptions used in our judgments, the results could be materially different from our estimates.

Our critical accounting policies include:

•	Revenue Recognition, Accounts Receivable, and Related Expenses,

•	Inventory Valuation,

•	Income Taxes,

•	Goodwill,

•	Other Long-Lived Assets,

•	Pensions and Post-Retirement Health Benefits,

•	Warranty,

•	Insurance Liabilities, including Product Liability, and

•	Contingencies.

Further detail regarding our other critical accounting policies can be found in the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

Industry Overview

Critical factors affecting our future performance, including our level of sales, profitability, and cash flows are the levels of residential remodeling and replacement activity, and new residential and non-residential construction activity. The level of new construction activity and the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending, employment levels, and other macroeconomic factors, over which we have no control. Any decline in economic activity as a result of these or other factors typically results in a decline in residential and non-residential new construction and, to a lesser extent, residential and non-residential remodeling and replacement spending, which would result in a decrease in our sales, profitability, and cash flows.

Instability in the credit and financial markets, troubles in the mortgage market, the level of unemployment, and the decline in home values have had a negative impact on residential and non-residential new construction activity, consumer disposable income, and spending on home remodeling and repairs. These factors have had an adverse effect on our operating results.

Changes in key industry activity affecting our businesses in the United States for the second quarter and first half of 2012, the fourth quarter of 2011, and the full year of 2011 as compared to the prior year periods were as follows:

		% Increase (Decrease)
	Source of	2nd Quarter	First Half	4th Quarter	Full Year
	Data	2012	2012	2011	2011
Private residential construction spending	1	8%	8%	6%	(1)%
Total housing starts	1	29%	27%	24%	4%
New home sales	1	20%	21%	9%	(5)%
Existing home sales	2	9%	8%	7%	2%
Residential improvement spending	1	(2)%	—%	6%	2%
Central air conditioning and heat pump shipments	3	1%	(2)%	(16)%	7%
Private non-residential construction spending	1	20%	23%	5%	(1)%
Manufactured housing shipments	4	11%	20%	45%	3%
Residential fixed investment spending	5	11%	10%	4%	(1)%

Source of data:

(1)	U.S. Census Bureau

(2)	National Association of Realtors

(3)	Air Conditioning and Refrigeration Institute

(4)	Institute for Building Technology and Safety

(5)	U.S. Bureau of Economic Analysis

In addition, according to the Canada Mortgage and Housing Corporation, Canadian housing starts increased approximately 18% in both the second quarter and first half of 2012 as compared to the second quarter and first half of 2011, increased approximately 11% in the fourth quarter of 2011 as compared to the fourth quarter of 2010 and increased approximately 2% for the full year of 2011 as compared to the full year of 2010.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

Outlook

For the remainder of 2012, we expect activity in the residential and non-residential construction markets to be slightly up from the levels we experienced in 2011. During the first half of 2012, U.S. housing starts, as well as new and existing home sales, were up as compared to the first half of 2011. We believe, however, that it is premature to conclude that a sustainable housing recovery is under way as the United States and certain other countries still face relatively high unemployment levels, stricter mortgage lending practices, and elevated housing inventories (with foreclosures representing an increasing share of such inventory). These factors are likely to continue weighing on housing starts, housing prices, and sales of new and existing homes.

In addition, overall weak economic conditions such as high unemployment and weak consumer confidence are having a continued impact on the demand for remodeling and replacement in our markets.

Lastly, leading indicators for the non-residential construction market show that activity may slow down in the latter part of this year and continue into early 2013.

All of this leads us to continued conservatism in the way we plan to operate our business in 2012. We will continue to closely manage our expenses and cash flow while making the investments necessary to further improve our manufacturing, introduce new products, and deliver superior service to our customers.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

Results of Operations
Our consolidated operating results for the second quarter of 2012 and 2011 were as follows:

	Second Quarter of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$615.7	100.0%	$564.9	100.0%	$50.8	N/A %

Cost of products sold ("COGS"):
Material costs	290.6	47.2	277.1	49.1	13.5	(1.9)
Labor costs	34.8	5.7	32.5	5.8	2.3	(0.1)
Overhead costs	106.5	17.3	102.5	18.1	4.0	(0.8)
Total COGS	431.9	70.2	412.1	73.0	19.8	(2.8)
Gross profit	183.8	29.8	152.8	27.0	31.0	2.8
Selling, general & administrative expense, net ("SG&A")	119.1	19.3	121.1	21.4	(2.0)	(2.1)
Amortization of intangible assets	11.0	1.8	10.9	1.9	0.1	(0.1)
Operating earnings	53.7	8.7	20.8	3.7	32.9	5.0
Interest expense	(24.0)	(3.9)	(27.1)	(4.8)	3.1	0.9
Loss from debt retirement	—	—	(33.8)	(6.0)	33.8	6.0
Investment income	0.1	—	0.1	—	—	—
Earnings (loss) before provision (benefit) for income taxes	29.8	4.8	(40.0)	(7.1)	69.8	11.9
Provision (benefit) for income taxes	11.3	1.8	(8.1)	(1.4)	19.4	3.2
Net earnings (loss)	$18.5	3.0%	$(31.9)	(5.7)%	$50.4	8.7%

Depreciation and amortization	$20.7	3.4%	$20.9	3.7%	$(0.2)	(0.3)%

Net sales and operating earnings by segment for the second quarter of 2012 and 2011 were as follows:

	Net Sales				Operating Earnings (Loss)
	Second Quarter of		Change		Second Quarter of		Change
	2012	2011	$	%	2012	2011	$	%
	(Dollar amounts in millions)

RESV	$149.0	$150.6	$(1.6)	(1.1)%	$20.4	$8.6	$11.8	* %
TECH	104.4	108.9	(4.5)	(4.1)	1.1	11.5	(10.4)	(90.4)
DMS	74.4	71.7	2.7	3.8	9.1	7.5	1.6	21.3
RHC	131.5	125.2	6.3	5.0	10.6	5.6	5.0	89.3
CAS	156.4	108.5	47.9	44.1	22.9	2.4	20.5	*
	$615.7	$564.9	$50.8	9.0%	64.1	35.6	28.5	80.1
Executive severance					—	(8.5)	8.5	100.0
Unallocated					(10.4)	(6.3)	(4.1)	(65.1)
					$53.7	$20.8	$32.9	* %

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

Our consolidated operating results for the first half of 2012 and 2011 were as follows:

	First Half of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$1,138.5	100.0%	$1,053.5	100.0%	$85.0	N/A %

COGS:
Material costs	533.4	46.9	507.6	48.2	25.8	(1.3)
Labor costs	67.6	5.9	62.2	5.9	5.4	—
Overhead costs	207.7	18.2	203.9	19.3	3.8	(1.1)
Total COGS	808.7	71.0	773.7	73.4	35.0	(2.4)
Gross profit	329.8	29.0	279.8	26.6	50.0	2.4
SG&A	229.2	20.1	234.3	22.2	(5.1)	(2.1)
Amortization of intangible assets	22.0	2.0	22.8	2.2	(0.8)	(0.2)
Operating earnings	78.6	6.9	22.7	2.2	55.9	4.7
Interest expense	(48.5)	(4.3)	(56.4)	(5.4)	7.9	1.1
Loss from debt retirement	—	—	(33.8)	(3.2)	33.8	3.2
Investment income	0.1	—	0.1	—	—	—
Earnings (loss) before provision (benefit) for income taxes	30.2	2.6	(67.4)	(6.4)	97.6	9.0
Provision (benefit) for income taxes	12.9	1.1	(14.4)	(1.4)	27.3	2.5
Net earnings (loss)	$17.3	1.5%	$(53.0)	(5.0)%	$70.3	6.5%

Depreciation and amortization	$41.0	3.6%	$50.4	4.8%	$(9.4)	(1.2)%

Net sales and operating earnings by segment for the first half of 2012 and 2011 were as follows:

	Net Sales				Operating Earnings (Loss)
	First Half of		Change		First Half of		Change
	2012	2011	$	%	2012	2011	$	%
	(Dollar amounts in millions)

RESV	$300.8	$301.4	$(0.6)	(0.2)%	$36.2	$18.8	$17.4	92.6%
TECH	199.7	202.9	(3.2)	(1.6)	2.3	15.4	(13.1)	(85.1)
DMS	139.9	135.0	4.9	3.6	14.1	5.3	8.8	*
RHC	207.1	208.7	(1.6)	(0.8)	8.3	4.7	3.6	76.6
CAS	291.0	205.5	85.5	41.6	35.7	0.2	35.5	*
	$1,138.5	$1,053.5	$85.0	8.1%	96.6	44.4	52.2	*
Executive severance					—	(8.5)	8.5	100.0
Unallocated					(18.0)	(13.2)	(4.8)	(36.4)
					$78.6	$22.7	$55.9	* %

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

The remainder of this discussion provides greater detail of our operating results for each of our reporting segments. Our reporting segments offer a significant number of different products across a wide range of price points and numerous distribution channels that do not always allow meaningful quantitative analysis to be performed with respect to the effect on net sales of changes in units sold or the price per unit sold. However, whenever the underlying causes of material increases or decreases in consolidated net sales can be adequately analyzed and quantified, we attempt to make appropriate disclosure of such reasons, including changes in price, volume, and the mix of products sold. Overall, changes in COGS (including material, direct labor, overhead, and freight costs) as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices and material costs, as well as changes in productivity levels.

We report our financial results in accordance with U.S. GAAP. However, we believe that certain non-GAAP performance measures used in managing the business may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods. Non-GAAP performance measures should be viewed in addition to, and not as an alternative for, our reported results. We provide net sales and cost of products sold excluding the impact of foreign currency as a supplement to net sales and cost of products sold as determined by U.S. GAAP in order to provide readers with a clearer basis to assess our results over time. This measure is considered a non-GAAP financial measure and is calculated by translating the current period net sales and cost of products sold in functional currency to U.S. dollars using the prior year's exchange rate.

RESV Segment

The operating results for the RESV segment for the second quarter of 2012 and 2011 were as follows:

	Second Quarter of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$149.0	100.0%	$150.6	100.0%	$(1.6)	N/A %

COGS:
Material costs	62.0	41.6	65.9	43.8	(3.9)	(2.2)
Labor costs	8.5	5.7	9.9	6.6	(1.4)	(0.9)
Overhead costs	28.1	18.9	36.2	24.0	(8.1)	(5.1)
Total COGS	98.6	66.2	112.0	74.4	(13.4)	(8.2)
Gross Profit	50.4	33.8	38.6	25.6	11.8	8.2
SG&A	26.2	17.6	26.2	17.4	—	0.2
Amortization of intangible assets	3.8	2.5	3.8	2.5	—	—
Operating earnings	$20.4	13.7%	$8.6	5.7%	$11.8	8.0%

Depreciation and amortization	$7.6	5.1%	$7.2	4.8%	$0.4	0.3%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

The operating results for the RESV segment for the first half of 2012 and 2011 were as follows:

	First Half of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$300.8	100.0%	$301.4	100.0%	$(0.6)	N/A %

COGS:
Material costs	126.2	42.0	130.9	43.4	(4.7)	(1.4)
Labor costs	17.6	5.8	19.8	6.6	(2.2)	(0.8)
Overhead costs	63.3	21.1	71.0	23.6	(7.7)	(2.5)
Total COGS	207.1	68.9	221.7	73.6	(14.6)	(4.7)
Gross Profit	93.7	31.1	79.7	26.4	14.0	4.7
SG&A	49.9	16.6	53.3	17.7	(3.4)	(1.1)
Amortization of intangible assets	7.6	2.5	7.6	2.5	—	—
Operating earnings	$36.2	12.0%	$18.8	6.2%	$17.4	5.8%

Depreciation and amortization	$14.4	4.8%	$14.4	4.8%	$—	—%

Net sales in the RESV segment for the second quarter and first half of 2012 reflect a decrease of approximately $1.6 million and $0.6 million, respectively. These decreases in net sales in the second quarter and first half of 2012 are primarily attributable to volume/mix decreases of approximately $2.1 million and $1.4 million, respectively, decreases related to the effects of foreign exchange rates of approximately $3.4 million and $4.7 million, respectively, partially offset by improved pricing of approximately $3.5 million and $4.7 million, respectively. Excluding the effect of changes in foreign currency exchange rates, net sales in the RESV segment for the second quarter and first half of 2012 increased approximately $1.8 million and $4.1 million, respectively, as compared to the same periods of 2011. Excluding the effect of changes in foreign currency exchange rates, North American sales in the second quarter and first half of 2012 increased approximately $6.0 million and $10.5 million, respectively, while net sales for the segment's European range hood business declined approximately $4.7 million and $6.9 million, respectively. These increases in North American sales are primarily attributable to increases in U.S. sales of approximately $3.3 million and $8.5 million, respectively, and increases in Canadian sales of approximately $2.7 million and $2.0 million, respectively. Price increases and industry wide increases in new housing starts, new and existing home sales, as well as residential construction and investment spending, during the second quarter and first half of 2012 as compared to the same periods of 2011, contributed to the overall increase in sales during the period. The decline in the European range hood business is primarily attributable to the discontinuation of low margin business. Kitchen range hoods and bathroom exhaust fans are the largest product categories sold in the RESV segment, accounting for approximately 80% of the RESV segment's total sales for both 2012 and 2011.

The decrease in the percentage of COGS to net sales in the second quarter and first half of 2012 primarily reflects the impact of increased sales prices during the second quarter and first half of 2012 and the effect of changes in product mix, partially offset by higher commodity prices related to the purchase of steel and certain component parts, such as motors and plastics. COGS for the second quarter and first half of 2012 also includes a decrease of approximately $2.9 million and $4.1 million, respectively, related to the effect of changes in foreign currency exchange rates, and a decrease in product liability expense of approximately $6.8 million (or approximately $0.29 per basic share) as compared to the same periods of 2011 as a result of favorable claims settlement during the first half of 2012. During the second quarter and first half of 2011, COGS includes approximately $1.4 million (or approximately $0.09 per basic share) and $1.5 million (or approximately $0.10 per basic share), respectively, of severance and other charges related to exit and disposal activities.

The decrease in SG&A as a percentage of net sales for the first half of 2012 is primarily attributable to cost reduction measures implemented at the RESV's European subsidiary serving the kitchen range hood market in conjunction with the Company's overall

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

plan to reduce costs and improve production efficiencies at the subsidiary. During the second quarter and first half of 2011, SG&A includes approximately $0.6 million (or approximately $0.04 per basic share) and $0.9 million (or approximately $0.06 per basic share), respectively, of severance and other charges related to exit and disposal activities.

TECH Segment

The operating results for the TECH segment for the second quarter of 2012 and 2011 were as follows:

	Second Quarter of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$104.4	100.0%	$108.9	100.0%	$(4.5)	N/A %

COGS:
Material costs	52.9	50.7	52.5	48.2	0.4	2.5
Labor costs	1.0	0.9	0.9	0.8	0.1	0.1
Overhead costs	15.3	14.6	9.3	8.5	6.0	6.1
Total COGS	69.2	66.2	62.7	57.5	6.5	8.7
Gross Profit	35.2	33.8	46.2	42.5	(11.0)	(8.7)
SG&A	31.5	30.2	32.2	29.6	(0.7)	0.6
Amortization of intangible assets	2.6	2.5	2.5	2.3	0.1	0.2
Operating earnings	$1.1	1.1%	$11.5	10.6%	$(10.4)	(9.5)%

Depreciation and amortization	$3.7	3.5%	$3.7	3.4%	$—	0.1%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

The operating results for the TECH segment for the first half of 2012 and 2011 were as follows:

	First Half of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$199.7	100.0%	$202.9	100.0%	$(3.2)	N/A %

COGS:
Material costs	98.7	49.4	96.3	47.5	2.4	1.9
Labor costs	2.0	1.0	2.0	1.0	—	—
Overhead costs	27.5	13.8	19.4	9.5	8.1	4.3
Total COGS	128.2	64.2	117.7	58.0	10.5	6.2
Gross Profit	71.5	35.8	85.2	42.0	(13.7)	(6.2)
SG&A	64.1	32.1	65.0	32.0	(0.9)	0.1
Amortization of intangible assets	5.1	2.5	4.8	2.4	0.3	0.1
Operating earnings	$2.3	1.2%	$15.4	7.6%	$(13.1)	(6.4)%

Depreciation and amortization	$7.4	3.7%	$7.5	3.7%	$(0.1)	—%

The decrease in net sales for the second quarter and first half of 2012 is primarily attributable to a decrease in volume related to a certain customer of approximately $7.6 million and $9.5 million, respectively (see "Liquidity and Capital Resources - Risks and Uncertainties"). This decrease was partially offset by increased sales related to the impact of prior year acquisitions of approximately $1.4 million and $6.1 million during the second quarter and first half of 2012, respectively.

We are in the process of combining the operations of certain subsidiaries within the segment in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth.  We expect that the combination of these companies will not only result in meaningful cost savings and efficiencies, but will also provide potential for improved customer focus as sales teams and marketing resources can be concentrated to support a smaller portfolio of products. In connection with the combination of these businesses, management has identified certain products that are either redundant or not competitive and, therefore, will be discontinued. Cost of goods sold in the second quarter of 2012 includes approximately $2.2 million (or approximately $0.09 per basic share) related to additional reserves to reduce inventory values for these products to their expected realizable amounts. In addition, SG&A includes approximately $0.3 million of severance costs for individuals whose positions have been eliminated in connection with the combination. These activities are expected to be completed in the third quarter of 2012. Additional costs to be incurred range from approximately $5.0 to $6.0 million comprised principally of the costs to vacate certain redundant premises and additional severance costs for positions to be eliminated.

COGS in the second quarter and first half of 2012 includes a charge of approximately $1.1 million (or approximately $0.05 per basic share) and $3.7 million (or approximately $0.16 per basic share), respectively, relating to the decision to discontinue development of a certain new product. Customer interest in this product as it is currently designed has been less than anticipated, and we believe that significant additional investments would be necessary for this product to receive a satisfactory level of market acceptance. Furthermore, a similar product offered in the TECH segment is production-ready and has achieved greater market approval, leading us to cancel the development and liquidate remaining inventories for the competing product line. The charge is comprised of reserves to reduce remaining inventories to their net realizable value, estimated costs to cancel open purchase orders, costs of products expected to be returned, and the accelerated depreciation of tooling equipment.

COGS for the second quarter and first half of 2012 also includes approximately $0.7 million and $2.4 million, respectively, related to acquisitions made in 2011. As noted in the above table, the percentage of COGS to net sales increased for the second quarter and first half of 2012, primarily as a result of an increase in overhead costs as a percentage of net sales. This increase primarily

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

relates to the items discussed above.

The increase in SG&A as a percentage of net sales for the second quarter and first half of 2012 is primarily the result of a decrease in net sales without a proportionate decrease in SG&A due to the fixed nature of certain expenses. The impact of prior year acquisitions contributed approximately $0.9 million and $3.4 million to SG&A during the second quarter and first half of 2012, respectively.

DMS Segment

The operating results for the DMS segment for the second quarter of 2012 and 2011 were as follows:

	Second Quarter of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$74.4	100.0%	$71.7	100.0%	$2.7	N/A %

COGS:
Material costs	32.3	43.4	32.4	45.2	(0.1)	(1.8)
Labor costs	1.1	1.5	1.1	1.5	—	—
Overhead costs	13.5	18.1	11.6	16.2	1.9	1.9
Total COGS	46.9	63.0	45.1	62.9	1.8	0.1
Gross Profit	27.5	37.0	26.6	37.1	0.9	(0.1)
SG&A	15.5	20.9	16.1	22.4	(0.6)	(1.5)
Amortization of intangible assets	2.9	3.9	3.0	4.2	(0.1)	(0.3)
Operating earnings	$9.1	12.2%	$7.5	10.5%	$1.6	1.7%

Depreciation and amortization	$4.0	5.4%	$3.9	5.4%	$0.1	—%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

The operating results for the DMS segment for the first half of 2012 and 2011 were as follows:

	First Half of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$139.9	100.0%	$135.0	100.0%	$4.9	N/A %

COGS:
Material costs	61.3	43.8	61.3	45.4	—	(1.6)
Labor costs	2.1	1.5	2.2	1.6	(0.1)	(0.1)
Overhead costs	26.2	18.7	28.4	21.0	(2.2)	(2.3)
Total COGS	89.6	64.0	91.9	68.0	(2.3)	(4.0)
Gross Profit	50.3	36.0	43.1	32.0	7.2	4.0
SG&A	30.3	21.7	30.7	22.8	(0.4)	(1.1)
Amortization of intangible assets	5.9	4.2	7.1	5.3	(1.2)	(1.1)
Operating earnings	$14.1	10.1%	$5.3	3.9%	$8.8	6.2%

Depreciation and amortization	$8.2	5.9%	$16.1	11.9%	$(7.9)	(6.0)%

As noted above, the DMS segment was previously reported as part of the TECH segment. Prior periods have been restated to conform to the current year presentation.

Net sales in the DMS segment increased approximately $2.7 million and $4.9 million during the second quarter and first half of 2012, respectively. This increase is attributable to increased sales volume of the segment's branded products primarily in the Americas and Asia Pacific regions, while Europe sales were relatively flat. In addition, direct sales to original equipment manufacturer ("OEM") customers were higher due to sales of new products and increased volume of existing products. These increases were partially offset by the planned withdrawal from low-margin OEM indirect business.

As noted in the above table, COGS as a percentage of net sales increased slightly in the second quarter of 2012 and decreased in the first half of 2012, as compared to the corresponding 2011 period. COGS for the first half of 2011 (specifically the first quarter of 2011) includes approximately $7.3 million (or approximately $0.48 per basic share) of non-cash charges related to the amortization of fair value allocated to inventory (which is included in depreciation and amortization expense) with no corresponding charge in the first half of 2012. The decrease in COGS as a percentage of net sales during the first half of 2012 is primarily the result of this charge in the first half of 2011. Excluding this charge in the first half of 2011, COGS as a percentage of net sales increased during the second quarter and first half of 2012, primarily due to an increase in overhead and other costs as a percentage of net sales, partially offset by a decrease in material costs as a percentage of net sales. The increase in overhead and other costs as a percentage of net sales is primarily the result of increased freight and warranty costs during 2012. Material costs as a percentage of net sales decreased primarily due to changes in the relative mix of products sold.

The decrease in SG&A as a percentage of net sales is primarily the result of decreased bad debt expense in the second quarter and first half of 2012 as compared to the same periods of 2011.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

RHC Segment

The operating results for the RHC segment for the second quarter of 2012 and 2011 were as follows:

	Second Quarter of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$131.5	100.0%	$125.2	100.0%	$6.3	N/A %

COGS:
Material costs	80.6	61.3	79.1	63.2	1.5	(1.9)
Labor costs	4.2	3.2	4.2	3.3	—	(0.1)
Overhead costs	21.1	16.0	22.0	17.6	(0.9)	(1.6)
Total COGS	105.9	80.5	105.3	84.1	0.6	(3.6)
Gross Profit	25.6	19.5	19.9	15.9	5.7	3.6
SG&A	14.8	11.2	14.1	11.3	0.7	(0.1)
Amortization of intangible assets	0.2	0.2	0.2	0.1	—	0.1
Operating earnings	$10.6	8.1%	$5.6	4.5%	$5.0	3.6%

Depreciation and amortization	$2.4	1.8%	$3.1	2.5%	$(0.7)	(0.7)%

The operating results for the RHC segment for the first half of 2012 and 2011 were as follows:

	First Half of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$207.1	100.0%	$208.7	100.0%	$(1.6)	N/A %

COGS:
Material costs	127.6	61.6	130.1	62.3	(2.5)	(0.7)
Labor costs	6.8	3.3	7.1	3.4	(0.3)	(0.1)
Overhead costs	36.7	17.7	38.9	18.6	(2.2)	(0.9)
Total COGS	171.1	82.6	176.1	84.3	(5.0)	(1.7)
Gross Profit	36.0	17.4	32.6	15.7	3.4	1.7
SG&A	27.3	13.2	27.5	13.2	(0.2)	—
Amortization of intangible assets	0.4	0.2	0.4	0.2	—	—
Operating earnings	$8.3	4.0%	$4.7	2.3%	$3.6	1.7%

Depreciation and amortization	$5.1	2.5%	$6.3	3.0%	$(1.2)	(0.5)%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

The increase in net sales for the second quarter of 2012 is primarily the result of additional private label sales to a specific customer during the quarter, some of which had been planned for later in the year. The decrease in net sales for the first half of 2012 was primarily driven by lower demand due to overall economic conditions and depressed central air conditioning and heat pump shipments. The mild winter weather experienced over much of the country during the first quarter of 2012, coupled with an increase in first quarter 2011 sales to certain customers serving the residential site-built market for use as replacement products, also contributed to the decline in net sales. These decreases were partially offset by the effect of increased sales prices effective June 15, 2011, ongoing efforts to attract new customers, introduction of new products, and the addition of several new distribution customers.

The decrease in COGS as a percentage of net sales is primarily the result of a decrease in material and overhead and other costs as a percentage of net sales. The decrease in material costs as a percentage of net sales is primarily the result of engineered product cost reductions, lower prices related to the purchase of steel, copper, and aluminum during the second quarter of 2012, as well as increased sales prices as discussed previously. The decrease in overhead and other costs as a percentage of net sales is primarily the result of lower warranty claims experience, improved operational efficiencies and, in the second quarter, an increase in net sales without a proportionate increase in costs due to the fixed nature of certain overhead costs.

The decrease in SG&A as a percentage of net sales for the second quarter of 2012 is primarily due to lower legal fees and bad debt expense.

CAS Segment

The operating results for the CAS segment for the second quarter of 2012 and 2011 were as follows:

	Second Quarter of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$156.4	100.0%	$108.5	100.0%	$47.9	N/A %

COGS:
Material costs	62.8	40.2	47.2	43.5	15.6	(3.3)
Labor costs	20.0	12.8	16.4	15.1	3.6	(2.3)
Overhead costs	28.5	18.2	23.4	21.6	5.1	(3.4)
Total COGS	111.3	71.2	87.0	80.2	24.3	(9.0)
Gross Profit	45.1	28.8	21.5	19.8	23.6	9.0
SG&A	20.7	13.2	17.7	16.3	3.0	(3.1)
Amortization of intangible assets	1.5	1.0	1.4	1.3	0.1	(0.3)
Operating earnings	$22.9	14.6%	$2.4	2.2%	$20.5	12.4%

Depreciation and amortization	$3.0	1.9%	$3.0	2.8%	$—	(0.9)%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

The operating results for the CAS segment for the first half of 2012 and 2011 were as follows:

	First Half of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$291.0	100.0%	$205.5	100.0%	$85.5	N/A %

COGS:
Material costs	119.6	41.1	89.0	43.3	30.6	(2.2)
Labor costs	39.1	13.4	31.1	15.1	8.0	(1.7)
Overhead costs	54.0	18.6	46.2	22.5	7.8	(3.9)
Total COGS	212.7	73.1	166.3	80.9	46.4	(7.8)
Gross Profit	78.3	26.9	39.2	19.1	39.1	7.8
SG&A	39.6	13.6	36.1	17.6	3.5	(4.0)
Amortization of intangible assets	3.0	1.0	2.9	1.4	0.1	(0.4)
Operating earnings	$35.7	12.3%	$0.2	0.1%	$35.5	12.2%

Depreciation and amortization	$5.9	2.0%	$6.0	2.9%	$(0.1)	(0.9)%

Net sales in the CAS segment for the second quarter and first half of 2012 reflect a decrease of approximately $2.0 million and $2.7 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the CAS segment for the second quarter and first half of 2012 increased approximately $49.9 million and $88.2 million, respectively.  This increase in net sales is primarily the result of increased shipment levels of air handlers, clean room equipment and packaged equipment in the U.S. market, partly due to certain orders being accelerated at the customer's request.  Backlog for CAS products expected to be filled within the next twelve months was approximately $221.2 million at June 30, 2012, approximately $260.0 million at December 31, 2011 and approximately $208.1 million at July 2, 2011.  This decrease in backlog since December 31, 2011 is the result of the fulfillment of orders in process at the end of 2011 and was expected due to several large orders placed in 2011 that are not expected to be repeated in 2012, coupled with a slowdown in the incoming order rate reflecting a slower non-residential construction market since the beginning of the year.

The decrease in COGS as a percentage of net sales for the second quarter and first half of 2012 primarily reflects decreases in overhead and other costs as a percentage of net sales and a decrease in material costs as a percentage of net sales. The decrease in overhead and other costs as a percentage of net sales is primarily due to higher sales volume without a proportionate increase in overhead, as well as product and process improvements made at several companies. The decrease in material costs as a percentage of net sales is a result of a combination of changes in product mix and lower costs relating to the purchase of steel and copper, and reflects greater worldwide supplies of these materials resulting from the slowing international market. This decrease in material costs is expected to partially offset lower pricing in the second half of 2012 and into 2013. COGS for the second quarter and first half of 2012 also includes 1) costs of approximately $0.7 million in the second quarter of 2012 relating to the relocation of equipment to a new facility and 2) a decrease of approximately $1.6 million and $2.1 million, respectively, related to the effect of changes in foreign currency exchange rates.

The decrease in SG&A as a percentage of net sales is primarily due to an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

Unallocated

Operating Loss. Unallocated operating loss was approximately $10.4 million in the second quarter of 2012 as compared to approximately $14.8 million for the second quarter of 2011 and was approximately $18.0 million in the first half of 2012 as compared to approximately $21.7 million for the first half of 2011. Unallocated operating loss for the second quarter and first half of 2011 included approximately $8.5 million (or approximately $0.55 per basic share) of severance expense related to the retirement of a Company executive. This decrease was partially offset by higher management compensation expense associated with our improved financial results, and increased outside consulting fees relating to certain strategic reviews.

Interest Expense.  Interest expense decreased approximately $3.1 million, or approximately 11.4%, during the second quarter of 2012 as compared to the second quarter of 2011 and decreased approximately $7.9 million, or approximately 14.0%, during the first half of 2012 as compared to the first half of 2011.  This decrease is primarily due to the reduced weighted average interest rate of our outstanding debt as a result of the second quarter 2011 debt transactions noted in the paragraph below.

Loss from Debt Retirement. On April 26, 2011, we issued our 8.5% Senior Notes due 2021 (the "8.5% Notes") in an aggregate principal amount of $500.0 million and entered into a senior secured term loan with initial borrowings of $350.0 million and a final maturity in 2017 ("Term Loan Facility"). We received approximately $827.3 million of net proceeds in connection with the issuance of the 8.5% Notes and Term Loan Facility, after deducting approximately $20.9 million of underwriting commissions and legal, accounting, and other expenses incurred. We used approximately $825.0 million of these net proceeds to repurchase or redeem all of the 11% Senior Secured Notes due 2013 (the "11% Notes"), which included approximately $753.3 million of aggregate outstanding principal balance, approximately $37.8 million of tender and redemption premiums and approximately $33.9 million of accrued but unpaid interest. The redemption of the 11% Notes resulted in a pre-tax loss of approximately $33.8 million in the second quarter of 2011.

Provision (Benefit) for Income Taxes. The provision for income taxes for the second quarter of 2012 was approximately $11.3 million as compared to a benefit from income taxes of approximately $8.1 million for the second quarter of 2011. The provision for income taxes for the first half of 2012 was approximately $12.9 million as compared to a benefit from income taxes of approximately $14.4 million for the first half of 2011. Compared to the United States federal statutory rate of 35%, the effective income tax rate of approximately 42.7% for the first half of 2012 reflects an increase in the valuation allowances related to certain deferred tax assets, state tax expense, and nondeductible expenses. The effective income tax rate of a benefit of approximately 21.4% for the first half of 2011 differs from the expected United States federal statutory rate of a benefit of 35% principally as a result of an increase in the valuation allowances related to deferred tax assets and the effect of foreign activities, partially offset by state income tax benefits.

Foreign Net Sales and Operating Earnings

Net sales and earnings derived from international markets are subject to economic, political, and currency risks, among others.

Foreign net sales, which are attributed based on the location of our subsidiary responsible for the sale, were approximately 20.4% and 21.3% of consolidated net sales for the second quarter of 2012 and 2011, respectively, and were approximately 21.4% and 22.2% of consolidated net sales for the first half of 2012 and 2011, respectively.  Net sales from our Canadian subsidiaries were approximately 11.2% and 10.1% of consolidated net sales for the second quarter of 2012 and 2011, respectively, and were approximately 11.4% and 10.6% of consolidated net sales for the first half of 2012 and 2011, respectively.  Net sales from our Canadian subsidiaries include net sales from the RESV and CAS segments.  Net sales from our European subsidiaries were approximately 6.8% and 7.5% of consolidated net sales for the second quarter of 2012 and 2011, respectively, and were approximately 7.6% and 8.0% of consolidated net sales for the first half of 2012 and 2011, respectively.  Net sales from our European subsidiaries include net sales from the RESV, TECH, DMS, and CAS segments.

Operating earnings of foreign operations, consisting primarily of the results of operations of our Canadian and European subsidiaries, were approximately 20.3% and 11.3% of consolidated operating earnings (before unallocated and corporate expenses) for the second quarter of 2012 and 2011, respectively, and were approximately 22.1% and 15.2% of consolidated operating earnings (before unallocated and corporate expenses) for the first half of 2012 and 2011, respectively.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

Liquidity and Capital Resources

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments, and debt repayments. Our principal sources of liquidity are cash flows from operations, existing unrestricted cash and cash equivalents, and the use of borrowings under our $300.0 million senior secured asset-based revolving credit facility ("ABL Facility"). The indentures related to our 10% Senior Notes due 2018 (the "10% Notes") and 8.5% Notes, the credit agreements governing our ABL Facility and Term Loan Facility, and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions. See Note G, "Notes, Mortgage Notes and Obligations Payable" to the unaudited condensed consolidated financial statements included elsewhere herein and “- Debt Covenant Compliance” below.

There can be no assurance that we will generate sufficient cash flow from the operations of our subsidiaries, or that future financings will be available on acceptable terms or in amounts sufficient to enable us to service or refinance our indebtedness, or to make necessary capital expenditures.

Operational Improvement Initiatives

In order to create a foundation for growth and a sustainable competitive advantage, we have begun comprehensive operational improvement initiatives which are expected to identify opportunities to improve operations and implement efficiencies at various levels throughout the Company. Examples of some of the areas that will be considered in these initiatives include, but are not limited to, determining services that can be center-led or shared among various subsidiaries and operating units, optimizing the global manufacturing footprint and logistical structure to ensure that capacity is located in areas where customer service can be maximized, optimizing supply sources to better leverage our purchasing effectiveness, and upgrading transaction processing systems to create more harmonization across the Company. It is expected that these initiatives, which will begin in earnest toward the end of the third quarter of 2012, will be completed over an approximate 12 to 18 month time frame. We currently believe the overall cost of these initiatives, which will include, for example, additions to staff with the necessary skill sets and experience in such projects, implementing new tools to improve management of resources (for example, a Human Resources Management system), and engaging consultants, will approximate $10 million to $15 million over its duration. While the economic benefits of such initiatives are not quantifiable at this point and will not begin to be realized until well after these initiatives have been established, management believes these initiatives will be self-funding in a short period of time and will provide significant benefits well in to the future.

Cash Flows

Our cash flows from operating, investing, and financing activities for the first half of 2012 and 2011, as reflected in the condensed consolidated statement of cash flows included elsewhere herein, are summarized in the table below:

	2012	2011	Change
	(Dollar Amounts in millions)

Net cash provided by (used in) operating activities	$47.7	$(32.1)	$79.8
Net cash used in investing activities	(10.0)	(46.0)	36.0
Net cash (used in) provided by financing activities	(35.4)	62.2	(97.6)
Net change in unrestricted cash and cash equivalents	$2.3	$(15.9)	$18.2

The change in net cash provided by (used in) operating activities was primarily the result of an increase in net earnings (after the exclusion of non-cash items) of approximately $56.0 million combined with a decrease in changes in working capital of approximately $24.7 million.

The decrease in net cash used in investing activities was primarily the result of a decrease in net cash paid for businesses acquired of approximately $28.4 million, an investment in a joint venture of approximately $5.3 million made during the first quarter of

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

2011 and a decrease in capital expenditures of approximately $0.7 million. Capital expenditures were approximately $9.9 million and $10.6 million for the first half of 2012 and 2011, respectively.  Capital expenditures were approximately $21.1 million for the year ended December 31, 2011 and are expected to be between approximately $25.0 million and $30.0 million for 2012.

The change in net cash (used in) provided by financing activities is primarily the result of cash provided during the second quarter of 2011 relating to our senior notes transaction of approximately $36.2 million, a decrease in borrowings of approximately $45.2 million, and an increase in payments relating to outstanding borrowings of approximately $18.0 million.

As discussed earlier, we generally use cash flows from operations and, where necessary, borrowings to finance our capital expenditures and strategic acquisitions, to meet the service requirements of existing indebtedness, and for working capital and other general corporate purposes.

Outstanding Indebtedness

We had consolidated debt at June 30, 2012 of approximately $1,111.2 million consisting of the following:

(Amounts in millions)
8.5% Notes, net of discount	$493.3
Term Loan Facility, net of discount	338.8
10% Notes	250.0
ABL Facility	12.0
Long-term notes, mortgage notes and other indebtedness, net	16.5
Short-term bank obligations	0.6
$1,111.2

During the first half of 2012, we had a net decrease in our debt of approximately $33.3 million resulting primarily from a net decrease in borrowings under our ABL Facility of approximately $30.0 million, quarterly payments related to the Term Loan Facility of approximately $1.8 million, and net payments relating to subsidiary debt of approximately $2.7 million.  The remaining increase of approximately $1.2 million relates to the effect of changes in foreign currency exchange rates and debt discount amortization. Our debt to equity ratio decreased from approximately 14.2:1 at December 31, 2011 to approximately 11.2:1 at June 30, 2012 primarily as a result of the net decrease in indebtedness as noted above and year to date earnings of approximately $17.3 million. On July 16, 2012, we voluntarily repaid $5.0 million of outstanding borrowings under the ABL Facility and, accordingly, have classified such amount as current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2012.

On June 13, 2012, we amended and extended our ABL Facility. The amendment lowers the interest rates and fees payable by Nortek and extends the maturity from December 17, 2015 to June 13, 2017. Additionally, certain provisions of the credit agreement have been amended to enhance Nortek's financial and operational flexibility. In conjunction with amending the ABL Facility, we incurred fees and expenses of approximately $1.0 million which have been included in deferred financing costs and will be recognized over the remaining term of the ABL Facility.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

Contractual Obligations

We have entered into a number of operating lease obligations and purchase obligations, and have guaranteed certain obligations of these parties. As noted above, we amended and extended our ABL Facility during the second quarter of 2012. The summary of our estimated future cash obligations for notes, mortgage notes and obligations payable, and interest payments presented below has been updated from the amounts presented in our Annual Report Form 10-K for the year ended December 31, 2011 to reflect the following:

•	The 2012 amounts have been adjusted to reflect the estimated remaining amounts due as a result of actual activity in the first half of 2012.

•	Payments related to the ABL Facility have been extended to 2017.

•	Interest payments have been adjusted to reflect the estimated change in interest rates and fees related to the amended ABL Facility and the extension of these rates and fees to 2017.

	Payments Due by Period
	Remainder of 2012	2013 & 2014	2015 & 2016	2017 & Thereafter	Total
	(Dollar amounts in millions)
Notes, mortgage notes and obligations payable	$7.6	$7.6	$7.6	$1,093.0	$1,115.8
Interest payments	43.4	176.7	175.9	240.1	636.1

There have been no other significant changes to the obligations presented in the contractual obligations table since December 31, 2011.

Nortek, its subsidiaries, affiliates, or significant shareholders (subject to the Investor Agreement between the Company and certain significant shareholders, dated as of April 4, 2012, as described in the Form 8-K filed by the Company with the SEC on April 5, 2012) may from time to time, in their sole discretion, purchase, repay, refinance, redeem or retire any of our outstanding debt, in privately negotiated or open market transactions, by tender offer or otherwise, which may be subject to restricted payment limitations.

Adequacy of Liquidity Sources

At June 30, 2012, we had approximately $60.5 million of unrestricted cash and cash equivalents to fund our cash flow needs for the remainder of 2012.

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of August 3, 2012, we had approximately $7.0 million in outstanding borrowings and approximately $13.9 million in outstanding letters of credit under the ABL Facility. Based on the June 2012 borrowing base calculations, at August 3, 2012, we had excess availability of approximately $279.0 million under the ABL Facility and approximately $241.5 million of excess availability before triggering the cash deposit requirements as discussed further below.

As noted previously, the indentures and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.  As of June 30, 2012, we had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $36.9 million.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

Working Capital

Our working capital and current ratio increased from approximately $317.5 million and 1.8:1, respectively, at December 31, 2011 to approximately $348.0 million and 1.9:1, respectively, at June 30, 2012.  This increase is primarily the result of the effect of changes in other working capital accounts as described further below.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents increased from approximately $58.2 million at December 31, 2011 to approximately $60.5 million at June 30, 2012.

Accounts receivable, less allowances, increased approximately $54.4 million, or approximately 19.9%, between December 31, 2011 and June 30, 2012, while net sales increased approximately $80.5 million, or approximately 15.0%, in the second quarter of 2012 as compared to the fourth quarter of 2011. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, the level of sales recognized on a cash basis, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period.  Accounts receivable from customers related to foreign operations increased by approximately $11.0 million, or approximately 15.2%, between December 31, 2011 and June 30, 2012.

Inventories decreased approximately $16.4 million, or approximately 5.4%, between December 31, 2011 and June 30, 2012. The change in inventories is primarily related to decreases in the CAS and RHC segments due to initiatives within the segments to reduce inventory levels.

Other current assets increased approximately $10.3 million, or approximately 76.3%, between December 31, 2011 and June 30, 2012. This increase is primarily related to an increase in the cost basis of inventory shipped of approximately $10.0 million relating to a customer in the TECH segment in which we have determined that cash basis accounting treatment is appropriate for revenue recognition under the customer agreement. See "Risks and Uncertainties".

Accounts payable increased approximately $45.3 million, or 28.2%, between December 31, 2011 and June 30, 2012 primarily due to increases in the TECH and RHC segments related to increased purchasing in anticipation of higher sales levels.

Accrued expenses and taxes, net decreased approximately $20.1 million, or approximately 9.6%, between December 31, 2011 and June 30, 2012 as a result of a decrease in accrued severance relating to payments made in the first half of 2012 and net changes in various other compensation related and other accruals.

Changes in certain working capital accounts, as noted above, between December 31, 2011 and June 30, 2012, differ from the changes reflected in our unaudited condensed consolidated statement of cash flows for such period as a result of non-cash items including, among others, the effect of changes in foreign currency exchange rates.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

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

Additionally, pursuant to the terms of the ABL Facility, we will be required to deposit cash from our material deposit accounts (including all concentration accounts) daily in collection accounts maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit, if (i) excess availability (as defined in the ABL Facility) falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing. In addition, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. The ABL Facility also restricts our ability to prepay our other indebtedness, including the 10% Notes, the 8.5% Notes and the Term Loan Facility, or designate any other indebtedness as senior debt.

In addition, the indentures that govern our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indentures governing our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined by the 10% Notes, 8.5% Notes and Term Loan Facility) for such trailing four quarter period. As of June 30, 2012, under the 10% Notes, the FCCR was approximately 2.48 to 1.0.

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

As of June 30, 2012, we were in compliance with all covenants under the indentures that govern the 10% Notes and 8.5% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

Consolidated Cash Flow and Adjusted Consolidated Cash Flow

Consolidated Cash Flow (“CCF”) represents net earnings (loss) before interest, income taxes, depreciation and amortization (including the effects of fresh-start accounting), and loss from debt retirement. The ACCF is defined as the CCF further adjusted to exclude certain cash and non-cash, non-recurring items. CCF and ACCF are not defined terms under U.S. GAAP. Neither CCF nor ACCF should be considered an alternative to operating income or net earnings (loss) as a measure of operating results. There are material limitations associated with making the adjustments to our earnings to calculate CCF and ACCF and using these non-U.S. GAAP financial measures as compared to the most directly comparable U.S. GAAP financial measures. For instance, CCF and ACCF do not include:

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

The following table reconciles net loss to CCF and ACCF for the 10% Notes for the trailing four quarters ended June 30, 2012:

	(1)	(2)	(3)	LTM Ended
	Year Ended	For the first half of		(1)+(2)-(3)
	Dec. 31 2011	2012	2011	June 30, 2012
	(Dollar amounts in millions)

Net (loss) earnings (a)	$(55.9)	$17.3	$(53.0)	$14.4
(Benefit) provision for income taxes	(20.3)	12.9	(14.4)	7.0
Loss from debt retirement	33.8	—	33.8	—
Interest expense	105.6	48.5	56.4	97.7
Investment income	(0.1)	(0.1)	(0.1)	(0.1)
Depreciation and amortization expense	93.9	41.0	50.4	84.5
Consolidated Cash Flow	$157.0	$119.6	$73.1	$203.5
Investment income	0.1	0.1	0.1	0.1
Non-recurring losses (b)	8.3	3.8	8.3	3.8
Acquisition fees and expenses	0.9	—	0.9	—
Loss (gain) on sale of assets	1.4	(0.1)	—	1.3
Joint venture income	—	(0.1)	—	(0.1)
Share-based compensation expense	0.6	1.5	0.3	1.8
Net foreign exchange losses (gains) (c)	1.2	(0.4)	(0.3)	1.1
Restructuring (d)	19.6	3.9	4.7	18.8

Pro-forma effect of acquisitions and dispositions (e)	2.5	0.3	1.9	0.9
Adjusted Consolidated Cash Flow	$191.6	$128.6	$89.0	$231.2

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

(a)
As noted earlier in this section, net earnings (loss) has been impacted by the following (increases) decreases in pre-tax earnings for each period as compared to the prior comparable period, in addition to the items in the table above, for the respective periods shown above:

	(Increase) Decrease in Net Earnings (Loss)
	(1)	(2)	(3)	LTM Ended
	Year Ended	For the first half of		(1)+(2)-(3)
	Dec. 31, 2011	2012	2011	June 30, 2012
	(Dollar amounts in millions)
Product liability reserve change:
RESV segment	$(8.2)	$(6.8)	$0.6	$(15.6)
Product liability expense in the RESV segment for the years ended December 31, 2011 and 2010 was approximately $4.7 million and $12.9 million, respectively. Product liability expense in the RESV segment for the first half of 2012, 2011 and 2010 was approximately $0.8 million, $7.6 million and $7.0 million, respectively.

RHC segment	1.7	(0.3)	—	1.4
Product liability expense (income) in the RHC segment for the years ended December 31, 2011 and 2010 was approximately $1.2 million and $(0.5) million, respectively. Product liability expense in the RHC segment for the first half of 2012, 2011 and 2010 was approximately $0.5 million, $0.8 million and $0.8 million, respectively.

Product recall costs within the RESV segment	(1.7)	—	—	(1.7)
Product recall costs for the years ended December 31, 2011 and 2010 were approximately $0.2 million and $1.9 million, respectively.
Foreign exchange transaction (gains) and losses	3.2	0.8	(1.3)	5.3
Transaction related foreign exchange losses (other than intercompany debt not indefinitely invested in subsidiaries) for the years ended December 31, 2011 and 2010 were approximately $4.2 million and $1.0 million, respectively. Transaction related foreign exchange losses (gains) (other than intercompany debt not indefinitely invested in subsidiaries) for the first half of 2012, 2011 and 2010 were approximately $0.6 million, $(0.2) million and $1.1 million, respectively.

Additional warranty expense in the TECH segment relating to a certain customer	4.9	—	—	4.9
CEO transition expenses	0.8	—	—	0.8
Outside consulting fees related to strategic reviews	1.4	1.8	—	3.2

(b)
Amounts relate to non-recurring gains or losses, as defined in the indenture governing the 10% Notes. For the trailing four quarters ended June 30, 2012, includes (1) approximately $3.7 million of charges within the TECH segment relating to the decision to discontinue development of a certain new product, (2) approximately $0.3 million of expense related to strategic reviews, and (3) accretion of approximately $0.2 million to record leasehold fair value adjustments.

(c)	Non-cash foreign exchange losses (gains) related to intercompany debt not indefinitely invested in our subsidiaries.

(d)	Includes all restructuring charges, including severance, relocation and transition costs.

(e)
Includes the pro-forma effect of our acquisition of TV One as if the acquisition had occurred on the first day of the four-quarter reference period, and the pro-forma effect of our disposition of Litetouch (sold on February 17, 2012) as if the disposition had occurred on the first day of the four-quarter reference period.

As noted previously, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. At June 30, 2012, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility was approximately $263.5 million (based upon the May 2012 borrowing base calculation), which exceeded $30.0 million and 12.5% of the borrowing base. Our FCCR under the ABL Facility at June 30, 2012 was 2.01 to 1.0. Similar to the 10% Notes, the FCCR under the ABL Facility is the ratio of the ACCF to Fixed Charges; however, in addition to other differences, the ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at June 30, 2012 was approximately $199.0 million.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

Risks and Uncertainties

Two of our subsidiaries in the TECH segment ship security products to a customer for whom we have determined that cash basis accounting treatment is appropriate at this time for revenue recognition under this agreement and have deferred revenue recognition on approximately $18.7 million and $6.3 million of net sales at June 30, 2012 and December 31, 2011, respectively. Under this agreement, we recognized net sales of approximately $10.4 million and $18.0 million during the second quarter of 2012 and 2011, respectively, and recognized net sales of approximately $17.7 million and $27.2 million during the first half of 2012 and 2011, respectively. We have recorded the cost basis of related inventory shipped of approximately $14.8 million and $4.8 million at June 30, 2012 and December 31, 2011, respectively, in other current assets in the accompanying unaudited condensed consolidated balance sheet. In addition, included in inventory is approximately $8.8 million and $3.5 million at June 30, 2012 and December 31, 2011, respectively, of inventory related to this customer. Subsequent to June 30, 2012, we became aware of a potential warranty claim associated with such products for which our estimate of the amount or range of loss or possible loss cannot be made.

In the first quarter of 2012, our subsidiaries entered into an amended agreement with this customer to manufacture and sell products through December 31, 2012. We will work towards maintaining a longer ongoing relationship beyond 2012, but cannot offer any assurance that we will be successful. We expect to sell approximately $50 million to $60 million of security products during 2012 to this customer. We will continue to closely monitor the situation with this customer. As we record revenue on the cash basis of accounting for this customer, the failure to receive scheduled payments in the future would result in a corresponding reduction to our revenue and cost of goods sold.

Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At June 30, 2012, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At June 30, 2012, approximately 68% of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates.  Based upon interest rates in effect at June 30, 2012, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $1.8 million for the remainder of 2012.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2011

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the second quarter and first half of 2012 the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to translation resulted in a decrease in stockholders’ investment of approximately $2.5 million and $0.7 million for the second quarter and first half of 2012, respectively, and for the second quarter and first half of 2011, resulted in an increase to stockholders' investment of approximately $0.6 million and $2.8 million, respectively.  The impact of changes in foreign currency exchange rates related to transactions resulted in an increase in net foreign exchange losses recorded in SG&A of approximately $1.1 million and $0.7 million for the second quarter and first half of 2012 as compared to the same periods of 2011. We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at June 30, 2012 consist primarily of short-term borrowings by certain of our foreign subsidiaries.  We generally do not enter into derivative financial instruments to manage foreign currency exposure.

Item 3.               Quantitative and Qualitative Disclosures about Market Risk

Other than as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”, there have been no material changes to our exposures to market risk since December 31, 2011.

Item 4.              Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer and the Company’s Corporate Disclosure and Controls Committee, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC. There have been no material changes from the risk factors disclosed in such Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the second quarter of 2012.

Item 6.	Exhibits

Exhibits marked with an asterisk (*) are filed herewith. Exhibits marked with a double asterisk (**) are furnished herewith. The remainder of the exhibits has heretofore been filed with the SEC and is incorporated herein by reference.

Exhibit No.	Description

10.1
Second Amendment to Credit Agreement dated as of June 13, 2012 among NORTEK, INC., as the Specified U.S. Borrower, VENTROL AIR HANDLING SYSTEMS INC., as the Canadian Borrower, the other Borrowers named therein, BANK OF AMERICA, N.A., as Administrative Agent, U.S. Swing Line Lender and U.S. L/C Issuer, BANK OF AMERICA, N.A. (acting through its Canada branch), as Canadian Swing Line Lender and Canadian L/C Issuer, the other Lenders party thereto, MERRILL LYNCH, PIERCE, FENNER & SMITH INCORPORATED and WELLS FARGO CAPITAL FINANCE, LLC as Joint Lead Arrangers, MERRILL LYNCH, PIERCE, FENNER & SMITH INCORPORATED as Sole Bookrunner, BANK OF AMERICA, N.A., as Collateral Agent, WELLS FARGO CAPITAL FINANCE, LLC, as Syndication Agent and UBS Securities LLC and US BANK, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K/A filed on June 15, 2012).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.

/s/ Almon C. Hall
Almon C. Hall
Authorized Officer, Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

August 9, 2012