Form 10-Q
period 2012-09-29
NORTEK INC
filed 2012-11-08
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012
OR

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 2, 2012 was 15,164,530.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	September 29, 2012	December 31, 2011
Assets
Current Assets:
Unrestricted cash and cash equivalents	$130.7	$58.2
Restricted cash	0.2	0.1
Accounts receivable, less allowances of $4.9 million and $5.2 million, respectively	280.0	273.9
Inventories:
Raw materials	88.1	90.9
Work in process	25.3	31.2
Finished goods	157.1	182.1
	270.5	304.2
Prepaid expenses	16.3	22.0
Other current assets	16.8	13.5
Tax refunds receivable	5.5	10.1
Prepaid income taxes	27.2	38.7
Total current assets	747.2	720.7

Property and Equipment, at Cost:
Land	18.1	18.0
Buildings and improvements	78.8	76.8
Machinery and equipment	217.7	198.0
	314.6	292.8
Less accumulated depreciation	114.5	81.6
Total property and equipment, net	200.1	211.2

Other Assets:
Goodwill	308.1	308.1
Intangible assets, less accumulated amortization of $114.5 million and $83.0 million, respectively	626.2	659.2
Deferred debt expense	18.5	20.2
Restricted investments and marketable securities	1.9	2.2
Other assets	23.4	20.8
	978.1	1,010.5
Total Assets	$1,925.4	$1,942.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)
(Dollar amounts in millions, except shares data)

	September 29, 2012	December 31, 2011
Liabilities and Stockholders' Investment

Current Liabilities:
Notes payable and other short-term obligations	$0.6	$1.3
Current maturities of long-term debt	6.1	32.1
Accounts payable	171.5	160.8
Accrued expenses and taxes, net	217.5	209.0
Total current liabilities	395.7	403.2

Other Liabilities:
Deferred income taxes	132.1	137.4
Other	198.6	210.3
	330.7	347.7

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,092.1	1,111.1

Commitments and Contingencies (Note I)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at September 29, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 15,234,268 shares issued and 15,204,189 shares issued at September 29, 2012 and December 31, 2011, respectively	0.1	0.1
Additional paid-in capital	179.9	176.9
Accumulated deficit	(50.7)	(72.7)
Accumulated other comprehensive loss	(19.1)	(20.8)
Less: Treasury stock at cost, 79,086 shares and 74,950 shares at September 29, 2012 and December 31, 2011, respectively	(3.3)	(3.1)
Total stockholders' investment	106.9	80.4
Total Liabilities and Stockholders' Investment	$1,925.4	$1,942.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the third quarter ended		For the first nine months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(Dollar amounts in millions, except per share data)

Net Sales	$557.4	$551.8	$1,695.9	$1,605.3
Cost of products sold	399.0	409.6	1,207.7	1,183.3
Gross profit	158.4	142.2	488.2	422.0
Selling, general and administrative expense, net	113.6	117.1	342.8	351.4
Amortization of intangible assets	11.0	11.1	33.0	33.9
Operating earnings	33.8	14.0	112.4	36.7
Interest expense	(23.7)	(24.6)	(72.2)	(81.0)
Loss from debt retirement	—	—	—	(33.8)
Investment income	0.1	—	0.2	0.1
Earnings (loss) before provision (benefit) for income taxes	10.2	(10.6)	40.4	(78.0)
Provision (benefit) for income taxes	5.5	(8.5)	18.4	(22.9)
Net earnings (loss)	$4.7	$(2.1)	$22.0	$(55.1)

Basic earnings (loss) per share	$0.31	$(0.14)	$1.45	$(3.64)

Diluted earnings (loss) per share	$0.30	$(0.14)	$1.42	$(3.64)

Weighted Average Common Shares:
Basic	15,152,779	15,128,246	15,138,895	15,121,093
Diluted	15,505,573	15,128,246	15,467,424	15,121,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the third quarter ended		For the first nine months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(Dollar amounts in millions)

Net earnings (loss)	$4.7	$(2.1)	$22.0	$(55.1)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	1.9	(3.7)	1.2	(0.9)
Pension liability adjustment	0.4	(0.5)	0.5	(0.1)

Comprehensive income (loss)	$7.0	$(6.3)	$23.7	$(56.1)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first nine months ended
	September 29, 2012	October 1, 2011
	(Dollar amounts in millions)
Cash flows from operating activities:
Net earnings (loss)	$22.0	$(55.1)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	62.7	71.8
Loss from debt retirement	—	33.8
Non-cash interest expense, net	4.9	4.1
Non-cash share-based compensation expense	2.8	0.4
Loss (gain) on sale of property and equipment	0.2	(0.1)
Deferred federal income tax provision (benefit)	7.0	(27.2)
Changes in certain assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(4.3)	(3.6)
Inventories	33.9	(21.1)
Prepaid and other current assets	0.6	(20.6)
Accounts payable	10.0	(6.3)
Accrued expenses and taxes	9.6	53.1
Long-term assets, liabilities and other, net	(11.5)	4.6
Total adjustments to net earnings (loss)	115.9	88.9
Net cash provided by operating activities	137.9	33.8
Cash flows from investing activities:
Capital expenditures	(16.1)	(13.9)
Net cash paid for businesses acquired	(2.6)	(30.9)
Investment in joint venture	—	(5.3)
Proceeds from the sale of property and equipment	2.5	0.6
Change in restricted cash and marketable securities	0.2	0.2
Other, net	0.5	0.2
Net cash used in investing activities	(15.5)	(49.1)
Cash flows from financing activities:
Increase in borrowings	33.5	80.6
Payment of borrowings	(82.0)	(99.3)
Sale of the 8.5% Senior Notes due 2021	—	500.0
Net proceeds from borrowings under the Term Loan Facility	—	348.2
Redemption of the 11% Senior Secured Notes due 2013	—	(753.3)
Fees paid in connection with debt facilities	(1.3)	(58.7)
Exercise of stock options	0.2	—
Payment of minimum withholding taxes in connection with vesting of restricted stock	(0.2)	(2.7)
Other, net	(0.1)	—
Net cash (used in) provided by financing activities	(49.9)	14.8
Net change in unrestricted cash and cash equivalents	72.5	(0.5)
Unrestricted cash and cash equivalents at the beginning of the period	58.2	57.7
Unrestricted cash and cash equivalents at the end of the period	$130.7	$57.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

(A)	Basis of Presentation

Nortek, Inc. (“Nortek”) and all of its wholly owned subsidiaries, collectively the “Company,” is a global, diversified company whose many market-leading brands deliver broad capabilities and a wide array of innovative, technology-driven products and solutions for lifestyle improvement at home and at work. Operating within five reporting segments (see Note F, “Segment Information”), the Company manufactures and sells, primarily in the United States, Canada and Europe, with additional manufacturing in China, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

The Company operates on a calendar year, and for its interim periods, operates on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year always begins on January 1 and ends on December 31. As a result, the Company's first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended September 29, 2012 (“third quarter of 2012”) and October 1, 2011 (“third quarter of 2011”) each include 91 days. The first nine months ended September 29, 2012 ("nine months of 2012") and October 1, 2011 ("nine months of 2011") include 273 days and 274 days, respectively.

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income (loss), and cash flows of the Company after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted, the Company believes that the disclosures included are adequate to make the information presented herein not misleading. Operating results for the third quarter and first nine months ended September 29, 2012 are not necessarily indicative of the results that may be expected for other interim periods or for the year ending December 31, 2012. Certain amounts in the prior year's unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 ("2011 Form 10-K") and its latest Periodic Reports on Form 10-Q and Current Reports on Form 8-K as filed with the Securities and Exchange Commission ("SEC"), including the Current Report on Form 8-K filed with the SEC on October 15, 2012, which updates Items 1, 1A, 2, 6, 7, 7A, 8 and 15 of the 2011 Form 10-K ("October 2012 8-K").

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), which changes the way a company tests indefinite-lived intangible assets for impairment. The provisions of this pronouncement provide an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. ASU 2012-02 allows an entity the option to bypass the qualitative-assessment for any asset in any period and proceed directly to performing the quantitative impairment test. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 will not have a material effect on the Company's financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which was further amended by ASU No. 2011-12, Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, issued in December 2011. The amendments in ASU No. 2011-05 require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The pronouncement does not change the current option for presenting components of other comprehensive income gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented, or disclosed in the notes to the financial statements. The pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

reclassified to net income. The provisions of ASU No. 2011-05 are required to be adopted retroactively. The Company adopted this pronouncement on January 1, 2012 and began presenting the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate but consecutive statements. The adoption of ASU 2011-05 had no effect on the Company's financial position or results of operations, but did impact the way the Company presents comprehensive income.

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

On April 28, 2011, the Company, through wholly-owned subsidiaries, acquired all of the stock of TV One Broadcast Sales Corporation, Barcom (UK) Holdings Limited and Barcom Asia Holdings, LLC (collectively, "TV One") for approximately $25.1 million, net of cash acquired of approximately $0.9 million.  In connection with the acquisition of TV One, in the second quarter of 2011, the Company also incurred approximately $0.8 million of fees and expenses, which were recorded in selling, general and administrative expense, net ("SG&A"). TV One sells a complete range of video signal processing products for the professional audio/video and broadcast markets. TV One is included in the Company's Technology Solutions segment. The acquisition of TV One contributed approximately $6.1 million to net sales and had no effect (but includes depreciation and amortization of approximately $0.4 million) on operating earnings for the nine months of 2012. Pro forma results related to the acquisition of TV One have not been presented, as the effect is not significant to the Company's consolidated operating results.

On March 21, 2011, the Company, through its wholly-owned subsidiary Huntair Middle East Holdings, Inc. ("Huntair"), acquired a forty-nine percent minority interest in Huntair Arabia for approximately $5.3 million. Huntair Arabia is an operating joint venture between the Company and Alessa Advanced Projects Company ("Alessa") in Saudi Arabia that was formed for purposes of trading, manufacturing, supplying, installing, and servicing commercial air conditioning and commercial air handling units in Saudi Arabia and certain other regions. The Company does not have a controlling financial interest and, therefore, is accounting for this investment under the equity method of accounting within the Commercial Air Solutions segment. In connection with its investment in Huntair Arabia, Huntair issued a 10 year note to Alessa for approximately $5.3 million. The note does not bear interest; therefore, the Company has recorded the note net of discount on its accompanying consolidated balance sheet. For the third quarter and nine months of 2012 and 2011, income from Huntair Arabia was not material to the Company's consolidated operating results.

In connection with the Company's 2010 acquisition of Ergotron, Inc. (“Ergotron"), the Company paid the sellers of Ergotron approximately $2.6 million and $5.8 million in the nine months of 2012 and 2011, respectively, primarily related to the remaining reimbursement of federal and state tax refunds due to Ergotron for the pre-acquisition period in 2010.

(C)	Cash Flows

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net in the accompanying unaudited condensed consolidated statement of cash flows.

Interest paid was approximately $50.7 million and $58.2 million for the nine months of 2012 and 2011, respectively. Income tax payments, net of refunds for the nine months of 2012 was approximately $3.2 million and net income taxes refunded during the nine months of 2011 was approximately $5.5 million.

Significant non-cash financing and investing activities excluded from the accompanying unaudited condensed consolidated statement of cash flows include capitalized leases of approximately $0.9 million for the nine months of 2012. There were no capitalized lease additions for the nine months of 2011.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

(D)	Stockholders' Investment

Activity within stockholders' investment for the third quarter of 2012 is as follows:

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	(Dollar amounts in millions)
Balance, June 30, 2012	$0.1	$178.6	$(55.4)	$(21.4)	$(3.1)
Net earnings	—	—	4.7	—	—
Other comprehensive income:
Currency translation adjustment	—	—	—	1.9	—
Pension liability adjustment	—	—	—	0.4	—
16,865 shares of common stock issued upon vesting of restricted stock	—	—	—	—	—
3,000 shares of common stock issued upon exercise of stock options	—	—	—	—	—
4,136 shares of treasury stock acquired	—	—	—	—	(0.2)
Share-based compensation expense	—	1.3	—	—	—
Balance, September 29, 2012	$0.1	$179.9	$(50.7)	$(19.1)	$(3.3)

Activity within stockholders' investment for the third quarter of 2011 is as follows:

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	(Dollar amounts in millions)
Balance, July 2, 2011	$0.1	$176.5	$(69.8)	$4.0	$(3.1)
Net loss	—	—	(2.1)	—	—
Other comprehensive loss:
Currency translation adjustment	—	—	—	(3.7)	—
Pension liability adjustment	—	—	—	(0.5)	—
3,000 shares of common stock issued upon exercise of stock options	—	0.1	—	—	—
2,483 shares of treasury stock acquired	—	—	—	—	—
Share-based compensation expense	—	0.1	—	—	—
Balance, October 1, 2011	$0.1	$176.7	$(71.9)	$(0.2)	$(3.1)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

Activity within stockholders' investment for the nine months of 2012 is as follows:

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	(Dollar amounts in millions)
Balance, December 31, 2011	$0.1	$176.9	$(72.7)	$(20.8)	$(3.1)
Net earnings			22.0
Other comprehensive income:
Currency translation adjustment	—	—	—	1.2	—
Pension liability adjustment	—	—	—	0.5	—
16,865 shares of common stock issued upon vesting of restricted stock	—	—	—	—	—
13,214 shares of common stock issued upon exercise of stock options	—	0.2	—	—	—
4,136 shares of treasury stock acquired	—	—	—	—	(0.2)
Share-based compensation expense	—	2.8	—	—	—
Balance, September 29, 2012	$0.1	$179.9	$(50.7)	$(19.1)	$(3.3)

Activity within stockholders' investment for the nine months of 2011 is as follows:

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	(Dollar amounts in millions)
Balance, December 31, 2010	$0.1	$174.7	$(16.8)	$0.8	$—
Net loss	—	—	(55.1)	—	—
Other comprehensive loss:
Currency translation adjustment	—	—	—	(0.9)	—
Pension liability adjustment, net of tax of approximately $0.3 million	—	—	—	(0.1)	—
175,261 shares of common stock issued upon vesting of restricted stock	—	—	—	—	—
28,178 shares of common stock issued upon exercise of stock options	—	0.5	—	—	—
74,950 shares of treasury stock acquired	—	—	—	—	(3.1)
Share-based compensation expense	—	1.5	—	—	—
Balance, October 1, 2011	$0.1	$176.7	$(71.9)	$(0.2)	$(3.1)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

(E)	Earnings (Loss) per Share

Basic earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliations between basic and diluted earnings (loss) per share for the third quarter and nine months of 2012 and 2011 are as follows:

	For the third quarter of		For the nine months of
	2012	2011	2012	2011
	(Dollar amounts in millions, except per share data)

Net earnings (loss)	$4.7	$(2.1)	$22.0	$(55.1)

Weighted average common shares outstanding	15,152,779	15,128,246	15,138,895	15,121,093
Dilutive effect of common share equivalents	352,794	—	328,529	—
Dilutive shares outstanding	15,505,573	15,128,246	15,467,424	15,121,093

Basic earnings (loss) per share	$0.31	$(0.14)	$1.45	$(3.64)

Diluted earnings (loss) per share	$0.30	$(0.14)	$1.42	$(3.64)

The effect of certain potential common share equivalents, as outlined below, were excluded from the computation of diluted shares outstanding for the third quarter and nine months of 2012 and 2011 as their inclusion would have been anti-dilutive. Restricted stock awards which vest based upon achievement of performance targets were excluded from the diluted shares outstanding as the performance targets had not been met as of the end of the third quarter of 2012 and 2011.

A summary of the weighted average anti-dilutive shares excluded from the third quarter and nine months of 2012 and 2011 is as follows:

	For the third quarter of		For the nine months of
	2012	2011	2012	2011
Warrants	789,474	789,474	789,474	789,474
Restricted stock	324,486	317,638	276,668	419,706
Stock options	36,508	523,866	54,336	650,323
Total	1,150,468	1,630,978	1,120,478	1,859,503

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

(F)	Segment Information

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

Through these segments the Company manufactures and sells, primarily in the United States, Canada, and Europe, with additional manufacturing in China, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

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
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

impact of all purchase accounting adjustments, including intangible assets amortization and goodwill, are reflected in the applicable operating segment, which are the Company’s reporting units.

Unaudited net sales, operating earnings (loss) and earnings (loss) before provision (benefit) for income taxes for the Company’s reporting segments for the third quarter and nine months of 2012 and 2011 were as follows:

	For the third quarter of		For the nine months of
	2012	2011	2012	2011
	(Dollar amounts in millions)
Net sales:
RESV	$145.4	$146.5	$446.2	$447.9
TECH	121.9	125.3	321.6	328.2
DMS	72.0	70.8	211.9	205.8
RHC	101.4	98.0	308.5	306.7
CAS	116.7	111.2	407.7	316.7
Consolidated net sales	$557.4	$551.8	$1,695.9	$1,605.3

Operating earnings (loss):
RESV (1)	$18.5	$4.1	$54.7	$22.9
TECH (2)	7.6	5.9	9.9	21.3
DMS (3)	9.7	7.7	23.8	13.0
RHC (4)	3.1	—	11.4	4.7
CAS (5)	6.1	4.9	41.8	5.1
Subtotal	45.0	22.6	141.6	67.0
Executive retirement	—	(0.2)	—	(8.7)
Unallocated, net (6)	(11.2)	(8.4)	(29.2)	(21.6)
Consolidated operating earnings	33.8	14.0	112.4	36.7
Interest expense	(23.7)	(24.6)	(72.2)	(81.0)
Loss from debt retirement	—	—	—	(33.8)
Investment income	0.1	—	0.2	0.1
Earnings (loss) before provision (benefit) for income taxes	$10.2	$(10.6)	$40.4	$(78.0)

1)
For the third quarter and nine months of 2012, includes a decrease in product liability expense of approximately $6.9 million and $13.7 million, respectively, as compared to the same periods of 2011 as a result of favorable claims settlement during 2012. For the third quarter and nine months of 2011, includes approximately $0.5 million and $3.5 million, respectively, of severance and other charges related to exit and disposal activities.

2)
For the third quarter and nine months of 2012, includes approximately $1.1 million and $3.6 million, respectively, of costs and expenses related to inventory reserves and severance in conjunction with combining certain subsidiaries within the segment, and in the nine months of 2012, includes a charge of approximately $3.7 million relating to the decision to discontinue development of a certain new product within the segment. For the nine months of 2011, includes approximately $1.1 million of severance and other charges relating to exit and disposal activities, and for the third quarter and nine months of 2011 and includes approximately $5.3 million of additional warranty expense related to a certain customer.

3)	For the nine months of 2011 (specifically the first quarter of 2011), includes approximately $7.3 million of non-cash charges related to the amortization of fair value allocated to inventory.

4)
For the third quarter and nine months of 2012, includes a decrease in product liability expense of approximately $1.2 million and $1.5 million, respectively, as compared to the same periods of 2011 as a result of favorable claims settlement during 2012.

5)	For the third quarter and nine months of 2012, includes costs of approximately $0.4 million and $1.1 million, respectively, relating to the relocation of equipment to a new facility.

6)
For the third quarter and nine months of 2012, includes approximately $2.1 million and $3.0 million, respectively, related to operational improvement initiatives, including certain staff additions, outside consulting fees related to certain strategic reviews and other costs.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

Segment assets at September 29, 2012 and December 31, 2011 for the Company’s reporting segments are presented in the table that follows:

	September 29, 2012	December 31, 2011
	(Dollar amounts in millions)
Segment Assets:
RESV	$659.9	$672.5
TECH	317.8	323.4
DMS	401.3	424.8
RHC	154.8	168.4
CAS	197.3	218.3
	1,731.1	1,807.4
Unallocated:
Cash and cash equivalents, including current restricted cash	130.9	58.3
Prepaid income taxes	27.2	38.7
Other assets, including long-term restricted investments and marketable securities	36.2	38.0
Consolidated assets	$1,925.4	$1,942.4

(G)	Income Taxes

The Company provided for income taxes on an interim basis based upon the estimated annual effective tax rate for 2012 and 2011.  The following table reconciles the federal statutory income tax provision (benefit) and rate to the actual income tax provision (benefit) and related effective tax rate for the nine months of 2012 and 2011, respectively:

	For the nine months of
	2012		2011
	$	%	$	%
	(Dollar amounts in millions)
Income tax at the federal statutory rate	$14.1	35.0%	$(27.3)	35.0%
Net change from federal statutory rate:
Change in valuation allowance related to deferred tax assets	4.3	10.7	6.8	(8.6)
Change in uncertain tax positions, including interest	0.5	1.1	0.4	(0.5)
State income tax, net of federal income tax effect	2.6	6.5	(3.7)	4.8
Tax effect resulting from foreign activities	(3.6)	(9.0)	0.3	(0.4)
Non-deductible expenses	1.6	4.0	0.7	(0.8)
Foreign research credits	(1.2)	(3.0)	—	—
Other, net	0.1	0.2	(0.1)	(0.1)
	$18.4	45.5%	$(22.9)	29.4%

The increase in valuation allowance relates to losses of certain foreign subsidiaries and losses in certain domestic jurisdictions. The Company has determined that based on the history of losses at these subsidiaries, a valuation allowance is required for these loss carry-forwards since it is more likely than not that these loss carry-forwards will not be realized.

As of January 1, 2012, the Company had a liability of approximately $26.6 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  As a result of additional provisions during the nine months of 2012, the liability for uncertain tax positions at September 29, 2012 was approximately $28.6 million. The liability for uncertain tax positions is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet. The corresponding amount of gross uncertain tax benefits was approximately $36.1 million and $34.2 million at September 29, 2012 and December 31, 2011, respectively.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

As of September 29, 2012 and December 31, 2011, the amount of uncertain tax positions that will impact the Company's effective tax rate is approximately $15.3 million and $14.0 million, respectively. The difference between the total amount of uncertain tax positions and the amount that will impact the effective tax rate represents the federal tax effect of state tax items, items that offset temporary differences, and items that will result in the reduction of other tax assets.

As of September 29, 2012, the Company had approximately $2.3 million in unrecognized benefits relating to various state tax issues, for which the statute of limitations expired in October 2012. In addition, the Company currently expects that it will resolve certain state tax disputes during 2012. The total amount of uncertain tax positions that is related to these disputes is approximately $1.4 million.

As of September 29, 2012 and December 31, 2011, the total amount of accrued interest related to uncertain tax positions was approximately $3.1 million and $2.3 million, respectively.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

(H)	Notes, Mortgage Notes and Obligations Payable

Fourth Quarter 2012 Debt Transaction

On October 18, 2012, the Company issued $235.0 million aggregate principal amount of 8.5% Senior Notes due 2021 (the “New 8.5% Notes”) at an issue price of 107.125% of principal, plus accrued interest from October 15, 2012. The New 8.5% Notes were offered as additional notes under the indenture pursuant to which the Company previously issued $500.0 million aggregate principal amount of 8.5% Senior Notes due 2021 (the "8.5% Notes"). The New 8.5% Notes have the same terms as the 8.5% Notes except that the New 8.5% Notes are subject to a separate registration rights agreement. Pursuant to the registration rights agreement with the initial purchasers of the New 8.5% Notes, the Company has agreed to file a registration statement with respect to an offer to exchange the New 8.5% Notes for registered notes with substantially similar terms on or before the 270th day after the issuance of the New 8.5% Notes, use its reasonable best efforts to cause such registration statement to become effective on or before the 360th day after the issuance date of the New 8.5% Notes, and use its reasonable best efforts to complete the exchange offer on or before the 390th day after the issuance of the New 8.5% Notes, or if required, file a shelf registration statement with respect to the New 8.5% Notes and use its reasonable best efforts to cause such shelf registration statement to become effective on or before the 480th day after the issuance of the New 8.5% Notes. If the Company is not in compliance with this obligation, special interest will accrue at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of the registration default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the special interest rate exceed 1.00% per annum.

The Company received approximately $251.7 million of gross proceeds in connection with the issuance of the New 8.5% Notes, which were used to pay down an equal amount of aggregate principal of the Company's senior secured term loan with initial borrowings of $350.0 million and a final maturity in 2017 ("Term Loan Facility"). The Company used cash on hand to pay accrued interest of approximately $1.8 million related to the Term Loan Facility and to pay underwriting fees of approximately $3.8 million related to the issuance of the New 8.5% Notes. The remaining estimated $1.2 million of legal, accounting and other fees related to the issuance of the New 8.5% Notes have been or will be paid by the Company using cash on hand.

While the Company has not determined the accounting treatment for these transactions, the repayment of approximately $251.7 million aggregate principal amount of the Term Loan Facility could result in a pre-tax loss of up to approximately $7.4 million related to the elimination of $2.7 million of deferred debt costs and $4.7 million debt discount allocated to the repaid portion of the Term Loan Facility. Deferred debt costs of approximately $5.0 million related to the New 8.5% Notes will potentially be capitalized and amortized over the remaining life of the New 8.5% Notes; however, the final ownership of the New 8.5% Notes and the terms of the repayment of the Term Loan Facility may result in different treatment of deferred debt costs incurred as well as the original issue premium of approximately $16.7 million.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

Amended & Restated $300.0 million senior secured asset-based revolving credit facility

On June 13, 2012, the Company amended and extended its $300.0 million senior secured asset-based revolving credit facility (the “ABL Facility”). The amendment lowers the interest rates and fees payable by Nortek and extends the maturity from December 17, 2015 to June 13, 2017. Additionally, certain provisions of the credit agreement were amended to enhance Nortek's financial and operational flexibility. In conjunction with amending the ABL Facility, the Company incurred fees and expenses of approximately $1.3 million which have been included in deferred financing costs and will be recognized over the remaining term of the ABL Facility.

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

The Company will be required to deposit cash daily from its material deposit accounts (including all concentration accounts) into collection accounts maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit, if (i) excess availability (as defined in the ABL Facility) falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing. In addition, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing, the Company will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. The Company’s ability to meet the required fixed charge coverage ratio can be affected by events beyond its control. A breach of any of these covenants could result in a default under the ABL Facility.  As of November 2, 2012, we had no outstanding borrowings and approximately $13.9 million in outstanding letters of credit under the ABL Facility. Based on the September 2012 borrowing base calculations, at November 2, 2012, we had excess availability of approximately $258.6 million under the ABL Facility and approximately $224.5 million of excess availability before triggering the cash deposit requirements as discussed further below.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

Second Quarter 2011 Debt Transactions

On April 26, 2011, the Company issued its 8.5% Notes in an aggregate principal amount of $500.0 million and entered into its Term Loan Facility. The Company received approximately $827.3 million of net proceeds in connection with the issuance of the8.5% Notes and Term Loan Facility, after deducting approximately $20.9 million of underwriting commissions and legal, accounting, and other expenses incurred. The Company used approximately $825.0 million of these net proceeds to repurchase or redeem all of the 11% Senior Secured Notes due 2013 (the "11% Notes"), which included approximately $753.3 million of aggregate outstanding principal balance, approximately $37.8 million of tender and redemption premiums and approximately $33.9 million of accrued but unpaid interest. The redemption of the 11% Notes resulted in a pre-tax loss of approximately $33.8 million in the second quarter of 2011.

Debt Covenant Compliance

The indenture governing the 10% Senior Notes due 2018 (the "10% Notes") contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations, and the sale of assets (all as defined in the indenture and other agreements). As of September 29, 2012, the Company had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $41.1 million.

As of September 29, 2012, the Company was in compliance with all covenants under the indentures that govern the 10% Notes and the 8.5% Notes and the credit agreements that govern the ABL Facility and the Term Loan Facility.

(I)	Commitments and Contingencies

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

Indemnifications

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications of approximately $5.3 million and $5.5 million at September 29, 2012 and December 31, 2011, respectively, of which approximately $2.3 million are recorded in accrued expenses and approximately $3.0 million and $3.2 million, respectively, are recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.  At September 29, 2012 and December 31, 2011, the undiscounted future payments related to these indemnifications were estimated to be approximately $5.8 million and $6.0 million, respectively.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

Changes in the Company’s combined short-term and long-term warranty liabilities during the third quarter and nine months of 2012 and 2011 are as follows:

	For the third quarter of		For the nine months of
	2012	2011	2012	2011
	(Dollar amounts in millions)
Balance, beginning of period	$56.0	$55.5	$56.3	$55.9
Warranties provided during period	7.4	6.7	20.7	20.0
Settlements made during period	(7.4)	(7.7)	(21.7)	(20.0)
Changes in liability estimate, including expirations and acquisitions	0.3	5.2	1.0	3.8
Balance, end of period	$56.3	$59.7	$56.3	$59.7

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

Other Commitments and Contingencies

Two of the Company's subsidiaries in the TECH segment ship security products to a customer for whom the Company has determined that cash basis accounting treatment is appropriate at this time for revenue recognition under this agreement and has deferred revenue recognition on approximately $9.8 million and $6.3 million of net sales at September 29, 2012 and December 31, 2011, respectively. Under this agreement, the Company recognized net sales of approximately $33.1 million and $35.7 million during the third quarter of 2012 and 2011, respectively, and recognized net sales of approximately $50.8 million and $62.5 million during the nine months of 2012 and 2011, respectively. The Company has recorded the cost basis of related inventory shipped of approximately $7.5 million and $4.8 million at September 29, 2012 and December 31, 2011, respectively, in other current assets in the accompanying unaudited condensed consolidated balance sheet. In addition, included in inventory is approximately $5.4 million and $3.5 million at September 29, 2012 and December 31, 2011, respectively, of inventory related to this customer.

In the first quarter of 2012, the Company's subsidiaries entered into an amended agreement with this customer to manufacture and sell products, which has been terminated effective December 31, 2012. The Company is working towards maintaining a longer ongoing relationship with this customer beyond 2012, but cannot offer any assurance that it will be successful. The Company will continue to closely monitor the situation with this customer. As the Company records revenue on the cash basis of accounting for this customer, the failure to receive scheduled payments in the future would result in a corresponding reduction to the Company's revenue and cost of goods sold.

The Company is subject to other contingencies, including legal proceedings and claims, arising out of its businesses that cover a wide range of matters including, among others, environmental matters, contract and employment claims, product liability, warranty, and modification and adjustment or replacement of component parts of units sold, which include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned. The Company has used various substances in its products and manufacturing operations which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers' compensation statutes, rules, regulations and case law is unclear. Furthermore, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which the amount or range of possible losses cannot be reasonably estimated.

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
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

of operations for any particular future period could be materially affected by changes in the Company's assumptions or strategies related to these contingencies or changes that are not within the Company's control.

(J)	Fair Value

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

Measured on a Recurring Basis

Restricted Investments and Marketable Securities (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at September 29, 2012 or December 31, 2011.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the unaudited condensed consolidated balance sheets at September 29, 2012 and December 31, 2011 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value (Level 1) because of their short-term nature.

Long-Term Debt -- At September 29, 2012, the fair value of the Company's long-term indebtedness was approximately $70.0 million higher than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before unamortized discount of approximately $14.4 million. At December 31, 2011, the fair value of the Company’s long-term indebtedness was approximately $90.0 million lower than the amount on the Company's consolidated balance sheet, before unamortized discount of approximately $16.3 million.  The Company determined the fair market value of its 10% Notes and 8.5% Notes using available market quotes (Level 1). For the Company's remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and the Term Loan Facility), the Company assumed that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and the Company's estimated credit risk.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

(K)	Pension, Profit Sharing & Other Post-Retirement Benefits

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing, and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension and profit sharing expense charged to operations aggregated approximately $2.4 million and $1.1 million for the third quarter of 2012 and 2011, respectively, and aggregated approximately $6.5 million and $3.8 million for the nine months of 2012 and 2011, respectively. The increase in pension and profit sharing expense is primarily attributable to a reduction in the assumption for expected return on assets as compared to the prior comparable period. In addition, the Company's defined benefit plans were required to recognize a significant amount of other comprehensive loss in 2011 as a result of a decrease in discount rates and unfavorable investment return, a portion of which is being amortized as pension expense in 2012.

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At September 29, 2012, the Company estimated that approximately $9.3 million would be contributed to the Company's defined benefit pension plans in 2012, of which approximately $7.3 million was contributed through the nine months of 2012.

The Company’s unaudited net periodic benefit cost (income) for its defined benefit plans for the third quarter and nine months of 2012 and 2011 consists of the following components:

	For the third quarter of		For the nine months of
	2012	2011	2012	2011
	(Dollar amounts in millions)
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	1.9	2.1	5.6	6.4
Expected return on plan assets	(1.8)	(2.3)	(5.3)	(7.0)
Net amortization of actuarial loss	0.2	—	0.6	—
Net periodic benefit cost (income)	$0.4	$(0.1)	$1.2	$(0.3)

There were no periodic benefit costs for the Company's post-retirement health benefit plan for the third quarter and nine months of 2012 or 2011.

(L)	Exit and Disposal Activities

The Company has initiated various exit and disposal activities including, but not limited to, the following matters.

The Company is in the process of combining the operations of certain subsidiaries within the TECH segment in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth.  In connection with the combination, during the second quarter of 2012, the Company recorded approximately $2.2 million in costs to reduce inventory values for certain products to their expected net realizable amounts.  These costs were recorded to cost of products sold ("COGS").  Additionally, the Company recorded approximately $1.1 million and $1.4 million in severance and other costs to SG&A during the third quarter and nine months of 2012, respectively.  The Company anticipates recording additional expenses related to severance and other costs associated with this activity of approximately $4.0 million to $4.5 million through the remainder of 2012.

In 2011, management approved a plan to reduce costs and improve production efficiencies at Best, one of the Company's RESV subsidiaries, including transferring certain operations from Italy to Poland. During the nine months of 2012, the Company recorded expenses of approximately $0.1 million within COGS related to severance costs associated with this exit activity. During 2011, the Company recorded expenses of approximately $1.3 million (of which approximately $0.1 million and $0.6 million was recorded during the third quarter and nine months of 2011, respectively) within SG&A and $14.4 million (of which approximately $0.4 million and $1.7 million was recorded during the third quarter and nine months of 2011, respectively) within COGS related to severance and other costs arising from the implementation of this plan. As the Company continues to restructure Best, it is possible that additional expenses may be incurred.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

The following table sets forth the exit and disposal activity discussed above, and other less significant exit and disposal activities, for the nine months of 2012:

	Balance				Balance
	12/31/11	Provision	Payments	Other	9/29/12
	(Dollar amounts in millions)
Employee Separation Expenses:
SG&A	$0.5	$0.8	$(0.3)	$(0.4)	$0.6
COGS	11.0	0.2	(2.9)	0.3	8.6
Total Employee Separation Expenses	11.5	1.0	(3.2)	(0.1)	9.2

Other Costs and Expenses:
SG&A	0.2	0.6	(0.5)	—	0.3
COGS	—	3.2	(3.0)	0.9	1.1
Total Other Costs and Expenses	0.2	3.8	(3.5)	0.9	1.4

Total Restructuring Activity:
SG&A	0.7	1.4	(0.8)	(0.4)	0.9
COGS	11.0	3.4	(5.9)	1.2	9.7
	$11.7	$4.8	$(6.7)	$0.8	$10.6

Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other costs include expenses associated with asset write-downs, terminating other contractual arrangements, costs to prepare facilities for closure, and costs to move equipment and products to other facilities.

(M)	Guarantor Financial Statements

The Company's 10% Notes and 8.5% Notes, including the New 8.5% Notes, are guaranteed by each of the Company's current and future domestic subsidiaries that guarantee the Company's obligations under its senior secured credit facilities (the “Guarantors”). The Guarantors are wholly-owned, either directly or indirectly, by the Company and jointly and severally guarantee the Company's obligations under the 10% Notes and 8.5% Notes. None of the Company's foreign subsidiaries guarantee the 10% Notes or 8.5% Notes.

Consolidating balance sheets related to Nortek, the Guarantors and non-Guarantor subsidiaries as of September 29, 2012 and December 31, 2011 and the related consolidating statements of operations and comprehensive income for the third quarter and nine months of 2012 and 2011, and cash flows for the nine months of 2012 and 2011 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

Condensed Consolidating Balance Sheet as of September 29, 2012

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$85.6	$12.4	$32.7	$—	$130.7
Restricted cash	—	—	0.2	—	0.2
Accounts receivable, less allowances	—	212.0	68.0	—	280.0
Intercompany receivables (payables)	0.7	(35.2)	34.5	—	—
Inventories, net	—	196.3	78.4	(4.2)	270.5
Prepaid expenses	0.7	10.0	5.6	—	16.3
Other current assets	0.2	16.8	8.8	(3.5)	22.3
Prepaid income taxes	6.6	18.6	2.0	—	27.2
Total current assets	93.8	430.9	230.2	(7.7)	747.2

Property and Equipment, at Cost:
Total property and equipment, net	2.1	131.3	66.7	—	200.1

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,147.1	351.2	(50.9)	(1,447.4)	—
Goodwill	—	293.2	14.9	—	308.1
Intangible assets, less accumulated amortization	—	602.4	35.2	(11.4)	626.2
Other assets	26.4	16.8	0.6	—	43.8
Total other long-term assets	1,173.5	1,263.6	(0.2)	(1,458.8)	978.1
Total Assets	$1,269.4	$1,825.8	$296.7	$(1,466.5)	$1,925.4

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Notes payable and other short-term obligations	$—	$—	$0.6	$—	$0.6
Current maturities of long-term debt	3.7	2.2	0.2	—	6.1
Accounts payable	1.3	82.0	88.2	—	171.5
Accrued expenses and taxes, net	49.3	120.6	47.6	—	217.5
Total current liabilities	54.3	204.8	136.6	—	395.7

Other Liabilities:
Deferred income taxes	(22.5)	145.2	12.3	(2.9)	132.1
Other long-term liabilities	51.8	119.4	27.4	—	198.6
	29.3	264.6	39.7	(2.9)	330.7

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,078.9	13.2	—	—	1,092.1

Stockholders' investment (deficit)	106.9	1,343.2	120.4	(1,463.6)	106.9
Total Liabilities and Stockholders' Investment (Deficit)	$1,269.4	$1,825.8	$296.7	$(1,466.5)	$1,925.4

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

Condensed Consolidating Statement of Operations and Comprehensive Income
For the third quarter ended September 29, 2012

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$461.9	$178.6	$(83.1)	$557.4
Cost of products sold	—	328.9	152.2	(82.1)	399.0
Gross profit	—	133.0	26.4	(1.0)	158.4
Selling, general and administrative expense, net	11.5	81.8	20.3	—	113.6
Amortization of intangible assets	—	10.5	0.7	(0.2)	11.0
Operating (loss) earnings	(11.5)	40.7	5.4	(0.8)	33.8
Interest expense	(23.1)	(0.5)	(0.1)	—	(23.7)
Investment income	—	—	0.1	—	0.1
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(34.6)	40.2	5.4	(0.8)	10.2
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	44.8	(12.8)	11.8	(43.8)	—
Earnings (loss) before provision (benefit) for income taxes	10.2	27.4	17.2	(44.6)	10.2
Provision (benefit) for income taxes	5.5	7.7	4.1	(11.8)	5.5
Net earnings (loss)	$4.7	$19.7	$13.1	$(32.8)	$4.7

Comprehensive income (loss)	$7.0	$19.9	$15.2	$(35.1)	$7.0

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

Condensed Consolidating Statement of Operations and Comprehensive Income
For the third quarter ended October 1, 2011

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$446.0	$170.3	$(64.5)	$551.8
Cost of products sold	—	330.9	145.3	(66.6)	409.6
Gross profit	—	115.1	25.0	2.1	142.2
Selling, general and administrative expense, net	8.3	83.7	25.1	—	117.1
Amortization of intangible assets	—	10.2	0.9	—	11.1
Operating (loss) earnings	(8.3)	21.2	(1.0)	2.1	14.0
Interest expense	(23.8)	(0.5)	(0.3)	—	(24.6)
Investment income	—	—	—	—	—
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(32.1)	20.7	(1.3)	2.1	(10.6)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	21.5	(17.7)	(0.1)	(3.7)	—
(Loss) earnings before (benefit) provision for income taxes	(10.6)	3.0	(1.4)	(1.6)	(10.6)
(Benefit) provision for income taxes	(8.5)	6.8	(2.0)	(4.8)	(8.5)
Net (loss) earnings	$(2.1)	$(3.8)	$0.6	$3.2	$(2.1)

Comprehensive (loss) income	$(6.3)	$(3.8)	$(3.4)	$7.2	$(6.3)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

Condensed Consolidating Statement of Operations and Comprehensive Income
For the first nine months ended September 29, 2012

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$1,392.1	$543.0	$(239.2)	$1,695.9
Cost of products sold	—	985.9	458.0	(236.2)	1,207.7
Gross profit	—	406.2	85.0	(3.0)	488.2
Selling, general and administrative expense, net	29.4	250.6	62.8	—	342.8
Amortization of intangible assets	—	31.1	2.1	(0.2)	33.0
Operating (loss) earnings	(29.4)	124.5	20.1	(2.8)	112.4
Interest expense	(70.1)	(1.7)	(0.4)	—	(72.2)
Investment income	—	—	0.2	—	0.2
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(99.5)	122.8	19.9	(2.8)	40.4
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	139.9	(42.1)	12.0	(109.8)	—
Earnings (loss) before provision (benefit) for income taxes	40.4	80.7	31.9	(112.6)	40.4
Provision (benefit) for income taxes	18.4	28.3	10.8	(39.1)	18.4
Net earnings (loss)	$22.0	$52.4	$21.1	$(73.5)	$22.0

Comprehensive income (loss)	$23.7	$52.6	$22.7	$(75.3)	$23.7

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

Condensed Consolidating Statement of Operations and Comprehensive Income
For the first nine months ended October 1, 2011

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$1,292.2	$531.8	$(218.7)	$1,605.3
Cost of products sold	—	940.2	459.2	(216.1)	1,183.3
Gross profit	—	352.0	72.6	(2.6)	422.0
Selling, general and administrative expense, net	30.2	252.4	68.8	—	351.4
Amortization of intangible assets	—	32.0	1.9	—	33.9
Operating (loss) earnings	(30.2)	67.6	1.9	(2.6)	36.7
Interest expense	(78.8)	(1.4)	(0.8)	—	(81.0)
Loss from debt retirement	(33.8)	—	—	—	(33.8)
Investment income	—	—	0.1	—	0.1
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(142.8)	66.2	1.2	(2.6)	(78.0)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	64.8	(52.1)	—	(12.7)	—
(Loss) earnings before (benefit) provision for income taxes	(78.0)	14.1	1.2	(15.3)	(78.0)
(Benefit) provision for income taxes	(22.9)	9.7	8.1	(17.8)	(22.9)
Net (loss) earnings	$(55.1)	$4.4	$(6.9)	$2.5	$(55.1)

Comprehensive (loss) income	$(56.1)	$4.4	$(8.1)	$3.7	$(56.1)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

Condensed Consolidating Cash Flow Statement
For the first nine months ended September 29, 2012

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(86.2)	$201.6	$22.5	$137.9
Cash Flows from investing activities:
Capital expenditures	(0.7)	(11.5)	(3.9)	(16.1)
Net cash paid for businesses acquired	(2.6)	—	—	(2.6)
Investment in joint venture	—	6.5	(6.5)	—
Proceeds from the sale of property and equipment	—	2.4	0.1	2.5
Change in restricted cash and marketable securities	0.1	0.1	—	0.2
Other, net	0.1	0.2	0.2	0.5
Net cash used in investing activities	(3.1)	(2.3)	(10.1)	(15.5)

Cash Flows from financing activities:
Increase in borrowings	30.0	—	3.5	33.5
Payment of borrowings	(57.6)	(1.8)	(22.6)	(82.0)
Fees paid in connection with debt facilities	(1.3)	—	—	(1.3)
Exercise of stock options	0.2	—	—	0.2
Payment of minimum withholding taxes in connection with vesting of restricted stock	(0.2)	—	—	(0.2)
Long-term intercompany advances and loans	186.1	(194.4)	8.3	—
Other, net	(0.1)	—	—	(0.1)
Net cash provided by (used in) financing activities	157.1	(196.2)	(10.8)	(49.9)
Net change in unrestricted cash and cash equivalents	67.8	3.1	1.6	72.5
Unrestricted cash and cash equivalents at the beginning of the period	17.8	9.3	31.1	58.2
Unrestricted cash and cash equivalents at the end of the period	$85.6	$12.4	$32.7	$130.7

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 29, 2012 AND OCTOBER 1, 2011

Condensed Consolidating Cash Flow Statement
For the first nine months ended October 1, 2011

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(72.9)	$97.3	$9.4	$33.8
Cash Flows from investing activities:
Capital expenditures	(0.1)	(10.9)	(2.9)	(13.9)
Net cash paid for businesses acquired	(5.8)	(25.1)	—	(30.9)
Investment in joint venture	—	(5.3)	—	(5.3)
Proceeds from the sale of property and equipment	0.1	0.5	—	0.6
Change in restricted cash and marketable securities	—	0.2	—	0.2
Other, net	—	0.2	—	0.2
Net cash used in investing activities	(5.8)	(40.4)	(2.9)	(49.1)

Cash Flows from financing activities:
Increase in borrowings	50.0	5.3	25.3	80.6
Payment of borrowings	(66.8)	(5.2)	(27.3)	(99.3)
Sale of the 8.5% Senior Notes due 2021	500.0	—	—	500.0
Net proceeds from borrowings under the Term Loan Facility	348.2	—	—	348.2
Redemption of the 11% Senior Secured Notes due 2013	(753.3)	—	—	(753.3)
Fees paid in connection with debt facilities	(58.7)	—	—	(58.7)
Payment of minimum withholding taxes in connection with vesting of restricted stock	(2.7)	—	—	(2.7)
Long-term intercompany advances and loans	68.9	(68.9)	—	—
Net cash provided by (used in) financing activities	85.6	(68.8)	(2.0)	14.8
Net change in unrestricted cash and cash equivalents	6.9	(11.9)	4.5	(0.5)
Unrestricted cash and cash equivalents at the beginning of the period	16.0	21.3	20.4	57.7
Unrestricted cash and cash equivalents at the end of the period	$22.9	$9.4	$24.9	$57.2

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In this section, we discuss and analyze the results of operations and financial condition of Nortek, Inc. and its wholly-owned subsidiaries. In addition to historical information, we also make statements relating to the future, called “forward-looking” statements, which are provided under the “safe harbor” protection of the U.S. Private Securities Litigation Reform Act of 1995. When used in this discussion and throughout this document, words, such as “intends”, “plans”, “estimates”, “believes”, “anticipates” and “expects” or similar expressions are intended to identify forward-looking statements. These statements are based on our current plans and expectations and involve risks and uncertainties, over which we have no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.  Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 ("2011 Form 10-K") and the October 2012 8-K (as defined below). In particular, important factors that could cause actual future activities and operating results to differ include availability and cost of certain raw materials (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood, and aluminum) and purchased components, freight costs, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment levels, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, prices, and product and warranty liability claims.  Other factors are discussed under “- Industry Overview” and “- Outlook”.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Readers are also urged to carefully review and consider the various disclosures made by us in this document, as well as our 2011 Form 10-K and periodic reports filed with the Securities and Exchange Commission ("SEC"), including the Current Report on Form 8-K filed with the SEC on October 15, 2012 which updates Items 1, 1A, 2, 6, 7, 7A, 8 and 15 of the 2011 Form 10-K ("October 2012 8-K").

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

Through these segments we manufacture and sell, primarily in the United States, Canada, and Europe, with additional manufacturing in China, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

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

Basis of Presentation

We operate on a calendar year, and for our interim periods, operate on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended September 29, 2012 (“third quarter of 2012”) and October 1, 2011 (“third quarter of 2011”) each include 91 days. The first nine months ended September 29, 2012 ("nine months of 2012") and October 1, 2011 ("nine months of 2011") include 273 days and 274 days, respectively.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

Further detail regarding our other critical accounting policies can be found in the consolidated financial statements and the notes included in our 2011 Form 10-K and October 2012 8-K as filed with the SEC.

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

Changes in key industry activity affecting our businesses in the United States for the third quarter and nine months of 2012, the fourth quarter of 2011, and the full year of 2011 as compared to the prior year periods were as follows:

		% Increase (Decrease)
	Source of	3rd Quarter	9 months	4th Quarter	Full Year
	Data	2012	2012	2011	2011
Private residential construction spending	1	22%	14%	6%	(1)%
Total housing starts	1	28%	27%	24%	4%
New home sales	1	26%	23%	9%	(5)%
Existing home sales	2	9%	8%	7%	2%
Residential improvement spending	1	18%	8%	6%	2%
Central air conditioning and heat pump shipments	3	2%	(1)%	(16)%	7%
Gas furnace shipments	3	4%	(1)%	(14)%	(10)%
Private non-residential construction spending	1	10%	18%	5%	(1)%
Manufactured housing shipments	4	1%	13%	45%	3%
Residential fixed investment spending	5	14%	11%	4%	(1)%

Source of data:

(1)	U.S. Census Bureau

(2)	National Association of Realtors

(3)	Air Conditioning and Refrigeration Institute

(4)	Institute for Building Technology and Safety

(5)	U.S. Bureau of Economic Analysis

In addition, according to the Canada Mortgage and Housing Corporation, Canadian housing starts increased approximately 9% and 14% in the third quarter and nine months of 2012 as compared to the third quarter and nine months of 2011, respectively, increased approximately 11% in the fourth quarter of 2011 as compared to the fourth quarter of 2010 and increased approximately 2% for the full year of 2011 as compared to the full year of 2010.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

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

Outlook

For the remainder of 2012, we expect activity in the residential and non-residential construction markets to be slightly up from the levels we experienced in 2011. During the nine months of 2012, U.S. housing starts, as well as new and existing home sales, were up as compared to the nine months of 2011. We believe, however, that it is premature to conclude that a sustainable housing recovery is under way as the United States and certain other countries still face relatively high unemployment levels, stricter mortgage lending practices, and elevated housing inventories (with foreclosures representing an increasing share of such inventory). These factors are likely to continue weighing on housing starts, housing prices, and sales of new and existing homes.

In addition, overall weak economic conditions such as high unemployment and weak consumer confidence, are having a continued impact on the demand for remodeling and replacement in our markets.

Lastly, leading indicators for the non-residential construction market show that activity may slow down in the latter part of this year and continue into early 2013.

All of this leads us to continued conservatism in the way we plan to operate our business for the remainder of 2012 and going forward into 2013. We will continue to closely manage our expenses and cash flow while making the investments necessary to further improve our manufacturing, introduce new products, and deliver superior service to our customers.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

Results of Operations
Our consolidated operating results for the third quarter of 2012 and 2011 were as follows:

	For the third quarter of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$557.4	100.0%	$551.8	100.0%	$5.6	N/A %

Cost of products sold ("COGS"):
Material costs	272.0	48.8	273.6	49.6	(1.6)	(0.8)
Labor costs	29.7	5.3	30.5	5.5	(0.8)	(0.2)
Overhead costs	97.3	17.5	105.5	19.1	(8.2)	(1.6)
Total COGS	399.0	71.6	409.6	74.2	(10.6)	(2.6)
Gross profit	158.4	28.4	142.2	25.8	16.2	2.6
Selling, general & administrative expense, net ("SG&A")	113.6	20.4	117.1	21.2	(3.5)	(0.8)
Amortization of intangible assets	11.0	2.0	11.1	2.0	(0.1)	—
Operating earnings	33.8	6.0	14.0	2.6	19.8	3.4
Interest expense	(23.7)	(4.2)	(24.6)	(4.5)	0.9	0.3
Investment income	0.1	—	—	—	0.1	—
Earnings (loss) before provision (benefit) for income taxes	10.2	1.8	(10.6)	(1.9)	20.8	3.7
Provision (benefit) for income taxes	5.5	1.0	(8.5)	(1.5)	14.0	2.5
Net earnings (loss)	$4.7	0.8%	$(2.1)	(0.4)%	$6.8	1.2%

Depreciation and amortization	$21.7	3.9%	$21.4	3.9%	$0.3	—%

Net sales and operating earnings by segment for the third quarter of 2012 and 2011 were as follows:

	Net Sales				Operating Earnings (Loss)
	Third Quarter of		Change		Third Quarter of		Change
	2012	2011	$	%	2012	2011	$	%
	(Dollar amounts in millions)

RESV	$145.4	$146.5	$(1.1)	(0.8)%	$18.5	$4.1	$14.4	* %
TECH	121.9	125.3	(3.4)	(2.7)	7.6	5.9	1.7	28.8
DMS	72.0	70.8	1.2	1.7	9.7	7.7	2.0	26.0
RHC	101.4	98.0	3.4	3.5	3.1	—	3.1	*
CAS	116.7	111.2	5.5	4.9	6.1	4.9	1.2	24.5
	$557.4	$551.8	$5.6	1.0%	45.0	22.6	22.4	99.1
Executive severance					—	(0.2)	0.2	100.0
Unallocated					(11.2)	(8.4)	(2.8)	(33.3)
					$33.8	$14.0	$19.8	* %

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

Our consolidated operating results for the nine months of 2012 and 2011 were as follows:

	Nine Months of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$1,695.9	100.0%	$1,605.3	100.0%	$90.6	N/A %

COGS:
Material costs	805.4	47.5	781.2	48.6	24.2	(1.1)
Labor costs	97.3	5.7	92.7	5.8	4.6	(0.1)
Overhead costs	305.0	18.0	309.4	19.3	(4.4)	(1.3)
Total COGS	1,207.7	71.2	1,183.3	73.7	24.4	(2.5)
Gross profit	488.2	28.8	422.0	26.3	66.2	2.5
SG&A	342.8	20.2	351.4	21.9	(8.6)	(1.7)
Amortization of intangible assets	33.0	2.0	33.9	2.1	(0.9)	(0.1)
Operating earnings	112.4	6.6	36.7	2.3	75.7	4.3
Interest expense	(72.2)	(4.2)	(81.0)	(5.0)	8.8	0.8
Loss from debt retirement	—	—	(33.8)	(2.1)	33.8	2.1
Investment income	0.2	—	0.1	—	0.1	—
Earnings (loss) before provision (benefit) for income taxes	40.4	2.4	(78.0)	(4.8)	118.4	7.2
Provision (benefit) for income taxes	18.4	1.1	(22.9)	(1.4)	41.3	2.5
Net earnings (loss)	$22.0	1.3%	$(55.1)	(3.4)%	$77.1	4.7%

Depreciation and amortization	$62.7	3.7%	$71.8	4.5%	$(9.1)	(0.8)%

Net sales and operating earnings by segment for the nine months of 2012 and 2011 were as follows:

	Net Sales				Operating Earnings (Loss)
	Nine Months of		Change		Nine Months of		Change
	2012	2011	$	%	2012	2011	$	%
	(Dollar amounts in millions)

RESV	$446.2	$447.9	$(1.7)	(0.4)%	$54.7	$22.9	$31.8	* %
TECH	321.6	328.2	(6.6)	(2.0)	9.9	21.3	(11.4)	(53.5)
DMS	211.9	205.8	6.1	3.0	23.8	13.0	10.8	83.1
RHC	308.5	306.7	1.8	0.6	11.4	4.7	6.7	*
CAS	407.7	316.7	91.0	28.7	41.8	5.1	36.7	*
	$1,695.9	$1,605.3	$90.6	5.6%	141.6	67.0	74.6	*
Executive severance					—	(8.7)	8.7	100.0
Unallocated					(29.2)	(21.6)	(7.6)	(35.2)
					$112.4	$36.7	$75.7	* %

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

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

RESV Segment

The operating results for the RESV segment for the third quarter of 2012 and 2011 were as follows:

	For the third quarter of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$145.4	100.0%	$146.5	100.0%	$(1.1)	N/A %

COGS:
Material costs	61.8	42.5	66.1	45.1	(4.3)	(2.6)
Labor costs	8.0	5.5	8.7	6.0	(0.7)	(0.5)
Overhead costs	28.5	19.6	34.3	23.4	(5.8)	(3.8)
Total COGS	98.3	67.6	109.1	74.5	(10.8)	(6.9)
Gross Profit	47.1	32.4	37.4	25.5	9.7	6.9
SG&A	24.8	17.1	29.5	20.1	(4.7)	(3.0)
Amortization of intangible assets	3.8	2.6	3.8	2.6	—	—
Operating earnings	$18.5	12.7%	$4.1	2.8%	$14.4	9.9%

Depreciation and amortization	$7.7	5.3%	$7.2	4.9%	$0.5	0.4%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

The operating results for the RESV segment for the nine months of 2012 and 2011 were as follows:

	Nine Months of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$446.2	100.0%	$447.9	100.0%	$(1.7)	N/A %

COGS:
Material costs	188.0	42.1	197.0	44.0	(9.0)	(1.9)
Labor costs	25.6	5.7	28.5	6.4	(2.9)	(0.7)
Overhead costs	91.8	20.6	105.3	23.5	(13.5)	(2.9)
Total COGS	305.4	68.4	330.8	73.9	(25.4)	(5.5)
Gross Profit	140.8	31.6	117.1	26.1	23.7	5.5
SG&A	74.7	16.7	82.8	18.5	(8.1)	(1.8)
Amortization of intangible assets	11.4	2.6	11.4	2.5	—	0.1
Operating earnings	$54.7	12.3%	$22.9	5.1%	$31.8	7.2%

Depreciation and amortization	$22.1	5.0%	$21.6	4.8%	$0.5	0.2%

Net sales in the RESV segment for the third quarter and nine months of 2012 reflect a decrease of approximately $1.1 million and $1.7 million, respectively, from the same periods of 2011. These decreases in net sales in the third quarter and nine months of 2012 are primarily attributable to volume/mix decreases of approximately $1.9 million and $3.3 million, respectively, decreases related to the effects of foreign exchange rates of approximately $1.5 million and $6.2 million, respectively, partially offset by improved pricing of approximately $2.2 million and $6.9 million, respectively. Excluding the effect of changes in foreign currency exchange rates, net sales in the RESV segment for the third quarter and nine months of 2012 increased approximately $0.4 million and $4.5 million, respectively, as compared to the same periods of 2011. Excluding the effect of changes in foreign currency exchange rates, North American sales in the third quarter and nine months of 2012 increased approximately $6.4 million and $16.9 million, respectively, while net sales for the segment's European range hood business declined approximately $6.4 million and $13.3 million, respectively. The increases in North American sales are primarily attributable to increases in U.S. sales of approximately $6.1 million and $14.6 million, respectively, and increases in Canadian sales of approximately $0.3 million and $2.3 million, respectively. Price increases and industry wide increases in new housing starts, new and existing home sales, as well as residential construction and investment spending, during the third quarter and nine months of 2012 as compared to the same periods of 2011, contributed to the overall increase in sales during the periods. The decline in the European range hood business is primarily attributable to the discontinuation of low margin business.

The decrease in the percentage of COGS to net sales in the third quarter and nine months of 2012 primarily reflects a decrease in product liability expense of approximately $6.9 million (or approximately $0.30 per basic share) and $13.7 million (or approximately $0.60 per basic share), respectively, as compared to the same periods of 2011 as a result of favorable claims settlement during 2012. In the fourth quarter of 2011, this segment had approximately $7.9 million lower product liability expense than the fourth quarter of 2010 as a result of the favorable settlement of claims. The impact of increased sales prices, the effect of changes in product mix and decreased material costs also contributed to the decrease in COGS as a percentage of net sales during the third quarter and nine months of 2012. This decrease in material costs is primarily related to favorable pricing and product mix change. COGS for the third quarter and nine months of 2012 also includes a decrease of approximately $1.6 million and $5.7 million, respectively, related to the effect of changes in foreign currency exchange rates. During the third quarter and nine months of 2011, COGS includes approximately $0.5 million (or approximately $0.03 per basic share) and $2.0 million (or approximately $0.13 per basic share), respectively, of severance and other charges related to exit and disposal activities.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

The decrease in SG&A as a percentage of net sales for the third quarter and nine months of 2012 is primarily attributable to cost reduction measures implemented at the RESV's European subsidiary serving the kitchen range hood market in conjunction with the Company's overall plan to reduce costs and improve production efficiencies at the subsidiary. SG&A for the third quarter and nine months of 2012 includes a decrease in net foreign exchange losses of approximately $4.8 million and $4.0 million, respectively, related to transactions, including intercompany debt not indefinitely invested in the Company's subsidiaries. During the nine months of 2011, SG&A includes approximately $1.5 million (or approximately $0.10 per basic share) of severance and other charges related to exit and disposal activities.

TECH Segment

The operating results for the TECH segment for the third quarter of 2012 and 2011 were as follows:

	Third Quarter of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$121.9	100.0%	$125.3	100.0%	$(3.4)	N/A %

COGS:
Material costs	67.7	55.5	66.3	52.9	1.4	2.6
Labor costs	1.3	1.1	0.9	0.7	0.4	0.4
Overhead costs	11.0	9.0	16.0	12.8	(5.0)	(3.8)
Total COGS	80.0	65.6	83.2	66.4	(3.2)	(0.8)
Gross Profit	41.9	34.4	42.1	33.6	(0.2)	0.8
SG&A	31.8	26.1	33.6	26.8	(1.8)	(0.7)
Amortization of intangible assets	2.5	2.1	2.6	2.1	(0.1)	—
Operating earnings	$7.6	6.2%	$5.9	4.7%	$1.7	1.5%

Depreciation and amortization	$3.6	3.0%	$4.0	3.2%	$(0.4)	(0.2)%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

The operating results for the TECH segment for the nine months of 2012 and 2011 were as follows:

	Nine Months of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$321.6	100.0%	$328.2	100.0%	$(6.6)	N/A %

COGS:
Material costs	166.4	51.7	162.6	49.5	3.8	2.2
Labor costs	3.3	1.0	2.9	0.9	0.4	0.1
Overhead costs	38.5	12.0	35.4	10.8	3.1	1.2
Total COGS	208.2	64.7	200.9	61.2	7.3	3.5
Gross Profit	113.4	35.3	127.3	38.8	(13.9)	(3.5)
SG&A	95.9	29.8	98.6	30.0	(2.7)	(0.2)
Amortization of intangible assets	7.6	2.4	7.4	2.3	0.2	0.1
Operating earnings	$9.9	3.1%	$21.3	6.5%	$(11.4)	(3.4)%

Depreciation and amortization	$11.0	3.4%	$11.5	3.5%	$(0.5)	(0.1)%

The decrease in net sales for the third quarter and nine months of 2012 is primarily attributable to a decrease in volume related to a certain customer of approximately $2.6 million and $11.7 million, respectively (see "Liquidity and Capital Resources - Risks and Uncertainties"). This decrease was partially offset by increased sales related to the impact of prior year acquisitions of approximately $6.1 million during the nine months of 2012.

We are in the process of combining the operations of certain subsidiaries within the segment in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth.  We expect that the combination of these companies will not only result in meaningful cost savings and efficiencies, but will also provide potential for improved customer focus as sales teams and marketing resources can be concentrated to support a smaller portfolio of products. In connection with the combination of these businesses, management has identified certain products that are either redundant or not competitive and, therefore, will be discontinued. Cost of goods sold in the nine months of 2012 includes approximately $2.2 million (or approximately $0.10 per basic share) in costs to reduce inventory values for these products to their expected net realizable amounts. In addition, SG&A in the third quarter and nine months of 2012 includes approximately $1.1 million (or approximately $0.05 per basic share) and $1.4 million (or approximately $0.06 per basic share), respectively, of severance and other costs for individuals whose positions have been eliminated in connection with the combination. We anticipate recording approximately $4.0 million to $4.5 million of additional expenses comprised principally of the costs to vacate certain redundant premises and additional severance costs for positions to be eliminated through the remainder of 2012.

COGS in the nine months of 2012 includes a charge of approximately $3.7 million (or approximately $0.16 per basic share), relating to the decision to discontinue development of a certain new product. Customer interest in this product as it is currently designed has been less than anticipated, and we believe that significant additional investments would be necessary for this product to receive a satisfactory level of market acceptance. Furthermore, a similar product offered in the TECH segment is production-ready and has achieved greater market approval, leading us to cancel the development and liquidate remaining inventories for the competing product line. The charge is comprised of reserves to reduce remaining inventories to their net realizable value, estimated costs to cancel open purchase orders, costs of products expected to be returned, and the accelerated depreciation of tooling equipment.

COGS for the nine months of 2012 also includes approximately $2.4 million related to acquisitions made in 2011, and for the third quarter of 2011, includes approximately $5.3 million (or approximately $0.18 per basic share) of additional warranty expense

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

primarily related to a certain security customer. As noted in the above table, the percentage of COGS to net sales increased for the nine months of 2012, primarily as a result of an increase in material and overhead costs as a percentage of net sales. This increase in overhead costs primarily relates to the items discussed above, coupled with a decrease in net sales without a proportionate decrease in costs due to the fixed nature of certain overhead costs.

The decrease in SG&A as a percentage of net sales for the third quarter and nine months of 2012 is primarily the result of cost reductions associated with combining the operations of certain subsidiaries within the segment. The impact of prior year acquisitions contributed approximately $3.4 million to SG&A during the nine months of 2012, and in the nine months of 2011, SG&A includes approximately $1.0 million (or approximately $0.03 per basic share) of severance and other charges relate to exit and disposal activities.

DMS Segment

The operating results for the DMS segment for the third quarter of 2012 and 2011 were as follows:

	Third Quarter of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$72.0	100.0%	$70.8	100.0%	$1.2	N/A %

COGS:
Material costs	31.1	43.2	32.2	45.5	(1.1)	(2.3)
Labor costs	1.2	1.7	1.0	1.4	0.2	0.3
Overhead costs	12.1	16.8	12.2	17.2	(0.1)	(0.4)
Total COGS	44.4	61.7	45.4	64.1	(1.0)	(2.4)
Gross Profit	27.6	38.3	25.4	35.9	2.2	2.4
SG&A	14.9	20.7	14.8	20.9	0.1	(0.2)
Amortization of intangible assets	3.0	4.1	2.9	4.1	0.1	—
Operating earnings	$9.7	13.5%	$7.7	10.9%	$2.0	2.6%

Depreciation and amortization	$4.2	5.8%	$3.9	5.5%	$0.3	0.3%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

The operating results for the DMS segment for the nine months of 2012 and 2011 were as follows:

	Nine Months of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$211.9	100.0%	$205.8	100.0%	$6.1	N/A %

COGS:
Material costs	92.4	43.6	93.5	45.4	(1.1)	(1.8)
Labor costs	3.3	1.6	3.2	1.6	0.1	—
Overhead costs	38.3	18.1	40.6	19.7	(2.3)	(1.6)
Total COGS	134.0	63.3	137.3	66.7	(3.3)	(3.4)
Gross Profit	77.9	36.7	68.5	33.3	9.4	3.4
SG&A	45.2	21.3	45.5	22.1	(0.3)	(0.8)
Amortization of intangible assets	8.9	4.2	10.0	4.9	(1.1)	(0.7)
Operating earnings	$23.8	11.2%	$13.0	6.3%	$10.8	4.9%

Depreciation and amortization	$12.4	5.9%	$20.0	9.7%	$(7.6)	(3.8)%

As noted above, the DMS segment was previously reported as part of the TECH segment. Prior periods have been restated to conform to the current year presentation.

Net sales in the DMS segment increased approximately $1.2 million and $6.1 million during the third quarter and nine months of 2012, respectively. This increase is attributable to increased sales volume of the segment's branded products primarily in the Americas and Asia Pacific regions, while Europe sales were relatively flat. In addition, direct sales to original equipment manufacturer ("OEM") customers were higher due to sales of new products and increased volume of existing products. These increases were partially offset by the planned withdrawal from low-margin OEM indirect business.

As noted in the above table, COGS as a percentage of net sales decreased in the third quarter and nine months of 2012, as compared to the corresponding 2011 periods. COGS for the nine months of 2011 (specifically the first quarter of 2011) includes approximately $7.3 million (or approximately $0.25 per basic share) of non-cash charges related to the amortization of fair value allocated to inventory (which is included in depreciation and amortization expense) with no corresponding charge in the nine months of 2012. The decrease in COGS as a percentage of net sales during the nine months of 2012 is primarily the result of this charge in 2011. The remaining change in COGS as a percentage of net sales for the third quarter and nine months of 2012 is primarily due to a decrease in material costs as a percentage of net sales due, in part, to changes in the relative mix of products sold.

The decrease in SG&A as a percentage of net sales is primarily the result of cost reductions related to synergies arising from the combination of two companies within this segment.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

RHC Segment

The operating results for the RHC segment for the third quarter of 2012 and 2011 were as follows:

	Third Quarter of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$101.4	100.0%	$98.0	100.0%	$3.4	N/A %

COGS:
Material costs	61.3	60.4	61.7	63.0	(0.4)	(2.6)
Labor costs	3.3	3.3	3.3	3.3	—	—
Overhead costs	20.8	20.5	19.0	19.4	1.8	1.1
Total COGS	85.4	84.2	84.0	85.7	1.4	(1.5)
Gross Profit	16.0	15.8	14.0	14.3	2.0	1.5
SG&A	12.6	12.4	13.8	14.1	(1.2)	(1.7)
Amortization of intangible assets	0.3	0.3	0.2	0.2	0.1	0.1
Operating earnings	$3.1	3.1%	$—	—%	$3.1	3.1%

Depreciation and amortization	$3.2	3.2%	$3.0	3.1%	$0.2	0.1%

The operating results for the RHC segment for the nine months of 2012 and 2011 were as follows:

	Nine Months of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$308.5	100.0%	$306.7	100.0%	$1.8	N/A %

COGS:
Material costs	188.9	61.2	191.8	62.5	(2.9)	(1.3)
Labor costs	10.1	3.3	10.4	3.4	(0.3)	(0.1)
Overhead costs	57.5	18.6	57.9	18.9	(0.4)	(0.3)
Total COGS	256.5	83.1	260.1	84.8	(3.6)	(1.7)
Gross Profit	52.0	16.9	46.6	15.2	5.4	1.7
SG&A	39.9	13.0	41.3	13.5	(1.4)	(0.5)
Amortization of intangible assets	0.7	0.2	0.6	0.2	0.1	—
Operating earnings	$11.4	3.7%	$4.7	1.5%	$6.7	2.2%

Depreciation and amortization	$8.3	2.7%	$9.3	3.0%	$(1.0)	(0.3)%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

The increase in net sales for the third quarter and nine months of 2012 is primarily the result of additional private label sales to a specific customer during 2012, the effect of increased sales prices effective June 15, 2011, ongoing efforts to attract new customers, introduction of new products, and the addition of several new distribution customers. These increases were partially offset by lower demand due to overall economic conditions and depressed central air conditioning and heat pump shipments, the mild winter weather experienced over much of the country during the first quarter of 2012, and an increase in first quarter 2011 sales to certain customers serving the residential site-built market for use as replacement products, among others.

The decrease in COGS as a percentage of net sales is primarily the result of a decrease in material costs as a percentage of net sales. The decrease in material costs as a percentage of net sales is primarily the result of engineered product cost reductions, lower prices related to the purchase of steel, copper, and aluminum, as well as increased sales prices as discussed previously. Overhead and other COGS for the third quarter and nine months of 2012 includes a decrease of approximately $0.4 million and $1.9 million, respectively, of depreciation expense. Excluding this decrease, the increase in overhead and other costs as a percentage of net sales is primarily the result of higher warranty costs in the third quarter and higher freight costs, partially offset by improved operational efficiencies and an increase in net sales without a proportionate increase in costs due to the fixed nature of certain overhead costs.

The decrease in SG&A as a percentage of net sales for the third quarter and nine months of 2012 is primarily due to a decrease in product liability expense of approximately $1.2 million (or approximately $0.05 per basic share) and $1.5 million (or approximately $0.07 per basic share), respectively, as compared to the same periods of 2011 as a result of favorable claims settlement during 2012.

CAS Segment

The operating results for the CAS segment for the third quarter of 2012 and 2011 were as follows:

	Third Quarter of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$116.7	100.0%	$111.2	100.0%	$5.5	N/A %

COGS:
Material costs	50.1	42.9	47.3	42.5	2.8	0.4
Labor costs	15.9	13.6	16.6	14.9	(0.7)	(1.3)
Overhead costs	24.9	21.4	24.0	21.6	0.9	(0.2)
Total COGS	90.9	77.9	87.9	79.0	3.0	(1.1)
Gross Profit	25.8	22.1	23.3	21.0	2.5	1.1
SG&A	18.3	15.7	16.8	15.1	1.5	0.6
Amortization of intangible assets	1.4	1.2	1.6	1.5	(0.2)	(0.3)
Operating earnings	$6.1	5.2%	$4.9	4.4%	$1.2	0.8%

Depreciation and amortization	$2.9	2.5%	$3.2	2.9%	$(0.3)	(0.4)%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

The operating results for the CAS segment for the nine months of 2012 and 2011 were as follows:

	Nine Months of
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$407.7	100.0%	$316.7	100.0%	$91.0	N/A %

COGS:
Material costs	169.7	41.6	136.3	43.0	33.4	(1.4)
Labor costs	55.0	13.5	47.7	15.1	7.3	(1.6)
Overhead costs	78.9	19.4	70.2	22.2	8.7	(2.8)
Total COGS	303.6	74.5	254.2	80.3	49.4	(5.8)
Gross Profit	104.1	25.5	62.5	19.7	41.6	5.8
SG&A	57.9	14.2	52.9	16.7	5.0	(2.5)
Amortization of intangible assets	4.4	1.0	4.5	1.4	(0.1)	(0.4)
Operating earnings	$41.8	10.3%	$5.1	1.6%	$36.7	8.7%

Depreciation and amortization	$8.8	2.2%	$9.2	2.9%	$(0.4)	(0.7)%

Net sales in the CAS segment for the nine months of 2012 reflect a decrease of approximately $2.7 million attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the CAS segment for the third quarter and nine months of 2012 increased approximately $5.5 million and $93.7 million, respectively.  This increase in net sales is primarily the result of increased shipment levels of air handlers, clean room equipment and packaged equipment in the U.S. market.  Backlog for CAS products expected to be filled within the next twelve months was approximately $206.2 million at September 29, 2012, approximately $260.0 million at December 31, 2011 and approximately $246.2 million at October 1, 2011.  This decrease in backlog since December 31, 2011 is the result of the fulfillment of orders in process at the end of 2011 and was expected due to several large orders placed in 2011 that are not expected to be repeated in 2012, coupled with a slowdown in the incoming order rate reflecting a slower non-residential construction market since the beginning of the year.

The decrease in COGS as a percentage of net sales for the third quarter and nine months of 2012 primarily reflects a decrease in labor costs as a percentage of net sales, and in the nine months of 2012, also reflects a decrease in material and overhead costs as a percentage of net sales. The decrease in labor costs as a percentage of net sales primarily reflects improved efficiencies and a slight change in mix to higher margin products. The decrease in overhead and other costs as a percentage of net sales for the nine months of 2012 is primarily due to higher sales volume without a proportionate increase in overhead, as well as product and process improvements made at several companies. The decrease in material costs as a percentage of net sales in the nine months of 2012 is a result of a combination of changes in product mix and lower costs relating to the purchase of steel and copper, and reflects greater worldwide supplies of these materials resulting from the slowing international market. This decrease in material costs is expected to partially offset lower pricing in the remainder of 2012 and into 2013. COGS for the third quarter and nine months of 2012 also includes 1) costs of approximately $0.4 million (or approximately $0.02 per basic share) and $1.1 million (or approximately $0.05 per basic share), respectively, relating to the relocation of equipment to a new facility and 2) a decrease of approximately $0.1 million and $2.2 million, respectively, related to the effect of changes in foreign currency exchange rates.

The increase in SG&A as a percentage of net sales for the third quarter of 2012 is primarily due to the effect of an unfavorable change in net foreign exchange losses of approximately $1.0 million related to transactions, including intercompany debt not indefinitely invested in the Company's subsidiaries. The decrease in SG&A as a percentage of net sales for the nine months of 2012 is primarily due to an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

Unallocated

Operating Loss. Unallocated operating loss was approximately $11.2 million in the third quarter of 2012 as compared to approximately $8.6 million for the third quarter of 2011 and was approximately $29.2 million in the nine months of 2012 as compared to approximately $30.3 million for the nine months of 2011. Unallocated operating loss for the third quarter and nine months of 2011 included approximately $0.2 million and $8.7 million (or approximately $0.30 per basic share), respectively, of severance expense related to the retirement of a Company executive. The remaining increase was primarily related to higher management compensation expense, including non-cash equity based compensation expense, associated with our improved financial results, increased outside consulting fees relating to certain strategic reviews, and operational initiatives.

Interest Expense.  Interest expense decreased approximately $0.9 million, or approximately 3.7%, during the third quarter of 2012 as compared to the third quarter of 2011 and decreased approximately $8.8 million, or approximately 10.9%, during the nine months of 2012 as compared to the nine months of 2011.  This decrease is primarily due to the reduced weighted average interest rate of our outstanding debt as a result of the second quarter 2011 debt transactions noted in the paragraph below.

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

Provision (Benefit) for Income Taxes. The provision for income taxes for the third quarter of 2012 was approximately $5.5 million as compared to a benefit from income taxes of approximately $8.5 million for the third quarter of 2011. The provision for income taxes for the nine months of 2012 was approximately $18.4 million as compared to a benefit from income taxes of approximately $22.9 million for the nine months of 2011. Compared to the United States federal statutory rate of 35%, the effective income tax rate of approximately 45.5% for the nine months of 2012 reflects an increase in the valuation allowances related to certain deferred tax assets, state tax expense, and nondeductible expenses, partially offset by a decrease due to the effect of foreign operations. The effective income tax rate of a benefit of approximately 29.4% for the nine months of 2011 differs from the United States federal statutory rate of a benefit of 35% principally as a result of an increase in the valuation allowances related to deferred tax assets and the effect of foreign activities, partially offset by changes in the state income tax benefit, net of federal income tax effect.

Foreign Net Sales and Operating Earnings

Net sales and earnings derived from international markets are subject to economic, political, and currency risks, among others.

Foreign net sales, which are attributed based on the location of our subsidiary responsible for the sale, were approximately 19.4% and 21.7% of consolidated net sales for the third quarter of 2012 and 2011, respectively, and were approximately 20.7% and 22.0% of consolidated net sales for the nine months of 2012 and 2011, respectively.  Net sales from our Canadian subsidiaries were approximately 11.1% and 10.5% of consolidated net sales for the third quarter of 2012 and 2011, respectively, and were approximately 11.3% and 10.5% of consolidated net sales for the nine months of 2012 and 2011, respectively.  Net sales from our Canadian subsidiaries include net sales from the RESV and CAS segments.  Net sales from our European subsidiaries were approximately 5.9% and 7.7% of consolidated net sales for the third quarter of 2012 and 2011, respectively, and were approximately 7.0% and 7.9% of consolidated net sales for the nine months of 2012 and 2011, respectively.  Net sales from our European subsidiaries include net sales from the RESV, TECH, DMS, and CAS segments.

Operating earnings (loss) of foreign operations, consisting primarily of the results of operations of our Canadian and European subsidiaries, were approximately 12.8% and (2.1)% of consolidated operating earnings (before unallocated and corporate expenses) for the third quarter of 2012 and 2011, respectively, and were approximately 19.2% and 9.4% of consolidated operating earnings (before unallocated and corporate expenses) for the nine months of 2012 and 2011, respectively.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

Liquidity and Capital Resources

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments, and debt repayments. Our principal sources of liquidity are cash flows from operations, existing unrestricted cash and cash equivalents, and the use of borrowings under our $300.0 million senior secured asset-based revolving credit facility ("ABL Facility"). The indentures related to our 10% Senior Notes due 2018 (the "10% Notes") and 8.5% Notes, the credit agreements governing our ABL Facility and Term Loan Facility, and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions. See Note H, "Notes, Mortgage Notes and Obligations Payable" to the unaudited condensed consolidated financial statements included elsewhere herein and “- Debt Covenant Compliance” below.

There can be no assurance that we will generate sufficient cash flow from the operations of our subsidiaries, or that future financings will be available on acceptable terms or in amounts sufficient to enable us to service or refinance our indebtedness, or to make necessary capital expenditures.

Operational Improvement Initiatives

In order to create a foundation for growth and a sustainable competitive advantage, we have begun comprehensive operational improvement initiatives which are expected to identify opportunities to improve operations and implement efficiencies in various areas, such as supply chain and manufacturing. Examples of some of the areas that will be considered in these initiatives include, but are not limited to, determining services that can be center-led or shared among various subsidiaries and operating units, optimizing the global manufacturing footprint and logistical structure to ensure that capacity is located in areas where customer service can be maximized, optimizing supply sources to better leverage our purchasing effectiveness, and upgrading transaction processing systems to create more harmonization across the Company. It is expected that these initiatives, which will be completed over an approximate 12 to 24 month time frame, will allow our operating businesses to focus greater efforts and resources on product development, and marketing and sales. We currently believe the overall cost of these initiatives, which will include, for example, additions to staff with the necessary skill sets and experience in such projects, implementing new tools to improve management of resources (for example, a Human Resources Management system), and engaging consultants, will approximate $15 million to $20 million over its duration. While the economic benefits of such initiatives are not quantifiable at this point and will not begin to be realized until well after these initiatives have been established, management believes these initiatives will provide significant benefits in to the future.

Cash Flows

Our cash flows from operating, investing, and financing activities for the nine months of 2012 and 2011, as reflected in the unaudited condensed consolidated statement of cash flows included elsewhere herein, are summarized in the table below:

	2012	2011	Change
	(Dollar Amounts in millions)

Net cash provided by operating activities	$137.9	$33.8	$104.1
Net cash used in investing activities	(15.5)	(49.1)	33.6
Net cash (used in) provided by financing activities	(49.9)	14.8	(64.7)
Net change in unrestricted cash and cash equivalents	$72.5	$(0.5)	$73.0

The change in net cash provided by operating activities was primarily the result of an increase in net earnings (after the exclusion of non-cash items) of approximately $71.9 million combined with a decrease in changes in working capital of approximately $48.3 million, offset by a decrease in changes in other long-term assets and liabilities of approximately $16.1 million.

The decrease in net cash used in investing activities was primarily the result of a decrease in net cash paid for businesses acquired of approximately $28.3 million and an investment in a joint venture of approximately $5.3 million made during the first quarter

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

of 2011, partially offset by an increase in capital expenditures of approximately $2.2 million. Capital expenditures were approximately $16.1 million and $13.9 million for the nine months of 2012 and 2011, respectively.  Capital expenditures were approximately $21.1 million for the year ended December 31, 2011 and are expected to be between approximately $20.0 million and $25.0 million for 2012.

The change in net cash (used in) provided by financing activities is primarily the result of cash provided during the second quarter of 2011 relating to our senior notes transaction of approximately $36.2 million and a decrease in borrowings of approximately $47.1 million, partially offset by a decrease in payments relating to outstanding borrowings of approximately $17.3 million.

As discussed earlier, we generally use cash flows from operations and, where necessary, borrowings to finance our capital expenditures and strategic acquisitions, to meet the service requirements of existing indebtedness, and for working capital and other general corporate purposes.

Outstanding Indebtedness

We had consolidated debt at September 29, 2012 of approximately $1,098.8 million consisting of the following:

(Amounts in millions)
8.5% Notes, net of discount	$493.5
Term Loan Facility, net of discount	338.2
10% Notes	250.0
Long-term notes, mortgage notes and other indebtedness, net	16.5
Short-term bank obligations	0.6
$1,098.8

During the nine months of 2012, we had a net decrease in our debt of approximately $45.7 million resulting primarily from a net decrease in borrowings under our ABL Facility of approximately $42.0 million, quarterly payments related to the Term Loan Facility of approximately $2.6 million, and net payments relating to subsidiary debt of approximately $3.9 million.  The remaining increase of approximately $2.8 million relates to the effect of changes in foreign currency exchange rates, debt discount amortization and a non-cash addition related to capitalized leases. Our debt to equity ratio decreased from approximately 14.2:1 at December 31, 2011 to approximately 10.3:1 at September 29, 2012 primarily as a result of the net decrease in indebtedness as noted above and year to date earnings of approximately $22.0 million.

On June 13, 2012, we amended and extended our ABL Facility. The amendment lowers the interest rates and fees payable by Nortek and extends the maturity from December 17, 2015 to June 13, 2017. Additionally, certain provisions of the credit agreement have been amended to enhance Nortek's financial and operational flexibility. In conjunction with amending the ABL Facility, we incurred fees and expenses of approximately $1.3 million which have been included in deferred financing costs and will be recognized over the remaining term of the ABL Facility.

Fourth Quarter Debt Transactions

On October 18, 2012, we issued $235.0 million aggregate principal amount of 8.5% Senior Notes due 2021 (the “New 8.5% Notes”) at an issue price of 107.125% of principal, plus accrued interest from October 15, 2012. The New 8.5% Notes were offered as additional notes under the indenture pursuant to which we previously issued $500.0 million aggregate principal amount of 8.5% Senior Notes due 2021 (the "8.5% Notes"). The New 8.5% Notes have the same terms as the 8.5% Notes except that the New 8.5% Notes are subject to a separate registration rights agreement. Pursuant to the registration rights agreement with the initial purchasers of the New 8.5% Notes, we have agreed to file a registration statement with respect to an offer to exchange the New 8.5% Notes for registered notes with substantially similar terms on or before the 270th day after the issuance of the New 8.5% Notes, use our reasonable best efforts to cause such registration statement to become effective on or before the 360th day after the issuance date of the New 8.5% Notes, and use our reasonable best efforts to complete the exchange offer on or before the 390th day after the issuance of the New 8.5% Notes, or if required, file a shelf registration statement with respect to the New 8.5% Notes and use our reasonable best efforts to cause such shelf registration statement to become effective on or before the

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

480th day after the issuance of the New 8.5% Notes. If we are not in compliance with this obligation, special interest will accrue at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of the registration default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the special interest rate exceed 1.00% per annum.

We received approximately $251.7 million of gross proceeds in connection with the issuance of the New 8.5% Notes, which were used to pay down an equal amount of aggregate principal of our senior secured term loan with initial borrowings of $350.0 million and a final maturity in 2017 ("Term Loan Facility"). We used cash on hand to pay accrued interest of approximately $1.8 million related to the Term Loan Facility and to pay underwriting fees of approximately $3.8 million related to the issuance of the New 8.5% Notes. The remaining estimated $1.2 million of legal, accounting and other fees related to the issuance of the New 8.5% Notes have been or will be paid using cash on hand.

While we have not determined the accounting treatment for these transactions, the repayment of approximately $251.7 million aggregate principal amount of the Term Loan Facility could result in a pre-tax loss of up to approximately $7.4 million related to the elimination of $2.7 million of deferred debt costs and $4.7 million debt discount allocated to the repaid portion of the Term Loan Facility. Deferred debt costs of approximately $5.0 million related to the New 8.5% Notes will potentially be capitalized and amortized over the remaining life of the New 8.5% Notes; however, the final ownership of the New 8.5% Notes and the terms of the repayment of the Term Loan Facility may result in different treatment of deferred debt costs incurred as well as the original issue premium of approximately $16.7 million.

Contractual Obligations

We have entered into a number of operating lease obligations and purchase obligations, and have guaranteed certain obligations of these parties. As noted above, we amended and extended our ABL Facility during the second quarter of 2012 and during the fourth quarter of 2012, we issued additional 8.5% Notes and paid down our Term Loan Facility. The summary of our estimated future cash obligations for notes, mortgage notes and obligations payable, and interest payments presented below has been updated from the amounts presented in our 2011 Form 10-K and October 2012 8-K to reflect the following:

•	The 2012 amounts have been adjusted to reflect the estimated remaining amounts due as a result of actual activity in the nine months of 2012.

•	Any remaining payments related to the ABL Facility have been extended to 2017.

•	Quarterly payments relating to the Term Loan have been eliminated to the extent repaid by the fourth quarter debt transaction, with any remaining payment due in 2017.

•	The issuance of the New 8.5% Notes has been included as additional payments to be made.

•
Interest payments have been adjusted to reflect (1) the estimated change in interest rates and fees related to the amended ABL Facility and the extension of these rates and fees to 2017, (2) the pay down of the Term Loan, and (3) the issuance of the New 8.5% Notes.

	Payments Due by Period
	Remainder of 2012	2013 & 2014	2015 & 2016	2017 & Thereafter	Total
	(Dollar amounts in millions)
Notes, mortgage notes and obligations payable	$0.3	$0.6	$0.6	$1,084.1	$1,085.6
Interest payments	39.0	189.9	189.8	320.0	738.7

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

Adequacy of Liquidity Sources

At September 29, 2012, we had approximately $130.7 million of unrestricted cash and cash equivalents to fund our cash needs for the remainder of 2012.

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of November 2, 2012, we had no outstanding borrowings and approximately $13.9 million in outstanding letters of credit under the ABL Facility. Based on the September 2012 borrowing base calculations, at November 2, 2012, we had excess availability of approximately $258.6 million under the ABL Facility and approximately $224.5 million of excess availability before triggering the cash deposit requirements as discussed further below.

As noted previously, the indentures and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.  As of September 29, 2012, we had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $41.1 million.

From time to time, we have evaluated and expect to continue to evaluate possible acquisition transactions and possible dispositions of certain of our businesses and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

Working Capital

Our working capital and current ratio increased from approximately $317.5 million and 1.8:1, respectively, at December 31, 2011 to approximately $351.5 million and 1.9:1, respectively, at September 29, 2012.  This increase is primarily the result of the effect of changes in other working capital accounts as described further below.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents increased from approximately $58.2 million at December 31, 2011 to approximately $130.7 million at September 29, 2012.

Accounts receivable, less allowances, increased approximately $6.1 million, or approximately 2.2%, between December 31, 2011 and September 29, 2012, while net sales increased approximately $22.2 million, or approximately 4.1%, in the third quarter of 2012 as compared to the fourth quarter of 2011. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, the level of sales recognized on a cash basis, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period.  Accounts receivable from customers related to foreign operations increased by approximately $1.4 million, or approximately 1.9%, between December 31, 2011 and September 29, 2012.

Inventories decreased approximately $33.7 million, or approximately 11.1%, between December 31, 2011 and September 29, 2012. The change in inventories is primarily related to decreases in the RHC and CAS segments due to initiatives within the segments to reduce inventory levels.

Other current assets increased approximately $3.3 million, or approximately 24.4%, between December 31, 2011 and September 29, 2012. This increase is primarily related to an increase in the cost basis of inventory shipped of approximately $2.7 million relating to a customer in the TECH segment in which we have determined that cash basis accounting treatment is appropriate for revenue recognition under the customer agreement. See "Risks and Uncertainties".

Accounts payable increased approximately $10.7 million, or 6.7%, between December 31, 2011 and September 29, 2012 primarily due to increases in the TECH and RHC segments related to increased purchasing in anticipation of higher sales levels.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

Accrued expenses and taxes, net increased approximately $8.5 million, or approximately 4.1%, between December 31, 2011 and September 29, 2012 as a result of an increase in accrued interest related to upcoming interest payments, a decrease in accrued severance relating to payments made in the nine months of 2012 and net changes in various other compensation related and other accruals.

Changes in certain working capital accounts, as noted above, between December 31, 2011 and September 29, 2012, differ from the changes reflected in our unaudited condensed consolidated statement of cash flows for such period as a result of non-cash items including, among others, the effect of changes in foreign currency exchange rates.

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

In addition, the indentures that govern our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indentures governing our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined by the 10% Notes, 8.5% Notes and Term Loan Facility) for such trailing four quarter period. As of September 29, 2012, under the 10% Notes, the FCCR was approximately 2.73 to 1.0.

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

As of September 29, 2012, we were in compliance with all covenants under the indentures that govern the 10% Notes and 8.5% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

The following table reconciles net loss (earnings) to CCF and ACCF for the 10% Notes for the trailing four quarters ended September 29, 2012:

	(1)	(2)	(3)	LTM Ended
	Year Ended	For the nine months of		(1)+(2)-(3)
	Dec. 31 2011	2012	2011	Sept. 29, 2012
	(Dollar amounts in millions)

Net (loss) earnings (a)	$(55.9)	$22.0	$(55.1)	$21.2
(Benefit) provision for income taxes	(20.3)	18.4	(22.9)	21.0
Loss from debt retirement	33.8	—	33.8	—
Interest expense	105.6	72.2	81.0	96.8
Investment income	(0.1)	(0.2)	(0.1)	(0.2)
Depreciation and amortization expense	93.9	62.7	71.8	84.8
Consolidated Cash Flow	$157.0	$175.1	$108.5	$223.6
Investment income	0.1	0.2	0.1	0.2
Non-recurring losses (b)	8.3	2.7	8.4	2.6
Acquisition fees and expenses	0.9	0.4	0.9	0.4
Loss (gain) on sale of assets	1.4	(0.1)	—	1.3
Joint venture income	—	(0.1)	—	(0.1)
Share-based compensation expense	0.6	2.8	0.4	3.0
Net foreign exchange losses (gains) (c)	1.2	(0.8)	1.1	(0.7)
Restructuring (d)	19.6	7.7	6.0	21.3

Pro-forma effect of acquisitions and dispositions (e)	2.5	0.3	2.2	0.6
Adjusted Consolidated Cash Flow	$191.6	$188.2	$127.6	$252.2

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

(a)
As noted earlier in this section, net earnings (loss) has been impacted by the following (increases) decreases in pre-tax earnings for each period as compared to the prior comparable period, in addition to the items in the table above, for the respective periods shown above:

	(Increase) Decrease in Net Earnings (Loss)
	(1)	(2)	(3)	LTM Ended
	Year Ended	For the nine months of		(1)+(2)-(3)
	Dec. 31, 2011	2012	2011	Sept. 29, 2012
	(Dollar amounts in millions)
Product liability reserve change:
RESV segment	$(8.2)	$(13.7)	$(0.3)	$(21.6)
Product liability expense in the RESV segment for the years ended December 31, 2011 and 2010 was approximately $4.7 million and $12.9 million, respectively. Product liability (income) expense in the RESV segment for the nine months of 2012, 2011 and 2010 was approximately $(1.8) million, $11.9 million and $12.2 million, respectively.

RHC segment	1.7	(1.5)	(0.1)	0.3
Product liability expense (income) in the RHC segment for the years ended December 31, 2011 and 2010 was approximately $1.2 million and $(0.5) million, respectively. Product liability (income) expense in the RHC segment for the nine months of 2012, 2011 and 2010 was approximately $(0.3) million, $1.2 million and $1.3 million, respectively.

Product recall costs within the RESV segment	(1.7)	—	—	(1.7)
Product recall costs for the years ended December 31, 2011 and 2010 were approximately $0.2 million and $1.9 million, respectively.
Foreign exchange transaction (gains) and losses	3.2	(2.3)	3.0	(2.1)
Transaction related foreign exchange losses (other than intercompany debt not indefinitely invested in subsidiaries) for the years ended December 31, 2011 and 2010 were approximately $4.2 million and $1.0 million, respectively. Transaction related foreign exchange losses (other than intercompany debt not indefinitely invested in subsidiaries) for the nine months of 2012, 2011 and 2010 were approximately $1.3 million, $3.6 million and $0.6 million, respectively.

Additional warranty expense in the TECH segment relating to a certain customer	4.9	—	5.3	(0.4)
CEO transition expenses	0.8	—	—	0.8
Outside consulting fees related to strategic reviews	1.4	1.8	—	3.2

(b)
Amounts relate to non-recurring gains or losses, as defined in the indenture governing the 10% Notes. For the trailing four quarters ended September 29, 2012, includes (1) approximately $3.7 million of charges within the TECH segment relating to the decision to discontinue development of a certain new product, (2) royalty income of approximately $(1.0) million, (3) approximately $0.3 million of expense related to strategic reviews, and (4) accretion of approximately $(0.4) million to record leasehold fair value adjustments.

(c)	Non-cash foreign exchange losses (gains) related to intercompany debt not indefinitely invested in our subsidiaries.

(d)
Includes all restructuring charges, including severance, relocation and transformation/transition costs. Costs associated with these activities for the trailing four quarters ended September 29, 2012 were as follows:

	(1)	(2)	(3)	LTM Ended
	Year Ended	For the nine months of		(1)+(2)-(3)
	Dec. 31, 2011	2012	2011	Sept. 29, 2012
	(Dollar amounts in millions)
European range hood business	$16.2	$0.1	$2.9	$13.4
Residential audio / video business	0.4	3.6	0.4	3.6
Transformation / Transition costs	—	2.9	—	2.9
All other restructuring activities	3.0	1.1	2.7	1.4
	$19.6	$7.7	$6.0	$21.3

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

As noted previously, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. At September 29, 2012, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility was approximately $266.6 million (based upon the August 2012 borrowing base calculation), which exceeded $30.0 million and 12.5% of the borrowing base. Our FCCR under the ABL Facility at September 29, 2012 was 2.22 to 1.0. Similar to the 10% Notes, the FCCR under the ABL Facility is the ratio of the ACCF to Fixed Charges; however, in addition to other differences, the ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at September 29, 2012 was approximately $217.7 million.

Risks and Uncertainties

Two of our subsidiaries in the TECH segment ship security products to a customer for whom we have determined that cash basis accounting treatment is appropriate at this time for revenue recognition under this agreement and have deferred revenue recognition on approximately $9.8 million and $6.3 million of net sales at September 29, 2012 and December 31, 2011, respectively. Under this agreement, we recognized net sales of approximately $33.1 million and $35.7 million during the third quarter of 2012 and 2011, respectively, and recognized net sales of approximately $50.8 million and $62.5 million during the nine months of 2012 and 2011, respectively. We have recorded the cost basis of related inventory shipped of approximately $7.5 million and $4.8 million at September 29, 2012 and December 31, 2011, respectively, in other current assets in the accompanying unaudited condensed consolidated balance sheet. In addition, included in inventory is approximately $5.4 million and $3.5 million at September 29, 2012 and December 31, 2011, respectively, of inventory related to this customer.

In the first quarter of 2012, our subsidiaries entered into an amended agreement with this customer to manufacture and sell products, which has been terminated effective December 31, 2012. We are working towards maintaining a longer ongoing relationship with this customer beyond 2012, but cannot offer any assurance that we will be successful. We expect to recognize net sales of approximately $60 million to $65 million of security products with this customer during the year ending December 31, 2012. We will continue to closely monitor the situation with this customer. As we record revenue on the cash basis of accounting for this customer, the failure to receive scheduled payments in the future would result in a corresponding reduction to our revenue and cost of goods sold.

Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At September 29, 2012, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At September 29, 2012, approximately 69% of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates.  Based upon interest rates in effect at September 29, 2012, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $0.9 million for the remainder of 2012. As a result of the fourth quarter 2012 debt transaction previously discussed, the percentage of long-term debt at fixed interest rates is expected to increase from approximately 69% to 91%. Additionally, based upon the reduction in the outstanding borrowings under the Term Loan Facility, an overall unfavorable change in interest rates of 100 basis points would result in a reduction to interest expense of approximately $0.6 million through the remainder of 2012.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the third quarter and nine months of 2012 the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to translation resulted in an increase in stockholders’ investment of approximately $1.9 million and $1.2 million for the third quarter and nine months of 2012, respectively, and for the third quarter and nine months of 2011, resulted in a decrease to stockholders' investment of approximately $3.7 million and $0.9 million, respectively.  The impact of changes in foreign currency exchange rates related to transactions resulted in a decrease in net foreign exchange losses recorded in SG&A of approximately $4.8 million and $4.1 million for the third quarter and nine months of 2012 as compared to the same periods of 2011. We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at September 29, 2012 consist primarily of short-term borrowings by certain of our foreign subsidiaries.  We generally do not enter into derivative financial instruments to manage foreign currency exposure.

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

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A “Risk Factors” in our 2011 Form 10-K and October 2012 8-K filed with the SEC. There have been no material changes from the risk factors disclosed in the 2011 Form 10-K or October 2012 8-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the third quarter of 2012.

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

November 8, 2012