Form 10-K
period 2012-12-31
NORTEK INC
filed 2013-03-15
CIK 1216596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

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

Large accelerated filer [_]	Accelerated filer [X]	Non-accelerated filer [_] (Do not check if smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2012), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $441.9 million. The registrant's common stock trades on the NASDAQ Global Market under the symbol “NTK”.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

The number of shares of the registrant's common stock par value $0.01 per share outstanding as of March 7, 2013 was 15,299,237.

Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements”. When used in this discussion and throughout this document, words such as “intend,” “plan,” “estimate,” “believe,” "will," "could," "may," "seek,", “anticipate” and “expect” or other similar expressions are intended to identify forward-looking statements, which are provided "safe harbor" protection under the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood and aluminum) and purchased components, freight costs, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment levels, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, prices, product and warranty liability claims, failure to identify suitable acquisition candidates or successfully integrate the businesses we acquire, increased competition against competitors with greater resources, a decline in our relations with key distributors and dealers, loss of major customers or failures or delays in collecting payments from major customers, labor disruptions or cost increases, costs related to environmental liabilities, product recalls or reworks, losses of key personnel, fulfilling outstanding debt obligations, and failure to successfully implement or generate benefits from our operational improvement initiatives. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise (except as required by applicable securities laws). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company in this annual report on Form 10-K, including without limitation statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the risk factors described in Item 1A, and any further disclosures the Company makes on related subjects in its 10-Q and 8-K reports filed with the Securities and Exchange Commission (the “SEC”).

WEBSITE ACCESS TO COMPANY REPORTS

Copies of our filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K) are available on our website, www.nortekinc.com, free of charge, as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

PART I

ITEM 1.	BUSINESS.

General

Nortek was founded in 1967 and is headquartered in Providence, Rhode Island. The Company is incorporated in the State of Delaware. In this annual report, “Nortek,” the “Company,” “we,” “us,” and “our” refer to Nortek, Inc. and its wholly-owned subsidiaries unless the context requires otherwise.

Operating within five reporting segments, we are a global, diversified company whose many market-leading brands deliver broad capabilities and a wide array of innovative, technology-driven products and solutions for lifestyle improvement at home and at work. Our reporting segments are as follows:

•	the Residential Ventilation (“RESV”) segment,

•	the Technology Solutions (“TECH”) segment,

•	the Display Mount Solutions ("DMS") segment,

•	the Residential Heating and Cooling (“RHC”) segment, and

•	the Custom & Engineered Solutions (“CES”) segment.

Through these segments, we manufacture and sell, primarily in the United States, Canada, and Europe, with additional manufacturing in China, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

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

Additional information concerning our business is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II to this report. Additional financial information on our reporting segments, as well as foreign and domestic operations, is set forth in Note 9, “Segment Information and Concentration of Credit Risk”, to the consolidated financial statements, Item 8 of Part II to this report.

The Company’s Business Segments

Residential Ventilation Segment

Our RESV segment, formerly known as the Residential Ventilation Products ("RVP") segment, primarily manufactures and distributes room and whole house ventilation and other products primarily for the professional remodeling and replacement markets, residential new construction market, and do-it-yourself (“DIY”) market. The principal products of the segment, which are sold under the Broan®, NuTone®, Venmar®, Best® and Zephyr® brand names, among others, are:

•	kitchen range hoods,

•	exhaust fans (such as bath fans and fan, heater and light combination units), and

•	indoor air quality products.

Based on internal research and industry knowledge, we believe that we are one of the world's largest suppliers of residential range hoods and exhaust fans and are the largest supplier of these products in North America, in each case, based on revenues. We also believe, based on internal research and industry knowledge, that we are one of the leading suppliers in Europe of luxury “Eurostyle”

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

range hoods, based on revenues. Our kitchen range hoods expel grease, smoke, moisture and odors from the cooking area and are offered under an array of price points and styles from economy to upscale models. The exhaust fans we offer are primarily used in bathrooms to remove humidity and odors and include combination units, which may have lights, heaters or both. Our range hood and exhaust fan products are differentiated on the basis of air movement as measured in cubic feet per minute, and sound output as measured in sones. The Home Ventilating Institute in the United States certifies our range hood and exhaust fan products, as well as our indoor air quality products.

Our sales of kitchen range hoods and exhaust fans accounted for approximately 11.6% and 10.0%, respectively, of consolidated net sales in 2012, 11.9% and 9.2%, respectively, of consolidated net sales in 2011 and approximately 14.1% and 10.3%, respectively, of consolidated net sales in 2010. Based on internal research and analysis, we estimate that approximately 60% to 70% of the segment's 2012 net sales were sold for remodeling and replacement applications versus new residential construction.

We believe, based on revenues, that we are one of the largest suppliers in North America of indoor air quality products, which include air exchangers, as well as heat or energy recovery ventilators (HRVs or ERVs, respectively), that provide whole house ventilation. These systems bring in fresh air from the outdoors while exhausting stale air from the home. Both HRVs and ERVs moderate the temperature of the fresh air by transferring heat from one air stream to the other. In addition, ERVs also modify the humidity content of the fresh air. We also sell powered attic ventilators, which alleviate heat built up in attic areas and reduce deterioration of roof structures.

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

We sell other products in this segment including, among others, door chimes, medicine cabinets, trash compactors, ceiling fans and central vacuum systems, by leveraging our strong brand names and distribution network.

We sell the products in our RESV segment to distributors and dealers of electrical and lighting products, kitchen and bath dealers, retail home centers and private label customers under the Broan®, NuTone®, Venmar®, Best® and Zephyr® brand names, among others. Private label customers accounted for approximately 12% of the net sales of this segment in 2012.

A key component of our operating strategy for this segment is the introduction of new products and innovations, which capitalize on the strong brand names and the extensive distribution system of the segment's businesses. New product development efforts are focused on improving the style, performance, cost, and energy efficiency of the products. In this segment, we have introduced a revolutionary new line of Broan® and NuTone® ULTRA™ Series ventilation fans and fan/lights that delivers the fastest, easiest, most universal installation, saving contractors' time and increasing overall profitability. In addition to being nearly silent and extremely energy efficient, ULTRA makes installation up to 60% faster in retrofits and up to 20% faster in new construction. Also offered in this segment is a full line of EnergyStar® compliant ventilation fans including heavy-duty models ideal for light commercial installations and offices, recessed fan/lights, as well as 35 different models in the Ultra Silent™ Series. We believe that the variety of product offerings and new product introductions helps us to maintain and improve our market position for our principal products. At the same time, we believe that our status as a low-cost producer provides the segment with a competitive advantage.

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

Product manufacturing in the RESV segment generally consists of fabrication from coil and sheet steel and formed metal utilizing stamping, pressing and welding methods, assembly with components and subassemblies purchased from outside sources

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

(principally motors, fan blades, heating elements, wiring harnesses, controlling devices, glass, mirrors, lighting fixtures, polyethylene components, and electronic components) and painting, finishing and packaging.

Over the past several years, we have moved the production of certain of our product lines from facilities in the United States, Canada and Italy to regions with lower labor costs, such as China, Poland and Mexico.

Our RESV segment had 11 manufacturing plants and employed approximately 2,200 full-time people as of December 31, 2012, of which approximately 150 were covered by collective bargaining agreements which expired in 2011 and have not been renewed and approximately 150 are covered by collective bargaining agreements which expire in 2013. In 2011, management approved a plan to reduce costs and improve production efficiencies at our subsidiary, Best, which included an overall reduction of the total workforce in Italy. During 2012 and 2011, we recorded expenses in the segment related to severance and other costs arising from the implementation of this plan. As we continue to restructure Best, it is possible that additional expenses may be incurred, however, at this point we do not expect to record any significant additional charges in 2013, and believe our relationships with employees in this segment are satisfactory. See Note 5, "Exit and Disposal Activities", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

Technology Solutions Segment

Our TECH segment, formerly known as the Technology Products segment, manufactures and distributes a broad array of products designed to provide convenience and security for residential and certain commercial applications. The principal product categories in this segment include security and access control equipment and systems, residential audio/video and home automation solutions, and professional video signal management solutions.

The segment's security and access control products include residential and certain commercial intrusion protection systems and components focused on wireless technology such as control panels, keypads and telephone entry systems, radio transmitters, window and door contacts, and lighting control devices as well as garage and gate operators. These products are sold under the Linear®, SecureWireless, GTO/PRO®, and Mighty Mule® brands, as well as others including private labels for certain customers. Sales of security and access control products accounted for approximately 53%, 54% and 50% of total TECH segment net sales in 2012, 2011 and 2010, respectively.

The segment's residential audio/video and home automation solutions include whole-house audio/video products, and home automation systems as well as certain accessories often used with these systems such as power conditioners and surge protectors. Whole-house audio/video products include multi-room/multi-source controllers and amplifiers, architectural speakers, home theater receivers, and control devices such as keypads, remote controls and volume controls. The segment's home automation systems include software and hardware that facilitate the control of third-party residential subsystems such as home theater, whole-house audio, climate control, lighting, security and irrigation. These products are sold under the Niles®, Elan®, SpeakerCraft®, Proficient Audio Systems®, Sunfire®, Xantech®, Aton®, BlueBOLT®, Panamax® and Furman® brand names, among others. A key strategy for the segment in 2012 was to combine these brands into one organization, Core Brands, LLC, to enable the segment to leverage economies of scale while strengthening its ability to invest in launching innovative technologies and a range of new marketing programs designed to increase the value, clarity and acceptance of each brand.

The segment's professional video signal management solutions allow conversion of video signals into various formats as well as the extension and transmission of video signals to multiple display screens. These products are often used in non-residential applications such as retail outlets, airports, casinos, houses of worship, live events, and command and control centers as well as certain residential applications and are sold under the Gefen®, Magenta™ and TVOne® brand names. The segment has also aligned these brands under one organization in order to pursue new opportunities to serve its customers, while also leveraging economies of scale and enhancing cross-selling capabilities.

We sell the products in our TECH segment to distributors, professional installers, electronics retailers and original equipment manufacturers. Sales in this segment are primarily driven by replacement applications, new installations in existing properties and to a lesser extent new construction activity. In addition, a portion of the sales in this segment is driven by sales to customers in the non-residential market. Based on internal analysis, we estimate that in 2012, approximately 70% to 80% of this segment's net sales were attributable to end-use applications not related to residential new construction.

The segment offers a broad array of products under widely-recognized brand names with various features and price points, which we believe allows it to expand its distribution in the professional installation and retail markets. Another key component of our

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

operating strategy is the introduction of new products and innovations, which capitalize on our well-known brand names and strong customer relationships.

The segment's primary products compete with products supplied by many domestic and international suppliers in various markets. The segment competes with two portfolio companies of Duchossois Industries, Inc., Chamberlain Corporation, and AMX LLC. The segment also competes with Crestron Electronics, Inc., among others. The segment competes with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. Certain products are sourced from low cost Asian suppliers based on our specifications. Although we believe we compete favorably with other suppliers of technology products, some of our competitors have greater financial and marketing resources than this segment of our business.

In this segment, we have several administrative and distribution facilities in the United States and a significant amount of our products are manufactured at our facilities located in China. Our TECH segment had 3 manufacturing plants and employed approximately 2,500 full-time people as of December 31, 2012. We believe that our relationships with the employees in this segment are satisfactory.

Display Mount Solutions Segment

Our DMS segment, which was previously reported as part of the TECH segment, manufactures and distributes a broad array of products designed with ergonomic features including wall mounts, desk mounts, arms, carts, workstations, and stands that attach to or support a variety of display devices such as computer monitors, notebook computers, and flat panel displays. Many of these products are offered with features that allow users to comfortably sit or stand while working at a computer. The segment also sells charging carts designed for notebook computers and tablets.

These products are sold under the Ergotron® and OmniMount® brand names, as well as certain original equipment manufacturer brand names in the personal computer industry. Sales in our DMS segment accounted for approximately 12.9% and 12.7% of consolidated net sales in 2012 and 2011, respectively.

We sell the products in our DMS segment to distributors, retailers and original equipment manufacturers. Through these channels, the segment serves the healthcare, education, office, hospitality and home markets. Sales in this segment are primarily driven by personal computer and I.T. spending and consumer purchases of flat-panel televisions as well as attachment of our products to existing computer and television displays. Based on internal analysis, we estimate that in 2012, approximately all of this segment's net sales were attributable to end-use applications not related to residential new construction.

The segment offers a broad array of products under widely-recognized brand names with various features and price points, which we believe allows it to expand its distribution and its relationships with its OEM customers. Another key component of our operating strategy is the introduction of new products and innovations, which capitalize on our well-known brand names and strong customer relationships.

The segment's primary products compete with products supplied by many domestic and international suppliers in various markets. The segment competes with Milestone AV Technologies (a portfolio company of Duchossois Industries, Inc. that sells under the Chief and Sanus brand names), Peerless Industries, Inc., and Rubbermaid Medical Solutions, a division of Newell Rubbermaid, Inc., among others. The segment competes with suppliers of competitive products primarily on the basis of quality, innovation, distribution, delivery and price. Although we believe we compete favorably with other suppliers of display mount products, some of our competitors have greater financial and marketing resources than this segment of our business.

In this segment, we have several administrative and distribution facilities in the United States and Europe, and a significant amount of our products are manufactured at our facility located in China. Our DMS segment had 4 manufacturing plants and employed approximately 1,300 full-time people as of December 31, 2012. We believe that our relationships with the employees in this segment are satisfactory.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

Residential Heating and Cooling Segment

Our RHC segment, formerly known as the Residential Air Conditioning and Heating Products ("RHVAC") segment, principally manufactures and sells split-system and packaged air conditioners and heat pumps, air handlers, furnaces and related equipment, accessories, and parts for the residential and certain commercial markets. For site-built homes and certain commercial structures, the segment markets its products under the licensed brand names Frigidaire®, Tappan®, Philco®, Kelvinator®, Gibson®, Westinghouse® and Maytag®. The segment also supplies products to certain of its customers under the Broan®, NuTone®, Mammoth® and several private label brand names. Within the residential market, we are one of the largest suppliers of HVAC products for manufactured homes in the United States and Canada. In the manufactured housing market, the segment markets its products under the Intertherm® and Miller® brand names.

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

The segment sells its manufactured housing products to builders of manufactured housing and, through distributors, to manufactured housing retailers and owners. The majority of sales to builders of manufactured housing consist of furnaces designed and engineered to meet or exceed certain standards mandated by the U.S. Department of Housing and Urban Development, or HUD, and other federal agencies. These standards differ in several important respects from the standards for furnaces used in site-built residential homes. The aftermarket channel of distribution includes sales of both new and replacement air conditioning units and heat pumps, and replacement furnaces. We believe that we have one major competitor in the manufactured housing furnace market, York by Johnson Controls, which markets its products primarily under the “Coleman” name. The segment competes with most major industry manufacturers in the manufactured housing air conditioning market.

The segment sells residential HVAC products for use in site-built homes through independently owned distributors who sell to HVAC contractors. The site-built residential HVAC market is very competitive. In this market, the segment competes with, among others, Carrier Corporation (a subsidiary of United Technologies Corporation), Rheem Manufacturing Company, Lennox Industries, Inc., Trane, Inc. (a subsidiary of IngersollRand Company), York by Johnson Controls, and Goodman Global, Inc. During 2012, we estimate that between approximately 50% and 60% of this segment's net sales were attributable to the replacement market versus residential construction, including manufactured housing.

In addition, the segment sells residential HVAC products outside of North America, primarily in Latin America and the Middle East. International sales consist of not only the segment's manufactured products, but also products manufactured to specification by outside sources. The products are sold under the Westinghouse® licensed brand name, the segment's own Miller® brand name, as well as other private label brand names.

The segment competes in both the site-built and manufactured housing markets on the basis of breadth and quality of its product line, distribution, product availability and price. Although we believe that we compete favorably with respect to certain of these factors, most of the segment's competitors have greater financial and marketing resources, and the products of certain competitors may enjoy greater brand awareness than our residential HVAC products.

Our RHC segment had 3 manufacturing plants and employed approximately 1,100 full-time people as of December 31, 2012. We believe that our relationships with our employees in this segment are satisfactory.

See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operational Improvement Initiatives", in Item 7 of Part II, to this report.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

Custom & Engineered Solutions Segment

Our CES segment, formerly known as the Commercial Air Solutions ("CAS") segment, manufactures and sells custom-designed and engineered HVAC and air management products and systems primarily for hospitals, and educational facilities, as well as commercial offices, manufacturing facilities, retail stores, clean rooms, data centers, and governmental buildings. We estimate that the healthcare and education markets represented between approximately 30% and 35% of 2012 net sales for this segment. These systems are designed primarily to operate on building rooftops (including large self-contained walk-in units), or on individual floors within a building, and to have cooling capacities ranging from 40 tons to 600 tons. The segment markets its commercial HVAC products under the Governair®, Mammoth®, Temtrol®, Venmar CES™, Ventrol®, Webco™, Huntair®, Cleanpak™ and Fanwall® brand names. Based on replacing large fans in air handlers with a modular array of smaller fans, Fanwall® technology allows for major improvements in reliability, energy efficiency, sound attenuation, footprint, and operating costs, and also is ideal for retrofit applications. Sales of our commercial air handlers within the CES segment accounted for approximately 14.6%, 11.4% and 10.9% of consolidated net sales in 2012, 2011 and 2010, respectively.

Our subsidiary, Eaton-Williams Group Limited, manufactures and markets custom and standard air conditioning and humidification equipment throughout Western Europe under the Vapac®, Cubit®, Qualitair®, Edenaire®, Colman™ and Moducel™ brand names.

The segment specializes in custom-designed and engineered HVAC products and systems that meet the specific requirements of its customers and optimize total cost of ownership in ways that are often not possible with standard commercial equipment. Unlike standard commercial HVAC equipment, the segment's equipment can be designed to match a customer's exact space, capacity and performance requirements. The segment's packaged rooftop and self-contained walk-in equipment rooms maximize a building's rentable floor space because this equipment is located outside of the building. In addition, the manner of construction and timing of installation of commercial HVAC equipment can often favor custom-designed over standard systems. As compared with site-built and factory built HVAC systems, the segment's systems are factory assembled according to customer specifications and then installed by the customer or third parties, rather than assembled on site, permitting extensive testing prior to shipment. As a result, the segment's commercial systems can be installed later in the construction process than site-built systems, thereby saving the owner or developer construction and labor costs. Standard equipment can be manufactured at a lower cost and therefore offered at substantially lower initial prices than custom-designed equipment. As a result, standard equipment suppliers generally have a larger share of the overall commercial HVAC market than custom-designed equipment suppliers, such as us. However, because of certain building designs, shapes or other characteristics, we believe there are many applications for which custom-designed equipment is required or is more cost effective over the life of the building. The segment sells its custom designed and engineered HVAC products and systems to contractors, owners and developers of commercial office buildings, manufacturing and educational facilities, hospitals, retail stores, clean rooms, data centers, and governmental buildings. The segment seeks to maintain, as well as establish and develop, strong relationships nationwide with design engineers, owners and developers, and the persons who are most likely to value the benefits and long-term cost efficiencies of its equipment.

During 2012, we estimate that approximately half of our air conditioning and heating product commercial sales came from replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins. The segment continues to develop products and marketing programs to increase penetration in the growing replacement and retrofit market.

The segment's commercial HVAC products are marketed through independent manufacturers' representatives, as well as other sales, marketing and engineering professionals. The independent representatives are typically HVAC engineers, a factor which is significant in marketing the segment's commercial products because of the design-intensive nature of the market segment in which we compete.

We believe that we are among the largest suppliers of custom and engineered HVAC products in the United States. The segment's four largest competitors in this market are Carrier Corporation, York by Johnson Controls, McQuay International (a subsidiary of Daikin Corporation) and Trane, Inc. (a subsidiary of Ingersoll-Rand Company). The segment competes primarily on the basis of engineering support, quality, design and construction flexibility and total installed system cost. Although we believe that we compete favorably with respect to some of these factors, most of our competitors have greater financial and marketing resources than this segment of our business and enjoy greater brand awareness. However, we believe that our ability to produce equipment that meets the performance characteristics required by the particular product application provides us with an advantage that some of our competitors do not enjoy.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

Our CES segment had 9 manufacturing plants and employed approximately 2,300 full-time people at December 31, 2012, of which approximately 150 were covered by a collective bargaining agreement which expired in 2012 and has not been renewed. We believe that our relationships with our employees in this segment are satisfactory.

See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operational Improvement Initiatives", in Item 7 of Part II, to this report.

Backlog

Backlog expected to be filled within the next twelve months was approximately $315.8 million as of December 31, 2012 as compared to approximately $329.2 million as of December 31, 2011. The decrease in backlog at December 31, 2012 as compared to December 31, 2011 was primarily due to a decrease in the CES segment primarily as a result of the fulfillment of orders in process at the end of 2011. The decrease was expected due to several large orders placed in 2011 that did not repeat in 2012, coupled with a slowdown in the incoming order rate reflecting a slower non-residential construction market since the beginning of 2012. This decrease was partially offset by increases in the TECH and RHC segments due to increased orders during the fourth quarter of 2012.

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

The materials, molds and dies, subassemblies and components purchased from other manufacturers, and other materials and supplies used in our manufacturing processes have generally been available from a variety of sources. From time to time the cost and availability of raw materials is affected by the raw material demands of other industries, among other factors. Whenever practical, we establish multiple sources for the purchase of raw materials and components to achieve competitive pricing, ensure flexibility, and protect against supply disruption. When possible, we employ a company-wide procurement strategy designed to reduce the purchase price of raw materials and purchased components.

However, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operational Improvement Initiatives", Item 7 of Part II to this report, in connection with our operational improvement initiatives, we believe that we have a significant opportunity to reduce our manufacturing material cost, as well as our indirect non-manufacturing costs, by optimizing our procurement sources and processes. While our current procurement functions are mostly disaggregated and autonomous throughout our various operations, we believe that consolidating supplier sources and negotiating terms and pricing in a uniform and centralized manner will allow us to leverage our economy of scale which will result in more competitive costs and services from our suppliers.

We are subject to significant market risk with respect to the pricing of the principal raw materials used to manufacture our products. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.

Research and Development

Our research and development activities are principally for new product development and represented approximately 2.7%, 2.7% and 2.9% of consolidated net sales for the years ended 2012, 2011 and 2010, respectively. We believe that investment in research and development activities is important to our ability to compete effectively in the markets that we serve. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operational Improvement Initiatives", Item 7 of Part II to this report, in connection with our operational improvement initiatives we have or plan to make significant increased levels of investments in staffing, research and development projects and specialized consulting resources. Consequently, we expect that expenditures for research and development activities in 2013 and beyond may be a higher percentage of consolidated net sales than in recent years.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

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

Environmental and Regulatory Matters

We are subject to numerous federal, state, local and foreign laws and regulations relating to protection of the environment, including those that impose limitations on the discharge of pollutants into the environment (land, air and water), establish standards for the use, treatment, storage and disposal of solid and hazardous materials and wastes and govern the cleanup of contaminated sites. We believe that we are in substantial compliance with the material laws and regulations applicable to us. We are involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites currently or formerly owned or operated by such companies or sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by us after a release has occurred. In other instances, we may be partially liable under law or contract to other parties that have acquired businesses or assets from us for past practices relating to hazardous materials or wastes. Expenditures for the years ended 2012, 2011 and 2010 to evaluate and remediate such sites were not material to our business, either individually or collectively. While we are able to reasonably estimate certain of our contingent losses, we are unable to estimate with certainty our range of reasonably possible losses in connection with identified or yet to be identified remedial actions due, among other reasons, to: (i) uncertainties surrounding the nature and application of current or future environmental regulations, (ii) our lack of information about additional sites where we may be identified as a potentially responsible party ("PRP"), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation may be joint and several, each PRP is potentially wholly liable for other PRPs that become insolvent or bankrupt. Thus, the solvency of other PRPs could directly affect our ultimate aggregate clean-up costs. In certain circumstances, our liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

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

Employees

We employed approximately 9,400 full-time people as of December 31, 2012.

A work stoppage at one of our facilities could cause us to lose sales and incur increased costs and could adversely affect our ability to meet customers’ needs. As agreements expire and until negotiations are completed, we do not know whether we will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and do so without production interruptions, including labor stoppages.

Working Capital

The carrying of inventories to support customers and to permit prompt delivery of finished goods requires substantial working capital. Substantial working capital is also required to carry receivables. The demand for our products is seasonal, particularly in the Northeast and Midwest regions of the United States and in Canada where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. Certain of the residential product businesses in the RHC segment have in the past been more seasonal in nature than our other businesses’ product categories. As a result, the demand for working capital of our subsidiaries is greater from late in the first quarter until early in the fourth quarter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” Item 7 of Part II to this report.

As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operational Improvement Initiatives", Item 7 of Part II to this report, in 2012, we began operational improvement

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

initiatives which we expect will result in significant improvements in efficiencies and reductions in operating costs and expenses, both in our manufacturing processes and in our administrative functions, which will better align us with the markets we serve and will improve our overall competitiveness. We expect to incur additional costs to implement these initiatives, which may include engaging additional outside resources, the cost of relocating manufacturing and distribution locations in addition to the facilities discussed above, retrofitting existing or building new facilities, reducing our work force, rationalizing or refreshing product lines, and other costs.  The cost of developing and implementing these initiatives may impact the availability of working capital in 2013 and beyond, and may require that we utilize other available sources or identify additional sources of liquidity during the period that these initiatives are in process.

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

Our business is dependent upon the levels of remodeling and replacement activity and new construction activity, which may be cyclical or seasonal, and have been negatively impacted by the economic downturn and the instability of the credit markets.

Critical factors affecting our future performance, including our level of sales, profitability and cash flows are the levels of residential and non-residential remodeling, replacement and construction activity. The level of new residential and non-residential construction activity and, to a lesser extent, the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending, employment levels and other macroeconomic factors, over which we have no control. Any decline in economic activity as a result of these or other factors typically results in a decline in new construction and, to a lesser extent, residential remodeling and replacement purchases, which would result in a decrease in our sales, profitability and cash flows. Instability in the credit and financial markets, troubles in the mortgage market, the level of unemployment and the decline in home values could have a negative impact on residential new construction activity, consumer disposable income and spending on home remodeling and repair expenditures. These challenging market conditions are expected to continue for the foreseeable future and may further deteriorate. These factors could have an adverse effect on our operating results.

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

See “Management's Discussion and Analysis of Financial Condition and Results of Operations”, Item 7 of Part II to this report for further information on industry factors and our 2013 outlook.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

Fluctuations in the cost or availability of raw materials and components and other related costs could have an adverse effect on our business.

We are dependent upon raw materials and purchased components, including, among others, steel, motors, compressors, copper, packaging material, aluminum, plastics, glass and various chemicals and paints that we purchase from third parties. As a result, our results of operations, cash flows and financial condition may be adversely affected by increases in costs of raw materials or components, or by limited availability of these items. We do not typically enter into long-term supply contracts for raw materials and components. In addition, we generally do not hedge against our supply requirements. Accordingly, we may not be able to obtain raw materials and components from our current or alternative suppliers at reasonable prices in the future, or may not be able to obtain these items on the scale and within the time frames we require. Further, if our suppliers are unable to meet our supply requirements, we could experience supply interruptions and/or cost increases. If we are unable to find alternate suppliers or pass along these additional costs to our customers, these interruptions and/or cost increases could adversely affect our results of operations, cash flows and financial condition.

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

New regulations related to conflict minerals could require us to incur significant additional expenses.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010, the SEC promulgated new rules for public companies to ascertain and disclose the use of conflict minerals (i.e., cassiterite, wolframite, coltan, and gold) in their products. The new rules require disclosure of conflict minerals that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rule will require companies to perform due diligence and disclose through the issuance of a report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new requirements will require due diligence efforts for the 2013 calendar year, with initial disclosure requirements beginning in May 2014. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold, and tungsten. The number of suppliers who provide conflict-free minerals may be limited, which could have an adverse effect on our ability to source these products in the future. In addition, costs attributable to compliance with the disclosure requirements of the SEC's new rules, such as costs related to determining the source of certain minerals used in our products, will be incurred and could be material. The costs of compliance, including those related to supply chain research, unexpected consequences to our reputation, the limited number of suppliers, and possible changes in the sourcing of these materials, could adversely affect our results from operations and cash flows.

Weather fluctuations may negatively impact our business.

Weather fluctuations may adversely affect our operating results and our ability to maintain sales volume. In our RHC segment, operations may be adversely affected by unseasonably warm weather in the months of November to February and unseasonably cool weather in the months of May to August, which has the effect of diminishing customer demand for heating and air conditioning products. In all of our segments, adverse weather conditions at any time of the year may negatively affect overall levels of new construction and remodeling and replacement activity, which in turn may lead to a decrease in sales. Many of our operating expenses are fixed and cannot be reduced during periods of decreased demand for our products. Accordingly, our results of operations and cash flows will be negatively impacted in quarters with lower sales due to weather fluctuations.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

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

See Note 2, "Acquisitions and Other Investments", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

The operational improvement initiatives may not generate the benefits expected.

We have begun to develop and implement a comprehensive operational improvement program which  includes a number of transformational operational improvement initiatives intended to produce  significant improvements in efficiencies and reductions in operating costs and expenses, both in our manufacturing processes and in our administrative functions.  The initiatives will result in significant investments and capital expenditures through 2015. Restructurings, facility shutdowns and integration of operations involve numerous risks in their implementation including unforeseen costs, business disruption and management distraction, among others, and may be more costly than expected. As a result, there can be no assurance that the expected costs to be incurred in connection with these initiatives, or the economic benefits expected to be achieved, will occur as contemplated.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operational Improvement Initiatives", Item 7 of Part II to this report for a description of these operational improvement initiatives and the estimated costs associated therewith.

We continue to evaluate potential restructurings, business shutdowns and integrations focused on improving future cash flows of the business.

We continue to evaluate potential restructurings, business shutdowns and integrations focused on improving future cash flows of the business. These restructurings, business shutdowns and integrations involve numerous risks in their implementation including unforeseen costs, business disruption, management distraction, and potential asset impairment, among others, and may be unsuccessful. In addition, restructurings of international operations may be more costly due to differing labor laws, business practices and governmental restrictions, processes and requirements.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operational Improvement Initiatives", Item 7 of Part II to this report, and Note 5, "Exit and Disposal Activities", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

Because we compete against competitors with substantially greater resources, we face external competitive risks that may negatively impact our business.

Our RESV, TECH and DMS segments compete with many domestic and international suppliers in various markets. We compete with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. Some of our competitors in these markets have greater financial and marketing resources than that of our RESV, TECH and DMS segments.

Our RHC segment competes in both the site-built and manufactured housing markets on the basis of breadth and quality of product line, distribution, product availability and price. Most of our residential HVAC competitors have greater financial and marketing resources and the products of certain of our competitors may enjoy greater brand awareness than our residential HVAC products.

Our CES segment competes primarily on the basis of engineering support, quality, design and construction flexibility and total installed system cost. Most of our competitors in the commercial HVAC market have greater financial and marketing resources and enjoy greater brand awareness than we enjoy.

Competitive factors could require us to reduce prices or increase spending on product development, marketing and sales, either of which could adversely affect our operating results.

Because we have substantial operations outside the United States, we are subject to the economic and political conditions of the United States and foreign nations.

We have manufacturing facilities in several countries outside of the United States. In 2012, we sold products in approximately 100 countries other than the United States. Foreign net sales, which are attributed based upon the location of our subsidiary responsible for the sale, were approximately 19% and 20% of consolidated net sales for 2012 and 2011, respectively. Our foreign operations are subject to a number of risks and uncertainties, including the following:

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
December 31, 2012

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

The recent European debt crisis could have a material adverse effect on our European operations.

The recent European debt crisis and related European financial restructuring efforts have contributed to instability in the global credit markets and may cause the value of the Euro to further deteriorate. If global economic and market conditions, or economic conditions in Europe, the United States or other key markets remain uncertain or deteriorate further, the value of the Euro could decline and the credit market may weaken. The general financial instability in the stressed European countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. If this were to occur, it could adversely affect our European customers and suppliers and in turn may have a materially adverse effect on our European business and results of operations.

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
December 31, 2012

A decline in our relations with key distributors and dealers, loss of major customers or failures or delays in collecting payments from major customers may negatively impact our business.

Our operations depend upon our ability to maintain relations with our independent distributors and dealers and we do not typically enter into long-term contracts with them. If our key distributors or dealers are unwilling to continue selling our products, or if any of them merge with or are purchased by a competitor, we could experience a decline in sales. If we are unable to replace such distributors or dealers or otherwise replace the resulting loss of sales, our business, results of operations and cash flows could be adversely affected. For example, an affiliated group of distributors of our RHC products reduced the amount of products which they bought from us by approximately $2.0 million (or 7%) in 2012 as compared to 2011. For 2012, approximately 48% of our consolidated net sales were made through our independent distributors and dealers, and our largest distributor or dealer accounted for approximately 3% of consolidated net sales for 2012.

In addition, the loss of one or more of our other major customers, or a substantial decrease in such customers' purchases from us, could have a material adverse effect on our results of operations and cash flows. Because we do not generally have binding long-term purchasing agreements with our customers, there can be no assurance that our existing customers will continue to purchase products from us. Our largest customer (other than a distributor or dealer) accounted for approximately 4% and 5% of consolidated net sales for 2012 and 2011, respectively.

Labor disruptions or cost increases could adversely affect our business.

A work stoppage at one of our facilities could cause us to lose sales, incur increased costs and adversely affect our ability to meet customers’ needs. A plant shutdown or a substantial modification to employment terms (including the collective bargaining agreements affecting our unionized employees) could result in material gains or losses or the recognition of an asset impairment. As collective bargaining agreements expire and until negotiations are completed, it is not known whether we will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions, including labor stoppages. At December 31, 2012, approximately 4.8% of our employees were unionized, and from time to time we experience union organizing efforts directed at our non-union employees. We may also experience labor cost increases or disruptions in our non-union facilities in circumstances where we must compete for employees with necessary skills and experience or in tight labor markets.

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

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

The development, manufacture, sale and use of our products involves risks of product liability and warranty claims, including personal injury and property damage arising from fire, soot, mold and carbon monoxide. We currently carry insurance and maintain reserves for potential product liability claims. However, our insurance coverage may be inadequate if such claims do arise, and any liability not covered by insurance could have a material adverse effect on our business. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims, and incurred but not reported claims, as of the reporting date. To date, we have been able to obtain insurance in amounts we believe to be appropriate to cover such liability. However, our insurance premiums may increase in the future as a consequence of conditions in the insurance business generally, or our situation in particular. Any such increase could result in lower profits or cause us to reduce our insurance coverage. In addition, a future claim may be brought against us, which would have a material adverse effect on us. Any product liability claim may also include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. Our product liability insurance policies have limits that, if exceeded, may result in material costs that would have an adverse effect on future profitability. In addition, warranty claims are generally not covered by our product liability insurance. Further, any product liability or warranty issues may adversely affect our reputation as a manufacturer of high-quality, safe products and could have a material adverse effect on our business.

Product recalls or reworks may adversely affect our financial condition, results of operations and cash flows.

In the event we produce a product that is alleged to contain a design or manufacturing defect, we could be required to incur costs involved to recall or rework that product. While we have undertaken several voluntary product recalls and reworks over the past several years, additional product recalls and reworks could result in material future costs. Many of our products, especially certain models of bath fans, range hoods, and residential furnaces and air conditioners, have a large installed base, and any recalls and reworks related to products with a large installed base could be particularly costly. The costs of product recalls or reworks are not generally covered by insurance. In addition, our reputation for safety and quality is essential to maintaining market share and protecting our brands. Any recalls or reworks may adversely affect our reputation as a manufacturer of high-quality, safe products and could have a material adverse effect on our financial condition, results of operations and cash flows. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Risks and Uncertainties,” Item 7 of Part II, to this report.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

Our business operations could be significantly disrupted if we lost members of our management team.

Our success depends to a significant degree upon the continued contributions of our executive officers, key employees and consultants, both individually and as a group. Our future performance will be substantially dependent on our ability to retain and motivate them. The loss of the services of any of our executive officers, key employees or consultants could prevent us from successfully executing our business strategy.

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

We may experience delays or outages in our information technology system and computer networks.

We, like most companies, may be subject to information technology system failures and network disruptions. These may be caused by delays or disruptions due to system updates, natural disasters, malicious attacks, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break−ins, or similar events or disruptions. Our businesses may implement enterprise resource planning systems or add applications to replace outdated systems and to operate more efficiently. Predictions regarding benefits resulting from the implementation of these projects are subject to uncertainties. We may not be able to successfully implement the projects without experiencing difficulties. In addition, any expected benefits of implementing projects might not be realized or the costs of implementation might outweigh the benefits realized.

Volatility in the capital markets could necessitate increased cash contributions by us to our pension plans to maintain required levels of funding.

Volatility in the capital markets may have a significant impact on the funding status of our defined benefit pension plans. If the performance of the capital markets depresses the value of our defined benefit pension plan assets or increases the liabilities, our plans may be underfunded and we would have to make contributions to the pension plans. The amount of contributions we may be required to make to our pension plans in the future is uncertain and could be significant, which may have a material impact on our results of operations.

Future tax law changes or the interpretation of existing tax laws may materially impact our effective income tax rate and the resolution of unrecognized tax benefits.

Our businesses are subject to income taxation in the U.S. as well as internationally. It is possible that future income tax legislation may be enacted that could have a material adverse impact on our worldwide income tax provision. We are routinely audited by income tax authorities in many jurisdictions. Although we believe that the recorded tax estimates are reasonable and appropriate, there are significant uncertainties in these estimates. As a result, the ultimate outcome from any audit could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material adverse effect on earnings between the period of initial recognition of tax estimates in our financial statements and the point of ultimate tax audit settlement.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

Risks Related to Our Indebtedness:

Our substantial debt could negatively impact our business, prevent us from fulfilling outstanding debt obligations and adversely affect our financial condition.

We have a substantial amount of debt. At December 31, 2012, we had approximately $1,101.0 million of total debt outstanding, which is net of approximately $5.3 million of net unamortized debt premium. The terms of our outstanding debt, including our 8.5% Senior Notes due 2021 (the “8.5% Notes”), our 10% Senior Notes due 2018 (the "10% Notes"), our $300.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) and our senior secured term loan ("Term Loan Facility") limit, but do not prohibit, us from incurring additional debt. If additional debt is added to current debt levels, the related risks described below could intensify.

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

The agreements that govern the terms of our debt, including the respective indentures that govern our 8.5% Notes and our 10% Notes and the credit agreements that govern our ABL Facility and Term Loan Facility, contain covenants that restrict our ability and the ability of our subsidiaries to, among other things:

•	incur additional indebtedness;

•	pay dividends or make other payment or distributions;

•	make loans or investments;

•	incur certain liens;

•	enter into transactions with affiliates; and

•	consolidate, merge or sell assets.

There are limitations on our ability to incur the full $300.0 million of commitments under the ABL Facility. Availability is limited to the lesser of the borrowing base under the ABL Facility and $300.0 million. As of March 7, 2013, we had no outstanding borrowings and approximately $13.4 million in outstanding letters of credit under the ABL Facility. Based on the borrowing base calculations as of January 2013, at March 7, 2013, we had excess availability of approximately $243.1 million under the ABL Facility and approximately $211.0 million of excess availability before triggering the cash deposit requirements.

We will be required to deposit cash daily from our material deposit accounts (including all concentration accounts) into collection accounts maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit, if (i) excess availability (as defined in the ABL Facility) falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing. In addition, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

four quarter basis of not less than 1.0 to 1.0. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control. A breach of any of these covenants could result in a default under the ABL Facility.

A breach of the covenants under the indentures that govern our 8.5% Notes and 10% Notes or the credit agreements that govern the ABL Facility and the Term Loan Facility could result in an event of default under the applicable indenture or credit agreement. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the ABL Facility would permit the lenders under the ABL Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our ABL Facility or Term Loan Facility, the lenders to the ABL Facility or the Term Loan Facility, respectively, could proceed against the collateral granted to them to secure that indebtedness. In the event our noteholders or lenders accelerate the repayment of our borrowings, we can provide no assurances that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns;

•	unable to compete effectively or to take advantage of new business opportunities; or

•	unable to grow in accordance with our plans.

We may be unable to generate sufficient cash to service all of our indebtedness and other liquidity requirements and may be forced to take other actions to satisfy such requirements, which may not be successful.

We will be required to repay all amounts outstanding under our ABL Facility in 2017, our Term Loan Facility in 2017, our 10% Notes by 2018 and our 8.5% Notes by 2021. At December 31, 2012, we had outstanding borrowings under these obligations of approximately $1,078.0 million (excluding net unamortized debt premium of approximately $6.5 million). We are currently obligated to make periodic interest payments under the 8.5% Notes, the 10% Notes, the Term Loan Facility and the ABL Facility, as well as make periodic interest and principal payments relating to other indebtedness of our subsidiaries. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

On February 14, 2013, we announced that we had signed a definitive agreement to acquire 2GIG Technologies, Inc. (“2GIG”) from APX Group, Inc. Under the terms of the agreement, we will pay approximately $135.0 million for all of the outstanding common stock of 2GIG on a cash and debt free basis. The acquisition is expected to be financed with a combination of cash-on-hand and borrowing under Nortek's ABL Facility.

For further information regarding our yearly contractual obligations and sources of liquidity, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", Item 7 of Part II, to this report.

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
December 31, 2012

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

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

Our significant stockholder may exert significant influence over us. Their interests may not coincide with yours and they may make decisions with which you may disagree.

Funds affiliated with Ares own, in the aggregate, approximately 39.3% of the voting power of our outstanding common stock as of March 7, 2013 and other stockholders also own significant portions of our common stock. As a result, these stockholders, acting individually or together, control substantially all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. In addition, this concentration of equity ownership may delay or prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

Further, our bylaws and certificate of incorporation allow a majority of our stockholders to take action by written consent, rather than at an annual or special meeting of stockholders. These provisions generally allow our stockholders to act quickly.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

ITEM 2.	PROPERTIES.

Set forth below is a brief description of the location and general character of the principal administrative and manufacturing facilities and other material real properties of our continuing operations, all of which we consider to be in satisfactory repair as of December 31, 2012. All properties are owned, except for those indicated by an asterisk (*), which are leased under operating leases and those with a double asterisk (**), which are leased under capital leases.

Location	Description	Approximate Square Feet

Residential Ventilation Segment:
Hartford, Wisconsin	Manufacturing/Warehouse/Administrative	538,000	(2)
Hartford, Wisconsin	Warehouse	130,000	*
Mississauga, ONT, Canada	Manufacturing/Warehouse/Administrative	110,000
Fabriano, Italy	Warehouse/Administrative	12,000
Cerreto D’Esi, Italy	Manufacturing/Warehouse/Administrative	174,000
Cleburne, Texas	Manufacturing/Warehouse/Administrative	215,000	(2)
Drummondville, QUE, Canada	Manufacturing/Warehouse/Administrative	126,000
Drummondville, QUE, Canada	Manufacturing/Warehouse/Administrative	41,000	*
Chenjian, Huizhou, PRC	Manufacturing/Warehouse/Administrative/Other	198,000
San Francisco, California	Warehouse/Administrative	35,000	*
Gliwice, Poland	Manufacturing/Warehouse/Administrative	162,000	(1)
Tecate, Mexico	Manufacturing/Warehouse/Administrative	204,000	*
Alameda, California	Warehouse/Administrative	37,000	*

Technology Solutions Segment:
Xiang, Bao An County, Shenzhen, PRC	Manufacturing/Warehouse/Administrative/Other	410,000	*
Chaiwan, Hong Kong	Administrative	13,000	*
Lexington, Kentucky	Warehouse/Administrative	36,000	*
Carlsbad, California	Warehouse/Administrative	86,000	*
Vista, California	Warehouse	70,000	*
Riverside, California	Administrative	82,000	*
Grand Rapids, Michigan	Manufacturing/Warehouse/Administrative	89,000	*
Petaluma, California	Warehouse/Administrative	66,000	*
Tallahassee, Florida	Warehouse/Administrative	71,000	(2)
Summerville, South Carolina	Warehouse/Administrative	162,000	*
New Milford, Connecticut	Warehouse/Administrative	17,000	**
Los Angeles, California	Warehouse/Administrative	28,000	*
Erlanger, Kentucky	Warehouse/Administrative	18,000	*
Margate, Kent, United Kingdom	Manufacturing/Warehouse/Administrative	10,000

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

Location	Description	Approximate Square Feet

Display Mount Solutions Segment:
St. Paul, Minnesota	Manufacturing/Warehouse/Administrative	102,000	(2)
Dongguan City, Guangdong, PRC	Manufacturing/Warehouse/Administrative	159,000	*
Amersfoort, The Netherlands	Manufacturing/Warehouse/Administrative	20,000	*
Phoenix, Arizona	Manufacturing/Warehouse/Administrative	51,000	*

Residential Heating and Cooling Segment:
O’Fallon, Missouri	Warehouse/Administrative	70,000	*
St. Louis, Missouri	Warehouse	103,000	*
Boonville, Missouri	Manufacturing	250,000	(2)
Boonville, Missouri	Warehouse/Administrative	150,000	(1)
Poplar Bluff, Missouri	Manufacturing/Warehouse	725,000	**
Dyersburg, Tennessee	Manufacturing/Warehouse	368,000	**
Miami, Florida	Warehouse/Administrative	111,000	*
Guaynabo, Puerto Rico	Warehouse	15,000	*

Custom & Engineered Solutions Segment:
St. Leonard d’Aston, QUE, Canada	Manufacturing/Administrative	95,000	*
Saskatoon, Saskatchewan, Canada	Manufacturing/Administrative	59,000	*
Holland, Michigan	Manufacturing/Administrative	45,000	*
Oklahoma City, Oklahoma	Manufacturing/Administrative	127,000	(2)
Okarche, Oklahoma	Manufacturing/Warehouse/Administrative	228,000	(2)
Springfield, Missouri	Manufacturing/Warehouse/Administrative	113,000	*
Anjou, QUE, Canada	Manufacturing/Administrative	127,000	*
Edenbridge, Kent, United Kingdom	Administrative	41,000	*
Fenton, Stoke-on-Trent, United Kingdom	Manufacturing/Administrative	104,000	*
Tualatin, Oregon	Manufacturing/Warehouse/Administrative	315,000	*
Eden Prairie, Minnesota	Administrative	30,000	*

Other:
Providence, RI	Corporate Headquarters	28,000	*

(1)	These facilities are pledged as security under various subsidiary debt agreements.

(2)
These facilities are pledged as first priority security under our senior secured term loan ("Term Loan Facility") and as second priority under our $300.0 million senior secured asset-based revolving credit facility (the “ABL Facility”).

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

ITEM 3.	LEGAL PROCEEDINGS.

Other Legal Proceedings

The Company is subject to numerous federal, state and local laws and regulations, including environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company believes that it is in substantial compliance with the material laws and regulations applicable to it. The Company is involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by the Company after a release has occurred. In other instances, the Company may be partially liable under law or contract to other parties that have acquired businesses or assets from the Company for past practices relating to hazardous substances management. The Company believes that all such claims asserted against it, or such obligations incurred by it, will not have a material adverse effect upon the Company’s financial condition or results of operations. Expenditures in 2012, 2011 and 2010 to evaluate and remediate such sites were not material. While the Company is able to reasonably estimate certain of its contingent losses, the Company is unable to reasonably estimate the amount or range of possible losses in connection with identified or yet to be identified remedial actions due, among other reasons, to: (i) uncertainties surrounding the nature and application of environmental regulations, (ii) the Company’s lack of information about additional sites where it may be identified as a PRP, (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation is joint and several, each PRP is potentially wholly liable for other PRP’s that become insolvent or bankrupt. Thus, the solvency of other PRP’s could directly affect the Company’s ultimate aggregate clean-up costs. In certain circumstances, the Company’s liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

In addition to legal matters described above, the Company is named as a defendant in a number of legal proceedings, including a number of product liability lawsuits, incident to the conduct of its business.

The Company does not expect that any of the above described proceedings will have a material adverse effect, either individually or in the aggregate, on the Company's financial position, results of operations, liquidity or competitive position. See Note 6, “Commitments and Contingencies”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant
Pursuant to General Instruction G(3) to Form 10-K, the following description of our executive officers is included as an unnumbered item in Part I of this report in lieu of being included in our definitive proxy statement for our annual meeting of stockholders. Set forth below are the name, age, present title, and certain other information for each of our executive officers as of March 8, 2013. Each executive officer is appointed by the Company's Board of Directors and holds his/her office until the earlier of his/her death, resignation, retirement, disqualification or removal.

Name	Age	Positions with the Company
Michael J. Clarke	58	President, Chief Executive Officer and Director
Almon C. Hall	66	Senior Vice President and Chief Financial Officer
Kevin W. Donnelly	58	Senior Vice President, General Counsel and Secretary
Edward J. Cooney	65	Senior Vice President and Treasurer

Mr. Clarke has been President and Chief Executive Officer and a director of the Company since joining the Company on December 30, 2011. From January 2006 until his appointment as the Company's Chief Executive Officer, Mr. Clarke served as President, FlexInfrastructure and Group President of Integrated Network Solutions of Flextronics International, Ltd, a publicly traded provider of design and electronics manufacturing services to original equipment manufacturers.

Each of Messrs. Hall, Donnelly and Cooney has served in the same or substantially similar executive positions with the Company for at least the past five years. Messrs. Hall, Donnelly and Cooney were executive officers at the Company when it filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of the Bankruptcy Code on October 21, 2009.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Prior to November 2011, our common stock was listed for trading on the OTC:QB under the symbol “NTKS”. The OTC:QB is not a securities exchange registered with the SEC under Section 6 of the Exchange Act. The following table sets forth the high and low sales prices per share of our common stock, as traded on the OTC:QB, during the first three quarters of 2011.

2011 Quarter Ended	High	Low
April 2, 2011	$45.25	$37.26
July 2, 2011	$45.00	$35.96
October 1, 2011	$35.00	$20.00

Our common stock began trading on the NASDAQ Global Market ("NASDAQ") under the trading symbol “NTK” on November 15, 2011. The following table sets forth the high and low sale prices for our common stock as reported by NASDAQ for the periods indicated:

2011 Quarter Ended	High	Low
December 31, 2011	$40.00	$20.00

2012 Quarter Ended	High	Low
March 31, 2012	$44.96	$26.00
June 30, 2012	$58.38	$39.25
September 29, 2012	$55.83	$48.94
December 31, 2012	$67.74	$54.49

Holders

As of March 7, 2013, there were approximately 167 holders of record of our common stock and an unknown number of additional beneficial owners whose shares are held through brokerage firms or other institutions.

Dividends

We did not pay any cash dividends on our common stock in 2012 or 2011, and we do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Furthermore, the agreements that govern the terms of our debt, including the respective indentures that govern our 8.5% Notes and our 10% Notes, and the credit agreements that govern our ABL Facility and Term Loan Facility, restrict our ability to pay dividends. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Adequacy of Liquidity Sources” and “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources  - Debt Covenant Compliance”, Item 7 of Part II of this report, for further information regarding restrictions on our ability to pay dividends. In addition, the declaration of any future cash dividends and, if declared, the amount of any such dividends, will be subject to our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and to the discretion of our Board of Directors.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the Russell 2000 Index and the Dow Jones US Building Materials & Fixtures Index for the period commencing November 15, 2011 (the first day our common stock began “when-issued” trading on the Nasdaq) through December 31, 2012. Index data was furnished by Dow Jones & Co. and Russell Investments Group. The graph assumes that $100 was invested on November 15, 2011 in each of our common stock, the Russell 2000 Index, and the Dow Jones US Building Materials & Fixtures Index and that all dividends were reinvested.

COMPARISON OF 13 MONTH CUMULATIVE TOTAL RETURN*
Among Nortek, Inc., the Russell 2000 Index, and the Dow Jones US Building Materials & Fixtures Index
$350
$300
$250
$200
$150
$100
$50
$0
11/11
11/11
12/11
1/12
2/12
3/12
4/12
5/12
6/12
7/12
8/12
9/12
10/12
11/12
12/12
Nortek, Inc.
Russell 2000
Dow Jones US Building Materials & Fixtures

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the fourth quarter of 2012.

Purchases of Equity Securities by Issuer and Affiliated Purchases

None.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The table below summarizes our selected consolidated financial information as of and for the periods indicated. You should read the following selected consolidated financial data together with our consolidated financial statements, Item 8 of Part II, to this report, the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources”, Item 7 of Part II, to this report, and the section entitled “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters” included in Item 5 of Part II, to this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Successor				Predecessor
	For the Years Ended			Period from	Period from	For the Year
	December 31,			Dec. 20, 2009 -	Jan. 1, 2009 -	Ended Dec. 31,
	2012	2011	2010	Dec. 31, 2009	Dec. 19, 2009	2008
	(In millions except per share amounts and ratios)
Consolidated Summary of Operations:
Net sales	$2,201.3	$2,140.5	$1,899.3	$44.0	$1,763.9	$2,269.7
Pre-petition reorganization items	—	—	—	—	(22.5)	—
Goodwill impairment charge	—	—	—	—	(284.0)	(710.0)
Operating earnings (loss)	127.6	63.1	70.6	(1.2)	(203.4)	(610.0)
Earnings (loss) before gain on reorganization items, net and provision (benefit) for income taxes	24.8	(76.2)	(25.0)	(4.8)	(338.8)	(753.8)
Gain on reorganization items, net	—	—	—	—	619.1	—
Net earnings (loss)	9.5	(55.9)	(13.4)	(3.4)	195.3	(780.7)
Earnings (loss) per share:
Basic (1)	$0.63	$(3.70)	$(0.89)	$(0.23)	$65,100.00	$(260,233.33)
Diluted (1)	$0.61	$(3.70)	$(0.89)	$(0.23)	$65,100.00	$(260,233.33)

Financial Position and Other Financial Data:
Unrestricted cash, investments and marketable securities	$144.7	$58.2	$57.7	$89.6	$86.7	$182.2
Working capital (2)	348.0	317.5	330.5	320.8	323.3	352.7
Total assets	1,888.1	1,941.9	1,973.1	1,620.9	1,645.4	1,982.3
Total debt —
Current	3.1	33.4	17.8	49.9	53.8	53.9
Long-term	1,097.9	1,111.1	1,101.8	835.4	835.4	1,545.5
Current ratio (3)	1.9:1	1.8:1	1.9:1	1.9:1	1.9:1	1.8:1
Debt to equity ratio (4)	11.7:1	14.2:1	7.1:1	5.2:1	5.2:1	—
Depreciation and amortization expense, including non-cash interest	89.3	99.9	93.8	6.2	103.2	76.9
Capital expenditures (5)	25.0	21.1	19.8	0.5	17.9	25.4
Stockholders’ investment (deficit)	94.2	80.4	158.8	170.1	172.0	(219.8)

(1)	See Note 11, "Earnings (Loss) per Share", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

(2)	Working capital is computed by subtracting current liabilities from current assets.

(3)	Current ratio is computed by dividing current assets by current liabilities.

(4)	Debt to equity ratio is computed by dividing total debt by total stockholders’ investment.

(5)	Includes capital expenditures financed under capital leases of approximately $0.9 million for the year ended December 31, 2012 .

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements”. When used in this discussion and throughout this document, words such as “intend,” “plan,” “estimate,” “believe,” "will," "could," "may," "seek,", “anticipate” and “expect” or other similar expressions are intended to identify forward-looking statements, which are provided "safe harbor" protection under the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood and aluminum) and purchased components, freight costs, the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets, interest rates, employment levels, inflation, foreign currency fluctuations, consumer spending levels, exposure to foreign economies, the rate of sales growth, prices, and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise (except as required by applicable securities laws). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company in this annual report on Form 10-K, including without limitation statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the risk factors described in Item 1A, and any further disclosures the Company makes on related subjects in its 10-Q and 8-K reports filed with the Securities and Exchange Commission (the “SEC”).

Executive Overview

We are a global, diversified company whose many market-leading brands deliver broad capabilities and a wide array of innovative, technology-driven products and solutions for lifestyle improvement at home and at work. Our five reporting segments are as follows:

•	the Residential Ventilation (“RESV”) segment,

•	the Technology Solutions (“TECH”) segment,

•	the Display Mount Solutions ("DMS") segment,

•	the Residential Heating and Cooling (“RHC”) segment, and

•	the Custom & Engineered Solutions (“CES”) segment.

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

The RESV segment, formerly known as the Residential Ventilation Products ("RVP") segment, primarily manufactures and sells room and whole house ventilation and other products, primarily for the professional remodeling and replacement markets, the residential new construction market, and the do-it-yourself market. The principal products sold by this segment include kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units), and indoor air quality products.  Sales of our kitchen range hoods and exhaust fans within the RESV segment accounted for approximately 11.6% and 10.0%, respectively, of consolidated net sales for 2012, approximately 11.9% and 9.2%, respectively, of consolidated net sales in 2011 and approximately 14.1% and 10.3%, respectively, of consolidated net sales in 2010.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

The TECH segment, formerly known as the Technology Products segment, manufactures and distributes a broad array of products designed to provide convenience and security for residential and certain commercial applications. The principal product categories sold in this segment include audio/video distribution and control equipment, and security and access control products. Sales of security and access control products accounted for approximately 53%, 54% and 50% of total TECH segment net sales in 2012, 2011 and 2010, respectively.

The DMS segment, which was previously reported as part of the Technology Products segment, manufactures and distributes a broad array of products designed with ergonomic features including wall mounts, desk mounts, arms, carts, workstations, and stands that attach to or support a variety of display devices such as computer monitors, notebook computers and flat panel displays. Sales of our digital display mounting and mobility products within the DMS segment accounted for approximately 12.9% and 12.7% of consolidated net sales in 2012 and 2011, respectively, and prior to 2011, did not account for more than 10% of consolidated net sales.

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

The CES segment, formerly known as the Commercial Air Solutions ("CAS") segment, manufactures and sells custom-designed and engineered heating, ventilating and air conditioning products and systems that meet customer specifications. The principal products sold by the segment are air handlers and large custom rooftop cooling and heating products. Sales of our commercial air handlers within the CES segment accounted for approximately 14.6%, 11.4% and 10.9% of consolidated net sales in 2012, 2011 and 2010, respectively.

On March 11, 2013, our Board of Directors approved new operational improvement initiatives and efforts to rationalize our global manufacturing and distribution capacity. See "- Liquidity and Capital Resources - Operational Improvement Initiatives” below.

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

Fourth Quarter 2012 Debt Transactions

As discussed further below in “Liquidity and Capital Resources,” on October 18, 2012, we issued $235.0 million aggregate principal amount of 8.5% Senior Notes due 2021 (the “New 8.5% Notes”) at an issue price of 107.125% of principal, plus accrued interest from October 15, 2012. The New 8.5% Notes were offered as additional notes under the indenture pursuant to which we previously issued $500.0 million aggregate principal amount of 8.5% Senior Notes due 2021 (the "Original 8.5% Notes"). We received approximately $251.7 million of gross proceeds in connection with the issuance of the New 8.5% Notes, which were used to pay down an equal amount of aggregate principal of our Term Loan Facility. We used cash on hand to pay accrued interest of approximately $1.8 million related to the Term Loan Facility and to pay underwriting, legal, and accounting fees of approximately $4.7 million related to the issuance of the New 8.5% Notes. The redemption of the Term Loan Facility resulted in a pre-tax loss of approximately $6.4 million in the fourth quarter of 2012.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

Industry Overview

Critical factors affecting our future performance, including our level of sales, profitability, and cash flows are the levels of residential remodeling and replacement activity, and new residential and non-residential construction activity. The level of new construction activity and the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending, employment levels, and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these or other factors typically results in a decline in residential and non-residential new construction and, to a lesser extent, residential and non-residential remodeling and replacement spending, which would result in a decrease in our sales, profitability, and cash flows.

Instability in the credit and financial markets, troubles in the mortgage market, the level of unemployment, and the decline in home values could have a negative impact on residential and non-residential new construction activity, consumer disposable income, and spending on home remodeling and repairs. These factors could have an adverse effect on our operating results.

Changes in key industry activity affecting our businesses in the North America for 2012, 2011, and 2010 as compared to the prior year periods were as follows:

	Source of	% Increase (Decrease)
	Data	2012	2011	2010
Private residential construction spending	1	17%	(1)%	(3)%
Total U.S. housing starts	1	28%	4%	6%
Total Canadian housing starts	2	11%	2%	27%
New home sales	1	21%	(5)%	(14)%
Existing home sales	3	9%	2%	(4)%
Residential improvement spending	1	10%	2%	—%
Central air conditioning and heat pump shipments	4	2%	7%	—%
Gas furnace shipments	4	1%	(10)%	13%
Private non-residential construction spending	1	18%	(1)%	(24)%
Manufactured housing shipments	5	6%	3%	—%
Residential fixed investment spending	6	12%	(1)%	(4)%

Source of data:

(1)	U.S. Census Bureau

(2)	Canada Mortgage and Housing Corporation

(3)	National Association of Realtors

(4)	Air Conditioning, Heating and Refrigeration Institute

(5)	Institute for Building Technology and Safety

(6)	U.S. Bureau of Economic Analysis

In 2012, approximately 48% of consolidated net sales were made through independent distributors, dealers, wholesalers and similar channels, approximately 24% were to commercial HVAC markets, approximately 14% were to retailers (of which approximately 8% were sold to the four largest home center retailers), approximately 10% were private label sales and approximately 4% were to manufactured housing original equipment manufacturers and aftermarket dealers. Our largest distributor or dealer accounted for approximately 3% of consolidated net sales in 2012. Our largest customer (other than a distributor or dealer) accounted for approximately 4% of consolidated net sales for 2012.

Based on internal research and analysis, we estimate that approximately 60% to 65% of our consolidated 2012 net sales were related to the residential housing market. Our products that serve the residential housing market primarily include range hoods and bath fans sold by our RESV segment, central air conditioning and heating products sold by our RHC segment, and security and access control products and certain of the audio/video distribution and control products sold by our TECH segment. We believe that approximately 25% to 35% of our consolidated 2012 net sales to the residential housing market were related to new construction activity.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

Also based on internal research and analysis, we estimate that approximately 35% to 40% of our consolidated 2012 net sales were related to non-residential applications including healthcare and educational institutions. Our products that serve the non-residential market primarily include air handlers and other heating and cooling products sold by our CES segment, digital mounting and mobility products sold by our DMS segment, and certain of the audio/video distribution and control products sold by our TECH segment. We believe that approximately 30% to 40% of our consolidated 2012 net sales to the non-residential market were related to new construction activity.

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

During the past three years, the following have been our major purchases, expressed as a percentage of consolidated net sales, of raw materials and purchased components:

	For the Year Ended December 31,
	2012	2011	2010
Steel	4%	5%	5%
Motors	4%	4%	5%
Compressors	2%	2%	4%
Copper	2%	2%	2%
Electrical	1%	2%	2%
Packaging	1%	1%	2%
Plastics	1%	1%	1%
Aluminum	1%	1%	1%

Outlook

For 2013, we expect activity in the residential and non-residential construction markets to be slightly up from the levels we experienced in 2012. During 2012, U.S. housing starts, as well as new and existing home sales, were up as compared to 2011. We believe, however, that it is premature to conclude that a sustainable housing recovery is under way as the United States and certain other countries still face relatively high unemployment levels, stricter mortgage lending practices, and consumers' expectations of longer term future housing price values are likely to decline rather than increase. These factors are likely to continue weighing on housing starts, housing prices, and sales of new and existing homes.

In addition, economic conditions such as high unemployment and weak consumer confidence, are having a continued unfavorable impact on the level of remodeling and replacement expenditures in our markets.

As discussed in "- Liquidity and Capital Resources - Operational Improvement Initiatives", we have begun operational improvement initiatives which we expect will result in significant improvements in efficiencies and reductions in operating costs and expenses, both in our manufacturing processes and in our administrative functions, which will better align us with the markets we serve and will improve our overall competitiveness.  While we will continue to closely manage our expenses and cash flow, we expect to continue  funding  these initiatives in 2013 and beyond.

With liquidity from cash on hand and borrowing availability under our revolving credit facility, we have the capability to benefit significantly from even a modest rebound in end-market demand.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

Acquisitions

We account for acquisitions under the purchase method of accounting and accordingly, the results of these acquisitions are included in our consolidated results from the date of their acquisition. We have made the following acquisitions since January 1, 2010:

Reporting Segment	Acquired Company	Acquisition Date	Primary Business of Acquired Company
TECH	Skycam, LLC ("Luxor")	July 6, 2010	Distribution and sale of security cameras and digital video recorders via the internet.
DMS	Ergotron, Inc.	December 17, 2010 *	Design, manufacture and sale of innovative, ergonomic mounting and mobility products for computer monitors, notebooks and flat panel displays in the United States and other parts of the world.
TECH	TV One Broadcast Sales Corporation; Barcom (UK) Holdings Limited; and Barcom Asia Holdings, LLC	April 28, 2011	Design, manufacture and sale of a complete range of video signal processing products for the professional audio/video and broadcast markets.

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

As previously disclosed, on February 14, 2013, we announced that we had signed a definitive agreement to acquire 2GIG Technologies, Inc. ("2GIG"), an innovative designer and manufacturer of residential security and home automation systems. The transaction is expected to close by the first half of 2013. We expect to include 2GIG in our TECH segment.

Critical Accounting Estimates

This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP"). Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based upon our historical experience, current trends and other information available, as appropriate. If actual conditions are different from those assumptions used in our judgments, actual results could be materially different from our estimates. Our critical accounting policies are discussed below.

Revenue Recognition, Accounts Receivable and Related Expenses

We generally recognize sales based upon shipment of products to customers and have procedures in place at each of our subsidiaries to ensure that an accurate cut-off is obtained for each reporting period. We consider revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. Revenue is recognized upon passage of title and risk of loss to customers, unless we are required to provide additional services, and provided we can form an estimate for sales returns. When a sale arrangement involves training, installation, or other deliverables, the arrangement is evaluated to determine whether it represents a multiple element arrangement. We recognize revenue on such multiple-element arrangements in accordance with Accounting Standards Update ("ASU") No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU 2009-13"), based on the estimated selling price of each element. In accordance with ASU 2009-13, we use vendor-specific objective evidence (“VSOE”), if available, to determine the selling price of each element. If VSOE is not available, we use third-party evidence or our best estimated selling price to determine the selling price for each element.

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
December 31, 2012

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

Provisions for the estimated allowance for doubtful accounts are recorded in selling, general and administrative expense, net ("SG&A"). The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as changes in economic conditions, past due and nonperforming accounts, bankruptcies or other events affecting particular customers. We also periodically evaluate the adequacy of our allowance for doubtful accounts recorded in our consolidated balance sheet as a further test to ensure the adequacy of the recorded provisions. The analysis for allowance for doubtful accounts often involves subjective analysis of a particular customer’s ability to pay. As a result, significant judgment is required in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. We believe that our procedures for estimating such amounts are reasonable.

Inventory Valuation

We value inventories at the lower of the cost or market with approximately 28% of our inventory at December 31, 2012 valued using the last-in, first-out (“LIFO”) method and the remainder valued using the first-in, first-out (“FIFO”) method. See Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements included elsewhere in this report. In connection with both LIFO and FIFO inventories, we record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities, and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. We believe that our procedures for estimating such amounts are reasonable.

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
December 31, 2012

to the actual filed tax return amounts, although there may be reclassifications between the current and long-term portion of the deferred tax accounts.

Goodwill

Evaluation of Goodwill Impairment

Our accounting for acquired goodwill requires considerable judgment in the valuation thereof, and the ongoing evaluation of potential impairment. Goodwill is not amortized. Instead, it is evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including a significant adverse change in the business climate, among others. We have set the annual evaluation date as of the first day of our fiscal fourth quarter. The reporting units evaluated for goodwill impairment have been determined to be the same as our operating segments. Only the RESV, DMS, and TECH reporting units have goodwill and, therefore, are the only reporting units that currently are required to be evaluated for goodwill impairment.

In 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-8”), which introduced an optional qualitative assessment for testing goodwill impairment. Under ASU 2011-8, if we conclude that it is more likely than not that the fair value of a reporting unit exceeds the carrying amount, we are not required to perform the annual quantitative two-step impairment test under ASC Topic 350, Goodwill and Other (“ASC 350”). We adopted ASU 2011-8 in 2011 and used the qualitative assessment approach in connection with our 2012 annual impairment evaluation for the RESV and DMS reporting units, and our 2011 annual impairment evaluation for the RESV, DMS and TECH reporting units.

The following analyses were performed in connection with the 2012 and 2011 annual qualitative assessment under ASU 2011-8 and are performed, if necessary, on an interim basis in order to determine if it is more likely than not that the fair value of any of our applicable reporting units are below the respective carrying amounts:

•
We review public information from competitors and other industry information to determine if there are any significant adverse trends in our competitors' businesses, such as significant declines in market capitalization or significant goodwill impairment charges that could be an indication that the goodwill of our reporting units is potentially impaired.

•
We review changes in our market capitalization and overall enterprise valuation to determine if there are any significant decreases that could be an indication that the valuation of our reporting units has significantly decreased.

•
We review, and update if necessary, our long-term 5-year financial projections and compare them to the prior long-term 5-year projections to determine if there has been a significant adverse change that could materially lower our prior valuation conclusions under both the discounted cash flow (“DCF") approach and the earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple approach.

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
December 31, 2012

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

The Step 1 fair value estimation includes a combination of a DCF approach and an EBITDA multiple approach. The DCF approach requires that we forecast future cash flows of the reporting unit(s) and discount the cash flow stream(s) based upon a WACC rate that is derived, in part, from comparable companies within similar industries. The DCF calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit. The EBITDA multiple approach requires that we estimate certain valuation multiples of EBITDA derived from comparable companies and apply those derived EBITDA multiples to the applicable reporting unit EBITDA for the selected EBITDA measurement periods. We then evaluate what we believe to be the appropriate weighted average of the DCF approach and the EBITDA multiple approach in order to arrive at our estimated fair value.

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

2012 Annual Impairment Test

We determined that it was appropriate for us to use the qualitative assessment approach under ASU 2011-8 for the 2012 annual goodwill impairment evaluation performed as of the first day of the fourth quarter based on the fact that the estimated fair values of the RESV and DMS derived in our valuation analysis continued to be significantly in excess of the carrying values. Based on the qualitative analysis performed, as described above, we determined that it was more likely than not that the fair value of each of these evaluated reporting units was greater than their carrying amounts as of the first day of the fourth quarter. Accordingly, we were not required to perform the two-step impairment test under ASC Topic 350 for 2012 for RESV and DMS.

For the 2012 annual impairment test for TECH, we estimated the fair value of the reporting unit using a weighted average of 50% for the DCF approach and 50% for the EBITDA approach, which we determined to be the most representative allocation for the estimate of the long-term fair value of the reporting unit. The TECH valuation assumed a taxable transaction, with a WACC of 16.9%, and EBITDA multiples in the range of 7.5x to 8.5x for the selected measurement periods of the latest twelve months through September 29, 2012, and forecasted 2012 and 2013. As the estimated fair value of TECH was greater than the carrying value, no Step 2 test for goodwill impairment was required.

We believe that our assumptions used to estimate the fair value of TECH as of the first day of the fourth quarter were reasonable. If different assumptions were used, particularly with respect to estimating future cash flows, weighted average costs of capital, and terminal growth rates, different estimates of fair value may have resulted. We estimate that the fair value of TECH would have needed to be reduced by approximately 19.5% to reduce the estimated fair value to an amount below the carrying value.

As of December 31, 2012, we determined that there were no indicators of impairment and, therefore, no interim impairment testing was required for the RESV, DMS, or TECH reporting units as of that date.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

2011 Annual Impairment Test

We determined that it was appropriate for us to use the qualitative assessment approach under ASU 2011-8 for the 2011 annual goodwill impairment evaluation based on the fact that the fair values of the RESV and TECH reporting units were significantly in excess of the carrying values in 2010 (see below), and the fact that substantially all of the DMS reporting unit was a recently completed acquisition. Based on the qualitative analysis performed, as described above, we determined that it was more likely than not that the fair value of each of the three evaluated reporting units was greater than their carrying amounts as of the first day of the fourth quarter. Accordingly, we were not required to perform the two-step impairment test under ASC Topic 350 for 2011.

As of December 31, 2011, we determined that there were no indicators of impairment and, therefore, no interim impairment testing was required for the RESV, DMS, or TECH reporting units as of that date.

2010 Annual Impairment Test

We performed our annual tests of goodwill impairment for 2010 as of October 3, 2010. The adoption of fresh-start accounting in 2009 resulted in a significant reduction in goodwill for RESV and the elimination of all remaining goodwill for TECH, RHC and CES. We acquired SkyCam LLC on July 6, 2010, which resulted in the recognition of approximately $7.3 million of goodwill that was included in our annual goodwill impairment testing as of October 3, 2010, in the TECH reporting unit. The acquisition of Ergotron, which resulted in estimated goodwill of approximately $131.4 million, occurred subsequent to the annual impairment testing and therefore the DMS reporting unit was not required to be included in the annual test.

As of October 3, 2010, the results of the Step 1 Tests indicated that the fair value of the RESV and TECH reporting units exceeded their carrying value and, therefore, that no additional goodwill impairment analysis was required.

As of December 31, 2010 we determined that there were no indicators of impairment and, therefore, no interim impairment testing was required for any of the reporting units with goodwill as of that date.

Other Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”), we evaluate the realizability of long-lived assets, which primarily consists of property and equipment and definite-lived intangible assets (the “ASC 360 Long-Lived Assets”), when events or business conditions warrant it, as well as whenever an interim goodwill impairment test is required under ASC 350. ASC 350 requires that the ASC 360 impairment test be completed, and any ASC 360 impairment be recorded, prior to performing the goodwill impairment test.

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

There were no long-lived asset impairment charges recorded during 2012, 2011 or 2010.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

Pensions and Post-Retirement Health Benefits

Our accounting for pensions, including supplemental executive retirement plans and post-retirement health benefit liabilities, requires estimates of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase and the assumed medical cost inflation rate. We utilize long-term investment-grade bond yields as the basis for selecting a discount rate by which plan obligations are measured. An analysis of projected cash flows for each plan is performed in order to determine plan-specific duration. Discount rates are selected based on high quality corporate bond yields of similar durations. These estimates require a significant amount of judgment as items such as stock market fluctuations, changes in interest rates, plan amendments, and curtailments can have a significant impact on the assumptions used and, therefore, on the ultimate final actuarial determinations for a particular year. We believe the procedures and estimates used in our accounting for pensions and post-retirement health benefits are reasonable and consistent with acceptable actuarial practices in accordance with U.S. generally accepted accounting principles.

Warranty

We sell a number of products and offer a number of warranties including, in some instances, extended warranties for which we receive proceeds. The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold. We estimate the costs that may be incurred under our warranties, with the exception of extended warranties, and record a liability for such costs at the time of sale. Deferred revenue from extended warranties is recorded at the estimated fair value and is amortized over the life of the warranty. The related deferred revenue is reviewed to ensure that the amount recorded is equal to or greater than estimated future costs. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim, and new product introduction. We periodically assess the adequacy of our recorded reserves for warranty claims and adjust the amounts as necessary. Warranty claims can extend far into the future. As a result, significant judgment is required in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. We believe that our procedures for estimating such amounts are reasonable.

Insurance Liabilities, including Product Liability

We record insurance liabilities and related expenses for health, workers compensation, product and general liability losses, and other insurance reserves and expenses in accordance with either the contractual terms of our policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent payments are expected to be made in the succeeding year, with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims, and incurred but not reported claims as of the reporting date. We consider historical trends when determining the appropriate insurance reserves to record. In certain cases where partial insurance coverage exists, we must estimate the portion of the liability that will be covered by existing insurance policies to arrive at our net expected liability. Receivables for insurance recoveries for product liability claims are recorded as assets, on an undiscounted basis, in the accompanying consolidated balance sheets. These recoveries are estimated based on the contractual arrangements with vendors and other third parties as well as historical trends. We believe that our procedures for estimating such amounts are reasonable.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

Contingencies

We are subject to contingencies, including legal proceedings and claims arising out of our business, that cover a wide range of matters including, among others, environmental matters, contract and employment claims, worker compensations claims, product liability, product recalls, warranty, and modification, adjustment or replacement of component parts of units sold. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.

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

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, we believe that the aggregate amount of such liabilities, if any, in excess of amounts provided or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies, or changes out of our control. See Note 6, “Commitments and Contingencies”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

Share-Based Compensation Expense

We measure share-based compensation expense at fair value in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”), and recognizes such expense over the vesting period of the share-based awards.

The estimated fair value of options granted is measured on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate for periods within the life of the option is based upon a blend of U.S. Treasury bond rates with maturities equal to the expected term of the options. Prior to December 2011, the expected term assumption was derived using a binomial model analysis. Commencing with grants made in December 2011, the expected term assumption was derived using the simplified method, as described in SEC Staff Accounting Bulletin Topic 14.D.2, "Share-Based Payment - Certain Assumptions Used in Valuation Methods". This change in estimation methodology did not have a material impact on the resulting estimated fair value of options granted. The expected volatility assumption is based upon the historical volatility of comparable public companies' stock as well as the implied volatility of outstanding options for the comparable companies that had such options. The dividend yield represents the expected dividends on the Company's common stock for the expected term of the option. To date, the expected dividend yield has been estimated at zero for all options measured.  A significant change in interest rates, stock volatility, or the Company's expected dividend rate would have a direct impact on the estimated fair value of options granted subsequent to such a change, and related expense.

The estimated fair value of restricted stock granted is based upon the closing price of the Company's stock on the date of grant.   In addition to restricted stock awards with time based vesting, the Company has also granted performance based awards.  Expense related to restricted stock awards with performance based vesting conditions is recognized as it becomes probable that the restricted shares will vest.  Certain of these awards have multi-year cumulative performance targets.    Changes in estimate with respect to the probability of vesting could have a significant effect upon the amount of expense recognized in a given period.

See Note 12, “Share-Based Compensation”, to the consolidated financial statements, Item 8 Part II, included elsewhere in this report for further information regarding our share-based compensation programs.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

Results of Operations

Our consolidated operating results for 2012, 2011 and 2010 were as follows:

	For the year ended December 31,						Change
	2012		2011		2010		2012 vs. 2011		2011 vs. 2010
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%	Amount	2011% - 2010%
	(Dollar amounts in millions)

Net Sales	$2,201.3	100.0%	$2,140.5	100.0%	$1,899.3	100.0%	$60.8	N/A %	$241.2	N/A %

Cost of Products Sold ("COGS"):
Material costs	1,035.4	47.0	1,029.9	48.1	917.2	48.3	5.5	(1.1)	112.7	(0.2)
Labor costs	125.8	5.7	122.6	5.7	110.2	5.8	3.2	—	12.4	(0.1)
Overhead costs	399.7	18.2	415.3	19.4	364.4	19.2	(15.6)	(1.2)	50.9	0.2
Total COGS	1,560.9	70.9	1,567.8	73.2	1,391.8	73.3	(6.9)	(2.3)	176.0	(0.1)
Gross profit	640.4	29.1	572.7	26.8	507.5	26.7	67.7	2.3	65.2	0.1
SG&A	468.5	21.3	464.8	21.8	399.9	21.1	3.7	(0.5)	64.9	0.7
Amortization of intangible assets	44.3	2.0	44.8	2.1	37.0	1.9	(0.5)	(0.1)	7.8	0.2
Operating earnings	127.6	5.8	63.1	2.9	70.6	3.7	64.5	2.9	(7.5)	(0.8)
Interest expense	(96.5)	(4.4)	(105.6)	(4.9)	(95.7)	(5.0)	9.1	0.5	(9.9)	0.1
Loss from debt retirement	(6.4)	(0.3)	(33.8)	(1.6)	—	—	27.4	1.3	(33.8)	(1.6)
Investment income	0.1	—	0.1	—	0.1	—	—	—	—	—
Earnings (loss) before provision (benefit) for income taxes	24.8	1.1	(76.2)	(3.6)	(25.0)	(1.3)	101.0	4.7	(51.2)	(2.3)
Provision (benefit) for income taxes	15.3	0.7	(20.3)	(1.0)	(11.6)	(0.6)	35.6	1.7	(8.7)	(0.4)
Net earnings (loss)	$9.5	0.4%	$(55.9)	(2.6)%	$(13.4)	(0.7)%	$65.4	3.0%	$(42.5)	(1.9)%

Depreciation and amortization	$83.7	3.8%	$93.9	4.4%	$91.7	4.8%	$(10.2)	(0.6)%	$2.2	(0.4)%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

Net sales by segment for 2012, 2011 and 2010 were as follows:

				Change
	For the year ended December 3,1,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
	(Dollar amounts in millions)

RESV	$598.3	$591.2	$602.7	$7.1	1.2%	$(11.5)	(1.9)%
TECH	422.7	455.2	396.9	(32.5)	(7.1)	58.3	14.7
DMS	284.6	280.6	66.7	4.0	1.4	213.9	*
RHC	381.8	378.6	470.5	3.2	0.8	(91.9)	(19.5)
CES	513.9	434.9	362.5	79.0	18.2	72.4	20.0
	$2,201.3	$2,140.5	$1,899.3	$60.8	2.8%	$241.2	12.7%

Operating earnings (loss) by segment for 2012, 2011 and 2010 were as follows:

				Change
	For the year ended December 3,1,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
	(Dollar amounts in millions)

RESV	$73.3	$32.6	$56.1	$40.7	* %	$(23.5)	(41.9)%
TECH	14.2	35.4	10.7	(21.2)	(59.9)	24.7	*
DMS	33.1	22.2	1.4	10.9	49.1	20.8	*
RHC	8.5	1.4	23.6	7.1	*	(22.2)	(94.1)
CES	42.9	12.0	5.7	30.9	*	6.3	*
	172.0	103.6	97.5	68.4	66.0	6.1	6.3
Executive severance	—	(8.7)	—	8.7	*	(8.7)	*
Unallocated	(44.4)	(31.8)	(26.9)	(12.6)	(39.6)	(4.9)	(18.2)
	$127.6	$63.1	$70.6	$64.5	* %	$(7.5)	(10.6)%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

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

Year ended December 31, 2012 as compared to the year ended December 31, 2011

RESV Segment

The operating results for the RESV segment for 2012 and 2011 were as follows:

	For the year ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$598.3	100.0%	$591.2	100.0%	$7.1	N/A %

COGS:
Material costs	252.2	42.1	257.3	43.5	(5.1)	(1.4)
Labor costs	33.4	5.6	36.5	6.2	(3.1)	(0.6)
Overhead costs	122.4	20.5	140.6	23.8	(18.2)	(3.3)
Total COGS	408.0	68.2	434.4	73.5	(26.4)	(5.3)
Gross Profit	190.3	31.8	156.8	26.5	33.5	5.3
SG&A	101.7	17.0	108.9	18.4	(7.2)	(1.4)
Amortization of intangible assets	15.3	2.5	15.3	2.6	—	(0.1)
Operating earnings	$73.3	12.3%	$32.6	5.5%	$40.7	6.8%

Depreciation and amortization	$29.0	4.8%	$28.9	4.9%	$0.1	(0.1)%

Net sales in the RESV segment for 2012 reflect an increase of approximately $7.1 million from 2011. This increase in net sales is primarily attributable to improved pricing, partially offset by volume/mix decreases and decreases related to the effects of foreign exchange rates of approximately $5.7 million. Excluding the effect of changes in foreign currency exchange rates, net sales in the RESV segment for 2012 increased approximately $12.8 million as compared to 2011. Excluding the effect of changes in foreign currency exchange rates, North American sales in 2012 increased approximately $23.8 million, while net sales for the segment's European range hood business declined approximately $12.7 million. The increase in North American sales is primarily attributable to increases in U.S. sales of approximately $22.3 million and Canadian sales of approximately $1.5 million. Price increases and industry wide increases in new housing starts, new and existing home sales, as well as residential construction and investment

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

spending, during 2012 as compared to 2011, contributed to the overall increase in sales during the period. The decline in the European range hood business is primarily attributable to the discontinuation of low margin business.

The decrease in the percentage of COGS to net sales in 2012 primarily reflects a decrease in severance and other charges related to exit and disposal activities of approximately $12.9 million and a decrease in product liability expense of $9.4 million as compared to 2011. The impact of increased sales prices, the effect of changes in product mix and lower production costs also contributed to the decrease in COGS as a percentage of net sales during 2012. COGS for 2012 also includes a decrease of approximately $5.7 million related to the effect of changes in foreign currency exchange rates.

The decrease in SG&A as a percentage of net sales for 2012 is primarily attributable to cost reduction measures implemented at the RESV's European subsidiary serving the kitchen range hood market in conjunction with the Company's overall plan to reduce costs and improve production efficiencies at the subsidiary. SG&A for 2012 includes a decrease in net foreign exchange losses of approximately $3.5 million related to transactions, including intercompany debt not indefinitely invested in the Company's subsidiaries. During 2011, SG&A included a charge of approximately $2.2 million related to severance and other charges related to exit and disposal activities.

TECH Segment

The operating results for the TECH segment for 2012 and 2011 were as follows:

	For the year ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$422.7	100.0%	$455.2	100.0%	$(32.5)	N/A %

COGS:
Material costs	215.5	51.0	228.3	50.2	(12.8)	0.8
Labor costs	4.7	1.1	3.8	0.8	0.9	0.3
Overhead costs	49.5	11.7	48.0	10.5	1.5	1.2
Total COGS	269.7	63.8	280.1	61.5	(10.4)	2.3
Gross Profit	153.0	36.2	175.1	38.5	(22.1)	(2.3)
SG&A	128.6	30.4	129.8	28.5	(1.2)	1.9
Amortization of intangible assets	10.2	2.4	9.9	2.2	0.3	0.2
Operating earnings	$14.2	3.4%	$35.4	7.8%	$(21.2)	(4.4)%

Depreciation and amortization	$14.6	3.5%	$15.5	3.4%	$(0.9)	0.1%

As noted above, the DMS segment was previously reported as part of the TECH segment. Prior periods have been restated to conform to the current year presentation.

The decrease in net sales for 2012 is primarily attributable to lower volumes, including lower sales to a large security customer of approximately $35.0 million, and a decrease in sales of approximately $4.8 million related to the closure of a certain subsidiary within the segment, partially offset by increased sales related to the impact of a prior year acquisition of approximately $6.1 million during 2012.

We completed, or are in the process of combining, the operations of certain subsidiaries within the segment in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth.  We expect that the combination of these subsidiaries will not only result in meaningful cost savings and efficiencies, but will also provide potential for improved

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

customer focus as sales teams and marketing resources can be concentrated to support a smaller portfolio of products. In connection with the combination of these businesses, management has identified certain products that are either redundant or not competitive and, therefore, have been or will be discontinued. Cost of goods sold in 2012 includes approximately $2.4 million to reduce inventory values for these products to their expected net realizable amounts. In addition, SG&A in 2012 includes approximately $3.7 million of severance and other exit costs in connection with the combinations. We anticipate recording additional expenses of between approximately $4.0 million and $5.0 million related to these activities.

COGS in 2012 includes a charge to overhead costs of approximately $3.7 million relating to the decision to discontinue development of a product. This decision was based on the less than expected interest in this product and the availability of competing products within the TECH segment that are expected to have greater market potential. The charge is comprised of reserves to reduce remaining inventories to their net realizable value, costs to cancel open purchase orders, costs of products returned, and the accelerated depreciation of tooling equipment.

COGS for 2012 also includes the impact of a prior year acquisition of approximately $2.4 million and, for 2011, includes approximately $4.9 million of additional warranty expense primarily related to a certain security customer. As noted in the above table, the percentage of COGS to net sales increased for 2012, primarily as a result of an increase in material and overhead costs as a percentage of net sales. The increase in material costs as a percentage of net sales is mainly attributable to the mix of products sold. The increase in overhead costs primarily relates to the items discussed above, coupled with a decrease in net sales without a proportionate decrease in costs due to the fixed nature of certain overhead costs

The increase in SG&A as a percentage of net sales for 2012 is primarily the result of the impact of a prior year acquisition of approximately $3.4 million, an increase in severance and other charges relating to exit and disposal activities of approximately $2.7 million, and approximately $2.9 million of increased spending levels for product development. These increases were partially offset by the result of cost reductions associated with combining the operations of certain subsidiaries within the segment, discussed earlier.

DMS Segment

The operating results for the DMS segment for 2012 and 2011 were as follows:

	For the year ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$284.6	100.0%	$280.6	100.0%	$4.0	N/A %

COGS:
Material costs	125.4	44.1	126.2	45.0	(0.8)	(0.9)
Labor costs	4.4	1.5	4.2	1.5	0.2	—
Overhead costs	49.2	17.3	54.5	19.4	(5.3)	(2.1)
Total COGS	179.0	62.9	184.9	65.9	(5.9)	(3.0)
Gross Profit	105.6	37.1	95.7	34.1	9.9	3.0
SG&A	60.4	21.2	60.6	21.6	(0.2)	(0.4)
Amortization of intangible assets	12.1	4.3	12.9	4.6	(0.8)	(0.3)
Operating earnings	$33.1	11.6%	$22.2	7.9%	$10.9	3.7%

Depreciation and amortization	$17.4	6.1%	$24.2	8.6%	$(6.8)	(2.5)%

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

Net sales in the DMS segment increased approximately $4.0 million during 2012 as compared to 2011. This increase is attributable to increased sales volume of the segment's branded products primarily in the Americas and Asia Pacific regions, while European sales were relatively flat. In addition, direct sales to original equipment manufacturer ("OEM") customers were higher due to sales of new products and increased volume of existing products. These increases were partially offset by the planned withdrawal from low-margin OEM indirect business.

As noted in the above table, COGS as a percentage of net sales decreased in 2012 as compared to 2011. COGS for 2011 (specifically the first quarter of 2011) included approximately $7.3 million of non-cash charges related to the amortization of fair value allocated to inventory (which is included in depreciation and amortization expense) with no corresponding charge in 2012. The remaining change in COGS as a percentage of net sales for 2012 is primarily due to a decrease in material costs as a percentage of net sales due, in part, to changes in the relative mix of products sold.

The decrease in SG&A as a percentage of net sales is primarily the result of cost reductions related to synergies arising from the combination of two companies within this segment.

RHC Segment

The operating results for the RHC segment for 2012 and 2011 were as follows:

	For the year ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$381.8	100.0%	$378.6	100.0%	$3.2	N/A %

COGS:
Material costs	230.7	60.4	232.3	61.4	(1.6)	(1.0)
Labor costs	12.7	3.3	13.0	3.4	(0.3)	(0.1)
Overhead costs	74.1	19.5	76.9	20.3	(2.8)	(0.8)
Total COGS	317.5	83.2	322.2	85.1	(4.7)	(1.9)
Gross Profit	64.3	16.8	56.4	14.9	7.9	1.9
SG&A	55.0	14.4	54.2	14.3	0.8	0.1
Amortization of intangible assets	0.8	0.2	0.8	0.2	—	—
Operating earnings	$8.5	2.2%	$1.4	0.4%	$7.1	1.8%

Depreciation and amortization	$10.6	2.8%	$12.8	3.4%	$(2.2)	(0.6)%

The increase in net sales for 2012 is primarily the result of additional private label sales to a specific customer during 2012, the effect of increased sales prices effective June 15, 2011, introduction of new products, and the addition of several new distribution customers. These increases were offset somewhat by the impact of the mild winter weather experienced over much of the country during the first quarter of 2012, and an increase in first quarter 2011 sales to certain customers serving the residential site-built market for use as replacement products, among others.

The decrease in COGS as a percentage of net sales is primarily the result of a decrease in material costs as a percentage of net sales, primarily the result of engineered product cost reductions, lower prices related to the purchase of steel, copper, and aluminum, as well as increased sales prices. Overhead for 2012 includes a decrease of approximately $2.8 million of depreciation expense. The remaining decrease in overhead as a percentage of net sales is primarily the result of improved operational efficiencies and an increase in net sales without a proportionate increase in costs due to the fixed nature of certain overhead costs, partially offset by higher freight costs.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

The increase in SG&A as a percentage of net sales for 2012 is primarily due to increases in product development spending and investments in strategic sales and marketing initiatives designed to drive sales through our independent distributors. These were partially offset by a decrease in product liability expense of approximately $1.2 million as compared to 2011 as a result of favorable claims settlement during 2012.

CES Segment

The operating results for the CES segment for 2012 and 2011 were as follows:

	For the year ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$513.9	100.0%	$434.9	100.0%	$79.0	N/A %

COGS:
Material costs	211.6	41.2	185.8	42.7	25.8	(1.5)
Labor costs	70.6	13.7	65.1	15.0	5.5	(1.3)
Overhead costs	104.5	20.3	95.3	21.9	9.2	(1.6)
Total COGS	386.7	75.2	346.2	79.6	40.5	(4.4)
Gross Profit	127.2	24.8	88.7	20.4	38.5	4.4
SG&A	78.4	15.3	70.8	16.3	7.6	(1.0)
Amortization of intangible assets	5.9	1.2	5.9	1.3	—	(0.1)
Operating earnings	$42.9	8.3%	$12.0	2.8%	$30.9	5.5%

Depreciation and amortization	$11.9	2.3%	$12.3	2.8%	$(0.4)	(0.5)%

Net sales in the CES segment for 2012 reflect a decrease of approximately $1.6 million attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the CES segment for 2012 increased approximately $80.6 million.  This increase in net sales is primarily the result of increased shipment levels of air handlers, clean room equipment and packaged equipment in the U.S. market.  Backlog for CES products expected to be filled within the next twelve months was approximately $213.4 million at December 31, 2012 and approximately $260.0 million at December 31, 2011.  This decrease in backlog since December 31, 2011 is the result of the fulfillment of orders in process at the end of 2011 and was expected due to several large orders placed in 2011 that did not repeat in 2012, coupled with a slowdown in the incoming order rate reflecting a slower non-residential construction market since the beginning of the year.

The decrease in material costs as a percentage of net sales in 2012 is the result of changes in product mix, and lower costs relating to the purchase of steel, copper, and aluminum. This decrease in material costs partially offsets lower pricing in 2012. The decrease in labor costs as a percentage of net sales for 2012 primarily reflects improved efficiencies and a slight change in mix to higher margin products. The decrease in overhead as a percentage of net sales for 2012 is primarily due to higher sales volume without a proportionate increase in overhead, as well as product and process improvements made at several companies. COGS for 2012 also includes costs of approximately $1.2 million relating to the relocation of equipment to a new facility and a decrease of approximately $1.3 million related to the effect of changes in foreign currency exchange rates.

The decrease in SG&A as a percentage of net sales for 2012 is primarily due to an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses and includes the effect of approximately $2.7 million in higher provision for bad debts in 2012.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

Unallocated

Operating Loss. Unallocated operating loss was approximately $44.4 million in 2012 as compared to approximately $40.5 million for 2011. Unallocated operating loss for 2011 included approximately $8.7 million of severance expense related to the retirement of a Company executive.  Offsetting this decrease were increases primarily related to management compensation expense and expanded executive staffing, including non-cash equity based compensation expense associated with our improved financial results, and increased outside consulting fees relating to a program of operational initiatives which commenced in the second half of 2012 and are continuing in 2013. As described in "- Liquidity and Capital Resources" later in this section, we are in the process of identifying and implementing a number of initiatives intended to reduce costs and improve efficiencies, both in manufacturing and administrative areas, to improve our competitiveness and better align us with the markets we serve. In connection with these initiatives, we have added certain professionals and consultants with expertise in leading and implementing such initiatives. These initiatives, and the associated expenses, will continue throughout 2013 and 2014 and the process of implementing certain of these initiatives, particularly with respect to relocating and rationalizing our manufacturing capacity, will continue at least into 2015. We view these initiatives as transformational and important to our ability to sustain a competitive advantage well into the future.

Interest Expense

Interest expense decreased approximately $9.1 million, or approximately 8.6%, during 2012 as compared to 2011.  This decrease primarily reflects the impact of our debt refinancing transactions over the last two years as noted in the paragraphs below and the pay down of our ABL Facility.

Loss from Debt Retirement

As noted previously, on October 18, 2012, we issued $235.0 million aggregate principal amount of the “New 8.5% Notes” at an issue price of 107.125% of principal, plus accrued interest from October 15, 2012. The New 8.5% Notes were offered as additional notes under the indenture pursuant to which we previously issued $500.0 million aggregate principal amount of the Original 8.5% Notes. We received approximately $251.7 million of gross proceeds in connection with the issuance of the New 8.5% Notes, which were used to pay down an equal amount of aggregate principal of our Term Loan Facility. We used cash on hand to pay accrued interest of approximately $1.8 million related to the Term Loan Facility and to pay underwriting, legal, and accounting fees of approximately $4.7 million related to the issuance of the New 8.5% Notes. The redemption of the Term Loan Facility resulted in a pre-tax loss of approximately $6.4 million in the fourth quarter of 2012.

On April 26, 2011, we issued our Original 8.5% Notes in an aggregate principal amount of $500.0 million and entered into the Term Loan Facility. We received approximately $848.2 million of gross proceeds in connection with the issuance of the Original 8.5% Notes and Term Loan Facility. We used approximately $825.0 million of these net proceeds to repurchase or redeem all of the 11% Senior Secured Notes due 2013 (the "11% Notes"), which included approximately $753.3 million of aggregate outstanding principal balance, approximately $37.8 million of tender and redemption premiums and approximately $33.9 million of accrued but unpaid interest. The redemption of the 11% Notes resulted in a pre-tax loss of approximately $33.8 million in the second quarter of 2011.

Provision (Benefit) for Income Taxes

The provision for income taxes for 2012 was approximately $15.3 million as compared to a benefit from income taxes of approximately $20.3 million for 2011. Compared to the United States federal statutory rate of 35%, the effective income tax rate of approximately 61.7% for 2012 reflects an increase in the valuation allowances related to certain deferred tax assets, state tax expense, and nondeductible expenses, partially offset by a decrease due to the effect of foreign operations. The effective income tax rate of a benefit of approximately 26.6% for 2011 differs from the United States federal statutory rate of a benefit of 35% principally as a result of an increase in the valuation allowance related to certain current year tax losses and the effect of foreign activities, partially offset by changes in the state income tax benefit, net of federal income tax effect.

We have U.S. federal and state net operating loss carryforwards that offset substantially all of our domestic taxable income. As a result, our expected cash tax liability is substantially less than our financial statement tax expense. The tax liability for 2012 and 2011 was approximately $10.4 million and $10.5 million, respectively, of which approximately $8.5 million and $8.6 million, respectively, relates to income tax attributable to our foreign subsidiaries. At December 31, 2012, we had an estimated U.S Federal income tax loss carryforward of approximately $26.0 million.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

Foreign Net Sales and Operating Earnings

Net sales and earnings derived from international markets are subject to economic, political, and currency risks, among others.

Foreign net sales, which are attributed based on the location of our subsidiary responsible for the sale, were approximately 18.8% and 19.7% of consolidated net sales for 2012 and 2011, respectively.  Net sales from our Canadian subsidiaries were approximately 11.3% and 10.7% of consolidated net sales for 2012 and 2011, respectively.  Net sales from our Canadian subsidiaries include net sales from the RESV and CES segments.  Net sales from our European subsidiaries were approximately 6.9% and 7.6% of consolidated net sales for 2012 and 2011, respectively.  Net sales from our European subsidiaries include net sales from all segments, with the exception of our RHC segment.

Operating earnings of foreign operations, consisting primarily of the results of operations of our Canadian and European subsidiaries, were approximately 16.2% and 3.4% of consolidated operating earnings (before unallocated and corporate expenses) for 2012 and 2011, respectively.

Year ended December 31, 2011 as compared to the year ended December 31, 2010

RESV Segment

The operating results for the RESV segment for 2011 and 2010 were as follows:

	For the year ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$591.2	100.0%	$602.7	100.0%	$(11.5)	N/A %

COGS:
Material costs	257.3	43.5	254.0	42.2	3.3	1.3
Labor costs	36.5	6.2	37.6	6.2	(1.1)	—
Overhead costs	140.6	23.8	135.5	22.5	5.1	1.3
Total COGS	434.4	73.5	427.1	70.9	7.3	2.6
Gross Profit	156.8	26.5	175.6	29.1	(18.8)	(2.6)
SG&A	108.9	18.4	102.5	17.0	6.4	1.4
Amortization of intangible assets	15.3	2.6	17.0	2.8	(1.7)	(0.2)
Operating earnings	$32.6	5.5%	$56.1	9.3%	$(23.5)	(3.8)%

Depreciation and amortization	$28.9	4.9%	$34.6	5.7%	$(5.7)	(0.8)%

Net sales in the RESV segment for 2011 reflect an increase of approximately $9.0 million attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the RESV segment for 2011 decreased approximately $20.5 million as compared to 2010. Excluding the effect of changes in foreign currency exchange rates, North American sales decreased approximately $11.6 million, while net sales for the segment's European range hood business declined approximately $9.2 million as compared to 2010. The decline in North American sales is primarily attributable to industry wide declines in residential construction and investment spending, as well as new home sales during 2011. The decline in the European range hood business is primarily attributable to the continued global economic downturn. Kitchen range hoods and bathroom exhaust fans are the largest product categories sold in the RESV segment, accounting for approximately 79% of the RESV segment's total sales for both 2011 and 2010, respectively.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

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

COGS in the RESV segment for 2011 also reflects (1) approximately $14.7 million of severance and other charges relating primarily to exit and disposal activities, (2) a decrease in product liability expense of approximately $8.2 million as compared to 2010 as a result of favorable settlement of claims primarily in the fourth quarter of 2011, (3) an increase of approximately $7.8 million related to the effect of changes in foreign currency exchange rates, and (4) a decrease in depreciation expense of approximately $2.8 million as compared to 2010. COGS for 2010 includes, among others, (1) a reduction in warranty reserves of approximately $4.1 million due to a change in estimate resulting from favorable experience related to claims management improvements, (2) a charge of approximately $1.9 million related to a product safety upgrade program, and (3) approximately $1.4 million in non-cash charges related to the amortization of fair value allocated to inventory with no corresponding charge in 2011. Product liability expense in the RESV segment was approximately $4.7 million and $12.9 million for 2011 and 2010, respectively.

TECH Segment

The operating results for the TECH segment for 2011 and 2010 were as follows:

	For the year ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$455.2	100.0%	$396.9	100.0%	$58.3	N/A %

COGS:
Material costs	228.3	50.2	190.6	48.0	37.7	2.2
Labor costs	3.8	0.8	3.2	0.9	0.6	(0.1)
Overhead costs	48.0	10.5	45.8	11.5	2.2	(1.0)
Total COGS	280.1	61.5	239.6	60.4	40.5	1.1
Gross Profit	175.1	38.5	157.3	39.6	17.8	(1.1)
SG&A	129.8	28.5	137.5	34.6	(7.7)	(6.1)
Amortization of intangible assets	9.9	2.2	9.1	2.3	0.8	(0.1)
Operating earnings	$35.4	7.8%	$10.7	2.7%	$24.7	5.1%

Depreciation and amortization	$15.5	3.4%	$23.1	5.8%	$(7.6)	(2.4)%

As noted previously, the DMS segment was previously reported as part of the TECH segment. Prior periods have been restated to conform to the current year presentation.

In the TECH segment, net sales for 2011 increased approximately $58.3 million, or 14.7%, as compared to 2010.  The effect of acquisitions contributed approximately $17.5 million of net sales in 2011. Increased sales of security and access control products, including the addition of a new customer to the segment in 2010, also contributed to the overall increase in net sales in the TECH segment for 2011. An increase in volume related to a certain customer contributed approximately $46.0 million in additional net sales during 2011 as compared to 2010. See "- Liquidity and Capital Resources - Risks and Uncertainties". Partially offsetting these increases in net sales were slight declines in sales of audio/video distribution and control products.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

Sales of security and access control products accounted for approximately 54% and 50% of total TECH segment net sales in 2011 and 2010, respectively. Sales of audio/video distribution and control products accounted for approximately 46% and 50% of total TECH segment net sales in 2011 and 2010, respectively.

COGS for 2011 includes an increase of approximately $7.8 million related to acquisitions made in 2011 and 2010 (including approximately $0.2 million in non-cash charges related to the amortization of fair value allocated to inventory). Excluding the effect of acquisitions, the increase in the percentage of COGS to net sales for 2011 was primarily the result of an increase in material costs as a percentage of net sales, partially offset by a decrease in overhead costs as a percentage of net sales.

In the TECH segment, COGS for 2011 also includes approximately $4.9 million of additional warranty expense related to a certain customer. In the TECH segment, COGS for 2010 also includes (1) approximately $8.4 million in non-cash charges related to the amortization of fair value allocated to inventory and (2) a gain of approximately $3.0 million related to the reversal of previously provided loss contingency reserves related to one of our subsidiaries within the segment.

SG&A for 2010 reflects approximately $4.3 million of severance and other charges related to the closure of certain facilities in the TECH segment.

DMS Segment

The operating results for the DMS segment for 2011 and 2010 were as follows:

	For the year ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$280.6	100.0%	$66.7	100.0%	$213.9	N/A %

COGS:
Material costs	126.2	45.0	34.6	51.9	91.6	(6.9)
Labor costs	4.2	1.5	—	—	4.2	1.5
Overhead costs	54.5	19.4	14.9	22.3	39.6	(2.9)
Total COGS	184.9	65.9	49.5	74.2	135.4	(8.3)
Gross Profit	95.7	34.1	17.2	25.8	78.5	8.3
SG&A	60.6	21.6	15.8	23.7	44.8	(2.1)
Amortization of intangible assets	12.9	4.6	—	—	12.9	4.6
Operating earnings	$22.2	7.9%	$1.4	2.1%	$20.8	5.8%

Depreciation and amortization	$24.2	8.6%	$1.2	1.8%	$23.0	6.8%

The changes from 2010 to 2011 principally reflect the acquisition of Ergotron in December 2010. As such, a detailed discussion is not meaningful.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

RHC Segment

The operating results for the RHC segment for 2011 and 2010 were as follows:

	For the year ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$378.6	100.0%	$470.5	100.0%	$(91.9)	N/A %

COGS:
Material costs	232.3	61.4	284.2	60.4	(51.9)	1.0
Labor costs	13.0	3.4	16.7	3.6	(3.7)	(0.2)
Overhead costs	76.9	20.3	89.0	18.9	(12.1)	1.4
Total COGS	322.2	85.1	389.9	82.9	(67.7)	2.2
Gross Profit	56.4	14.9	80.6	17.1	(24.2)	(2.2)
SG&A	54.2	14.3	56.1	11.9	(1.9)	2.4
Amortization of intangible assets	0.8	0.2	0.9	0.2	(0.1)	—
Operating earnings	$1.4	0.4%	$23.6	5.0%	$(22.2)	(4.6)%

Depreciation and amortization	$12.8	3.4%	$16.1	3.4%	$(3.3)	—%

The decrease in net sales was primarily driven by lower demand due to overall economic conditions and the continued depressed housing market, as well as substantially lower shipments to certain customers during 2011 as compared to 2010. An affiliated group of distribution customers in this segment accounted for approximately $40.8 million of the decline in net sales in 2011 as compared to 2010. We believe that the overall decrease in 2011 was also driven in part by air conditioning sales during the last four months of 2010 to customers serving the residential site-built market for use as replacement products due to uncertainty, at the time, of product availability subsequent to January 1, 2011. As a result of these sales, we believe the segment experienced lower shipments in the first half of 2011 as these customers worked down their inventory levels. In addition, we estimate that other shipments of between approximately $3.5 million and $5.0 million were shipped to customers in the fourth quarter of 2010 that would have otherwise been shipped during the first quarter of 2011 primarily due to announced price increases effective January 1, 2011. In addition, consumer tax credits that expired at the end of 2010 tended to pull forward demand for high efficiency furnaces and air conditioning systems into 2010. With a less attractive tax credit available to consumers in 2011 the segment experienced a shift in demand to more entry level products with lower selling prices. These decreases were partially offset by the effect of increased sales prices effective January 1, 2011 and June 15, 2011 and the addition of several new distribution customers.

The increase in COGS as a percentage of net sales for 2011 primarily reflects an increase in overhead costs as a percentage of net sales, and to a lesser extent also reflects an increase in material costs as a percentage of net sales. Overhead costs in the RHC segment for 2011 included a decrease in depreciation expense of approximately $3.2 million as compared to 2010, an increase in product liability expense of approximately $1.9 million as compared to 2010 resulting from a reduction in expense from favorable settlement of claims that occurred in 2010, and a decrease in non-cash charges related to the amortization of fair value allocated to inventory of approximately $0.4 million. The increase in material costs as a percentage of net sales is primarily the result of a change in the mix of products sold as discussed previously, partially offset by increased sales prices effective January 1, 2011 and June 15, 2011. Product liability expense was approximately $1.2 million of expense (of which approximately $0.4 million of income was recorded in COGS, and approximately $1.6 million of expense was recorded in selling, general and administrative expense, net) and $0.5 million of income (of which approximately $2.3 million of income was recorded in COGS, and approximately $1.8 million of expense was recorded in selling, general and administrative expense, net) for 2011 and 2010, respectively.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

CES Segment

The operating results for the CES segment for 2011 and 2010 were as follows:

	For the year ended December 31,
	2011		2010		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$434.9	100.0%	$362.5	100.0%	$72.4	N/A %

COGS:
Material costs	185.8	42.7	153.8	42.4	32.0	0.3
Labor costs	65.1	15.0	52.7	14.5	12.4	0.5
Overhead costs	95.3	21.9	79.2	21.8	16.1	0.1
Total COGS	346.2	79.6	285.7	78.7	60.5	0.9
Gross Profit	88.7	20.4	76.8	21.3	11.9	(0.9)
SG&A	70.8	16.3	61.1	16.9	9.7	(0.6)
Amortization of intangible assets	5.9	1.3	10.0	2.8	(4.1)	(1.5)
Operating earnings	$12.0	2.8%	$5.7	1.6%	$6.3	1.2%

Depreciation and amortization	$12.3	2.8%	$16.5	4.6%	$(4.2)	(1.8)%

Net sales in the CES segment for 2011 reflect an increase of approximately $5.8 million attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the CES segment for 2011 increased approximately $66.6 million.  This increase in net sales is primarily the result of increased shipment levels of air handlers in the U.S. market, net of lower prices on contracts negotiated in the second half of 2010 and delivered in the first quarter of 2011.  In the second and third quarters of 2011, delivery of contracts with increased prices over the prices in the first quarter of 2011 was also a factor.

The increase in COGS as a percentage of net sales for 2011 primarily reflects an increase in material and labor costs as a percentage of net sales due to lower sales prices negotiated on jobs in the second half of 2010 and delivered in the first quarter of 2011. The increase in direct labor as a percentage of net sales in 2011 is due, in part, to lower sales prices as noted above. In the CES segment, COGS for 2011 also includes an increase of approximately $4.9 million related to the effect of changes in foreign currency exchange rates and a decrease of approximately $1.0 million in product liability expense as compared to 2010 primarily as a result of the favorable settlement of claims.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

Unallocated

Operating Loss. Unallocated operating loss was approximately $40.5 million in 2011 as compared to approximately $26.9 million for 2010. Unallocated operating loss for 2011 included approximately $8.7 million of severance expense related to the retirement of a Company executive. The remaining increase was primarily related to higher management compensation expense and related benefits, principally non-cash equity based compensation expense, associated with our improved financial results and increased outside consulting fees relating to certain strategic reviews.

Interest Expense

Interest expense increased approximately $9.9 million, or approximately 10.3%, during 2011 as compared to 2010.  This increase is primarily due to the issuance of our 10% Notes, partially offset by a decrease in interest expense from the redemption of the 11% Notes through the issuance of $500.0 million in aggregate principal amount of the Original 8.5% Notes and entering into the Term Loan Facility.

Loss from Debt Retirement

On April 26, 2011, we successfully completed the private placement of the Original 8.5% Notes and entered into the Term Loan Facility. We borrowed $350.0 million aggregate principal under the Term Loan Facility at an interest rate of 5.25% on April 26, 2011, which resulted in net proceeds of approximately $348.2 million, after deducting an original issue discount of approximately $1.8 million. We received approximately $827.3 million of net proceeds in connection with the issuance of the Original 8.5% Notes and Term Loan Facility, after deducting approximately $20.9 million of underwriting commissions and legal, accounting and other expenses incurred. We used approximately $825.0 million of these net proceeds to repurchase or redeem all of the 11% Notes, which included approximately $753.3 million of aggregate outstanding principal balance, approximately $37.8 million of tender and redemption premiums and approximately $33.9 million of accrued but unpaid interest as of the redemption dates. In accordance with ASC 470-50, the redemption of the 11% Notes resulted in a pre-tax loss of approximately $33.8 million in the second quarter of 2011.

Provision (Benefit) for Income Taxes

The benefit from income taxes for 2011 was approximately $20.3 million as compared to approximately $11.6 million for 2010. The effective income tax rate benefit of approximately 26.6% for 2011 differs from the expected United States federal statutory rate benefit of 35% principally as a result of an increase in the valuation allowance related to certain current year tax losses, partially offset by changes in the state income tax provisions and the effect of foreign activities. The effective income tax rate benefit of approximately 46.4% for 2010 differs from the expected United States federal statutory rate benefit of 35% principally as a result of a tax benefit for capitalized research and development costs and a decrease in FIN 48 reserves, including interest, partially offset by an increase in the valuation allowances related to certain deferred tax assets and nondeductible expenses.

Foreign Net Sales and Operating Earnings

Net sales and earnings derived from international markets are subject to economic, political, and currency risks, among others.

Foreign net sales, which are attributed based on the location of our subsidiary responsible for the sale, were approximately 19.7% and 17.9% of consolidated net sales for 2011 and 2010, respectively.  Net sales from our Canadian subsidiaries were approximately 10.7% and 11.5% of consolidated net sales for 2011 and 2010, respectively.  Net sales from our Canadian subsidiaries include net sales from the RESV and CES segments.  Net sales from our European subsidiaries were approximately 7.6% and 6.4% of consolidated net sales for 2011 and 2010, respectively.  Net sales from our European subsidiaries include net sales from all segments, with the exception of our RHC segment.

Operating earnings (loss) of foreign operations, consisting primarily of the results of operations of our Canadian and European subsidiaries, were approximately 3.4% and (4.4)% of consolidated operating earnings (before unallocated and corporate expenses) for the 2011 and 2010, respectively.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

Liquidity and Capital Resources

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments, and debt repayments. Our principal sources of liquidity are cash flows from operations, existing unrestricted cash and cash equivalents, and the use of borrowings under our $300.0 million ABL Facility. The indentures related to our 10% Notes and 8.5% Notes, the credit agreements governing our ABL Facility and Term Loan Facility, and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends or make other payments or distributions, incur additional indebtedness, make loans or investments, incur certain liens, enter into transactions with affiliates, consolidate, merge or sell assets, and take certain other corporate actions. See Note 4, "Notes, Mortgage Notes and Obligations Payable" to the consolidated financial statements included elsewhere in this report and “- Debt Covenant Compliance” below.

We believe that our unrestricted cash and cash equivalents as of December 31, 2012, our estimated cash flows from our subsidiaries, and borrowings available under our ABL Facility will be sufficient to fund our operations, anticipated capital expenditures, including potential acquisitions, and debt repayment obligations through at least the next twelve months based on our current operating plan.

We believe that our primary long-term capital requirements relate to servicing and repaying our indebtedness. At December 31, 2012, we had outstanding $250.0 million in aggregate principal amount of the 10% Notes, $735.0 million in aggregate principal amount of the 8.5% Notes (excluding approximately $8.2 million of unamortized debt premium), $93.0 million in aggregate principal amount outstanding under the Term Loan Facility (excluding approximately $1.7 million of unamortized debt discount), and no amounts outstanding under the ABL Facility. In addition, we are currently obligated to make periodic interest payments under the 8.5% Notes, the 10% Notes, the Term Loan Facility and the ABL Facility, as well as make periodic interest and principal payments relating to other indebtedness of our subsidiaries. See “-Contractual Obligations” below for detail on our payment obligations under our indebtedness.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash in the future will be dependent upon, among other things, the performance of our operating segments, and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our ability to repay our outstanding indebtedness will also depend on our ability to access the capital markets in order to refinance all amounts outstanding under the 10% Notes, the 8.5% Notes, the ABL Facility and the Term Loan Facility, as we do not anticipate generating sufficient cash flow from operations to repay such amounts in full. There can be no assurance that funds will be available to us in the capital markets, together with cash generated from operations, in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Additionally, there can be no assurance that we will be able to refinance any of our indebtedness, including the 10% Notes, the 8.5% Notes, the ABL Facility and the Term Loan Facility, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. There can be no assurance that any such actions, if necessary, could be effected on commercially reasonable terms or at all.

Operational Improvement Initiatives

In the first half of 2012, we began operational improvement initiatives which we expect will result in significant improvements in efficiencies and reductions in operating costs and expenses, both in our manufacturing processes and in our administrative functions, which will better align us with the markets we serve and will improve our overall competitiveness. In addition to efficiencies and cost reductions, we expect that these initiatives will allow us to focus greater effort and resources on product development, marketing and sales, and customer service. Management considers these initiatives to be important to our ability to maintain and improve our position in many of our markets and to allow us to expand in certain other markets. These initiatives address a wide variety of key areas of operations, including, for example, (i) optimizing the number and location of manufacturing, warehousing and distribution facilities, (ii) optimizing our procurement sources and processes, (iii) determining the potential for leveraging administrative resources across various operating groups, (iv) combining and/or relocating individual operations to leverage common management, (v) implementing global information systems to facilitate communication and resource sharing in areas such as finance and human resources and (vi) introducing new products and expanding our presence in certain markets.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

Given the wide ranging impact of these initiatives, we have made or plan to make significant incremental investments in staffing, research and development projects and specialized consulting resources. For example, in 2012, we expanded our staff with senior individuals with expertise in pertinent, impacted operational areas such as information technology, human resources and supply chain management.  We have also engaged certain additional, third party resources with specialization in the areas of manufacturing rationalization, procurement, logistics and process optimization. The cost of these investments in external resources in 2012 approximated $5.4 million, and is expected to range from approximately $10 million to $12 million in 2013.

Manufacturing Capacity and Distribution Rationalization: Rationalization of our global manufacturing and distribution capacity is an important objective of the operational improvement initiatives. Currently, our manufacturing locations are primarily located throughout North America, Europe and China. We believe that consolidation and relocation of parts of our manufacturing operations to lower cost regions will provide significant cost reduction opportunities which are important to our future competitiveness. With the assistance of third party consultants, who have expertise in this area, we have reviewed our worldwide manufacturing footprint to identify the extent of such opportunities given the products and markets that comprise our business. In considering potential alternatives, we consider, among other things, the availability and cost of skilled labor, proximity to supply sources, customers and similar logistical concerns, and regulatory environments and level of support provided by local governments.

On March 11, 2013, in connection with the implementation of these new operational improvement initiatives and, in particular, our efforts to rationalize our global manufacturing capacity, our Board of Directors approved the following initiatives: (i) construction of two new manufacturing facilities on a campus in Mexico to be shared by our RHC and CES segments, which will provide an integrated manufacturing footprint for both RHC and CES; (ii) consolidation of two North American manufacturing facilities in the RHC segment into the new, shared facility in Mexico; and (iii) transfer of product manufacturing from certain manufacturing facilities in the CES segment to the new, shared campus in Mexico, as well as transferring and expanding parts and sub-assembly operations in Mexico. We expect that the total cost to complete these manufacturing relocation projects, which will impact approximately 10% of Nortek's global workforce, will approximate $45 million to $50 million, with cash expenditures to begin in the second quarter of 2013 and continue through fiscal year 2015. The total cost of these manufacturing relocation projects, substantially all of which will result in cash expenditures, will be primarily comprised of approximately $14 million to $15 million of machinery and equipment relocation and installation costs (including approximately $4 million of capital expenditures), approximately $12 million to $13 million of costs associated with duplicate overhead and inefficiencies during the relocation period, approximately $11 million to $12 million of employee-related costs, a substantial majority of which are related to the RHC segment, and approximately $8 million to $10 million of other associated costs, including approximately $3 million to $4 million of on-going higher inventory levels. In addition, in order to assure that product availability is not disrupted and that there is no deterioration in customer service levels, we expect to increase our investment in inventory by $12 million to $15 million during the transition period. Further, the Board approved expenditures of approximately $15 million in restructuring costs related to potential future footprint rationalization strategies.

One of the central factors needed to achieve our long term goals of creating a cost advantaged, scalable network that supports growth and innovation is to position our manufacturing operations where we can cost competitively manufacture product, as well as enhance our competitive capability with the ability to grow certain product lines and expand into new markets. We believe that consolidation and relocation of parts of our manufacturing capacity for the RHC and CES segments to Mexico will provide significant cost reduction opportunities. We expect these manufacturing relocation projects to generate cost savings as a result of reduced labor costs available in Mexico and from the leveraging of fixed overhead that will result from consolidating facilities. Our primary objective with respect to these initiatives is an improved competitive cost structure that will enable us to drive growth and profitability.

On March 11, 2013, in connection with our efforts to optimize supply chain performance, our Board of Directors also approved entry into a five-year agreement with a third party logistics service provider to outsource certain warehousing and distribution activities in our North American operating segments and facilitate the consolidation of North American warehousing distribution centers. We expect this process of outsourcing and consolidation, which will impact approximately 1% of Nortek's global workforce and reduce our warehousing and distribution footprint by approximately 39%, to cost approximately $8 million to $10 million to be incurred over a 12 month period commencing in our 2013 second quarter. This cost, substantially all of which will result in cash expenditures, is primarily comprised of approximately $4 million to $5 million of lease cancellation costs, approximately $2 million to $2.5 million of costs associated with systems implementation, approximately $1 million to $1.5 million of employee-related costs, and approximately $1 million of other associated costs. We expect these initiatives to generate cost savings as a result of moving to shared distribution centers and leveraging our scale by optimizing our shipments and consolidating our facilities.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

We expect that of the approximately $53 million to $60 million of costs related to the manufacturing relocation and warehousing and distribution consolidation  initiatives, approximately $20 million in restructuring expense will be incurred in 2013 with the remainder being incurred in 2014 and 2015.

Each of these manufacturing relocation projects and warehousing and distribution outsourcing and consolidation initiatives is aimed at optimizing our global manufacturing footprint and logistical structure to ensure that capacity is located in areas where customer service can be maximized.

Procurement and Sourcing: We believe that we have a significant opportunity to reduce our manufacturing material cost, as well as our indirect non-manufacturing costs, by optimizing our procurement sources and processes. While our current procurement functions are mostly disaggregated and autonomous throughout our various operations, we believe that consolidating supplier sources and negotiating terms and pricing in a uniform and centralized manner will allow us to leverage our scale which will result in more competitive costs and services from our suppliers. We have appointed a new senior executive to lead this important initiative, and we have engaged third party resources with expertise in procurement processes to assist us.

Combining Operations: In our TECH segment, we have combined a number of independently managed operations into common entities in order to leverage management costs, consolidate warehousing, distribution and administrative locations and share common information system platforms. Further, combining certain of these businesses allows us to rationalize product offerings, eliminate competing products among different operations, optimize product development and marketing costs, and provide greater focus and support to our customers. An example of such a consolidation of businesses in 2012 is the newly established “Core Brands” group within the TECH segment which was formed by combining three discrete companies with overlapping product offerings, sales and marketing organizations and physical locations. Likewise, the establishment of the Pro AV group in the TECH segment in 2013 allowed us to consolidate the management and operations of three companies into a single entity, providing the potential for cost reductions and improved customer focus and service levels, among other benefits.

Leveraging Resources and Sharing Systems: We believe implementing common information system platforms in certain areas and combining administrative functions when appropriate will allow us to improve efficiency and service levels and also reduce costs. An example of such an area is Human Resources. With a total workforce of approximately 9,400 on 5 continents, we believe a common Human Resource information platform will, among other things, allow us to synchronize human resource processes and policies, improve the management of compensation levels, improve utilization of specialized resources, share resources among different organizations, and provide greater opportunities for our worldwide workforce to grow and develop within the overall Nortek organization. We have identified and are in the process of implementing a common human resource information system platform, and we expect the implementation process will continue through 2014.

Product Development and Marketing: We have a number of strategies and initiatives across our segments which will require increased levels of spending in product development and marketing to support these plans.  Overall, in 2013 we expect to spend approximately $15 million to $20 million more than 2012 to support these initiatives.

Most of our operational improvement initiatives are medium to long term initiatives which we expect will be completed at various times through 2015. While the economic benefits of these initiatives are not quantifiable at this point and will not begin to be fully realized until well after these initiatives have been established, management believes these initiatives will provide significant benefits well into the future. We may incur additional costs to implement these initiatives, which may include the cost of relocating manufacturing and distribution locations (in addition to the facilities discussed above), retrofitting existing or building new facilities, reducing our work force, rationalizing or refreshing product lines, and other costs.  While we are not able to estimate such additional costs, if any, we believe that our initiatives will provide significant benefits and will create a foundation for growth and a sustainable competitive advantage well into the future. Restructurings, facility shutdowns and integration of operations involve numerous risks in their implementation including unforeseen costs, business disruption and management distraction, among others, and may be more costly than expected. As a result, there can be no assurance that the expected costs to be incurred in connection with these initiatives, including those above, or the economic benefits expected to be achieved, will occur as contemplated.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

Cash Flows

Our cash flows from operating, investing, and financing activities for 2012 and 2011, as reflected in the consolidated statements of cash flows included elsewhere herein, are summarized in the table below:

	2012	2011	Change
	(Dollar Amounts in millions)

Net cash provided by operating activities	$164.2	$80.9	$83.3
Net cash used in investing activities	(23.5)	(55.7)	32.2
Net cash used in financing activities	(54.2)	(24.7)	(29.5)
Net change in unrestricted cash and cash equivalents	$86.5	$0.5	$86.0

The change in net cash provided by operating activities was primarily the result of an increase in net earnings (after the exclusion of non-cash items) of approximately $53.0 million combined with an increase in changes in working capital of approximately $52.8 million, offset by a decrease in changes in other long-term assets and liabilities of approximately $22.5 million.

The decrease in net cash used in investing activities was primarily the result of a decrease in net cash paid for businesses acquired of approximately $28.3 million and an investment in a joint venture of approximately $5.3 million made during the first quarter of 2011, partially offset by an increase in capital expenditures of approximately $3.0 million. Capital expenditures were approximately $25.0 million (including a capitalized lease of approximately $0.9 million) and $21.1 million for 2012 and 2011, respectively.  Capital expenditures are expected to be between approximately $35 million and $45 million in 2013, excluding expenditures associated with the operational initiatives discussed previously.

The increase in net cash used in financing activities is primarily the result of cash provided during the second quarter of 2011 relating to our senior notes transaction of approximately $35.3 million and a decrease in borrowings of approximately $48.2 million, partially offset by a decrease in payments relating to outstanding borrowings of approximately $56.3 million.

As discussed earlier, we generally use cash flows from operations and, where necessary, borrowings to finance our capital expenditures and strategic acquisitions, to meet the service requirements of existing indebtedness, and for working capital and other general corporate purposes.

Outstanding Indebtedness

We had consolidated debt at December 31, 2012 of approximately $1,101.0 million consisting of the following:

(Amounts in millions)
8.5% Notes, net of premium	$743.2
10% Notes	250.0
Term Loan Facility, net of discount	91.3
ABL Facility	—
Long-term notes, mortgage notes and other indebtedness, net	15.8
Short-term bank obligations	0.7
$1,101.0

During 2012, we had a net decrease in our debt of approximately $43.5 million resulting primarily from a net decrease in borrowings under our ABL Facility of approximately $42.0 million, quarterly payments related to the Term Loan Facility of approximately $2.6 million, net payments relating to subsidiary debt of approximately $4.7 million, and a net decrease of approximately $1.7 million due to the fourth quarter 2012 debt transaction described below.  These decreases were partially offset by approximately

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

$7.5 million related to the effect of changes in foreign currency exchange rates, debt discount amortization and a non-cash addition related to capitalized leases. Our debt to equity ratio decreased from approximately 14.2:1 at December 31, 2011 to approximately 11.7:1 at December 31, 2012 primarily as a result of the net decrease in indebtedness as noted above and year to date earnings of approximately $9.5 million.

On June 13, 2012, we amended and extended our ABL Facility. The amendment lowers the interest rates and fees payable by Nortek and extends the maturity from December 17, 2015 to June 13, 2017. Additionally, certain provisions of the credit agreement have been amended to enhance Nortek's financial and operational flexibility. In conjunction with amending the ABL Facility, we incurred fees and expenses of approximately $1.2 million which have been included in deferred financing costs and will be recognized over the remaining term of the ABL Facility.

Fourth Quarter Debt Transactions

On October 18, 2012, we issued $235.0 million aggregate principal amount of the New 8.5% Notes at an issue price of 107.125% of principal, plus accrued interest from October 15, 2012. The New 8.5% Notes were offered as additional notes under the indenture pursuant to which we previously issued $500.0 million aggregate principal amount of the Original 8.5% Notes. The New 8.5% Notes have the same terms as the Original 8.5% Notes except that the New 8.5% Notes are subject to a separate registration rights agreement. Pursuant to the registration rights agreement with the initial purchasers of the New 8.5% Notes, we have agreed to file a registration statement with respect to an offer to exchange the New 8.5% Notes for registered notes with substantially similar terms on or before the 270th day after October 18, 2012, the date of issuance of the New 8.5% Notes, use our reasonable best efforts to cause such registration statement to become effective on or before the 360th day after October 18, 2012, and use our reasonable best efforts to complete the exchange offer on or before the 390th day after October 18, 2012, or if required, file a shelf registration statement with respect to the New 8.5% Notes and use our reasonable best efforts to cause such shelf registration statement to become effective on or before the 480th day after October 18, 2012. If we are not in compliance with this obligation, special interest will accrue at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of the registration default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the special interest rate exceed 1.00% per annum.

We received approximately $251.7 million of gross proceeds in connection with the issuance of the New 8.5% Notes, which were used to pay down an equal amount of aggregate principal of our Term Loan Facility. We used cash on hand to pay accrued interest of approximately $1.8 million related to the Term Loan Facility and to pay underwriting, legal, and accounting fees of approximately $4.7 million related to the issuance of the New 8.5% Notes.

Certain holders of the New 8.5% Notes had previously held loans under the Term Loan Facility up to the time they were paid down. In accordance with Accounting Standards Codification 470-50, "Debt Modifications and Extinguishments" (“ASC 470-50”), we determined that of the net total of the related Term Loan original issue discounts, New 8.5% Note premiums, underwriting commissions, legal, accounting and other expenses, approximately $6.4 million should be recorded as a loss on debt retirement, and approximately $3.9 million and $15.1 million should be recorded as deferred debt expense and debt premium, respectively, and amortized over the life of the New 8.5% Notes.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

Contractual Obligations

The following is a summary of our estimated future cash obligations at December 31, 2012, including those of our subsidiaries, under debt obligations (excluding approximately $5.3 million in net unamortized debt premium), interest expense (based upon interest rates in effect at the time of the preparation of this summary), capital lease obligations, minimum annual rental obligations primarily for non-cancelable lease obligations (operating leases), acquisition agreements, purchase obligations, other long-term liabilities and other obligations. Debt and interest payments in the table below reflect the financing transactions during 2012 as previously described. Also, see Note 4, “Notes, Mortgage Notes and Obligations Payable”, and Note 6, “Commitments and Contingencies”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report:

	Payments Due by Period
	Less than 1 year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(Amounts in millions)
Notes, mortgage notes and obligations payable (1)	$0.3	$0.6	$93.6	$990.8	$1,085.3
Interest payments (2) (3) (4)	96.5	193.6	188.5	230.9	709.5
Capital lease obligations	2.5	5.4	1.4	0.4	9.7
Operating lease obligations	20.9	26.9	12.6	11.1	71.5
Other purchase obligations	14.5	—	—	—	14.5
Other liabilities (5) (6) (7)	10.5	14.2	3.7	8.2	36.6
Total (8)	$145.2	$240.7	$299.8	$1,241.4	$1,927.1

(1)	Excludes short term bank obligations of approximately $0.7 million.

(2)	Based upon interest rates in effect at December 31, 2012.

(3)	Subsidiary debt used for working capital purposes such as lines of credit are estimated to continue through June 2020 in the above table.

(4)	Includes estimated interest payments on the ABL Facility which are estimated to continue through June 2017 in the above table.

(5)
Includes expected contributions to our defined benefit pension plan in 2013. This table does not include the long-term contractual obligations associated with our defined benefit and other post-retirement benefit plans at December 31, 2012. See Note 13, “Pension, Profit Sharing and Other Post-Retirement Benefits”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

(6)
Includes severance payments of approximately $9.2 million, of which approximately $3.4 million is recorded in other-long term liabilities, related to the restructuring of our subsidiary, Best, in the RESV segment.

(7)
Other long-term liabilities, such as unrecognized tax benefits, product liability and warranty reserves, have been excluded from the table due to the uncertainty of the timing, and amount, of payments.

(8)	Excludes costs associated with the acquisition of 2GIG as noted below.

On February 14, 2013, we announced that we had signed a definitive agreement to acquire 2GIG from APX Group, Inc. A privately held company based in Lehi, Utah, 2GIG is an innovative designer and supplier of residential security and home automation systems. Developed with the assistance of our Linear® business, 2GIG's Go!Control™ touch-screen panel is an industry-leading, self-contained, all-in-one home security and automation control panel. 2GIG also provides wireless interactive home security services and a wide range of peripheral hardware devices and systems components for home security and automation solutions. Under the terms of the agreement, we will pay approximately $135.0 million for all of the outstanding common stock of 2GIG on a cash- and debt-free basis. The acquisition is expected to be financed with a combination of cash on hand and borrowings under our ABL Facility. The transaction is expected to close during the first half of 2013, subject to customary closing conditions including approval pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. 2GIG will be included in the Company's TECH segment. See "- Risks and Uncertainties" for further information.

Nortek, its subsidiaries, affiliates, or significant shareholders (subject to the Investor Agreement between the Company and Ares Management LLC, dated as of April 4, 2012, as described in the Form 8-K filed by the Company with the SEC on April 5, 2012)

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

may from time to time, in their sole discretion, purchase, repay, refinance, redeem or retire any of our outstanding debt, in privately negotiated or open market transactions, by tender offer or otherwise, which may be subject to restricted payment limitations.

Adequacy of Liquidity Sources

At December 31, 2012, we had approximately $144.7 million of unrestricted cash and cash equivalents to fund our cash needs for the remainder of 2012.  At December 31, 2012, the Company has not provided United States income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $62.4 million, as those amounts are considered indefinitely invested. If these unremitted foreign earnings are needed for U.S. operations and can no longer be permanently indefinitely invested outside the United States, we would be required to accrue and pay U.S. taxes on the earnings associated with these funds.

During 2013, we expect that it is reasonably likely that the following major cash requirements will occur as compared to 2012:

	For the Year Ended December 31,
	2013 (2)	2012
	(Amounts in millions)
Interest payments, net	$96.5	$88.1
Principal payments, net	0.3	81.7
Capital lease obligations	2.5	2.3
Completed acquisitions	149.4	2.6
Capital expenditures	35.0	24.1
Operating lease and other rental payments	31.0	34.3
Defined benefit pension plan and other post-retirement benefit plan contributions	4.3	13.1
Severance payments (1)	5.8	12.1

(1)	For 2013, includes severance payments related to the restructuring of our subsidiary, Best, in the RESV segment.

(2)	The cash requirements for 2013 do not include cash outlays relating to the operational initiatives discussed previously.

In addition, cash requirements for income tax payments will be dependent on our level of earnings. In 2012, we had income tax payments, net of refunds of approximately $5.9 million. At December 31, 2012, we had an estimated U.S Federal income tax loss carryforward of approximately $26.0 million.

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of March 7, 2013, we had no outstanding borrowings and approximately $13.4 million in outstanding letters of credit under the ABL Facility. Based on the January 2013 borrowing base calculations, at March 7, 2013, we had excess availability of approximately $243.1 million under the ABL Facility and approximately $211.0 million of excess availability before triggering the cash deposit requirements as discussed further below.

As noted previously, the indentures and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.  As of December 31, 2012, we had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $40.6 million.

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

Working Capital

Our working capital and current ratio increased from approximately $317.5 million and 1.8:1, respectively, at December 31, 2011 to approximately $348.0 million and 1.9:1, respectively, at December 31, 2012.  This increase is primarily the result of the effect of changes in other working capital accounts as described further below.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents increased from approximately $58.2 million at December 31, 2011 to approximately $144.7 million at December 31, 2012.

Accounts receivable, less allowances, decreased approximately $16.5 million, or approximately 6.0%, between December 31, 2011 and December 31, 2012, while net sales decreased approximately $29.8 million, or approximately 5.6%, in the fourth quarter of 2012 as compared to the fourth quarter of 2011. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, the level of sales recognized on a cash basis, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period.  Accounts receivable from customers related to foreign operations decreased by approximately $0.7 million, or approximately 1.0%, between December 31, 2011 and December 31, 2012.

Inventories decreased approximately $45.8 million, or approximately 15.1%, between December 31, 2011 and December 31, 2012. The change in inventories is primarily related to decreases in the RHC and CES segments due to initiatives within the segments to reduce inventory levels.

Accounts payable increased approximately $13.6 million, or 8.5%, between December 31, 2011 and December 31, 2012 primarily due to an increase in the TECH segment related to increased purchasing in anticipation of higher sales levels.

Accrued expenses and taxes, net decreased approximately $10.1 million, or approximately 4.8%, between December 31, 2011 and December 31, 2012 primarily as a result of a decrease in accrued severance relating to payments made in 2012 and net changes in various other compensation related and other accruals.

Changes in certain working capital accounts, as noted above, between December 31, 2011 and December 31, 2012, differ from the changes reflected in our consolidated statements of cash flows for such period as a result of non-cash items including, among others, the effect of changes in foreign currency exchange rates.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

Debt Covenant Compliance

The agreements that govern the terms of our outstanding debt, including the indentures that govern the 10% Notes and the 8.5% Notes, and the credit agreements that govern the ABL Facility and Term Loan Facility, contain covenants that restrict our ability and the ability of certain of our subsidiaries to, among other things:

•	consolidate, merge or sell assets;

•	pay dividends or make other payments or distributions;

•	incur additional indebtedness;

•	make loans, investments, or acquisitions;

•	incur certain liens; and

•	enter into transactions with affiliates.

Additionally, pursuant to the terms of the ABL Facility, we will be required to deposit cash from our material deposit accounts (including all concentration accounts) daily in collection accounts maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit, if (i) excess availability (as defined in the ABL Facility) falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing. In addition, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. The ABL Facility and the Term Loan Facility also restrict our ability to prepay our other indebtedness, including the 10% Notes, the 8.5% Notes and, with respect to the ABL Facility, the Term Loan Facility, or designate any other indebtedness as senior debt.

In addition, the indentures that govern our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indentures governing our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined in the indentures governing the 10% Notes and 8.5% Notes and the credit agreement governing the Term Loan Facility) for such trailing four quarter period. As of December 31, 2012, under the 10% Notes, the FCCR was approximately 2.40 to 1.0.

A breach of the covenants under the indentures that govern our 10% Notes and 8.5% Notes or the credit agreements that govern the ABL Facility and Term Loan Facility could result in an event of default under the applicable indenture or credit agreement. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the ABL Facility would permit the lenders under the ABL Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our ABL Facility or the Term Loan Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we cannot provide assurance that we and our subsidiaries would have sufficient assets to repay such indebtedness.

As of December 31, 2012, we were in compliance with all covenants under the indentures that govern the 10% Notes and 8.5% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

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

We believe that the inclusion of supplementary adjustments to CCF applied in presenting ACCF are appropriate to provide additional information to investors about the performance of the business, and we are required to reconcile net earnings (loss) to ACCF to demonstrate compliance with debt covenants. While the determination of appropriate adjustments in the calculation of ACCF is subject to interpretation under the terms of the 10% Notes, management believes the adjustments described below are in accordance with the covenants in the indentures governing the 10% Notes.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

The following table reconciles net earnings (loss) to CCF and ACCF for the 10% Notes for the trailing four quarters ended December 31, 2012 and 2011:

	Trailing Four Quarters
	Ended December 31,
	2012	2011
	(Dollar amounts in millions)

Net earnings (loss)	$9.5	$(55.9)
Provision (benefit) provision for income taxes	15.3	(20.3)
Loss from debt retirement	6.4	33.8
Interest expense	96.5	105.6
Investment income	(0.1)	(0.1)
Depreciation and amortization expense	83.7	93.9
Consolidated Cash Flow	211.3	157.0
Investment income	0.1	0.1
Non-recurring losses (a)	2.8	8.3
Acquisition fees and expenses	0.4	0.9
(Gain) loss on sale of assets	(0.1)	1.4
Joint venture income	(0.4)	—
Share-based compensation expense	4.6	0.6
Net foreign exchange (gains) losses (b)	(0.2)	1.2
Restructuring (c)	16.2	19.6

Pro-forma effect of acquisitions and dispositions (d)	0.3	2.5
Adjusted Consolidated Cash Flow	$235.0	$191.6

(a)
Amounts relate to non-recurring gains or losses, as defined in the indenture governing the 10% Notes. For the trailing four quarters ended December 31, 2012, this amount includes (1) approximately $3.7 million of charges within the TECH segment relating to the decision to discontinue development of a certain new product, (2) royalty income of approximately $(1.0) million, (3) approximately $0.3 million of expense related to strategic reviews, (4) approximately $0.3 million of charges within the CES segment relating to the decision to discontinue a certain product line within a region, and (5) accretion of approximately $(0.5) million to record leasehold fair value adjustments. For 2011, this amount includes, severance expense of approximately $8.7 million related to the retirement of a Company executive, and (2) accretion of approximately $(0.4) million to record leasehold fair value adjustments.

(b)	Non-cash foreign exchange losses (gains) related to intercompany debt not indefinitely invested in our subsidiaries.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

(c)
Includes all restructuring charges, including severance, relocation and transformation/transition costs. Costs associated with these activities for the trailing four quarters ended December 31, 2012 were as follows:

	Trailing Four Quarters
	Ended December 31,
	2012	2011
	(Dollar amounts in millions)
European range hood business	$1.8	$16.2
Residential audio / video business	6.1	0.8
Transformation / transition costs	7.1	—
All other restructuring activities	1.2	2.6
	$16.2	$19.6

(d)
Includes the pro-forma effect of our acquisition of TV One as if the acquisition had occurred on the first day of the four-quarter reference period, and the pro-forma effect of our disposition of Litetouch (sold on February 17, 2012) as if the disposition had occurred on the first day of the four-quarter reference period.

As noted previously, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. At December 31, 2012, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility was approximately $249.6 million (based upon the November 2012 borrowing base calculation), which exceeded $30.0 million and 12.5% of the borrowing base. Our FCCR under the ABL Facility at December 31, 2012 was 2.04 to 1.0. Similar to the 10% Notes, the FCCR under the ABL Facility is the ratio of the ACCF to Fixed Charges; however, in addition to other differences, the ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at December 31, 2012 was approximately $199.1 million.

Risks and Uncertainties

Two of our subsidiaries in the TECH segment ship security products to 2GIG, for whom we have determined that cash basis accounting treatment was appropriate for 2010 to 2012 for revenue recognition and has deferred revenue recognition on approximately $6.3 million and $6.3 million of net sales at December 31, 2012 and 2011, respectively. Under the agreement with 2GIG, we recognized net sales of approximately $63.1 million and $98.1 million during the year ended December 31, 2012 and 2011, respectively. We have recorded the cost basis of related inventory shipped of approximately $5.1 million and $4.8 million at December 31, 2012 and 2011, respectively, in other current assets in the accompanying consolidated balance sheets. In addition, included in inventory is approximately $5.8 million and $3.5 million at December 31, 2012 and 2011, respectively, of inventory related to this customer.

As discussed previously, on February 14, 2013 we announced that we had signed a definitive agreement to acquire this customer from APX Group, Inc. This transaction is expected to close during the first half of 2013.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

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

As of December 31, 2012 and 2011, approximately 4.8% and 6.5%, respectively, of our workforce was subject to various collective bargaining agreements.

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

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At December 31, 2012 and 2011, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At December 31, 2012 and 2011, approximately 91.5% and 66.3%, respectively, of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates.  Based upon interest rates in effect at December 31, 2012, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $0.9 million.

See the table set forth in Item D (Long-term Debt) below and Note 4, “Notes, Mortgage Notes and Obligations Payable”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report for further disclosure of the terms of our debt.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

B.	Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In 2012 the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to translation resulted in an increase in stockholders’ investment of approximately $1.4 million for 2012, a decrease in stockholders' investment of approximately $1.6 million for 2011, and an increase in stockholder's investment of approximately $1.6 million for 2010. The impact of changes in foreign currency exchange rates related to transactions resulted in a decrease in foreign exchange losses recorded in SG&A of approximately $3.7 million for 2012 as compared to 2011 and an increase in foreign exchange losses recorded in SG&A of approximately $4.7 million for 2011 as compared to 2010.

We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level. Consistent with this strategy, short term bank obligations at December 31, 2012 consist primarily of short-term borrowings by certain of our foreign subsidiaries. At December 31, 2012 and 2011, our net investment in foreign assets was approximately $166.9 million and $147.9 million, respectively. An overall unfavorable change in foreign exchange rates in effect at December 31, 2012 of 10% would result in a reduction in equity as a result of the impact on the cumulative translation adjustment of approximately $15.2 million. We generally do not enter into derivative financial instruments to manage foreign currency exposure.

C.	Commodity Pricing Risk

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

We generally do not enter into derivative financial instruments to manage commodity-pricing exposure. At December 31, 2012 and 2011, we did not have any material outstanding commodity forward contracts.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2012

D.	Long-term Debt

The table that follows sets forth our long-term debt obligations (excluding approximately $5.3 million of net unamortized debt premium), principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values. Less than 1% of our total long-term indebtedness is denominated in foreign currencies. The weighted average interest rates for variable rate debt are based on December 31, 2012 interest rates.

Long-term Debt:

	Scheduled Maturity			Weighted Average Interest Rate
Year-Ending	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
	(Dollar amounts in millions)
December 31, 2013	$2.5	$0.3	$2.8	7.3%	2.7%	6.8%
2014	2.8	0.3	3.1	7.3	2.7	6.9
2015	2.6	0.3	2.9	7.3	2.7	6.8
2016	0.7	0.3	1.0	6.0	2.7	5.0
2017	0.7	93.3	94.0	6.0	5.2	5.3
Thereafter	990.7	0.5	991.2	8.9	2.7	8.9
Total Long-term Debt at December 31, 2012 (1)	$1,000.0	$95.0	$1,095.0	8.9%	5.2%	8.6%
Fair Market Value of Long-term Debt at December 31, 2012 (2)	$1,109.0	$95.0	$1,204.0

(1)
Includes our 8.5% Notes with a total principal amount of $735.0 million, our 10% Notes with a total principal amount of $250.0 million, and remaining outstanding borrowings under our Term Loan Facility of approximately $93.0 million.

(2)
We determined the fair market value of our 10% Notes and 8.5% Notes using available market quotes from published sources. For our remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and Term Loan Facility), we assumed that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and our estimated credit risk.

See “- Liquidity and Capital Resources” and Note 4, “Notes, Mortgage Notes and Obligations Payable”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report for further information concerning our outstanding debt obligations.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and qualitative disclosures about market risk are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Market Risk".

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

The required certifications of our Chief Executive Officer and Chief Financial Officer are included as Exhibits 31.1-31.2 to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, management's report on internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, the Company's management has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were designed and are functioning effectively.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm set forth in Item 8 of Part II of this Form 10-K are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources - Operational Improvement Initiatives" for a description of new operational improvement initiatives approved by our Board of Directors on March 11, 2013.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control system is designed to provide reasonable assurance to the Company's management, Board of Directors and shareholders regarding the preparation and fair presentation of the Company's published financial statements in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of management of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

There are inherent limitations to the effectiveness of any system of internal control over financial reporting. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with accounting principles generally accepted in the United States of America. Our internal controls over financial reporting are subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on the results of this assessment, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2012, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company's internal control over financial reporting, which is included immediately following this report.

Providence, Rhode Island
March 14, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Nortek, Inc.

We have audited Nortek, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nortek, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management's annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Nortek, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' investment, and cash flows for each of the three years in the period ended December 31, 2012 of Nortek, Inc. and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 14, 2013

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS.

The information required by this Item 10 with respect to executive officers of the Company is contained at the end of Part I of this Form 10-K under the heading “Executive Officers of the Registrant.”

Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions, as well as all directors, officers and employees of the Company and its subsidiaries and affiliates. The Code of Ethics is posted on the Company's website at www.nortekinc.com at “Corporate Governance” under “Investors". A copy of the Code of Ethics is also available without charge by requesting them in writing from Nortek, Inc., 50 Kennedy Plaza, Providence, Rhode Island 02903. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the Code of Ethics for the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on its website.

The other information required by this Item 10 is incorporated by reference from the information provided under the sections entitled “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nortek Board of Directors -Audit Committee” from the Company's definitive proxy statement for its annual meeting of stockholders (“2013 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION.

The information included under the heading(s) "Executive Compensation"; "Corporate Governance - Compensation Committee Interlocks and Insider Participation"; and "Compensation Committee Report" in the 2013 Proxy Statement is incorporated herein by reference.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Equity Compensation Plan Information

The table below provides information about shares of our common stock that may be issued upon exercise of options, warrants, and rights under our 2009 Omnibus Incentive Plan. All outstanding awards relate to shares of our common stock. Information is as of December 31, 2012, unless otherwise indicated.

Plan Category	(a)Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(1) (3)
Equity compensation plans approved by security holders	1,353,363	(2)	$39.53	1,292,832
Equity compensation plans not approved by security holders	—		N/A	—

(1)
The number of securities remaining for future issuance under our 2009 Omnibus Incentive Plan may be issued as incentive stock options, nonstatutory stock awards, other stock-based awards and performance-based compensation awards. All of the securities remaining for future issuance under our 2009 Omnibus Incentive Plan may be issued as incentive stock options.

(2)
Consists of 388,412 incentive stock options and 271,921 non-qualified stock options issued pursuant to our 2009 Omnibus Incentive Plan and warrants to purchase 693,030 shares of common stock and excludes shares of restricted stock granted pursuant to our 2009 Omnibus Incentive Plan. The warrants were issued to the former holders of NTK Holdings, Inc. debt in connection with the Reorganization and are not compensatory. See Note 10, “Equity Activity” and Note 12, "Share-Based Compensation".

(3)
Includes 10,138 shares of restricted common stock with performance-based vesting awarded to certain executives pursuant to their employment agreements. These shares are not deemed granted as of December 31, 2012 for purposes of ASC 718, “Compensation – Stock Compensation” because the related performance goals were not determined by the Board of Directors as of that date.

The information included under the heading(s) "Security Ownership of Certain Beneficial Owners and Management" in the 2013 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information included under the heading(s) "Corporate Governance - Certain Relationships and Related Transactions"; and "Nortek Board of Directors - Director Independence" in the 2013 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information included under the heading(s) "Proposal 2: Ratification of Independent Registered Public Accountants for Fiscal Year 2013"; and "Independent Registered Public Accounting Firm" in the 2013 Proxy Statement is incorporated herein by reference.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

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

(c)	The exhibits are listed in the Exhibit Index, which is incorporated herein by reference

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2013.

NORTEK, INC.

/s/ Michael J. Clarke
Michael J. Clarke
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 14, 2013.

/s/ Michael J. Clarke	/s/ Jeffrey C. Bloomberg
Michael J. Clarke	Jeffrey C. Bloomberg
Chief Executive Officer and President	Director

/s/ Almon C. Hall	/s/ Joseph M. Cianciolo
Almon C. Hall	Joseph M. Cianciolo
Authorized Officer, Senior Vice President and	Director
Chief Financial Officer
/s/ John T. Coleman
/s/ Donald W. Reilly	John T. Coleman
Donald W. Reilly	Director
Authorized Officer, Vice President - Corporate Controller
Chief Accounting Officer	/s/ James B. Hirshorn
James B. Hirshorn
Director

/s/ Thomas A. Keenan
Thomas A. Keenan
Director

/s/ Daniel C. Lukas
Daniel C. Lukas
Director

/s/ Bennett Rosenthal
Bennett Rosenthal
Director

/s/ J. David Smith
J. David Smith
Director

NORTEK, INC. AND SUBSIDIARIES

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2012	2011	2010
	(Dollar amounts in millions, except per share data)

Net Sales	$2,201.3	$2,140.5	$1,899.3
Cost of products sold	1,560.9	1,567.8	1,391.8
Gross profit	640.4	572.7	507.5
Selling, general and administrative expense, net	468.5	464.8	399.9
Amortization of intangible assets	44.3	44.8	37.0
Operating earnings	127.6	63.1	70.6
Interest expense	(96.5)	(105.6)	(95.7)
Loss from debt retirement	(6.4)	(33.8)	—
Investment income	0.1	0.1	0.1
Earnings (loss) before provision (benefit) for income taxes	24.8	(76.2)	(25.0)
Provision (benefit) for income taxes	15.3	(20.3)	(11.6)
Net earnings (loss)	$9.5	$(55.9)	$(13.4)

Basic earnings (loss) per share	$0.63	$(3.70)	$(0.89)

Diluted earnings (loss) per share	$0.61	$(3.70)	$(0.89)

Weighted Average Common Shares:
Basic	15,152,286	15,122,976	15,000,000
Diluted	15,531,205	15,122,976	15,000,000

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
	2012	2011	2010
	(Dollar amounts in millions)

Net earnings (loss)	$9.5	$(55.9)	$(13.4)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	1.4	(1.6)	1.6
Pension liability adjustments:
Actuarial loss arising during the period	(3.3)	(29.9)	(3.2)
Amortization to net income of net actuarial loss	0.4	(0.2)	—
Deferred income taxes on pension liability	—	10.1	0.9
Total pension liability, net of tax	(2.9)	(20.0)	(2.3)

Comprehensive income (loss)	$8.0	$(77.5)	$(14.1)

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions)

	December 31,
	2012	2011
Assets
Current Assets:
Unrestricted cash and cash equivalents	$144.7	$58.2
Restricted cash	0.2	0.1
Accounts receivable, less allowances of $7.2 million and $5.2 million, respectively	257.4	273.9
Inventories:
Raw materials	81.0	90.9
Work in process	22.7	31.2
Finished goods	154.7	182.1
	258.4	304.2
Prepaid expenses	14.4	22.0
Other current assets	13.5	13.5
Tax refunds receivable	6.5	10.1
Prepaid income taxes	29.3	38.7
Total current assets	724.4	720.7

Property and Equipment, at Cost:
Land	18.3	18.0
Buildings and improvements	83.6	76.8
Machinery and equipment	221.1	198.0
	323.0	292.8
Less accumulated depreciation	123.5	81.6
Total property and equipment, net	199.5	211.2

Other Assets:
Goodwill	307.6	307.6
Intangible assets, less accumulated amortization of $127.3 million and $83.0 million, respectively	614.9	659.2
Deferred debt expense	19.0	20.2
Restricted investments and marketable securities	1.9	2.2
Other assets	20.8	20.8
	964.2	1,010.0
Total Assets	$1,888.1	$1,941.9

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)
(Dollar amounts in millions, except shares data)

	December 31,
	2012	2011
Liabilities and Stockholders' Investment

Current Liabilities:
Short-term bank obligations	$0.7	$1.3
Current maturities of long-term debt	2.4	32.1
Accounts payable	174.4	160.8
Accrued expenses and taxes, net	198.9	209.0
Total current liabilities	376.4	403.2

Other Liabilities:
Deferred income taxes	132.7	137.4
Other	186.9	209.8
	319.6	347.2

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,097.9	1,111.1

Commitments and Contingencies (Note 6)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 15,471,150 shares issued and 15,204,189 shares issued at December 31, 2012 and 2011, respectively	0.1	0.1
Additional paid-in capital	189.1	176.9
Accumulated deficit	(63.2)	(72.7)
Accumulated other comprehensive loss	(22.3)	(20.8)
Less: Treasury stock at cost, 172,685 shares and 74,950 shares at December 31, 2012 and 2011, respectively	(9.5)	(3.1)
Total stockholders' investment	94.2	80.4
Total Liabilities and Stockholders' Investment	$1,888.1	$1,941.9

The accompanying notes are an integral part of these consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2012	2011	2010
	(Dollar amounts in millions)
Cash flows from operating activities:
Net earnings (loss)	$9.5	$(55.9)	$(13.4)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization expense	83.7	93.9	91.7
Loss from debt retirement	6.4	33.8	—
Non-cash interest expense, net	5.6	6.0	2.1
Non-cash share-based compensation expense	4.6	1.7	2.8
(Gain) loss on sale of property and equipment	(0.4)	1.0	(0.2)
Deferred federal income tax provision (benefit)	3.3	(20.8)	(18.8)
Changes in certain assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	18.4	7.5	(9.6)
Inventories	45.9	1.8	(23.4)
Prepaid and other current assets	2.8	(7.1)	2.8
Accounts payable	12.6	(15.8)	22.5
Accrued expenses and taxes	(7.8)	32.7	(4.0)
Long-term assets, liabilities and other, net	(20.4)	2.1	(5.6)
Total adjustments to net earnings (loss)	154.7	136.8	60.3
Net cash provided by operating activities	164.2	80.9	46.9
Cash flows from investing activities:
Capital expenditures	(24.1)	(21.1)	(19.8)
Net cash paid for businesses acquired	(2.6)	(30.9)	(285.2)
Investment in joint venture	—	(5.3)	—
Proceeds from the sale of property and equipment	3.0	1.3	0.4
Change in restricted cash and marketable securities	0.2	0.2	1.2
Other, net	—	0.1	—
Net cash used in investing activities	(23.5)	(55.7)	(303.4)
Cash flows from financing activities:
Increase in borrowings	34.6	82.8	133.1
Payment of borrowings	(84.0)	(140.3)	(149.1)
Net proceeds from the sale of the 8.5% Senior Notes due 2021	251.7	500.0	—
Net proceeds from borrowings under the Term Loan Facility	—	348.2	—
Redemption of the Term Loan Facility	(251.7)	—	—
Redemption of the 11% Senior Secured Notes due 2013	—	(753.3)	—
Net proceeds from the sale of the 10% Senior Unsecured Notes due 2018	—	—	250.0
Fees paid in connection with debt facilities	(5.9)	(59.6)	(9.5)
Net proceeds from equity transactions	1.2	(2.7)	—
Other, net	(0.1)	0.2	0.1
Net cash (used in) provided by financing activities	(54.2)	(24.7)	224.6
Net change in unrestricted cash and cash equivalents	86.5	0.5	(31.9)
Unrestricted cash and cash equivalents at the beginning of the period	58.2	57.7	89.6
Unrestricted cash and cash equivalents at the end of the period	$144.7	$58.2	$57.7

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

	Common Stock		Treasury Stock
	Nominal Value	Number	Nominal Value	Number	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Compre-hensive Income (Loss)	Total Stockholders' Investment
	(Dollar amounts in millions)
Balance, December 31, 2009	$0.1	15,000,000	$—	—	$171.9	$(3.4)	$1.5	$170.1
Net loss	—	—	—	—	—	(13.4)	—	(13.4)
Other comprehensive income (loss):
Currency translation adjustment	—	—	—	—	—	—	1.6	1.6
Pension liability adjustment, net of tax	—	—	—	—	—	—	(2.3)	(2.3)
Share-based compensation expense	—	—	—	—	2.8	—	—	2.8
Balance, December 31, 2010	$0.1	15,000,000	$—	—	$174.7	$(16.8)	$0.8	$158.8
Net loss	—	—	—	—	—	(55.9)	—	(55.9)
Other comprehensive loss:
Currency translation adjustment	—	—	—	—	—	—	(1.6)	(1.6)
Pension liability adjustment, net of tax	—	—	—	—	—	—	(20.0)	(20.0)
Vesting of restricted common stock	—	175,261	(2.7)	62,332	—	—	—	(2.7)
Exercise of stock options	—	28,928	(0.4)	12,618	0.5	—	—	0.1
Share-based compensation expense	—	—	—	—	1.7	—	—	1.7
Balance, December 31, 2011	$0.1	15,204,189	$(3.1)	74,950	$176.9	$(72.7)	$(20.8)	$80.4
Net earnings	—	—	—	—	—	9.5	—	9.5
Other comprehensive income (loss):
Currency translation adjustment	—	—	—	—	—	—	1.4	1.4
Pension liability adjustment, net of tax	—	—	—	—	—	—	(2.9)	(2.9)
Vesting of restricted common stock	—	26,865	(0.4)	8,032	—	—	—	(0.4)
Exercise of stock options	—	143,652	(0.9)	13,779	2.5	—	—	1.6
Warrants exercised	—	96,444	(5.1)	75,924	5.1	—	—	—
Share-based compensation expense	—	—	—	—	4.6	—	—	4.6
Balance, December 31, 2012	$0.1	15,471,150	$(9.5)	172,685	$189.1	$(63.2)	$(22.3)	$94.2

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Nortek, Inc. (“Nortek”) and all of its wholly owned subsidiaries, collectively the “Company,” is a global, diversified company whose many market-leading brands deliver broad capabilities and a wide array of innovative, technology-driven products and solutions for lifestyle improvement at home and at work. Operating within five reporting segments (see Note 9, “Segment Information and Concentration of Credit Risk”), the Company manufactures and sells, primarily in the United States, Canada and Europe, with additional manufacturing in China, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

The accompanying consolidated financial statements reflect the financial position, results of operations, comprehensive income (loss), and cash flows of the Company after elimination of intercompany accounts and transactions. Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation.

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

Recognition of Sales and Related Costs, Incentives and Allowances

The Company recognizes sales based upon shipment of products to customers and has procedures in place at each of its subsidiaries to ensure that an accurate cut-off is obtained for each reporting period. The Company considers revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. Revenue is recognized upon passage of title and risk of loss to customers, unless the Company is required to provide additional services, and provided it can form an estimate for sales returns. When a sale arrangement involves training, installation, or other deliverables, the arrangement is evaluated to determine whether it represents a multiple element arrangement. The Company recognizes revenue on such multiple-element arrangements in accordance with Accounting Standards Update ("ASU") No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU 2009-13") based on the estimated selling price of each element. In accordance with ASU 2009-13, the Company uses vendor-specific objective evidence (“VSOE”), if available, to determine the selling price of each element. If VSOE is not available, the Company uses third-party evidence or its best estimated selling price to determine the selling price for each element.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

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

The Company has classified as restricted in the accompanying consolidated balance sheet certain cash and cash equivalents that are not fully available for use in its operations. At December 31, 2012 and 2011, the Company had cash and cash equivalents pledged as collateral or held in pension trusts for certain debt, insurance, employee benefits and other requirements of approximately $2.1 million (of which approximately $1.9 million is included in long-term assets) and approximately $2.3 million (of which approximately $2.2 million is included in long-term assets), respectively.

Inventories

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market. At December 31, 2012, approximately $73.4 million of the Company's total inventories were valued on the last-in, first-out method (“LIFO”) of accounting. Under the first-in, first-out method (“FIFO”), such inventories would have been approximately $0.4 million lower at December 31, 2012. At December 31, 2011, approximately $88.6 million of the Company's total inventories were valued under LIFO. Under FIFO, such inventories would have been approximately $0.1 million lower at December 31, 2011. All other inventories were valued under the FIFO method.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Goodwill and Other Intangible Assets

The Company accounts for acquired goodwill in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations" ("ASC 805") and ASC Topic 350, “Intangibles - Goodwill and Other” (“ASC 350”), which involves judgment with respect to the determination of the purchase price and the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill recorded in a purchase. See Note 3, “Goodwill and Other Intangible Assets”, for a discussion of these judgments.

Pensions and Post-Retirement Health Benefits

The Company accounts for pensions and post-retirement health benefits in accordance with ASC Topic 715, “Compensation - Retirement Benefits,” (“ASC 715”). The accounting for pensions requires the estimation of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase, and the assumed medical cost inflation rate. Such estimates require a significant amount of judgment. See Note 13, “Pension, Profit Sharing and Other Post-Retirement Benefits”, for a discussion of these judgments.

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s consolidated financial statements, and the amounts included in the Company’s federal and state income tax returns, be recognized in the balance sheet. As the Company generally does not file its income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that Nortek and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards, and valuation allowances required, if any, for tax assets that may not be realizable in the future. ASC 740 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference (see Note 8, “Income Taxes”). The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

Share-Based Compensation Expense

The Company measures share-based compensation expense at fair value in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”), and recognizes such expense, net of estimated forfeitures, over the vesting period of the share-based awards. See Note 12, “Share-Based Compensation”, for further information regarding the Company's share-based compensation programs.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Exit and Disposal Activities

The Company accounts for termination benefits based on the nature of the underlying arrangement. In instances where the Company has a defined plan, a past practice of providing a similar level of benefits or a statutorily defined termination benefit arrangement, the Company recognizes a liability for ongoing termination benefits when it is probable the employees will be entitled to the benefits and the amount can be reasonably estimated.

In instances where the Company provides termination benefits and an ongoing arrangement does not exist, the timing of measurement of a liability for one-time employee termination benefits depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. If employees are not required to render service until they are terminated in order to receive the termination benefits (that is, if employees are entitled to receive the termination benefits regardless of when they leave) or if employees will not be retained to render service beyond the minimum retention period, a liability for the termination benefits is measured and recognized at its fair value at the communication date. If employees are required to render service until they are terminated in order to receive the termination benefits and will be retained to render service beyond the minimum retention period, a liability for the termination benefits is measured initially at the communication date based on the fair value of the liability as of the termination date and recognized ratably over the future service period.

A liability, measured at its fair value, for costs to terminate a contract before the end of its term is recognized when the Company terminates the contract in accordance with the contract terms. A liability for costs that will continue to be incurred under a contract for its remaining term without economic benefit to the Company is recognized at the cease-use date. If the contract is an operating lease, the fair value of the liability at the cease-use date is determined based on the remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property, even if the Company does not intend to enter into a sublease. Remaining lease rentals are not reduced to an amount less than zero.

Other costs associated with an exit or disposal activity include, but are not limited to, costs to consolidate or close facilities and relocate employees. A liability for other costs associated with an exit or disposal activity is measured and recognized at its fair value in the period in which the liability is incurred (generally, when goods or services associated with the activity are received).

See Note 5, “Exit and Disposal Activities”, for further information regarding the Company’s exit and disposal activities.

Commitments and Contingencies

The Company provides accruals for all direct costs, including legal costs, associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued are estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes. Legal costs for other than probable contingencies are expensed when services are performed. See Note 6, “Commitments and Contingencies”, for further information regarding the Company’s commitments and contingencies.

Research and Development

The Company’s research and development activities are principally related to new product development, are recorded in SG&A, and represent approximately 2.7%, 2.7%, and 2.9% of the Company’s consolidated net sales for the years ended December 31, 2012, 2011 and 2010, respectively.

Foreign Currency Translation

The financial statements of subsidiaries located outside of the United States are generally measured using the foreign subsidiary's local currency as the functional currency. The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income (loss) included in stockholders’ investment. Net sales, costs and expenses are translated using average exchange rates in effect during the year. Transaction gains and losses are recorded in SG&A.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Related Party Transactions

On July 1, 2011, Mr. Hirshorn, a member of the Company's Board of Directors, entered into an agreement with the Company  pursuant to which Mr. Hirshorn provided consulting services to the then Interim Chief Executive Officer through July 2, 2012.   For his services, Mr. Hirshorn was paid a fee of $35,000 per month, plus reimbursement of related business expenses.  In July 2012 the Board approved Mr. Hirshorn's further engagement as a consultant for a period of twelve to eighteen months in connection with various transformation initiatives.  For his services, the Board approved monthly cash compensation of $35,000 and grants of (i) 4,828 shares of time-vested restricted stock,  (ii) 9,657 shares of performance-vested restricted stock, and (iii) 13,016 options at $52.81 per share.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which was further amended by ASU No. 2011-12, Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, issued in December 2011. The amendments in ASU No. 2011-05 require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The pronouncement does not change the current option for presenting components of other comprehensive income gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented, or disclosed in the notes to the financial statements. The pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. The provisions of ASU No. 2011-05 are required to be adopted retroactively. The Company adopted this pronouncement on January 1, 2012 and began presenting the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate but consecutive statements. The adoption of ASU 2011-05 had no effect on the Company's financial position or results of operations, but did impact the way the Company presents comprehensive income.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

2.	ACQUISITIONS AND OTHER INVESTMENTS

On April 28, 2011, the Company, through wholly-owned subsidiaries, acquired all of the stock of TV One Broadcast Sales Corporation, Barcom (UK) Holdings Limited, and Barcom Asia Holdings, LLC (collectively, "TV One") for approximately $25.1 million, net of cash acquired of approximately $0.9 million.  In connection with the acquisition of TV One, in the second quarter of 2011, the Company also incurred approximately $0.8 million of fees and expenses, which were recorded in SG&A. TV One sells a complete range of video signal processing products for the professional audio/video and broadcast markets. TV One is included in the Company's Technology Solutions segment. The acquisition of TV One contributed approximately $6.1 million to net sales and had no effect on operating earnings (but includes depreciation and amortization of approximately $0.4 million) for 2012. Pro forma results related to the acquisition of TV One have not been presented, as the effect is not significant to the Company's consolidated operating results.

On March 21, 2011, the Company, through its wholly-owned subsidiary Huntair Middle East Holdings, Inc. ("Huntair"), acquired a forty-nine percent minority interest in Huntair Arabia for approximately $5.3 million. Huntair Arabia is an operating joint venture between the Company and Alessa Advanced Projects Company ("Alessa") in Saudi Arabia that was formed for purposes of trading, manufacturing, supplying, installing, and servicing commercial air conditioning and commercial air handling units in Saudi Arabia and certain other regions. The Company does not have a controlling financial interest and, therefore, is accounting for this investment under the equity method of accounting within the Custom & Engineered Solutions segment. In connection with its investment in Huntair Arabia, Huntair issued a 10 year note to Alessa for approximately $5.3 million. The note does not bear interest; therefore, the Company has recorded the note net of discount on its accompanying consolidated balance sheet. For 2012 and 2011, income from Huntair Arabia was not material to the Company's consolidated operating results.

On December 17, 2010, the Company acquired all of the outstanding stock of Ergotron, Inc. (“Ergotron"). Ergotron is a designer, manufacturer and marketer of innovative, ergonomic mounting and mobility products for computer monitors, notebooks and flat panel displays in the United States and other parts of the world. The purchase price was approximately $299.6 million, consisting of cash payments totaling approximately $298.2 million, of which approximately $2.6 million and $5.8 million was paid in 2012 and 2011, respectively, primarily related to the reimbursement of federal and state tax refunds for the pre-acquisition period. Additionally, the Company has an estimated payable to the sellers of approximately $1.4 million related to the remaining federal and state tax refunds. In connection with the acquisition of Ergotron, the Company also incurred approximately $2.2 million of fees and expenses, which have been recorded in SG&A in the accompanying consolidated statement of operations for 2010.

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

The unaudited pro forma net sales, (net loss) and basic and diluted (loss) per share for the Company as a result of the acquisition of Ergotron for 2010 were approximately $2.1 billion, $(21.4) million, $(1.43) per share and $(1.43) per share, respectively. These amounts were determined assuming that the acquisition of Ergotron had occurred on January 1, 2010 and include the historical results of Ergotron for the year ended December 31, 2010 as well as pro forma adjustments to reflect (i) increased depreciation and amortization expense of approximately $18.6 million from the acquisition fair value adjustments, including approximately $7.3 million related to inventory fair value amortization, (ii) increased interest expense of approximately $25.3 million related to the amounts borrowed to fund the acquisition and (iii) other pro forma adjustments that the Company considered appropriate related to the acquisition of Ergotron. The transaction costs of approximately $2.2 million related to the acquisition of Ergotron for 2010 have been excluded from the unaudited pro forma net loss and basic and diluted loss per share. These pro forma amounts are not necessarily indicative of the amounts that would have been achieved had the acquisition taken place as of January 1, 2010, nor are they necessarily indicative of the results for future periods.

On July 6, 2010, the Company, through its wholly-owned subsidiary, Linear LLC, acquired all of the issued and outstanding membership interests of Skycam, LLC (“Luxor”) for approximately $9.1 million (utilizing approximately $7.9 million of cash and issuing an unsecured 4% subordinated note in the amount of $1.2 million).  Luxor is an on-line retailer and distributor of security cameras and digital video recorders. Pro forma results related to the acquisition of Luxor have not been presented, as the effect is not significant to the Company's consolidated operating results.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Contingent consideration of approximately $1.3 million was paid in the first quarter of 2010 related to the prior acquisition of certain entities.  The Company does not anticipate paying any further contingent consideration for completed acquisitions as of December 31, 2012.

On February 14, 2013, the Company announced that it had signed a definitive agreement to acquire 2GIG Technologies, Inc. (“2GIG”) from APX Group, Inc. A privately held company based in Lehi, Utah, 2GIG is an innovative designer and supplier of residential security and home automation systems. Developed with the assistance of Nortek's Linear® business, 2GIG's Go!Control™ touch-screen panel is an industry-leading, self-contained, all-in-one home security and automation control panel. 2GIG also provides wireless interactive home security services and a wide range of peripheral hardware devices and system components for home security and automation solutions. Under the terms of the agreement, the Company will pay approximately $135.0 million for all of the outstanding common stock of 2GIG on a cash- and debt-free basis. The acquisition is expected to be financed with a combination of cash on hand and borrowings under Nortek's asset-based credit facility. The transaction is expected to close during the first half of 2013, subject to customary closing conditions including approval pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976. 2GIG will be included in the Company's Technology Solutions segment. Two of the Company's subsidiaries in the TECH segment have recorded sales to 2GIG Technologies amounting to approximately $63.1 million and $98.1 million for the years ended December 31, 2012 and 2011, respectively. See Note 6, "Commitments and Contingencies".

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents a summary of the activity in goodwill by reporting segment for the years ended December 31, 2012 and 2011:

	Dec. 31, 2010 (1)	Purchase Accounting (2)	Dec. 31, 2011 (1)	Purchase Accounting	Dec. 31, 2012 (1)
	(Dollar amounts in millions)
Residential Ventilation (“RESV”):
Gross goodwill	$156.8	$—	$156.8	$—	$156.8
Impairment losses	—	—	—	—	—
Net RESV goodwill	156.8	—	156.8	—	156.8
Technology Solutions (“TECH”):
Gross goodwill	7.3	12.1	19.4	—	19.4
Impairment losses	—	—	—	—	—
Net TECH goodwill	7.3	12.1	19.4	—	19.4
Display Mount Solutions (“DMS”):
Gross goodwill	130.0	1.4	131.4	—	131.4
Impairment losses	—	—	—	—	—
Net DMS goodwill	130.0	1.4	131.4	—	131.4
Consolidated goodwill:
Gross goodwill	294.1	13.5	307.6	—	307.6
Impairment losses	—	—	—	—	—
Net consolidated goodwill	$294.1	$13.5	$307.6	$—	$307.6

(1)	The Residential Heating and Cooling ("RHC") and Custom & Engineered Solutions ("CES") reporting units did not have goodwill in any period presented.

(2)
Purchase accounting adjustments during 2011 for TECH relate to the acquisition of TV One and for DMS relate to the acquisition of Ergotron. Due to revisions to the preliminary estimate of fair value for Ergotron, which primarily related to intangible assets, net of deferred tax consequences, as well as other deferred tax adjustments, the preliminary goodwill allocation increased by approximately $1.4 million from $130.0 million at December 31, 2010 to approximately $131.4 million at December 31, 2011. See Note 2, “Acquisitions and Other Investments”.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

The Company accounts for acquired goodwill in accordance with ASC 805 and ASC Topic 350. Under ASC 350, goodwill is not amortized. Instead, it is evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, for example, a significant adverse change in the business climate. The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter. The reporting units evaluated for goodwill impairment have been determined to be the same as our operating segments. Only the RESV, DMS and TECH reporting units have goodwill and, therefore, are the only reporting units that currently are required to be evaluated for goodwill impairment.

In 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-8”), which introduced an optional qualitative assessment for testing goodwill impairment. Under ASU 2011-8, if the Company concludes that is more likely than not that the fair value of a reporting unit exceeds the carrying amount, then the Company is not required to perform the two-step impairment test under ASC 350. The Company adopted ASU 2011-8 in 2011 and used the qualitative assessment approach in connection with the Company's 2011 annual impairment evaluation for all three reporting units and in connection with the Company's 2012 annual impairment evaluation for RESV and DMS.

When applicable, the Company utilizes a combination of a discounted cash flow (“DCF”) approach and an EBITDA multiple approach in order to value the Company's reporting units required to be tested for impairment. These non-recurring fair value measurements are primarily determined using unobservable inputs. Accordingly, these fair value measurements are classified within Level 3 of the fair value hierarchy.

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

2012 Goodwill Impairment Testing

For the 2012 annual impairment test for RESV and DMS, the Company determined, based on the qualitative analysis performed in accordance with ASU 2011-08, that it was more likely than not that the fair value of each of RESV and DMS was greater than their carrying amounts as of the first day of the fourth quarter. Accordingly, the Company was not required to perform the two-step impairment test under ASC Topic 350 as of that date with respect to these reporting units.

For the 2012 annual impairment test for TECH, we estimated the fair value of the reporting unit using a weighted average of 50% for the DCF approach and 50% for the EBITDA approach, which we determined to be the most representative allocation for the estimate of the long-term fair value of the reporting unit. The TECH valuation assumed a taxable transaction, with a WACC of 16.9%, and EBITDA multiples in the range of 7.5x to 8.5x for the selected measurement periods of the latest twelve months through September 29, 2012, and forecasted 2012 and 2013. As the estimated fair value of TECH was greater than the carrying value, no Step 2 test for goodwill impairment was required.

2011 Goodwill Impairment Testing

In 2011, the Company determined, based on qualitative analysis in accordance with ASU 2011-08, that it was more likely than not that the fair value of each of the three evaluated reporting units was greater than their carrying amounts as of the first day of the fourth quarter. Accordingly, the Company was not required to perform the two-step impairment test under ASC Topic 350 as of that date.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

2010 Goodwill Impairment Testing

In 2010, the Company performed its annual test of goodwill impairment utilizing the DCF and EBITDA multiple approaches described above for the RESV and TECH reporting units, as these were the only reporting units with goodwill on that date. The acquisition of Ergotron, which resulted in goodwill of approximately $131.4 million, occurred subsequent to the annual impairment testing and, therefore, the DMS reporting unit was not required to be included in the annual test.

The results of the Step 1 Tests performed indicated that the fair value of the RESV and TECH reporting units exceeded their carrying amounts. Therefore, no additional goodwill impairment analysis was required.

Although the Company believes that the goodwill analyses performed are reasonable, there can be no assurance that the Company's future forecasted operating results will be achieved, or that future goodwill impairment charges will not need to be recorded.

Other Intangible Assets

The table that follows presents the Company's major components of intangible assets as of December 31, 2012 and 2011:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Remaining Useful Lives
	(Amounts in millions, except for useful lives)
December 31, 2012
Trademarks	$159.9	$(23.2)	$136.7	18.2
Developed Technology	70.3	(16.4)	53.9	10.3
Customer relationships	488.5	(75.9)	412.6	15.3
Others	23.5	(11.8)	11.7	5.4
	$742.2	$(127.3)	$614.9	15.3

December 31, 2011
Trademarks	$159.9	$(15.5)	$144.4	19.2
Developed Technology	70.3	(10.4)	59.9	11.3
Customer relationships	488.5	(48.1)	440.4	16.3
Others	23.5	(9.0)	14.5	6.3
	$742.2	$(83.0)	$659.2	16.3

Developed technology, trademarks and customer relationships are amortized on a straight-line basis. Amortization of intangible assets charged to operations amounted to approximately $44.3 million, $44.8 million, and $37.0 million for the three years ended December 31, 2012, respectively.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

As of December 31, 2012, the estimated future intangible asset amortization expense aggregated approximately $614.9 million as follows:

Year Ended December 31,	Annual Amortization Expense
(Dollar amounts in millions)
(Unaudited)
2013	$44.0
2014	43.6
2015	43.2
2016	42.7
2017	42.5
2018 and thereafter	398.9

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

The evaluation of the impairment of long-lived assets, other than goodwill, is based on expectations of non-discounted future cash flows compared to the carrying value of the long-lived asset groups. If the sum of the expected non-discounted future cash flows is less than the carrying amount of the ASC 360 Long-Lived Assets, the Company would recognize an impairment loss. The Company's cash flow estimates are based upon future projected cash flows received from subsidiary management in connection with the Company's annual planning, and interim forecasting process, and, if appropriate, include a terminal valuation for the applicable subsidiary based upon an EBITDA multiple. The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions for each of the dates when impairment testing has been performed.

There were no long-lived asset impairment charges recorded during the three years ended December 31, 2012.

4.	NOTES, MORTGAGE NOTES AND OBLIGATIONS PAYABLE
Short-term bank obligations

Short-term bank obligations at December 31, 2012 and 2011 consist of the following:

	December 31,
	2012	2011
	(Dollar amounts in millions)
Secured lines of credit and bank advances of the Company’s foreign subsidiaries	$0.7	$1.3

Short-term bank obligations of the Company's foreign subsidiaries are secured by accounts receivable of the Company's foreign subsidiaries with an aggregate net book value of approximately $0.7 million, and have a weighted average interest rate of approximately 8.0% at December 31, 2012.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Notes, Mortgage Notes and Obligations Payable

Notes, mortgage notes and obligations payable consist of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(Dollar amounts in millions)
8.5% Senior Notes due 2021, including net premium of approximately $8.2 million at December 31, 2012 and net discount of approximately $6.9 million at December 31, 2011	$743.2	$493.1
10% Senior Notes due 2018	250.0	250.0
Senior Secured Term Loan, including net discount of approximately $1.7 million and $7.5 million at December 31, 2012 and 2011, respectively	91.3	339.9
ABL Facility	—	42.0
Mortgage notes payable, including net discounts of approximately $0.2 million and $0.3 million at December 31, 2012 and 2011, respectively.	1.8	2.1
Other, including net discounts of approximately $1.0 million and $1.6 million at December 31, 2012 and 2011, respectively	14.0	16.1
	1,100.3	1,143.2
Less amounts included in current liabilities	2.4	32.1
	$1,097.9	$1,111.1

Fourth Quarter 2012 Debt Transaction

On October 18, 2012, the Company issued $235.0 million aggregate principal amount of 8.5% Senior Notes due 2021 (the “New 8.5% Notes”) at an issue price of 107.125% of principal, plus accrued interest from October 15, 2012. The New 8.5% Notes were offered as additional notes under the indenture pursuant to which the Company previously issued $500.0 million aggregate principal amount of 8.5% Senior Notes due 2021 (the "Original 8.5% Notes" and, together with the New 8.5% Notes, the "8.5% Notes"). The New 8.5% Notes have the same terms as the Original 8.5% Notes except that the New 8.5% Notes are subject to a separate registration rights agreement. Pursuant to the registration rights agreement with the initial purchasers of the New 8.5% Notes, the Company has agreed to file a registration statement with respect to an offer to exchange the New 8.5% Notes for registered notes with substantially similar terms on or before the 270th day after October 18, 2012, the date of issuance of the New 8.5% Notes, use its reasonable best efforts to cause such registration statement to become effective on or before the 360th day after October 18, 2012, and use its reasonable best efforts to complete the exchange offer on or before the 390th day after October 18, 2012, or if required, file a shelf registration statement with respect to the New 8.5% Notes and use its reasonable best efforts to cause such shelf registration statement to become effective on or before the 480th day after October 18, 2012. If the Company is not in compliance with this obligation, special interest will accrue at a rate of 0.25% per annum during the 90-day period immediately following the occurrence of the registration default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event will the special interest rate exceed 1.00% per annum.

The Company received approximately $251.7 million of gross proceeds in connection with the issuance of the New 8.5% Notes, which were used to pay down an equal amount of aggregate principal of the Company's senior secured term loan with initial borrowings of $350.0 million and a final maturity in 2017 ("Term Loan Facility"). The Company used cash on hand to pay accrued interest of approximately $1.8 million related to the Term Loan Facility and to pay underwriting, legal, and accounting fees of approximately $4.7 million related to the issuance of the New 8.5% Notes.

Certain holders of the New 8.5% Notes had previously held loans under our Term Loan Facility up to the time they were paid down. In accordance with Accounting Standards Codification 470-50, "Debt Modifications and Extinguishments" (“ASC 470-50”), the Company determined that of the net total of the related Term Loan Facility original issue discounts, New 8.5% Note premiums, underwriting commissions, legal, accounting and other expenses, approximately $6.4 million should be recorded as a loss on debt retirement, and approximately $3.9 million and $15.1 million should be recorded as deferred debt expense and debt premium, respectively, and amortized over the life of the New 8.5% Notes.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Amended & Restated $300.0 million senior secured asset-based revolving credit facility

On June 13, 2012, the Company amended and extended its $300.0 million senior secured asset-based revolving credit facility (the “ABL Facility”). The amendment lowers the interest rates and fees payable by Nortek and extends the maturity from December 17, 2015 to June 13, 2017. Additionally, certain provisions of the credit agreement were amended to enhance Nortek's financial and operational flexibility. In conjunction with amending the ABL Facility in June 2012, the Company incurred fees and expenses of approximately $1.2 million which have been included in deferred financing costs and will be recognized over the remaining term of the ABL Facility. The Company had previously amended its ABL Facility in December 2010, incurring fees and expenses of approximately $2.7 million.

The ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.

All obligations under the Term Loan Facility and ABL Facility are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned domestic (and, in the case of the ABL Facility, Canadian) restricted subsidiaries of the Company. All obligations under our Term Loan Facility and ABL Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company's assets and the assets of the guarantors, including:

•
a second-priority security interest in the case of the Term Loan Facility, and a first-priority security interest in the case of the ABL Facility, in personal property consisting of accounts receivable, inventory, cash, deposit accounts, and certain related assets and proceeds of the foregoing; and

•
a first-priority security interest in the case of the Term Loan Facility, and a second-priority interest in the case of the ABL Facility, in, and mortgages on, substantially all of the Company's material owned real property and equipment.

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

As of December 31, 2012, there were no outstanding borrowings and approximately $13.9 million in outstanding letters of credit under the ABL Facility. Based on the December 2012 borrowing base calculations, the Company had excess availability of approximately $241.5 million at December 31, 2012.

The interest rates applicable to loans under the ABL Facility are, at the Company’s option, equal to either an adjusted LIBOR rate for a one, two, three or six month interest period (or such period of 365 days or less, if consented to by the relevant lenders) or an alternate base rate, plus an applicable margin percentage ranging from 1.75% to 2.25% for borrowings based on an adjusted LIBOR or Canadian bankers' acceptance rate, and 0.75% to 1.25% for borrowings based on a base or prime rate, depending on the Company’s Average Excess Availability (as defined in the ABL Facility). The alternate base rate, with respect to U.S. Borrowings, will be the greater of (1) the Federal Funds rate plus 0.50%, (2) 1.00% plus the LIBOR rate for a 30 day interest period as determined on such day, or (3) the prime rate. Interest is payable at the end of the selected interest period, but no less frequently than quarterly.

The Company will be required to deposit cash daily from its material deposit accounts (including all concentration accounts) into collection accounts maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit, if (i) excess availability (as defined in the ABL Facility) falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing. Based on the December 2012 borrowing base calculations, the Company had approximately $209.6 million of excess availability before triggering the cash deposit requirements at December 31, 2012. In addition, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing, the Company will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. The Company’s ability to meet the required fixed charge coverage ratio can be affected by events beyond its control. A breach of any of these covenants could result in a default under the ABL Facility.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

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

The credit agreement for the ABL Facility contains certain restrictive financial and operating covenants, including covenants that restrict the Company’s ability and the ability of its subsidiaries to complete acquisitions, pay dividends, incur indebtedness or liens, make investments, sell assets and take certain other corporate actions. At December 31, 2012, the Company's 10% Notes were the most restrictive. As of December 31, 2012, the Company was in compliance with all covenants under the agreement that governs the ABL Facility.

8.5% Senior Notes due 2021

The 8.5% Notes are unconditionally guaranteed on a senior unsecured basis by each of the Company's current and future domestic restricted subsidiaries (other than receivables subsidiaries, immaterial subsidiaries or non-wholly owned subsidiaries unless such non-wholly owned subsidiary guarantees any credit facilities or any capital market securities of the Company or any guarantor) that guarantee any of the Company's or other restricted subsidiaries' other indebtedness. Interest on the 8.5% Notes accrues at the rate of 8.5% per annum and is payable semi-annually in arrears on April 15 and October 15, until maturity. Interest on the 8.5% Notes accrues from the date of original issuance or, if interest has already been paid, from the date it was most recently paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

At any time prior to April 15, 2014, the Company may redeem up to 35% of the aggregate principal amount of the 8.5% Notes with the net cash proceeds from certain equity offerings at a redemption price of 108.5% plus accrued and unpaid interest, provided that at least 65% of the original aggregate principal amount of the 8.5% Notes remains outstanding after the redemption and the redemption occurs within 90 days of the date of the closing of such equity offerings. On or after April 15, 2016, the 8.5% Notes are redeemable at the option of the Company, in whole or in part, on or after April 15, 2016 at 104.25%, declining to 102.125% on April 15, 2017, declining to 101.063% on April 15, 2018 and further declining to 100.0% on April 15, 2019.

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

The indenture governing the 8.5% Notes contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and the sale of assets (all as defined in the indenture and other agreements). At December 31, 2012, the Company's 10% Notes were the most restrictive. As of December 31, 2012, the Company was in compliance with all covenants under the indenture that governs the 8.5% Notes.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Term Loan Facility

All obligations under the Term Loan Facility and ABL Facility are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned domestic (and, in the case of the ABL Facility, Canadian) restricted subsidiaries of the Company. All obligations under our Term Loan Facility and ABL Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company's assets and the assets of the guarantors, including:

•
a second-priority security interest in the case of the Term Loan Facility, and a first-priority security interest in the case of the ABL Facility, in personal property consisting of accounts receivable, inventory, cash, deposit accounts, and certain related assets and proceeds of the foregoing; and

•
a first-priority security interest in the case of the Term Loan Facility, and a second-priority interest in the case of the ABL Facility, in, and mortgages on, substantially all of the Company's material owned real property and equipment.

The remaining principal balance related to the Term Loan Facility is due on April 26, 2017.

The Term Loan Facility provides that the Company may request additional tranches of term loans in an aggregate amount not to exceed $200.0 million. Availability of such additional tranches of term loans will be subject to the absence of any default, a pro forma secured leverage ratio test and, among other things, the receipt of commitments by existing or additional financial institutions.

Loans under the Term Loan Facility bear interest, at the Company's option, at a rate per annum equal to either (1) a base rate (as defined in the credit agreement governing the Term Loan Facility) or (2) a Eurodollar rate (as defined in the credit agreement governing the Term Loan Facility), in each case plus an applicable margin. The weighted average interest rate under the Term Loan Facility at December 31, 2012 was 5.25%.

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

The Company may voluntarily prepay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to Eurodollar rate loans.

The Term Loan Facility agreement contains certain restrictive financial and operating covenants, including covenants that restrict the Company's ability and the ability of its subsidiaries to complete acquisitions, pay dividends, incur indebtedness or liens, make investments, sell assets and take certain other corporate actions. At December 31, 2012, the Company's 10% Notes were the most restrictive. As of December 31, 2012, the Company was in compliance with all covenants under the agreement that governs the Term Loan Facility.

10% Senior Notes due 2018

On November 23, 2010, the Company sold $250.0 million principal amount of 10% Senior Notes due December 1, 2018 (the "10% Notes”). The 10% Notes were issued for general corporate purposes, including the acquisition of Ergotron (Note 2, "Acquisitions and Other Investments"), and are unconditionally guaranteed on a senior unsecured basis by each of the Company's current and future domestic subsidiaries that guarantee its obligations under the ABL Facility. Net proceeds from the sale of the 10% Notes, after deducting underwriting commissions and expenses, amounted to approximately $243.2 million.

Interest on the 10% Notes accrues at the rate of 10% per annum and is payable semi-annually in arrears on June 1 and December 1, until maturity. Interest on the 10% Notes accrues from the date of original issuance or, if interest has already been paid, from the date it was most recently paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

At any time prior to December 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the 10% Notes with the net cash proceeds from certain equity offerings at a redemption price of 110.0% plus accrued and unpaid interest, provided that at least 65% of the original aggregate principal amount of the 10% Notes remains outstanding after the redemption and the redemption occurs within 90 days of the date of the closing of such equity offerings. On or after December 1, 2014 the 10% Notes are redeemable at the option of the Company, in whole or in part, on or after December 1, 2014 at 105.0%, declining to 102.5% on December 1, 2015 and further declining to 100.0% on December 1, 2016.

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

The indenture governing the 10% Notes contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and the sale of assets (all as defined in the indenture and other agreements). As of December 31, 2012, the Company had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $40.6 million. As of December 31, 2012, the Company was in compliance with all covenants under the indenture that governs the 10% Notes.

Second Quarter 2011 Debt Transactions

On April 26, 2011, the Company issued its Original 8.5% Notes in an aggregate principal amount of $500.0 million and entered into its Term Loan Facility. The Company received approximately $848.2 million of gross proceeds in connection with the issuance of the Original 8.5% Notes and Term Loan Facility. The Company used approximately $825.0 million of these net proceeds to repurchase or redeem all of the 11% Senior Secured Notes due 2013 (the "11% Notes"), which included approximately $753.3 million of aggregate outstanding principal balance, approximately $37.8 million of tender and redemption premiums and approximately $33.9 million of accrued but unpaid interest. The redemption of the 11% Notes resulted in a pre-tax loss of approximately $33.8 million in the second quarter of 2011.

Other Indebtedness

Mortgage notes payable of approximately $1.8 million outstanding at December 31, 2012 includes various mortgage notes and other related indebtedness payable in installments through 2019. These notes have a weighted average interest rate of approximately 2.7% and are collateralized by property and equipment with an aggregate net book value of approximately $6.9 million at December 31, 2012.

Other obligations, including capital leases, of approximately $14.0 million outstanding at December 31, 2012 include borrowings relating to equipment purchases, notes payable issued for acquisitions and other borrowings bearing interest at rates ranging from approximately 5.8% to 9.5% and maturing at various dates through 2020. Approximately $9.0 million of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $13.2 million at December 31, 2012.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Scheduled Maturities

At December 31, 2012, the maturities for the Company’s notes, mortgage notes and obligations payable (excluding approximately $5.3 million of net debt premium) were:

Year Ended December 31,	Debt Obligation Maturities
(Dollar amounts in millions)
2013	$2.8
2014	3.1
2015	2.9
2016	1.0
2017	94.0
Thereafter	991.2

5.	EXIT AND DISPOSAL ACTIVITIES

The Company has initiated various exit and disposal activities including, but not limited to, the following matters.

The Company has completed or is in the process of combining the operations of certain subsidiaries within the TECH segment in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth.  In connection with these combinations, during 2012, the Company recorded approximately $2.4 million in costs to reduce inventory values for certain products to their expected net realizable amount within COGS.  Additionally, the Company recorded approximately $3.7 million in one time termination benefits and other costs to SG&A during 2012.  The Company anticipates recording additional expenses related to one time termination benefits and other costs associated with these activities of approximately $4.0 million to $5.0 million.

In 2011, management approved a plan to reduce costs and improve production efficiencies at Best, one of the Company's RESV subsidiaries, including transferring certain operations from Italy to Poland. During 2012, the Company recorded expenses of approximately $1.8 million, including approximately $1.7 million in the fourth quarter of 2012, within COGS related to contractual termination benefits associated with this exit activity. During 2011, the Company recorded expenses of approximately $1.3 million within SG&A and approximately $14.4 million within COGS related to contractual termination benefits and other costs arising from the implementation of this plan. As the Company continues to restructure Best, it is possible that additional expenses may be incurred.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

The following table sets forth the exit and disposal activity discussed above, and other less significant exit and disposal activities, for 2012:

	Balance				Balance
	12/31/11	Provision	Payments	Other	12/31/12
	(Dollar amounts in millions)
Employee Separation Expenses:
SG&A	$0.5	$1.3	$(1.1)	$(0.4)	$0.3
COGS	11.0	1.9	(4.3)	0.6	9.2
Total Employee Separation Expenses	11.5	3.2	(5.4)	0.2	9.5

Other Costs and Expenses:
SG&A	0.2	2.4	(1.1)	—	1.5
COGS	—	3.5	(3.4)	0.9	1.0
Total Other Costs and Expenses	0.2	5.9	(4.5)	0.9	2.5

Total Restructuring Activity:
SG&A	0.7	3.7	(2.2)	(0.4)	1.8
COGS	11.0	5.4	(7.7)	1.5	10.2
	$11.7	$9.1	$(9.9)	$1.1	$12.0

Employee separation expenses are comprised of severance, accrued vacation, outplacement, and retention bonus payments. Other costs include expenses associated with asset write-downs, remaining lease payments on abandoned facilities, costs to prepare facilities for closure, and costs to move equipment and products to other facilities.

On March 11, 2013, the Company's Board of Directors approved the following initiatives: (i) construction of two new manufacturing facilities on a campus in Mexico to be shared by the RHC and CES segments, which will provide an integrated manufacturing footprint for both RHC and CES; (ii) consolidation of two North American manufacturing facilities in the RHC segment into the new, shared facility in Mexico; and (iii) transfer of product manufacturing from certain manufacturing facilities in the CES segment to the new, shared campus in Mexico, as well as transferring and expanding parts and sub-assembly operations in Mexico. The Company expects that the total cost to complete these manufacturing relocation projects will approximate between $45.0 million and $50.0 million, with cash expenditures to begin in the second quarter of 2013 and continue through fiscal year 2015. The Company's Board of Directors also approved entry into a five-year agreement with a third party logistics service provider to outsource certain warehousing and distribution activities in the Company's North American operating segments and facilitate the consolidation of North American warehousing distribution centers. The Company expects this process of outsourcing and consolidation to cost approximately $8.0 million to $10.0 million to be incurred over a 12 month period commencing in the second quarter of 2013.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

6.	COMMITMENTS AND CONTINGENCIES

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

Lease Obligations

At December 31, 2012, the Company is obligated under operating lease agreements for the rental of certain real estate and machinery and equipment used in its operations. At December 31, 2012, future minimum rental obligations aggregated approximately $71.5 million and are payable as follows:

Year Ended December 31,	Future Minimum Rental Obligations
(Dollar amounts in millions)
2013	$20.9
2014	16.0
2015	10.9
2016	7.3
2017	5.3
Thereafter	11.1

Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Under certain of these lease agreements, the Company or its subsidiaries are also obligated to pay insurance and taxes.

Rental expense charged to continuing operations in the accompanying consolidated statements of operations was approximately $34.3 million, $31.2 million and $32.2 million for 2012, 2011 and 2010, respectively.

Indemnifications

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications of approximately $5.3 million and $5.5 million at December 31, 2012 and 2011, respectively, of which approximately $2.3 million are recorded in accrued expenses and approximately $3.0 million and $3.2 million, respectively, are recorded in other long-term liabilities in the accompanying consolidated balance sheets.  At December 31, 2012 and 2011, the undiscounted future payments related to these indemnifications were estimated to be approximately $5.7 million and $6.0 million, respectively.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Changes in the Company’s combined short-term and long-term warranty liabilities during 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(Dollar amounts in millions)
Balance, beginning of period	$56.3	$55.9
Warranties provided during period	26.8	26.3
Settlements made during period	(27.2)	(29.7)
Changes in liability estimate, including expirations and acquisitions	(1.2)	3.8
Balance, end of period	$54.7	$56.3

The Company has undertaken several voluntary product recalls and reworks over the past several years. Additional product recalls and reworks could result in material future costs. Many of the Company's products, especially certain models of bath fans, range hoods, and residential furnaces and air conditioners, have a large installed base, and any recalls or reworks related to such products could be particularly costly. The costs of product recalls or reworks are not generally covered by insurance. Recalls or reworks may adversely affect the Company's reputation as a manufacturer of high-quality, safe products and could have a material adverse effect on its financial condition, results of operations and cash flows.

Other Commitments and Contingencies

Two of the Company's subsidiaries in the TECH segment ship security products to 2GIG, for whom the Company has determined that cash basis accounting treatment was appropriate for 2010 to 2012 for revenue recognition and has deferred revenue recognition on approximately $6.3 million and $6.3 million of net sales at December 31, 2012 and 2011, respectively. Under the agreement with 2GIG, the Company recognized net sales of approximately $63.1 million and $98.1 million during the years ended December 31, 2012 and 2011, respectively. The Company has recorded the cost basis of related inventory shipped of approximately $5.1 million and $4.8 million at December 31, 2012 and 2011, respectively, in other current assets in the accompanying consolidated balance sheets. In addition, included in inventory is approximately $5.8 million and $3.5 million at December 31, 2012 and 2011, respectively, of inventory related to this customer.

As discussed previously in Note 2, "Acquisitions and Other Investments", on February 14, 2013 the Company announced that it had signed a definitive agreement to acquire this customer from APX Group, Inc. This transaction is expected to close during the first half of 2013.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

7.	ACCRUED EXPENSES AND TAXES, NET AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes, net included in current liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(Dollar amounts in millions)
Payroll, pension and employee benefits	$56.1	$53.7
Product liability reserves	10.4	7.8
Worker's compensation reserves	2.2	1.4
Other insurance reserves, including employee health benefit accruals	4.9	5.6
Interest	16.2	13.5
Exit and disposal activities	8.7	3.5
Product warranty	27.1	29.2
Sales and marketing	25.2	30.2
Other, net	48.1	64.1
	$198.9	$209.0

Accrued expenses included in other long-term liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(Dollar amounts in millions)
Employee pension retirement benefit obligation	$60.5	$66.2
Product warranty	27.6	27.1
Post-retirement health benefit obligations	1.9	2.0
Product liability reserves	43.6	58.4
Worker's compensation reserves	0.8	1.4
Other insurance reserves	4.1	4.1
Exit and disposal activities	3.3	8.2
Other, net	45.1	42.4
	$186.9	$209.8

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

8.	INCOME TAXES

The following is a summary of the components of earnings (loss) before provision (benefit) for income taxes for the periods presented:

	For the year ended December 31,
	2012	2011	2010
	(Dollar amounts in millions)
Domestic	$0.2	$(68.8)	$(28.8)
Foreign	24.6	(7.4)	3.8
	$24.8	$(76.2)	$(25.0)

The following is a summary of the provision (benefit) for income taxes included in the accompanying consolidated statements of operations for the periods presented:

	For the year ended December 31,
	2012	2011	2010
	(Dollar amounts in millions)
Federal income taxes:
Current	$0.6	$0.3	$0.3
Deferred	3.3	(20.8)	(18.8)
	3.9	(20.5)	(18.5)
Foreign	8.2	6.4	6.5
State	3.2	(6.2)	0.4
	$15.3	$(20.3)	$(11.6)

Income tax payments, net of refunds, for 2012 and 2010 were approximately $5.9 million and $18.4 million, respectively. Net income taxes refunded during 2011 were approximately $4.6 million.

The following table reconciles the federal statutory income tax provision (benefit) and rate to the actual income tax provision (benefit) and related effective tax rate for the periods presented:

	For the year ended December 31,
	2012		2011		2010
	$	%	$	%	$	%
	(Dollar amounts in millions)
Income tax at the federal statutory rate	$8.7	35.0%	$(26.7)	35.0%	$(8.8)	35.0%
Net change from federal statutory rate:
Change in valuation allowance related to deferred tax assets	6.2	24.9	14.8	(19.4)	5.1	(20.2)
Change in uncertain tax positions, including interest	0.3	1.1	0.3	(0.4)	(1.8)	7.1
State income tax, net of federal income tax effect	2.1	8.4	(4.0)	5.3	0.3	(1.0)
Tax effect resulting from foreign activities and foreign dividends	(3.3)	(13.4)	(4.2)	5.5	0.2	(0.9)
Non-deductible expenses	2.3	9.4	1.5	(1.9)	2.8	(11.2)
Research credits	(1.7)	(6.7)	(1.7)	2.2	—	—
Tax benefit for capitalized R&D costs	—	—	—	—	(9.9)	39.7
Other, net	0.7	3.0	(0.3)	0.3	0.5	(2.1)
	$15.3	61.7%	$(20.3)	26.6%	$(11.6)	46.4%

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

The tax effect of temporary differences which give rise to significant portions of deferred income tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(Dollar amounts in millions)
Prepaid Income Tax Assets (Liabilities) (classified current)
Arising From:
Accounts receivable	$4.0	$4.9
Inventories	(0.9)	(2.0)
Insurance reserves	2.8	1.4
Warranty accruals	9.3	10.4
Valuation allowances	(5.8)	(3.4)
Net loss and credit carry forwards	5.9	9.9
Other reserves and assets, net	14.0	17.5
	$29.3	$38.7
Deferred Income Tax Assets (Liabilities) (classified non-current)
Arising From:
Property and equipment, net	$(19.3)	$(23.0)
Intangible assets, net	(209.2)	(222.3)
Pension and other benefit accruals	20.2	20.8
Insurance reserves	14.2	19.4
Warranty accruals	10.3	9.9
Net loss and credit carry forwards	40.2	40.5
Other reserves and assets, net	12.1	13.6
Valuation allowance	(36.4)	(37.2)
Tax deductible goodwill	35.2	40.9
	$(132.7)	$(137.4)

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

 As of December 31, 2009, as a result of income and related deferred tax liabilities recognized through fresh-start accounting, the Company determined that a valuation allowance was no longer required for most of its domestic deferred tax assets. The Company has sufficient reversing deferred tax liabilities available so that it is more likely than not that its federal deferred tax assets will be realized. The Company continues to maintain a valuation allowance for certain foreign net operating loss carryforwards, certain state net operating loss carryforwards and deferred state tax assets and for certain federal deferred tax assets that, if recognized, would result in capital losses. The increase in valuation allowance for 2012 relates to losses of certain foreign subsidiaries and losses in certain domestic jurisdictions. The Company has determined that based on the history of losses at these subsidiaries, and expectations for the future, a valuation allowance is required for these loss carry-forwards since it is more likely than not that these loss carry-forwards will not be realized.

At December 31, 2012, the Company has not provided United States income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $62.4 million, as those amounts are considered indefinitely invested. Due to the complexities of the U.S. tax law, including the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested. The Company has provided United States income taxes and foreign withholding taxes on approximately $9.7 million of unremitted foreign earnings which are not indefinitely invested.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

The Company has a federal net operating loss carry forward generated in 2011 of approximately $26.0 million which will expire in 2031. Included as part of the net operating loss are deductions of approximately $9.6 million related to the deductions for share-based compensation in excess of the corresponding book expense. The tax benefits related to these deductions will be recognized as a credit to additional paid in capital when the benefits are realized on a tax return. The Company also has state net operating losses in various jurisdictions which will expire beginning in 2015.

 The Company has approximately $81.1 million of foreign net operating loss carry-forwards that, if utilized, would offset future foreign tax payments. Approximately $67.5 million of these foreign net operating losses have an indefinite carry-forward period and the remaining foreign net operating losses will expire at various times beginning in 2013. The Company has recorded a full valuation allowance against these losses.

 A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
	(Dollar amounts in millions)

Balance at January 1,	$34.2	$21.9
Gross increases related to positions taken in the current year	1.9	5.1
Gross increases related to positions taken in prior periods	—	10.4
Decreases due to lapse of statutes of limitation related to state tax and foreign items	(1.6)	(3.2)
Balance at December 31,	$34.5	$34.2

As of January 1, 2012, the Company had a liability of approximately $26.6 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  The liability for uncertain tax positions at December 31, 2012 was approximately $26.4 million. The liability for uncertain tax positions is included in other long-term liabilities on the accompanying consolidated balance sheet. The corresponding amount of gross uncertain tax benefits was approximately $34.5 million and $34.2 million at December 31, 2012 and December 31, 2011, respectively. During 2011, the Company increased the reserve for uncertain tax positions related to uncertainties surrounding the timing of deductions related to intercompany transactions with foreign affiliates. This item resulted in an increase of approximately $7.5 million in uncertain tax positions, with a corresponding increase in deferred tax assets of approximately $7.5 million.

As of December 31, 2012 and December 31, 2011, the amount of uncertain tax positions that will impact the Company's effective tax rate is approximately $14.6 million and $14.0 million, respectively. The difference between the total amount of uncertain tax positions and the amount that will impact the effective tax rate represents the federal tax effect of state tax items, items that offset temporary differences, and items that will result in a reduction of other tax assets.

As of December 31, 2012, the Company had approximately $2.2 million in unrecognized benefits relating to various state tax issues, for which the statute of limitations is expected to expire in 2013. In addition, the Company currently expects that it will resolve certain state tax disputes during 2013. The total amount of uncertain tax positions that is related to these disputes is approximately $2.4 million. The current period tax provision includes a reversal of approximately $1.6 million of state reserves as a result of the lapsing of the statute of limitations during the year.

As of December 31, 2012 and December 31, 2011, the total amount of accrued interest related to uncertain tax positions was approximately $2.8 million and $2.3 million, respectively.  The Company has included a provision of approximately $0.5 million as part of its 2012 tax provision related to an increase of interest on uncertain tax positions. The Company has included a benefit of approximately $0.6 million as part of its 2011 tax provision related to a reduction of interest on uncertain tax positions. The Company has included a benefit of approximately $0.7 million as part of its 2010 tax provision related to a reduction of interest on uncertain tax positions and also made interest payments of approximately $0.1 million.

In the third quarter of 2010, the Company reached a settlement related to an income tax and VAT audit related to one of its foreign subsidiaries.  The total amount that the Company paid in connection with this settlement was approximately $1.7 million, of which approximately $0.9 million related to income taxes and approximately $0.8 million related to VAT (which was recorded

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

within SG&A).  The Company had previously established income tax reserves for these uncertain income tax positions totaling approximately $2.3 million, including interest. The income tax provision for the year ended December 31, 2010 includes a reduction in these reserves of approximately $1.4 million.

The Company's consolidated federal tax return has been audited through the period ended December 31, 2009. During the year, the Company completed an audit of its December 17 and December 31, 2009 tax returns. There were no material changes made to the returns. The Company's state and foreign tax filings generally remain open to examination by the relevant tax authority for the tax years 2008 through 2011.

9.	SEGMENT INFORMATION AND CONCENTRATION OF CREDIT RISK

The Company is a global, diversified company whose many market-leading brands deliver broad capabilities and a wide array of innovative, technology-driven products and solutions for lifestyle improvement at home and at work. The Company's five reporting segments are as follows:

•	the Residential Ventilation (“RESV”) segment,

•	the Technology Solutions (“TECH”) segment,

•	the Display Mount Solutions ("DMS") segment,

•	the Residential Heating and Cooling (“RHC”) segment, and

•	the Custom & Engineered Solutions (“CES”) segment.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

The CES segment, formerly known as the Commercial Air Solutions ("CAS") segment, manufactures and sells custom-designed and engineered heating, ventilating and air conditioning products and systems that meet customer specifications. The principal products sold by the segment are air handlers and large custom rooftop cooling and heating products.

 Sales of the Company’s kitchen range hoods and exhaust fans within the RESV segment accounted for approximately 11.6% and 10.0%, respectively, of consolidated net sales for 2012, approximately 11.9% and 9.2%, respectively, of consolidated net sales in 2011 and approximately 14.1% and 10.3%, respectively, of consolidated net sales in 2010. Sales of the Company’s commercial air handlers within the CES segment accounted for approximately 14.6%, 11.4% and 10.9% of consolidated net sales in 2012, 2011 and 2010, respectively. Sales of the Company's digital display mounting and mobility products within the DMS segment accounted for approximately 12.9% and 12.7% of consolidated net sales in 2012 and 2011, respectively, and prior to 2011, did not account for more than 10% of consolidated net sales. No other single product class accounts for 10% or more of consolidated net sales.

The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies”. The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. Intersegment net sales and intersegment eliminations are not material for any of the periods presented. The financial statement impact of all purchase accounting adjustments, including intangible assets amortization and goodwill, are reflected in the applicable operating segment, which are the Company’s reporting units. Unallocated assets consist primarily of cash and cash equivalents, marketable securities, prepaid and deferred income taxes, deferred debt expense and long-term restricted investments and marketable securities.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Net sales, operating earnings (loss) and earnings (loss) before provision (benefit) for income taxes for the Company’s reporting segments for the three years ended December 31, 2012 were as follows:

	For the year ended December 31,
	2012	2011	2010
	(Dollar amounts in millions)
Net sales:
RESV	$598.3	$591.2	$602.7
TECH	422.7	455.2	396.9
DMS	284.6	280.6	66.7
RHC	381.8	378.6	470.5
CES	513.9	434.9	362.5
Consolidated net sales	$2,201.3	$2,140.5	$1,899.3

Operating earnings (loss):
RESV (1)	$73.3	$32.6	$56.1
TECH (2)	14.2	35.4	10.7
DMS	33.1	22.2	1.4
RHC (3)	8.5	1.4	23.6
CES (4)	42.9	12.0	5.7
Subtotal	172.0	103.6	97.5
Executive retirement	—	(8.7)	—
Unallocated, net (5)	(44.4)	(31.8)	(26.9)
Consolidated operating earnings	127.6	63.1	70.6
Interest expense	(96.5)	(105.6)	(95.7)
Loss from debt retirement	(6.4)	(33.8)	—
Investment income	0.1	0.1	0.1
Earnings (loss) before provision (benefit) for income taxes	$24.8	$(76.2)	$(25.0)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

(1)
In 2012, includes (1) approximately $1.8 million (of which approximately $1.7 million was recorded during the fourth quarter of 2012) of contractual termination benefits and other charges relating to exit and disposal activities and (2) a decrease in product liability expense of approximately $9.4 million as compared to 2011 as a result of favorable settlement of claims primarily in 2012, and (3) a decrease in net foreign exchange losses of approximately $3.5 million related to transactions, including intercompany debt not indefinitely invested in the Company's subsidiaries as compared to 2011. In 2011, includes (1) approximately $16.9 million (of which approximately $13.5 million was recorded during the fourth quarter of 2011) of severance and other charges relating to exit and disposal activities and (2) a decrease in product liability expense of approximately $8.2 million (of which approximately $7.9 million occurred in the fourth quarter of 2011) as compared to 2010 as a result of favorable settlement of claims primarily in the fourth quarter of 2011. In 2010, includes a reduction in warranty reserves of approximately $4.1 million due to the Company's change in estimate of expected warranty claims and a charge of approximately $1.9 million related to a product safety upgrade program.

(2)
For 2012, includes approximately $6.1 million of costs and expenses related to inventory reserves and one time termination benefits in conjunction with combining certain subsidiaries within the segment and a charge of approximately $3.7 million relating to the decision to discontinue development of a certain new product within the segment. In 2011, includes approximately $1.2 million of severance and other charges relating to exit and disposal activities and approximately $4.9 million of additional warranty expense related to a certain customer. In 2010, includes approximately $4.5 million of severance and other charges related to the closure of certain facilities and a gain of approximately $3.0 million related to the reversal of a loss contingency reserve that was previously provided in 2009 related to one of the Company's subsidiaries.

(3)
For 2012, includes a decrease in product liability expense of approximately $1.2 million as compared to the same period of 2011 as a result of favorable claims settlement during 2012. In 2011, includes an increase in product liability expense of approximately $1.7 million as compared to 2010 resulting from the favorable settlement of claims that occurred in 2010.

(4)
For 2012, includes costs of approximately $1.2 million relating to the relocation of equipment to a new facility. In 2011, includes a decrease of approximately $1.0 million in product liability expense as compared to 2010 primarily as a result of the favorable settlement of claims. In 2010, includes a reduction in warranty reserves of approximately $0.7 million due to the Company's change in estimate of expected warranty claims.

(5)
For 2012, includes (1) approximately $6.8 million related to operational improvement initiatives, including certain staff additions, outside consulting fees related to certain strategic reviews and other costs, (2) approximately $3.4 million of share-based compensation expense, and (3) approximately $1.8 million of outside consulting fees relating to strategic reviews. In 2011, includes approximately $0.8 million of CEO transition expenses and approximately $1.4 million of outside consulting fees relating to strategic reviews. In 2010, includes non-cash share-based compensation expense of approximately $2.0 million, a gain of approximately $2.7 million relating to the reversal of a portion of a loss contingency reserve provided in prior periods, and approximately $2.2 million of fees and expenses associated with the acquisition of Ergotron.

See Note 6, “Commitments and Contingencies”, and Note 8, “Income Taxes”, with respect to certain other income (expense) items affecting segment earnings (loss).

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Depreciation expense, amortization expense and capital expenditures for the Company’s segments are presented in the table that follows for the periods presented:

	For the year ended December 31,
	2012	2011	2010
	(Dollar amounts in millions)
Depreciation Expense:
RESV	$13.7	$13.6	$16.2
TECH	4.4	5.4	5.6
DMS	5.3	4.0	0.3
RHC	8.9	11.6	14.4
CES	6.0	6.4	5.8
Unallocated	0.2	0.2	0.2
Consolidated depreciation expense	$38.5	$41.2	$42.5
Amortization expense:
RESV (1)	$15.3	$15.3	$18.4
TECH (2)	10.2	10.1	17.5
DMS (3)	12.1	20.2	0.9
RHC (4)	1.7	1.2	1.7
CES (5)	5.9	5.9	10.7
Unallocated	—	—	—
Consolidated amortization expense	$45.2	$52.7	$49.2
Capital Expenditures:
RESV	$5.7	$4.9	$5.9
TECH	4.2	3.4	3.2
DMS	4.5	5.1	0.1
RHC	1.4	2.6	3.0
CES	6.5	5.0	7.3
Unallocated (6)	2.7	0.1	0.3
Consolidated capital expenditures	$25.0	$21.1	$19.8

(1)	Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $1.4 million for 2010.

(2)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.2 million and $8.4 million for 2011 and 2010, respectively.

(3)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $7.3 million and $0.9 million for 2011 and 2010, respectively.

(4)
Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.9 million, $0.4 million and $0.8 million for 2012, 2011 and 2010, respectively.

(5)	Includes amortization of excess purchase price allocated to inventory recorded as a non-cash charge to cost of products sold of approximately $0.7 million for 2010.

(6)	Includes capital expenditures financed under capital leases of approximately $0.9 million for 2012.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Segment assets at December 31, 2012 and December 31, 2011 for the Company’s reporting segments are presented in the table that follows:

	December 31, 2012	December 31, 2011
	(Dollar amounts in millions)
Segment Assets:
RESV	$647.0	$672.0
TECH	313.3	323.4
DMS	393.4	424.8
RHC	134.5	168.4
CES	189.5	218.3
	1,677.7	1,806.9
Unallocated:
Cash and cash equivalents, including current restricted cash	144.9	58.3
Prepaid income taxes	29.3	38.7
Other assets, including long-term restricted investments and marketable securities	36.2	38.0
Consolidated assets	$1,888.1	$1,941.9

Foreign net sales were approximately 18.8%, 19.7%, and 17.9% of consolidated net sales for 2012, 2011, and 2010, respectively. Foreign net sales are attributed based on the location of the Company’s subsidiary responsible for the sale. Excluding financial instruments and deferred income taxes, foreign long-lived assets were approximately 10.4% and 10.5% of consolidated long-lived assets at December 31, 2012 and 2011, respectively.

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions. These risks are not significantly dissimilar among the Company’s five reporting segments. Accounts receivable from customers related to foreign operations was approximately 25.0% and 23.8% of total accounts receivable at December 31, 2012 and 2011, respectively.

No single customer accounts for 10% or more of consolidated net sales or accounts receivable.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

10.	EQUITY ACTIVITY

The authorized capital stock of Nortek consists of 10,000,000 shares of preferred stock with a $0.01 per share par value, none of which were issued or outstanding at December 31, 2012 and 2011, and 90,000,000 shares of common stock with a $0.01 per share par value, of which 15,298,465 shares and 15,129,239 shares were outstanding at December 31, 2012 and 2011, respectively.

Other Stock Transactions

In connection with the emergence from bankruptcy in 2009, Nortek issued warrants that may be exercised for a period of five years to purchase 789,474 shares of common stock at an exercise price of $52.80 per share. During 2012, approximately 96,444 warrants were exercised for shares of Nortek's common stock primarily through net share settlements as permitted under the warrant agreement. There were no warrants exercised during 2011 or 2010.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings (loss), unrealized gains and losses from foreign currency translation, and pension liability adjustments, net of tax attributes. The components of the Company’s comprehensive income (loss) and the effect on earnings for the periods presented are detailed in the accompanying consolidated statements of stockholders’ investment and statements of comprehensive income (loss).

The balances of each classification, net of tax attributes, within accumulated other comprehensive income (loss) as of the periods presented are as follows:

	Foreign Currency Translation	Post-Retirement Liability Adjustment, net	Total Accumulated Other Comprehensive (Loss) Income
	(Dollar amounts in millions)
Balance, December 31, 2009	$0.7	$0.8	$1.5
Change during the period	1.6	(2.3)	(0.7)
Balance, December 31, 2010	2.3	(1.5)	0.8
Change during the period	(1.6)	(20.0)	(21.6)
Balance, December 31, 2011	0.7	(21.5)	(20.8)
Change during the period	1.4	(2.9)	(1.5)
Balance, December 31, 2012	$2.1	$(24.4)	$(22.3)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

11.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliations between basic and diluted earnings (loss) per share for the three years ended December 31, 2012 are as follows:

	For the year ended December 31,
	2012	2011	2010
	(Dollar amounts in millions, except per share data)

Net earnings (loss)	$9.5	$(55.9)	$(13.4)

Weighted average common shares outstanding	15,152,286	15,122,976	15,000,000
Dilutive effect of common share equivalents	378,919	—	—
Dilutive shares outstanding	15,531,205	15,122,976	15,000,000

Basic earnings (loss) per share	$0.63	$(3.70)	$(0.89)

Diluted earnings (loss) per share	$0.61	$(3.70)	$(0.89)

The effect of certain potential common share equivalents, as outlined below, were excluded from the computation of diluted shares outstanding for 2012, 2011 and 2010 as their inclusion would have been anti-dilutive. Restricted stock awards which vest based upon achievement of performance targets were excluded from the diluted shares outstanding as the performance targets had not been met as of the end of 2012, 2011 and 2010.

A summary of the weighted average anti-dilutive shares excluded from each of the three years ended December 31, 2012 is as follows:

	For the year ended December 31,
	2012	2011	2010
Warrants	777,419	789,474	789,474
Restricted stock	299,924	400,242	707,887
Stock options	27,774	641,552	752,887
Total	1,105,117	1,831,268	2,250,248

12.	SHARE-BASED COMPENSATION

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Under the 2009 Plan, 2,885,907 shares were authorized for grant through December 17, 2019, of which 1,076,555 may be in the form of incentive stock options. The maximum number of shares for which options and stock appreciation rights may be granted to any participant in any calendar year is 627,990, and the maximum number of shares with respect to other awards denominated in shares in any calendar year is 627,990. The maximum value of cash payable with respect to awards denominated in cash or property that may be granted to any participant in any plan year is $5.0 million, subject to certain adjustments as defined. In the event that any outstanding award expires, is forfeited, canceled or otherwise terminated without the issuance of shares or is otherwise settled for cash, the shares subject to such award shall again be available for awards. At December 31, 2012, there are 1,292,832 remaining shares available for grant under the Incentive Plan. The number of shares available for grant under the Incentive Plan as of December 31, 2012, includes 10,138 shares of restricted common stock with performance-based vesting awarded to certain participants pursuant to their employment agreements. These shares are not deemed granted as of December 31, 2012 for purposes of ASC 718 because the related performance goals were not determined by the Board of Directors as of that date.

Stock Options

The Company has awarded options with time based vesting to certain key employees. These options vest annually, on the anniversary of the date of grant, over three or five years provided the recipient remains employed by the Company. All options expire on the tenth anniversary of the grant date, unless terminated earlier.

The following table summarizes the Company's common stock option transactions for the three years ended December 31, 2012. No options were exercised during 2010.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2009	710,731	$17.50
Granted	92,000	22.61
Forfeited	(21,750)	17.50
Outstanding, December 31, 2010	780,981	$18.10
Granted	210,000	26.82
Exercised	(28,928)	17.50		$0.7
Forfeited	(244,937)	17.50
Canceled	(2,250)	17.50
Outstanding, December 31, 2011	714,866	$20.89
Granted	116,119	42.69
Exercised	(143,652)	17.50		$6.4
Forfeited	(27,000)	17.50
Canceled	—	—
Outstanding, December 31, 2012	660,333	$25.60	8.1

Options vested and exercisable as of December 31, 2012	200,814	$20.38	7.4	$9.2	(1)

Remaining options expected to vest as of December 31, 2012	433,957	$27.93	8.3	$16.6	(1)

(1)
The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between the estimated fair value of the Company's stock on December 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based upon the fair market value of the Company's common stock.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

The weighted average grant date fair value of options granted was approximately $17.66, $11.37 and $8.05 during the years ended December 31, 2012, 2011 and 2010, respectively.

The estimated fair value of the options granted was measured on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2012	2011	2010
Risk-Free Interest Rate	1.16%	1.37%	2.39%
Expected Term	6.6 years	6.5 years	5.78 years
Expected Volatility	40.0%	40.7%	55.0%
Expected Dividend Yield	—%	—%	—%

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

As of December 31, 2012, there was approximately $4.5 million of unrecognized compensation cost related to stock options granted under the Incentive Plan. This cost is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.7 years. Total compensation expense related to stock options was approximately $1.3 million, $0.4 million and $0.8 million for the three years ended December 31, 2012, 2011 and 2010, respectively. The related tax benefit recognized for 2012 and 2010 totaled approximately $0.3 million and $0.3 million, respectively. There was no tax benefit recorded for 2011.

Restricted Stock

The Company has awarded performance based restricted shares of common stock to certain key employees. These shares are eligible to become vested in annual installments based upon the achievement of specified levels of Adjusted EBITDA, as defined, for each year. The shares, if any, are vested as of December 31 of each year. However, as the number of shares vesting is contingent upon the Company's financial results, determined based upon the issuance of audited financial statements, the actual issuance of shares to recipients does not occur until the first quarter of the following year.

The Company has also awarded time-based restricted shares of common stock to certain key employees. These shares vest annually, on the anniversary of the date of grant, over three or five years provided the recipient remains employed by the Company.

Restricted stock has the same cash dividend and voting rights as other common stock and, once issued, is considered to be legally issued and outstanding (even when unvested). Recipients of restricted stock are entitled to receive dividends when and if the Company pays a cash dividend on its common stock. Such dividends are payable to the recipient only upon the vesting of the related restricted shares.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

The following table summarizes the Company's restricted stock activity for the years ended December 31:

	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Unvested, December 31, 2009	—	$—	710,731	$11.29
Granted	—	—	2,000	10.85
Vested	—	—	(174,761)	11.29
Forfeited / Canceled	—	—	(11,750)	11.29
Unvested, December 31, 2010	—	$—	526,220	$11.29
Granted	105,616	29.04	—	—
Vested	—	—	(500)	10.85
Forfeited / Canceled	(5,000)	35.98	(259,484)	11.29
Unvested, December 31, 2011	100,616	$28.70	266,236	$11.29
Granted	55,870	42.08	184,192	52.71
Vested	(26,865)	29.33	(47,120)	29.20
Forfeited / Canceled	(1,342)	37.32	(30,809)	14.93
Unvested, December 31, 2012	128,279	$34.30	372,499	$29.20
The aggregate fair value of shares vesting during the years ended December 31, 2012, 2011 and 2010 was approximately $2.2 million, $0.0 million and $2.0 million, respectively.

The cost of the performance based restricted stock awards, calculated as the estimated grant date fair value, net of estimated forfeitures, is being recognized as it becomes probable that the restricted shares, or any portion thereof, will vest. The cost of the time-based restricted stock awards, net of estimated forfeitures, is being recognized on a straight-line basis over the related vesting period. The estimated fair value of the grants is based upon the closing price of the Company's stock on the date of grant. Total compensation expense recognized for the years ended December 31, 2012, 2011 and 2010 related to restricted stock was approximately $3.3 million, $0.2 million and $2.0 million, respectively. The related tax benefit recognized for the years ended December 31, 2012, 2011 and 2010 totaled approximately $1.3 million, $0.1 million and $0.8 million, respectively. At December 31, 2012, there was approximately $10.5 million of unrecognized compensation cost with respect to restricted stock granted under the Incentive Plan. This cost is expected to be recognized over a weighted average period of approximately 1.9 years.

13.	PENSION, PROFIT SHARING AND OTHER POST-RETIREMENT BENEFITS

Nortek and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing, and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

The Company's pension plans offer subsidized early retirement and lump sum payments. The Company's actuaries use assumptions to capture the value of these forms of payments within the liability calculation.

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At December 31, 2012, the Company expects to contribute approximately $4.3 million (unaudited) to its defined benefit pension plans in 2013.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Impact on Financial Statements

Pension, profit sharing and other post-retirement health benefit expense charged to operations aggregated approximately $7.1 million, $4.3 million and $3.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in pension, profit sharing and other post-retirement health benefit expense for 2012 as compared to 2011 is primarily attributable to a reduction in the expected return assumption for the pension plans. In addition, the Company's defined benefit plans were required to recognize a significant amount of other comprehensive loss in 2011 as a result of a decrease in discount rates and unfavorable investment return, a portion of which was amortized as pension expense in 2012.

The increase in pension, profit sharing and other post-retirement health benefit expense for 2011 over 2010 is primarily attributable to the reinstatement of the 401(k) matching contribution in the CES and TECH segments and acquisitions in the TECH segment, which added approximately $0.5 million to expense. These increases were partially offset by a reduced interest cost and favorable investment return for the Company's defined benefit plans in 2010.

The Company’s net periodic benefit cost (income) for its defined benefit and post-retirement health benefit plans for the years ended December 31, 2012, 2011 and 2010 consists of the following components:

	For the year ended December 31,
	2012		2011		2010
	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits
	(Dollar amounts in millions)
Service cost	$0.4	$—	$0.5	$—	$0.4	$—
Interest cost	7.5	0.1	8.6	0.2	8.9	0.3
Expected return on plan assets	(7.0)	—	(9.3)	—	(8.5)	—
Net amortization of actuarial loss	0.8	(0.2)	—	(0.1)	—	—
Settlement gain	—	(0.2)	—	(0.1)	—	—
Net periodic benefit cost (income)	$1.7	$(0.3)	$(0.2)	$—	$0.8	$0.3

The Company's net periodic benefit cost for its post-retirement health benefit plans for 2012 and 2011 reflects settlement accounting resulting from the final payouts of the remaining participants in this plan during 2012, and the retirement of the Company's former Chief Executive Officer in the second quarter of 2011 (see Note 14, "Retirement of Former Chief Executive Officer").

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

The following table outlines the rollforward of the benefit obligation and plan assets for the defined benefit and post-retirement health benefit plans for the years ended December 31, 2012 and 2011:

	December 31,
	2012		2011
	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits
	(Dollar amounts in millions)
Change in benefit obligation:
Benefit obligation at January 1,	$186.0	$5.3	$168.1	$6.9
Service cost	0.4	—	0.5	—
Interest cost	7.5	0.1	8.6	0.2
Loss (gain) due to foreign exchange	1.7	—	(0.2)	—
Actuarial loss (gain), excluding assumption changes	0.1	(0.1)	5.3	(1.1)
Actuarial loss due to assumption changes	9.5	—	15.4	0.1
Benefits and expenses paid	(12.2)	(3.1)	(11.7)	(0.8)
Benefit obligation at December 31,	$193.0	$2.2	$186.0	$5.3
Change in plan assets:
Fair value of plan assets at January 1,	$119.1	$—	$124.1	$—
Actual gain (loss) on plan assets	13.6	—	(1.1)	—
Gain (loss) due to foreign exchange	1.2	—	(0.1)	—
Employer contribution	10.0	3.1	7.9	0.8
Benefits and expenses paid	(12.2)	(3.1)	(11.7)	(0.8)
Fair value of plan assets at December 31,	$131.7	$—	$119.1	$—
Funded status at end of year	$(61.3)	$(2.2)	$(66.9)	$(5.3)
Accumulated benefit obligation at end of year	$192.8	N/A	$185.5	N/A

The following table outlines the funded status amounts recognized in the consolidated balance sheet at December 31, 2012 and 2011:

	December 31,
	2012		2011
	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits
	(Dollar amounts in millions)
Current liabilities	$0.8	$0.3	$0.7	$3.3
Non-current liabilities	60.5	1.9	66.2	2.0
	$61.3	$2.2	$66.9	$5.3

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Other changes in assets and obligations recognized in accumulated other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010 were as follows:

	For the year ended December 31,
	2012		2011		2010
	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits
	(Dollar amounts in millions)
Actuarial (loss) gain arising during the period	$(3.4)	$0.1	$(30.9)	$1.0	$(3.2)	$—
Amortization to net income of net actuarial loss	0.8	(0.4)	—	(0.2)	—	—
Deferred income taxes on pension liability	(0.1)	0.1	10.4	(0.3)	0.9	—
Other comprehensive (loss) income	$(2.7)	$(0.2)	$(20.5)	$0.5	$(2.3)	$—

The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial gains and losses. At December 31, 2012, 2011 and 2010, the net actuarial loss recognized within accumulated other comprehensive income that has not yet been recognized as a component of net periodic pension cost was approximately $24.0 million, $21.0 million and $1.0 million, respectively. The Company expects to recognize approximately $1.0 million in accumulated other comprehensive income as components of net periodic benefit cost in the year ended December 31, 2013 for its defined benefit plans and a de minimis amount for its post-retirement health benefit plans.

Information for the Company's defined benefit plan with accumulated benefit obligations in excess of plan assets as of December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
	(Dollar amounts in millions)
Projected benefit obligation	$193.0	$186.0
Accumulated benefit obligation	$192.8	$185.5
Plan assets	$131.7	$119.1

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Pension Assets and Investment Policies

The Company’s pension plan assets by asset category and by investment objective for equity securities, investment funds and investments in limited partnerships are shown in the tables below. Pension plan assets for the foreign plan relate to the Company’s pension plan in the United Kingdom.

	December 31, 2012		December 31, 2011
	Investment	% of Total	Investment	% of Total
	(Dollar amounts in millions)
Asset Category
Interest bearing cash:
Domestic plans	$4.5	3.5%	$1.7	1.4%
Government securities:
Domestic plans	1.2	0.9	4.8	4.0
Corporate debt:
Domestic plans	6.2	4.7	9.6	8.1
Equity securities:
Domestic plans	20.2	15.3	18.0	15.1
Investment funds:
Domestic plans	54.4	41.3	51.9	43.6
Investments in limited partnerships:
Domestic plans	14.4	10.9	5.1	4.3
Investments in pooled pension funds:
Foreign plan	29.9	22.7	26.4	22.2
Other investments:
Domestic plans	0.9	0.7	1.6	1.3
Total plan assets	$131.7	100.0%	$119.1	100.0%
Equity Securities by Investment Objective:
Domestic mid cap growth	$6.0	4.6%	$5.3	4.4%
Domestic mid cap value	8.3	6.2	7.6	6.4
Domestic small cap value	5.9	4.5	5.1	4.3
	$20.2	15.3%	$18.0	15.1%

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

The investment objective for equity securities represents the principal criteria by which investment manager performance is evaluated. Individual investments included within these groupings may include foreign or other equity investments that are reflective of the overall investment objective for the investment manager.

	December 31, 2012		December 31, 2011
	Investment	% of Total	Investment	% of Total
	(Dollar amounts in millions)
Investment Funds by investment objective:
Domestic large cap value	$4.0	3.0%	$3.6	3.0%
International value	7.8	5.9	6.4	5.5
International core	6.1	4.6	5.4	4.5
Domestic mid cap value	6.8	5.2	5.7	4.8
Domestic small cap value	6.0	4.6	5.4	4.5
Domestic small cap core	3.4	2.6	3.0	2.5
International macro hedge	1.6	1.2	1.6	1.3
Fixed income	18.7	14.2	20.8	17.5
	$54.4	41.3%	$51.9	43.6%

Investments in Limited Partnerships by investment objective:
Domestic large cap core	$2.7	2.0%	$2.6	2.2%
International core	2.8	2.1	2.5	2.1
Domestic mid cap value	0.1	0.1	—	—
Fixed income	8.8	6.7	—	—
	$14.4	10.9%	$5.1	4.3%

Investments in pooled pension funds by investment objective:
Fixed income	$12.2	9.3%	$10.5	8.8%
International hedge	17.7	13.4	15.9	13.4
	$29.9	22.7%	$26.4	22.2%

The Company’s overall weighted-average asset allocations for its domestic and foreign plans at December 31, 2012 and 2011 were as follows:

	December 31,
Asset Category	2012	2011
Cash and cash equivalents	3.5%	1.4%
Equity based	60.1	58.9
Fixed income based	36.4	39.7
	100.0%	100.0%

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

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

Effective in 2013, the Company adopted a liability-driven investment approach for its U.S. pension assets as part of its defined benefit plan terminal funding strategy in order to minimize the volatility of the plans' funded status. The allocation to equity investments as a percentage of plan assets has been reduced and the equity investments are now diversified across low-cost index funds to capture higher expected long-term returns while minimizing cost. The increased fixed income allocation is invested in a manner such that any changes to the corporate bond yield curve will result in proportional changes to both the fixed income portfolio value and the plans' terminal funding liability. As the plans' funded status improves (as measured on a termination basis), the Company will reduce the plans' equity exposure and increase the amount of fixed income investment that is aligned with the plans' expected benefit obligations. This process represents an ongoing reduction in equity return volatility risk that simultaneously reduces interest rate risk associated with both the plans' fixed income portfolio value and terminal funding liability. This approach is expected to significantly reduce the variability of total plan funding costs without increasing the Company's cumulative contributions. The foreign plan target allocation for 2013 is to split the pension assets broadly into 60.0% growth investments and 40.0% bond investments consistent with the portfolio benchmark for 2012.

The following tables set forth by level, within the fair value hierarchy (see Note 15, “Fair Value”), the pension plan assets carried at fair value as of December 31, 2012 and 2011 :

	Assets at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollar amounts in millions)
Interest-bearing cash	$4.5	$—	$—	$4.5
U.S. government securities	1.2	—	—	1.2
Corporate debt	6.2	—	—	6.2
Equity securities	20.2	—	—	20.2
Investment funds	54.4	—	—	54.4
Investments in limited partnerships	—	—	14.4	14.4
Investments in pooled pension funds	29.9	—	—	29.9
Other long-term investments	0.9	—	—	0.9
Total investments at fair value	$117.3	$—	$14.4	$131.7

	Assets at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Dollar amounts in millions)
Interest-bearing cash	$1.7	$—	$—	$1.7
U.S. government securities	4.8	—	—	4.8
Corporate debt	9.6	—	—	9.6
Equity securities	18.0	—	—	18.0
Investment funds	51.9	—	—	51.9
Investments in limited partnerships	—	—	5.1	5.1
Investments in pooled pension funds	26.4	—	—	26.4
Other long-term investments	1.6	—	—	1.6
Total investments at fair value	$114.0	$—	$5.1	$119.1

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

The fair value of investments in limited partnerships is determined based upon information received from the partnerships with respect to the underlying investments held by the respective partnership.

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2012:

Investments in Limited Partnerships
(Dollar amounts in millions)
Balance, beginning of year	$5.1
Net appreciation on value of investments	0.9
Purchases of investments	8.4
Balance, end of year	$14.4

Assumptions

The assumptions used in determining pension, supplemental retirement plans and post-retirement costs and the projected benefit obligation are as follows:

	For the Year Ended December 31,
	2012			2011			2010
Discount rate for projected benefit obligation	2.00%	-	4.40%	3.00%	-	4.70%	4.00%	-	5.40%
Discount rate for pension costs	3.00%	-	4.70%	4.00%	-	5.40%	4.50%	-	6.00%
Expected long-term average return on plan assets	5.81%	-	5.92%	6.72%	-	7.75%	6.72%	-	7.75%
Rate of compensation increase	2.00%	-	3.00%	2.00%	-	3.00%	2.00%	-	3.00%

The Company utilizes long-term investment-grade bond yields as the basis for selecting a discount rate by which plan obligations are measured. An analysis of projected cash flows for each plan is performed in order to determine plan-specific duration. Discount rates are selected based on high quality corporate bond yields of similar durations.

For purposes of calculating the post-retirement health benefit cost, a medical inflation rate of 6.75% and 7.50% was assumed for 2012 and 2011, respectively. For both 2012 and 2011, the rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2014. A one percentage point change in assumed health care cost trends does not have a significant effect on the amount of liabilities recorded in the consolidated balance sheet at December 31, 2012.

At December 31, 2012, the expected future benefit payments for the defined benefit and post-retirement health benefit plans were as follows:

Year Ended December 31,	Defined Benefit	Post-Retirement Health Benefits
	(Dollar amounts in millions)
2013	$11.8	$0.3
2014	11.9	0.3
2015	12.0	0.3
2016	12.1	0.3
2017	12.4	0.2
2018-2022	61.1	0.8

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

14.	RETIREMENT OF FORMER CHIEF EXECUTIVE OFFICER

Effective as of July 1, 2011 (the “Retirement Date”), the former Chief Executive Officer ("CEO") of the Company retired from his positions of Chairman of the Board of Directors, President and CEO. Under the terms of his agreement dated June 30, 2011 (the “Separation Agreement”), and in consideration for the observation by the former CEO of certain restrictive covenants for a period of 12 months after the Retirement Date, a release of claims against the Company, a non-disparagement covenant, and his agreement to provide certain consulting and transition services to the Company in connection with his retirement from the Company, the former CEO received: (i) a severance payment of $5,250,000, payable over 18 months in equal installments; (ii) a lump sum payment of $1,000,000 in lieu of the lifetime health and medical coverage which would have been due under the former CEO's existing employment agreement, with a tax gross-up; and (iii) approximately $750,000, payable over 18 months in equal installments in respect of certain perquisites set forth in the former CEO's employment agreement. Due to the requirements of Section 409A of the Internal Revenue Code of 1986, and pursuant to Company policy, the cash payments noted above that are due to the former CEO in connection with his separation from service will be delayed for a period of six months. Cash payments that are due to the former CEO in connection with his separation from service began on January 3, 2012. All unvested equity awards held by the former CEO as of the Retirement Date were forfeited, except that half of his stock options that would have vested in 2011 were deemed vested. The former CEO's vested stock options will remain exercisable until the earlier of (i) five years from the Retirement Date or (ii) the expiration date of the stock options. As a result, the Company recorded approximately $8.7 million of severance expense within SG&A during 2011 related to the Separation Agreement. As of December 31, 2012, substantially all of the cash payments noted above have been paid to the former CEO of the Company.

15.	FAIR VALUE

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

Measured on a Recurring Basis

Restricted Investments and Marketable Securities (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at December 31, 2012 or 2011.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the consolidated balance sheets at December 31, 2012 and 2011 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value (Level 1) because of their short-term nature.

Long-Term Debt -- At December 31, 2012, the fair value of the Company's long-term indebtedness was approximately $109.0 million higher than the amount on the Company's accompanying consolidated balance sheet, before net unamortized debt premium of approximately $5.3 million. At December 31, 2011, the fair value of the Company’s long-term indebtedness was approximately $90.0 million lower than the amount on the Company's consolidated balance sheet, before unamortized debt discount of approximately $16.3 million.  The Company determined the fair market value of its 10% Notes and 8.5% Notes using available market quotes from published sources (Level 1). For the Company's remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and the Term Loan Facility), the Company assumed that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and the Company's estimated credit risk.

16.	CASH FLOWS

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net in the accompanying consolidated statements of cash flows.

Interest paid was approximately $88.1 million, $96.8 million and $86.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Significant non-cash financing and investing activities excluded from the accompanying consolidated statements of cash flows include capitalized leases of approximately $0.9 million for 2012. There were no capitalized lease additions for either 2011 or 2010.

Net cash paid for acquisitions for the periods presented was as follows:

	For the year ended December 31,
	2012	2011	2010
	(Dollar amounts in millions)
Fair value of assets acquired	$—	$30.2	$411.4
Liabilities assumed or created	—	(5.1)	(127.5)
Net assets of businesses acquired	—	25.1	283.9
Other payments	2.6	5.8	—
Payment of contingent consideration (1)	—	—	1.3
	$2.6	$30.9	$285.2

(1)	Contingent consideration of approximately $1.3 million was earned in 2009 and was paid in February 2010.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

17.	SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

The table that follows summarizes unaudited quarterly financial data for 2012:

	For the Quarter Ended
	March 31	June 30	September 29	December 31
	(Dollar amounts in millions, except per share data)
2012
Net sales	$522.8	$615.7	$557.4	$505.4
Gross profit	146.0	183.8	158.4	152.2
Selling, general and administrative expense, net	110.1	119.1	113.6	125.7
Depreciation expense	9.3	9.4	10.3	9.5
Amortization expense	11.0	11.3	11.4	11.5
Operating earnings	24.9	53.7	33.8	15.2
Net (loss) earnings	(1.2)	18.5	4.7	(12.5)
Net (loss) earnings per share:
Basic (loss) earnings per share	$(0.08)	$1.22	$0.31	$(0.82)
Diluted (loss) earnings per share	$(0.08)	$1.19	$0.30	$(0.82)

The table that follows summarizes unaudited quarterly financial data for 2011:

	For the Quarter Ended
	April 2	July 2	October 1	December 31
	(Dollar amounts in millions, except per share data)
2011
Net sales	$488.6	$564.9	$551.8	$535.2
Gross profit	127.0	152.8	142.2	150.7
Selling, general and administrative expense, net	113.2	121.1	117.1	113.4
Depreciation expense	10.3	9.9	10.2	10.8
Amortization expense	19.2	11.0	11.2	11.3
Operating earnings	1.9	20.8	14.0	26.4
Net loss	(21.1)	(31.9)	(2.1)	(0.8)
Net loss per share:
Basic loss per share	$(1.40)	$(2.11)	$(0.14)	$(0.05)
Diluted loss per share	$(1.40)	$(2.11)	$(0.14)	$(0.05)

See Note 6, “Commitments and Contingencies”, Note 8, “Income Taxes”, Note 9, “Segment Information and Concentration of Credit Risk”, and Note 14, "Retirement of Former Chief Executive Officer", as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II, to this report, regarding certain other quarterly transactions which impact the operating results in the above tables, including financing activities, new accounting pronouncements, income taxes, acquisitions, sales volume, material costs, rationalization and relocation of manufacturing operations, material procurement strategies and other items.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

18.	GUARANTOR FINANCIAL STATEMENTS

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

Consolidating balance sheets related to Nortek, the Guarantors and non-Guarantor subsidiaries as of December 31, 2012 and December 31, 2011 and the related consolidating statements of operations and comprehensive income (loss), and cash flows for the years ended December 31, 2012, 2011 and 2010 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the year ended December 31, 2012

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$1,809.5	$711.4	$(319.6)	$2,201.3
Cost of products sold	—	1,277.1	601.8	(318.0)	1,560.9
Gross profit	—	532.4	109.6	(1.6)	640.4
Selling, general and administrative expense, net	44.7	338.6	85.2	—	468.5
Amortization of intangible assets	—	41.9	2.8	(0.4)	44.3
Operating (loss) earnings	(44.7)	151.9	21.6	(1.2)	127.6
Interest expense	(93.9)	(2.2)	(0.4)	—	(96.5)
Loss from debt retirement	(6.4)	—	—	—	(6.4)
Investment income	—	—	0.1	—	0.1
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(145.0)	149.7	21.3	(1.2)	24.8
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	169.8	(59.3)	12.4	(122.9)	—
Earnings (loss) before provision (benefit) for income taxes	24.8	90.4	33.7	(124.1)	24.8
Provision (benefit) for income taxes	15.3	34.2	7.6	(41.8)	15.3
Net earnings (loss)	$9.5	$56.2	$26.1	$(82.3)	$9.5

Comprehensive income (loss)	$8.0	$56.6	$25.2	$(81.8)	$8.0

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the year ended December 31, 2011

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$1,736.9	$693.4	$(289.8)	$2,140.5
Cost of products sold	—	1,245.5	612.0	(289.7)	1,567.8
Gross profit	—	491.4	81.4	(0.1)	572.7
Selling, general and administrative expense, net	40.4	335.2	89.2	—	464.8
Amortization of intangible assets	—	42.3	2.5	—	44.8
Operating (loss) earnings	(40.4)	113.9	(10.3)	(0.1)	63.1
Interest expense	(102.6)	(1.9)	(1.1)	—	(105.6)
Loss from debt retirement	(33.8)	—	—	—	(33.8)
Investment income	—	—	0.1	—	0.1
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(176.8)	112.0	(11.3)	(0.1)	(76.2)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	100.6	(72.2)	0.3	(28.7)	—
(Loss) earnings before (benefit) provision for income taxes	(76.2)	39.8	(11.0)	(28.8)	(76.2)
(Benefit) provision for income taxes	(20.3)	14.6	6.1	(20.7)	(20.3)
Net (loss) earnings	$(55.9)	$25.2	$(17.1)	$(8.1)	$(55.9)

Comprehensive (loss) income	$(77.5)	$20.3	$(21.6)	$1.3	$(77.5)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the year ended December 31, 2010

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$1,563.6	$504.5	$(168.8)	$1,899.3
Cost of products sold	—	1,131.4	429.1	(168.7)	1,391.8
Gross profit	—	432.2	75.4	(0.1)	507.5
Selling, general and administrative expense, net	26.9	300.9	72.1	—	399.9
Amortization of intangible assets	—	33.7	3.3	—	37.0
Operating (loss) earnings	(26.9)	97.6	—	(0.1)	70.6
Interest expense	(92.2)	(1.9)	(1.6)	—	(95.7)
Investment income	—	—	0.1	—	0.1
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(119.1)	95.7	(1.5)	(0.1)	(25.0)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	94.1	(65.1)	(0.4)	(28.6)	—
(Loss) earnings before (benefit) provision for income taxes	(25.0)	30.6	(1.9)	(28.7)	(25.0)
(Benefit) provision for income taxes	(11.6)	8.2	6.5	(14.7)	(11.6)
Net (loss) earnings	$(13.4)	$22.4	$(8.4)	$(14.0)	$(13.4)

Comprehensive (loss) income	$(14.1)	$21.7	$(7.7)	$(14.0)	$(14.1)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Condensed Consolidating Balance Sheet as of December 31, 2012

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$94.9	$13.1	$36.7	$—	$144.7
Restricted cash	—	—	0.2	—	0.2
Accounts receivable, less allowances	—	191.7	65.7	—	257.4
Intercompany receivables	1.0	—	42.3	(43.3)	—
Inventories, net	—	192.4	71.6	(5.6)	258.4
Prepaid expenses	1.2	8.7	4.5	—	14.4
Other current assets	—	10.7	10.4	(1.1)	20.0
Prepaid income taxes	18.3	12.6	—	(1.6)	29.3
Total current assets	115.4	429.2	231.4	(51.6)	724.4
Property and Equipment, at Cost:
Total property and equipment, net	3.0	128.7	67.8	—	199.5

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,107.8	321.2	—	(1,429.0)	—
Goodwill	—	292.7	14.9	—	307.6
Intangible assets, less accumulated amortization	—	591.6	34.5	(11.2)	614.9
Deferred tax asset	10.9	—	—	(10.9)	—
Other assets	25.4	15.7	0.6	—	41.7
Total other long-term assets	1,144.1	1,221.2	50.0	(1,451.1)	964.2
Total Assets	$1,262.5	$1,779.1	$349.2	$(1,502.7)	$1,888.1

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Short term bank obligations	$—	$—	$0.7	$—	$0.7
Current maturities of long-term debt	0.3	2.1	—	—	2.4
Accounts payable	4.1	76.7	93.6	—	174.4
Accrued expenses and taxes, net	31.1	119.4	48.8	(0.4)	198.9
Current deferred taxes	—	—	1.6	(1.6)	—
Intercompany payables	—	43.3	—	(43.3)	—
Total current liabilities	35.5	241.5	144.7	(45.3)	376.4

Other Liabilities:
Deferred income taxes	—	137.3	8.7	(13.3)	132.7
Other long-term liabilities	47.7	110.3	28.9	—	186.9
Long-term intercompany payables	—	—	44.0	(44.0)	—
	47.7	247.6	81.6	(57.3)	319.6

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,085.1	12.8	—	—	1,097.9

Stockholders' investment (deficit)	94.2	1,277.2	122.9	(1,400.1)	94.2
Total Liabilities and Stockholders' Investment (Deficit)	$1,262.5	$1,779.1	$349.2	$(1,502.7)	$1,888.1

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Condensed Consolidating Balance Sheet as of December 31, 2011

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$17.8	$9.3	$31.1	$—	$58.2
Restricted cash	—	—	0.1	—	0.1
Accounts receivable, less allowances	—	206.8	67.1	—	273.9
Intercompany receivables	0.7	—	23.2	(23.9)	—
Inventories, net	—	231.6	76.7	(4.1)	304.2
Prepaid expenses	5.5	11.8	4.7	—	22.0
Other current assets	0.1	15.1	9.0	(0.6)	23.6
Prepaid income taxes	17.0	19.7	2.0	—	38.7
Total current assets	41.1	494.3	213.9	(28.6)	720.7

Property and Equipment, at Cost:
Total property and equipment, net	0.5	140.0	70.7	—	211.2

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,192.1	169.3	—	(1,361.4)	—
Goodwill	—	292.6	15.0	—	307.6
Intangible assets, less accumulated amortization	—	621.9	37.3	—	659.2
Deferred tax asset	21.6	—	—	(21.6)	—
Other assets	25.1	17.5	0.6	—	43.2
Total other long-term assets	1,238.8	1,101.3	52.9	(1,383.0)	1,010.0
Total Assets	$1,280.4	$1,735.6	$337.5	$(1,411.6)	$1,941.9

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Short term bank obligations	$—	$—	$1.3	$—	$1.3
Current maturities of long-term debt	28.5	2.0	1.6	—	32.1
Accounts payable	2.1	72.6	86.1	—	160.8
Accrued expenses and taxes, net	36.2	133.2	39.6	—	209.0
Intercompany payables	—	23.9	—	(23.9)	—
Total current liabilities	66.8	231.7	128.6	(23.9)	403.2

Other Liabilities:
Deferred income taxes	—	148.5	12.3	(23.4)	137.4
Other long-term liabilities	53.7	122.4	33.7	—	209.8
Long-term intercompany payables	—	—	42.0	(42.0)	—
	53.7	270.9	88.0	(65.4)	347.2

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,079.5	14.6	17.0	—	1,111.1

Stockholders' investment (deficit)	80.4	1,218.4	103.9	(1,322.3)	80.4
Total Liabilities and Stockholders' Investment (Deficit)	$1,280.4	$1,735.6	$337.5	$(1,411.6)	$1,941.9

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2012

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(141.4)	$280.1	$25.5	$164.2
Cash Flows from investing activities:
Capital expenditures	(1.8)	(16.2)	(6.1)	(24.1)
Net cash paid for businesses acquired	(2.6)	—	—	(2.6)
Proceeds from the sale of property and equipment	—	2.5	0.5	3.0
Change in restricted cash and marketable securities	0.1	0.1	—	0.2
Intercompany dividends	—	6.5	(6.5)	—
Other, net	0.1	—	(0.1)	—
Net cash used in investing activities	(4.2)	(7.1)	(12.2)	(23.5)

Cash Flows from financing activities:
Increase in borrowings	30.0	—	4.6	34.6
Payment of borrowings	(57.7)	(2.4)	(23.9)	(84.0)
Net proceeds from the sale of the 8.5% Senior Notes due 2021	251.7	—	—	251.7
Redemption of the Term Loan Facility	(251.7)	—	—	(251.7)
Fees paid in connection with debt facilities	(5.9)	—	—	(5.9)
Net proceeds from equity transactions	1.2	—	—	1.2
Long-term intercompany advances and loans	255.2	(266.8)	11.6	—
Other, net	(0.1)	—	—	(0.1)
Net cash provided by (used in) financing activities	222.7	(269.2)	(7.7)	(54.2)
Net change in unrestricted cash and cash equivalents	77.1	3.8	5.6	86.5
Unrestricted cash and cash equivalents at the beginning of the period	17.8	9.3	31.1	58.2
Unrestricted cash and cash equivalents at the end of the period	$94.9	$13.1	$36.7	$144.7

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2011

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(121.6)	$185.5	$17.0	$80.9
Cash Flows from investing activities:
Capital expenditures	(0.1)	(14.8)	(6.2)	(21.1)
Net cash paid for businesses acquired	(5.8)	(25.1)	—	(30.9)
Investment in joint venture	—	(5.3)	—	(5.3)
Proceeds from the sale of property and equipment	0.7	0.5	0.1	1.3
Change in restricted cash and marketable securities	—	0.2	—	0.2
Other, net	—	—	0.1	0.1
Net cash used in investing activities	(5.2)	(44.5)	(6.0)	(55.7)

Cash Flows from financing activities:
Increase in borrowings	50.0	5.3	27.5	82.8
Payment of borrowings	(102.6)	(6.9)	(30.8)	(140.3)
Sale of the 8.5% Senior Notes due 2021	500.0	—	—	500.0
Net proceeds from borrowings under the Term Loan Facility	348.2	—	—	348.2
Redemption of the 11% Senior Secured Notes due 2013	(753.3)	—	—	(753.3)
Fees paid in connection with debt facilities	(59.6)	—	—	(59.6)
Net proceeds from equity transactions	(2.7)	—	—	(2.7)
Intercompany capital contributions	(3.0)	2.7	0.3	—
Long-term intercompany advances and loans	151.5	(154.2)	2.7	—
Other, net	0.1	0.1	—	0.2
Net cash provided by (used in) financing activities	128.6	(153.0)	(0.3)	(24.7)
Net change in unrestricted cash and cash equivalents	1.8	(12.0)	10.7	0.5
Unrestricted cash and cash equivalents at the beginning of the period	16.0	21.3	20.4	57.7
Unrestricted cash and cash equivalents at the end of the period	$17.8	$9.3	$31.1	$58.2

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2012

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2010

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(145.7)	$177.7	$14.9	$46.9
Cash Flows from investing activities:
Capital expenditures	(0.3)	(13.4)	(6.1)	(19.8)
Net cash paid for businesses acquired	(76.1)	(209.1)	—	(285.2)
Proceeds from the sale of property and equipment	—	—	0.4	0.4
Change in restricted cash and marketable securities	0.1	0.7	0.4	1.2
Intercompany dividend paid by (received from) subsidiaries	10.8	4.2	(15.0)	—
Other, net	0.1	(0.2)	0.1	—
Net cash used in investing activities	(65.4)	(217.8)	(20.2)	(303.4)

Cash Flows from financing activities:
Increase in borrowings	90.1	—	43.0	133.1
Payment of borrowings	(95.0)	(2.2)	(51.9)	(149.1)
Net proceeds from the sale of the 10% Senior Unsecured Notes due 2018	250.0	—	—	250.0
Fees paid in connection with debt facilities	(9.5)	—	—	(9.5)
Long-term intercompany advance	(52.1)	52.1	—	—
Other, net	—	0.1	—	0.1
Net cash provided by (used in) financing activities	183.5	50.0	(8.9)	224.6
Net change in unrestricted cash and cash equivalents	(27.6)	9.9	(14.2)	(31.9)
Unrestricted cash and cash equivalents at the beginning of the period	43.6	11.4	34.6	89.6
Unrestricted cash and cash equivalents at the end of the period	$16.0	$21.3	$20.4	$57.7

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Nortek, Inc.

We have audited the accompanying consolidated balance sheets of Nortek, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' investment, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at item 15(b). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nortek, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nortek, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Boston, Massachusetts
March 14, 2013

NORTEK, INC.  AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Year	Charged to Cost and Expense	Charged to Other Accounts		Deduction from Reserves		Balance at End of Year
	(Dollar amounts in millions)
For the year-ended December 31, 2010
Allowance for doubtful accounts and sales allowances	$—	$5.5	$0.6	(a)	$(1.2)	(b)	$4.9
For the year-ended December 31, 2011
Allowance for doubtful accounts and sales allowances	$4.9	$2.2	$(0.5)	(a)	$(1.4)	(b)	$5.2
For the year-ended December 31, 2012
Allowance for doubtful accounts and sales allowances	$5.2	$3.3	$1.0	(a)	$(2.3)	(b)	$7.2

(a)	Other, including the effect of changes in foreign currency exchange rates.

(b)	Amounts written off, net of recoveries.

S -1

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

Exhibit Index

Exhibit No.		Description

2.1		Joint Plan of Reorganization of Nortek, Inc. filed with the United States Bankruptcy Court for the District of Delaware on December 4, 2009. (Exhibit 2.1 to Nortek, Inc. Form 10 filed April 15, 2010.)
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

4.8
Registration Rights Agreement, dated as of October 18, 2012, by and among Nortek, Inc., the Guarantors party thereto and UBS Securities LLC (Exhibit 4.1 to Nortek, Inc. Form 8-K filed October 19, 2012.)

**10	.1	Form of Indemnification Agreement between Nortek, Inc. and certain officers and directors. (Exhibit 10.1 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.2	Amended and Restated Employment Agreement of Richard L. Bready, dated as of August 27, 2004. (Exhibit 10.2 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.3	Amendment to Amended and Restated Employment Agreement of Richard L. Bready, dated as of December 17, 2009. (Exhibit 10.3 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.4	Separation Agreement of Richard L. Bready, dated as of June 30, 2011. (Exhibit 10.1 to Nortek, Inc. Form 8-K filed July 5, 2011.)
**10	.5	Interim Chief Executive Officer Agreement of J. David Smith, dated as of June 30, 2011. (Exhibit 10.2 to Nortek, Inc. Form 8-K filed July 5, 2011.)
**10	.6	Employment Agreement of Michael J. Clarke, dated as of December 16, 2011. (Exhibit 10.1 to Nortek, Inc. Form 8-K filed December 21, 2011.)
**10	.7	Consulting Agreement, dated July 14, 2011, between Hirshorn Operating Partners LLC and Nortek, Inc. (Exhibit 10.1 to Nortek, Inc. form 10-Q filed August 9, 2011.)
**10	.8	Amended and Restated Employment Agreement of Almon C. Hall, III, dated as of August 27, 2004. (Exhibit 10.4 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.9	Amendment to Amended and Restated Employment Agreement of Almon C. Hall, III, dated as of December 17, 2009. (Exhibit 10.5 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.10	Amended and Restated Employment Agreement of Kevin W. Donnelly, dated as of August 27, 2004. (Exhibit 10.6 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.11	Amendment to Amended and Restated Employment Agreement of Kevin W. Donnelly, dated as of December 17, 2009. (Exhibit 10.7 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.12	Separation Agreement of Bruce E. Fleming, dated as of August 23, 2011. (Exhibit 10.1 to Nortek, Inc. Form 8-K filed August 17, 2011.)

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

Exhibit No.		Description

**10	.13	Nortek, Inc. Second Amended and Restated Change in Control Severance Benefit Plan for Key Employees dated August 27, 2004. (Exhibit 10.8 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.14
First Amendment to the Nortek, Inc. Second Amended and Restated Change in Control Severance Benefit Plan for Key Employees dated December 29, 2008. (Exhibit 10.9 to Nortek, Inc. Form 10 filed April 15, 2010.)

**10	.15	Nortek, Inc. 2009 Omnibus Incentive Plan. (Exhibit 10.10 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.16	Form of Restricted Stock Agreement. (Exhibit 10.11 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.17	Form of Incentive Stock Option Agreement. (Exhibit 10.12 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.18	Form of Nonqualified Stock Option Agreement. (Exhibit 10.13 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.19	Nortek, Inc. Emergence Bonus Plan, dated as of December 4, 2009. (Exhibit 10.14 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.20	Nortek, Inc. Supplemental Executive Retirement Plan B, effective as of January 1, 1998. (Exhibit 10.15 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.21	First Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of May 4, 2000. (Exhibit 10.16 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.22	Second Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of January 4, 2002. (Exhibit 10.17 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.23	Third Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of October 31, 2006. (Exhibit 10.18 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.24	Fourth Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of December 31, 2008. (Exhibit 10.19 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.25	Nortek, Inc. 2009 OmniBus Incentive Plan, as Amended and Restated (Appendix A to Nortek, Inc. Proxy Statement filed April 4, 2012.)
10.26
U.S. Security Agreement, dated December 17, 2009 among Nortek, Inc. as the Specified U.S. Borrower, the Additional Grantors party thereto and Bank of America, N.A. as Administrative Agent. (Exhibit 10.22 to Nortek, Inc. Form 10 filed April 15, 2010.)

10.27
U.S. Guaranty, dated December 17, 2009, by Nortek, Inc., the other Persons party thereto and the Additional Guarantors as Guarantors. (Exhibit 10.25 to Amendment No. 2 to Nortek, Inc. Form 10 filed September 14, 2011.)

10.28		Joinder and Amendment Agreement, dated as of March 30, 2010. (Exhibit 10.25 to Nortek, Inc. Form 10 filed April 15, 2010.)
10.29
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

10.30
Affirmation of Guaranties and Security Agreement and Consent to Amendment, dated December 17, 2010, by the Guarantors party thereto in favor of Bank of America, N.A. as Administrative Agent. (Exhibit 10.26 to Amendment No. 2 to Nortek, Inc. Form 10 filed September 14, 2011.)

10.31
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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2012

Exhibit No.		Description

10.32
Credit Agreement, dated as of April 26, 2011, among Nortek, Inc., as the Borrower, UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, the other financial institutions party thereto as Lenders, UBS Securities LLC as Sole Arranger and Bookrunner, and Syndication Agent and Documentation Agent. (Exhibit 10.14 to Nortek, Inc. Form 8-K filed April 28, 2011.)

10.33
Second Amendment, dated June 13, 2012, to the Amended and Restated Credit Agreement, dated December 17, 2010 among Nortek, Inc. as the Specified U.S. Borrower, Ventrol Air Handling Systems Inc. as the Canadian Borrower, the other Borrowers named therein, Bank of America, N.A., as Administrative Agent, U.S. Swing Line Lender and U.S. L/C Issuer, Bank of America, N.A. (acting through its Canada Branch), as Canadian Swing Line Lender and Canadian L/C Issuer, the other Lenders Party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Capital Finance, LLC as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Bookrunner and Bank of America, N.A. as Collateral Agent and Wells Fargo Capital Finance, LLC, as Syndication Agency and UBS Securities LLC and US Bank, N.A. as Co-Documentation Agents (Exhibit 10.1 to Nortek, Inc. Form 8-K/A filed June 15, 2012.)

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

10.37
Investor Agreement, dated as of April 4, 2012, by and between Nortek, Inc. and (i) Ares Corporate Opportunities Fund, II, L.P., (ii) ACOF Management II, L.P., (iii) ACOF Operating Manager II, L.P., (iv) Ares Management, Inc., (v) Ares Corporate Opportunities Fund III, L.P., (vi) ACOF Management III, L.P., (vii) ACOF Operating Holdings Manager III, LLC, V(viii) Ares Management LLC, (iv)x) Ares Management Holdings LLC, (x) Ares Holdings LLC and (xi) Ares xi) Ares Partners Management Company LLC( (Exhibit 10.1 to Nortek, Inc. From 8-K filed April 4, 2012).)

*21	.1	List of subsidiaries.
*23	.1	Consent of Ernst & Young LLP
*31	.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101	.INS	XBRL Instance Document
* 101	.SCH	XBRL Taxonomy Extension Schema Document
* 101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
* 101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* 101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
* 101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith
**    Management / Employment Contract or Compensatory Plan or Arrangement