Form 10-Q
period 2013-03-30
NORTEK INC
filed 2013-05-09
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013
OR

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

Large accelerated filer [_]	Accelerated filer [X]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 3, 2013 was 15,358,874.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	March 30, 2013	December 31, 2012
Assets
Current Assets:
Unrestricted cash and cash equivalents	$201.4	$144.7
Restricted cash	0.2	0.2
Accounts receivable, less allowances of $7.7 million and $7.2 million, respectively	289.9	257.4
Inventories:
Raw materials	86.5	81.0
Work in process	22.4	22.7
Finished goods	162.9	154.7
	271.8	258.4
Prepaid expenses	18.4	14.4
Other current assets	7.8	13.5
Tax refunds receivable	6.0	6.5
Prepaid income taxes	35.5	29.3
Total current assets	831.0	724.4

Property and Equipment, at Cost:
Land	18.2	18.3
Buildings and improvements	83.1	83.6
Machinery and equipment	230.0	221.1
	331.3	323.0
Less accumulated depreciation	132.6	123.5
Total property and equipment, net	198.7	199.5

Other Assets:
Goodwill	309.3	307.6
Intangible assets, less accumulated amortization of $138.6 million and $127.3 million, respectively	604.3	614.9
Deferred debt expense	18.3	19.0
Restricted investments and marketable securities	1.8	1.9
Other assets	19.6	20.8
	953.3	964.2
Total Assets	$1,983.0	$1,888.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)
(Dollar amounts in millions, except shares data)

	March 30, 2013	December 31, 2012
Liabilities and Stockholders' Investment

Current Liabilities:
Short-term bank obligations	$0.6	$0.7
Current maturities of long-term debt	2.5	2.4
Accounts payable	184.2	174.4
Accrued expenses and taxes, net	218.1	198.9
Total current liabilities	405.4	376.4

Other Liabilities:
Deferred income taxes	134.5	132.7
Other	184.2	186.9
	318.7	319.6

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,181.8	1,097.9

Commitments and Contingencies (Note H)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at March 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 15,591,001 shares issued and 15,471,150 shares issued at March 30, 2013 and December 31, 2012, respectively	0.1	0.1
Additional paid-in capital	194.5	189.1
Accumulated deficit	(78.3)	(63.2)
Accumulated other comprehensive loss	(25.3)	(22.3)
Less: Treasury stock at cost, 232,873 shares and 172,685 shares at March 30, 2013 and December 31, 2012, respectively	(13.9)	(9.5)
Total stockholders' investment	77.1	94.2
Total Liabilities and Stockholders' Investment	$1,983.0	$1,888.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the first quarter ended
	March 30, 2013	March 31, 2012
	(Dollar amounts in millions, except per share data)

Net Sales	$519.1	$522.8
Cost of products sold ("COGS")	377.6	376.8
Gross profit	141.5	146.0
Selling, general and administrative expense, net ("SG&A")	125.6	110.1
Amortization of intangible assets	11.3	11.0
Operating earnings	4.6	24.9
Interest expense	(24.6)	(24.5)
(Loss) earnings before (benefit) provision for income taxes	(20.0)	0.4
(Benefit) provision for income taxes	(4.9)	1.6
Net loss	$(15.1)	$(1.2)

Basic loss per share	$(0.98)	$(0.08)

Diluted loss per share	$(0.98)	$(0.08)

Weighted Average Common Shares:
Basic	15,331,415	15,130,272
Diluted	15,331,415	15,130,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the first quarter ended
	March 30, 2013	March 31, 2012
	(Dollar amounts in millions)

Net loss	$(15.1)	$(1.2)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(3.5)	1.8
Pension liability adjustments:
Currency translation on pension liabilities	0.3	(0.1)
Amortization of cumulative loss (Note M)	0.2	0.2
Deferred income taxes on pension liability	—	—
Total pension liability, net of tax	0.5	0.1

Total (increase) decrease in accumulated other comprehensive loss	(3.0)	1.9

Comprehensive (loss) income	$(18.1)	$0.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first quarter ended
	March 30, 2013	March 31, 2012
	(Dollar amounts in millions)
Cash flows from operating activities:
Net loss	$(15.1)	$(1.2)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	20.5	20.3
Non-cash interest expense, net	0.6	1.8
Non-cash share-based compensation expense	2.6	0.5
Gain on sale of property and equipment	—	(0.1)
Deferred income tax benefit	(4.5)	(1.8)
Changes in certain assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(35.4)	(6.3)
Inventories	(13.7)	(1.4)
Prepaid and other current assets	2.5	4.7
Accounts payable	10.6	23.7
Accrued expenses and taxes	18.3	4.1
Long-term assets, liabilities and other, net	(0.9)	—
Total adjustments to net loss	0.6	45.5
Net cash (used in) provided by operating activities	(14.5)	44.3
Cash flows from investing activities:
Capital expenditures	(9.8)	(4.5)
Net cash paid for businesses acquired	(0.9)	—
Proceeds from the sale of property and equipment	—	1.5
Change in restricted cash and marketable securities	0.1	0.1
Other, net	(0.8)	(0.1)
Net cash used in investing activities	(11.4)	(3.0)
Cash flows from financing activities:
Increase in borrowings	85.8	1.6
Payment of borrowings	(1.6)	(28.7)
Net use from equity transactions	(1.6)	—
Net cash provided by (used in) financing activities	82.6	(27.1)
Net change in unrestricted cash and cash equivalents	56.7	14.2
Unrestricted cash and cash equivalents at the beginning of the period	144.7	58.2
Unrestricted cash and cash equivalents at the end of the period	$201.4	$72.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

(A)	Basis of Presentation

Nortek, Inc. (“Nortek”) and all of its wholly owned subsidiaries, collectively the “Company,” is a global, diversified company whose many market-leading brands deliver broad capabilities and a wide array of innovative, technology-driven products and solutions for lifestyle improvement at home and at work. Operating within five reporting segments (see Note J, “Segment Information”), the Company manufactures and sells, primarily in the United States, Canada and Europe, with additional manufacturing in China, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

The Company operates on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year always begins on January 1 and ends on December 31. As a result, the Company's first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended March 30, 2013 (“first quarter of 2013”) and March 31, 2012 (“first quarter of 2012”) include 89 days and 91 days, respectively.

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income (loss), and cash flows of the Company after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted, the Company believes that the disclosures included are adequate to make the information presented herein not misleading. Operating results for the first quarters ended March 30, 2013 and March 31, 2012 are not necessarily indicative of the results that may be expected for other interim periods or for any fiscal year. Certain amounts in the prior year's unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012 ("2012 Form 10-K") and Current Reports on Form 8-K as filed with the Securities and Exchange Commission ("SEC").

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, Liabilities (“ASU 2013-04”), which is intended to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and will be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity's fiscal year of adoption. The Company will adopt this pronouncement in the first quarter of 2014 and does not expect its adoption to have a material effect on its financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (“ASU 2013-02”), which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted ASU 2013-02 in the first quarter of 2013. The adoption of ASU 2013-02 had no effect on the Company's financial position or results of operations, but did impact the way the Company presented comprehensive income.

(B)	Acquisitions

On February 22, 2013, the Company, through an indirect wholly-owned foreign subsidiary, acquired certain assets and assumed certain liabilities of Gefen Distribution Verwaltungs GmbH ("Gefen Distribution") for total consideration of approximately $2.9 million, consisting of cash payments of approximately $0.9 million, a holdback amount of approximately $0.2 million to be paid 18 months subsequent to the closing of the acquisition, and the settlement of a receivable due from Gefen Distribution to the Company as of the acquisition date of approximately $1.8 million.  Gefen Distribution is the principal distributor of Gefen products in Europe and the acquisition expands the Company's European distribution of the Company's products. Gefen Distribution is included in the Company's Technology Solutions ("TECH") segment. The acquisition of Gefen Distribution contributed approximately $0.5 million to net sales and contributed operating losses of approximately $0.2 million (including depreciation and amortization of approximately $0.2 million) for the first quarter of 2013. The Company has made preliminary estimates of the purchase price and the fair value of the acquired assets and liabilities utilizing information available at the time that the Company's consolidated financial statements were prepared. These estimates are subject to refinement until all pertinent information has been obtained. Pro forma results related to the acquisition of Gefen Distribution have not been presented, as the effect is not significant to the Company's consolidated operating results.

On April 1, 2013, the Company acquired all of the outstanding common stock of 2GIG Technologies, Inc. (“2GIG”) from APX Group, Inc. for $135 million, plus an additional amount of approximately $12.3 million calculated based upon 2GIG's estimated closing working capital, which is subject to further post-closing adjustment, and the settlement of a receivable due from 2GIG to the Company as of the acquisition date of approximately $15.3 million. 2GIG is an innovative designer and supplier of residential security and home automation systems. Developed with the assistance of Nortek's Linear® business, 2GIG's Go!Control™ touch-screen panel is an industry-leading, self-contained, all-in-one home security and automation control panel. 2GIG also provides wireless interactive home security services and a wide range of peripheral hardware devices and system components for home security and automation solutions. The acquisition of 2GIG positions the Company's TECH segment as one of the world's top-tier hardware developers and manufacturers in the growing residential security and home automation markets. The results of 2GIG have not been included in any of the periods presented and 2GIG will be included in the Company's TECH segment.

The unaudited pro forma net sales, operating earnings, net loss, basic and diluted loss per share, and depreciation and amortization expense for the Company as a result of the acquisition of 2GIG for the first quarter of 2013 and 2012 were as follows:

	For the first quarter of
	2013	2012
	(Dollar amounts in millions)
Net sales	$551.1	$527.8
Operating earnings	11.7	17.9
Net loss	(11.1)	(6.0)
Basic earnings (loss) per share	(0.72)	(0.40)
Diluted earnings (loss) per share	(0.72)	(0.40)
Depreciation & amortization expense	23.6	24.8

These amounts were determined assuming that the acquisition of 2GIG had occurred on January 1, 2012 and include the historical results of 2GIG for the first quarter of 2013 and 2012 as well as preliminary pro forma adjustments to reflect (i) the elimination of intercompany transactions between the Company and 2GIG, (ii) additional depreciation and amortization expense related to the preliminary allocation of the purchase price, which is subject to change as the Company completes its review and appraisal work, (iii) increased interest expense related to the amounts borrowed to fund the acquisition and (iv) other pro forma adjustments that the Company considered appropriate related to the acquisition of 2GIG. The transaction

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

costs of approximately $0.7 million related to the acquisition of 2GIG for the first quarter of 2013 have been excluded from the unaudited pro forma operating earnings, net loss, and basic and diluted loss per share. These preliminary pro forma amounts are not necessarily indicative of the amounts that would have been achieved had the acquisition taken place as of January 1, 2012, nor are they necessarily indicative of the results for future periods. These preliminary pro forma financial statements are subject to change as additional information becomes available.

(C)	Goodwill

The Company accounts for acquired goodwill in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations" ("ASC 805") and ASC Topic 350, “Intangibles - Goodwill and Other” (“ASC 350”). Under ASC 350, goodwill is not amortized. Instead, it is evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, for example, a significant adverse change in the business climate. The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter. The reporting units evaluated for goodwill impairment have been determined to be the same as the Company's operating segments. Only the RESV, DMS and TECH reporting units have goodwill and, therefore, are the only reporting units that currently are required to be evaluated for goodwill impairment.

The following table presents a summary of the activity in goodwill by reporting segment for the first quarter of 2013:

	Dec. 31, 2012	Purchase Accounting (1)	Mar. 30, 2013
	(Dollar amounts in millions)
Residential Ventilation (“RESV”):
Gross goodwill	$156.8	$—	$156.8
Impairment losses	—	—	—
Net RESV goodwill	156.8	—	156.8
Technology Solutions (“TECH”):
Gross goodwill	19.4	1.7	21.1
Impairment losses	—	—	—
Net TECH goodwill	19.4	1.7	21.1
Display Mount Solutions (“DMS”):
Gross goodwill	131.4	—	131.4
Impairment losses	—	—	—
Net DMS goodwill	131.4	—	131.4
Consolidated goodwill:
Gross goodwill	307.6	1.7	309.3
Impairment losses	—	—	—
Net consolidated goodwill	$307.6	$1.7	$309.3

(1)	Preliminary purchase accounting adjustments recorded during the first quarter of 2013 for the TECH segment relate to the acquisition of Gefen Distribution. See Note B, “Acquisitions”.

(D)	Cash Flows

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net in the accompanying unaudited condensed consolidated statement of cash flows.

Interest paid was approximately $2.4 million and $5.8 million for the first quarter of 2013 and 2012, respectively. Income tax payments, net of refunds, for the first quarter of 2013 and 2012 was approximately $3.3 million and $1.6 million, respectively.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

(E)	Notes, Mortgage Notes and Obligations Payable

Senior Secured Asset-Based Revolving Credit Facility (the "ABL Facility")

As of March 30, 2013, the Company had approximately $85.0 million in outstanding borrowings, and approximately $13.4 million in outstanding letters of credit, under the ABL Facility. Based on the February 2013 borrowing base calculations, at March 30, 2013, the Company had excess availability of approximately $159.5 million and approximately $127.3 million of excess availability before triggering the cash deposit requirements under the ABL Facility.

Debt Covenant Compliance

The indenture governing the 10% Senior Notes due 2018 (the "10% Notes") contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations, and the sale of assets (all as defined in the indenture and other agreements). As of March 30, 2013, the Company had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $40.7 million.

As of March 30, 2013, the Company was in compliance with all covenants under the indentures that govern the 10% Notes and the 8.5% Senior Notes due 2021 (the "8.5% Notes") and the credit agreements that govern the ABL Facility and the senior secured term loan due 2017 ("Term Loan Facility").

(F)	Exit and Disposal Activities

The Company has initiated various exit and disposal activities including, but not limited to, the matters described below. Employee separation expenses are comprised of severance, vacation, outplacement and retention bonus payments. Other costs include expenses associated with asset write-downs, terminating contractual arrangements, costs to prepare facilities for closure, and costs to move equipment and products to other facilities.

Manufacturing Rationalization and Relocation

On March 11, 2013, the Company's Board of Directors approved the following initiatives: (i) construction of two new manufacturing facilities on a campus in Mexico to be shared by the RHC and CES segments, which will provide an integrated manufacturing footprint for both RHC and CES; (ii) consolidation of two North American manufacturing facilities in the RHC segment into the new, shared facility in Mexico; and (iii) transfer of product manufacturing from certain manufacturing facilities in the CES segment to the new, shared campus in Mexico, as well as transferring and expanding parts and sub-assembly operations in Mexico (the "Manufacturing Rationalization & Relocation"). The Company expects that the total cost to complete the Manufacturing Rationalization & Relocation will approximate between $45.0 million and $50.0 million, of which between approximately $26.0 million and $29.0 million will be comprised of exit and disposal activities, consisting of approximately $10.0 million to $11.0 million of machinery and equipment relocation and installation costs, approximately $11.0 million to $12.0 million of employee-related costs (a substantial majority of which are related to the RHC segment), and approximately $5.0 million to $6.0 million of other associated costs. Cash expenditures are expected to begin in the second quarter of 2013 and continue through fiscal year 2015. During the first quarter of 2013, the Company recorded approximately $6.5 million (of which approximately $6.1 million and $0.4 million was recorded in the RHC and CES segment, respectively) of severance costs related to the Manufacturing Rationalization & Relocation.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

The following table sets forth the changes to the liability for the Manufacturing Rationalization & Relocation during the first quarter of 2013:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2012	$—	$—	$—
Provision	6.5	—	6.5
Payments	—	—	—
Other	—	—	—
Balance, March 30, 2013	$6.5	$—	$6.5

Warehousing and Distribution Consolidation

On March 11, 2013, in connection with the Company's efforts to optimize supply chain performance, the Company's Board of Directors also approved entry into a five-year agreement with a third party logistics service provider to outsource certain warehousing and distribution activities in the Company's North American operating segments and facilitate the consolidation of North American warehousing distribution centers (the "Warehousing & Distribution Consolidation"). The Company expects the Warehousing & Distribution Consolidation to cost between $8.0 million and $10.0 million to be incurred over a 12 month period commencing in the second quarter of 2013, of which approximately $6.0 million to $7.5 million will be comprised of exit and disposal activities. This cost is primarily comprised of approximately $4.0 million to $5.0 million of lease cancellation costs, approximately $1.0 million to $1.5 million of employee-related costs, and approximately $1.0 million of other associated costs. The Company expects these initiatives to generate cost savings as a result of moving to shared distribution centers and leveraging its scale by optimizing shipments and consolidating facilities.

TECH Segment Combination

The Company has combined, or is in the process of combining, the operations of certain subsidiaries within the TECH segment in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth (the "TECH Segment Combination").  The total expected costs related to one time termination benefits and other costs associated with the TECH Segment Combination are estimated to be approximately $9.5 million to $10.5 million. In connection with the TECH Segment Combination, the Company has incurred cumulative costs of approximately $6.9 million, consisting of one time termination benefits of approximately $1.6 million, approximately $2.4 million in costs to reduce inventory values for certain products to their expected net realizable amount, and facility exit and other costs of approximately $2.9 million.

The following table sets forth the changes to the liability for the TECH Segment Combination during the first quarter of 2013:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2012	$0.4	$2.5	$2.9
Provision	0.2	0.6	0.8
Payments	(0.3)	(1.5)	(1.8)
Other	—	0.1	0.1
Balance, March 30, 2013	$0.3	$1.7	$2.0

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

Best Restructuring

In 2011, management approved a plan to reduce costs and improve production efficiencies at Best, one of the Company's RESV subsidiaries, including transferring certain operations from Italy to Poland (the "Best Restructuring"). The total expected costs related to contractual termination benefits and other costs associated with the Best Restructuring are estimated to be approximately $17.5 million. In connection with the Best Restructuring, the Company has incurred cumulative costs of approximately $17.5 million, consisting of contractual termination benefits of approximately $17.1 million and other costs of approximately $0.4 million.

The following table sets forth the changes to the liability for the Best Restructuring during the first quarter of 2013:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2012	$9.1	$—	$9.1
Provision	—	—	—
Payments	(0.3)	—	(0.3)
Other	(0.2)	—	(0.2)
Balance, March 30, 2013	$8.6	$—	$8.6

Summary of Exit and Disposal Activities

The following table outlines amounts recorded within the unaudited condensed consolidated statement of operations associated with the Company's exit and disposal activities for the first quarter of 2013 and 2012:

	For the first quarter of 2013			For the first quarter of 2012
	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation	$—	$6.5	$6.5	$—	$—	$—
Warehousing & Distribution Consolidation	—	—	—	—	—	—
TECH Segment Combination	0.6	0.2	0.8	—	—	—
Best Restructuring	—	—	—	—	0.1	0.1
Total	$0.6	$6.7	$7.3	$—	$0.1	$0.1

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

(G)	Operational Improvement Initiatives

In 2012, the Company began operational improvement initiatives which it expects will result in significant improvements in efficiencies and reductions in operating costs and expenses, both in manufacturing processes and in administrative functions, which will better align the Company with the markets it serves and will improve its overall competitiveness. In addition to efficiencies and cost reductions, the Company expects that these initiatives will allow it to focus greater effort and resources on product development, marketing and sales, and customer service. Management considers these initiatives to be important to the Company's ability to maintain and improve its position in many of its markets and to allow it to expand in certain other markets. These initiatives address a wide variety of key areas of operations, including, for example, (i) optimizing the number and location of manufacturing, warehousing and distribution facilities, (ii) optimizing the Company's procurement sources and processes, (iii) determining the potential for leveraging administrative resources across various operating groups, (iv) combining and/or relocating individual operations to leverage common management, (v) implementing global information systems to facilitate communication and resource sharing in areas such as finance and human resources and (vi) introducing new products and expanding the Company's presence in certain markets. See Note F, "Exit and Disposal Activities", for further description surrounding the costs associated with certain of these activities.

Given the wide ranging impact of these initiatives, the Company has made or plans to make significant incremental investments in staffing, research and development projects and specialized consulting resources, including engaging certain additional, third party resources with specialization in the areas of manufacturing rationalization, procurement, logistics and process optimization. The cost of these investments in external resources is expected to range from approximately $10.0 million to $12.0 million in 2013.

During the first quarter of 2013, the Company recorded approximately $4.3 million of operational improvement initiative costs in SG&A within Unallocated. There were no costs associated with these activities during the first quarter of 2012.

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

Indemnifications

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries, including certain pension and environmental liabilities.  The Company has recorded liabilities in relation to these indemnifications of approximately $5.2 million and $5.3 million at March 30, 2013 and December 31, 2012, respectively, of which approximately $2.3 million are recorded in accrued expenses and approximately $2.9 million and $3.0 million, respectively, are recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.  At March 30, 2013 and December 31, 2012, the undiscounted future payments related to these indemnifications were estimated to be approximately $5.5 million and $5.7 million, respectively.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

Changes in the Company’s combined short-term and long-term warranty liabilities during the first quarter of 2013 and 2012 are as follows:

	For the first quarter of
	2013	2012
	(Dollar amounts in millions)
Balance, beginning of period	$54.7	$56.3
Warranties provided during period	4.8	4.4
Settlements made during period	(5.0)	(7.2)
Changes in liability estimate, including expirations and acquisitions	0.3	1.0
Balance, end of period	$54.8	$54.5

Other Commitments and Contingencies

During 2012, the Company's TECH segment shipped security products to 2GIG, for whom the Company had determined that cash basis accounting treatment was appropriate at that time for revenue recognition and had deferred revenue recognition on approximately $6.3 million of net sales at December 31, 2012. Under the agreement with 2GIG, the Company recognized net sales of approximately $7.3 million during the first quarter of 2012. At December 31, 2012, the Company had recorded the cost basis of related inventory shipped of approximately $5.1 million in other current assets. In addition, included in inventory is approximately $12.5 million and $5.8 million at March 30, 2013 and December 31, 2012, respectively, of inventory related to 2GIG. In the fourth quarter of 2012, after a competitive sales process, 2GIG and its affiliates, including Vivint Inc., were acquired by the Blackstone Group LP in a private transaction for approximately $2.0 billion. The Company believes that Blackstone's acquisition of 2GIG had a favorable impact on the financial viability and credit worthiness of 2GIG. Following the Blackstone acquisition, the Company entered into a new supply agreement with 2GIG near the end of the fourth quarter of 2012. In light of the new arrangement with 2GIG, combined with the favorable impact of the acquisition of 2GIG and Vivint by Blackstone, the Company concluded that all of the revenue recognition criteria had been met and began to record revenue on the accrual basis for recording new sales to 2GIG. During the first quarter of 2013, the Company recorded net sales of approximately $24.1 million, of which approximately $6.3 million related to the recognition of deferred revenue from December 31, 2012. As discussed previously in Note B, "Acquisitions", on April 1, 2013 the Company acquired all of the outstanding common stock of 2GIG.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

(I)	Income Taxes

The benefit from income taxes for the first quarter of 2013 was approximately $4.9 million as compared to a provision for income taxes of approximately $1.6 million for the first quarter of 2012. The effective income tax rate of a benefit of approximately 24.5% for the first quarter of 2013 differs from the United States federal statutory rate of a benefit of 35% principally as a result of decreases related to tax credits and earnings from foreign operations taxed at lower rates, partially offset by increases related to state taxes and nondeductible expenses. The effective income tax rate for the first quarter of 2012 is not meaningful. Compared to the United States federal statutory rate of 35%, the effective income tax rate for the first quarter of 2012 reflects an increase in the valuation allowances related to certain deferred tax assets.

The increase in valuation allowance relates to losses of certain foreign subsidiaries and losses in certain domestic jurisdictions. The Company has determined, based on the history of losses at these subsidiaries, a valuation allowance is required for these loss carry-forwards since it is more likely than not that these loss carry-forwards will not be realized.

As of January 1, 2013, the Company had a liability of approximately $26.4 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  As a result of additional provisions during the first quarter of 2013 and reversals related to an audit settlement, the liability for uncertain tax positions at March 30, 2013 was approximately $24.5 million. The liability for uncertain tax positions is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet. The corresponding amount of gross uncertain tax benefits was approximately $33.0 million and $34.5 million at March 30, 2013 and December 31, 2012, respectively.

As of March 30, 2013 and December 31, 2012, the amount of uncertain tax positions that will impact the Company's effective tax rate is approximately $13.8 million and $14.6 million, respectively. The difference between the total amount of uncertain tax positions and the amount that will impact the effective tax rate represents the federal tax effect of state tax items, items that offset temporary differences, and items that will result in the reduction of other tax assets.

As of March 30, 2013, the Company had approximately $2.2 million in unrecognized benefits relating to various state tax issues, for which the statute of limitations is expected to expire in 2013. During the first quarter of 2013, the Company reached a settlement related to certain state income tax matters.  As a result, the Company settled total uncertain tax positions of approximately $2.3 million and related interest of approximately $0.8 million for approximately $0.7 million.  The settlement resulted in a tax benefit in the first quarter of 2013 of approximately $1.6 million, net of related federal tax effect.

As of March 30, 2013 and December 31, 2012, the total amount of accrued interest related to uncertain tax positions was approximately $2.3 million and $2.8 million, respectively.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

(J)	Segment Information

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

For a description of the activities of the Company's reporting segments, see Note 9, "Segment Information and Concentration of Credit Risk", of the Company's 2012 Form 10-K.

Through these segments, the Company manufactures and sells, primarily in the United States, Canada, and Europe, with additional manufacturing in China, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

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

The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. Intersegment net sales and intersegment eliminations are not material for any of the periods presented. The financial statement impact of all purchase accounting adjustments, including intangible assets amortization and goodwill, are reflected in the applicable operating segments, which are the Company’s reporting units.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

Unaudited net sales, operating earnings and (loss) earnings before (benefit) provision for income taxes for the Company’s reporting segments for the first quarter of 2013 and 2012 were as follows:

	For the first quarter of
	2013	2012
	(Dollar amounts in millions)
Net sales:
RESV	$144.5	$151.8
TECH	110.4	95.3
DMS	61.0	65.5
RHC	87.4	75.6
CES	115.8	134.6
Consolidated net sales	$519.1	$522.8

Operating earnings (loss):
RESV	$11.4	$15.8
TECH	2.8	1.2
DMS	5.9	5.0
RHC	(5.1)	(2.3)
CES	7.0	12.8
Subtotal	22.0	32.5
Unallocated, net (1)	(17.4)	(7.6)
Consolidated operating earnings	4.6	24.9
Interest expense	(24.6)	(24.5)
(Loss) earnings before (benefit) provision for income taxes	$(20.0)	$0.4

(1)
For the first quarter of 2013, includes approximately $4.3 million related to operational improvement initiatives, including certain staff additions, outside consulting fees related to certain strategic reviews and other costs (see Note G, "Operational Improvement Initiatives") and approximately $1.7 million in one-time compensation charges.

See Note F, “Exit & Disposal Activities”, Note G, “Operational Improvement Initiatives”, and Note H, "Commitments & Contingencies", with respect to certain other income (expense) items affecting segment earnings (loss).

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

(K)	Equity Activity

Non-Vested Restricted Stock

During the first quarter of 2013, 58,167 shares of restricted stock vested, of which 20,154 shares of common stock were delivered to the Company as payment in lieu of cash to satisfy tax withholding obligations in connection with the vesting of non-vested restricted stock.

Stock Options

During the first quarter of 2013, 14,847 of stock options were exercised for common stock, of which 6,078 shares of common stock were delivered to the Company as payment in lieu of cash for stock options exercised and related tax withholdings.

Warrants

During the first quarter of 2013, 46,837 of warrants were exercised for common stock, of which 33,956 shares of common stock were delivered to the Company as payment in lieu of cash for warrants exercised and related tax withholdings.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings (loss), unrealized gains and losses from foreign currency translation, and pension liability adjustments, net of tax attributes. The components of the Company’s comprehensive income (loss) and the effect on earnings for the periods presented are detailed in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).

The balances of each component, net of tax attributes, within accumulated other comprehensive loss as of March 30, 2013 and December 31, 2012 are as follows:

	Foreign Currency Translation	Post-Retirement Liability Adjustment, net	Total Accumulated Other Comprehensive Loss
	(Dollar amounts in millions)
Balance, December 31, 2012	$2.1	$(24.4)	$(22.3)
Change during the period	(3.5)	0.5	(3.0)
Balance, March 30, 2013	$(1.4)	$(23.9)	$(25.3)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

(L)	Loss per Share

Basic earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliations between basic and diluted loss per share for the first quarter of 2013 and 2012 are as follows:

	For the first quarter of
	2013	2012
	(Dollar amounts in millions, except per share data)

Net loss	$(15.1)	$(1.2)

Weighted average common shares outstanding	15,331,415	15,130,272
Dilutive effect of common share equivalents	—	—
Dilutive shares outstanding	15,331,415	15,130,272

Basic loss per share	$(0.98)	$(0.08)

Diluted loss per share	$(0.98)	$(0.08)

The effect of certain potential common share equivalents, as outlined below, were excluded from the computation of diluted shares outstanding for the first quarter of 2013 and 2012 as their inclusion would have been anti-dilutive. Restricted stock awards which vest based upon achievement of performance targets were excluded from the diluted shares outstanding as the performance targets had not been met as of the end of the first quarter of 2013 and 2012.

A summary of the weighted average anti-dilutive shares excluded from the first quarter of 2013 and 2012 is as follows:

	For the first quarter of
	2013	2012
Warrants	669,612	789,474
Restricted stock	530,159	379,251
Stock options	678,225	744,536
Total	1,877,996	1,913,261

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

(M)	Pension, Profit Sharing & Other Post-Retirement Benefits

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing, and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension, profit sharing and other post-retirement health benefit expense charged to operations aggregated approximately $2.2 million and $1.7 million for the first quarter of 2013 and 2012, respectively. The increase is primarily due to an increase in profit sharing accruals, partially offset by a decrease in expense for the Company's defined benefit plans. The reduction in expense for the defined benefit plans is due to a reduction in the plan's interest cost resulting from lower discount rates, offset by higher service costs and a reduction in the plan's expected return on assets assumption.

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At March 30, 2013, the Company estimated that approximately $4.3 million would be contributed to the Company's defined benefit pension plans in 2013, of which approximately $0.3 million was contributed through the first quarter of 2013.

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the first quarter of 2013 and 2012 consists of the following components:

	For the first quarter of
	2013	2012
	(Dollar amounts in millions)
Service cost	$0.1	$0.1
Interest cost	1.7	1.9
Expected return on plan assets	(1.7)	(1.8)
Net amortization of actuarial loss (1)	0.2	0.2
Net periodic benefit cost	$0.3	$0.4

(1)	Reclassified from accumulated other comprehensive loss to SG&A.

There were no periodic benefit costs for the Company's post-retirement health benefit plan for the first quarter of 2013 or 2012.

(N)	Fair Value

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

Measured on a Recurring Basis

Restricted Investments and Marketable Securities (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at March 30, 2013 or December 31, 2012.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the unaudited condensed consolidated balance sheets at March 30, 2013 and December 31, 2012 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value (Level 1) because of their short-term nature.

Long-Term Debt -- At March 30, 2013, the fair value of the Company's long-term indebtedness was approximately $113.3 million higher than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before net unamortized premium of approximately $5.1 million. At December 31, 2012, the fair value of the Company’s long-term indebtedness was approximately $109.0 million higher than the amount on the Company's consolidated balance sheet, before net unamortized premium of approximately $5.3 million.  The Company determined the fair market value of its 10% Notes and 8.5% Notes using available market quotes (Level 1). For the Company's remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and the Term Loan Facility), the Company assumed that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and the Company's estimated credit risk.

(O)	Guarantor Financial Statements

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

Consolidating balance sheets related to Nortek, the Guarantors and non-Guarantor subsidiaries as of March 30, 2013 and December 31, 2012 and the related consolidating statements of operations, comprehensive income, and cash flows for the first quarter of 2013 and 2012 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

Condensed Consolidating Balance Sheet as of March 30, 2013

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$166.0	$5.9	$29.5	$—	$201.4
Restricted cash	—	—	0.2	—	0.2
Accounts receivable, less allowances	—	228.2	61.7	—	289.9
Intercompany receivables	2.2	—	34.1	(36.3)	—
Inventories, net	—	203.0	75.2	(6.4)	271.8
Prepaid expenses	2.3	11.0	5.1	—	18.4
Other current assets	—	4.8	9.7	(0.7)	13.8
Prepaid income taxes	24.0	13.1	—	(1.6)	35.5
Total current assets	194.5	466.0	215.5	(45.0)	831.0

Property and Equipment, at Cost:
Total property and equipment, net	4.4	127.1	67.2	—	198.7

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,120.6	307.7	—	(1,428.3)	—
Goodwill	—	292.7	16.6	—	309.3
Intangible assets, less accumulated amortization	—	581.5	33.8	(11.0)	604.3
Deferred tax asset	7.2	—	—	(7.2)	—
Other assets	23.3	15.6	0.8	—	39.7
Total other long-term assets	1,151.1	1,197.5	51.2	(1,446.5)	953.3
Total Assets	$1,350.0	$1,790.6	$333.9	$(1,491.5)	$1,983.0

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Short term bank obligations	$—	$—	$0.6	$—	$0.6
Current maturities of long-term debt	0.3	2.2	—	—	2.5
Accounts payable	3.2	92.2	88.8	—	184.2
Accrued expenses and taxes, net	54.9	119.5	44.4	(0.7)	218.1
Current deferred taxes	—	—	1.6	(1.6)	—
Intercompany payables	—	36.3	—	(36.3)	—
Total current liabilities	58.4	250.2	135.4	(38.6)	405.4

Other Liabilities:
Deferred income taxes	—	135.5	8.7	(9.7)	134.5
Other long-term liabilities	45.0	113.8	25.4	—	184.2
Long-term intercompany payables	—	—	43.6	(43.6)	—
	45.0	249.3	77.7	(53.3)	318.7

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,169.5	12.3	—	—	1,181.8

Stockholders' investment (deficit)	77.1	1,278.8	120.8	(1,399.6)	77.1
Total Liabilities and Stockholders' Investment (Deficit)	$1,350.0	$1,790.6	$333.9	$(1,491.5)	$1,983.0

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

Condensed Consolidating Statement of Operations and Comprehensive Income
For the first quarter ended March 30, 2013

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$433.9	$172.0	$(86.8)	$519.1
Cost of products sold	—	317.9	146.4	(86.7)	377.6
Gross profit	—	116.0	25.6	(0.1)	141.5
Selling, general and administrative expense, net	16.9	85.7	23.0	—	125.6
Amortization of intangible assets	—	10.8	0.7	(0.2)	11.3
Operating (loss) earnings	(16.9)	19.5	1.9	0.1	4.6
Interest expense	(23.8)	(0.7)	(0.1)	—	(24.6)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(40.7)	18.8	1.8	0.1	(20.0)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	20.7	(16.2)	0.2	(4.7)	—
(Loss) earnings before (benefit) provision for income taxes	(20.0)	2.6	2.0	(4.6)	(20.0)
(Benefit) provision for income taxes	(4.9)	0.1	0.9	(1.0)	(4.9)
Net (loss) earnings	$(15.1)	$2.5	$1.1	$(3.6)	$(15.1)

Comprehensive (loss) income	$(18.1)	$2.6	$(2.1)	$(0.5)	$(18.1)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

Condensed Consolidating Statement of Operations and Comprehensive Income
For the first quarter ended March 31, 2012

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$421.6	$165.7	$(64.5)	$522.8
Cost of products sold	—	301.3	139.9	(64.4)	376.8
Gross profit	—	120.3	25.8	(0.1)	146.0
Selling, general and administrative expense, net	7.8	82.3	20.0	—	110.1
Amortization of intangible assets	—	10.3	0.7	—	11.0
Operating (loss) earnings	(7.8)	27.7	5.1	(0.1)	24.9
Interest expense	(23.6)	(0.7)	(0.2)	—	(24.5)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(31.4)	27.0	4.9	(0.1)	0.4
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	31.8	(14.3)	0.1	(17.6)	—
Earnings (loss) before provision (benefit) for income taxes	0.4	12.7	5.0	(17.7)	0.4
Provision (benefit) for income taxes	1.6	4.8	3.0	(7.8)	1.6
Net (loss) earnings	$(1.2)	$7.9	$2.0	$(9.9)	$(1.2)

Comprehensive income (loss)	$0.7	$7.9	$4.2	$(12.1)	$0.7

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

Condensed Consolidating Cash Flow Statement
For the first quarter ended March 30, 2013

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(18.3)	$6.8	$(3.0)	$(14.5)
Cash Flows from investing activities:
Capital expenditures	(1.5)	(4.9)	(3.4)	(9.8)
Net cash paid for businesses acquired	—	—	(0.9)	(0.9)
Change in restricted cash and marketable securities	—	0.1	—	0.1
Other, net	—	(0.9)	0.1	(0.8)
Net cash used in investing activities	(1.5)	(5.7)	(4.2)	(11.4)

Cash Flows from financing activities:
Increase in borrowings	85.0	—	0.8	85.8
Payment of borrowings	(0.1)	(0.7)	(0.8)	(1.6)
Net use from equity transactions	(1.6)	—	—	(1.6)
Long-term intercompany advances and loans	7.6	(7.6)	—	—
Net cash provided by (used in) financing activities	90.9	(8.3)	—	82.6
Net change in unrestricted cash and cash equivalents	71.1	(7.2)	(7.2)	56.7
Unrestricted cash and cash equivalents at the beginning of the period	94.9	13.1	36.7	144.7
Unrestricted cash and cash equivalents at the end of the period	$166.0	$5.9	$29.5	$201.4

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 30, 2013 AND MARCH 31, 2012

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
FOR THE FIRST QUARTER ENDED MARCH 30, 2013
AND THE FIRST QUARTER ENDED MARCH 31, 2012

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” about Nortek, Inc. ("Nortek") and its subsidiaries (the "Company"). When used in this discussion and throughout this document, words such as “intend,” “plan,” “estimate,” “believe,” "will," "could," "may," "seek,", “anticipate” and “expect” or other similar expressions are intended to identify forward-looking statements, which are provided "safe harbor" protection under the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include: the availability and cost of certain raw materials (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood and aluminum) and purchased components; freight costs; global economic conditions and the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets; interest rates; employment levels; inflation; foreign currency fluctuations; foreign economic and political conditions; consumer spending levels; exposure to foreign economies; the rate of sales growth; prices; competition; maintaining good relationship with customers and suppliers; weather fluctuations; acquisition and integration risks; the success of our operational improvement initiatives; labor disruptions; increased costs associated with regulatory compliance; changes in tax law; our ability to service our indebtedness; and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise (except as required by applicable securities laws). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. The following discussion should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2012 ("2012 Form 10-K"), including without limitation statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the risk factors described in Item 1A, and any further disclosures the Company makes on related subjects in its 8-K reports filed with the Securities and Exchange Commission (the “SEC”).

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
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

Basis of Presentation

We operate on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended March 30, 2013 (“first quarter of 2013”) and March 31, 2012 (“first quarter of 2012”) include 89 days and 91 days, respectively.

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

Our critical accounting policies include:

•	Revenue Recognition, Accounts Receivable, and Related Expenses,

•	Inventory Valuation,

•	Income Taxes,

•	Goodwill,

•	Other Long-Lived Assets,

•	Pensions and Post-Retirement Health Benefits,

•	Warranty,

•	Insurance Liabilities, including Product Liability,

•	Contingencies, and

•	Share-Based Compensation Expense.

Further detail regarding our other critical accounting policies can be found in the consolidated financial statements and the notes included in our 2012 Form 10-K as filed with the SEC.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 30, 2013
AND THE FIRST QUARTER ENDED MARCH 31, 2012

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

Changes in key industry activity affecting our businesses in North America for the first quarter of 2013, the fourth quarter of 2012 and the full year of 2012 as compared to the prior comparable periods were as follows:

		% Increase (Decrease)
	Source of Data	1st Quarter 2013	4th Quarter 2012	Full Year 2012
Private residential construction spending	1	17%	22%	16%
Total U.S. housing starts	1	36%	36%	28%
Total Canadian housing starts	2	(16)%	1%	11%
New home sales	1	20%	18%	21%
Existing home sales	3	8%	13%	9%
Residential improvement spending	1	(10)%	11%	10%
Central air conditioning and heat pump shipments	4	10%	20%	2%
Gas furnace shipments	4	25%	6%	1%
Private non-residential construction spending	1	3%	16%	18%
Manufactured housing shipments	5	1%	(10)%	6%
Residential fixed investment spending	6	13%	15%	12%

Source of data:

(1)	U.S. Census Bureau

(2)	Canada Mortgage and Housing Corporation

(3)	National Association of Realtors

(4)	Air Conditioning, Heating and Refrigeration Institute

(5)	Institute for Building Technology and Safety

(6)	U.S. Bureau of Economic Analysis

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 30, 2013
AND THE FIRST QUARTER ENDED MARCH 31, 2012

Outlook

For 2013, we expect activity in the residential and non-residential construction markets to be slightly up from the levels we experienced in 2012. During the first quarter of 2013, U.S. housing starts, as well as new and existing home sales, were up as compared to the first quarter of 2012 but residential improvement spending was down. We believe, however, that it is premature to conclude that a sustainable housing recovery is under way as the United States and certain other countries still face relatively high unemployment levels, and stricter mortgage lending practices. Additionally, consumers' expectations of longer term future housing price values are likely to decline rather than increase. These factors are likely to continue weighing on housing starts, housing prices, and sales of new and existing homes.

In addition, economic conditions such as high unemployment and weak consumer confidence are having a continued unfavorable impact on the level of remodeling and replacement expenditures in our markets.

As discussed in "- Liquidity and Capital Resources - Operational Improvement Initiatives", we have begun operational improvement initiatives which we expect will result in significant improvements in efficiencies and reductions in operating costs and expenses, both in our manufacturing processes and in our administrative functions, which will better align us with the markets we serve and improve our overall competitiveness.  While we will continue to closely manage our expenses and cash flow, we expect to continue funding these initiatives in 2013 and beyond.

With liquidity from cash on hand and borrowing availability under our revolving credit facility, we have the capability to benefit significantly from even a modest rebound in end-market demand.

Acquisitions

We account for acquisitions under the purchase method of accounting and accordingly, the results of these acquisitions are included in our consolidated results from the date of their acquisition. We have made the following acquisitions since January 1, 2012:

Reporting Segment	Acquired Company	Acquisition Date	Primary Business of Acquired Company
TECH	Gefen Distribution Verwaltungs GmbH ("Gefen Distribution")	February 22, 2013	Distributes Gefen products in Europe.
TECH	2GIG Technologies, Inc. (“2GIG”)	April 1, 2013	Designs and supplies residential security and home automation systems

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 30, 2013
AND THE FIRST QUARTER ENDED MARCH 31, 2012

Results of Operations
Our consolidated operating results for the first quarter of 2013 and 2012 were as follows:

	First Quarter of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$519.1	100.0%	$522.8	100.0%	$(3.7)	N/A %

COGS:
Material costs	244.5	47.1	242.8	46.4	1.7	0.7
Labor costs	29.5	5.7	32.8	6.3	(3.3)	(0.6)
Overhead costs	103.6	19.9	101.2	19.4	2.4	0.5
Total COGS	377.6	72.7	376.8	72.1	0.8	0.6
Gross profit	141.5	27.3	146.0	27.9	(4.5)	(0.6)
SG&A	125.6	24.2	110.1	21.0	15.5	3.2
Amortization of intangible assets	11.3	2.2	11.0	2.1	0.3	0.1
Operating earnings	4.6	0.9	24.9	4.8	(20.3)	(3.9)
Interest expense	(24.6)	(4.7)	(24.5)	(4.7)	(0.1)	—
(Loss) earnings before (benefit) provision for income taxes	(20.0)	(3.8)	0.4	0.1	(20.4)	(3.9)
(Benefit) provision for income taxes	(4.9)	(0.9)	1.6	0.3	(6.5)	(1.2)
Net loss	$(15.1)	(2.9)%	$(1.2)	(0.2)%	$(13.9)	(2.7)%

Depreciation and amortization	$20.5	3.9%	$20.3	3.9%	$0.2	—%

Net sales and operating earnings by segment for the first quarter of 2013 and 2012 were as follows:

	Net Sales				Operating Earnings (Loss)
	First Quarter of		Change		First Quarter of		Change
	2013	2012	$	%	2013	2012	$	%
	(Dollar amounts in millions)

RESV	$144.5	$151.8	$(7.3)	(4.8)%	$11.4	$15.8	$(4.4)	(27.8)%
TECH	110.4	95.3	15.1	15.8	2.8	1.2	1.6	*
DMS	61.0	65.5	(4.5)	(6.9)	5.9	5.0	0.9	18.0
RHC	87.4	75.6	11.8	15.6	(5.1)	(2.3)	(2.8)	*
CES	115.8	134.6	(18.8)	(14.0)	7.0	12.8	(5.8)	(45.3)
	$519.1	$522.8	$(3.7)	(0.7)%	22.0	32.5	(10.5)	(32.3)
Unallocated					(17.4)	(7.6)	(9.8)	*
					$4.6	$24.9	$(20.3)	(81.5)%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 30, 2013
AND THE FIRST QUARTER ENDED MARCH 31, 2012

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

RESV Segment

The RESV segment primarily manufactures and sells room and whole house ventilation and other products, primarily for the professional remodeling and replacement markets, the residential new construction market, and the do-it-yourself market. The principal products sold by this segment include kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units), and indoor air quality products.

The operating results for the RESV segment for the first quarter of 2013 and 2012 were as follows:

	First Quarter of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$144.5	100.0%	$151.8	100.0%	$(7.3)	N/A %

COGS:
Material costs	60.6	41.9	64.2	42.3	(3.6)	(0.4)
Labor costs	7.8	5.4	9.1	6.0	(1.3)	(0.6)
Overhead costs	34.6	24.0	35.2	23.2	(0.6)	0.8
Total COGS	103.0	71.3	108.5	71.5	(5.5)	(0.2)
Gross Profit	41.5	28.7	43.3	28.5	(1.8)	0.2
SG&A	26.3	18.2	23.7	15.6	2.6	2.6
Amortization of intangible assets	3.8	2.6	3.8	2.5	—	0.1
Operating earnings	$11.4	7.9%	$15.8	10.4%	$(4.4)	(2.5)%

Depreciation and amortization	$6.6	4.6%	$6.8	4.5%	$(0.2)	0.1%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 30, 2013
AND THE FIRST QUARTER ENDED MARCH 31, 2012

Net sales in the RESV segment for the first quarter of 2013 reflect a decrease of approximately $7.3 million from the first quarter of 2012. This decrease in net sales is primarily attributable to volume/mix decreases, partially offset by improved pricing and includes a decrease related to the effects of foreign exchange rates of approximately $0.2 million. Excluding the effect of changes in foreign currency exchange rates, net sales in the RESV segment for the first quarter of 2013 decreased approximately $7.1 million as compared to the first quarter of 2012. Excluding the effect of changes in foreign currency exchange rates, net sales for the segment's European range hood business declined approximately $5.6 million, while North American sales in the first quarter of 2013 decreased approximately $1.8 million. The decline in the European range hood business is primarily attributable to the discontinuation of low margin business and the continued economic downturn in that region. The decrease in North American sales is attributable to decreases in U.S. sales of approximately $0.3 million and Canadian sales of approximately $1.5 million. The decrease in U.S. sales is primarily attributable to a decrease in the retail distribution channel of approximately $5.0 million, partially offset by increases in the wholesale and appliance distribution channels of approximately $3.3 million and $1.2 million, respectively. The decrease in Canadian sales is primarily attributable to softness in the retail distribution channel, in part due to a decline in Canadian housing starts.

The decrease in the percentage of COGS to net sales in the first quarter of 2013 primarily reflects the effect of changes in product mix and the impact of increased sales prices, partially offset by higher freight costs.

The increase in SG&A as a percentage of net sales for the first quarter of 2013 is primarily attributable to an increase in net foreign exchange losses of approximately $1.4 million related to transactions, including intercompany debt not indefinitely invested in the Company's subsidiaries, and a gain in the first quarter of 2012 related to a legal settlement of approximately $0.7 million.

TECH Segment

The TECH segment manufactures and distributes a broad array of products designed to provide convenience and security for residential and certain commercial applications. The principal product categories sold in this segment include audio/video distribution and control equipment, and security and access control products.

The operating results for the TECH segment for the first quarter of 2013 and 2012 were as follows:

	First Quarter of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$110.4	100.0%	$95.3	100.0%	$15.1	N/A %

COGS:
Material costs	59.4	53.8	45.8	48.1	13.6	5.7
Labor costs	1.7	1.6	1.0	1.0	0.7	0.6
Overhead costs	11.3	10.2	12.2	12.8	(0.9)	(2.6)
Total COGS	72.4	65.6	59.0	61.9	13.4	3.7
Gross Profit	38.0	34.4	36.3	38.1	1.7	(3.7)
SG&A	32.6	29.5	32.6	34.2	—	(4.7)
Amortization of intangible assets	2.6	2.4	2.5	2.6	0.1	(0.2)
Operating earnings	$2.8	2.5%	$1.2	1.3%	$1.6	1.2%

Depreciation and amortization	$3.7	3.4%	$3.7	3.9%	$—	(0.5)%

As noted previously, the DMS segment was previously reported as part of the TECH segment. Prior periods have been restated to conform to the current year presentation.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 30, 2013
AND THE FIRST QUARTER ENDED MARCH 31, 2012

The increase in net sales for the first quarter of 2013, primarily relates to increased sales to a large security customer. During the first quarter of 2013, we recorded net sales related to this customer of approximately $24.1 million, of which approximately $6.3 million related to the recognition of deferred revenue from December 31, 2012, as compared to approximately $7.3 million during the first quarter of 2012. The impact of current year acquisitions of approximately $0.5 million also contributed to the increase in net sales during the first quarter of 2013.

COGS as a percentage of net sales increased in the first quarter of 2013 as compared to the comparable period of 2012 primarily as a result of an increase in material costs as a percentage of net sales, partially offset by a decrease in overhead costs as a percentage of net sales. The increase in material costs as a percentage of net sales is primarily attributable to a change in product mix. The first quarter of 2012 includes a charge of approximately $2.6 million relating to the decision to discontinue development of a certain new product, with no comparable charge during the first quarter of 2013. As a result, overhead costs as a percentage of net sales decreased during the first quarter of 2013 as compared to the first quarter of 2012.

The decrease in SG&A as a percentage of net sales for the first quarter of 2013 is primarily the result of cost reductions associated with combining the operations of certain subsidiaries within the segment, as well as an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses. SG&A for the first quarter of 2013 includes approximately $0.6 million of severance and other charges related to exit and disposal activities.

DMS Segment

The DMS segment manufactures and distributes a broad array of products designed with ergonomic features including wall mounts, desk mounts, arms, carts, workstations, and stands that attach to or support a variety of display devices such as computer monitors, notebook computers and flat panel displays.

The operating results for the DMS segment for the first quarter of 2013 and 2012 were as follows:

	First Quarter of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$61.0	100.0%	$65.5	100.0%	$(4.5)	N/A %

COGS:
Material costs	26.2	42.9	29.0	44.3	(2.8)	(1.4)
Labor costs	1.2	2.0	1.0	1.5	0.2	0.5
Overhead costs	9.1	14.9	12.7	19.4	(3.6)	(4.5)
Total COGS	36.5	59.8	42.7	65.2	(6.2)	(5.4)
Gross Profit	24.5	40.2	22.8	34.8	1.7	5.4
SG&A	15.4	25.3	14.8	22.6	0.6	2.7
Amortization of intangible assets	3.2	5.2	3.0	4.6	0.2	0.6
Operating earnings	$5.9	9.7%	$5.0	7.6%	$0.9	2.1%

Depreciation and amortization	$4.4	7.2%	$4.2	6.4%	$0.2	0.8%

Net sales in the DMS segment for the first quarter of 2013 decreased approximately $4.5 million from the first quarter of 2012. This decrease is primarily attributable to a decrease in direct sales to original equipment manufacturer ("OEM") customers and consumer sales, partially offset by increased sales volume in the IT distribution channel.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 30, 2013
AND THE FIRST QUARTER ENDED MARCH 31, 2012

COGS as a percentage of net sales decreased in the first quarter of 2013, as compared to the corresponding 2012 period. The decrease in COGS as a percentage of net sales during the first quarter of 2013 is primarily the result of changes in the relative mix of products sold.

The increase in SG&A as a percentage of net sales is primarily the result of increased spending levels for product development, as well as increased legal fees.

RHC Segment

The RHC segment manufactures and sells heating, ventilating, and air conditioning systems for site-built residential and manufactured housing structures, and certain commercial markets. The principal products sold by the segment are split-system and packaged air conditioners and heat pumps, air handlers, furnaces, and related equipment.

The operating results for the RHC segment for the first quarter of 2013 and 2012 were as follows:

	First Quarter of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$87.4	100.0%	$75.6	100.0%	$11.8	N/A %

COGS:
Material costs	51.6	59.0	47.0	62.2	4.6	(3.2)
Labor costs	2.9	3.3	2.6	3.4	0.3	(0.1)
Overhead costs	23.5	26.9	15.6	20.6	7.9	6.3
Total COGS	78.0	89.2	65.2	86.2	12.8	3.0
Gross Profit	9.4	10.8	10.4	13.8	(1.0)	(3.0)
SG&A	14.3	16.4	12.5	16.5	1.8	(0.1)
Amortization of intangible assets	0.2	0.2	0.2	0.3	—	(0.1)
Operating loss	$(5.1)	(5.8)%	$(2.3)	(3.0)%	$(2.8)	(2.8)%

Depreciation and amortization	$2.7	3.1%	$2.7	3.6%	$—	(0.5)%

The increase in net sales for the first quarter of 2013 is primarily the result of continued increased private label sales to specific customers, ongoing efforts to attract new customers, the addition of several new distribution customers, and favorable weather conditions compared to the first quarter of 2012.

During the first quarter of 2013, the RHC segment recorded approximately $6.1 million of severance charges related to the planned manufacturing rationalization and relocation activities discussed further in "- Liquidity and Capital Resources - Operational Improvement Initiatives". Excluding this charge during the first quarter of 2013, COGS as a percentage of net sales decreased from the first quarter of 2012. This decrease is primarily attributable to favorable manufacturing overhead absorption, favorable pricing and material costs as a percentage of net sales. These decreases were partially offset by unfavorable sales mix and freight expense.

The increase in SG&A in the first quarter of 2013 primarily relates to increased costs associated with strategic initiatives occurring within the segment.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 30, 2013
AND THE FIRST QUARTER ENDED MARCH 31, 2012

CES Segment

The CES segment manufactures and sells custom-designed and engineered heating, ventilating and air conditioning products and systems that meet customer specifications. The principal products sold by the segment are air handlers and large custom rooftop cooling and heating products.

The operating results for the CES segment for the first quarter of 2013 and 2012 were as follows:

	First Quarter of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$115.8	100.0%	$134.6	100.0%	$(18.8)	N/A %

COGS:
Material costs	46.7	40.3	56.8	42.2	(10.1)	(1.9)
Labor costs	15.9	13.7	19.1	14.2	(3.2)	(0.5)
Overhead costs	25.1	21.7	25.5	18.9	(0.4)	2.8
Total COGS	87.7	75.7	101.4	75.3	(13.7)	0.4
Gross Profit	28.1	24.3	33.2	24.7	(5.1)	(0.4)
SG&A	19.6	16.9	18.9	14.1	0.7	2.8
Amortization of intangible assets	1.5	1.3	1.5	1.1	—	0.2
Operating earnings	$7.0	6.1%	$12.8	9.5%	$(5.8)	(3.4)%

Depreciation and amortization	$3.0	2.6%	$2.9	2.2%	$0.1	0.4%

Net sales in the CES segment for the first quarter of 2013 reflect a decrease of approximately $0.3 million from the 2012 period attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the CES segment for the first quarter of 2013 decreased approximately $18.5 million.  This decrease in net sales is primarily the result of decreased shipment levels of air handlers, clean room equipment and packaged equipment in the U.S. market.  Backlog for CES products expected to be filled within the next twelve months was approximately $233.7 million at March 30, 2013, approximately $213.4 million at December 31, 2012 and approximately $244.2 million at March 31, 2012.  While there continues to be signs of continued weakness in non-residential construction, the increase in backlog since December 31, 2012 is the result of an increase in the incoming order rate.

The increase in COGS as a percentage of net sales for the first quarter of 2013 primarily reflects an increase in overhead costs as a percentage of net sales, partially offset by a decrease in material costs as a percentage of net sales. The increase in overhead costs as a percentage of net sales for the first quarter of 2013 is primarily due to lower sales volume without a proportionate decrease in overhead due to the fixed nature of certain expenses, coupled with a charge of approximately $0.4 million related to the planned manufacturing rationalization and relocation activities discussed further in "- Liquidity and Capital Resources - Operational Improvement Initiatives". The decrease in material costs as a percentage of net sales in the first quarter of 2013 is primarily as a result of changes in product mix as costs relating to the purchase of steel, copper, and aluminum have remained fairly steady.

The increase in SG&A as a percentage of net sales for the first quarter of 2013 is primarily due to a decrease in net sales without a proportionate decrease in SG&A due to the fixed nature of certain expenses.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 30, 2013
AND THE FIRST QUARTER ENDED MARCH 31, 2012

Unallocated

Operating Loss. Unallocated operating loss was approximately $17.4 million in the first quarter of 2013 as compared to approximately $7.6 million for the first quarter of 2012. This increase is primarily related to increased management compensation expense and expanded executive staffing, including non-cash equity based compensation expense, outside consulting fees relating to a program of operational initiatives totaling approximately $4.3 million for the first quarter of 2013, as well as a one-time compensation charge recorded during the first quarter of 2013 of approximately $1.7 million.

Interest Expense

Interest expense increased approximately $0.1 million, or approximately 0.4%, during the first quarter of 2013 as compared to the first quarter of 2012.

(Benefit) Provision for Income Taxes

The benefit from income taxes for the first quarter of 2013 was approximately $4.9 million as compared to a provision for income taxes of approximately $1.6 million for the first quarter of 2012. The effective income tax rate of a benefit of approximately 24.5% for the first quarter of 2013 differs from the United States federal statutory rate of a benefit of 35% principally as a result of decreases related to tax credits and earnings from foreign operations taxed at lower rates, partially offset by increases related to state taxes and nondeductible expenses. The effective income tax rate for the first quarter of 2012 is not meaningful. Compared to the United States federal statutory rate of 35%, the effective income tax rate for the first quarter of 2012 reflects an increase in the valuation allowances related to certain deferred tax assets.

Foreign Net Sales and Operating Earnings

Net sales and earnings derived from international markets are subject to economic, political, and currency risks, among others.

Foreign net sales, which are attributed based on the location of our subsidiary responsible for the sale, were approximately 17.1% and 20.8% of consolidated net sales for the first quarter of 2013 and 2012, respectively.  Net sales from our Canadian subsidiaries were approximately 10.5% and 11.6% of consolidated net sales for the first quarter of 2013 and 2012, respectively.  Net sales from our Canadian subsidiaries include net sales from the RESV and CES segments.  Net sales from our European subsidiaries were approximately 6.4% and 8.5% of consolidated net sales for the first quarter of 2013 and 2012, respectively.  Net sales from our European subsidiaries include net sales from all segments, with the exception of our RHC segment.

Operating earnings (loss) of foreign operations, consisting primarily of the results of operations of our Canadian, European, and Asian subsidiaries, were approximately 13.0% and 28.9% of consolidated operating earnings (before unallocated and corporate expenses) for the first quarter of 2013 and 2012, respectively.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 30, 2013
AND THE FIRST QUARTER ENDED MARCH 31, 2012

Liquidity and Capital Resources

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments, and debt repayments. Our principal sources of liquidity are cash flows from operations, existing unrestricted cash and cash equivalents, and the use of borrowings under our $300.0 million senior secured asset-based revolving credit facility ("ABL Facility"). The indentures related to our 10% Senior Notes due 2018 (the "10% Notes") and our 8.5% Senior Notes due 2021 (the "8.5% Notes"), the credit agreements governing our ABL Facility and our senior secured term loan due 2017 ("Term Loan Facility"), and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions. See Note E, "Notes, Mortgage Notes and Obligations Payable", to the unaudited condensed consolidated financial statements included elsewhere herein and “- Debt Covenant Compliance” below.

There can be no assurance that we will generate sufficient cash flow from the operations of our subsidiaries, or that future financings will be available on acceptable terms or in amounts sufficient to enable us to service or refinance our indebtedness, or to make necessary capital expenditures.

Operational Improvement Initiatives

In 2012, we began operational improvement initiatives which we expect will result in significant improvements in efficiencies and reductions in operating costs and expenses, both in manufacturing processes and in administrative functions, which will better align us with the markets we serve and will improve our overall competitiveness. In addition to efficiencies and cost reductions, we expect that these initiatives will allow us to focus greater effort and resources on product development, marketing and sales, and customer service. We consider these initiatives to be important to our ability to maintain and improve our position in many of our markets and to allow us to expand in certain other markets. These initiatives address a wide variety of key areas of operations, including, for example, (i) optimizing the number and location of manufacturing, warehousing and distribution facilities, (ii) optimizing our procurement sources and processes, (iii) determining the potential for leveraging administrative resources across various operating groups, (iv) combining and/or relocating individual operations to leverage common management, (v) implementing global information systems to facilitate communication and resource sharing in areas such as finance and human resources and (vi) introducing new products and expanding our presence in certain markets. See Note F, "Exit and Disposal Activities", to the unaudited condensed consolidated financial statements included elsewhere herein, for further description surrounding the costs associated with certain of these activities.

Given the wide ranging impact of these initiatives, we have made or plan to make significant incremental investments in staffing, research and development projects and specialized consulting resources, including engaging certain additional, third party resources with specialization in the areas of manufacturing rationalization, procurement, logistics and process optimization. The cost of these investments in external resources is expected to range from approximately $10.0 million to $12.0 million in 2013.

During the first quarter of 2013, we recorded approximately $4.3 million of operational improvement initiative costs in SG&A within Unallocated. There were no costs associated with these activities during the first quarter of 2012.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 30, 2013
AND THE FIRST QUARTER ENDED MARCH 31, 2012

Cash Flows

Our cash flows from operating, investing, and financing activities for the first quarter of 2013 and 2012, as reflected in the unaudited condensed consolidated statements of cash flows included elsewhere herein, are summarized in the table below:

	2013	2012	Change
	(Dollar Amounts in millions)

Net cash (used in) provided by operating activities	$(14.5)	$44.3	$(58.8)
Net cash used in investing activities	(11.4)	(3.0)	(8.4)
Net cash provided by (used in) financing activities	82.6	(27.1)	109.7
Net change in unrestricted cash and cash equivalents	$56.7	$14.2	$42.5

The change in net cash (used in) provided by operating activities was the result of a decrease in net earnings (after the exclusion of non-cash items) of approximately $15.4 million combined with an increase in working capital needs of approximately $42.5 million, and a decrease in changes in other long-term assets and liabilities of approximately $0.9 million.

The increase in net cash used in investing activities was primarily the result of an increase in net cash paid for businesses acquired of approximately $0.9 million, an increase in capital expenditures of approximately $5.3 million, and a decrease in proceeds from the sale of property and equipment of approximately $1.5 million. Capital expenditures were approximately $9.8 million and $4.5 million for the first quarter of 2013 and 2012, respectively.  Capital expenditures were approximately $25.0 million (including a capitalized lease of approximately $0.9 million) for the year ended December 31, 2012 and are expected to be between approximately $35.0 million and $45.0 million for 2013, excluding capital expenditures associated with the operational initiatives discussed previously.

The change in net cash provided by (used in) financing activities is primarily the result of an increase in borrowings of approximately $84.2 million and a decrease in payments relating to outstanding borrowings of approximately $27.1 million.

As discussed earlier, we generally use cash flows from operations and, where necessary, borrowings to finance our capital expenditures and strategic acquisitions, to meet the service requirements of existing indebtedness, and for working capital and other general corporate purposes.

Outstanding Indebtedness

We had consolidated debt at March 30, 2013 of approximately $1,184.9 million consisting of the following:

(Amounts in millions)
8.5% Notes, net of premium	$742.7
10% Notes	250.0
Term Loan Facility, net of discount	91.4
ABL Facility	85.0
Long-term notes, mortgage notes and other indebtedness, net	15.2
Short-term bank obligations	0.6
$1,184.9

During the first quarter of 2013, we had a net increase in our debt of approximately $83.9 million resulting from a net increase in borrowings under our ABL Facility of approximately $85.0 million in connection with our acquisition of 2GIG, offset by net payments relating to subsidiary debt of approximately $0.8 million and a decrease of approximately $0.3 million relating to the

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 30, 2013
AND THE FIRST QUARTER ENDED MARCH 31, 2012

effect of changes in foreign currency exchange rates, debt premium accretion, and debt discount amortization. Our debt to equity ratio increased from approximately 11.7:1 at December 31, 2012 to approximately 15.4:1 at March 30, 2013 primarily as a result of the net increase in indebtedness as noted above and year to date losses of approximately $15.1 million.

Contractual Obligations

We have entered into a number of operating lease obligations and purchase obligations, and have guaranteed certain obligations of these parties. There have been no significant changes to these obligations since December 31, 2012.

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

Adequacy of Liquidity Sources

At March 30, 2013, we had approximately $201.4 million of unrestricted cash and cash equivalents to fund our cash needs for the remainder of 2013.

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of May 3, 2013, we had approximately $100.0 million in outstanding borrowings and approximately $13.4 million in outstanding letters of credit under the ABL Facility. Based on the March 2013 borrowing base calculations, at May 3, 2013, we had excess availability of approximately $154.3 million under the ABL Facility and approximately $120.8 million of excess availability before triggering the cash deposit requirements as discussed further below.

As noted previously, the indentures and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.  As of March 30, 2013, we had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $40.7 million.

From time to time, we have evaluated and expect to continue to evaluate possible acquisition transactions and possible dispositions of certain of our businesses and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

On February 22, 2013, we acquired certain assets and assumed certain liabilities of Gefen Distribution for total consideration of approximately $2.9 million, consisting of cash payments of approximately $0.9 million, a holdback amount of approximately $0.2 million to be paid 18 months subsequent to the closing of the acquisition, and the settlement of a receivable due from Gefen Distribution to the Company as of the acquisition date of approximately $1.8 million.

On April 1, 2013, we acquired all of the outstanding common stock of 2GIG from APX Group, Inc. for $135 million, plus an additional amount of approximately $12.3 million calculated based upon 2GIG's estimated closing working capital, which is subject to further post-closing adjustment, and the settlement of a receivable due from 2GIG to the Company as of the acquisition date of approximately $15.3 million.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 30, 2013
AND THE FIRST QUARTER ENDED MARCH 31, 2012

Working Capital

Our working capital and current ratio increased from approximately $348.0 million and 1.9:1 at December 31, 2012 to approximately $425.6 million and 2.0:1 at March 30, 2013. This increase is primarily the result of the net effect of the changes described further below.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents increased from approximately $144.7 million at December 31, 2012 to approximately $201.4 million at March 30, 2013.

Accounts receivable, less allowances, increased approximately $32.5 million, or approximately 12.6%, between December 31, 2012 and March 30, 2013, while net sales increased approximately $13.7 million, or approximately 2.7%, in the first quarter of 2013 as compared to the fourth quarter of 2012. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, the level of sales recognized on a cash basis, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period.  Accounts receivable from customers related to foreign operations decreased by approximately $4.8 million, or approximately 7.5%, between December 31, 2012 and March 30, 2013.

Inventories increased approximately $13.4 million, or approximately 5.2%, between December 31, 2012 and March 30, 2013. The change in inventories is primarily related to increases in the TECH and RHC segments due to increased purchasing in anticipation of higher sales.

Other current assets decreased approximately $5.7 million, or approximately 42.2%, between December 31, 2012 and March 30, 2013. This decrease is primarily related to a decrease in the cost basis of inventory shipped of approximately $5.1 million relating to a customer in the TECH segment, which we converted to the accrual basis of accounting. See "- Risks and Uncertainties".

Accounts payable increased approximately $9.8 million, or 5.6%, between December 31, 2012 and March 30, 2013 primarily due to an increase in the RHC segment related to increased purchasing in anticipation of higher sales levels.

Accrued expenses and taxes, net increased approximately $19.2 million, or approximately 9.7%, between December 31, 2012 and March 30, 2013 as a result of an increase in accrued interest related to upcoming interest payments.

Changes in certain working capital accounts, as noted above, between December 31, 2012 and March 30, 2013, differ from the changes reflected in our unaudited condensed consolidated statement of cash flows for such period as a result of non-cash items including, among others, the effect of changes in foreign currency exchange rates.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 30, 2013
AND THE FIRST QUARTER ENDED MARCH 31, 2012

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

In addition, the indentures that govern our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indentures governing our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined in the indentures governing the 10% Notes and 8.5% Notes and the credit agreement governing the Term Loan Facility) for such trailing four quarter period. As of March 30, 2013, under the 10% Notes, the FCCR was approximately 2.54 to 1.0.

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

As of March 30, 2013, we were in compliance with all covenants under the indentures that govern the 10% Notes and 8.5% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 30, 2013
AND THE FIRST QUARTER ENDED MARCH 31, 2012

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

We present CCF because we consider it an important supplemental measure of our performance and believe it is frequently used by our investors and other interested parties in the evaluation of companies in our industry, many of which present CCF when reporting their results. In addition, CCF provides additional information to facilitate internal comparisons to historical operating performance of prior periods. Further, we believe that CCF facilitates operating performance comparisons from period to period because it excludes potential differences caused by variations in capital structure (affecting interest expense), tax positions (such as the impact of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting depreciation expense).

We believe that the inclusion of supplementary adjustments to CCF applied in presenting ACCF are appropriate to provide additional information to investors about the performance of the business, and we are required to reconcile net earnings (loss) to ACCF to demonstrate compliance with debt covenants. While the determination of appropriate adjustments in the calculation of ACCF is subject to interpretation under the terms of the 10% Notes, we believe the adjustments described below are in accordance with the covenants in the indentures governing the 10% Notes.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 30, 2013
AND THE FIRST QUARTER ENDED MARCH 31, 2012

The following table reconciles net loss (earnings) to CCF and ACCF for the 10% Notes for the trailing four quarters ended March 30, 2013:

	(1)	(2)	(3)	LTM Ended
	Year Ended	For the first quarter of		(1)+(2)-(3)
	Dec. 31 2012	2013	2012	Mar. 30, 2013
	(Dollar amounts in millions)

Net earnings (loss)	$9.5	$(15.1)	$(1.2)	$(4.4)
Provision (benefit) for income taxes	15.3	(4.9)	1.6	8.8
Loss from debt retirement	6.4	—	—	6.4
Interest expense	96.5	24.6	24.5	96.6
Investment income	(0.1)	—	—	(0.1)
Depreciation and amortization expense	83.7	20.5	20.3	83.9
Consolidated Cash Flow	$211.3	$25.1	$45.2	$191.2
Investment income	0.1	—	—	0.1
Non-recurring losses (a)	2.8	1.6	2.5	1.9
Acquisition fees and expenses	0.4	0.5	—	0.9
Gain on sale of assets	(0.1)	—	—	(0.1)
Joint venture (income) loss	(0.4)	0.1	—	(0.3)
Share-based compensation expense	4.6	2.6	0.5	6.7
Net foreign exchange (gains) losses (b)	(0.2)	0.5	(0.7)	1.0
Restructuring (c)	16.2	11.6	0.1	27.7

Pro-forma effect of acquisitions and dispositions (d)	8.6	10.7	(2.0)	21.3
Adjusted Consolidated Cash Flow	$243.3	$52.7	$45.6	$250.4

(a)
Amounts relate to non-recurring gains or losses, as defined in the indenture governing the 10% Notes. For the trailing four quarters ended March 30, 2013, this amount includes (1) approximately $1.7 million in one-time compensation charges, (2) approximately $1.1 million of charges within the TECH segment relating to the decision to discontinue development of a certain new product, (3) royalty income of approximately $(1.0) million, (4) approximately $0.3 million of expense related to strategic reviews, (5) approximately $0.3 million of charges within the CES segment relating to the decision to discontinue a certain product line within a region, and (6) accretion of approximately $(0.5) million to record leasehold fair value adjustments.

(b)	Non-cash foreign exchange (gains) losses related to intercompany debt not indefinitely invested in our subsidiaries.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 30, 2013
AND THE FIRST QUARTER ENDED MARCH 31, 2012

(c)
Includes all restructuring charges, including severance, relocation and transformation/transition costs. Costs associated with these activities for the trailing four quarters ended March 30, 2013 were as follows:

	(1)	(2)	(3)	LTM Ended
	Year Ended	For the first quarter of		(1)+(2)-(3)
	Dec. 31, 2012	2013	2012	Mar. 30, 2013
	(Dollar amounts in millions)
European range hood business	$1.8	$—	$0.1	$1.7
Residential audio / video business	6.1	0.8	—	6.9
Manufacturing rationalization & relocation	—	6.5	—	6.5
Transformation / Transition costs	7.1	4.3	—	11.4
All other restructuring activities	1.2	—	—	1.2
	$16.2	$11.6	$0.1	$27.7

(d)
Includes the pro-forma effect of our acquisitions of 2GIG and Gefen Distribution, principally all of which relates to 2GIG, as if the acquisitions had occurred on the first day of the four-quarter reference period. See Note B, "Acquisitions", to the unaudited condensed consolidated financial statements included elsewhere herein, for additional pro forma information surrounding the acquisition of 2GIG.

As noted previously, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. At March 30, 2013, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility was approximately $244.5 million (based upon the February 2013 borrowing base calculation), which exceeded $30.0 million and 12.5% of the borrowing base. Our FCCR under the ABL Facility at March 30, 2013 was 1.94 to 1.0. Similar to the 10% Notes, the FCCR under the ABL Facility is the ratio of the ACCF to Fixed Charges; however, in addition to other differences, the ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at March 30, 2013 was approximately $189.0 million.

Risks and Uncertainties

During 2012, our TECH segment shipped security products to 2GIG, for whom we had determined that cash basis accounting treatment was appropriate at that time for revenue recognition and had deferred revenue recognition on approximately $6.3 million of net sales at December 31, 2012. Under the agreement with 2GIG, we recognized net sales of approximately $7.3 million during the first quarter of 2012. At December 31, 2012, we had recorded the cost basis of related inventory shipped of approximately $5.1 million in other current assets. In addition, included in inventory is approximately $12.5 million and $5.8 million at March 30, 2013 and December 31, 2012, respectively, of inventory related to 2GIG. In the fourth quarter of 2012, after a competitive sales process, 2GIG and its affiliates, including Vivint Inc., were acquired by the Blackstone Group LP in a private transaction for approximately $2.0 billion. We believe that Blackstone's acquisition of 2GIG had a favorable impact on the financial viability and credit worthiness of 2GIG. Following the Blackstone acquisition, we entered into a new supply agreement with 2GIG near the end of the fourth quarter of 2012. In light of the new arrangement with 2GIG, combined with the favorable impact of the acquisition of 2GIG and Vivint by Blackstone, we concluded that all of the revenue recognition criteria had been met and began to record revenue on the accrual basis for recording new sales to 2GIG. During the first quarter of 2013, we recorded net sales of approximately $24.1 million, of which approximately $6.3 million related to the recognition of deferred revenue from December 31, 2012. As discussed previously, on April 1, 2013 we acquired all of the outstanding common stock of 2GIG.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 30, 2013
AND THE FIRST QUARTER ENDED MARCH 31, 2012

Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At March 30, 2013, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At March 30, 2013, approximately 85% of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates.  Based upon interest rates in effect at March 30, 2013, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $1.3 million for the remainder of 2013.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the first quarter of 2013, the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to translation resulted in a decrease in stockholders’ investment of approximately $3.5 million for the first quarter of 2013, and for the first quarter of 2012, resulted in an increase to stockholders' investment of approximately $1.8 million.  The impact of changes in foreign currency exchange rates related to transactions resulted in an increase in net foreign exchange losses recorded in SG&A of approximately $2.2 million for the first quarter of 2013 as compared to the same period of 2012. We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at March 30, 2013 consist primarily of short-term borrowings by certain of our foreign subsidiaries.  We generally do not enter into derivative financial instruments to manage foreign currency exposure.

Item 3.               Quantitative and Qualitative Disclosures about Market Risk

Other than as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”, there have been no material changes to our exposures to market risk since December 31, 2012.

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

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A “Risk Factors” in our 2012 Form 10-K filed with the SEC. There have been no material changes from the risk factors disclosed in the 2012 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the first quarter of 2013.

Item 6.	Exhibits

Exhibits marked with an asterisk (*) are filed herewith. Exhibits marked with a double asterisk (**) are furnished herewith. The remainder of the exhibits has heretofore been filed with the SEC and is incorporated herein by reference.

Exhibit No.	Description

2.1	Stock Purchase Agreement dated February 13, 2013 by and between Nortek, Inc. and APX Group, Inc. (incorporated by reference from the Company's Current Report on Form 8-K filed on April 1, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.

/s/ Almon C. Hall
Almon C. Hall
Authorized Officer, Senior Vice President and
Chief Financial Officer

May 9, 2013