Form 10-Q
period 2013-06-29
NORTEK INC
filed 2013-08-01
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013
OR

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

The number of shares of Common Stock, par value $0.01 per share, outstanding as of July 26, 2013 was 15,379,581.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	June 29, 2013	December 31, 2012
Assets
Current Assets:
Unrestricted cash and cash equivalents	$48.8	$144.7
Restricted cash	0.2	0.2
Accounts receivable, less allowances of $5.2 million and $7.2 million, respectively	339.6	257.4
Inventories:
Raw materials	88.3	81.0
Work in process	29.0	22.7
Finished goods	176.4	154.7
	293.7	258.4
Prepaid expenses	21.2	14.4
Other current assets	9.3	13.5
Tax refunds receivable	6.9	6.5
Prepaid income taxes	29.8	29.3
Total current assets	749.5	724.4

Property and Equipment, at Cost:
Land	18.2	18.3
Buildings and improvements	84.9	83.6
Machinery and equipment	237.9	221.1
	341.0	323.0
Less accumulated depreciation	139.2	123.5
Total property and equipment, net	201.8	199.5

Other Assets:
Goodwill	374.1	307.6
Intangible assets, less accumulated amortization of $152.2 million and $127.3 million, respectively	680.8	614.9
Deferred debt expense	17.6	19.0
Restricted investments and marketable securities	1.7	1.9
Other assets	19.3	20.8
	1,093.5	964.2
Total Assets	$2,044.8	$1,888.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)
(Dollar amounts in millions, except shares data)

	June 29, 2013	December 31, 2012
Liabilities and Stockholders' Investment

Current Liabilities:
Short-term bank obligations	$0.7	$0.7
Current maturities of long-term debt	12.6	2.4
Accounts payable	228.0	174.4
Accrued expenses and taxes, net	223.7	198.9
Total current liabilities	465.0	376.4

Other Liabilities:
Deferred income taxes	163.6	132.7
Other	178.6	186.9
	342.2	319.6

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,145.9	1,097.9

Commitments and Contingencies (Note H)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at June 29, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 15,613,895 shares issued and 15,471,150 shares issued at June 29, 2013 and December 31, 2012, respectively	0.1	0.1
Additional paid-in capital	199.7	189.1
Accumulated deficit	(66.8)	(63.2)
Accumulated other comprehensive loss	(26.9)	(22.3)
Less: Treasury stock at cost, 240,809 shares and 172,685 shares at June 29, 2013 and December 31, 2012, respectively	(14.4)	(9.5)
Total stockholders' investment	91.7	94.2
Total Liabilities and Stockholders' Investment	$2,044.8	$1,888.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the second quarter ended		For the six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(Dollar amounts in millions, except per share data)

Net Sales	$630.7	$615.7	$1,149.8	$1,138.5
Cost of products sold ("COGS")	441.6	431.9	819.2	808.7
Gross profit	189.1	183.8	330.6	329.8
Selling, general and administrative expense, net ("SG&A")	135.1	119.1	260.7	229.2
Amortization of intangible assets	13.6	11.0	24.9	22.0
Operating earnings	40.4	53.7	45.0	78.6
Interest expense	(24.8)	(24.0)	(49.4)	(48.5)
Investment income	0.1	0.1	0.1	0.1
Earnings (loss) before provision (benefit) for income taxes	15.7	29.8	(4.3)	30.2
Provision (benefit) for income taxes	4.2	11.3	(0.7)	12.9
Net earnings (loss)	$11.5	$18.5	$(3.6)	$17.3

Basic earnings (loss) per share	$0.75	$1.22	$(0.23)	$1.14

Diluted earnings (loss) per share	$0.73	$1.19	$(0.23)	$1.12

Weighted Average Common Shares:
Basic	15,364,679	15,133,699	15,348,228	15,131,986
Diluted	15,849,867	15,522,641	15,348,228	15,448,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the second quarter ended		For the six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(Dollar amounts in millions)

Net earnings (loss)	$11.5	$18.5	$(3.6)	$17.3
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(1.8)	(2.5)	(5.3)	(0.7)
Pension liability adjustments:
Currency translation on pension liabilities	(0.1)	(0.2)	0.2	(0.3)
Amortization of cumulative loss	0.3	0.2	0.5	0.4
Deferred income taxes on pension liability	—	—	—	—
Total pension liability, net of tax	0.2	—	0.7	0.1

Total increase in accumulated other comprehensive loss	(1.6)	(2.5)	(4.6)	(0.6)

Comprehensive income (loss)	$9.9	$16.0	$(8.2)	$16.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ended
	June 29, 2013	June 30, 2012
	(Dollar amounts in millions)
Cash flows from operating activities:
Net (loss) earnings	$(3.6)	$17.3
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization expense, including amortization of fair value allocated to inventory	46.8	41.0
Non-cash interest expense, net	1.2	3.5
Non-cash share-based compensation expense	7.3	1.5
Gain on sale of property and equipment	—	0.2
Deferred income tax (benefit) provision	(3.4)	5.0
Changes in certain assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(58.5)	(54.2)
Inventories	(24.6)	15.9
Prepaid and other current assets	(1.8)	(11.8)
Accounts payable	38.2	45.5
Accrued expenses and taxes	14.9	(17.3)
Long-term assets, liabilities and other, net	(2.7)	1.1
Total adjustments to net (loss) earnings	17.4	30.4
Net cash provided by operating activities	13.8	47.7
Cash flows from investing activities:
Capital expenditures	(21.0)	(9.9)
Net cash paid for businesses acquired	(144.8)	(2.6)
Proceeds from the sale of property and equipment	0.1	2.3
Change in restricted cash and marketable securities	0.2	0.1
Other, net	(1.1)	0.1
Net cash used in investing activities	(166.6)	(10.0)
Cash flows from financing activities:
Proceeds from borrowings	126.6	32.4
Payment of borrowings	(68.1)	(66.9)
Fees paid in connection with debt facilities	—	(1.0)
Net (use) proceeds from equity transactions	(1.6)	0.2
Other, net	—	(0.1)
Net cash provided by (used in) financing activities	56.9	(35.4)
Net change in unrestricted cash and cash equivalents	(95.9)	2.3
Unrestricted cash and cash equivalents at the beginning of the period	144.7	58.2
Unrestricted cash and cash equivalents at the end of the period	$48.8	$60.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

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

The Company operates on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year always begins on January 1 and ends on December 31. As a result, the Company's first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended June 29, 2013 (“second quarter of 2013”) and June 30, 2012 (“second quarter of 2012”) each include 91 days. The first six months ended June 29, 2013 ("first half of 2013") and June 30, 2012 ("first half of 2012") include 180 days and 182 days, respectively.

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income (loss), and cash flows of the Company after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted, the Company believes that the disclosures included are adequate to make the information presented herein not misleading. Operating results for the second quarter and first half of 2013 and 2012 are not necessarily indicative of the results that may be expected for other interim periods or for any fiscal year. Certain amounts in the prior year's unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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
JUNE 29, 2013 AND JUNE 30, 2012

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

On April 1, 2013, the Company acquired all of the outstanding common stock of 2GIG Technologies, Inc. (“2GIG”) from APX Group, Inc. The estimated purchase price was approximately $164.6 million, which consisted of a cash payment at the date of acquisition of approximately $135.0 million, estimated working capital adjustments of approximately $14.3 million (of which approximately $12.3 million was paid during the second quarter of 2013) and the settlement of a receivable due from 2GIG to the Company as of the acquisition date of approximately $15.3 million. The final working capital adjustment will be paid in the second half of 2013 and any changes to the estimates for this amount will be reflected as an adjustment to goodwill when the purchase price calculation is finalized.

2GIG is a designer and supplier of residential security and home automation systems. Developed with the assistance of Nortek's Linear® business, 2GIG's Go!Control™ touch-screen panel is a self-contained, all-in-one home security and automation control panel. 2GIG also provides wireless interactive home security services and a wide range of peripheral hardware devices and system components for home security and automation solutions. The results of 2GIG have been included in the Company's results of operations since the date of acquisition and have been included in the Company's Technology Solutions ("TECH") segment.

The following is a summary of the preliminary estimates of the assets acquired and liabilities assumed (amounts in millions):

Current assets (1)	$60.4
Property and equipment, net	2.6
Goodwill	65.1
Intangible assets	90.1
Other assets	0.1
Accounts payable and accrued expenses	(20.0)
Deferred income taxes	(33.7)
Estimated purchase price	$164.6

(1)
Includes cash of approximately $3.4 million, accounts receivable of approximately $42.6 million, inventories of approximately $14.3 million, and other current assets of approximately $0.1 million. Inventories includes a fair value adjustment to the historical carrying value of approximately $3.1 million, which was fully amortized in the second quarter of 2013.

The excess of the purchase price paid over the fair value of 2GIG's net assets is recorded as goodwill, which is primarily attributable to opportunities for growth and profitability, as well as better positioning the Company in the growing residential security and home automation markets. The goodwill was recorded in the TECH reporting unit and the Company does not believe that any of the goodwill will be deductible for tax purposes.

The Company has made preliminary estimates of the fair value of the assets and liabilities of 2GIG, including inventory, intangible assets, and prepaid and deferred taxes, utilizing information available at the time that the Company's unaudited condensed consolidated financial statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

The Company will complete the following procedures, among others, prior to finalizing the acquisition method of accounting for 2GIG:

•	Make a final determination of the purchase price and the related payable to seller based on the final working capital adjustments.

•	Finalize the appraisals of intangible assets.

•	Finalize the estimated fair value adjustment related to inventories.

•	Finalize the deferred tax analysis for prepaid and deferred income taxes, including determining the deferred tax consequences for any changes in the fair value adjustments discussed above.

The total preliminary fair value of intangible assets was approximately $90.1 million and the Company has determined that all of the intangible assets are subject to amortization and that they will have no residual value at the end of the amortization periods. The following is a summary of the estimated fair values and weighted average useful lives by intangible asset class (amounts in millions, except for weighted average useful lives):

	Fair Value	Weighted Average Useful Lives
Customer relationships	$77.8	10.1
Completed Technology	7.0	7.0
Trademarks	5.3	10.0
	$90.1	9.8

Total intangible asset amortization for the second quarter of 2013 relating to 2GIG was approximately $2.3 million. Based upon current fair value estimates, annual amortization related to these acquired intangible assets is expected to be approximately $9.2 million.

In connection with the acquisition of 2GIG, during the second quarter and first half of 2013, the Company also incurred approximately $1.2 million and $1.7 million, respectively, of fees and expenses, which have been recorded in selling, general and administrative expense, net ("SG&A") in the accompanying unaudited condensed consolidated statement of operations.

The unaudited pro forma net sales, operating earnings, net earnings, basic and diluted earnings per share, and depreciation and amortization expense for the Company as a result of the acquisition of 2GIG for the periods presented were as follows:

	Year Ended	First half of
	Dec. 31, 2012	2013	2012
	(Dollar amounts in millions)
Net sales	$2,247.3	$1,181.8	$1,173.7
Operating earnings	122.4	56.6	75.2
Net earnings	5.0	3.2	14.5
Basic earnings per share	0.33	0.21	0.96
Diluted earnings per share	0.32	0.20	0.94
Depreciation & amortization expense	96.5	46.4	48.8

These amounts were determined assuming that the acquisition of 2GIG had occurred on January 1, 2012 and include preliminary pro forma adjustments to reflect (i) the elimination of intercompany transactions between the Company and 2GIG, (ii) additional depreciation and amortization expense related to the preliminary allocation of the purchase price, which is subject to change as the Company completes its review and appraisal work, (iii) increased interest expense related to the amounts borrowed to fund the acquisition and (iv) other pro forma adjustments that the Company considered appropriate related to the acquisition of 2GIG. The transaction costs of approximately $1.7 million related to the acquisition of 2GIG for the first half of 2013 have been excluded from the unaudited pro forma operating earnings, net earnings, and basic and diluted earnings per share. These preliminary pro forma amounts are not necessarily indicative of the amounts

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

that would have been achieved had the acquisition taken place as of January 1, 2012, nor are they necessarily indicative of the results for future periods. These preliminary pro forma financial statements are subject to change as additional information becomes available.

On February 22, 2013, the Company, through an indirect wholly-owned foreign subsidiary, acquired certain assets and assumed certain liabilities of Gefen Distribution Verwaltungs GmbH ("Gefen Distribution") for total consideration of approximately $2.9 million, consisting of cash payments of approximately $0.9 million, a holdback amount of approximately $0.2 million to be paid 18 months subsequent to the closing of the acquisition, and the settlement of a receivable due from Gefen Distribution to the Company as of the acquisition date of approximately $1.8 million.  In connection with the acquisition of Gefen Distribution, during the second quarter of 2013, the Company also incurred approximately $0.3 million of fees and expenses, which have been recorded in SG&A in the accompanying unaudited condensed consolidated statement of operations. Gefen Distribution is the principal distributor of Gefen products in Europe and the acquisition expands the Company's European distribution of the Company's products. Gefen Distribution is included in the Company's TECH segment. The Company has made preliminary estimates of the purchase price and the fair value of the acquired assets and liabilities utilizing information available at the time that the Company's consolidated financial statements were prepared. These estimates are subject to refinement until all pertinent information has been obtained. Pro forma results related to the acquisition of Gefen Distribution have not been presented, as the effect is not significant to the Company's consolidated operating results.

The incremental impact of the acquisition of 2GIG and Gefen Distribution contributed approximately $41.2 million to net sales and approximately $4.5 million (which includes depreciation and amortization expense of approximately $5.5 million, including approximately $3.1 million relating to the amortization of fair value allocated to inventory) to operating earnings for the second quarter of 2013. The incremental impact of the acquisition of 2GIG and Gefen Distribution contributed approximately $58.6 million to net sales and approximately $6.1 million (which includes depreciation and amortization expense of approximately $5.7 million, including approximately $3.1 million relating to the amortization of fair value allocated to inventory) to operating earnings for the first half of 2013.

(C)	Goodwill

The Company accounts for acquired goodwill in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations" ("ASC 805") and ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”). Under ASC 350, goodwill is not amortized. Instead, it is evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, for example, a significant adverse change in the business climate. The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter. The reporting units evaluated for goodwill impairment have been determined to be the same as the Company's operating segments. Only the RESV, DMS and TECH reporting units have goodwill and, therefore, are the only reporting units that currently are required to be evaluated for goodwill impairment.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

The following table presents a summary of the activity in goodwill by reporting segment for the first half of 2013:

	Dec. 31, 2012	Acquisitions (1)	Jun. 29, 2013
	(Dollar amounts in millions)
Residential Ventilation (“RESV”):
Gross goodwill	$156.8	$—	$156.8
Impairment losses	—	—	—
Net RESV goodwill	156.8	—	156.8
Technology Solutions:
Gross goodwill	19.4	66.5	85.9
Impairment losses	—	—	—
Net TECH goodwill	19.4	66.5	85.9
Display Mount Solutions (“DMS”):
Gross goodwill	131.4	—	131.4
Impairment losses	—	—	—
Net DMS goodwill	131.4	—	131.4
Consolidated goodwill:
Gross goodwill	307.6	66.5	374.1
Impairment losses	—	—	—
Net consolidated goodwill	$307.6	$66.5	$374.1

(1)	Acquisition adjustments recorded during the first half of 2013 for the TECH segment relate to the acquisition of Gefen Distribution and 2GIG. See Note B, “Acquisitions”.

(D)	Cash Flows

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net in the accompanying unaudited condensed consolidated statement of cash flows.

Interest paid was approximately $48.6 million and $45.5 million for the first half of 2013 and 2012, respectively. Income tax payments, net of refunds, for the first half of 2013 and 2012 was approximately $5.7 million and $2.2 million, respectively.

(E)	Notes, Mortgage Notes and Obligations Payable

Senior Secured Asset-Based Revolving Credit Facility (the "ABL Facility")

As of June 29, 2013, the Company had approximately $60.0 million in outstanding borrowings, and approximately $13.1 million in outstanding letters of credit, under the ABL Facility. Based on the May 2013 borrowing base calculations, at June 29, 2013, the Company had excess availability of approximately $226.9 million and approximately $189.4 million of excess availability before triggering the cash deposit requirements under the ABL Facility.

On July 31, 2013, the Company voluntarily repaid $10.0 million of outstanding borrowings under its ABL Facility and, accordingly, has classified such amount as current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet as of June 29, 2013.

Debt Covenant Compliance

The indenture governing the 10% Senior Notes due 2018 (the "10% Notes") contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations, and the sale of assets (all as defined

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

in the indenture and other agreements). As of June 29, 2013, the Company had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $53.1 million.

As of June 29, 2013, the Company was in compliance with all covenants under the indentures that govern the 10% Notes and the 8.5% Senior Notes due 2021 (the "8.5% Notes") and the credit agreements that govern the ABL Facility and the senior secured term loan due 2017 ("Term Loan Facility").

(F)	Exit and Disposal Activities

The Company has initiated various exit and disposal activities including, but not limited to, the matters described below. Employee separation expenses are comprised of severance, outplacement and retention bonus payments. Other costs include expenses associated with asset write-downs, terminating contractual arrangements, costs to prepare facilities for closure, and costs to move equipment and products to other facilities.

Manufacturing Rationalization and Relocation

On March 11, 2013, the Company's Board of Directors approved the following initiatives: (i) construction of two new manufacturing facilities on a campus in Mexico to be shared by the RHC and CES segments, which will provide an integrated manufacturing footprint for both RHC and CES; (ii) consolidation of two North American manufacturing facilities in the RHC segment into the new, shared facility in Mexico; and (iii) transfer of product manufacturing from certain manufacturing facilities in the CES segment to the new, shared campus in Mexico, as well as transferring and expanding parts and sub-assembly operations in Mexico (collectively, the "Manufacturing Rationalization & Relocation").

The Company expects that the range of total cost to complete the Manufacturing Rationalization & Relocation are as follows:

	Low	High
	(Dollar amounts in millions)
Exit & Disposal Activities (1)	$26.0	$29.0
Other Relocation Costs (2)	15.0	17.0
Capital Expenditures	4.0	4.0
	$45.0	$50.0

(1)	Exit and disposal activities are comprised of the following:

	Low	High
	(Dollar amounts in millions)
Machinery and Equipment Relocation & Installation	$10.0	$11.0
Employee-related Costs	11.0	12.0
Other Costs	5.0	6.0
	$26.0	$29.0

(2)	Other relocation costs are comprised of the following:

	Low	High
	(Dollar amounts in millions)
Duplicate Overhead & Inefficiencies	$12.0	$13.0
Higher Inventory Levels	3.0	4.0
	$15.0	$17.0

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

Cash expenditures began in the second quarter of 2013 and are expected to continue through fiscal year 2015. During the second quarter and first half of 2013, the Company recorded approximately $0.3 million (all of which was recorded in the RHC segment) and $6.8 million, respectively, (of which approximately $6.4 million and $0.4 million was recorded in the RHC and CES segment, respectively) of severance and other costs related to the Manufacturing Rationalization & Relocation.

The following table sets forth the changes to the liability for the Manufacturing Rationalization & Relocation during the first half of 2013:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2012	$—	$—	$—
Provision	6.5	0.3	6.8
Payments	—	(0.1)	(0.1)
Other	—	—	—
Balance, June 29, 2013	$6.5	$0.2	$6.7

Warehousing and Distribution Consolidation

On March 11, 2013, in connection with the Company's efforts to optimize supply chain performance, the Company's Board of Directors also approved entry into a five-year agreement with a third party logistics service provider to outsource certain warehousing and distribution activities in the Company's North American operating segments and facilitate the consolidation of North American warehousing distribution centers (the "Warehousing & Distribution Consolidation"). The Company expects the Warehousing & Distribution Consolidation to cost between $8.0 million and $10.0 million to be incurred over a 12 month period commencing in the second half of 2013, of which approximately $6.0 million to $7.5 million will be comprised of exit and disposal activities. This cost is primarily comprised of approximately $4.0 million to $5.0 million of lease cancellation costs, approximately $1.0 million to $1.5 million of employee-related costs, and approximately $1.0 million of other associated costs. The Company expects these initiatives to generate cost savings as a result of moving to shared distribution centers and leveraging its scale by optimizing shipments and consolidating facilities.

TECH Segment Combination

The Company has combined, or is in the process of combining, the operations of certain subsidiaries within the TECH segment in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth (the "TECH Segment Combination").  The total expected costs related to one time termination benefits and other costs associated with the TECH Segment Combination are estimated to be approximately $11.5 million to $12.5 million. In connection with the TECH Segment Combination, the Company has incurred cumulative costs of approximately $10.7 million, consisting of one time termination benefits of approximately $2.4 million, approximately $3.5 million in costs to reduce inventory values for certain products to their expected net realizable amount, and facility exit and other costs of approximately $4.8 million.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

The following table sets forth the changes to the liability for the TECH Segment Combination during the first half of 2013:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2012	$0.4	$2.5	$2.9
Provision	1.0	3.6	4.6
Payments	(1.0)	(4.9)	(5.9)
Other	—	—	—
Balance, June 29, 2013	$0.4	$1.2	$1.6

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

The following table sets forth the changes to the liability for the Best Restructuring during the first half of 2013:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2012	$9.1	$—	$9.1
Provision	—	—	—
Payments	(2.9)	—	(2.9)
Other	(0.1)	—	(0.1)
Balance, June 29, 2013	$6.1	$—	$6.1

Summary of Exit and Disposal Activities

The following table outlines amounts recorded within the unaudited condensed consolidated statement of operations associated with the Company's exit and disposal activities for the second quarter of 2013 and 2012:

	For the second quarter of 2013			For the second quarter of 2012
	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation	$—	$0.3	$0.3	$—	$—	$—
TECH Segment Combination	2.7	1.1	3.8	0.3	2.2	2.5
Best Restructuring	—	—	—	—	—	—
Other	—	—	—	—	0.7	0.7
Total	$2.7	$1.4	$4.1	$0.3	$2.9	$3.2

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

The following table outlines amounts recorded within the unaudited condensed consolidated statement of operations associated with the Company's exit and disposal activities for the first half of 2013 and 2012:

	For the first half of 2013			For the first half of 2012
	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation	$—	$6.8	$6.8	$—	$—	$—
TECH Segment Combination	3.5	1.1	4.6	0.3	2.2	2.5
Best Restructuring	—	—	—	—	0.1	0.1
Other	—	—	—	—	0.7	0.7
Total	$3.5	$7.9	$11.4	$0.3	$3.0	$3.3

(G)	Operational Improvement Initiatives

In 2012, the Company began operational improvement initiatives which it expects will result in significant improvements in efficiencies and reductions in operating costs and expenses, both in manufacturing processes and in administrative functions, which will better align the Company with the markets it serves and will improve its overall competitiveness. In addition to efficiencies and cost reductions, the Company expects that these initiatives will allow it to focus greater effort and resources on product development, marketing and sales, and customer service. The Company considers these initiatives to be important to its ability to maintain and improve its position in many of its markets and to allow it to expand in certain other markets. These initiatives address a wide variety of key areas of operations, including, for example, (i) optimizing the number and location of manufacturing, warehousing and distribution facilities, (ii) optimizing the Company's procurement sources and processes, (iii) determining the potential for leveraging administrative resources across various operating groups, (iv) combining and/or relocating individual operations to leverage common management, (v) implementing global information systems to facilitate communication and resource sharing in areas such as finance and human resources and (vi) introducing new products and expanding the Company's presence in certain markets. See Note F, "Exit and Disposal Activities", for further description surrounding the costs associated with certain of these activities.

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

During the second quarter and first half of 2013, the Company recorded approximately $4.3 million and $8.6 million, respectively, of operational improvement initiative costs in SG&A. There were $0.1 million of costs associated with these activities during the second quarter and first half of 2012.

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

Indemnifications

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries, including certain pension and environmental liabilities.  The Company has recorded liabilities in relation to these indemnifications of approximately $5.1 million and $5.3 million at June 29, 2013 and December 31, 2012, respectively, of which approximately $2.3 million are recorded in accrued expenses and approximately $2.8 million and $3.0 million, respectively, are recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

sheets.  At June 29, 2013 and December 31, 2012, the undiscounted future payments related to these indemnifications were estimated to be approximately $5.4 million and $5.7 million, respectively.

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

Changes in the Company’s combined short-term and long-term warranty liabilities during the second quarter and first half of 2013 and 2012 are as follows:

	For the second quarter of		First half of
	2013	2012	2013	2012
	(Dollar amounts in millions)
Balance, beginning of period	$54.8	$54.5	$54.7	$56.3
Warranties provided during period	9.7	8.3	14.5	12.7
Settlements made during period	(7.0)	(7.1)	(12.0)	(14.3)
Other changes in liability estimate, including expirations and acquisitions	0.5	0.3	0.8	1.3
Balance, end of period	$58.0	$56.0	$58.0	$56.0

Other Commitments and Contingencies

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

(I)	Income Taxes

The provision for income taxes for the second quarter of 2013 and 2012 was approximately $4.2 million and $11.3 million, respectively. The benefit from income taxes for the first half of 2013 was approximately $0.7 million as compared to a provision for income taxes of approximately $12.9 million for the first half of 2012. The effective income tax rate of a benefit of approximately 16.3% for the first half of 2013 differs from the United States federal statutory rate of a benefit of 35% principally as a result of losses in certain jurisdictions that cannot be benefited and the settlement of an uncertain tax position during the first quarter of 2013. Compared to the United States federal statutory rate of 35%, the effective income tax rate of approximately 42.7% for the first half of 2012 reflects an increase due to losses in jurisdictions that cannot be benefited, an increase in expense related to state taxes and nondeductible expenses.

The increase in valuation allowance relates to losses of certain foreign subsidiaries and losses in certain domestic jurisdictions. The Company has determined, based on the history of losses at these subsidiaries, a valuation allowance is required for these loss carry-forwards since it is more likely than not that these loss carry-forwards will not be realized.

As of January 1, 2013, the Company had a liability of approximately $26.4 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  As a result of additional provisions during the first half of 2013 and reversals related to an audit settlement, the liability for uncertain tax positions at June 29, 2013 was approximately $24.5 million. The liability for uncertain tax positions is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet. The corresponding amount of gross uncertain tax benefits was approximately $33.0 million and $34.5 million at June 29, 2013 and December 31, 2012, respectively.

As of June 29, 2013 and December 31, 2012, the amount of uncertain tax positions that will impact the Company's effective tax rate is approximately $13.8 million and $14.6 million, respectively. The difference between the total amount of uncertain tax positions and the amount that will impact the effective tax rate represents the federal tax effect of state tax items, items that offset temporary differences, and items that will result in the reduction of other tax assets.

As of June 29, 2013, the Company had approximately $4.2 million in unrecognized benefits relating to various state and foreign tax issues, for which the statute of limitations is expected to expire in 2013. During the first quarter of 2013, the Company reached a settlement related to certain state income tax matters.  As a result, the Company settled total uncertain tax positions of approximately $2.3 million and related interest of approximately $0.8 million for approximately $0.7 million.  The settlement resulted in a tax benefit in the first quarter of 2013 of approximately $1.6 million, net of related federal tax effect.

As of June 29, 2013 and December 31, 2012, the total amount of accrued interest related to uncertain tax positions was approximately $2.6 million and $2.8 million, respectively.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

Unaudited net sales, operating earnings and earnings (loss) before provision (benefit) for income taxes for the Company’s reporting segments for the second quarter and first half of 2013 and 2012 were as follows:

	Second quarter of		First half of
	2013	2012	2013	2012
	(Dollar amounts in millions)
Net sales:
RESV	$150.2	$149.0	$294.7	$300.8
TECH	154.2	104.4	264.6	199.7
DMS	69.0	74.4	130.0	139.9
RHC	137.3	131.5	224.7	207.1
CES	120.0	156.4	235.8	291.0
Consolidated net sales	$630.7	$615.7	$1,149.8	$1,138.5

Operating earnings (loss):
RESV	$19.3	$20.4	$30.7	$36.2
TECH	3.0	1.1	5.8	2.3
DMS	10.9	9.1	16.8	14.1
RHC	14.9	10.6	9.8	8.3
CES (1)	8.5	22.9	15.5	35.7
Subtotal	56.6	64.1	78.6	96.6
Unallocated, net (2)	(16.2)	(10.4)	(33.6)	(18.0)
Consolidated operating earnings	40.4	53.7	45.0	78.6
Interest expense	(24.8)	(24.0)	(49.4)	(48.5)
Investment income	0.1	0.1	0.1	0.1
Earnings (loss) before provision (benefit) for income taxes	$15.7	$29.8	$(4.3)	$30.2

(1)	For the second quarter and first half of 2013, includes approximately $2.7 million and $3.2 million, respectively, related to certain warranty matters.

(2)
For the second quarter and first half of 2013, includes approximately $4.1 million and $8.4 million, respectively, related to outside consulting fees and other costs relating to a program of operational improvement initiatives (see Note G, "Operational Improvement Initiatives") and for the first half of 2013, includes approximately $1.7 million in one-time compensation charges.

See Note F, “Exit & Disposal Activities”, Note G, “Operational Improvement Initiatives”, and Note H, "Commitments & Contingencies", with respect to certain other items affecting segment earnings (loss).

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

(K)	Equity Activity

Restricted Stock

During the first half of 2013, 58,167 shares of restricted stock vested, of which 20,154 shares of common stock were delivered to the Company as payment in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Stock Options

During the first half of 2013, 37,741 stock options were exercised for common stock, of which 14,014 shares of common stock were delivered to the Company as payment in lieu of cash for stock options exercised and related minimum tax withholdings.

Warrants

During the first half of 2013, 46,837 of warrants were exercised for common stock, of which 33,956 shares of common stock were delivered to the Company as payment in lieu of cash for warrants exercised and related minimum tax withholdings.

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

The balances of each component, net of tax attributes, within accumulated other comprehensive loss for the second quarter and first half of 2013 are as follows:

	Second quarter of 2013			First half of 2013
	Foreign Currency Translation	Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss	Foreign Currency Translation	Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(Dollar amounts in millions)			(Dollar amounts in millions)
Balance, beginning of period	$(1.4)	$(23.9)	$(25.3)	$2.1	$(24.4)	$(22.3)

Other comprehensive (loss) income before reclassifications	(1.8)	(0.1)	(1.9)	(5.3)	0.2	(5.1)
Amounts reclassified from AOCI to SG&A (1)	—	0.3	0.3	—	0.5	0.5
Net current-period other comprehensive (loss) income	(1.8)	0.2	(1.6)	(5.3)	0.7	(4.6)

Balance, end of period	$(3.2)	$(23.7)	$(26.9)	$(3.2)	$(23.7)	$(26.9)

(1)	For additional information, see Note M, "Pension, Profit Sharing and & Other Post-Retirement Benefits".

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

(L)	Earnings (Loss) per Share

Basic earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliations between basic and diluted loss per share for the second quarter and first half of 2013 and 2012 are as follows:

	Second quarter of		First half of
	2013	2012	2013	2012
	(Dollar amounts in millions, except per share data)

Net earnings (loss)	$11.5	$18.5	$(3.6)	$17.3

Weighted average common shares outstanding	15,364,679	15,133,699	15,348,228	15,131,986
Dilutive effect of common share equivalents	485,188	388,942	—	316,397
Dilutive shares outstanding	15,849,867	15,522,641	15,348,228	15,448,383

Basic earnings (loss) per share	$0.75	$1.22	$(0.23)	$1.14

Diluted earnings (loss) per share	$0.73	$1.19	$(0.23)	$1.12

The effect of certain potential common share equivalents, as outlined below, were excluded from the computation of diluted shares outstanding for the second quarter and first half of 2013 and 2012 as their inclusion would have been anti-dilutive. Restricted stock awards which vest based upon achievement of performance targets were excluded from the diluted shares outstanding as the performance targets had not been met as of the end of the first half of 2013 and 2012.

A summary of the weighted average anti-dilutive shares excluded from the second quarter and first half of 2013 and 2012 is as follows:

	Second quarter of		First half of
	2013	2012	2013	2012
Warrants	—	789,474	657,902	789,474
Restricted stock	357,073	246,313	517,195	261,472
Stock options	121,000	54,703	686,564	63,250
Total	478,073	1,090,490	1,861,661	1,114,196

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

(M)	Pension, Profit Sharing & Other Post-Retirement Benefits

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing, and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension, profit sharing and other post-retirement health benefit expense charged to operations aggregated approximately $2.1 million and $2.4 million for the second quarter of 2013 and 2012, respectively, and aggregated approximately $4.3 million and $4.1 million for the first half of 2013 and 2012, respectively.

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At June 29, 2013, the Company estimated that approximately $4.3 million would be contributed to the Company's defined benefit pension plans in 2013, of which approximately $1.6 million was contributed through the first half of 2013.

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the second quarter and first half of 2013 and 2012 consists of the following components:

	Second quarter of		First half of
	2013	2012	2013	2012
	(Dollar amounts in millions)
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	1.7	1.8	3.4	3.7
Expected return on plan assets	(1.7)	(1.7)	(3.4)	(3.5)
Net amortization of actuarial loss	0.3	0.2	0.5	0.4
Net periodic benefit cost	$0.4	$0.4	$0.7	$0.8

There were no periodic benefit costs for the Company's post-retirement health benefit plan for either the second quarter or first half of 2013 or 2012.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

Measured on a Recurring Basis

Restricted Investments and Marketable Securities (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at June 29, 2013 or December 31, 2012.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the unaudited condensed consolidated balance sheets at June 29, 2013 and December 31, 2012 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value (Level 1) because of their short-term nature.

Long-Term Debt -- At June 29, 2013, the fair value of the Company's long-term indebtedness was approximately $69.6 million higher than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before net unamortized premium of approximately $4.9 million. At December 31, 2012, the fair value of the Company’s long-term indebtedness was approximately $109.0 million higher than the amount on the Company's consolidated balance sheet, before net unamortized premium of approximately $5.3 million.  The Company determined the fair market value of its 10% Notes and 8.5% Notes using available market quotes (Level 1). For the Company's remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and the Term Loan Facility), the Company assumed that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and the Company's estimated credit risk.

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

Consolidating balance sheets related to Nortek, the Guarantors and non-Guarantor subsidiaries as of June 29, 2013 and December 31, 2012 and the related consolidating statements of operations, comprehensive income, and cash flows for the second quarter and first half of 2013 and 2012 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

Condensed Consolidating Balance Sheet as of June 29, 2013

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$12.0	$10.2	$26.6	$—	$48.8
Restricted cash	0.1	—	0.1	—	0.2
Accounts receivable, less allowances	—	281.9	57.7	—	339.6
Intercompany receivables	1.1	—	53.0	(54.1)	—
Inventories, net	—	222.8	79.4	(8.5)	293.7
Prepaid expenses	4.9	11.1	5.2	—	21.2
Other current assets	—	6.0	10.2	—	16.2
Prepaid income taxes	16.8	14.6	—	(1.6)	29.8
Total current assets	34.9	546.6	232.2	(64.2)	749.5

Property and Equipment, at Cost:
Total property and equipment, net	5.9	129.1	66.8	—	201.8

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,246.7	354.8	—	(1,601.5)	—
Goodwill	—	357.8	16.3	—	374.1
Intangible assets, less accumulated amortization	—	658.5	33.1	(10.8)	680.8
Deferred tax asset	10.4	—	—	(10.4)	—
Other assets	21.4	16.4	0.8	—	38.6
Total other long-term assets	1,278.5	1,387.5	50.2	(1,622.7)	1,093.5
Total Assets	$1,319.3	$2,063.2	$349.2	$(1,686.9)	$2,044.8

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Short term bank obligations	$—	$—	$0.7	$—	$0.7
Current maturities of long-term debt	10.3	2.3	—	—	12.6
Accounts payable	3.7	121.0	103.3	—	228.0
Accrued expenses and taxes, net	36.2	145.2	42.3	—	223.7
Current deferred taxes	—	—	1.6	(1.6)	—
Intercompany payables	—	54.1	—	(54.1)	—
Total current liabilities	50.2	322.6	147.9	(55.7)	465.0

Other Liabilities:
Deferred income taxes	—	168.5	8.8	(13.7)	163.6
Other long-term liabilities	43.4	110.3	24.9	—	178.6
Long-term intercompany payables	—	—	44.6	(44.6)	—
	43.4	278.8	78.3	(58.3)	342.2

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,134.0	11.8	0.1	—	1,145.9

Stockholders' investment (deficit)	91.7	1,450.0	122.9	(1,572.9)	91.7
Total Liabilities and Stockholders' Investment (Deficit)	$1,319.3	$2,063.2	$349.2	$(1,686.9)	$2,044.8

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the second quarter ended June 29, 2013

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$544.8	$192.9	$(107.0)	$630.7
Cost of products sold	—	384.3	162.2	(104.9)	441.6
Gross profit	—	160.5	30.7	(2.1)	189.1
Selling, general and administrative expense, net	16.1	95.7	23.3	—	135.1
Amortization of intangible assets	—	13.1	0.7	(0.2)	13.6
Operating (loss) earnings	(16.1)	51.7	6.7	(1.9)	40.4
Interest expense	(24.2)	(0.6)	—	—	(24.8)
Investment income	—	—	0.1	—	0.1
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(40.3)	51.1	6.8	(1.9)	15.7
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	56.0	(18.7)	0.3	(37.6)	—
Earnings (loss) before provision (benefit) for income taxes	15.7	32.4	7.1	(39.5)	15.7
Provision (benefit) for income taxes	4.2	8.1	3.1	(11.2)	4.2
Net earnings (loss)	$11.5	$24.3	$4.0	$(28.3)	$11.5

Comprehensive income (loss)	$9.9	$24.3	$2.1	$(26.4)	$9.9

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the first half ended June 29, 2013

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$978.7	$364.9	$(193.8)	$1,149.8
Cost of products sold	—	702.2	308.6	(191.6)	819.2
Gross profit	—	276.5	56.3	(2.2)	330.6
Selling, general and administrative expense, net	33.0	181.4	46.3	—	260.7
Amortization of intangible assets	—	23.9	1.4	(0.4)	24.9
Operating (loss) earnings	(33.0)	71.2	8.6	(1.8)	45.0
Interest expense	(48.0)	(1.3)	(0.1)	—	(49.4)
Investment income	—	—	0.1	—	0.1
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(81.0)	69.9	8.6	(1.8)	(4.3)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	76.7	(34.9)	0.5	(42.3)	—
(Loss) earnings before (benefit) provision for income taxes	(4.3)	35.0	9.1	(44.1)	(4.3)
(Benefit) provision for income taxes	(0.7)	8.2	4.0	(12.2)	(0.7)
Net (loss) earnings	$(3.6)	$26.8	$5.1	$(31.9)	$(3.6)

Comprehensive (loss) income	$(8.2)	$26.9	$—	$(26.9)	$(8.2)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the first half ended June 30, 2012

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

Condensed Consolidating Cash Flow Statement
For the first half ended June 29, 2013

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(79.8)	$97.7	$(4.1)	$13.8
Cash Flows from investing activities:
Capital expenditures	(3.2)	(12.4)	(5.4)	(21.0)
Net cash paid for businesses acquired	(143.9)	—	(0.9)	(144.8)
Proceeds from the sale of property and equipment	—	—	0.1	0.1
Change in restricted cash and marketable securities	—	0.2	—	0.2
Other, net	—	(1.2)	0.1	(1.1)
Net cash used in investing activities	(147.1)	(13.4)	(6.1)	(166.6)

Cash Flows from financing activities:
Proceeds from borrowings	125.0	—	1.6	126.6
Payment of borrowings	(65.3)	(1.3)	(1.5)	(68.1)
Net use from equity transactions	(1.6)	—	—	(1.6)
Long-term intercompany advances and loans	85.9	(85.9)	—	—
Other, net	—	—	—	—
Net cash provided by (used in) financing activities	144.0	(87.2)	0.1	56.9
Net change in unrestricted cash and cash equivalents	(82.9)	(2.9)	(10.1)	(95.9)
Unrestricted cash and cash equivalents at the beginning of the period	94.9	13.1	36.7	144.7
Unrestricted cash and cash equivalents at the end of the period	$12.0	$10.2	$26.6	$48.8

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 29, 2013 AND JUNE 30, 2012

Condensed Consolidating Cash Flow Statement
For the first half ended June 30, 2012

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(70.8)	$109.7	$8.8	$47.7
Cash Flows from investing activities:
Capital expenditures	(0.2)	(7.3)	(2.4)	(9.9)
Net cash paid for businesses acquired	(2.6)	—	—	(2.6)
Proceeds from the sale of property and equipment	—	2.3	—	2.3
Change in restricted cash and marketable securities	—	0.1	—	0.1
Other, net	0.1	—	—	0.1
Net cash used in investing activities	(2.7)	(4.9)	(2.4)	(10.0)

Cash Flows from financing activities:
Proceeds from borrowings	30.0	—	2.4	32.4
Payment of borrowings	(56.8)	(1.1)	(9.0)	(66.9)
Fees paid in connection with debt facilities	(1.0)	—	—	(1.0)
Net proceeds from equity transactions	0.2	—	—	0.2
Long-term intercompany advances and loans	95.6	(100.6)	5.0	—
Other, net	(0.1)	—	—	(0.1)
Net cash provided by (used in) financing activities	67.9	(101.7)	(1.6)	(35.4)
Net change in unrestricted cash and cash equivalents	(5.6)	3.1	4.8	2.3
Unrestricted cash and cash equivalents at the beginning of the period	17.8	9.3	31.1	58.2
Unrestricted cash and cash equivalents at the end of the period	$12.2	$12.4	$35.9	$60.5

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” about Nortek, Inc. ("Nortek") and its subsidiaries (the "Company"). When used in this discussion and throughout this document, words such as “intend,” “plan,” “estimate,” “believe,” "will," "could," "may," "seek,", “anticipate” and “expect” or other similar expressions are intended to identify forward-looking statements, which are provided "safe harbor" protection under the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include: the availability and cost of certain raw materials (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood and aluminum) and purchased components; freight costs; global economic conditions and the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets; interest rates; employment levels; inflation; foreign currency fluctuations; foreign economic and political conditions; consumer spending levels; exposure to foreign economies; the rate of sales growth; prices; competition; maintaining good relationship with customers and suppliers; weather fluctuations; acquisition and integration risks; the success of our operational improvement initiatives; labor disruptions; increased costs associated with regulatory compliance; changes in tax law; our ability to service our indebtedness; and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise (except as required by applicable securities laws). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. The following discussion should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2012 ("2012 Form 10-K"), including without limitation statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the risk factors described in the 2012 Form 10-K, and any further disclosures the Company makes on related subjects in its 8-K or other reports filed with the Securities and Exchange Commission (the “SEC”).

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

Basis of Presentation

We operate on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended June 29, 2013 (“second quarter of 2013”) and June 30, 2012 (“second quarter of 2012”) each include 91 days. The first six months ended June 29, 2013 ("first half of 2013") and June 30, 2012 ("first half of 2012") include 180 days and 182 days, respectively.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").  Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and annual reporting requirements.  These judgments and estimates are based on our historical experience, current trends, and information available from other sources, as appropriate.  If different conditions result than those assumptions used in our judgments, the results could be materially different from our estimates.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

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

Changes in key industry activity affecting our businesses in North America for the second quarter and first half of 2013, the fourth quarter of 2012 and the full year of 2012 as compared to the prior comparable periods were as follows:

		% Increase (Decrease)
	Source of Data	2nd Quarter 2013	1st Half 2013	4th Quarter 2012	Full Year 2012
Private residential construction spending	1	23%	25%	12%	9%
Total U.S. housing starts	1	17%	24%	36%	28%
Total Canadian housing starts	2	(17)%	(17)%	1%	11%
New home sales	1	31%	28%	18%	21%
Existing home sales	3	12%	11%	13%	9%
Residential improvement spending	1	5%	9%	(13)%	(7)%
Central air conditioning and heat pump shipments	4	10%	10%	20%	2%
Gas furnace shipments	4	22%	23%	6%	1%
Private non-residential construction spending	1	—%	1%	19%	16%
Manufactured housing shipments	5	11%	5%	(10)%	6%
Residential fixed investment spending	6	n/a	n/a	15%	12%

Source of data, based upon most recently available data:

(1)	U.S. Census Bureau

(2)	Canada Mortgage and Housing Corporation

(3)	National Association of Realtors

(4)	Air Conditioning, Heating and Refrigeration Institute

(5)	Institute for Building Technology and Safety

(6)	U.S. Bureau of Economic Analysis

(n/a)	Not available

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

Outlook

For the remainder of 2013, we expect activity in the residential construction markets to continue to be up from the levels we experienced in 2012. During the first half of 2013, U.S. housing starts, as well as new and existing home sales, were up as compared to the first half of 2012. Residential construction spending also was up, driven primarily by strength in new construction. We believe, however, that it is premature to conclude that a sustainable housing recovery is under way as the United States and certain other countries still face certain challenges such as high unemployment and stricter mortgage lending practices.

We continue to see softness in the non-residential construction markets and expect activity to be relatively flat in 2013.

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

Acquisitions

We account for acquisitions under the acquisition method of accounting and accordingly, the results of these acquisitions are included in our consolidated results from the date of their acquisition. We have made the following acquisitions since January 1, 2012:

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

Results of Operations
Our consolidated operating results for the second quarter of 2013 and 2012 were as follows:

	Second quarter of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$630.7	100.0%	$615.7	100.0%	$15.0	N/A %

COGS:
Material costs	306.6	48.6	290.6	47.2	16.0	1.4
Labor costs	31.6	5.0	34.8	5.7	(3.2)	(0.7)
Overhead costs	103.4	16.4	106.5	17.3	(3.1)	(0.9)
Total COGS	441.6	70.0	431.9	70.2	9.7	(0.2)
Gross profit	189.1	30.0	183.8	29.8	5.3	0.2
SG&A	135.1	21.4	119.1	19.3	16.0	2.1
Amortization of intangible assets	13.6	2.2	11.0	1.8	2.6	0.4
Operating earnings	40.4	6.4	53.7	8.7	(13.3)	(2.3)
Interest expense	(24.8)	(3.9)	(24.0)	(3.9)	(0.8)	—
Investment income	0.1	—	0.1	—	—	—
Earnings before provision for income taxes	15.7	2.5	29.8	4.8	(14.1)	(2.3)
Provision for income taxes	4.2	0.7	11.3	1.8	(7.1)	(1.1)
Net earnings	$11.5	1.8%	$18.5	3.0%	$(7.0)	(1.2)%

Depreciation and amortization	$26.3	4.2%	$20.7	3.4%	$5.6	0.8%

Net sales and operating earnings by segment for the second quarter of 2013 and 2012 were as follows:

	Net Sales				Operating Earnings (Loss)
	Second quarter of		Change		Second quarter of		Change
	2013	2012	$	%	2013	2012	$	%
	(Dollar amounts in millions)

RESV	$150.2	$149.0	$1.2	0.8%	$19.3	$20.4	$(1.1)	(5.4)%
TECH	154.2	104.4	49.8	47.7	3.0	1.1	1.9	*
DMS	69.0	74.4	(5.4)	(7.3)	10.9	9.1	1.8	19.8
RHC	137.3	131.5	5.8	4.4	14.9	10.6	4.3	40.6
CES	120.0	156.4	(36.4)	(23.3)	8.5	22.9	(14.4)	(62.9)
	$630.7	$615.7	$15.0	2.4%	56.6	64.1	(7.5)	(11.7)
Unallocated					(16.2)	(10.4)	(5.8)	55.8
					$40.4	$53.7	$(13.3)	(24.8)%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

Our consolidated operating results for the first half of 2013 and 2012 were as follows:

	First half of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$1,149.8	100.0%	$1,138.5	100.0%	$11.3	N/A %

COGS:
Material costs	551.1	47.9	533.4	46.9	17.7	1.0
Labor costs	61.1	5.3	67.6	5.9	(6.5)	(0.6)
Overhead costs	207.0	18.0	207.7	18.2	(0.7)	(0.2)
Total COGS	819.2	71.2	808.7	71.0	10.5	0.2
Gross profit	330.6	28.8	329.8	29.0	0.8	(0.2)
SG&A	260.7	22.7	229.2	20.1	31.5	2.6
Amortization of intangible assets	24.9	2.2	22.0	2.0	2.9	0.2
Operating earnings	45.0	3.9	78.6	6.9	(33.6)	(3.0)
Interest expense	(49.4)	(4.3)	(48.5)	(4.3)	(0.9)	—
Investment income	0.1	—	0.1	—	—	—
(Loss) earnings before (benefit) provision for income taxes	(4.3)	(0.4)	30.2	2.6	(34.5)	(3.0)
(Benefit) provision for income taxes	(0.7)	(0.1)	12.9	1.1	(13.6)	(1.2)
Net (loss) earnings	$(3.6)	(0.3)%	$17.3	1.5%	$(20.9)	(1.8)%

Depreciation and amortization	$46.8	4.1%	$41.0	3.6%	$5.8	0.5%

Net sales and operating earnings by segment for the first half of 2013 and 2012 were as follows:

	Net Sales				Operating Earnings (Loss)
	First half of		Change		First half of		Change
	2013	2012	$	%	2013	2012	$	%
	(Dollar amounts in millions)

RESV	$294.7	$300.8	$(6.1)	(2.0)%	$30.7	$36.2	$(5.5)	(15.2)%
TECH	264.6	199.7	64.9	32.5	5.8	2.3	3.5	*
DMS	130.0	139.9	(9.9)	(7.1)	16.8	14.1	2.7	19.1
RHC	224.7	207.1	17.6	8.5	9.8	8.3	1.5	18.1
CES	235.8	291.0	(55.2)	(19.0)	15.5	35.7	(20.2)	(56.6)
	$1,149.8	$1,138.5	$11.3	1.0%	78.6	96.6	(18.0)	(18.6)
Unallocated					(33.6)	(18.0)	(15.6)	86.7
					$45.0	$78.6	$(33.6)	(42.7)%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

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

We report our financial results in accordance with U.S. GAAP. However, we believe that certain non-GAAP performance measures used in managing the business may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods. Non-GAAP performance measures should be viewed in addition to, and not as an alternative for, our reported results. We provide net sales and COGS sold excluding the impact of foreign currency and acquisitions as a supplement to net sales and cost of products sold as determined by U.S. GAAP in order to provide readers with a clearer basis to assess our results over time. This measure is considered a non-GAAP financial measure and is calculated by translating the current period net sales and cost of products sold in functional currency to U.S. dollars using the prior year's exchange rate.

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

The operating results for the RESV segment for the second quarter of 2013 and 2012 were as follows:

	Second quarter of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$150.2	100.0%	$149.0	100.0%	$1.2	N/A %

COGS:
Material costs	62.6	41.7	62.0	41.6	0.6	0.1
Labor costs	7.8	5.2	8.5	5.7	(0.7)	(0.5)
Overhead costs	30.0	20.0	28.1	18.9	1.9	1.1
Total COGS	100.4	66.9	98.6	66.2	1.8	0.7
Gross Profit	49.8	33.1	50.4	33.8	(0.6)	(0.7)
SG&A	26.7	17.8	26.2	17.6	0.5	0.2
Amortization of intangible assets	3.8	2.5	3.8	2.5	—	—
Operating earnings	$19.3	12.8%	$20.4	13.7%	$(1.1)	(0.9)%

Depreciation and amortization	$6.3	4.2%	$7.6	5.1%	$(1.3)	(0.9)%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

The operating results for the RESV segment for the first half of 2013 and 2012 were as follows:

	First half of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$294.7	100.0%	$300.8	100.0%	$(6.1)	N/A %

COGS:
Material costs	123.2	41.8	126.2	42.0	(3.0)	(0.2)
Labor costs	15.6	5.3	17.6	5.8	(2.0)	(0.5)
Overhead costs	64.6	21.9	63.3	21.1	1.3	0.8
Total COGS	203.4	69.0	207.1	68.9	(3.7)	0.1
Gross Profit	91.3	31.0	93.7	31.1	(2.4)	(0.1)
SG&A	53.0	18.0	49.9	16.6	3.1	1.4
Amortization of intangible assets	7.6	2.6	7.6	2.5	—	0.1
Operating earnings	$30.7	10.4%	$36.2	12.0%	$(5.5)	(1.6)%

Depreciation and amortization	$12.9	4.4%	$14.4	4.8%	$(1.5)	(0.4)%

Net sales in the RESV segment for the second quarter of 2013 reflect an increase of approximately $1.2 million and for the first half of 2013 reflect a decrease of approximately $6.1 million from the comparable periods of 2012. Net sales for the second quarter and first half of 2013 include a decrease related to the effects of foreign exchange rates of approximately $0.5 million and $0.7 million, respectively. Excluding the effect of changes in foreign currency exchange rates, net sales in the RESV segment for the second quarter of 2013 increased approximately $1.7 million and for the first half of 2013 decreased approximately $5.4 million as compared to the same periods of 2012.

The increase in net sales for the second quarter of 2013 as compared to 2012 is primarily attributable to volume/mix increases. North American sales in the second quarter of 2013 increased approximately $3.2 million, while sales in the segment's European range hood business declined approximately $2.2 million. Excluding the effect of changes in foreign currency exchange rates, North American sales in the second quarter of 2013 increased approximately $3.9 million, while sales in the segment's European range hood business declined approximately $2.4 million. The increase in North American sales for the second quarter of 2013 is attributable to increases in U.S. sales of approximately $6.1 million, partially offset by a decrease in Canadian sales of approximately $2.2 million. The increase in U.S. sales is primarily attributable to increases in the wholesale and appliance distribution channels of approximately $4.3 million and $1.6 million, respectively, partially offset by a decrease in the retail distribution channel of approximately $0.7 million due in part to increased competition, including from house brands of a large retail customer. The decrease in Canadian sales is primarily attributable to softness in the retail distribution channel and a decline in Canadian housing starts. The decline in sales in the European range hood business is primarily attributable to the discontinuation of low margin business and the continued economic downturn in that region.

The decrease in net sales for the first half of 2013 as compared to 2012 is primarily attributable to volume/mix decreases, partially offset by improved pricing. Net sales for the segment's European range hood business declined approximately $7.9 million during the first half of 2013, while North American sales in the first half of 2013 increased approximately $1.3 million. Excluding the effect of changes in foreign currency exchange rates, net sales for the segment's European range hood business declined approximately $8.0 million during the first half of 2013, while North American sales in the first half of 2013 increased approximately $2.1 million. As noted previously, the decline in sales in the European range hood business is primarily attributable to the discontinuation of low margin business and the continued economic downturn in that region. The increase in North American sales for the first half of 2013 is attributable to increases in U.S. sales of approximately $5.8 million, partially offset by a decrease in Canadian sales of approximately $3.7 million. The increase in U.S. sales is primarily attributable to increases in the wholesale and appliance distribution channels of approximately $7.6 million and $2.8 million, respectively, partially offset by a decrease in

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

the retail distribution channel of approximately $5.7 million due in part to increased competition, including from house brands of a large retail customer. The decrease in Canadian sales is primarily attributable to softness in the retail distribution channel and a decline in Canadian housing starts.

The slight increase in the percentage of COGS to net sales in the second quarter and first half of 2013 primarily reflects an increase in product liability expense of approximately $2.8 million as compared to 2012 principally as a result of favorable claims settlement experienced during the first half of 2012.

The increase in SG&A as a percentage of net sales for the first half of 2013 is primarily attributable to an increase in net foreign exchange losses of approximately $0.7 million related to transactions, including intercompany debt not indefinitely invested in the Company's subsidiaries, increases in share-based compensation and product development costs, and a gain in the first half of 2012 related to a legal settlement of approximately $0.7 million with no comparable gain in the first half of 2013.

TECH Segment

The TECH segment manufactures and distributes a broad array of products designed to provide convenience and security for residential and certain commercial applications. The principal product categories sold in this segment include audio/video distribution and control equipment, and security and access control products.

The operating results for the TECH segment for the second quarter of 2013 and 2012 were as follows:

	Second quarter of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$154.2	100.0%	$104.4	100.0%	$49.8	N/A %

COGS:
Material costs	85.3	55.3	52.9	50.7	32.4	4.6
Labor costs	1.7	1.1	1.0	0.9	0.7	0.2
Overhead costs	15.5	10.1	15.3	14.6	0.2	(4.5)
Total COGS	102.5	66.5	69.2	66.2	33.3	0.3
Gross Profit	51.7	33.5	35.2	33.8	16.5	(0.3)
SG&A	43.9	28.5	31.5	30.2	12.4	(1.7)
Amortization of intangible assets	4.8	3.1	2.6	2.5	2.2	0.6
Operating earnings	$3.0	1.9%	$1.1	1.1%	$1.9	0.8%

Depreciation and amortization	$9.3	6.0%	$3.7	3.5%	$5.6	2.5%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

The operating results for the TECH segment for the first half of 2013 and 2012 were as follows:

	First half of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$264.6	100.0%	$199.7	100.0%	$64.9	N/A %

COGS:
Material costs	144.7	54.7	98.7	49.4	46.0	5.3
Labor costs	3.4	1.3	2.0	1.0	1.4	0.3
Overhead costs	26.8	10.1	27.5	13.8	(0.7)	(3.7)
Total COGS	174.9	66.1	128.2	64.2	46.7	1.9
Gross Profit	89.7	33.9	71.5	35.8	18.2	(1.9)
SG&A	76.5	28.9	64.1	32.1	12.4	(3.2)
Amortization of intangible assets	7.4	2.8	5.1	2.5	2.3	0.3
Operating earnings	$5.8	2.2%	$2.3	1.2%	$3.5	1.0%

Depreciation and amortization	$13.0	4.9%	$7.4	3.7%	$5.6	1.2%

During the second quarter of 2013, we acquired all of the outstanding common stock of 2GIG. Prior to the acquisition of 2GIG, 2GIG was a large security customer for the segment. The incremental sales associated with this acquisition, combined with the previously disclosed change in revenue recognition during the first quarter of 2013 were approximately $39.5 million and $56.4 million for the second quarter and first half of 2013, respectively. The acquisition of Gefen Distribution contributed approximately $1.7 million and $2.2 million to the increase in net sales during the second quarter and first half of 2013, respectively. Excluding the impact of 2GIG and Gefen Distribution as noted above, sales of security and access control products increased approximately $18.4 million and $22.8 million for the second quarter and first half of 2013, respectively, while sales of audio/video distribution products decreased approximately $9.8 million and $16.5 million during the second quarter and first half of 2013, respectively.

The impact of 2GIG and Gefen Distribution contributed approximately $26.9 million and $42.5 million to COGS during the second quarter and first half of 2013, respectively, of which approximately $3.1 million relates to the amortization of fair value allocated to inventory in both the second quarter and first half of 2013. COGS as a percentage of net sales decreased slightly in the second quarter of 2013 and increased in the first half of 2013 as compared to the comparable periods of 2012. These changes were primarily as a result of the net impact of an increase in material costs as a percentage of net sales and a decrease in overhead costs as a percentage of net sales. The increase in material costs as a percentage of net sales is primarily attributable to a change in product mix. COGS for the second quarter and first half of 2013 include a decrease of approximately $1.1 million related to a decrease in severance and other charges related to certain exit activities within the segment and a charge of approximately $1.4 million related to a product safety recall and other warranty matters during the second quarter of 2013. Additionally, the second quarter and first half of 2012 includes a charge of approximately $1.1 million and $3.7 million, respectively, relating to the decision to discontinue development of a certain new product, with no comparable charge during the comparable periods of 2013. As a result, overhead costs as a percentage of net sales decreased during the second quarter and first half of 2013 as compared to 2012.

The impact of 2GIG and Gefen Distribution contributed approximately $7.5 million and $7.7 million to SG&A during the second quarter and first half of 2013, respectively. The decrease in SG&A as a percentage of net sales for the second quarter and first half of 2013 is primarily the result of cost reductions associated with combining the operations of certain subsidiaries within the segment, as well as an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses. SG&A for the second quarter and first half of 2013 includes approximately $2.7 million and $3.5 million, respectively, of severance and other charges related to exit and disposal activities and in the second quarter of 2013, includes acquisition related costs of approximately $1.5 million.

Amortization of intangible assets increased in the second quarter and first half of 2013 as a result of the acquisition of 2GIG.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

DMS Segment

The DMS segment manufactures and distributes a broad array of products designed with ergonomic features including wall mounts, desk mounts, arms, carts, workstations, and stands that attach to or support a variety of display devices such as computer monitors, notebook computers and flat panel displays.

The operating results for the DMS segment for the second quarter of 2013 and 2012 were as follows:

	Second quarter of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$69.0	100.0%	$74.4	100.0%	$(5.4)	N/A %

COGS:
Material costs	28.9	41.9	32.3	43.4	(3.4)	(1.5)
Labor costs	1.4	2.0	1.1	1.5	0.3	0.5
Overhead costs	10.0	14.5	13.5	18.1	(3.5)	(3.6)
Total COGS	40.3	58.4	46.9	63.0	(6.6)	(4.6)
Gross Profit	28.7	41.6	27.5	37.0	1.2	4.6
SG&A	14.5	21.0	15.5	20.9	(1.0)	0.1
Amortization of intangible assets	3.3	4.8	2.9	3.9	0.4	0.9
Operating earnings	$10.9	15.8%	$9.1	12.2%	$1.8	3.6%

Depreciation and amortization	$4.5	6.5%	$4.0	5.4%	$0.5	1.1%

The operating results for the DMS segment for the first half of 2013 and 2012 were as follows:

	First half of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$130.0	100.0%	$139.9	100.0%	$(9.9)	N/A %

COGS:
Material costs	55.1	42.4	61.3	43.8	(6.2)	(1.4)
Labor costs	2.6	2.0	2.1	1.5	0.5	0.5
Overhead costs	19.1	14.7	26.2	18.7	(7.1)	(4.0)
Total COGS	76.8	59.1	89.6	64.0	(12.8)	(4.9)
Gross Profit	53.2	40.9	50.3	36.0	2.9	4.9
SG&A	29.9	23.0	30.3	21.7	(0.4)	1.3
Amortization of intangible assets	6.5	5.0	5.9	4.2	0.6	0.8
Operating earnings	$16.8	12.9%	$14.1	10.1%	$2.7	2.8%

Depreciation and amortization	$8.9	6.8%	$8.2	5.9%	$0.7	0.9%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

Net sales in the DMS segment for the second quarter and first half of 2013 decreased approximately $5.4 million and $9.9 million, respectively, from the comparable periods of 2012. Sales to original equipment manufacturer customers contributed approximately $4.5 million and $8.7 million to the decrease in net sales during the second quarter and first half of 2013, respectively, while retail sales contributed approximately $3.5 million and $6.1 million to the decrease in net sales during the second quarter and first half of 2013, respectively. These decreases were partially offset by increases in net sales for Ergotron branded products of approximately $2.8 million and $4.8 million for the second quarter and first half of 2013, respectively.

COGS as a percentage of net sales decreased in the second quarter and first half of 2013, as compared to the corresponding 2012 periods primarily as a result of changes in the relative mix of products sold within the segment.

The increase in SG&A as a percentage of net sales for the first half of 2013 as compared to 2012 is primarily the result of a decrease in net sales without a proportionate decrease in SG&A due to the fixed nature of certain expenses and increased spending levels for product development of which a portion relates to increased legal fees.

RHC Segment

The RHC segment manufactures and sells heating, ventilating, and air conditioning systems for site-built residential and manufactured housing structures, and certain commercial markets. The principal products sold by the segment are split-system and packaged air conditioners and heat pumps, air handlers, furnaces, and related equipment.

The operating results for the RHC segment for the second quarter of 2013 and 2012 were as follows:

	Second quarter of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$137.3	100.0%	$131.5	100.0%	$5.8	N/A %

COGS:
Material costs	81.2	59.1	80.6	61.3	0.6	(2.2)
Labor costs	4.2	3.1	4.2	3.2	—	(0.1)
Overhead costs	21.6	15.7	21.1	16.0	0.5	(0.3)
Total COGS	107.0	77.9	105.9	80.5	1.1	(2.6)
Gross Profit	30.3	22.1	25.6	19.5	4.7	2.6
SG&A	15.2	11.1	14.8	11.2	0.4	(0.1)
Amortization of intangible assets	0.2	0.1	0.2	0.2	—	(0.1)
Operating earnings	$14.9	10.9%	$10.6	8.1%	$4.3	2.8%

Depreciation and amortization	$2.8	2.0%	$2.4	1.8%	$0.4	0.2%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

The operating results for the RHC segment for the first half of 2013 and 2012 were as follows:

	First half of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$224.7	100.0%	$207.1	100.0%	$17.6	N/A %

COGS:
Material costs	132.8	59.1	127.6	61.6	5.2	(2.5)
Labor costs	7.1	3.1	6.8	3.3	0.3	(0.2)
Overhead costs	45.1	20.1	36.7	17.7	8.4	2.4
Total COGS	185.0	82.3	171.1	82.6	13.9	(0.3)
Gross Profit	39.7	17.7	36.0	17.4	3.7	0.3
SG&A	29.5	13.1	27.3	13.2	2.2	(0.1)
Amortization of intangible assets	0.4	0.2	0.4	0.2	—	—
Operating earnings	$9.8	4.4%	$8.3	4.0%	$1.5	0.4%

Depreciation and amortization	$5.5	2.4%	$5.1	2.5%	$0.4	(0.1)%

The increase in net sales for the second quarter and first half of 2013 is primarily the result of improving market conditions, continued increased private label sales to specific customers, ongoing efforts to attract new customers, the addition of several new distribution customers, and favorable weather conditions compared to the first quarter of 2012. Sales in North America increased approximately $9.0 million and $21.6 million during the second quarter and first half of 2013 as compared to 2012, respectively, while international sales were down $3.2 million and $4.0 million in the second quarter and first half of 2013 as compared to 2012, respectively.

The decrease in COGS as a percentage of net sales is primarily attributable to favorable manufacturing overhead absorption, favorable pricing and material costs as a percentage of net sales. These decreases were partially offset by unfavorable sales mix and freight expense. Additionally, during the first half of 2013, the RHC segment recorded approximately $6.4 million of severance and other charges within COGS related to the planned manufacturing rationalization and relocation activities discussed further in "- Liquidity and Capital Resources - Operational Improvement Initiatives".

The increase in SG&A in the first half of 2013 primarily relates to increased costs associated with strategic initiatives occurring within the segment.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

CES Segment

The CES segment manufactures and sells custom-designed and engineered heating, ventilating and air conditioning products and systems that meet customer specifications. The principal products sold by the segment are air handlers and large custom rooftop cooling and heating products.

The operating results for the CES segment for the second quarter of 2013 and 2012 were as follows:

	Second quarter of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$120.0	100.0%	$156.4	100.0%	$(36.4)	N/A %

COGS:
Material costs	48.6	40.5	62.8	40.2	(14.2)	0.3
Labor costs	16.5	13.8	20.0	12.8	(3.5)	1.0
Overhead costs	26.3	21.9	28.5	18.2	(2.2)	3.7
Total COGS	91.4	76.2	111.3	71.2	(19.9)	5.0
Gross Profit	28.6	23.8	45.1	28.8	(16.5)	(5.0)
SG&A	18.6	15.5	20.7	13.2	(2.1)	2.3
Amortization of intangible assets	1.5	1.2	1.5	1.0	—	0.2
Operating earnings	$8.5	7.1%	$22.9	14.6%	$(14.4)	(7.5)%

Depreciation and amortization	$3.2	2.7%	$3.0	1.9%	$0.2	0.8%

The operating results for the CES segment for the first half of 2013 and 2012 were as follows:

	First half of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$235.8	100.0%	$291.0	100.0%	$(55.2)	N/A %

COGS:
Material costs	95.3	40.4	119.6	41.1	(24.3)	(0.7)
Labor costs	32.4	13.7	39.1	13.4	(6.7)	0.3
Overhead costs	51.4	21.8	54.0	18.6	(2.6)	3.2
Total COGS	179.1	75.9	212.7	73.1	(33.6)	2.8
Gross Profit	56.7	24.1	78.3	26.9	(21.6)	(2.8)
SG&A	38.2	16.2	39.6	13.6	(1.4)	2.6
Amortization of intangible assets	3.0	1.3	3.0	1.0	—	0.3
Operating earnings	$15.5	6.6%	$35.7	12.3%	$(20.2)	(5.7)%

Depreciation and amortization	$6.2	2.6%	$5.9	2.0%	$0.3	0.6%

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

Net sales in the CES segment for the second quarter and first half of 2013 reflect a decrease of approximately $0.9 million and $1.2 million, respectively, from the comparable 2012 periods attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the CES segment for the second quarter and first half of 2013 decreased approximately $35.5 million and $54.0 million, respectively.  This decrease in net sales is primarily the result of decreased shipment levels of air handlers, clean room equipment and packaged equipment in the U.S. market.  Sales relating to a major customer decreased approximately $11.7 million and $15.4 million during the second quarter and first half of 2013, respectively, as compared to 2012. Backlog for CES products expected to be filled within the next twelve months was approximately $259.1 million at June 29, 2013, approximately $213.4 million at December 31, 2012 and approximately $221.2 million at June 30, 2012.  While there continues to be signs of continued weakness in non-residential construction, the increase in backlog since December 31, 2012 is the result of an increase in the incoming order rate.

The increase in COGS as a percentage of net sales for the second quarter and first half of 2013 primarily reflects an increase in overhead costs as a percentage of net sales. This increase is primarily due to lower sales volume without a proportionate decrease in overhead due to the fixed nature of certain expenses. Overhead costs for the second quarter and first half of 2013 also includes a charge of approximately $2.7 million and $3.2 million, respectively, related to certain warranty matters, and for the first half of 2013, includes a charge of approximately $0.4 million related to the planned manufacturing rationalization and relocation activities discussed further in "- Liquidity and Capital Resources - Operational Improvement Initiatives". For the first half of 2013, the increase in overhead costs as a percentage of net sales was partially offset by a decrease in material costs as a percentage of net sales. The decrease in material costs as a percentage of net sales in the first half of 2013 is primarily as a result of changes in product mix as costs relating to the purchase of steel, copper, and aluminum have remained fairly steady.

The increase in SG&A as a percentage of net sales for the second quarter and first half of 2013 is primarily due to a decrease in net sales without a proportionate decrease in SG&A due to the fixed nature of certain expenses. SG&A for the second quarter and first half of 2013 includes a decrease in bad debt expense of approximately $2.0 million related to customer recoveries.

Unallocated

Operating Loss. Unallocated operating loss was approximately $16.2 million in the second quarter of 2013 as compared to approximately $10.4 million for the second quarter of 2012 and was approximately $33.6 million in the first half of 2013 as compared to approximately $18.0 million for the first half of 2012. This increase is primarily related to increased management compensation expense and expanded executive staffing, increased share based compensation expense of approximately $2.3 million and $3.4 million during the second quarter and first half of 2013, respectively, outside consulting fees and other costs relating to a program of operational improvement initiatives totaling approximately $4.1 million and $8.4 million for the second quarter and first half of 2013, respectively, as well as a one-time compensation charge recorded during the first half of 2013 of approximately $1.7 million.

Interest Expense

Interest expense increased approximately $0.8 million, or approximately 3.3%, during the second quarter of 2013 as compared to 2012 and increased approximately $0.9 million, or approximately 1.9%, during the first half of 2013 as compared to 2012. This increase is primarily the result of an increase in the weighted average interest rate of our outstanding debt.

Provision (Benefit) for Income Taxes

The provision for income taxes for the second quarter of 2013 and 2012 was approximately $4.2 million and $11.3 million, respectively. The benefit from income taxes for the first half of 2013 was approximately $0.7 million as compared to a provision for income taxes of approximately $12.9 million for the first half of 2012. The effective income tax rate of a benefit of approximately 16.3% for the first half of 2013 differs from the United States federal statutory rate of a benefit of 35% principally as a result of losses in certain jurisdictions that cannot be benefited and the settlement of an uncertain tax position during the first quarter of 2013. Compared to the United States federal statutory rate of 35%, the effective income tax rate of approximately 42.7% for the first half of 2012 reflects an increase due to losses in jurisdictions that cannot be benefited, an increase in expense related to state taxes and nondeductible expenses.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

Foreign Net Sales and Operating Earnings

Net sales and earnings derived from international markets are subject to economic, political, and currency risks, among others.

Foreign net sales, which are attributed based on the location of our subsidiary responsible for the sale, were approximately 15.1% and 18.5% of consolidated net sales for the second quarter of 2013 and 2012, respectively, and were approximately 16.0% and 20.0% of consolidated net sales for the first half of 2013 and 2012.  Net sales from our Canadian subsidiaries were approximately 9.2% and 11.2% of consolidated net sales for the second quarter of 2013 and 2012, respectively, and were approximately 9.8% and 11.4% of consolidated net sales for the first half of 2013 and 2012.  Net sales from our Canadian subsidiaries include net sales from the RESV, TECH and CES segments.  Net sales from our European subsidiaries were approximately 5.7% and 6.8% of consolidated net sales for the second quarter of 2013 and 2012, respectively, and were approximately 6.0% and 7.6% of consolidated net sales for the first half of 2013 and 2012.  Net sales from our European subsidiaries include net sales from all segments, with the exception of our RHC segment.

Operating earnings (loss) of foreign operations, consisting primarily of the results of operations of our Canadian, European, and Asian subsidiaries, were approximately 9.5% and 21.2% of consolidated operating earnings (before unallocated and corporate expenses) for the second quarter of 2013 and 2012, respectively, and were approximately 10.5% and 23.8% of consolidated operating earnings (before unallocated and corporate expenses) for the first half of 2013 and 2012.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

with specialization in the areas of manufacturing rationalization, procurement, logistics and process optimization. The cost of these investments in external resources is expected to range from approximately $10.0 million to $12.0 million in 2013.

During the second quarter and first half of 2013, we recorded approximately $4.3 million and $8.6 million, respectively, of operational improvement initiative costs in SG&A. There were $0.1 million of costs associated with these activities during the second quarter of 2012.

Although they are well underway, these are long-term initiatives which we expect will be in process well into 2015. While it is still relatively early in the lifecycle of these projects, preliminary indications are that the annualized savings, compared to current cost levels and commodity markets, will approximate $45 million to $55 million when all of the projects have been completed. The savings will be generated in many areas of our business, including lower material and conversion costs, lower warehousing and distribution costs and lower administrative costs. We expect to begin realizing some of these savings toward the end of 2013 and throughout 2014, but we do not anticipate full run rate savings to be realized until all of the projects have been successfully concluded, sometime in 2015. These are very preliminary estimates of the savings that could be generated from our operational improvement initiatives, and there can be no assurance that these savings will be realized in the range expected, or at all.

Cash Flows

Our cash flows from operating, investing, and financing activities for the first half of 2013 and 2012, as reflected in the unaudited condensed consolidated statements of cash flows included elsewhere herein, are summarized in the table below:

	First Half of
	2013	2012	Change
	(Dollar Amounts in millions)

Net cash provided by operating activities	$13.8	$47.7	$(33.9)
Net cash used in investing activities	(166.6)	(10.0)	(156.6)
Net cash provided by (used in) financing activities	56.9	(35.4)	92.3
Net change in unrestricted cash and cash equivalents	$(95.9)	$2.3	$(98.2)

The decrease in net cash provided by operating activities was the result of a decrease in net earnings (after the exclusion of non-cash items) of approximately $20.2 million combined with an increase in working capital needs of approximately $9.9 million, and a decrease in changes in other long-term assets and liabilities of approximately $3.8 million.

The increase in net cash used in investing activities was primarily the result of an increase in net cash paid for businesses acquired of approximately $142.2 million, an increase in capital expenditures of approximately $11.1 million, and a decrease in proceeds from the sale of property and equipment of approximately $2.2 million. Capital expenditures were approximately $21.0 million and $9.9 million for the first half of 2013 and 2012, respectively.  Capital expenditures were approximately $25.0 million (including a capitalized lease of approximately $0.9 million) for the year ended December 31, 2012 and are expected to be between approximately $35.0 million and $45.0 million for 2013, excluding capital expenditures associated with the operational improvement initiatives discussed previously.

The change in net cash provided by (used in) financing activities is primarily the result of an increase in proceeds from borrowings of approximately $94.2 million partly in connection with our acquisition of 2GIG, partially offset by an increase in payments relating to outstanding borrowings of approximately $1.2 million.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

Outstanding Indebtedness

We had consolidated debt at June 29, 2013 of approximately $1,159.2 million consisting of the following:

(Amounts in millions)
8.5% Notes, net of premium	$742.2
10% Notes	250.0
Term Loan Facility, net of discount	91.5
ABL Facility	60.0
Long-term notes, mortgage notes and other indebtedness, net	14.8
Short-term bank obligations	0.7
$1,159.2

During the first half of 2013, we had a net increase in our debt of approximately $58.2 million resulting from a net increase in borrowings under our ABL Facility of approximately $60.0 million partly in connection with our acquisition of 2GIG, offset by net payments relating to subsidiary debt of approximately $1.5 million and a decrease of approximately $0.3 million relating to the effect of changes in foreign currency exchange rates, debt premium accretion, and debt discount amortization. Our debt to equity ratio increased from approximately 11.7:1 at December 31, 2012 to approximately 12.6:1 at June 29, 2013 primarily as a result of the net increase in indebtedness as noted above and a year to date loss of approximately $3.6 million.

On July 31, 2013, the Company voluntarily repaid $10.0 million of outstanding borrowings under its ABL Facility and, accordingly, has classified such amount as current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet as of June 29, 2013.

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

Adequacy of Liquidity Sources

At June 29, 2013, we had approximately $48.8 million of unrestricted cash and cash equivalents, of which approximately $26.6 million was held by foreign subsidiaries, to fund our cash needs for the remainder of 2013. The cash held by foreign subsidiaries will be used primarily to fund the operations of our foreign subsidiaries, and with the exception of amounts at one subsidiary, are not expected to be repatriated. We have provided deferred taxes related to those amounts that are not indefinitely invested. There are no significant restrictions on the cash held by foreign subsidiaries.

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of July 26, 2013, we had approximately $60.0 million in outstanding borrowings and approximately $13.1 million in outstanding letters of credit under the ABL Facility. Based on the June 2013 borrowing base calculations, at July 26, 2013, we had excess availability of approximately $226.9 million under the ABL Facility and approximately $189.4 million of excess availability before triggering the cash deposit requirements as discussed further below.

As noted previously, the indentures and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

corporate actions.  As of June 29, 2013, we had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $53.1 million.

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

On April 1, 2013, we acquired all of the outstanding common stock of 2GIG from APX Group, Inc. The estimated purchase price was approximately $164.6 million, which consisted of a cash payment at the date of acquisition of approximately $135.0 million, estimated working capital adjustments of approximately $14.3 million (of which approximately $12.3 million was paid during the second quarter of 2013) and the settlement of a receivable due from 2GIG to us as of the acquisition date of approximately $15.3 million. The final cash and working capital adjustment will be paid in the second half of 2013 and any changes to the estimates for these amounts will be reflected as an adjustment to goodwill when the purchase price calculation is finalized.

Working Capital

Our working capital and current ratio decreased from approximately $348.0 million and 1.9:1 at December 31, 2012 to approximately $284.5 million and 1.6:1 at June 29, 2013. This decrease is primarily the result of the net effect of the changes described further below.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents decreased from approximately $144.7 million at December 31, 2012 to approximately $48.8 million at June 29, 2013.

Accounts receivable, less allowances, increased approximately $82.2 million, or approximately 31.9%, between December 31, 2012 and June 29, 2013, while net sales increased approximately $125.3 million, or approximately 24.8%, in the second quarter of 2013 as compared to the fourth quarter of 2012. Accounts receivable, less allowances, related to 2GIG were approximately $24.4 million at June 29, 2013. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, the level of sales recognized on a cash basis, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period.  Accounts receivable from customers related to foreign operations decreased by approximately $8.2 million, or approximately 12.7%, between December 31, 2012 and June 29, 2013.

Inventories increased approximately $35.3 million, or approximately 13.7%, between December 31, 2012 and June 29, 2013. Inventories related to 2GIG were approximately $14.7 million at June 29, 2013. The remaining change in inventories is primarily related to increases in the TECH and RHC segments due to increased purchasing in anticipation of higher sales.

Other current assets decreased approximately $4.2 million, or approximately 31.1%, between December 31, 2012 and June 29, 2013. This decrease is primarily related to a decrease in the cost basis of inventory shipped of approximately $5.1 million relating to a customer in the TECH segment, which we converted to the accrual basis of accounting.

Accounts payable increased approximately $53.6 million, or 30.7%, between December 31, 2012 and June 29, 2013. Accounts payable related to 2GIG were approximately $10.4 million at June 29, 2013. The remaining increase primarily relates to an increase in the RHC segment due to the seasonal nature of this segment.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

Accrued expenses and taxes, net increased approximately $24.8 million, or approximately 12.5%, between December 31, 2012 and June 29, 2013 as a result of increased warranty reserves, an increase in severance related to certain exit activities and net changes in various other compensation related and other accruals.

Changes in certain working capital accounts, as noted above, between December 31, 2012 and June 29, 2013, differ from the changes reflected in our unaudited condensed consolidated statement of cash flows for such period as a result of non-cash items including, among others, the effect of changes in foreign currency exchange rates.

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

In addition, the indentures that govern our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indentures governing our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined in the indentures governing the 10% Notes and 8.5% Notes and the credit agreement governing the Term Loan Facility) for such trailing four quarter period. As of June 29, 2013, under the 10% Notes, the FCCR was approximately 2.52 to 1.0.

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

As of June 29, 2013, we were in compliance with all covenants under the indentures that govern the 10% Notes and 8.5% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

The following table reconciles net earnings (loss) to CCF and ACCF for the 10% Notes for the trailing four quarters ended June 29, 2013:

	(1)	(2)	(3)	LTM Ended
	Year Ended	First half of		(1)+(2)-(3)
	Dec. 31 2012	2013	2012	Jun. 29, 2013
	(Dollar amounts in millions)

Net earnings (loss)	$9.5	$(3.6)	$17.3	$(11.4)
Provision (benefit) for income taxes	15.3	(0.7)	12.9	1.7
Loss from debt retirement	6.4	—	—	6.4
Interest expense	96.5	49.4	48.5	97.4
Investment income	(0.1)	(0.1)	(0.1)	(0.1)
Depreciation and amortization expense	83.7	46.8	41.0	89.5
Consolidated Cash Flow	$211.3	$91.8	$119.6	$183.5
Investment income	0.1	0.1	0.1	0.1
Non-recurring losses (a)	2.8	2.1	3.8	1.1
Acquisition fees and expenses	0.4	2.0	—	2.4
Gain on sale of assets	(0.1)	—	(0.1)	—
Joint venture (income) loss	(0.4)	(0.5)	(0.1)	(0.8)
Share-based compensation expense	4.6	7.3	1.5	10.4
Net foreign exchange (gains) losses (b)	(0.2)	0.8	(0.4)	1.0
Restructuring (c)	16.2	20.0	3.4	32.8

Pro-forma effect of acquisitions and dispositions (d)	8.6	10.4	2.9	16.1
Adjusted Consolidated Cash Flow	$243.3	$134.0	$130.7	$246.6

(a)
Amounts relate to non-recurring gains or losses, as defined in the indenture governing the 10% Notes. For the trailing four quarters ended June 29, 2013, this amount includes (1) approximately $1.7 million in one-time compensation charges, (2) royalty income of approximately $(1.0) million, (3) approximately $0.6 million of charges within the TECH segment relating to the decision to discontinue a certain product line, (4) approximately $0.3 million of charges within the CES segment relating to the decision to discontinue a certain product line within a region, and (5) accretion of approximately $(0.5) million to record leasehold fair value adjustments.

(b)	Non-cash foreign exchange (gains) losses related to intercompany debt not indefinitely invested in our subsidiaries.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

(c)
Includes all restructuring charges, including severance, relocation and transformation/transition costs. Costs associated with these activities for the trailing four quarters ended June 29, 2013 were as follows:

	(1)	(2)	(3)	LTM Ended
	Year Ended	First half of		(1)+(2)-(3)
	Dec. 31, 2012	2013	2012	Jun. 29, 2013
	(Dollar amounts in millions)
Best Restructuring	$1.8	$—	$0.1	$1.7
TECH Segment Combination	6.1	4.6	2.5	8.2
Manufacturing Rationalization & Relocation	—	6.8	—	6.8
Operational Improvement Initiatives	7.1	8.6	0.1	15.6
All other exit and disposal activities	1.2	—	0.7	0.5
	$16.2	$20.0	$3.4	$32.8

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

As noted previously, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. At June 29, 2013, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility was approximately $186.6 million (based upon the May 2013 borrowing base calculation), which exceeded $30.0 million and 12.5% of the borrowing base. Our FCCR under the ABL Facility at June 29, 2013 was 1.89 to 1.0. Similar to the 10% Notes, the FCCR under the ABL Facility is the ratio of the ACCF to Fixed Charges; however, in addition to other differences, the ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at June 29, 2013 was approximately $185.1 million.

Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At June 29, 2013, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At June 29, 2013, approximately 87% of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates.  Based upon interest rates in effect at June 29, 2013, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $0.8 million for the remainder of 2013.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the first half of 2013, the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations.  The

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 2012

impact of changes in foreign currency exchange rates related to currency translation resulted in a decrease in stockholders’ investment of approximately $1.8 million and $2.5 million for the second quarter of 2013 and 2012, respectively.  The impact of changes in foreign currency exchange rates related to currency translation resulted in a decrease in stockholders’ investment of approximately $5.3 million and $0.7 million for the first half of 2013 and 2012, respectively.  The impact of changes in foreign currency exchange rates related to transactions resulted in a decrease in net foreign exchange losses recorded in SG&A of approximately $0.5 million for the second quarter of 2013 as compared to the second quarter of 2012 and resulted in an increase in net foreign exchange losses recorded in SG&A of approximately $1.6 million for the first half of 2013 as compared to the first half of 2012. We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at June 29, 2013 consist primarily of short-term borrowings by certain of our foreign subsidiaries.  We generally do not enter into derivative financial instruments to manage foreign currency exposure.

Item 3.               Quantitative and Qualitative Disclosures about Market Risk

Other than as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”, there have been no material changes to our exposures to market risk since December 31, 2012.

Item 4.              Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer and the Company’s Corporate Disclosure and Controls Committee, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Other than as noted below, there have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company acquired Gefen Distribution Verwaltungs GmbH on February 22, 2013 and acquired 2GIG Technologies, Inc. on April 1, 2013, which has expanded the Company's internal control environment. The Company is continuing to integrate the acquired operations into its overall internal control over financial reporting process. The process of integrating policies, processes, people, technology and operations for the combined companies may result in additions or changes to the Company's internal control over financial reporting in the future. Management will continue to evaluate its internal control over financial reporting as the Company executes its integration activities.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A “Risk Factors” in our 2012 Form 10-K filed with the SEC. There have been no material changes from the risk factors disclosed in the 2012 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the second quarter of 2013.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.

/s/ Almon C. Hall
Almon C. Hall
Authorized Officer, Senior Vice President and
Chief Financial Officer

August 1, 2013