Form 10-Q
period 2013-09-28
NORTEK INC
filed 2013-11-07
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013
OR

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

The number of shares of Common Stock, par value $0.01 per share, outstanding as of November 1, 2013 was 15,401,143.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	September 28, 2013	December 31, 2012
Assets
Current Assets:
Unrestricted cash and cash equivalents	$86.6	$144.7
Restricted cash	0.2	0.2
Accounts receivable, less allowances of $5.4 million and $7.2 million, respectively	325.7	257.4
Inventories:
Raw materials	88.6	81.0
Work in process	23.2	22.7
Finished goods	177.7	154.7
	289.5	258.4
Prepaid expenses	19.4	14.4
Other current assets	10.4	13.5
Tax refunds receivable	7.9	6.5
Prepaid income taxes	27.4	29.3
Total current assets	767.1	724.4

Property and Equipment, at Cost:
Land	18.0	18.3
Buildings and improvements	97.9	83.6
Machinery and equipment	253.4	221.1
	369.3	323.0
Less accumulated depreciation	148.6	123.5
Total property and equipment, net	220.7	199.5

Other Assets:
Goodwill	376.9	307.6
Intangible assets, less accumulated amortization of $165.5 million and $127.3 million, respectively	662.0	614.9
Deferred debt expense	17.1	19.0
Restricted investments and marketable securities	1.7	1.9
Other assets	19.3	20.8
	1,077.0	964.2
Total Assets	$2,064.8	$1,888.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)
(Dollar amounts in millions, except shares data)

	September 28, 2013	December 31, 2012
Liabilities and Stockholders' Investment

Current Liabilities:
Short-term bank obligations	$0.7	$0.7
Current maturities of long-term debt	17.7	2.4
Accounts payable	232.7	174.4
Accrued expenses and taxes, net	252.8	198.9
Total current liabilities	503.9	376.4

Other Liabilities:
Deferred income taxes	155.0	132.7
Other	194.3	186.9
	349.3	319.6

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,110.0	1,097.9

Commitments and Contingencies (Note H)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at September 28, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 15,644,255 shares issued and 15,471,150 shares issued at September 28, 2013 and December 31, 2012, respectively	0.1	0.1
Additional paid-in capital	203.0	189.1
Accumulated deficit	(62.6)	(63.2)
Accumulated other comprehensive loss	(24.1)	(22.3)
Less: Treasury stock at cost, 245,395 shares and 172,685 shares at September 28, 2013 and December 31, 2012, respectively	(14.8)	(9.5)
Total stockholders' investment	101.6	94.2
Total Liabilities and Stockholders' Investment	$2,064.8	$1,888.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the third quarter ended		For the nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(Dollar amounts in millions, except per share data)

Net Sales	$589.2	$557.4	$1,739.0	$1,695.9
Cost of products sold	414.1	399.0	1,233.3	1,207.7
Gross profit	175.1	158.4	505.7	488.2
Selling, general and administrative expense, net	129.4	113.6	390.1	342.8
Amortization of intangible assets	13.2	11.0	38.1	33.0
Operating earnings	32.5	33.8	77.5	112.4
Interest expense	(24.8)	(23.7)	(74.2)	(72.2)
Investment income	—	0.1	0.1	0.2
Earnings before provision for income taxes	7.7	10.2	3.4	40.4
Provision for income taxes	3.5	5.5	2.8	18.4
Net earnings	$4.2	$4.7	$0.6	$22.0

Basic earnings per share	$0.27	$0.31	$0.04	$1.45

Diluted earnings per share	$0.27	$0.30	$0.04	$1.42

Weighted Average Common Shares:
Basic	15,386,600	15,152,779	15,361,118	15,138,895
Diluted	15,848,976	15,505,573	15,854,903	15,467,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the third quarter ended		For the nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(Dollar amounts in millions)

Net earnings	$4.2	$4.7	$0.6	$22.0
Other comprehensive income (loss), net of tax:
Currency translation adjustment	2.9	1.9	(2.4)	1.2
Pension liability adjustments:
Currency translation on pension liabilities	(0.3)	0.2	(0.1)	(0.1)
Amortization of cumulative loss	0.2	0.2	0.7	0.6
Total pension liability, net of tax	(0.1)	0.4	0.6	0.5

Total (increase) decrease in accumulated other comprehensive loss	2.8	2.3	(1.8)	1.7

Comprehensive income (loss)	$7.0	$7.0	$(1.2)	$23.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the nine months ended
	September 28, 2013	September 29, 2012
	(Dollar amounts in millions)
Cash flows from operating activities:
Net earnings	$0.6	$22.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense, including amortization of fair value allocated to inventory	69.8	62.7
Non-cash interest expense, net	1.8	4.9
Non-cash share-based compensation expense	10.4	2.8
Loss on sale of property and equipment	0.3	0.2
Deferred income tax (benefit) provision	(6.0)	7.0
Changes in certain assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(43.0)	(4.3)
Inventories	(19.3)	33.9
Prepaid and other current assets	(0.8)	0.6
Accounts payable	41.8	10.0
Accrued expenses and taxes	45.3	9.6
Long-term assets, liabilities and other, net	(4.9)	(11.5)
Total adjustments to net earnings	95.4	115.9
Net cash provided by operating activities	$96.0	$137.9
Cash flows from investing activities:
Capital expenditures	(32.9)	(16.1)
Net cash paid for businesses acquired	(146.4)	(2.6)
Proceeds from the sale of property and equipment	0.1	2.5
Change in restricted cash and marketable securities	0.2	0.2
Other, net	(1.0)	0.5
Net cash used in investing activities	(180.0)	(15.5)
Cash flows from financing activities:
Proceeds from borrowings	137.3	33.5
Payment of borrowings	(109.4)	(82.0)
Fees paid in connection with debt facilities	—	(1.3)
Net use from equity transactions	(1.8)	—
Other, net	(0.2)	(0.1)
Net cash provided by (used in) financing activities	25.9	(49.9)
Net change in unrestricted cash and cash equivalents	(58.1)	72.5
Unrestricted cash and cash equivalents at the beginning of the period	144.7	58.2
Unrestricted cash and cash equivalents at the end of the period	$86.6	$130.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

(A)	Basis of Presentation

Nortek, Inc. (“Nortek”) and all of its wholly owned subsidiaries (collectively the “Company”) is a global, diversified company whose many market-leading brands deliver broad capabilities and a wide array of innovative, technology-driven products and solutions for lifestyle improvement at home and at work. Operating within five reporting segments (see Note J, “Segment Information”), the Company manufactures and sells, primarily in the United States, Canada and Europe, with additional manufacturing in China, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

The Company operates on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year always begins on January 1 and ends on December 31. As a result, the Company's first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended September 28, 2013 (“third quarter of 2013”) and September 29, 2012 (“third quarter of 2012”) each include 91 days. The first nine months ended September 28, 2013 ("nine months of 2013") and September 29, 2012 ("nine months of 2012") include 271 days and 273 days, respectively.

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income (loss), and cash flows of the Company after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted, the Company believes that the disclosures included are adequate to make the information presented herein not misleading. Operating results for the third quarter and first nine months of 2013 and 2012 are not necessarily indicative of the results that may be expected for other interim periods or for any fiscal year. Certain amounts in the prior year's unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012 ("2012 Form 10-K") and Current Reports on Form 8-K as filed with the Securities and Exchange Commission ("SEC").

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, Liabilities (“ASU 2013-04”), which is intended to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and will be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity's fiscal year of adoption. The Company will adopt this pronouncement in the first quarter of 2014 and does not expect its adoption to have a material effect on its financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (“ASU 2013-02”), which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted ASU 2013-02 in the first quarter of 2013. The adoption of ASU 2013-02 had no effect on the Company's financial position or results of operations, but did impact the way the Company presented comprehensive income.

(B)	Acquisitions

On April 1, 2013, the Company acquired all of the outstanding common stock of 2GIG Technologies, Inc. (“2GIG”) from APX Group, Inc. The purchase price was approximately $164.2 million, which consisted of a cash payment at the date of acquisition of approximately $135.0 million, working capital adjustments of approximately $13.9 million (of which approximately $12.3 million and $1.6 million were paid during the second and third quarter of 2013, respectively) and the settlement of a receivable due from 2GIG to the Company as of the acquisition date of approximately $15.3 million.

2GIG is a designer and supplier of residential security and home automation systems. Developed with the assistance of Nortek's Linear® business, 2GIG's Go!Control® touch-screen panel is a self-contained, all-in-one home security and automation control panel. 2GIG also provides wireless interactive home security services and a wide range of peripheral hardware devices and system components for home security and automation solutions. The results of 2GIG have been included in the Company's results of operations since the date of acquisition and have been included in the Company's Technology Solutions ("TECH") segment.

The following is a summary of the preliminary estimates of the assets acquired and liabilities assumed (amounts in millions):

Current assets (1)	$60.4
Property and equipment, net	2.6
Goodwill	68.5
Intangible assets	84.0
Other assets	0.1
Accounts payable and accrued expenses	(20.1)
Deferred income taxes	(31.3)
Purchase price	$164.2

(1)
Includes cash of approximately $3.4 million, accounts receivable of approximately $42.6 million, inventories of approximately $14.3 million, and other current assets of approximately $0.1 million. Inventories include a fair value adjustment to the historical carrying value of approximately $3.1 million, which was fully amortized in the second quarter of 2013.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

The Company will complete the following procedures, among others, prior to finalizing the acquisition method of accounting for 2GIG:

•	Finalize the appraisals of intangible assets.

•	Finalize the deferred tax analysis for prepaid and deferred income taxes, including determining the deferred tax consequences for any changes in the fair value adjustments discussed above.

The total preliminary fair value of intangible assets was approximately $84.0 million and the Company has determined that all of the intangible assets are subject to amortization and that they will have no residual value at the end of the amortization periods. The following is a summary of the estimated fair values and weighted average useful lives by intangible asset class (amounts in millions, except for weighted average useful lives):

	Fair Value	Weighted Average Useful Lives
Customer relationships	$73.1	10.0
Completed technology	6.1	7.0
Trademarks	4.8	10.0
	$84.0	9.7

Total intangible asset amortization for the second and third quarter of 2013 relating to 2GIG was approximately $4.3 million. Based upon current fair value estimates, annual amortization related to these acquired intangible assets is expected to be approximately $8.7 million.

In connection with the acquisition of 2GIG, during the nine months of 2013, the Company also incurred approximately $1.7 million of acquisition fees and expenses, which have been recorded in selling, general and administrative expense, net ("SG&A") in the accompanying unaudited condensed consolidated statement of operations.

The unaudited pro forma net sales, operating earnings, net earnings, basic and diluted earnings per share, and depreciation and amortization expense for the Company as a result of the acquisition of 2GIG for the periods presented were as follows:

	Year Ended	Nine months of
	Dec. 31, 2012	2013	2012
	(Dollar amounts in millions)
Net sales	$2,247.3	$1,771.0	$1,735.7
Operating earnings	122.9	89.1	109.7
Net earnings	5.3	7.4	19.4
Basic earnings per share	0.35	0.48	1.28
Diluted earnings per share	0.34	0.47	1.25
Depreciation & amortization expense	96.0	69.4	72.6

These amounts were determined assuming that the acquisition of 2GIG had occurred on January 1, 2012 and include preliminary pro forma adjustments to reflect (i) the elimination of intercompany transactions between the Company and 2GIG, (ii) additional depreciation and amortization expense related to the preliminary allocation of the purchase price, which is subject to change as the Company completes its review and appraisal work, (iii) increased interest expense related to the amounts borrowed to fund the acquisition and (iv) other pro forma adjustments that the Company considered appropriate related to the acquisition of 2GIG. The transaction costs of approximately $1.7 million related to the acquisition of 2GIG for the nine months of 2013 have been excluded from the unaudited pro forma operating earnings, net earnings, and basic and diluted earnings per share. These preliminary pro forma amounts are not necessarily indicative of the amounts that would have been achieved had the acquisition taken place as of January 1, 2012, nor are they necessarily indicative of the results for future periods. These preliminary pro forma financial statements are subject to change as additional information becomes available.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

On February 22, 2013, the Company, through an indirect wholly-owned foreign subsidiary, acquired certain assets and assumed certain liabilities of Gefen Distribution Verwaltungs GmbH ("Gefen Distribution") for total consideration of approximately $2.9 million, consisting of cash payments of approximately $0.9 million, a holdback amount of approximately $0.2 million to be paid 18 months subsequent to the closing of the acquisition, and the settlement of a receivable due from Gefen Distribution to the Company as of the acquisition date of approximately $1.8 million.  In connection with the acquisition of Gefen Distribution, during the second quarter of 2013, the Company also incurred approximately $0.3 million of acquisition fees and expenses, which have been recorded in SG&A in the accompanying unaudited condensed consolidated statement of operations. Gefen Distribution is the principal distributor of Gefen products in Europe and the acquisition expands the Company's European distribution of the Company's products. Gefen Distribution is included in the Company's TECH segment. The Company has made preliminary estimates of the purchase price and the fair value of the acquired assets and liabilities utilizing information available at the time that the Company's consolidated financial statements were prepared. These estimates are subject to refinement until all pertinent information has been obtained. Pro forma results related to the acquisition of Gefen Distribution have not been presented, as the effect is not significant to the Company's consolidated operating results.

The incremental impact of the acquisition of 2GIG and Gefen Distribution contributed approximately $12.8 million to net sales and approximately $5.6 million (which includes depreciation and amortization expense of approximately $2.3 million) to operating earnings for the third quarter of 2013. The incremental impact of the acquisition of 2GIG and Gefen Distribution contributed approximately $71.4 million to net sales and approximately $11.7 million (which includes depreciation and amortization expense of approximately $8.0 million, including approximately $3.1 million relating to the amortization of fair value allocated to inventory) to operating earnings for the nine months of 2013.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

The following table presents a summary of the activity in goodwill by reporting segment for the nine months of 2013:

	Dec. 31, 2012	Acquisitions (1)	Sept. 28, 2013
	(Dollar amounts in millions)
Residential Ventilation (“RESV”):
Gross goodwill	$156.8	$—	$156.8
Impairment losses	—	—	—
Net RESV goodwill	156.8	—	156.8
Technology Solutions:
Gross goodwill	19.4	69.3	88.7
Impairment losses	—	—	—
Net TECH goodwill	19.4	69.3	88.7
Display Mount Solutions (“DMS”):
Gross goodwill	131.4	—	131.4
Impairment losses	—	—	—
Net DMS goodwill	131.4	—	131.4
Consolidated goodwill:
Gross goodwill	307.6	69.3	376.9
Impairment losses	—	—	—
Net consolidated goodwill	$307.6	$69.3	$376.9

(1)	Acquisition adjustments recorded during the nine months of 2013 for the TECH segment relate to the acquisition of Gefen Distribution and 2GIG. See Note B, “Acquisitions”.

(D)	Cash Flows

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net in the accompanying unaudited condensed consolidated statement of cash flows.

Interest paid was approximately $50.7 million for each of the nine months of 2013 and 2012. Income tax payments, net of refunds, for the nine months of 2013 and 2012 were approximately $9.0 million and $3.2 million, respectively.

During the third quarter of 2013, the Company recorded a non-cash addition to property and equipment and other long-term liabilities of approximately $15.5 million related to construction in progress of new facilities in Mexico. Under the terms of the lease agreements, the Company is considered to be the owner of the asset during the construction period in accordance with the provisions of ASC 840, Leases, with respect to such transactions. The Company anticipates, that upon completion of the facilities, it will incur annual lease payments of approximately $3.2 million under the lease agreements for a period of ten years. See Note F, "Exit and Disposal Activities", for further description surrounding the Manufacturing Rationalization and Relocation Initiative associated with these new facilities.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

(E)	Notes, Mortgage Notes and Obligations Payable

Senior Secured Asset-Based Revolving Credit Facility (the "ABL Facility")

As of September 28, 2013, the Company had approximately $30.0 million in outstanding borrowings, and approximately $13.1 million in outstanding letters of credit, under the ABL Facility. Based on the August 2013 borrowing base calculations, at September 28, 2013, the Company had excess availability of approximately $256.9 million and approximately $219.4 million of excess availability before triggering the cash deposit requirements under the ABL Facility.

Subsequent to September 28, 2013, the Company voluntarily repaid $15.0 million of outstanding borrowings under its ABL Facility and, accordingly, has classified such amount as current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet as of September 28, 2013.

Debt Covenant Compliance

The indenture governing the 10% Senior Notes due 2018 (the "10% Notes") contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations, and the sale of assets (all as defined in the indenture and other agreements). As of September 28, 2013, the Company had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $57.2 million.

As of September 28, 2013, the Company was in compliance with all covenants under the indentures that govern the 10% Notes and the 8.5% Senior Notes due 2021 (the "8.5% Notes") and the credit agreements that govern the ABL Facility and the senior secured term loan due 2017 ("Term Loan Facility").

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

Manufacturing Rationalization and Relocation Initiative

On March 11, 2013, the Company's Board of Directors approved the following initiatives: (i) construction of two new manufacturing facilities on a campus in Mexico to be shared by the RHC and CES segments, which will provide an integrated manufacturing footprint for both RHC and CES; (ii) consolidation of two North American manufacturing facilities in the RHC segment into the new, shared facility in Mexico; and (iii) transfer of product manufacturing from certain manufacturing facilities in the CES segment to the new, shared campus in Mexico, as well as transferring and expanding parts and sub-assembly operations in Mexico (collectively, the "Manufacturing Rationalization & Relocation Initiative").

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

The Company expects that the range of total cost to complete the Manufacturing Rationalization & Relocation Initiative is as follows:

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

Cash expenditures began in the second quarter of 2013 and are expected to continue through fiscal year 2015. During the third quarter and nine months of 2013, the Company recorded approximately $0.4 million (all of which was recorded in the RHC segment) and $7.2 million, respectively, (of which approximately $6.8 million and $0.4 million was recorded in the RHC and CES segment, respectively) of severance and other costs related to the Manufacturing Rationalization & Relocation Initiative.

The following table sets forth the changes to the liability for the Manufacturing Rationalization & Relocation Initiative during the nine months of 2013:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2012	$—	$—	$—
Provision	6.5	0.7	7.2
Payments	—	(0.3)	(0.3)
Other	—	—	—
Balance, September 28, 2013	$6.5	$0.4	$6.9

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

Warehousing and Distribution Consolidation

On March 11, 2013, in connection with the Company's efforts to optimize supply chain performance, the Company's Board of Directors also approved entry into a five-year agreement with a third party logistics service provider to outsource certain warehousing and distribution activities in the Company's North American operating segments and facilitate the consolidation of North American warehousing distribution centers (the "Warehousing & Distribution Consolidation"). The Company expects the Warehousing & Distribution Consolidation costs to be incurred over a 12 month period, which commenced in the third quarter of 2013. The Company expects these initiatives to generate cost savings as a result of moving to shared distribution centers and leveraging its scale by optimizing shipments and consolidating facilities.

The Company expects that the range of total cost to complete the Warehousing and Distribution Consolidation is as follows:

	Low	High
	(Dollar amounts in millions)
Exit & Disposal Activities (1)	$4.0	$7.0
Other Costs (2)	2.0	2.0
	$6.0	$9.0

(1)	Exit and disposal activities are comprised of the following:

	Low	High
	(Dollar amounts in millions)
Lease cancellation costs	$2.0	$5.0
Employee-related Costs	1.0	1.0
Other Costs	1.0	1.0
	$4.0	$7.0

(2)Primarily consists of system implementation costs.

The following table sets forth the changes to the liability for the Warehousing and Distribution Consolidation during the nine months of 2013:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2012	$—	$—	$—
Provision	0.3	—	0.3
Payments	—	—	—
Other	—	—	—
Balance, September 28, 2013	$0.3	$—	$0.3

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

TECH Segment Combination

The Company has combined, or is in the process of combining, the operations of certain subsidiaries within the TECH segment in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth (the "TECH Segment Combination").  The total expected costs related to one time termination benefits and other costs associated with the TECH Segment Combination are estimated to be approximately $13.0 million to $13.5 million. In connection with the TECH Segment Combination, the Company has incurred cumulative costs of approximately $12.7 million, consisting of one time termination benefits of approximately $3.0 million, approximately $3.4 million in costs to reduce inventory values for certain products to their expected net realizable amount, and facility exit and other costs of approximately $6.3 million.

The following table sets forth the changes to the liability for the TECH Segment Combination during the nine months of 2013:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2012	$0.4	$2.5	$2.9
Provision	1.6	5.0	6.6
Payments	(1.3)	(6.4)	(7.7)
Other	—	—	—
Balance, September 28, 2013	$0.7	$1.1	$1.8

Best Restructuring

In 2011, management approved a plan to reduce costs and improve production efficiencies at Best, one of the Company's RESV subsidiaries, including transferring certain operations from Italy to Poland (the "Best Restructuring"). The total expected costs related to contractual termination benefits and other costs associated with the Best Restructuring are estimated to be approximately $17.5 million. In connection with the Best Restructuring, the Company has incurred cumulative costs through the nine months of 2013 of approximately $17.5 million, consisting of contractual termination benefits of approximately $17.1 million and other costs of approximately $0.4 million.

The following table sets forth the changes to the liability for the Best Restructuring during the nine months of 2013:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2012	$9.1	$—	$9.1
Provision	—	—	—
Payments	(3.3)	—	(3.3)
Other	0.2	—	0.2
Balance, September 28, 2013	$6.0	$—	$6.0

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

Summary of Exit and Disposal Activities

The following table outlines amounts recorded within the unaudited condensed consolidated statement of operations associated with the Company's exit and disposal activities for the third quarter of 2013 and 2012:

	For the third quarter of 2013			For the third quarter of 2012
	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation Initiative	$—	$0.4	$0.4	$—	$—	$—
Warehousing & Distribution Consolidation	—	0.3	0.3	—	—	—
TECH Segment Combination	1.7	0.3	2.0	1.1	—	1.1
Best Restructuring	—	—	—	—	—	—
Other	—	—	—	—	0.4	0.4
Total	$1.7	$1.0	$2.7	$1.1	$0.4	$1.5

The following table outlines amounts recorded within the unaudited condensed consolidated statement of operations associated with the Company's exit and disposal activities for the nine months of 2013 and 2012:

	For the nine months of 2013			For the nine months of 2012
	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation Initiative	$—	$7.2	$7.2	$—	$—	$—
Warehousing & Distribution Consolidation	—	0.3	0.3	—	—	—
TECH Segment Combination	5.2	1.4	6.6	1.4	2.2	3.6
Best Restructuring	—	—	—	—	0.1	0.1
Other	—	—	—	—	1.1	1.1
Total	$5.2	$8.9	$14.1	$1.4	$3.4	$4.8

(G)	Operational Improvement Initiatives

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

Given the wide ranging impact of these initiatives, the Company has made or plans to make significant incremental investments in staffing, research and development projects and specialized consulting resources, including engaging certain additional, third party resources with specialization in the areas of manufacturing rationalization, procurement, logistics

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

and process optimization. The cost of these investments in external resources is expected to range from approximately $12.0 million to $14.0 million in 2013.

During the third quarter and nine months of 2013, the Company recorded approximately $2.2 million and $10.8 million, respectively, of operational improvement initiative costs. There were approximately $2.0 million and $2.1 million of costs associated with these activities during the third quarter and nine months of 2012, respectively.

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

Indemnifications

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries, including certain pension and environmental liabilities.  The Company has recorded liabilities in relation to these indemnifications of approximately $5.3 million at each of September 28, 2013 and December 31, 2012, of which approximately $2.5 million and $2.3 million, respectively, are recorded in accrued expenses and approximately $2.8 million and $3.0 million, respectively, are recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.  At September 28, 2013 and December 31, 2012, the undiscounted future payments related to these indemnifications were estimated to be approximately $5.5 million and $5.7 million, respectively.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

Changes in the Company’s combined short-term and long-term warranty liabilities during the third quarter and nine months of 2013 and 2012 are as follows:

	Third quarter of		Nine months of
	2013	2012	2013	2012
	(Dollar amounts in millions)
Balance, beginning of period	$58.0	$56.0	$54.7	$56.3
Warranties provided during period	11.2	6.9	25.7	19.6
Settlements made during period	(10.3)	(7.4)	(22.3)	(21.7)
Other changes in liability estimate, including expirations and acquisitions	0.5	0.8	1.3	2.1
Balance, end of period	$59.4	$56.3	$59.4	$56.3

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

(I)	Income Taxes

The provision for income taxes for the third quarter of 2013 and 2012 was approximately $3.5 million and $5.5 million, respectively. The provision for income taxes for the nine months of 2013 and 2012 was approximately $2.8 million and $18.4 million, respectively. The effective income tax rate of approximately 82.4% for the nine months of 2013 differs from the United States federal statutory rate of 35% principally as a result of losses in certain jurisdictions that cannot be benefited and the settlement of an uncertain tax position during the first quarter of 2013. Compared to the United States federal statutory rate of 35%, the effective income tax rate of approximately 45.5% for the nine months of 2012 reflects an increase in the valuation allowances related to certain deferred tax assets, state tax expense, and nondeductible expenses, partially offset by a decrease due to the effect of foreign operations.

The increase in valuation allowance relates to losses of certain foreign subsidiaries and losses in certain domestic jurisdictions. The Company has determined, based on the history of losses at these subsidiaries, that a valuation allowance is required for these loss carry-forwards since it is more likely than not that these loss carry-forwards will not be realized.

As of January 1, 2013, the Company had a liability of approximately $26.4 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  As a result of additional provisions during the nine months of 2013 and reversals related to an audit settlement, the liability for uncertain tax positions at September 28, 2013 was approximately $27.5 million. The liability for uncertain tax positions is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet. The corresponding amount of gross uncertain tax benefits was approximately $35.0 million and $34.5 million at September 28, 2013 and December 31, 2012, respectively.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

As of September 28, 2013 and December 31, 2012, the amount of uncertain tax positions that will impact the Company's effective tax rate is approximately $14.8 million and $14.6 million, respectively. The difference between the total amount of uncertain tax positions and the amount that will impact the effective tax rate represents the federal tax effect of state tax items, items that offset temporary differences, and items that will result in the reduction of other tax assets.

As of September 28, 2013, the Company had approximately $4.2 million in unrecognized benefits relating to various state and foreign tax issues, for which the statute of limitations is expected to expire in the fourth quarter of 2013. During the first quarter of 2013, the Company reached a settlement related to certain state income tax matters.  As a result, the Company settled total uncertain tax positions of approximately $2.3 million and related interest of approximately $0.8 million for approximately $0.7 million.  The settlement resulted in a tax benefit in the first quarter of 2013 of approximately $1.6 million, net of related federal tax effect.

As of September 28, 2013 and December 31, 2012, the total amount of accrued interest related to uncertain tax positions was approximately $2.8 million and $2.8 million, respectively.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

Unaudited net sales, operating earnings and earnings before provision for income taxes for the Company’s reporting segments for the third quarter and nine months of 2013 and 2012 were as follows:

	Third quarter of		Nine months of
	2013	2012	2013	2012
	(Dollar amounts in millions)
Net sales:
RESV	$150.0	$145.4	$444.7	$446.2
TECH	145.3	121.9	409.9	321.6
DMS	68.7	72.0	198.7	211.9
RHC	110.3	101.4	335.0	308.5
CES	114.9	116.7	350.7	407.7
Consolidated net sales	$589.2	$557.4	$1,739.0	$1,695.9

Operating earnings (loss):
RESV	$17.3	$18.5	$48.0	$54.7
TECH (1)	8.1	7.6	13.9	9.9
DMS	9.6	9.7	26.4	23.8
RHC	7.2	3.1	17.0	11.4
CES (2)	3.0	6.1	18.5	41.8
Subtotal	45.2	45.0	123.8	141.6
Unallocated, net (3)	(12.7)	(11.2)	(46.3)	(29.2)
Consolidated operating earnings	32.5	33.8	77.5	112.4
Interest expense	(24.8)	(23.7)	(74.2)	(72.2)
Investment income	—	0.1	0.1	0.2
Earnings before provision for income taxes	$7.7	$10.2	$3.4	$40.4

(1)
For the third quarter and nine months of 2013 includes a charge of approximately $2.3 million and $3.7 million, respectively, related to a product safety recall and other warranty matters and for the nine months of 2012, includes a charge of approximately $3.7 million relating to the decision to discontinue development of a certain new product.

(2)	For the third quarter and nine months of 2013, includes approximately $2.7 million and $5.9 million, respectively, related to certain warranty matters.

(3)
For the third quarter and nine months of 2013, includes approximately $1.9 million and $10.3 million, respectively, related to outside consulting fees and other costs relating to a program of operational improvement initiatives (see Note G, "Operational Improvement Initiatives") and for the nine months of 2013, includes approximately $1.7 million in one-time compensation charges.

See Note F, “Exit & Disposal Activities”, Note G, “Operational Improvement Initiatives”, and Note H, "Commitments & Contingencies", with respect to certain other items affecting segment earnings (loss).

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

(K)	Equity Activity

Restricted Stock

During the nine months of 2013, 76,527 shares of restricted stock vested, of which 23,600 shares of common stock were delivered to the Company as payment in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Stock Options

During the nine months of 2013, 49,741 stock options were exercised for common stock, of which 15,154 shares of common stock were delivered to the Company as payment in lieu of cash for stock options exercised and related minimum tax withholdings.

Warrants

During the nine months of 2013, 46,837 of warrants were exercised for common stock, of which 33,956 shares of common stock were delivered to the Company as payment in lieu of cash for warrants exercised.

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

The balances of each component, net of tax attributes, within accumulated other comprehensive loss for the third quarter and nine months of 2013 are as follows:

	Third quarter of 2013			Nine months of 2013
	Foreign Currency Translation	Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss	Foreign Currency Translation	Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(Dollar amounts in millions)
Balance, beginning of period	$(3.2)	$(23.7)	$(26.9)	$2.1	$(24.4)	$(22.3)

Other comprehensive income (loss) before reclassifications	2.9	(0.3)	2.6	(2.4)	(0.1)	(2.5)
Amounts reclassified from AOCI to SG&A (1)	—	0.2	0.2	—	0.7	0.7
Net current-period other comprehensive income (loss)	2.9	(0.1)	2.8	(2.4)	0.6	(1.8)

Balance, end of period	$(0.3)	$(23.8)	$(24.1)	$(0.3)	$(23.8)	$(24.1)

(1)	For additional information, see Note M, "Pension, Profit Sharing and & Other Post-Retirement Benefits".

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

(L)	Earnings per Share

Basic earnings per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliations between basic and diluted loss per share for the third quarter and nine months of 2013 and 2012 are as follows:

	Third quarter of		Nine months of
	2013	2012	2013	2012
	(Dollar amounts in millions, except per share data)

Net earnings	$4.2	$4.7	$0.6	$22.0

Weighted average common shares outstanding	15,386,600	15,152,779	15,361,118	15,138,895
Dilutive effect of common share equivalents	462,376	352,794	493,785	328,529
Dilutive shares outstanding	15,848,976	15,505,573	15,854,903	15,467,424

Basic earnings per share	$0.27	$0.31	$0.04	$1.45

Diluted earnings per share	$0.27	$0.30	$0.04	$1.42

The effect of certain potential common share equivalents, as outlined below, were excluded from the computation of diluted shares outstanding for the third quarter and nine months of 2013 and 2012 as their inclusion would have been anti-dilutive. Restricted stock awards which vest based upon achievement of performance targets were excluded from the diluted shares outstanding as the performance targets had not been met as of the end of the nine months of 2013 and 2012.

A summary of the weighted average anti-dilutive shares excluded from the third quarter and nine months of 2013 and 2012 is as follows:

	Third quarter of		Nine months of
	2013	2012	2013	2012
Warrants	—	789,474	—	789,474
Restricted stock	356,397	324,486	359,430	276,668
Stock options	122,771	36,508	108,163	54,336
Total	479,168	1,150,468	467,593	1,120,478

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

(M)	Pension, Profit Sharing & Other Post-Retirement Benefits

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing, and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension, profit sharing and other post-retirement health benefit expense charged to operations aggregated approximately $1.9 million and $2.4 million for the third quarter of 2013 and 2012, respectively, and aggregated approximately $6.2 million and $6.5 million for the nine months of 2013 and 2012, respectively.

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At September 28, 2013, the Company estimated that approximately $3.2 million would be contributed to the Company's defined benefit pension plans in 2013, of which approximately $2.9 million was contributed through the nine months of 2013.

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the third quarter and nine months of 2013 and 2012 consists of the following components:

	Third quarter of		Nine months of
	2013	2012	2013	2012
	(Dollar amounts in millions)
Service cost	$0.2	$0.1	$0.4	$0.3
Interest cost	1.8	1.9	5.2	5.6
Expected return on plan assets	(1.9)	(1.8)	(5.3)	(5.3)
Net amortization of actuarial loss	0.2	0.2	0.7	0.6
Net periodic benefit cost	$0.3	$0.4	$1.0	$1.2

There were no periodic benefit costs for the Company's post-retirement health benefit plan for either the third quarter or nine months of 2013 or 2012.

(N)	Fair Value

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820, Fair Value Measurements. The levels of the fair value hierarchy are described below:

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

Measured on a Recurring Basis

Restricted Investments and Marketable Securities (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at September 28, 2013 or December 31, 2012.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the unaudited condensed consolidated balance sheets at September 28, 2013 and December 31, 2012 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value (Level 1) because of their short-term nature.

Long-Term Debt -- At September 28, 2013, the fair value of the Company's long-term indebtedness was approximately $99.7 million higher than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before net unamortized premium of approximately $4.8 million. At December 31, 2012, the fair value of the Company’s long-term indebtedness was approximately $109.0 million higher than the amount on the Company's consolidated balance sheet, before net unamortized premium of approximately $5.3 million.  The Company determined the fair market value of its 10% Notes and 8.5% Notes using available market quotes (Level 1). For the Company's remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and the Term Loan Facility), the Company assumed that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and the Company's estimated credit risk.

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

Consolidating balance sheets related to Nortek, the Guarantors and non-Guarantor subsidiaries as of September 28, 2013 and December 31, 2012 and the related consolidating statements of operations, comprehensive income, and cash flows for the third quarter and nine month of 2013 and 2012 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

Condensed Consolidating Balance Sheet as of September 28, 2013

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$38.3	$17.5	$30.8	$—	$86.6
Restricted cash	—	—	0.2	—	0.2
Accounts receivable, less allowances	—	261.0	64.7	—	325.7
Intercompany receivables	1.7	—	52.8	(54.5)	—
Inventories, net	—	218.6	79.3	(8.4)	289.5
Prepaid expenses	2.9	10.9	5.6	—	19.4
Other current assets	0.4	6.8	11.1	—	18.3
Prepaid income taxes	12.5	16.5	—	(1.6)	27.4
Total current assets	55.8	531.3	244.5	(64.5)	767.1

Property and Equipment, at Cost:
Total property and equipment, net	6.5	146.2	68.0	—	220.7

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,221.7	403.5	—	(1,625.2)	—
Goodwill	—	361.2	15.7	—	376.9
Intangible assets, less accumulated amortization	—	639.7	32.9	(10.6)	662.0
Deferred tax asset	10.3	—	—	(10.3)	—
Other assets	21.1	16.2	0.8	—	38.1
Total other long-term assets	1,253.1	1,420.6	49.4	(1,646.1)	1,077.0
Total Assets	$1,315.4	$2,098.1	$361.9	$(1,710.6)	$2,064.8

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Short term bank obligations	$—	$—	$0.7	$—	$0.7
Current maturities of long-term debt	15.3	2.4	—	—	17.7
Accounts payable	2.7	122.8	107.2	—	232.7
Accrued expenses and taxes, net	51.4	156.4	45.0	—	252.8
Current deferred taxes	—	—	1.6	(1.6)	—
Intercompany payables	—	54.5	—	(54.5)	—
Total current liabilities	69.4	336.1	154.5	(56.1)	503.9

Other Liabilities:
Deferred income taxes	—	159.8	8.7	(13.5)	155.0
Other long-term liabilities	45.7	123.8	24.8	—	194.3
Long-term intercompany payables	—	—	44.9	(44.9)	—
	45.7	283.6	78.4	(58.4)	349.3

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,098.7	11.2	0.1	—	1,110.0

Stockholders' investment (deficit)	101.6	1,467.2	128.9	(1,596.1)	101.6
Total Liabilities and Stockholders' Investment (Deficit)	$1,315.4	$2,098.1	$361.9	$(1,710.6)	$2,064.8

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the third quarter ended September 28, 2013

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$510.6	$185.8	$(107.2)	$589.2
Cost of products sold	—	365.2	156.2	(107.3)	414.1
Gross profit	—	145.4	29.6	0.1	175.1
Selling, general and administrative expense, net	13.1	94.1	22.2	—	129.4
Amortization of intangible assets	—	12.7	0.7	(0.2)	13.2
Operating (loss) earnings	(13.1)	38.6	6.7	0.3	32.5
Interest expense	(24.2)	(0.6)	—	—	(24.8)
Investment income	—	—	—	—	—
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(37.3)	38.0	6.7	0.3	7.7
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	45.0	(16.4)	0.3	(28.9)	—
Earnings (loss) before provision (benefit) for income taxes	7.7	21.6	7.0	(28.6)	7.7
Provision (benefit) for income taxes	3.5	7.4	3.8	(11.2)	3.5
Net earnings (loss)	$4.2	$14.2	$3.2	$(17.4)	$4.2

Comprehensive income (loss)	$7.0	$14.2	$6.0	$(20.2)	$7.0

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
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
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the first nine months ended September 28, 2013

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$1,489.3	$550.7	$(301.0)	$1,739.0
Cost of products sold	—	1,067.4	464.8	(298.9)	1,233.3
Gross profit	—	421.9	85.9	(2.1)	505.7
Selling, general and administrative expense, net	46.1	275.5	68.5	—	390.1
Amortization of intangible assets	—	36.6	2.1	(0.6)	38.1
Operating (loss) earnings	(46.1)	109.8	15.3	(1.5)	77.5
Interest expense	(72.2)	(1.9)	(0.1)	—	(74.2)
Investment income	—	—	0.1	—	0.1
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(118.3)	107.9	15.3	(1.5)	3.4
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	121.7	(51.3)	0.8	(71.2)	—
Earnings (loss) before provision (benefit) for income taxes	3.4	56.6	16.1	(72.7)	3.4
Provision (benefit) for income taxes	2.8	15.6	7.8	(23.4)	2.8
Net earnings (loss)	$0.6	$41.0	$8.3	$(49.3)	$0.6

Comprehensive (loss) income	$(1.2)	$41.1	$6.0	$(47.1)	$(1.2)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

Condensed Consolidating Cash Flow Statement
For the first nine months ended September 28, 2013

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(100.3)	$194.0	$2.3	$96.0
Cash Flows from investing activities:
Capital expenditures	(4.3)	(20.6)	(8.0)	(32.9)
Net cash paid for businesses acquired	(145.5)	—	(0.9)	(146.4)
Proceeds from the sale of property and equipment	—	0.1	—	0.1
Change in restricted cash and marketable securities	0.1	0.1	—	0.2
Other, net	—	(1.6)	0.6	(1.0)
Net cash used in investing activities	(149.7)	(22.0)	(8.3)	(180.0)

Cash Flows from financing activities:
Proceeds from borrowings	135.0	—	2.3	137.3
Payment of borrowings	(105.3)	(1.9)	(2.2)	(109.4)
Net use from equity transactions	(1.8)	—	—	(1.8)
Long-term intercompany advances and loans	165.7	(165.7)	—	—
Other, net	(0.2)	—	—	(0.2)
Net cash provided by (used in) financing activities	193.4	(167.6)	0.1	25.9
Net change in unrestricted cash and cash equivalents	(56.6)	4.4	(5.9)	(58.1)
Unrestricted cash and cash equivalents at the beginning of the period	94.9	13.1	36.7	144.7
Unrestricted cash and cash equivalents at the end of the period	$38.3	$17.5	$30.8	$86.6

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

Condensed Consolidating Cash Flow Statement
For the first nine months ended September 29, 2012

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(86.2)	$201.6	$22.5	$137.9
Cash Flows from investing activities:
Capital expenditures	(0.7)	(11.5)	(3.9)	(16.1)
Net cash paid for businesses acquired	(2.6)	—	—	(2.6)
Investment in joint venture	—	6.5	(6.5)	—
Proceeds from the sale of property and equipment	—	2.4	0.1	2.5
Change in restricted cash and marketable securities	0.1	0.1	—	0.2
Other, net	0.1	0.2	0.2	0.5
Net cash used in investing activities	(3.1)	(2.3)	(10.1)	(15.5)

Cash Flows from financing activities:
Proceeds from borrowings	30.0	—	3.5	33.5
Payment of borrowings	(57.6)	(1.8)	(22.6)	(82.0)
Fees paid in connection with debt facilities	(1.3)	—	—	(1.3)
Long-term intercompany advances and loans	186.1	(194.4)	8.3	—
Other, net	(0.1)	—	—	(0.1)
Net cash provided by (used in) financing activities	157.1	(196.2)	(10.8)	(49.9)
Net change in unrestricted cash and cash equivalents	67.8	3.1	1.6	72.5
Unrestricted cash and cash equivalents at the beginning of the period	17.8	9.3	31.1	58.2
Unrestricted cash and cash equivalents at the end of the period	$85.6	$12.4	$32.7	$130.7

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

Basis of Presentation

We operate on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended September 28, 2013 (“third quarter of 2013”) and September 29, 2012 (“third quarter of 2012”) each include 91 days. The first nine months ended September 28, 2013 ("nine months of 2013") and September 29, 2012 ("nine months of 2012") include 271 days and 273 days, respectively.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

Industry Overview

Critical factors affecting our future performance, including our level of sales, profitability, and cash flows are the levels of residential remodeling and replacement activity, and new residential and non-residential construction activity. The level of new construction activity and the level of residential remodeling and replacement activity are affected by seasonality and cyclical factors such as interest rates, inflation, consumer spending, employment levels, and other macroeconomic factors over which we have no control. Any decline in economic activity as a result of these or other factors typically results in a decline in residential and non-residential new construction and remodeling and replacement spending, which would result in a decrease in our sales, profitability, and cash flows.

Instability in the credit and financial markets, troubles in the mortgage market, the level of unemployment, and the decline in home values could have a negative impact on residential and non-residential new construction activity, consumer disposable income, and spending on home remodeling and repairs. These factors could have an adverse effect on our operating results.

Changes in key industry activity affecting our businesses in North America for the third quarter and nine months of 2013, the fourth quarter of 2012 and the full year of 2012 as compared to the prior comparable periods were as follows:

		% Increase (Decrease)
	Source of Data	3rd Quarter 2013	9 Months 2013	4th Quarter 2012	Full Year 2012
Private residential construction spending	1	18%	21%	17%	15%
Total U.S. housing starts	1	18%	23%	36%	28%
Total Canadian housing starts	2	(13)%	(15)%	1%	11%
New home sales	1	8%	20%	18%	21%
Existing home sales	3	15%	12%	13%	9%
Residential improvement spending	1	4%	5%	(3)%	4%
Central air conditioning and heat pump shipments	4	9%	10%	20%	2%
Gas furnace shipments	4	8%	17%	6%	1%
Private non-residential construction spending	1	3%	2%	19%	16%
Manufactured housing shipments	5	9%	6%	(10)%	6%
Residential fixed investment spending	6	n/a	n/a	15%	12%

Source of data, based upon most recently available data:

(1)	U.S. Census Bureau

(2)	Canada Mortgage and Housing Corporation

(3)	National Association of Realtors

(4)	Air Conditioning, Heating and Refrigeration Institute

(5)	Institute for Building Technology and Safety

(6)	U.S. Bureau of Economic Analysis

(n/a)	Not available

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

Outlook

For the remainder of 2013, we expect activity in the residential construction markets to continue to be up from the levels we experienced in 2012. During the nine months of 2013, U.S. housing starts, as well as new and existing home sales, were up as compared to the same periods of 2012. Residential construction spending also was up, driven primarily by strength in new construction. We believe, however, that it is premature to conclude that a sustainable housing recovery is under way as the United States and certain other countries still face certain challenges such as high unemployment and stricter mortgage lending practices.

As discussed below in "- Liquidity and Capital Resources - Operational Improvement Initiatives", we are well along in a transformation process focused on improving our strategic sourcing and supply chain capabilities, streamlining our warehousing and logistics, and optimizing our manufacturing footprint. Although our investments in these initiatives have reduced our operating margins in recent quarters, we believe they will begin generating savings as planned in the fourth quarter, primarily related to sourcing improvements.

With these operational initiatives under way, we believe that we are in a position to focus more of our attention on ways to increase net sales. Toward that end, we have begun to execute on numerous marketing and product development strategies aimed at adding products that can accelerate our growth by leveraging our brands and distribution channels. We are approaching 2014 with a cautiously optimistic view of our end markets and with a keen focus on driving improvement through our transformation initiatives and sales growth strategies.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

Results of Operations
Our consolidated operating results for the third quarter of 2013 and 2012 were as follows:

	Third quarter of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$589.2	100.0%	$557.4	100.0%	$31.8	N/A %

COGS:
Material costs	282.5	47.9	275.3	49.4	7.2	(1.5)
Labor costs	31.1	5.3	29.9	5.4	1.2	(0.1)
Overhead costs	100.5	17.1	93.8	16.8	6.7	0.3
Total COGS	414.1	70.3	399.0	71.6	15.1	(1.3)
Gross profit	175.1	29.7	158.4	28.4	16.7	1.3
SG&A	129.4	22.0	113.6	20.4	15.8	1.6
Amortization of intangible assets	13.2	2.2	11.0	2.0	2.2	0.2
Operating earnings	32.5	5.5	33.8	6.0	(1.3)	(0.5)
Interest expense	(24.8)	(4.2)	(23.7)	(4.2)	(1.1)	—
Investment income	—	—	0.1	—	(0.1)	—
Earnings before provision for income taxes	7.7	1.3	10.2	1.8	(2.5)	(0.5)
Provision for income taxes	3.5	0.6	5.5	1.0	(2.0)	(0.4)
Net earnings	$4.2	0.7%	$4.7	0.8%	$(0.5)	(0.1)%

Other financial information:
Depreciation and amortization	$23.0	3.9%	$21.7	3.9%	$1.3	—%
Share-based compensation expense	3.1	0.5	1.3	0.2	1.8	0.3
Restructuring and transformation charges	4.9	0.8	3.5	0.6	1.4	0.2
Other	—	—	(1.1)	(0.2)	1.1	0.2

Net sales and operating earnings by segment for the third quarter of 2013 and 2012 were as follows:

	Net Sales				Operating Earnings (Loss)
	Third quarter of		Change		Third quarter of		Change
	2013	2012	$	%	2013	2012	$	%
	(Dollar amounts in millions)

RESV	$150.0	$145.4	$4.6	3.2%	$17.3	$18.5	$(1.2)	(6.5)%
TECH	145.3	121.9	23.4	19.2	8.1	7.6	0.5	6.6
DMS	68.7	72.0	(3.3)	(4.6)	9.6	9.7	(0.1)	(1.0)
RHC	110.3	101.4	8.9	8.8	7.2	3.1	4.1	*
CES	114.9	116.7	(1.8)	(1.5)	3.0	6.1	(3.1)	(50.8)
	$589.2	$557.4	$31.8	5.7%	45.2	45.0	0.2	0.4
Unallocated					(12.7)	(11.2)	(1.5)	(13.4)
					$32.5	$33.8	$(1.3)	(3.8)%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

Our consolidated operating results for the nine months of 2013 and 2012 were as follows:

	Nine months of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$1,739.0	100.0%	$1,695.9	100.0%	$43.1	N/A %

COGS:
Material costs	833.7	47.9	817.8	48.2	15.9	(0.3)
Labor costs	92.6	5.3	98.1	5.8	(5.5)	(0.5)
Overhead costs	307.0	17.7	291.8	17.2	15.2	0.5
Total COGS	1,233.3	70.9	1,207.7	71.2	25.6	(0.3)
Gross profit	505.7	29.1	488.2	28.8	17.5	0.3
SG&A	390.1	22.4	342.8	20.2	47.3	2.2
Amortization of intangible assets	38.1	2.2	33.0	2.0	5.1	0.2
Operating earnings	77.5	4.5	112.4	6.6	(34.9)	(2.1)
Interest expense	(74.2)	(4.3)	(72.2)	(4.2)	(2.0)	(0.1)
Investment income	0.1	—	0.2	—	(0.1)	—
(Loss) earnings before (benefit) provision for income taxes	3.4	0.2	40.4	2.4	(37.0)	(2.2)
(Benefit) provision for income taxes	2.8	0.1	18.4	1.1	(15.6)	(1.0)
Net (loss) earnings	$0.6	0.1%	$22.0	1.3%	$(21.4)	(1.2)%

Other financial information:
Depreciation and amortization	$69.8	4.0%	$62.7	3.7%	$7.1	0.3%
Share-based compensation expense	10.4	0.6	2.8	0.2	7.6	0.4
Restructuring and transformation charges	24.9	1.4	6.9	0.4	18.0	1.0
Other	4.0	0.2	2.1	0.1	1.9	0.1

Net sales and operating earnings by segment for the nine months of 2013 and 2012 were as follows:

	Net Sales				Operating Earnings (Loss)
	Nine months of		Change		Nine months of		Change
	2013	2012	$	%	2013	2012	$	%
	(Dollar amounts in millions)

RESV	$444.7	$446.2	$(1.5)	(0.3)%	$48.0	$54.7	$(6.7)	(12.2)%
TECH	409.9	321.6	88.3	27.5	13.9	9.9	4.0	40.4
DMS	198.7	211.9	(13.2)	(6.2)	26.4	23.8	2.6	10.9
RHC	335.0	308.5	26.5	8.6	17.0	11.4	5.6	49.1
CES	350.7	407.7	(57.0)	(14.0)	18.5	41.8	(23.3)	(55.7)
	$1,739.0	$1,695.9	$43.1	2.5%	123.8	141.6	(17.8)	(12.6)
Unallocated					(46.3)	(29.2)	(17.1)	(58.6)
					$77.5	$112.4	$(34.9)	(31.0)%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

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

We report our financial results in accordance with U.S. GAAP. However, we believe that certain non-GAAP performance measures used in managing the business may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods. Non-GAAP performance measures should be viewed in addition to, and not as an alternative for, our reported results. We provide net sales and COGS excluding the impact of foreign currency and acquisitions as a supplement to net sales and cost of products sold as determined by U.S. GAAP in order to provide readers with a clearer basis to assess our results over time. This measure is considered a non-GAAP financial measure and is calculated by translating the current period net sales and cost of products sold in functional currency to U.S. dollars using the prior year's exchange rate.

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

The operating results for the RESV segment for the third quarter of 2013 and 2012 were as follows:

	Third quarter of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$150.0	100.0%	$145.4	100.0%	$4.6	N/A %

COGS:
Material costs	62.3	41.5	61.8	42.5	0.5	(1.0)
Labor costs	7.7	5.1	8.0	5.5	(0.3)	(0.4)
Overhead costs	30.7	20.5	28.5	19.6	2.2	0.9
Total COGS	100.7	67.1	98.3	67.6	2.4	(0.5)
Gross Profit	49.3	32.9	47.1	32.4	2.2	0.5
SG&A	28.2	18.8	24.8	17.1	3.4	1.7
Amortization of intangible assets	3.8	2.6	3.8	2.6	—	—
Operating earnings	$17.3	11.5%	$18.5	12.7%	$(1.2)	(1.2)%

Other financial information:
Depreciation and amortization	$6.9	4.6%	$7.7	5.3%	$(0.8)	(0.7)%
Share-based compensation expense	0.4	0.3	0.1	0.1	0.3	0.2
Other	0.2	0.1	(0.3)	(0.2)	0.5	0.3

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

The operating results for the RESV segment for the nine months of 2013 and 2012 were as follows:

	Nine months of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$444.7	100.0%	$446.2	100.0%	$(1.5)	N/A %

COGS:
Material costs	185.5	41.7	188.0	42.1	(2.5)	(0.4)
Labor costs	23.3	5.2	25.6	5.7	(2.3)	(0.5)
Overhead costs	95.3	21.5	91.8	20.6	3.5	0.9
Total COGS	304.1	68.4	305.4	68.4	(1.3)	—
Gross Profit	140.6	31.6	140.8	31.6	(0.2)	—
SG&A	81.2	18.3	74.7	16.7	6.5	1.6
Amortization of intangible assets	11.4	2.5	11.4	2.6	—	(0.1)
Operating earnings	$48.0	10.8%	$54.7	12.3%	$(6.7)	(1.5)%

Other financial information:
Depreciation and amortization	$19.8	4.5%	$22.1	5.0%	$(2.3)	(0.5)%
Share-based compensation expense	1.1	0.2	0.2	—	0.9	0.2
Restructuring and transformation charges	—	—	0.1	—	(0.1)	—
Other	0.1	—	(0.8)	(0.2)	0.9	0.2

Net sales in the RESV segment for the third quarter and nine months of 2013 reflect an increase of approximately $4.6 million and a decrease of approximately $1.5 million, respectively, from the comparable periods of 2012. Net sales for the third quarter and nine months of 2013 declined partially due to the effects of foreign exchange rates of approximately $0.9 million and $1.6 million, respectively. Excluding the effect of changes in foreign currency exchange rates, net sales in the RESV segment for the third quarter of 2013 increased approximately $5.5 million and for the nine months of 2013 increased slightly as compared to the same periods of 2012.

The increase in net sales for the third quarter of 2013 as compared to the 2012 period is primarily attributable to volume/mix increases. North American sales in the third quarter of 2013 increased approximately $5.3 million, while sales in the segment's European range hood business declined approximately $0.6 million. Excluding the effect of changes in foreign currency exchange rates, North American sales in the third quarter of 2013 increased approximately $6.8 million, while sales in the segment's European range hood business declined approximately $1.2 million. The increase in North American sales for the third quarter of 2013 is attributable to increases in U.S. sales of approximately $7.9 million, partially offset by a decrease in Canadian sales of approximately $1.1 million. The increase in U.S. sales is primarily attributable to increases in the wholesale and appliance distribution channels of approximately $3.7 million and $3.3 million, respectively. The decrease in Canadian sales is primarily attributable to softness in the retail distribution channel and a decline in Canadian housing starts. The decline in sales in the European range hood business is primarily attributable to the discontinuation of low margin business and the continued economic downturn in that region.

The decrease in net sales for the nine months of 2013 as compared to the 2012 period is primarily attributable to the effects of changes in foreign currency exchange rates, partially offset by increases in volume/mix and improved pricing. Net sales for the segment's European range hood business declined approximately $8.5 million during the nine months of 2013, while North American sales in the nine months of 2013 increased approximately $6.6 million. Excluding the effect of changes in foreign currency exchange rates, net sales for the segment's European range hood business declined approximately $9.2 million during the nine months of 2013, while North American sales in the nine months of 2013 increased approximately $8.9 million. As noted previously, the decline in sales in the European range hood business is primarily attributable to the discontinuation of low margin business and the continued economic downturn in that region. The increase in North American sales for the nine months of 2013 is attributable to increases in U.S. sales of approximately $13.7 million, partially offset by a decrease in Canadian sales of

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

approximately $4.8 million. The increase in U.S. sales is primarily attributable to increases in the wholesale and appliance distribution channels of approximately $11.3 million and $6.1 million, respectively, partially offset by a decrease in the retail distribution channel of approximately $5.5 million due in part to increased competition, including from house brands of a large retail customer. The decrease in Canadian sales is primarily attributable to softness in the retail distribution channel and a decline in Canadian housing starts.

COGS as a percentage of net sales decreased slightly during the third quarter of 2013 and remained relatively flat for the nine months of 2013 as compared to the 2012 periods. Material costs as a percentage of net sales for the third quarter and nine months of 2013 decreased as compared to the 2012 periods, in part due to our operational improvement initiatives. Overhead and other costs increased in the third quarter and nine months of 2013 as compared to the 2012 periods and primarily reflect an increase in product liability expense of approximately $1.5 million and $4.3 million, respectively, as compared to the 2012 periods principally as a result of favorable claims settlement experienced during 2012.

The increase in SG&A as a percentage of net sales for the third quarter and nine months of 2013 is primarily attributable to an increase in net foreign exchange losses of approximately $0.4 million and $1.1 million, respectively, related to transactions, including intercompany debt not indefinitely invested in the Company's subsidiaries, increases in share-based compensation, selling, marketing and product development expense, and a gain in the nine months of 2012 related to a legal settlement of approximately $0.7 million with no comparable gain in 2013.

TECH Segment

The TECH segment manufactures and distributes a broad array of products designed to provide convenience and security for residential and certain commercial applications. The principal product categories sold in this segment include audio/video distribution and control equipment, and security and access control products.

The operating results for the TECH segment for the third quarter of 2013 and 2012 were as follows:

	Third quarter of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$145.3	100.0%	$121.9	100.0%	$23.4	N/A %

COGS:
Material costs	76.4	52.6	67.7	55.5	8.7	(2.9)
Labor costs	1.3	0.9	1.3	1.1	—	(0.2)
Overhead costs	16.1	11.1	11.0	9.0	5.1	2.1
Total COGS	93.8	64.6	80.0	65.6	13.8	(1.0)
Gross Profit	51.5	35.4	41.9	34.4	9.6	1.0
SG&A	38.8	26.7	31.8	26.1	7.0	0.6
Amortization of intangible assets	4.6	3.2	2.5	2.1	2.1	1.1
Operating earnings	$8.1	5.5%	$7.6	6.2%	$0.5	(0.7)%

Other financial information:
Depreciation and amortization	$5.8	4.0%	$3.6	3.0%	$2.2	1.0%
Share-based compensation expense	0.4	0.3	0.1	0.1	0.3	0.2
Restructuring and transformation charges	2.0	1.4	1.1	0.9	0.9	0.5
Other	0.4	0.3	(1.0)	(0.8)	1.4	1.1

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

The operating results for the TECH segment for the nine months of 2013 and 2012 were as follows:

	Nine months of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$409.9	100.0%	$321.6	100.0%	$88.3	N/A %

COGS:
Material costs	217.9	53.2	166.4	51.7	51.5	1.5
Labor costs	4.5	1.1	3.3	1.0	1.2	0.1
Overhead costs	46.3	11.3	38.5	12.0	7.8	(0.7)
Total COGS	268.7	65.6	208.2	64.7	60.5	0.9
Gross Profit	141.2	34.4	113.4	35.3	27.8	(0.9)
SG&A	115.3	28.1	95.9	29.8	19.4	(1.7)
Amortization of intangible assets	12.0	2.9	7.6	2.4	4.4	0.5
Operating earnings	$13.9	3.4%	$9.9	3.1%	$4.0	0.3%

Other financial information:
Depreciation and amortization	$18.8	4.6%	$11.0	3.4%	$7.8	1.2%
Share-based compensation expense	1.2	0.3	0.2	0.1	1.0	0.2
Restructuring and transformation charges	6.6	1.6	3.6	1.1	3.0	0.5
Other	2.5	0.6	2.6	0.8	(0.1)	(0.2)

During the second quarter of 2013, we acquired all of the outstanding common stock of 2GIG. Prior to the acquisition of 2GIG, 2GIG was a large security customer for the segment. The incremental sales associated with this acquisition, combined with the previously disclosed change in revenue recognition during the first quarter of 2013 were approximately $11.1 million and $67.5 million for the third quarter and nine months of 2013, respectively. The acquisition of Gefen Distribution contributed approximately $1.7 million and $3.9 million to the increase in net sales during the third quarter and nine months of 2013, respectively. Excluding the impact of 2GIG and Gefen Distribution as noted above, sales of security and access control products increased approximately $15.3 million and $38.1 million for the third quarter and nine months of 2013, respectively, while sales of audio/video distribution products decreased approximately $4.7 million and $21.2 million during the third quarter and nine months of 2013, respectively.

The impact of 2GIG and Gefen Distribution contributed approximately $0.3 million and $42.8 million to COGS during the third quarter and nine months of 2013, respectively, of which approximately $3.1 million relates to the amortization of fair value allocated to inventory in the nine months of 2013. COGS as a percentage of net sales decreased in the third quarter of 2013 and increased in the nine months of 2013 as compared to 2012. In the third quarter of 2013, the decrease was primarily as a result of the net impact of a decrease in material costs as a percentage of net sales and an increase in overhead costs as a percentage of net sales. The decrease in material costs as a percentage of net sales is primarily attributable to a change in product mix, while the increase in overhead costs as a percentage of net sales is primarily as a result of the items noted below. The increase in COGS as a percentage of net sales for the nine months of 2013 as compared to 2012 was primarily as a result of the items noted above and below. COGS for the third quarter and nine months of 2013 also includes a charge of approximately $2.3 million and $3.7 million, respectively, related to a product safety recall and other warranty matters, and a charge of approximately $0.4 million and $1.0 million, respectively, related to the discontinuation of certain products within the segment. The nine months of 2012 include a charge of approximately $3.7 million relating to the decision to discontinue development of a certain new product.

The impact of 2GIG and Gefen Distribution contributed approximately $4.9 million and $12.6 million to SG&A during the third quarter and nine months of 2013, respectively. The decrease in SG&A as a percentage of net sales for the nine months of 2013 is primarily the result of cost reductions associated with combining the operations of certain subsidiaries within the segment, as well as an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses. SG&A for the third quarter and nine months of 2013 includes an increase of approximately $0.6 million and $3.8 million, respectively, in

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

severance and other charges related to exit and disposal activities and in the nine months of 2013, includes acquisition related costs of approximately $1.5 million.

Amortization of intangible assets increased in the third quarter and nine months of 2013 primarily as a result of the acquisition of 2GIG.

DMS Segment

The DMS segment manufactures and distributes a broad array of products designed with ergonomic features including wall mounts, desk mounts, arms, carts, workstations, and stands that attach to or support a variety of display devices such as computer monitors, notebook computers and flat panel displays.

The operating results for the DMS segment for the third quarter of 2013 and 2012 were as follows:

	Third quarter of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$68.7	100.0%	$72.0	100.0%	$(3.3)	N/A %

COGS:
Material costs	31.4	45.7	34.4	47.8	(3.0)	(2.1)
Labor costs	1.8	2.6	1.4	1.9	0.4	0.7
Overhead costs	7.9	11.5	8.6	12.0	(0.7)	(0.5)
Total COGS	41.1	59.8	44.4	61.7	(3.3)	(1.9)
Gross Profit	27.6	40.2	27.6	38.3	—	1.9
SG&A	14.8	21.5	14.9	20.7	(0.1)	0.8
Amortization of intangible assets	3.2	4.7	3.0	4.1	0.2	0.6
Operating earnings	$9.6	14.0%	$9.7	13.5%	$(0.1)	0.5%

Other financial information:
Depreciation and amortization	$4.4	6.4%	$4.2	5.8%	$0.2	0.6%
Share-based compensation expense	0.1	0.1	—	—	0.1	0.1
Restructuring and transformation charges	0.4	0.6	—	—	0.4	0.6

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

The operating results for the DMS segment for the nine months of 2013 and 2012 were as follows:

	Nine months of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$198.7	100.0%	$211.9	100.0%	$(13.2)	N/A %

COGS:
Material costs	89.8	45.2	104.8	49.5	(15.0)	(4.3)
Labor costs	5.0	2.5	4.1	1.9	0.9	0.6
Overhead costs	23.1	11.6	25.1	11.9	(2.0)	(0.3)
Total COGS	117.9	59.3	134.0	63.3	(16.1)	(4.0)
Gross Profit	80.8	40.7	77.9	36.7	2.9	4.0
SG&A	44.7	22.5	45.2	21.3	(0.5)	1.2
Amortization of intangible assets	9.7	4.9	8.9	4.2	0.8	0.7
Operating earnings	$26.4	13.3%	$23.8	11.2%	$2.6	2.1%

Other financial information:
Depreciation and amortization	$13.3	6.7%	$12.4	5.9%	$0.9	0.8%
Share-based compensation expense	0.2	0.1	—	—	0.2	0.1
Restructuring and transformation charges	0.4	0.2	—	—	0.4	0.2

Net sales in the DMS segment for the third quarter and nine months of 2013 decreased approximately $3.3 million and $13.2 million, respectively, from the comparable periods of 2012. Sales to original equipment manufacturer customers contributed approximately $1.6 million and $10.3 million to the decrease in net sales during the third quarter and nine months of 2013, respectively, while retail sales contributed approximately $2.5 million and $8.6 million to the decrease in net sales during the third quarter and nine months of 2013, respectively. These decreases are primarily the result of the global decline in personal computer and television sales, as well as our strategic exit from low gross margin business. The decreases in OEM and retail sales were partially offset by increases in net sales for Ergotron branded products, primarily driven by ergonomic sit-stand and device management carts, of approximately $0.6 million and $5.4 million for the third quarter and nine months of 2013, respectively.

COGS as a percentage of net sales decreased in the third quarter and nine months of 2013, as compared to the corresponding 2012 periods primarily as a result of changes in the relative mix of products sold within the segment.

The increase in SG&A as a percentage of net sales for the third quarter and nine months of 2013 as compared to 2012 is primarily the result of a decrease in net sales without a proportionate decrease in SG&A due to the fixed nature of certain expenses and increased professional fees.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

RHC Segment

The RHC segment manufactures and sells heating, ventilating, and air conditioning systems for site-built residential and manufactured housing structures, and certain commercial markets. The principal products sold by the segment are split-system and packaged air conditioners and heat pumps, air handlers, furnaces, and related equipment.

The operating results for the RHC segment for the third quarter of 2013 and 2012 were as follows:

	Third quarter of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$110.3	100.0%	$101.4	100.0%	$8.9	N/A %

COGS:
Material costs	64.5	58.5	61.3	60.4	3.2	(1.9)
Labor costs	3.5	3.2	3.3	3.3	0.2	(0.1)
Overhead costs	18.6	16.8	20.8	20.5	(2.2)	(3.7)
Total COGS	86.6	78.5	85.4	84.2	1.2	(5.7)
Gross Profit	23.7	21.5	16.0	15.8	7.7	5.7
SG&A	16.3	14.8	12.6	12.4	3.7	2.4
Amortization of intangible assets	0.2	0.2	0.3	0.3	(0.1)	(0.1)
Operating earnings	$7.2	6.5%	$3.1	3.1%	$4.1	3.4%

Other financial information:
Depreciation and amortization	$2.4	2.2%	$3.2	3.2%	$(0.8)	(1.0)%
Share-based compensation expense	0.2	0.2	—	—	0.2	0.2
Restructuring and transformation charges	0.6	0.5	0.2	0.2	0.4	0.3

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

The operating results for the RHC segment for the nine months of 2013 and 2012 were as follows:

	Nine months of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$335.0	100.0%	$308.5	100.0%	$26.5	N/A %

COGS:
Material costs	197.3	58.9	188.9	61.2	8.4	(2.3)
Labor costs	10.6	3.2	10.1	3.3	0.5	(0.1)
Overhead costs	63.7	19.0	57.5	18.6	6.2	0.4
Total COGS	271.6	81.1	256.5	83.1	15.1	(2.0)
Gross Profit	63.4	18.9	52.0	16.9	11.4	2.0
SG&A	45.8	13.6	39.9	13.0	5.9	0.6
Amortization of intangible assets	0.6	0.2	0.7	0.2	(0.1)	—
Operating earnings	$17.0	5.1%	$11.4	3.7%	$5.6	1.4%

Other financial information:
Depreciation and amortization	$7.9	2.4%	$8.3	2.7%	$(0.4)	(0.3)%
Share-based compensation expense	0.7	0.2	0.1	—	0.6	0.2
Restructuring and transformation charges	7.0	2.1	0.2	0.1	6.8	2.0
Other	(0.1)	—	—	—	(0.1)	—

The increase in net sales for the third quarter and nine months of 2013 is primarily the result of improving market conditions, continued increased private label sales to specific customers, ongoing efforts to attract new customers, and the addition of several new distribution customers as compared to the third quarter of 2012. Sales in North America increased approximately $8.3 million and $29.9 million during the third quarter and nine months of 2013, respectively, as compared to the 2012 periods, while sales to customers in other regions increased approximately $0.6 million and declined approximately $3.4 million in the third quarter and nine months of 2013, respectively, as compared to the 2012 periods.

The decrease in COGS as a percentage of net sales is primarily attributable to favorable pricing, lower outbound freight costs, lower material costs as a percentage of net sales (partly due to our operational improvement initiatives), and to a lesser extent in the third quarter of 2013 favorable manufacturing overhead absorption. These decreases were partially offset by unfavorable sales mix. Additionally, during the third quarter and nine months of 2013, the RHC segment recorded approximately $0.6 million and $7.0 million of severance and other charges within COGS related to the planned Manufacturing Rationalization and Relocation Initiative discussed further in "- Liquidity and Capital Resources - Operational Improvement Initiatives".

The increase in SG&A in the third quarter and nine months of 2013 primarily relates to increased costs associated with strategic initiatives occurring within the segment, as well as, increased royalty fees.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

CES Segment

The CES segment manufactures and sells custom-designed and engineered heating, ventilating and air conditioning products and systems that meet customer specifications. The principal products sold by the segment are air handlers and large custom rooftop cooling and heating products.

The operating results for the CES segment for the third quarter of 2013 and 2012 were as follows:

	Third quarter of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$114.9	100.0%	$116.7	100.0%	$(1.8)	N/A %

COGS:
Material costs	47.9	41.7	50.1	42.9	(2.2)	(1.2)
Labor costs	16.8	14.6	15.9	13.6	0.9	1.0
Overhead costs	27.2	23.7	24.9	21.4	2.3	2.3
Total COGS	91.9	80.0	90.9	77.9	1.0	2.1
Gross Profit	23.0	20.0	25.8	22.1	(2.8)	(2.1)
SG&A	18.6	16.2	18.3	15.7	0.3	0.5
Amortization of intangible assets	1.4	1.2	1.4	1.2	—	—
Operating earnings	$3.0	2.6%	$6.1	5.2%	$(3.1)	(2.6)%

Other financial information:
Depreciation and amortization	$3.1	2.7%	$2.9	2.5%	$0.2	0.2%
Share-based compensation expense	0.3	0.3	0.1	0.1	0.2	0.2
Restructuring and transformation charges	—	—	0.4	0.3	(0.4)	(0.3)
Other	(0.2)	(0.2)	—	—	(0.2)	(0.2)

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

The operating results for the CES segment for the nine months of 2013 and 2012 were as follows:

	Nine months of
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$350.7	100.0%	$407.7	100.0%	$(57.0)	N/A %

COGS:
Material costs	143.2	40.7	169.7	41.6	(26.5)	(0.9)
Labor costs	49.2	14.0	55.0	13.5	(5.8)	0.5
Overhead costs	78.6	22.5	78.9	19.4	(0.3)	3.1
Total COGS	271.0	77.2	303.6	74.5	(32.6)	2.7
Gross Profit	79.7	22.8	104.1	25.5	(24.4)	(2.7)
SG&A	56.8	16.2	57.9	14.2	(1.1)	2.0
Amortization of intangible assets	4.4	1.3	4.4	1.0	—	0.3
Operating earnings	$18.5	5.3%	$41.8	10.3%	$(23.3)	(5.0)%

Other financial information:
Depreciation and amortization	$9.3	2.7%	$8.8	2.2%	$0.5	0.5%
Share-based compensation expense	1.0	0.3	0.2	—	0.8	0.3
Restructuring and transformation charges	0.6	0.2	1.1	0.3	(0.5)	(0.1)
Other	(0.7)	(0.2)	(0.2)	—	(0.5)	(0.2)

Net sales in the CES segment for the third quarter and nine months of 2013 reflect a decrease of approximately $1.5 million and $2.7 million, respectively, from the comparable 2012 periods attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the CES segment for the third quarter and nine months of 2013 decreased approximately $0.3 million and $54.3 million, respectively, from the comparable 2012 periods.  This decrease in net sales is primarily the result of decreased shipment levels of air handlers, clean room equipment and packaged equipment in the U.S. market.  Sales relating to a major customer decreased approximately $7.2 million and $22.6 million during the third quarter and nine months of 2013, respectively, as compared to 2012. Backlog for CES products expected to be filled within the next twelve months was approximately $264.9 million at September 28, 2013, approximately $213.4 million at December 31, 2012 and approximately $206.2 million at September 29, 2012.  While there continues to be signs of continued weakness in non-residential construction, the increase in backlog since December 31, 2012 is the result of an increase in the incoming order rate.

The increase in COGS as a percentage of net sales for the third quarter and nine months of 2013 primarily reflects an increase in overhead costs as a percentage of net sales. This increase is primarily due to lower sales volume without a proportionate decrease in overhead due to the fixed nature of certain expenses. Overhead costs for the third quarter and nine months of 2013 also includes a charge of approximately $2.7 million and $5.9 million, respectively, related to certain warranty matters, and for the nine months of 2013, includes a charge of approximately $0.4 million related to the planned manufacturing rationalization and relocation activities discussed further in "- Liquidity and Capital Resources - Operational Improvement Initiatives". For the third quarter and nine months of 2013, the increase in overhead costs as a percentage of net sales was partially offset by a decrease in material costs as a percentage of net sales. The decrease in material costs as a percentage of net sales is primarily a result of changes in product mix and our operational improvement initiatives. COGS in the CES segment for the third quarter and nine months of 2013 also reflects a decrease of approximately $1.3 million and $2.3 million, respectively, from the comparable 2012 periods attributable to the effect of changes in foreign currency exchange rates.

The increase in SG&A as a percentage of net sales for the third quarter and nine months of 2013 is primarily due to a decrease in net sales without a proportionate decrease in SG&A due to the fixed nature of certain expenses. SG&A for the third quarter and

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

nine months of 2013 includes a decrease in bad debt expense of approximately $0.4 million and $2.4 million related to customer recoveries.

Unallocated

Operating Loss. Unallocated operating loss was approximately $12.7 million in the third quarter of 2013 as compared to approximately $11.2 million for the third quarter of 2012 and was approximately $46.3 million in the nine months of 2013 as compared to approximately $29.2 million for the nine months of 2012. This increase is primarily related to expanded executive staffing, higher share based compensation expense and higher outside consulting fees. Additionally, in the nine months of 2013, we recorded a one-time compensation charge of approximately $1.7 million with no corresponding charge in 2012. Share based compensation expense for the third quarter of 2013 and 2012 totaled approximately $1.7 million and $1.0 million, respectively, and totaled approximately $6.2 million and $2.1 million for the nine months of 2013 and 2012, respectively. Outside consulting fees and other costs relating to a program of operational improvement initiatives totaled approximately $1.9 million for the third quarter of 2013 and 2012, respectively, and totaled approximately $10.3 million and $1.9 million for the nine months of 2013 and 2012, respectively.

Interest Expense

Interest expense increased approximately $1.1 million, or approximately 4.6%, during the third quarter of 2013 as compared to 2012 and increased approximately $2.0 million, or approximately 2.8%, during the nine months of 2013 as compared to 2012. This increase is primarily the result of an increase in the weighted average interest rate of our outstanding debt.

Provision for Income Taxes

The provision for income taxes for the third quarter of 2013 and 2012 was approximately $3.5 million and $5.5 million, respectively. The provision for income taxes for the nine months of 2013 and 2012 was approximately $2.8 million and $18.4 million, respectively. The effective income tax rate of approximately 82.4% for the nine months of 2013 differs from the United States federal statutory rate of 35% principally as a result of losses in certain jurisdictions that cannot be benefited and the settlement of an uncertain tax position during the first quarter of 2013. Compared to the United States federal statutory rate of 35%, the effective income tax rate of approximately 45.5% for the nine months of 2012 reflects an increase in the valuation allowances related to certain deferred tax assets, state tax expense, and nondeductible expenses, partially offset by a decrease due to the effect of foreign operations.

Foreign Net Sales and Operating Earnings

Net sales and earnings derived from international markets are subject to economic, political, and currency risks, among others.

Foreign net sales, which are attributed based on the location of our subsidiary responsible for the sale, were approximately 16.2% and 17.5% of consolidated net sales for the third quarter of 2013 and 2012, respectively, and were approximately 16.1% and 18.9% of consolidated net sales for the nine months of 2013 and 2012.  Net sales from our Canadian subsidiaries were approximately 9.9% and 11.1% of consolidated net sales for the third quarter of 2013 and 2012, respectively, and were approximately 9.8% and 11.3% of consolidated net sales for the nine months of 2013 and 2012.  Net sales from our Canadian subsidiaries include net sales from the RESV, TECH and CES segments.  Net sales from our European subsidiaries were approximately 6.0% and 5.9% of consolidated net sales for the third quarter of 2013 and 2012, respectively, and were approximately 6.0% and 7.0% of consolidated net sales for the nine months of 2013 and 2012.  Net sales from our European subsidiaries include net sales from all segments, with the exception of our RHC segment.

Operating earnings (loss) of foreign operations, consisting primarily of the results of operations of our Canadian, European, and Asian subsidiaries, were approximately 17.9% and 11.0% of consolidated operating earnings (before unallocated and corporate expenses) for the third quarter of 2013 and 2012, respectively, and were approximately 14.8% and 19.3% of consolidated operating earnings (before unallocated and corporate expenses) for the nine months of 2013 and 2012.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

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

Given the wide ranging impact of these initiatives, we have made or plan to make significant incremental investments in staffing, research and development projects and specialized consulting resources, including engaging certain additional, third party resources with specialization in the areas of manufacturing rationalization, procurement, logistics and process optimization. The cost of these investments in external resources is expected to range from approximately $12.0 million to $14.0 million in 2013.

During the third quarter and nine months of 2013, we recorded approximately $2.2 million and $10.8 million, respectively, of operational improvement initiative costs. There were approximately $2.0 million and $2.1 million of costs associated with these activities during the third quarter and nine months of 2012, respectively.

Although they are well underway, these are long-term initiatives which we expect will be in process through the end of 2015. While it is still relatively early in the lifecycle of these projects, preliminary indications are that the annualized savings, compared to current cost levels and commodity markets, will approximate $45 million to $55 million when all of the projects have been completed. The savings will be generated in many areas of our business, including lower material and conversion costs, lower warehousing and distribution costs and lower administrative costs. While we expect approximately $5 million to $7 million of savings to be realized in 2013, and an additional $15 million to $20 million to be realized in 2014, we do not anticipate full run rate savings to be realized until all of the projects have been successfully concluded, toward the end of 2015. These are very preliminary estimates of the savings that could be generated from our operational improvement initiatives, and there can be no assurance that these savings will be realized in the range expected, or at all.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

Cash Flows

Our cash flows from operating, investing, and financing activities for the nine months of 2013 and 2012, as reflected in the unaudited condensed consolidated statements of cash flows included elsewhere herein, are summarized in the table below:

	Nine Months of
	2013	2012	Change
	(Dollar Amounts in millions)

Net cash provided by operating activities	$96.0	$137.9	$(41.9)
Net cash used in investing activities	(180.0)	(15.5)	(164.5)
Net cash provided by (used in) financing activities	25.9	(49.9)	75.8
Net change in unrestricted cash and cash equivalents	$(58.1)	$72.5	$(130.6)

The decrease in net cash provided by operating activities was the result of a decrease in net earnings (after the exclusion of non-cash items) of approximately $22.7 million combined with an increase in working capital needs of approximately $25.8 million, partially offset by an increase in changes in other long-term assets and liabilities of approximately $6.6 million.

The increase in net cash used in investing activities was primarily the result of an increase in net cash paid for businesses acquired of approximately $143.8 million, an increase in capital expenditures of approximately $16.8 million, and a decrease in proceeds from the sale of property and equipment of approximately $2.4 million. Capital expenditures were approximately $32.9 million and $16.1 million for the nine months of 2013 and 2012, respectively.  Capital expenditures were approximately $25.0 million (including a capitalized lease of approximately $0.9 million) for the year ended December 31, 2012 and are expected to be between approximately $40.0 million and $45.0 million for 2013, excluding capital expenditures associated with the operational improvement initiatives discussed previously.

The change in net cash provided by (used in) financing activities is primarily the result of an increase in proceeds from borrowings of approximately $103.8 million partly in connection with our acquisition of 2GIG, partially offset by an increase in payments relating to outstanding borrowings of approximately $27.4 million.

As discussed earlier, we generally use cash flows from operations and, where necessary, borrowings to finance our capital expenditures and strategic acquisitions, to meet the service requirements of existing indebtedness, and for working capital and other general corporate purposes.

Outstanding Indebtedness

We had consolidated debt at September 28, 2013 of approximately $1,128.4 million consisting of the following:

(Amounts in millions)
8.5% Notes, net of premium	$741.8
10% Notes	250.0
Term Loan Facility, net of discount	91.6
ABL Facility	30.0
Long-term notes, mortgage notes and other indebtedness, net	14.3
Short-term bank obligations	0.7
$1,128.4

During the nine months of 2013, we had a net increase in our debt of approximately $27.4 million resulting from a net increase in borrowings under our ABL Facility of approximately $30.0 million partly in connection with our acquisition of 2GIG, offset

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

by net payments relating to subsidiary debt of approximately $2.1 million and a decrease of approximately $0.5 million relating to the effect of changes in foreign currency exchange rates, debt premium accretion, and debt discount amortization. Our debt to equity ratio decreased from approximately 11.7:1 at December 31, 2012 to approximately 11.1:1 at September 28, 2013 as a result of an increase in equity, due in part to net earnings of approximately $0.6 million for the nine months of 2013, partially offset by the increase in indebtedness as noted above.

Subsequent to September 28, 2013, we voluntarily repaid $15.0 million of outstanding borrowings under the ABL Facility and, accordingly, have classified such amount as current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet as of September 28, 2013.

Contractual Obligations

We have entered into a number of operating lease obligations and purchase obligations, and have guaranteed certain obligations of these parties.

During the third quarter of 2013, we recorded a non-cash addition to property and equipment and other long-term liabilities of approximately $15.5 million related to construction in progress of new facilities in Mexico. Under the terms of the lease agreements, we are considered to be the owner of the asset during the construction period in accordance with the provisions of ASC 840, Leases, with respect to such transactions. We anticipate, that upon completion of the facilities, we will incur annual lease payments of approximately $3.2 million under the lease agreements for a period of ten years.

Other than as noted above, there have been no significant changes to contractual obligations since December 31, 2012.

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

Adequacy of Liquidity Sources

At September 28, 2013, we had approximately $86.6 million of unrestricted cash and cash equivalents, of which approximately $30.8 million was held by foreign subsidiaries, to fund our cash needs for the remainder of 2013. The cash held by foreign subsidiaries will be used primarily to fund the operations of our foreign subsidiaries, and with the exception of amounts at one subsidiary, are not expected to be repatriated. We have provided deferred taxes related to those amounts that are not indefinitely invested. There are no significant restrictions on the cash held by foreign subsidiaries.

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of November 1, 2013, we had approximately $25.0 million in outstanding borrowings (excluding $10.0 million voluntarily repaid on November 7, 2013) and approximately $13.1 million in outstanding letters of credit under the ABL Facility. Based on the September 2013 borrowing base calculations, at November 1, 2013, we had excess availability of approximately $261.9 million under the ABL Facility and approximately $224.4 million of excess availability before triggering the cash deposit requirements as discussed further below.

As noted previously, the indentures and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.  As of September 28, 2013, we had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $57.2 million.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

million to be paid 18 months subsequent to the closing of the acquisition, and the settlement of a receivable due from Gefen Distribution to the Company as of the acquisition date of approximately $1.8 million.

On April 1, 2013, we acquired all of the outstanding common stock of 2GIG from APX Group, Inc. The purchase price was approximately $164.2 million, which consisted of a cash payment at the date of acquisition of approximately $135.0 million, working capital adjustments of approximately $13.9 million (of which approximately $12.3 million and $1.6 million was paid during the second and third quarter of 2013, respectively) and the settlement of a receivable due from 2GIG to us as of the acquisition date of approximately $15.3 million.

Working Capital

Our working capital and current ratio decreased from approximately $348.0 million and 1.9:1 at December 31, 2012 to approximately $263.2 million and 1.5:1 at September 28, 2013. This decrease is primarily the result of the net effect of the changes described further below.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents decreased from approximately $144.7 million at December 31, 2012 to approximately $86.6 million at September 28, 2013, due primarily from the acquisition of 2GIG in the second quarter of 2013.

Accounts receivable, less allowances, increased approximately $68.3 million, or approximately 26.5%, between December 31, 2012 and September 28, 2013, while net sales increased approximately $83.8 million, or approximately 16.6%, in the third quarter of 2013 as compared to the fourth quarter of 2012. Accounts receivable, less allowances, related to 2GIG were approximately $24.0 million at September 28, 2013. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, the level of sales recognized on a cash basis, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period.  Accounts receivable from customers related to foreign operations decreased by approximately $1.7 million, or approximately 2.7%, between December 31, 2012 and September 28, 2013.

Inventories increased approximately $31.1 million, or approximately 12.0%, between December 31, 2012 and September 28, 2013. Inventories related to 2GIG were approximately $12.6 million at September 28, 2013. The remaining change in inventories is primarily related to an increase in the TECH segment due to increased purchasing in anticipation of higher sales and an increase in the RHC segment due to inventory build-up associated with the Manufacturing Rationalization and Relocation Initiative discussed earlier.

Accounts payable increased approximately $58.3 million, or 33.4%, between December 31, 2012 and September 28, 2013. Accounts payable related to 2GIG were approximately $6.5 million at September 28, 2013. The remaining increase primarily relates to increases in the RHC and CES segments due to increased purchases.

Accrued expenses and taxes, net increased approximately $53.9 million, or approximately 27.1%, between December 31, 2012 and September 28, 2013 as a result of an increase in accrued interest related to upcoming interest payments, increased warranty reserves, an increase in severance related to certain exit activities and net changes in various other compensation related and other accruals.

Changes in certain working capital accounts, as noted above, between December 31, 2012 and September 28, 2013, differ from the changes reflected in our unaudited condensed consolidated statement of cash flows for such period as a result of non-cash items including, among others, the effect of changes in foreign currency exchange rates.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

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

In addition, the indentures that govern our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indentures governing our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined in the indentures governing the 10% Notes and 8.5% Notes and the credit agreement governing the Term Loan Facility) for such trailing four quarter period. As of September 28, 2013, under the 10% Notes, the FCCR was approximately 2.53 to 1.0.

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

As of September 28, 2013, we were in compliance with all covenants under the indentures that govern the 10% Notes and 8.5% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

The following table reconciles net earnings (loss) to CCF and ACCF for the 10% Notes for the trailing four quarters ended September 28, 2013:

	(1)	(2)	(3)	LTM Ended
	Year Ended	Nine months of		(1)+(2)-(3)
	Dec. 31 2012	2013	2012	Sept. 28, 2013
	(Dollar amounts in millions)

Net earnings (loss)	$9.5	$0.6	$22.0	$(11.9)
Provision (benefit) for income taxes	15.3	2.8	18.4	(0.3)
Loss from debt retirement	6.4	—	—	6.4
Interest expense	96.5	74.2	72.2	98.5
Investment income	(0.1)	(0.1)	(0.2)	—
Depreciation and amortization expense	83.7	69.8	62.7	90.8
Consolidated Cash Flow	$211.3	$147.3	$175.1	$183.5
Investment income	0.1	0.1	0.2	—
Non-recurring losses (a)	2.8	2.4	2.7	2.5
Acquisition fees and expenses	0.4	2.0	0.4	2.0
(Gain) loss on sale of assets	(0.1)	0.2	(0.1)	0.2
Joint venture income	(0.4)	(0.6)	(0.1)	(0.9)
Share-based compensation expense	4.6	10.4	2.8	12.2
Net foreign exchange gains (b)	(0.8)	—	(0.8)	—
Restructuring and transformation charges (c)	16.2	24.9	6.9	34.2

Pro-forma effect of acquisitions and dispositions (d)	8.6	10.5	7.8	11.3
Adjusted Consolidated Cash Flow	$242.7	$197.2	$194.9	$245.0

(a)
Amounts relate to non-recurring gains or losses, as defined in the indenture governing the 10% Notes. For the trailing four quarters ended September 28, 2013, this amount includes (1) approximately $1.7 million in one-time compensation charges, (2) approximately $1.0 million of charges within the TECH segment relating to the decision to discontinue certain product lines, (3) approximately $0.3 million of charges within the CES segment relating to the decision to discontinue a certain product line within a region, and (4) accretion of approximately $(0.5) million to record leasehold fair value adjustments.

(b)	Non-cash foreign exchange (gains) losses related to intercompany debt not indefinitely invested in our subsidiaries, recorded within Unallocated.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

(c)
Includes all restructuring charges, including severance, relocation and transformation/transition costs. Costs associated with these activities for the trailing four quarters ended September 28, 2013 were as follows:

	(1)	(2)	(3)	LTM Ended
	Year Ended	Nine months of		(1)+(2)-(3)
	Dec. 31, 2012	2013	2012	Sept. 28, 2013
	(Dollar amounts in millions)
TECH Segment Combination	$6.1	$6.6	$3.6	$9.1
Manufacturing Rationalization & Relocation Initiative	—	7.6	—	7.6
Warehousing & Distribution Consolidation	—	0.4	—	0.4
Other operational improvement initiatives	7.1	10.3	2.1	15.3
All other exit and disposal activities	3.0	—	1.2	1.8
	$16.2	$24.9	$6.9	$34.2

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

As noted previously, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. At September 28, 2013, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility was approximately $246.9 million (based upon the August 2013 borrowing base calculation), which exceeded $30.0 million and 12.5% of the borrowing base. Our FCCR under the ABL Facility at September 28, 2013 was 1.86 to 1.0. Similar to the 10% Notes, the FCCR under the ABL Facility is the ratio of the ACCF to Fixed Charges; however, in addition to other differences, the ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at September 28, 2013 was approximately $183.0 million.

Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At September 28, 2013, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At September 28, 2013, approximately 89% of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates.  Based upon interest rates in effect at September 28, 2013, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $0.3 million for the remainder of 2013.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the nine months of 2013, the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations.  The

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012

impact of changes in foreign currency exchange rates related to currency translation resulted in an increase in stockholders’ investment of approximately $2.9 million and $1.9 million for the third quarter of 2013 and 2012, respectively.  The impact of changes in foreign currency exchange rates related to currency translation resulted in a decrease in stockholders’ investment of approximately $2.4 million for the nine months of 2013 and an increase of approximately $1.2 million for the nine months of 2012.  The impact of changes in foreign currency exchange rates related to transactions resulted in a decrease in net foreign exchange losses recorded in SG&A of approximately $0.3 million for the third quarter of 2013 as compared to the third quarter of 2012 and resulted in an increase in net foreign exchange losses recorded in SG&A of approximately $1.3 million for the nine months of 2013 as compared to the nine months of 2012. We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at September 28, 2013 consist primarily of short-term borrowings by certain of our foreign subsidiaries.  We generally do not enter into derivative financial instruments to manage foreign currency exposure.

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

There were no unregistered sales of equity securities during the third quarter of 2013.

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

November 7, 2013