Form 10-K
period 2013-12-31
NORTEK INC
filed 2014-03-11
CIK 1216596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of the last business day of the registrant's most recently completed second fiscal quarter (June 29, 2013), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $586.2 million. The registrant's common stock trades on the NASDAQ Global Market under the symbol “NTK”.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

The number of shares of the registrant's common stock par value $0.01 per share outstanding as of March 7, 2014 was 15,436,960.

Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” about Nortek, Inc. ("Nortek") and its subsidiaries (the "Company"). When used in this discussion and throughout this document, words such as “intend,” “plan,” “estimate,” “believe,” “will,” “could,” “may,” “seek,” “anticipate,” and “expect” or other similar expressions are intended to identify forward-looking statements, which are provided "safe harbor" protection under the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include the availability and cost of certain raw materials (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood and aluminum) and purchased components; freight costs; global economic conditions and the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets; interest rates; employment levels; inflation; foreign currency fluctuations; foreign economic and political conditions; consumer spending levels; exposure to foreign economies; the rate of sales growth; prices; competition; maintaining good relationship with customers and suppliers; weather fluctuations; acquisition and integration risks; the success of our operational improvement initiatives; labor disruptions; increased costs associated with regulatory compliance; changes in tax law; our ability to service our indebtedness; and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise (except as required by applicable securities laws). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by the Company in this annual report on Form 10-K, including without limitation statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the risk factors described in Item 1A, and any further disclosures the Company makes on related subjects in its Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission (the “SEC”).

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
December 31, 2013

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

Through these segments, we manufacture and sell, primarily in the United States, Canada, and Europe, with additional manufacturing in China and Mexico, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

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

Operational Improvement Initiatives
In 2012, Nortek began implementing a plan to transform our structure from that of a largely decentralized holding company to an actively managed operating company. This plan included a set of operational improvement initiatives aimed at improving Nortek’s cost structure and optimizing its operations in order to realize efficiencies and deliver superior value to its customers. Examples of these initiatives, which are underway, include:

•	Procurement and sourcing,

•	Manufacturing footprint and distribution optimization,

•	Leveraging resources and implementing common business practices, and

•	Working capital management.

We are pursuing these various initiatives in order to improve Nortek’s performance and enhance its competitive position. These initiatives are expected to result in a significantly improved cost structure, align us better in the markets we serve, and create a foundation for growth and sustainable competitive advantage well into the future. For additional detail related to these initiatives, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operational Improvement Initiatives,” in Item 7 of Part II to this report.
In addition to the above initiatives, which primarily relate to existing operations and organic growth, Nortek has implemented a strategy related to the process by which we evaluate and pursue strategic acquisitions. We plan to pursue acquisitions that are highly synergistic, have a strong strategic rationale, and meet or exceed internal financial hurdles; this focused approach to growth is expected to result in improved value creation for Nortek’s stockholders.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

The Company’s Business Segments

Segment	Primary Products	Major Brands(1)	2013 Net Sales(2)(3)

Residential Ventilation	Range hoods, exhaust fans, indoor air quality products, central vacuum systems	Broan®, NuTone®, Venmar®, Best®, Zephyr®	$600.5

Technology Solutions	Residential security and home automation systems, audio/video products, power conditioners, video signal management solutions	Linear®, 2GIG, Niles®, Elan®, SpeakerCraft®, Panamax®, TVOne®	526.9

Display Mount Solutions	Wall and desk mounts, carts, arms, workstations, stands, related accessories	Ergotron®, OmniMount®	274.5

Residential Heating & Cooling	Split-system and packaged air conditioners and heat pumps, air handlers, furnaces	Frigidaire®, Gibson®, Westinghouse®, Maytag®, Broan®, NuTone®, Intertherm®	415.2

Custom & Engineered Solutions	Custom-designed and engineered heating, ventilation and air conditioning ("HVAC") products, including air handlers and large rooftop cooling and heating systems	Mammoth®, Temtrol®, Ventrol®, Huntair®, Governair®, Cleanpak™, Fanwall®, Vapac®, Edenaire®	470.8

		Total	$2,287.9

(1)Certain brands in the RHC Segment are used under license. See the detailed segment description below for details.
(2)Amounts in millions

(3)
Additional financial information on our reporting segments, as well as foreign and domestic operations, is set forth in Note 9, “Segment Information and Concentration of Credit Risk”, to the consolidated financial statements, Item 8 of Part II to this report.

Residential Ventilation Segment

Our RESV segment primarily manufactures and distributes room and whole house ventilation products for the professional remodeling and replacement markets, residential new construction market, and do-it-yourself (“DIY”) market. Based on internal research and analysis, we estimate that approximately 69% to 73% of the segment's 2013 net sales were sold for remodeling and replacement applications versus residential new construction. We sell the products in our RESV segment to distributors and dealers of electrical and lighting products, kitchen and bath dealers, retail home centers and private label customers.

The principal products of the segment, which are sold under the Broan®, NuTone®, Venmar®, Best® and Zephyr® brand names, among others, are kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units), and indoor air quality products (such as air exchangers and heat or energy recovery ventilators). Based on internal research and industry knowledge, we believe that we are one of the world's largest suppliers of residential range hoods and exhaust fans and are the largest supplier of these products in North America, in each case, based on revenues. We also believe, based on internal research and industry knowledge, that we are one of the leading suppliers in North America of indoor air quality products, based on revenues.

A key component of our operating strategy for this segment is the introduction of new products and innovations, which capitalize on the strong brand names and the extensive distribution system of the segment's businesses. We believe that new product introductions and the breadth and depth of our product lines help us to maintain and improve our market position for our principal products. We compete with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. This segment's primary products compete with products supplied by many domestic and international suppliers in various markets. In the range hood market, this segment's primary global competitors are Elica Group, Faber S.p.A. and Cata Electrodomesticas S.L. This segment competes with Panasonic Corporation, among others, in the residential exhaust fan market.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

Technology Solutions Segment

Our TECH segment manufactures and distributes a broad array of products designed to provide convenience and security for residential and certain commercial applications. The principal product categories in this segment include security and access control equipment and systems, residential audio/video and home automation solutions, and professional video signal management solutions.

The segment's security and access control products include residential and certain commercial intrusion protection systems and components focused on wireless technology such as control panels, keypads and telephone entry systems, radio transmitters, window and door contacts, and lighting control devices as well as garage and gate operators. These products are sold under the Linear®, 2GIG, SecureWireless, GTO/PRO®, and Mighty Mule® brands, as well as others including private labels for certain customers. Sales of security and access control products accounted for approximately 66%, 53% and 54% of total TECH segment net sales in 2013, 2012 and 2011, respectively.

The segment's residential audio/video and home automation solutions include whole-house audio/video products, and home automation systems as well as certain accessories often used with these systems such as power conditioners and surge protectors. Whole-house audio/video products include, among other products, multi-room/multi-source controllers and amplifiers, architectural speakers, and control devices such as keypads, remote controls and volume controls. The segment's home automation systems include software and hardware that facilitate the control of third-party residential subsystems such as home theater, whole-house audio, climate control, lighting, security and irrigation. These products are sold under the Niles®, Elan®, SpeakerCraft®, Xantech®, Panamax® and Furman® brand names, among others.

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

We sell the products in our TECH segment to distributors, professional installers, electronics retailers and original equipment manufacturers. Sales in this segment are primarily driven by replacement applications, new installations in existing properties and to a lesser extent new construction activity. In addition, a portion of the sales in this segment is driven by sales to customers in the non-residential market. Based on internal analysis, we estimate that in 2013, approximately 87% to 91% of this segment's net sales were attributable to end-use applications not related to residential new construction.

The segment offers a broad array of products under widely-recognized brand names with various features and price points, which we believe allows it to expand its distribution in the professional installation and retail markets. The segment's primary products compete with products supplied by many domestic and international suppliers in various markets. The segment competes with Honeywell Security (owned by Honeywell International, Inc.), Interlogix (owned by United Technologies Corporation), and DSC (owned by Tyco International Ltd.), among others. The segment also competes with Crestron Electronics, Inc. as well as two portfolio companies of Duchossois Industries, Inc., Chamberlain Corporation, and AMX LLC. The segment competes with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

Display Mount Solutions Segment

Our DMS segment manufactures and distributes a broad array of innovative products designed with ergonomic features including wall mounts, carts, arms, desk mounts, workstations, and stands that attach to or support a variety of display devices such as notebook computers, computer monitors, and flat panel displays. Many of these products are offered with features that allow users to comfortably sit or stand while working at a computer. The segment also sells charging carts designed for notebook computers and tablet devices.

These products are sold under the Ergotron® and OmniMount® brand names, as well as certain original equipment manufacturer brand names in the personal computer industry. We sell the products in our DMS segment to distributors, retailers and original equipment manufacturers. Through these channels, the segment serves the healthcare, education, office, hospitality and home markets. Sales in this segment are primarily driven by personal computer and information technology ("IT") spending and consumer purchases of flat-panel televisions as well as attachment of our products to existing computer and television displays.

The segment offers innovative products under its strong brands, and at competitive prices, which we believe allows it to expand its distribution and its relationships with original equipment manufacturer customers. Another key component of our strategy in this segment is the continuous introduction of new products that capitalize on our well-known brands and strong customer relationships.

The segment's primary products compete with products supplied by many domestic and international suppliers in various markets. The segment competes with Milestone AV Technologies (sells under the Chief and Sanus brand names), Peerless Industries, Inc., and Rubbermaid Medical Solutions, a division of Newell Rubbermaid, Inc., among others. The segment competes with suppliers of competitive products primarily on the basis of quality, innovation, price, and delivery.

Residential Heating and Cooling Segment

Our RHC segment principally manufactures and sells split-system and packaged air conditioners and heat pumps, air handlers, furnaces and related equipment, accessories, and parts for the residential replacement and new construction markets, as well as for certain commercial markets. During 2013, we estimate that between approximately 78% and 82% of this segment's net sales were attributable to applications other than the residential new site-built construction market. For site-built homes and certain commercial structures, the segment markets its products under the licensed brand names Frigidaire®, Tappan®, Philco®, Kelvinator®, Gibson®, Westinghouse® and Maytag®. The segment also supplies products to certain of its customers under the Broan®, NuTone®, Mammoth® and certain private label brand names.

The segment sells residential HVAC products for use in site-built homes primarily through independently owned distributors who sell to HVAC contractors. In 2013, the segment opened three of its own distribution centers in certain markets where it was geographically underrepresented. Building on this distribution strategy, the segment plans to expand its efforts in this area in 2014 and beyond. In the site-built residential HVAC market, the segment competes with, among others, Carrier Corporation (a subsidiary of United Technologies Corporation), Rheem Manufacturing Company, Lennox Industries, Inc., Trane, Inc. (a subsidiary of IngersollRand Company), York by Johnson Controls, and Goodman Global, Inc. (a subsidiary of Daikin Corporation). The segment also sells residential HVAC products outside of North America, primarily in Latin America and the Middle East. These sales outside of North America consist of not only the segment's manufactured products, but also products manufactured to specification by outside sources. The products are sold under the Westinghouse® licensed brand name, the segment's own Miller® brand name, as well as other private label brand names.

Within the residential market, we are one of the largest suppliers of HVAC products for manufactured homes in the United States and Canada. In the manufactured housing market, the segment markets its products under the Intertherm® and Miller® brand names. The segment sells its manufactured housing products to builders of manufactured housing and, through distributors, to manufactured housing retailers and owners. The majority of our sales to manufactured housing builders are for furnaces, and in the aftermarket channel of distribution, we sell both new and replacement air conditioning units and heat pumps, as well as replacement furnaces. We believe that we have one major competitor in the manufactured housing furnace market, York by Johnson Controls, which markets its products primarily under the “Coleman” name. The segment competes with most major industry manufacturers in the manufactured housing air conditioning market.

The segment competes in both the site-built and manufactured housing markets on the basis of breadth and quality of its product line, distribution, product availability and price.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

Custom & Engineered Solutions Segment

Our CES segment manufactures and sells custom-designed and engineered HVAC products and systems, primarily in North America, for non-residential applications that include healthcare and educational facilities, commercial buildings, manufacturing facilities, clean rooms, data centers, and government buildings. These systems are designed primarily to operate on building rooftops (including large self-contained walk-in units), or on individual floors within a building, and to have cooling capacities ranging from 40 tons to 600 tons. The principal products sold by this segment are air handlers and large custom rooftop cooling and heating products. The segment markets its commercial HVAC products under the Governair®, Mammoth®, Temtrol®, Venmar CES™, Ventrol®, Webco™, Huntair®, Cleanpak™ and Fanwall® brand names. Our subsidiary, Eaton-Williams Group Limited, manufactures and markets custom and standard air conditioning and humidification equipment throughout Western Europe under the Vapac®, Cubit®, Qualitair®, Edenaire®, Colman™ and Moducel™ brand names. For 2013, we estimate that between approximately 49% and 53% of our air conditioning and heating product commercial sales came from replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins.

The segment specializes in custom-designed and engineered HVAC products and systems that meet the specific requirements of its customers and optimize total cost of ownership in ways that are often not possible with standard commercial equipment. Unlike standard commercial HVAC equipment, the segment's equipment can be designed to match a customer's exact space, capacity and performance requirements. The segment's commercial HVAC products are marketed through independent manufacturers' representatives, as well as other sales, marketing and engineering professionals. The independent representatives are typically HVAC engineers, a factor which is significant in marketing the segment's products because of the design-intensive nature of the market segment in which the segment competes. The segment sells its custom designed and engineered HVAC products and systems to contractors, owners and developers of commercial office buildings, manufacturing and educational facilities, hospitals, retail stores, clean rooms, data centers, and government buildings. The segment seeks to maintain, as well as establish and develop, strong relationships nationwide with design engineers, owners and developers, and the persons who are most likely to value the benefits and long-term cost efficiencies of its equipment.

We believe that we are among the largest suppliers of custom and engineered HVAC products in the United States. The segment's four largest competitors in this market are Carrier Corporation (a subsidiary of United Technologies Corporation), York by Johnson Controls, McQuay International (a subsidiary of Daikin Corporation) and Trane, Inc. (a subsidiary of Ingersoll-Rand Company). The segment competes primarily on the basis of engineering support, quality, design and construction flexibility, and total installed system cost. We believe that our ability to produce equipment that meets the performance characteristics required by the particular product application provides us with an advantage in the marketplace.

Manufacturing Facilities

The number of manufacturing facilities by segment at December 31, 2013 was as follows:

Segment	Number of Manufacturing Facilities

Residential Ventilation	11

Technology Solutions	3

Display Mount Solutions	3

Residential Heating and Cooling (1)	4

Custom & Engineered Solutions (1)	11

(1)
See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operational Improvement Initiatives", in Item 7 of Part II, to this report.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

Backlog

Backlog expected to be filled within the next twelve months was approximately $344.4 million as of December 31, 2013 as compared to approximately $315.8 million as of December 31, 2012. The increase in backlog at December 31, 2013 as compared to December 31, 2012 was primarily due to increased backlog within the CES Segment primarily related to one large customer.

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

Raw Materials and Components

We purchase raw materials and most components used in our various manufacturing processes. The principal raw materials and components we purchase are steel, copper, aluminum, electronics, motors, plastics, compressors, various chemicals and paints, and packaging.

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

As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operational Improvement Initiatives", Item 7 of Part II to this report, in connection with our operational improvement initiatives, we believe that we have a significant opportunity to reduce our manufacturing material cost, as well as our indirect non-manufacturing costs, by optimizing our procurement sources and processes. In 2013, we began the process of consolidating supplier sources and negotiating terms and pricing in a uniform and centralized manner.  As a result of this initiative, we have begun to experience more competitive costs and services from our suppliers, and we expect this favorable trend will continue in 2014 and beyond.

We are subject to significant market risk with respect to the pricing of the principal raw materials used to manufacture our products. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.

Research and Development

Our research and development activities are principally for new product development and represented approximately 2.9%, 2.7% and 2.7% of consolidated net sales for 2013, 2012 and 2011, respectively. We believe that investment in research and development activities is important to our ability to compete effectively in the markets that we serve. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operational Improvement Initiatives", Item 7 of Part II to this report, in connection with our operational improvement initiatives we have or plan to make significant increased levels of investments in staffing, research and development projects and specialized consulting resources. Consequently, expenditures for research and development activities in 2013 were a higher percentage of consolidated net sales than previously, and we expect this trend to continue in 2014 and beyond.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

Trademarks and Patents

We own or license numerous trademarks that we use in the marketing of our products. Certain of the trademarks we own are particularly important in the marketing of our products. We also hold numerous design and process patents, but no single patent is material to the overall conduct of our business. It is our policy to obtain and protect patents whenever such action would be beneficial to us.

Environmental and Regulatory Matters

We are subject to numerous federal, state, local and foreign laws and regulations relating to protection of the environment, including those that impose limitations on the discharge of pollutants into the environment (land, air and water), establish standards for the use, treatment, storage and disposal of solid and hazardous materials and wastes, and govern the cleanup of contaminated sites. We believe that we are in substantial compliance with the material laws and regulations applicable to us. We are involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites currently or formerly owned or operated by such companies or sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by us after a release has occurred. In other instances, we may be partially liable under law or contract to other parties that have acquired businesses or assets from us for past practices relating to hazardous materials or wastes. Expenditures for 2013, 2012 and 2011 to evaluate and remediate such sites were not material to our business, either individually or collectively. While we are able to reasonably estimate certain of our contingent losses, we are unable to estimate with certainty our range of reasonably possible losses in connection with identified or yet to be identified remedial actions due, among other reasons, to: (i) uncertainties surrounding the nature and application of current or future environmental regulations, (ii) our lack of information about additional sites where we may be identified as a potentially responsible party ("PRP"), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation may be joint and several, each PRP is potentially wholly liable for other PRPs that become insolvent or bankrupt. Thus, the solvency of other PRPs could directly affect our ultimate aggregate clean-up costs. In certain circumstances, our liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

Certain of our products must be designed and manufactured to meet various regulatory standards. We must continue to modify regulated products to meet applicable standards as such standards develop and become more stringent over time.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

Employees

The number of full-time employees, and those covered by collective bargaining agreements, by segment at December 31, 2013 was as follows:

Segment	Number of Employees	Collective Bargaining Agreement

Residential Ventilation (1) (2)	2,100	155
Technology Solutions	2,400	0
Display Mount Solutions	1,400	0
Residential Heating and Cooling	1,100	0
Custom & Engineered Solutions (3)	2,500	149
Corporate	100	0
	9,600	304

(1)
Due to continued restructuring at our Italian range hood subsidiary, 68 employees have been excluded from the above table as the union contract associated with this subsidiary has not been renewed. See Note 5, "Exit and Disposal Activities", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

(2)	Collective bargaining agreement expired on December 31, 2013 and is in the process of being renewed.

(3)	Collective bargaining agreement expires in 2015.

We believe that our relationships with employees are satisfactory. A work stoppage at one of our facilities could cause us to lose sales and incur increased costs and could adversely affect our ability to meet customers’ needs. As agreements expire and until negotiations are completed, we do not know whether we will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and do so without production interruptions, including labor stoppages.

Working Capital and Seasonality

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

As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operational Improvement Initiatives", Item 7 of Part II to this report, in 2012, we began operational improvement initiatives which we expect will result in significant improvements in efficiencies and reductions in operating costs and expenses, both in our manufacturing processes and in our administrative functions, which will better align us with the markets we serve and will improve our overall competitiveness. In 2013, we incurred additional costs to implement these initiatives, which included engaging additional outside resources, the cost of relocating manufacturing and distribution locations in addition to the facilities discussed above, retrofitting existing or building new facilities, reducing our work force, rationalizing or refreshing product lines, and other costs.  The cost of developing and implementing these initiatives impacted the availability of working capital in 2013 and may continue to impact the availability of working capital, and may require that we utilize other available sources or identify additional sources of liquidity during the period that these initiatives are in process.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

ITEM 1A.	RISK FACTORS.

This section describes the material risks associated with our business. Investors should carefully consider each of the risks described below, as well as the other information in this report and in our filings with the SEC. The occurrence of any of the following risks could individually or in the aggregate have a material adverse effect on our business, prospects, financial condition, results of operation or cash flow.

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

See “Management's Discussion and Analysis of Financial Condition and Results of Operations”, Item 7 of Part II to this report for further information on industry factors and our 2014 outlook.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

Fluctuations in the cost or availability of raw materials and components and other related costs could have an adverse effect on our business.

We are dependent upon raw materials and purchased components, including, among others, steel, copper, aluminum, electronics, motors, plastics, compressors, various chemicals and paints, and packaging that we purchase from third parties. As a result, our results of operations, cash flows and financial condition may be adversely affected by increases in costs of raw materials or components, or by limited availability of these items. We do not typically enter into long-term supply contracts for raw materials and components. In addition, we generally do not hedge against our supply requirements. Accordingly, we may not be able to obtain raw materials and components from our current or alternative suppliers at reasonable prices in the future, or may not be able to obtain these items on the scale and within the time frames we require. Further, if our suppliers are unable to meet our supply requirements, we could experience supply interruptions and/or cost increases. If we are unable to find alternate suppliers or pass along these additional costs to our customers, these interruptions and/or cost increases could adversely affect our results of operations, cash flows and financial condition.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC promulgated new rules for public companies to ascertain and disclose the use of "conflict minerals" (i.e., cassiterite, columbite-tantalite, wolframite, and gold) which are mined from the Democratic Republic of Congo and adjoining countries in their products. The new rules require disclosure of conflict minerals that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rule requires companies to perform due diligence and disclose through the issuance of a report whether or not their products contain certain "conflict minerals". The new requirements have required us to conduct due diligence efforts and incur associated costs for the 2013 calendar year. Initial disclosure, if any, will be required beginning in May 2014. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products. The number of suppliers who provide conflict-free minerals may be limited, which could have an adverse effect on our ability to source these products in the future. In addition, costs attributable to compliance with the disclosure requirements of the SEC's new rules, such as costs related to determining the source of certain minerals used in our products, will be incurred and could be material. The costs of compliance, including those related to supply chain research, unexpected consequences to our reputation, the limited number of suppliers, and possible changes in the sourcing of these materials, could adversely affect our results from operations and cash flows.

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
December 31, 2013

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

In 2012, we began to develop and implement a comprehensive operational improvement program which includes a number of transformational operational improvement initiatives intended to produce significant improvements in efficiencies and reductions in operating costs and expenses, both in our manufacturing processes and in our administrative functions.  The initiatives will result in significant investments and capital expenditures through 2015. Restructurings, facility shutdowns and integration of operations involve numerous risks in their implementation including unforeseen costs, business disruption and management distraction, among others, and may be more costly than expected. As a result, there can be no assurance that the expected costs to be incurred in connection with these initiatives, or the economic benefits expected to be achieved, will occur as contemplated.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operational Improvement Initiatives", Item 7 of Part II to this report for a description of these operational improvement initiatives and the estimated costs associated therewith.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

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

Our RESV and TECH segments compete with many domestic and international suppliers in various markets. We compete with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. Some of our competitors in these markets have greater financial and marketing resources than that of our RESV and TECH segments.

Our DMS segment competes with many domestic and international suppliers in various markets. We compete with suppliers of competitive products primarily on the basis of quality, innovation, price and delivery. Some of our competitors in these markets have greater financial and marketing resources than that of our DMS segment.

Our RHC segment competes in both the site-built and manufactured housing markets on the basis of breadth and quality of its product line, distribution, product availability and price. Most of our residential HVAC competitors have greater financial and marketing resources and the products of certain of our competitors may enjoy greater brand awareness than our residential HVAC products.

Our CES segment competes primarily on the basis of engineering support, quality, design and construction flexibility, and total installed system cost. Most of our competitors in the commercial HVAC market have greater financial and marketing resources and enjoy greater brand awareness than we enjoy.

Competitive factors could require us to reduce prices or increase spending on product development, marketing and sales, either of which could adversely affect our operating results.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

Because we have substantial operations outside the United States, we are subject to the economic and political conditions of the United States and foreign nations.

We have manufacturing facilities in several countries outside of the United States. In 2013, we sold products in over 100 countries other than the United States. Foreign net sales, which are attributed based upon the location of our subsidiary responsible for the sale, were approximately 17% and 19% of consolidated net sales for 2013 and 2012, respectively. Our foreign operations are subject to a number of risks and uncertainties, including the following:

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

•
the United States and foreign governments currently regulate import and export of our products and those of our suppliers and may impose additional limitations on imports or exports of our products or the products of our suppliers;

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

An ongoing European debt crisis could have a material adverse effect on our European operations.

The European debt crisis and related European financial restructuring efforts have contributed to instability in the global credit markets and may cause the value of the Euro to further deteriorate. If global economic and market conditions, or economic conditions in Europe, the United States or other key markets become uncertain or deteriorate, the value of the Euro could decline and the credit market may weaken. The general financial instability in the stressed European countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. If this were to occur, it could adversely affect our European customers and suppliers and in turn may have a materially adverse effect on our European business and results of operations.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

Economic instability could continue to adversely affect the company.

Financial markets and the economies in the United States and internationally may continue to experience disruption and volatility as they have in recent years and conditions could worsen. As a result, the economic environment may, among other things:

•	create downward pressure on the pricing of our products;

•	affect the collection of accounts receivable in countries such as Greece, Italy, Spain, Portugal and certain other countries in Europe;

•	increase the sales cycle for certain of our products;

•	slow the adoption of new technology;

•	adversely affect our customers, causing them to reduce spending and/or decrease utilization of our products;

•	adversely affect our suppliers, which could disrupt our ability to produce our products; and

•	limit our access to capital on terms acceptable to us.

These conditions may continue in the future. Any of these conditions could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

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
December 31, 2013

A decline in our relations with key distributors and dealers, loss of major customers or failures or delays in collecting payments from major customers may negatively impact our business.

Our operations depend upon our ability to maintain relations with our independent distributors and dealers and we do not typically enter into long-term contracts with them. If our key distributors or dealers are unwilling to continue selling our products, or if any of them merge with or are purchased by a competitor, we could experience a decline in sales. If we are unable to replace such distributors or dealers or otherwise replace the resulting loss of sales, our business, results of operations and cash flows could be adversely affected. For 2013, approximately 52% of our consolidated net sales were made through our independent distributors and dealers, and our largest distributor or dealer accounted for approximately 4% of consolidated net sales for 2013.

In addition, the loss of one or more of our other major customers, or a substantial decrease in such customers' purchases from us, could have a material adverse effect on our results of operations and cash flows. Because we do not generally have binding long-term purchasing agreements with our customers, there can be no assurance that our existing customers will continue to purchase products from us. Our largest customer (other than a distributor or dealer) accounted for approximately 3% and 4% of consolidated net sales for 2013 and 2012, respectively.

Labor disruptions or cost increases could adversely affect our business.

A work stoppage at one of our facilities could cause us to lose sales, incur increased costs and adversely affect our ability to meet customers’ needs. A plant shutdown or a substantial modification to employment terms (including the collective bargaining agreements affecting our unionized employees) could result in material gains or losses or the recognition of an asset impairment. As collective bargaining agreements expire and until negotiations are completed, it is not known whether we will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions, including labor stoppages. At December 31, 2013, approximately 3% of our employees were unionized, and from time to time we experience union organizing efforts directed at our non-union employees. We may also experience labor cost increases or disruptions in our non-union facilities in circumstances where we must compete for employees with necessary skills and experience or in tight labor markets.

We must continue to innovate and improve our products to maintain our competitive advantage.

Our ability to maintain and grow our market share depends in part on the ability to continue to develop high quality, innovative products. An important part of our competitive strategy includes leveraging our distributor and dealer relationships and our existing brands to introduce new products. In addition, certain of our products must be designed and manufactured to meet various regulatory standards. We must continue to modify regulated products to meet applicable standards as such standards develop and become more stringent over time. We cannot assure you that our investments in product innovation and technological development will be sufficient or that we will be able to create and market new products to enable us to successfully compete with new products or technologies developed by our competitors or to meet heightened regulatory requirements in the future.

Certain of our operations and products are subject to environmental, health and safety laws and regulations, which may result in substantial compliance costs or otherwise adversely affect our business.

Our operations are subject to numerous federal, state, local and foreign laws and regulations relating to protection of the environment, including those that impose limitations on the discharge of pollutants into the air and water, establish standards for the use, treatment, storage and disposal of solid and hazardous materials and wastes, and govern the cleanup of contaminated sites. We have used and continue to use various substances in our products and manufacturing operations, and have generated and continue to generate wastes, which have been or may be deemed to be hazardous or dangerous. As such, our business is subject to and may be materially and adversely affected by compliance obligations and other liabilities under environmental, health and safety laws and regulations. These laws and regulations affect ongoing operations and require capital costs and operating expenditures in order to achieve and maintain compliance. For example, the United States and other countries have established programs for limiting the production, importation and use of certain ozone depleting chemicals, including hydrochlorofluorocarbons, a refrigerant used in our air conditioning and heat pump products. Some of these chemicals have been banned completely, and others have been phased out in the United States. Modifications to the design of our products have been made, and further modifications may be necessary, in order to utilize alternative refrigerants.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

Our business operations could be significantly disrupted if we lost members of our management team or key employees.

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

We are highly dependent on certain of the brand names under which we sell our products. Failure to protect these brand names and other intellectual property rights or to prevent their unauthorized use by third parties could adversely affect our business. We seek to protect our intellectual property rights through a combination of trademark, copyright, patent and trade secret laws, as well as confidentiality agreements. These protections may not be adequate to prevent competitors from using our brand names and trademarks without authorization or from copying our products or developing products equivalent to or superior to ours. We license several brand names from third parties. In the event we fail to comply with the terms of these licenses, we could lose the right to use these brand names. In addition, we face the risk of claims that we are infringing third parties’ intellectual property rights. Any such claim, even if it is without merit, could be expensive and time-consuming; could cause us to cease making, using, or selling certain products that incorporate the disputed intellectual property; could require us, if feasible, to redesign our products; could divert management time and attention; and could require us to enter into costly royalty or licensing arrangements.

We may experience delays or outages in our information technology system and computer networks.

We, like most companies, may be subject to information technology system failures and network disruptions. These may be caused by delays or disruptions due to system updates, natural disasters, malicious attacks, accidents, power disruptions, telecommunication failures, acts of terrorism or war, computer viruses, physical or electronic break−ins, or similar events or disruptions. Our businesses may implement enterprise resource planning systems or add applications to replace outdated systems and to operate more efficiently. Predictions regarding benefits resulting from the implementation of these projects are subject to uncertainties. We may not be able to successfully implement the projects without experiencing difficulties. In addition, any expected benefits of implementing projects might not be realized or the costs of implementation might outweigh the benefits realized.

Volatility in the capital markets could necessitate increased cash contributions by us to our pension plans to maintain required levels of funding.

Volatility in the capital markets may have a significant impact on the funding status of our defined benefit pension plans. If the performance of the capital markets depresses the value of our defined benefit pension plan assets or increases the liabilities, our plans may be underfunded and we would have to make contributions to the pension plans. The amount of contributions we may be required to make to our pension plans in the future is uncertain and could be significant, which may have a material impact on our results of operations. See Note 13, "Pension, Profit Sharing and Other Post-Retirement Benefits", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

Future tax law changes or the interpretation of existing tax laws may materially impact our effective income tax rate and the resolution of unrecognized tax benefits.

Our businesses are subject to income taxation in the U.S. as well as internationally. It is possible that future income tax legislation may be enacted that could have a material adverse impact on our worldwide income tax provision. We are routinely audited by income tax authorities in many jurisdictions. Although we believe that the recorded tax estimates are reasonable and appropriate, there are significant uncertainties in these estimates. As a result, the ultimate outcome from any audit could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material adverse effect on earnings between the period of initial recognition of tax estimates in our financial statements and the point of ultimate tax audit settlement. See Note 8, "Income Taxes", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

Risks Related to Our Indebtedness:

Our substantial debt could negatively impact our business, prevent us from fulfilling outstanding debt obligations and adversely affect our financial condition.

We have a substantial amount of debt. At December 31, 2013, we had approximately $1,096.8 million of total debt outstanding, which is net of approximately $4.5 million of net unamortized debt premium. The terms of our outstanding debt, including our 8.5% Senior Notes due 2021 (the “8.5% Notes”), our 10% Senior Notes due 2018 (the "10% Notes"), our $300.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) and our senior secured term loan ("Term Loan Facility") limit, but do not prohibit, us from incurring additional debt. If additional debt is added to current debt levels, the related risks described below could intensify.

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

See Note 4, "Notes, Mortgage Notes and Obligations Payable", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

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

There are limitations on our ability to incur the full $300.0 million of commitments under the ABL Facility. Availability is limited to the lesser of the borrowing base under the ABL Facility and $300.0 million. As of March 7, 2014, we had approximately $5.0 million in outstanding borrowings (excluding approximately $30.0 million borrowed on March 11, 2014) and approximately $13.0 million in outstanding letters of credit under the ABL Facility. Based on the borrowing base calculations as of January 2014, at March 7, 2014, we had excess availability of approximately $237.2 million under the ABL Facility and approximately $205.3 million of excess availability before triggering the cash deposit requirements.

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

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

See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt Covenant Compliance", Item 7 of Part II, to this report

We may be unable to generate sufficient cash to service all of our indebtedness and other liquidity requirements and may be forced to take other actions to satisfy such requirements, which may not be successful.

We will be required to repay all amounts outstanding under our ABL Facility in 2017, our Term Loan Facility in 2017, our 10% Notes by 2018 and our 8.5% Notes by 2021. At December 31, 2013, we had outstanding borrowings under these obligations of approximately $1,083.0 million (excluding net unamortized debt premium of approximately $5.0 million). We are currently obligated to make periodic interest payments under the 8.5% Notes, the 10% Notes, the Term Loan Facility and the ABL Facility, as well as make periodic interest and principal payments relating to other indebtedness of our subsidiaries. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

For further information regarding our yearly contractual obligations and sources of liquidity, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations", Item 7 of Part II, to this report.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

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

The market price of our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. Since our common stock began trading on the NASDAQ Global Market, there has been minimal coverage of Nortek by securities analysts. If we do not have analyst coverage of our common stock, we may lack visibility in the financial markets, which in turn could cause the market price of our common stock or its trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrade our common stock or if our operating results or prospects do not meet their expectations, the market price of our common stock could decline.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

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

Funds affiliated with Ares Management LLC own, in the aggregate, approximately 40% of the voting power of our outstanding common stock as of March 7, 2014 and other stockholders also own significant portions of our common stock. As a result, these stockholders, acting individually or together, control substantially all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. In addition, this concentration of equity ownership may delay or prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

Further, our bylaws and certificate of incorporation allow a majority of our stockholders to take action by written consent, rather than at an annual or special meeting of stockholders. These provisions generally allow our stockholders to act quickly.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

ITEM 2.	PROPERTIES.

Set forth below is a brief description of the location and general character of the principal administrative and manufacturing facilities and other material real properties of our continuing operations, all of which we consider to be in satisfactory repair as of December 31, 2013. All properties are owned, except for those indicated by an asterisk (*), which are leased under operating leases and those with a double asterisk (**), which are leased under capital leases.

Location	Description	Approximate Square Feet

Residential Ventilation Segment:
Hartford, Wisconsin	Manufacturing/Warehouse/Administrative	538,000	(2)
Hartford, Wisconsin	Warehouse	130,000	*
Mississauga, ONT, Canada	Manufacturing/Warehouse/Administrative	110,000
Fabriano, Italy	Warehouse/Administrative	12,000
Cerreto D’Esi, Italy	Manufacturing/Warehouse/Administrative	174,000
Drummondville, QUE, Canada	Manufacturing/Warehouse/Administrative	126,000
Drummondville, QUE, Canada	Manufacturing/Warehouse/Administrative	51,000	*
Chenjian, Huizhou, PRC	Manufacturing/Warehouse/Administrative/Other	198,000
Gliwice, Poland	Manufacturing/Warehouse/Administrative	162,000	(1)
Tecate, Mexico	Manufacturing/Warehouse/Administrative	204,000	*
Alameda, California	Warehouse/Administrative	37,000	*

Technology Solutions Segment:
Xiang, Bao An County, Shenzhen, PRC	Manufacturing/Warehouse/Administrative/Other	410,000	*
Chaiwan, Hong Kong	Administrative	13,000	*
Carlsbad, California	Warehouse/Administrative	86,000	*
Grand Rapids, Michigan	Manufacturing/Warehouse/Administrative	89,000	*
Petaluma, California	Warehouse/Administrative	40,044	*
Tallahassee, Florida	Warehouse/Administrative	71,000	(2)
Summerville, South Carolina	Warehouse/Administrative	162,000	*
Los Angeles, California	Warehouse/Administrative	28,000	*
Erlanger, Kentucky	Warehouse/Administrative	18,000	*
Margate, Kent, United Kingdom	Manufacturing/Warehouse/Administrative	10,000

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

Location	Description	Approximate Square Feet

Display Mount Solutions Segment:
St. Paul, Minnesota	Manufacturing/Warehouse/Administrative	102,000	(2)
Dongguan City, Guangdong, PRC	Manufacturing/Warehouse/Administrative	198,000	*
Amersfoort, The Netherlands	Manufacturing/Warehouse/Administrative	20,000	*

Residential Heating and Cooling Segment:
O’Fallon, Missouri	Warehouse/Administrative	70,000	*
St. Louis, Missouri	Warehouse	103,000	*
Boonville, Missouri	Manufacturing	250,000	(2)
Boonville, Missouri	Warehouse/Administrative	150,000	(1)
Poplar Bluff, Missouri	Manufacturing/Warehouse	725,000	**
Dyersburg, Tennessee	Manufacturing/Warehouse	368,000	**
Miami, Florida	Warehouse/Administrative	23,000	*
Guaynabo, Puerto Rico	Warehouse	15,000	*
Lenexa, Kansas	Warehouse/Administrative	28,000	*
San Antonio, Texas	Warehouse	19,000	*

Custom & Engineered Solutions Segment:
St. Leonard d’Aston, QUE, Canada	Manufacturing/Administrative	95,000	*
Saskatoon, Saskatchewan, Canada	Manufacturing/Administrative	59,000	*
Holland, Michigan	Manufacturing/Administrative	45,000	*
Oklahoma City, Oklahoma	Manufacturing/Administrative	127,000	(2)
Okarche, Oklahoma	Manufacturing/Warehouse/Administrative	228,000	(2)
Springfield, Missouri	Manufacturing/Warehouse/Administrative	113,000	*
Anjou, QUE, Canada	Manufacturing/Administrative	127,000	*
Edenbridge, Kent, United Kingdom	Administrative	41,000	*
Fenton, Stoke-on-Trent, United Kingdom	Manufacturing/Administrative	104,000	*
Tualatin, Oregon	Manufacturing/Warehouse/Administrative	315,000	*
Eden Prairie, Minnesota	Administrative	30,000	*
Shakopee, Minnesota	Warehouse	13,000	*

Other:
Providence, RI	Corporate Headquarters	36,000	*

(1)	These facilities are pledged as security under various subsidiary debt agreements.

(2)
These facilities are pledged as first priority security under our senior secured term loan ("Term Loan Facility") and as second priority under our $300.0 million senior secured asset-based revolving credit facility (the “ABL Facility”).

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

ITEM 3.	LEGAL PROCEEDINGS.

The Company is from time to time involved in litigation relating to claims arising in the normal course of business, including a number of product liability lawsuits.

The Company does not expect that any of these proceedings will have a material adverse effect, either individually or in the aggregate, on the Company's financial position, results of operations, liquidity or competitive position. See Note 6, “Commitments and Contingencies”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant
Pursuant to General Instruction G(3) to Form 10-K, the following description of our executive officers is included as an unnumbered item in Part I of this report in lieu of being included in our definitive proxy statement for our annual meeting of stockholders. Set forth below are the name, age, present title, and certain other information for each of our executive officers as of March 7, 2014. Each executive officer is appointed by the Company's Board of Directors and holds his/her office until the earlier of his/her death, resignation, retirement, disqualification or removal.

Name	Age	Positions with the Company
Michael J. Clarke	59	President, Chief Executive Officer and Director
Almon C. Hall	67	Senior Vice President and Chief Financial Officer
Kevin W. Donnelly	59	Senior Vice President, General Counsel and Secretary
Timothy J. Burling	55	Senior Vice President, Operational Finance
Sean Burke	52	Group President, Technology Solutions
David J. LaGrand	60	Group President, Residential Heating and Cooling
Peter Segar	51	Group President, Display Mount Solutions
Mark DeVincent	49	Group President, Custom & Engineered Solutions

Mr. Clarke has been President and Chief Executive Officer and a director of the Company since joining the Company on December 30, 2011. From January 2006 until his appointment as the Company's Chief Executive Officer, Mr. Clarke served as President, FlexInfrastructure and Group President of Integrated Network Solutions of Flextronics International, Ltd, a publicly traded provider of design and electronics manufacturing services to original equipment manufacturers ("Flextronics").

Each of Messrs. Hall, Donnelly, and LaGrand has served in the same or substantially similar executive positions with the Company for at least the past five years. Messrs. Hall and Donnelly were executive officers at the Company when it filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of the Bankruptcy Code on October 21, 2009.

Mr. Burling has been Vice President, Operational Finance since March 2012 and was appointed Senior Vice President, Operational Finance on March 5, 2014. From 2006 until his appointment as the Company's Senior Vice President, Operational Finance, he served as Vice President, Finance of Integrated Network Solutions of Flextronics.

Mr. Burke has been Group President Technology Solutions since February 2012. From October 2005 until his appointment as the Group President, Technology Solutions, he served as President of FlexComputing at Flextronics.

Mr. Segar has been Group President, Display Mount Solutions Segment since September 2013. Prior to his appointment as the Group President, Display Mount Solutions, he served as Interim President of Ergotron, Inc. (“Ergotron”) from January 2013 to October 2013, he served as Ergotron Brand Products President from August 2010 to October 2013 and he served as Senior Vice President and Chief Technical Officer of Ergotron from September 2004 to August 2010.

Mr. DeVincent has been Group President, Customized Engineering Solutions since February 2014. Prior to his appointment as the Group President, Customized Engineering Solutions, he served as Vice President, Advanced Systems of Flextronics from March 2006 to May 2011 and from June 2011 to January 2014, he served as Senior Vice President & GM, Server & Storage of Flextronics.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock trades on the NASDAQ Global Market ("NASDAQ") under the trading symbol “NTK”. The following table sets forth the high and low sale prices for our common stock as reported by NASDAQ for the periods indicated:

2012 Quarter Ended	High	Low
March 31, 2012	$44.96	$26.00
June 30, 2012	$58.38	$39.25
September 29, 2012	$55.83	$48.94
December 31, 2012	$67.74	$54.49

2013 Quarter Ended	High	Low
March 30, 2013	$74.68	$64.84
June 29, 2013	$73.73	$61.47
September 28, 2013	$70.00	$62.34
December 31, 2013	$76.82	$65.95

Holders

As of March 3, 2014, there were approximately 112 holders of record of our common stock and an unknown number of additional beneficial owners whose shares are held through brokerage firms or other institutions.

Dividends

We did not pay any cash dividends on our common stock in 2013 or 2012, and we do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Furthermore, the agreements that govern the terms of our debt, including the respective indentures that govern our 8.5% Notes and our 10% Notes, and the credit agreements that govern our ABL Facility and Term Loan Facility, restrict our ability to pay dividends. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Adequacy of Liquidity Sources” and “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources  - Debt Covenant Compliance”, Item 7 of Part II of this report, for further information regarding restrictions on our ability to pay dividends. In addition, the declaration of any future cash dividends and, if declared, the amount of any such dividends will be subject to our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and to the discretion of our Board of Directors.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the Russell 2000 Index and the Dow Jones US Building Materials & Fixtures Index for the period commencing November 15, 2011 (the first day our common stock began “when-issued” trading on the NASDAQ) through December 31, 2013. Index data was furnished by Dow Jones & Co. and Russell Investments Group. The graph assumes that $100 was invested on November 15, 2011 in each of our common stock, the Russell 2000 Index, and the Dow Jones US Building Materials & Fixtures Index and that all dividends were reinvested.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the fourth quarter of 2013.

Purchases of Equity Securities by Issuer and Affiliated Purchases

None.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

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

	Successor					Predecessor
	For the Years Ended				Period from	Period from
	December 31,				Dec. 20, 2009 -	Jan. 1, 2009 -
	2013	2012	2011	2010	Dec. 31, 2009	Dec. 19, 2009
	(In millions except per share amounts and ratios)
Consolidated Summary of Operations:
Net sales	$2,287.9	$2,201.3	$2,140.5	$1,899.3	$44.0	$1,763.9
Pre-petition reorganization items	—	—	—	—	—	(22.5)
Goodwill impairment charge	—	—	—	—	—	(284.0)
Operating earnings (loss)	87.9	127.6	63.1	70.6	(1.2)	(203.4)
(Loss) earnings before gain on reorganization items, net and (benefit) provision for income taxes	(11.4)	24.8	(76.2)	(25.0)	(4.8)	(338.8)
Gain on reorganization items, net	—	—	—	—	—	619.1
Net (loss) earnings	(8.3)	9.5	(55.9)	(13.4)	(3.4)	195.3
(Loss) earnings per share:
Basic (1)	$(0.54)	$0.63	$(3.70)	$(0.89)	$(0.23)	$65,100.00
Diluted (1)	$(0.54)	$0.61	$(3.70)	$(0.89)	$(0.23)	$65,100.00

Financial Position and Other Financial Data:
Unrestricted cash, investments and marketable securities	$80.9	$144.7	$58.2	$57.7	$89.6	$86.7
Working capital (2)	250.3	348.0	317.5	330.5	320.8	323.3
Total assets	1,990.9	1,888.1	1,941.9	1,973.1	1,620.9	1,645.4
Total debt —
Current	3.5	3.1	33.4	17.8	49.9	53.8
Long-term	1,093.3	1,097.9	1,111.1	1,101.8	835.4	835.4
Current ratio (3)	1.6:1	1.9:1	1.8:1	1.9:1	1.9:1	1.9:1
Debt to equity ratio (4)	11.0:1	11.7:1	14.2:1	7.1:1	5.2:1	5.2:1
Depreciation and amortization expense, including non-cash interest (5)	97.6	89.3	99.9	93.8	6.2	103.2
Capital expenditures (6)	43.9	25.0	21.1	19.8	0.5	17.9
Stockholders’ investment	99.9	94.2	80.4	158.8	170.1	172.0

(1)	See Note 11, "(Loss) Earnings per Share", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

(2)	Working capital is computed by subtracting current liabilities from current assets.

(3)	Current ratio is computed by dividing current assets by current liabilities.

(4)	Debt to equity ratio is computed by dividing total debt by total stockholders’ investment.

(5)
Includes an increase to cost of goods sold for inventory acquired in business combinations of approximately $3.3 million, $0.9 million, $7.9 million, $12.2 million, $3.1 million and $0.5 million for 2013, 2012, 2011, 2010 and the periods from December 20, 2009 to December 31, 2009 and from January 1, 2009 to December 19, 2009, respectively.

(6)	Includes capital expenditures financed under capital leases of approximately $0.1 million and $0.9 million for the years ended December 31, 2013 and 2012, respectively.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Through these segments we manufacture and sell, primarily in the United States, Canada, and Europe, with additional manufacturing in China and Mexico, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

The RESV segment primarily manufactures and sells room and whole house ventilation and other products, primarily for the professional remodeling and replacement markets, the residential new construction market, and the do-it-yourself market. The principal products sold by this segment include kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units), and indoor air quality products.  Sales of our kitchen range hoods and exhaust fans within the RESV segment accounted for approximately 10.7% and 9.8%, respectively, of consolidated net sales for 2013, approximately 11.6% and 10.0%, respectively, of consolidated net sales in 2012 and approximately 11.9% and 9.2%, respectively, of consolidated net sales in 2011.

The TECH segment manufactures and distributes a broad array of products designed to provide convenience and security for residential and certain commercial applications. The principal product categories sold in this segment include audio/video distribution and control equipment, and security and access control products. Sales of security and access control products accounted for approximately 66%, 53% and 54% of total TECH segment net sales in 2013, 2012 and 2011, respectively.

The DMS segment manufactures and distributes a broad array of products designed with ergonomic features including wall mounts, desk mounts, arms, carts, workstations, and stands that attach to or support a variety of display devices such as computer monitors, notebook computers and flat panel displays. Sales of our digital display mounting and mobility products within the DMS segment accounted for approximately 12.0%, 12.9% and 12.7% of consolidated net sales in 2013, 2012 and 2011, respectively.

The RHC segment manufactures and sells heating, ventilating, and air conditioning systems for site-built residential and manufactured housing structures, and certain commercial markets. The principal products sold by the segment are split-system and packaged air conditioners and heat pumps, air handlers, furnaces, and related equipment. Sales of products sold in our RHC segment accounted for approximately 18.1%, 17.3% and 17.7% of consolidated net sales in 2013, 2012 and 2011, respectively.

The CES segment manufactures and sells custom-designed and engineered heating, ventilating and air conditioning products and systems that meet customer specifications. The principal products sold by the segment are air handlers and large custom rooftop cooling and heating products. Sales of our commercial air handlers within the CES segment accounted for approximately 15.4%, 14.6% and 11.4% of consolidated net sales in 2013, 2012 and 2011, respectively.

On March 11, 2013, our Board of Directors approved our operational improvement initiatives and efforts to rationalize our global manufacturing and distribution capacity. See "- Liquidity and Capital Resources - Operational Improvement Initiatives” below.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

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

Changes in key industry activity affecting our businesses in the North America for 2013, 2012, and 2011 as compared to the prior year periods were as follows:

	Source of	% Increase (Decrease)
	Data	2013	2012	2011
Private residential construction spending	1	18%	15%	2%
Total U.S. housing starts	1	19%	28%	4%
Total Canadian housing starts	2	(13)%	11%	2%
New home sales	1	16%	21%	(5)%
Existing home sales	3	9%	9%	2%
Residential improvement spending	1	4%	4%	8%
Central air conditioning and heat pump shipments	4	10%	2%	7%
Gas furnace shipments	4	16%	1%	(10)%
Private non-residential construction spending	1	(1)%	16%	(2)%
Manufactured housing shipments	5	10%	6%	3%
Residential fixed investment spending	6	12%	13%	1%

Source of data:

(1)	U.S. Census Bureau

(2)	Canada Mortgage and Housing Corporation

(3)	National Association of Realtors

(4)	Air Conditioning, Heating and Refrigeration Institute

(5)	Institute for Building Technology and Safety

(6)	U.S. Bureau of Economic Analysis

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

In 2013, approximately 52% of consolidated net sales were made through independent distributors, dealers, wholesalers and similar channels, approximately 16% were to commercial HVAC markets, approximately 13% were to retailers (of which approximately 7% were sold to the four largest home center retailers), approximately 11% were private label sales, approximately 5% were to other commercial channels, and approximately 3% were to manufactured housing original equipment manufacturers and aftermarket dealers. Our largest distributor or dealer accounted for approximately 4% of consolidated net sales in 2013. Our largest customer (other than a distributor or dealer) accounted for approximately 3% of consolidated net sales for 2013.

Based on internal research and analysis, we estimate that approximately 65% to 69% of our consolidated 2013 net sales were related to the residential housing market. Our products that serve the residential housing market primarily include range hoods and bath fans sold by our RESV segment, central air conditioning and heating products sold by our RHC segment, and security and access control products and certain of the audio/video distribution and control products sold by our TECH segment. We believe that approximately 18% to 22% of our consolidated 2013 net sales to the residential housing market were related to new construction activity.
Also based on internal research and analysis, we estimate that approximately 31% to 35% of our consolidated 2013 net sales were related to non-residential applications including healthcare and educational institutions. Our products that serve the non-residential market primarily include air handlers and other heating and cooling products sold by our CES segment, digital mounting and mobility products sold by our DMS segment, and certain of the audio/video distribution and control products sold by our TECH segment. We believe that approximately 30% to 34% of our consolidated 2013 net sales to the non-residential market were related to new construction activity.

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

During the past three years, the following have been our major purchases, expressed as a percentage of consolidated net sales, of raw materials and purchased components:

	For the Year Ended December 31,
	2013	2012	2011
Steel	6%	6%	6%
Motors	4%	4%	4%
Compressors	3%	2%	3%
Plastics	3%	3%	3%
Copper	2%	2%	2%
Electrical	2%	2%	3%
Aluminum	2%	2%	2%
Packaging	2%	1%	2%

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

Outlook

In 2014, we anticipate that both residential and non-residential construction activity will be higher than the levels experienced in 2013. We expect that colder-than-normal temperatures in certain regions will have an impact on construction activity in the first few months of 2014. When temperatures are too cold, projects may start later than planned and for projects that are underway, frigid temperatures may cause delays. Colder weather can also have an impact on consumer spending levels, and this could negatively impact certain of our businesses in the beginning of 2014. Also potentially affecting our performance in the first quarter of 2014 is the timing of expected orders from a major customer in our TECH segment, which we anticipate will now be received in the second quarter instead of the first quarter. Despite a slower start to 2014, we expect continued growth in residential new construction activity. We also anticipate that spending on residential improvement projects will increase, albeit at a slower pace than new construction. Our expectation for 2014 is that demand for residential security and home automation products will continue to increase over the levels experienced in 2013. Finally, for non-residential markets, we expect modest growth in the institutional segment, which is a major market for our CES and DMS segments.

As discussed below in "- Liquidity and Capital Resources - Operational Improvement Initiatives", we are well along in a transformation process focused on improving our strategic sourcing and supply chain capabilities, streamlining our warehousing and logistics, and optimizing our manufacturing footprint. Although our investments in these initiatives have reduced our operating margins in recent quarters, we believe they began to generate savings as planned in the fourth quarter, primarily related to sourcing improvements.

With these operational initiatives under way, we believe that we are in a position to focus more of our attention on ways to increase net sales. Toward that end, we have begun to execute on various marketing and product development strategies aimed at adding products that can accelerate our growth by leveraging our brands and distribution channels. We are approaching 2014 with a cautiously optimistic view of our end markets and with a keen focus on driving improvement through our transformation initiatives and sales growth strategies.

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
December 31, 2013

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

Inventory Valuation

We value inventories at the lower of the cost or market with approximately 29% of our inventory at December 31, 2013 valued using the last-in, first-out (“LIFO”) method and the remainder valued using the first-in, first-out (“FIFO”) method. In connection with both LIFO and FIFO inventories, we record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities, and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. We believe that our procedures for estimating such amounts are reasonable. See Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

Income Taxes

We account for income taxes using the liability method in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in our consolidated financial statements and the amounts included in our federal, state and foreign income tax returns to be recognized in the balance sheet. As we generally do not file our income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards and valuation allowances required, if any, for tax assets that may not be realizable in the future. We require each of our subsidiaries to submit year-end tax information packages as part of the year-end financial statement closing process so that the information used to estimate the deferred tax accounts at December 31 is reasonably consistent with the amounts expected to be included in the filed tax returns. ASC 740 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference. As such, we have historically had deferred tax assets due principally to the unfavorable tax consequences of recording expenses for required book reserves for such things as, among others, bad debts, inventory valuation, insurance, product liability and warranty that cannot be deducted for income tax purposes until such expenses are actually paid. In addition, the Company has deferred tax liabilities related to basis differences in intangible assets and in property and equipment. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law. The income tax estimates used have historically not resulted in material adjustments to income tax expense in subsequent periods when the estimates are adjusted to the actual filed tax return amounts, although there may be reclassifications between the current and long-term portion of the deferred tax accounts. See Note 8, “Income Taxes”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

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

In 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-8”), which introduced an optional qualitative assessment for testing goodwill impairment. Under ASU 2011-8, if we conclude that it is more likely than not that the fair value of a reporting unit exceeds the carrying amount, we are not required to perform the annual quantitative two-step impairment test under ASC 350, Goodwill and Other (“ASC 350”). We adopted ASU 2011-8 in 2011 and used the qualitative assessment approach in connection with our 2012 annual impairment evaluation for the RESV and DMS reporting units, and our 2011 annual impairment evaluation for the RESV, DMS and TECH reporting units. We used the quantitative assessment approach in connection with our 2013 annual impairment evaluation for the RESV, TECH and DMS reporting units and our 2012 annual impairment evaluation for the TECH reporting unit. Although we do not believe that there are any indicators of goodwill impairment, we believe that it is appropriate to periodically perform quantitative analysis of goodwill to provide a basis of support for future qualitative assessments, which is the reason that we used the quantitative assessment approach in 2013.

The following analyses were performed in connection with our annual qualitative assessment under ASU 2011-8 and are performed, if necessary, on an interim basis in order to determine if it is more likely than not that the fair value of any of our applicable reporting units are below the respective carrying amounts:

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

•
We review, and update if necessary, our long-term 5-year financial projections and compare them to the prior long-term 5-year projections to determine if there has been a significant adverse change that could materially lower our prior valuation conclusions under both the discounted cash flow ("DCF") approach and the earnings before interest, taxes, depreciation and amortization ("EBITDA") multiple approach.

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
December 31, 2013

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

2013 Annual Impairment Test

For the 2013 annual impairment test for RESV, DMS and TECH, we estimated the fair value of each of the reporting units using a weighted average of 50% for the DCF approach and 50% for the EBITDA approach, which we determined to be the most representative allocation for the estimate of the long-term fair value of the reporting units. The RESV valuation assumed a taxable transaction while the DMS and TECH valuations each assumed a non-taxable transaction, with WACC’s of 13.2%, 13.4% and 14.5%, respectively, and EBITDA multiples in the range of 7.5x to 8.0x, 6.5x to 7.5x and 7.0x to 8.5x, respectively, for the selected measurement periods of the latest twelve months through September 30, 2013, and forecasted 2013 and 2014. As the estimated fair value of RESV, DMS and TECH was greater than the carrying value, no Step 2 test for goodwill impairment was required. The Company did not prepare updated goodwill impairment analyses as of December 31, 2013 for any reporting unit, as there were no indicators during the quarter that would have required such analysis.

We believe that our assumptions used to estimate the fair value of RESV, DMS and TECH as of the first day of the fourth quarter were reasonable. If different assumptions were used, particularly with respect to estimating future cash flows, weighted average costs of capital, and terminal growth rates, different estimates of fair value may have resulted. The estimated fair values of the RESV, DMS, and TECH reporting units would have to decrease by approximately 50.7%, 39.5%, and 23.8%, respectively, before a potential impairment would be recognized.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

2012 Annual Impairment Test

We determined that it was appropriate for us to use the qualitative assessment approach under ASU 2011-8 for the 2012 annual goodwill impairment evaluation performed as of the first day of the fourth quarter based on the fact that the estimated fair values of the RESV and DMS derived in our valuation analysis continued to be significantly in excess of the carrying values. Based on the qualitative analysis performed, as described above, we determined that it was more likely than not that the fair value of each of these evaluated reporting units was greater than their carrying amounts as of the first day of the fourth quarter. Accordingly, we were not required to perform the two-step impairment test under ASC 350 for 2012 for RESV and DMS.

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

2011 Annual Impairment Test

We determined that it was appropriate for us to use the qualitative assessment approach under ASU 2011-8 for the 2011 annual goodwill impairment evaluation based on the fact that the fair values of the RESV and TECH reporting units were significantly in excess of the carrying values in 2010, and the fact that substantially all of the DMS reporting unit was a recently completed acquisition at the time. Based on the qualitative analysis performed, as described above, we determined that it was more likely than not that the fair value of each of the three evaluated reporting units was greater than their carrying amounts as of the first day of the fourth quarter. Accordingly, we were not required to perform the two-step impairment test under ASC 350 for 2011.

As of December 31, 2011, we determined that there were no indicators of impairment and, therefore, no interim impairment testing was required for the RESV, DMS, or TECH reporting units as of that date.

See Note 3, “Goodwill and Other Intangible Assets”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

Other Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), we evaluate the realizability of long-lived assets, which primarily consists of property and equipment and definite-lived intangible assets (the “ASC 360 Long-Lived Assets”), when events or business conditions warrant it, as well as whenever an interim goodwill impairment test is required under ASC 350. ASC 350 requires that the ASC 360 impairment test be completed, and any ASC 360 impairment be recorded, prior to performing the goodwill impairment test.

In accordance with ASC 360, the evaluation of the impairment of long-lived assets, other than goodwill, is based on expectations of non-discounted future cash flows compared to the carrying value of the long-lived asset groups. If the sum of the expected non-discounted future cash flows is less than the carrying amount of the ASC 360 Long-Lived Assets, we would recognize an impairment loss if the carrying amount of the asset group exceeds its fair value. Our cash flow estimates are based upon historical cash flows, as well as future projected cash flows received from subsidiary management in connection with our annual company-wide planning process and interim forecasting, and, if appropriate, include a terminal valuation for the applicable subsidiary based upon an EBITDA multiple. We estimate the EBITDA multiples by reviewing comparable company information and other industry data. We believe

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

that our procedures for estimating gross future cash flows, including the terminal valuation, were reasonable and consistent with current market conditions for each of the dates when impairment testing has been performed.

For the year ended December 31, 2013, we recorded a non-cash impairment charge of approximately $4.3 million within COGS related to the write-down of property and equipment in connection with the exit in the first quarter of 2014 of a product line within the RESV segment. There were no other long-lived asset impairment charges recorded during 2012 or 2011. See Note 3, “Goodwill and Other Intangible Assets”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

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

Product Warranties

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
December 31, 2013

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

Results of Operations
Our consolidated operating results for 2013, 2012 and 2011 were as follows:

	For the year ended December 31,						Change
	2013		2012		2011		2013 vs. 2012		2012 vs. 2011
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$2,287.9	100.0%	$2,201.3	100.0%	$2,140.5	100.0%	$86.6	N/A %	$60.8	N/A %
Cost of Products Sold ("COGS"):
Material costs	1,087.6	47.5	1,050.2	47.7	1,038.2	48.5	37.4	(0.2)	12.0	(0.8)
Labor costs	124.0	5.4	126.9	5.8	123.7	5.8	(2.9)	(0.4)	3.2	—
Overhead costs	415.8	18.2	383.8	17.4	405.9	18.9	32.0	0.8	(22.1)	(1.5)
Total COGS	1,627.4	71.1	1,560.9	70.9	1,567.8	73.2	66.5	0.2	(6.9)	(2.3)
Gross profit	660.5	28.9	640.4	29.1	572.7	26.8	20.1	(0.2)	67.7	2.3
SG&A	521.3	22.8	468.5	21.3	464.8	21.8	52.8	1.5	3.7	(0.5)
Amortization of intangible assets	51.3	2.3	44.3	2.0	44.8	2.1	7.0	0.3	(0.5)	(0.1)
Operating earnings	87.9	3.8	127.6	5.8	63.1	2.9	(39.7)	(2.0)	64.5	2.9
Interest expense	(99.4)	(4.3)	(96.5)	(4.4)	(105.6)	(4.9)	(2.9)	0.1	9.1	0.5
Loss from debt retirement	—	—	(6.4)	(0.3)	(33.8)	(1.6)	6.4	0.3	27.4	1.3
Investment income	0.1	—	0.1	—	0.1	—	—	—	—	—
(Loss) earnings before (benefit) provision for income taxes	(11.4)	(0.5)	24.8	1.1	(76.2)	(3.6)	(36.2)	(1.6)	101.0	4.7
(Benefit) provision for income taxes	(3.1)	(0.1)	15.3	0.7	(20.3)	(1.0)	(18.4)	(0.8)	35.6	1.7
Net (loss) earnings	$(8.3)	(0.4)%	$9.5	0.4%	$(55.9)	(2.6)%	$(17.8)	(0.8)%	$65.4	3.0%

Other financial information:
Depreciation and amortization	$95.2	4.2%	$83.7	3.8%	$93.9	4.4%	$11.5	0.4%	$(10.2)	(0.6)%
Non-cash impairment charges	4.3	0.2	—	—	—	—	4.3	0.2	—	—
Share-based compensation expense	10.5	0.5	4.6	0.2	1.7	0.1	5.9	0.3	2.9	0.1
Restructuring and transformation charges	35.4	1.5	16.2	0.7	19.6	0.9	19.2	0.8	(3.4)	(0.2)
Other	7.9	0.3	2.5	0.1	10.7	0.5	5.4	0.2	(8.2)	(0.4)

* not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

Net sales by segment for 2013, 2012 and 2011 were as follows:

				Change
	For the year ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
	(Dollar amounts in millions)

RESV	$600.5	$598.3	$591.2	$2.2	0.4%	$7.1	1.2%
TECH	526.9	422.7	455.2	104.2	24.7	(32.5)	(7.1)
DMS	274.5	284.6	280.6	(10.1)	(3.5)	4.0	1.4
RHC	415.2	381.8	378.6	33.4	8.7	3.2	0.8
CES	470.8	513.9	434.9	(43.1)	(8.4)	79.0	18.2
	$2,287.9	$2,201.3	$2,140.5	$86.6	3.9%	$60.8	2.8%

Operating earnings (loss) by segment for 2013, 2012 and 2011 were as follows:

				Change
	For the year ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
	(Dollar amounts in millions)

RESV	$63.1	$73.3	$32.6	$(10.2)	(13.9)%	$40.7	* %
TECH	7.6	14.2	35.4	(6.6)	(46.5)	(21.2)	(59.9)
DMS	38.2	33.1	22.2	5.1	15.4	10.9	49.1
RHC	13.1	8.5	1.4	4.6	54.1	7.1	*
CES	26.2	42.9	12.0	(16.7)	(38.9)	30.9	*
	148.2	172.0	103.6	(23.8)	(13.8)	68.4	66.0
Executive severance	—	—	(8.7)	—	*	8.7	100.0
Unallocated	(60.3)	(44.4)	(31.8)	(15.9)	(35.8)	(12.6)	(39.6)
	$87.9	$127.6	$63.1	$(39.7)	(31.1)%	$64.5	* %

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

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

On March 11, 2013, our Board of Directors approved our operational improvement initiatives and efforts to rationalize our global manufacturing and distribution capacity. See "- Liquidity and Capital Resources - Operational Improvement Initiatives” below.

Year ended December 31, 2013 as compared to the year ended December 31, 2012

RESV Segment

The operating results for the RESV segment for 2013 and 2012 were as follows:

	For the year ended December 31,
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$600.5	100.0%	$598.3	100.0%	$2.2	N/A %

COGS:
Material costs	250.4	41.7	252.2	42.1	(1.8)	(0.4)
Labor costs	31.1	5.2	33.4	5.6	(2.3)	(0.4)
Overhead costs	131.3	21.9	122.4	20.5	8.9	1.4
Total COGS	412.8	68.8	408.0	68.2	4.8	0.6
Gross Profit	187.7	31.2	190.3	31.8	(2.6)	(0.6)
SG&A	109.4	18.2	101.7	17.0	7.7	1.2
Amortization of intangible assets	15.2	2.5	15.3	2.5	(0.1)	—
Operating earnings	$63.1	10.5%	$73.3	12.3%	$(10.2)	(1.8)%

Other financial information:
Depreciation and amortization	$27.4	4.6%	$29.0	4.8%	$(1.6)	(0.2)%
Non-cash impairment charge	4.3	0.7	—	—	4.3	0.7
Share-based compensation expense	1.1	0.2	0.3	0.1	0.8	0.1
Restructuring and transformation charges	(0.2)	—	1.8	0.3	(2.0)	(0.3)
Other	—	—	(0.7)	(0.1)	0.7	0.1

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

Net sales in the RESV segment increased approximately $2.2 million in 2013 as compared to 2012 and reflects a decline of approximately $2.8 million due to the effects of changes in foreign exchange rates. Excluding the effect of changes in foreign currency exchange rates, net sales in the RESV segment for 2013 increased approximately $5.0 million as compared to 2012.

The increase in net sales for 2013 as compared to 2012 is primarily attributable to volume/mix increases, partially offset by the effects of changes in foreign currency exchange rates. North American sales in 2013 increased approximately $12.8 million, while sales in the segment's European range hood business declined approximately $11.0 million. Excluding the effect of changes in foreign currency exchange rates, North American sales in 2013 increased approximately $16.8 million, while sales in the segment's European range hood business declined approximately $12.1 million. The increase in North American sales for 2013 is attributable to increases in U.S. sales of approximately $22.8 million, partially offset by a decrease in Canadian sales of approximately $6.0 million. The increase in U.S. sales is primarily attributable to increases in the wholesale and appliance distribution channels of approximately $15.7 million, or 11.0%, and $8.8 million, or 16.3%, respectively. The decrease in Canadian sales is primarily attributable to softness in the retail distribution channel and a decline in Canadian housing starts. The decline in sales in the European range hood business is primarily attributable to the discontinuation of low margin business and the continued economic downturn in that region.

COGS as a percentage of net sales decreased slightly during 2013 as compared to 2012. Material costs as a percentage of net sales for 2013 decreased as compared to 2012, in part due to our global procurement initiative, a component of our overall operational improvement initiatives. Overhead and other costs increased in 2013 as compared to 2012 and primarily reflect an increase in product liability expense of approximately $9.0 million as compared to 2012 principally as a result of favorable claims settlement experienced during 2012. COGS for 2013 also includes (1) a non-cash impairment charge of approximately $4.3 million recorded during the fourth quarter of 2013 related to the write-down of property and equipment in connection with the exit in the first quarter of 2014 of a product line, (2) a decrease of approximately $1.3 million related to the effects of changes in foreign currency exchange rates, and (3) a decrease of approximately $1.5 million related to depreciation expense. COGS for 2012 also includes approximately $1.8 million of severance and other charges related to exit and disposal activities.

The increase in SG&A as a percentage of net sales for 2013 is primarily attributable to an increase in net foreign exchange losses of approximately $1.5 million related to transactions, including intercompany debt not indefinitely invested in the Company's subsidiaries, increases in share-based compensation expense, and selling, marketing and product development expense, an increase in bad debt expense of approximately $2.0 million related to additional reserves recorded related to a foreign customer who declared bankruptcy during 2013, and a gain in 2012 related to a legal settlement of approximately $0.7 million with no comparable gain in 2013.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

TECH Segment

The operating results for the TECH segment for 2013 and 2012 were as follows:

	For the year ended December 31,
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$526.9	100.0%	$422.7	100.0%	$104.2	N/A %

COGS:
Material costs	275.1	52.2	215.5	51.0	59.6	1.2
Labor costs	6.1	1.2	4.7	1.1	1.4	0.1
Overhead costs	68.5	13.0	49.5	11.7	19.0	1.3
Total COGS	349.7	66.4	269.7	63.8	80.0	2.6
Gross Profit	177.2	33.6	153.0	36.2	24.2	(2.6)
SG&A	152.7	29.0	128.6	30.4	24.1	(1.4)
Amortization of intangible assets	16.9	3.2	10.2	2.4	6.7	0.8
Operating earnings	$7.6	1.4%	$14.2	3.4%	$(6.6)	(2.0)%

Other financial information:
Depreciation and amortization	$26.8	5.1%	$14.6	3.5%	$12.2	1.6%
Share-based compensation expense	1.1	0.2	0.4	0.1	0.7	0.1
Restructuring and transformation charges	10.5	2.0	6.1	1.4	4.4	0.6
Other	3.6	0.7	2.7	0.6	0.9	0.1
During the second quarter of 2013, we acquired all of the outstanding common stock of 2GIG. Prior to the acquisition of 2GIG, 2GIG was a large security customer for the segment. The incremental sales associated with this acquisition, combined with the previously disclosed change in revenue recognition during the first quarter of 2013 contributed approximately $82.0 million to the increase in net sales during 2013. The acquisition of Gefen Distribution contributed approximately $6.1 million to the increase in net sales during 2013. Excluding the impact of 2GIG and Gefen Distribution as noted above, sales of security and access control products increased approximately $40.5 million for 2013, while sales of audio/video distribution products decreased approximately $24.4 million during 2013.

The impact of 2GIG and Gefen Distribution contributed approximately $50.9 million to COGS during 2013, of which approximately $3.1 million relates to increased cost of goods sold due to the recognition of inventory at the acquisition date fair value. As noted in the table above, COGS as a percentage of net sales increased in 2013 as compared to 2012. This increase was primarily as a result of an increase in material costs as a percentage of net sales and an increase in overhead costs as a percentage of net sales. The increase in material costs as a percentage of net sales is primarily attributable to a change in product mix, partially offset by improvements in material costs due in part to our global procurement initiative, a component of our overall operational improvement initiatives. The increase in overhead costs as a percentage of net sales is primarily as a result of the items noted below. COGS for 2013 also includes (1) a charge of approximately $3.4 million related to a product safety recall and other warranty matters, (2) restructuring and transformation costs of approximately $4.5 million, (3) a charge of approximately $2.0 million related to the discontinuation of certain products within the segment, and (4) an increase in depreciation expense of approximately $1.8 million. In addition, overhead costs as a percentage of net sales were further negatively impacted by lower production levels in the fourth quarter of 2013 due to the fixed nature of a large component of overhead, along with lower pricing during the quarter. COGS for 2012 includes a charge of approximately $3.7 million relating to the decision to discontinue development of a certain new product and approximately $2.4 million in severance and other charges relating to exit and disposal activities.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

The impact of 2GIG and Gefen Distribution contributed approximately $17.9 million to SG&A during 2013. The decrease in SG&A as a percentage of net sales for 2013 is primarily the result of cost reductions associated with combining the operations of certain subsidiaries within the segment, as well as an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses. SG&A for 2013 includes (1) an increase in product development costs of approximately $5.3 million, (2) an increase of approximately $2.3 million in severance and other charges related to exit and disposal activities and, (3) acquisition related costs of approximately $1.5 million.

Amortization of intangible assets increased in 2013 primarily as a result of the acquisition of 2GIG.

DMS Segment

The operating results for the DMS segment for 2013 and 2012 were as follows:

	For the year ended December 31,
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$274.5	100.0%	$284.6	100.0%	$(10.1)	N/A %

COGS:
Material costs	122.9	44.8	140.2	49.3	(17.3)	(4.5)
Labor costs	6.9	2.5	5.5	1.9	1.4	0.6
Overhead costs	31.4	11.4	33.3	11.7	(1.9)	(0.3)
Total COGS	161.2	58.7	179.0	62.9	(17.8)	(4.2)
Gross Profit	113.3	41.3	105.6	37.1	7.7	4.2
SG&A	62.2	22.7	60.4	21.2	1.8	1.5
Amortization of intangible assets	12.9	4.7	12.1	4.3	0.8	0.4
Operating earnings	$38.2	13.9%	$33.1	11.6%	$5.1	2.3%

Other financial information:
Depreciation and amortization	$17.7	6.4%	$17.4	6.1%	$0.3	0.3%
Share-based compensation expense	0.2	0.1	—	—	0.2	0.1
Restructuring and transformation charges	1.1	0.4	—	—	1.1	0.4
Other	2.1	0.8	—	—	2.1	0.8

Net sales in the DMS segment for 2013 decreased approximately $10.1 million from 2012. Sales to original equipment manufacturer ("OEM") customers contributed approximately $14.0 million to the decrease in net sales during 2013, while retail sales contributed approximately $8.5 million to the decrease in net sales. These decreases are primarily the result of the global decline in personal computer and television sales, as well as our strategic exit from low gross margin business. The decreases in OEM and retail sales were partially offset by increases in net sales for Ergotron branded products, primarily driven by ergonomic sit-stand and device management carts, of approximately $12.0 million.

COGS as a percentage of net sales decreased in 2013 as compared to 2012 primarily as a result of changes in the relative mix of products sold within the segment and a decrease in material costs associated with purchases of aluminum components, electrical components and steel.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

SG&A includes a non-cash charge of approximately $2.1 million in the fourth quarter of 2013 related to the reversal of an indemnification asset initially recorded as part of purchase accounting. This was offset by the reversal of the related $2.1 million reserve for uncertain tax positions recorded as part of purchase accounting to the benefit from income taxes for 2013. The remaining increase in SG&A as a percentage of net sales for 2013 as compared to 2012 is primarily the result of a decrease in net sales without a proportionate decrease in SG&A due to the fixed nature of certain expenses and increased professional fees.

RHC Segment

The operating results for the RHC segment for 2013 and 2012 were as follows:

	For the year ended December 31,
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$415.2	100.0%	$381.8	100.0%	$33.4	N/A %

COGS:
Material costs	244.6	58.9	230.7	60.4	13.9	(1.5)
Labor costs	13.3	3.2	12.7	3.3	0.6	(0.1)
Overhead costs	81.7	19.7	74.1	19.5	7.6	0.2
Total COGS	339.6	81.8	317.5	83.2	22.1	(1.4)
Gross Profit	75.6	18.2	64.3	16.8	11.3	1.4
SG&A	61.7	14.9	55.0	14.4	6.7	0.5
Amortization of intangible assets	0.8	0.2	0.8	0.2	—	—
Operating earnings	$13.1	3.1%	$8.5	2.2%	$4.6	0.9%

Other financial information:
Depreciation and amortization	$9.8	2.4%	$10.6	2.8%	$(0.8)	(0.4)%
Share-based compensation expense	0.7	0.2	0.2	0.1	0.5	0.1
Restructuring and transformation charges	8.6	2.1	0.3	0.1	8.3	2.0
Other	(0.1)	—	0.4	0.1	(0.5)	(0.1)

The increase in net sales for 2013 is primarily the result of improving market conditions, continued increased private label sales to specific customers, ongoing efforts to attract new customers, and the addition of several new distribution customers as compared to 2012. Sales in North America increased approximately $37.0 million during 2013 as compared to 2012, while sales to customers in other regions decreased approximately $3.6 million in 2013 as compared to 2012.

The decrease in COGS as a percentage of net sales is primarily attributable to favorable pricing, lower outbound freight costs, lower material costs as a percentage of net sales (partly due to our global procurement initiative, a component of our overall operational improvement initiatives), and to a lesser extent favorable manufacturing overhead absorption. These decreases were partially offset by unfavorable sales mix. The year over year change in material costs as a percentage of net sales was adversely impacted by favorable LIFO adjustments in the prior year. Additionally, during 2013 the RHC segment recorded approximately $8.6 million of severance and other charges within COGS related to the planned manufacturing rationalization and relocation initiative discussed further in "- Liquidity and Capital Resources - Operational Improvement Initiatives".

The increase in SG&A in 2013 primarily relates to increased costs associated with strategic initiatives occurring within the segment, as well as, increased royalty fees.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

CES Segment

The operating results for the CES segment for 2013 and 2012 were as follows:

	For the year ended December 31,
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$470.8	100.0%	$513.9	100.0%	$(43.1)	N/A %

COGS:
Material costs	194.6	41.3	211.6	41.2	(17.0)	0.1
Labor costs	66.6	14.1	70.6	13.7	(4.0)	0.4
Overhead costs	102.9	21.9	104.5	20.3	(1.6)	1.6
Total COGS	364.1	77.3	386.7	75.2	(22.6)	2.1
Gross Profit	106.7	22.7	127.2	24.8	(20.5)	(2.1)
SG&A	75.0	15.9	78.4	15.3	(3.4)	0.6
Amortization of intangible assets	5.5	1.2	5.9	1.2	(0.4)	—
Operating earnings	$26.2	5.6%	$42.9	8.3%	$(16.7)	(2.7)%

Other financial information:
Depreciation and amortization	$12.4	2.6%	$11.9	2.3%	$0.5	0.3%
Share-based compensation expense	0.9	0.2	0.3	0.1	0.6	0.1
Restructuring and transformation charges	2.0	0.4	1.2	0.2	0.8	0.2
Other	0.1	—	(0.3)	(0.1)	0.4	0.1

Net sales in the CES segment for 2013 decreased approximately $43.1 million in 2013 as compared to 2012 and reflects a decrease of approximately $4.1 million attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the CES segment for 2013 decreased approximately $39.0 million from 2012.  This decrease in net sales is primarily the result of decreased shipment levels of air handlers, clean room equipment and packaged equipment in the U.S. market.  Sales relating to a major customer decreased approximately $20.5 million during 2013 as compared to 2012. Backlog for CES products expected to be filled within the next twelve months was approximately $241.4 million at December 31, 2013 and approximately $213.4 million at December 31, 2012.  While there continues to be signs of continued weakness in non-residential construction, the increase in backlog since December 31, 2012 is the result of an increase in the incoming order rate, primarily related to one major customer.

The increase in COGS as a percentage of net sales for 2013 primarily reflects an increase in overhead costs as a percentage of net sales. This increase is primarily due to lower sales volume without a proportionate decrease in overhead due to the fixed nature of certain expenses. Overhead costs for 2013 also includes a charge of approximately $6.5 million related to certain warranty matters and a charge of approximately $0.9 million related to the planned manufacturing rationalization and relocation initiative discussed further in "- Liquidity and Capital Resources - Operational Improvement Initiatives". COGS in the CES segment for 2013 also reflects a decrease of approximately $3.6 million from 2012 attributable to the effect of changes in foreign currency exchange rates.

The increase in SG&A as a percentage of net sales for 2013 is primarily due to a decrease in net sales without a proportionate decrease in SG&A due to the fixed nature of certain expenses. SG&A for 2013 includes a decrease in bad debt expense of approximately $4.4 million related to customer recoveries and approximately $1.1 million in costs related to the planned manufacturing rationalization and relocation initiative discussed further in "- Liquidity and Capital Resources - Operational Improvement Initiatives".

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

Unallocated

Operating Loss. Unallocated operating loss was approximately $60.3 million in 2013 as compared to approximately $44.4 million for 2012. This increase in operating loss is primarily related to expanded executive staffing, higher share based compensation expense and higher outside consulting fees. Additionally, in 2013 we recorded a one-time compensation charge of approximately $1.7 million with no corresponding charge in 2012. Share based compensation expense for 2013 and 2012 totaled approximately $6.5 million and $3.4 million, respectively. Outside consulting fees and other costs relating to a program of operational improvement initiatives totaled approximately $13.4 million and $6.8 million for 2013 and 2012, respectively.

As described in "- Liquidity and Capital Resources" later in this section, we continue to identify and implement a number of initiatives intended to reduce costs and improve efficiencies, both in manufacturing and administrative areas, to improve our competitiveness and better align us with the markets we serve. In connection with these initiatives, we have added certain professionals and consultants with expertise in leading and implementing such initiatives. These initiatives, and the associated expenses, will continue throughout 2014 and beyond and the process of implementing certain of these initiatives, particularly with respect to relocating and rationalizing our manufacturing capacity, will continue at least into 2015. We view these initiatives as transformational and important to our ability to sustain a competitive advantage well into the future.

Interest Expense

Interest expense increased approximately $2.9 million, or approximately 3.0%, during 2013 as compared to 2012.  This increase is primarily the result of an increase in the weighted average interest rate of our outstanding debt.

Loss from Debt Retirement

On October 18, 2012, we issued an additional $235.0 million aggregate principal amount of our 8.5% Senior Notes due 2021 (the "New 8.5% Notes"). We received approximately $251.7 million of gross proceeds in connection with the issuance of the New 8.5% Notes, which were used to pay down an equal amount of aggregate principal of our Term Loan Facility. The redemption of the Term Loan Facility resulted in a pre-tax loss of approximately $6.4 million in the fourth quarter of 2012.

(Benefit) provision for Income Taxes

The benefit from income taxes for 2013 was approximately $3.1 million as compared to a provision for income taxes of approximately $15.3 million for 2012. The effective income tax rate of a benefit of approximately 27.2% for 2013 differs from the United States federal statutory rate of 35% principally as a result of losses in certain foreign jurisdictions that cannot be benefited, partially offset by the settlement of an uncertain tax position during the first quarter of 2013 and reductions in reserves for uncertain tax positions as a result of the expiration of the statute of limitations on certain items including a $2.1 million reserve reversal for uncertain tax positions recorded as part of purchase accounting. Compared to the United States federal statutory rate of 35%, the effective income tax rate of approximately 61.7% for 2012 reflects an increase in the valuation allowances related to certain deferred tax assets, state tax expense, and nondeductible expenses, partially offset by a decrease due to the effect of foreign operations.

Our cash tax liability for 2013 and 2012 was approximately $10.0 million and $10.4 million, respectively, of which approximately $8.0 million and $8.5 million, respectively, relates to income tax attributable to our foreign subsidiaries. At December 31, 2013, we had an estimated United States Federal income tax loss carryforward of approximately $23.4 million.

Foreign Net Sales and Operating Earnings

Net sales and earnings derived from international markets are subject to economic, political, and currency risks, among others.

Foreign net sales, which are attributed based on the location of our subsidiary responsible for the sale, were approximately 16.5% and 18.8% of consolidated net sales for 2013 and 2012, respectively.  Net sales from our Canadian subsidiaries were approximately 10.0% and 11.3% of consolidated net sales for 2013 and 2012, respectively.  Net sales from our Canadian subsidiaries include net sales from the RESV, TECH and CES segments.  Net sales from our European subsidiaries were approximately 6.2% and 6.9% of consolidated net sales for 2013 and 2012, respectively.  Net sales from our European subsidiaries include net sales from all segments, with the exception of our RHC segment.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

Operating earnings of foreign operations, consisting primarily of the results of operations of our Canadian and European subsidiaries, were approximately 13.5% and 15.9% of consolidated operating earnings (before unallocated and corporate expenses) for 2013 and 2012, respectively.

Year ended December 31, 2012 as compared to the year ended December 31, 2011

RESV Segment

The operating results for the RESV segment for 2012 and 2011 were as follows:

	For the year ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$598.3	100.0%	$591.2	100.0%	$7.1	N/A %

COGS:
Material costs	252.2	42.1	257.3	43.5	(5.1)	(1.4)
Labor costs	33.4	5.6	36.5	6.2	(3.1)	(0.6)
Overhead costs	122.4	20.5	140.6	23.8	(18.2)	(3.3)
Total COGS	408.0	68.2	434.4	73.5	(26.4)	(5.3)
Gross Profit	190.3	31.8	156.8	26.5	33.5	5.3
SG&A	101.7	17.0	108.9	18.4	(7.2)	(1.4)
Amortization of intangible assets	15.3	2.5	15.3	2.6	—	(0.1)
Operating earnings	$73.3	12.3%	$32.6	5.5%	$40.7	6.8%

Other financial information:
Depreciation and amortization	$29.0	4.8%	$28.9	4.9%	$0.1	(0.1)%
Share-based compensation expense	0.3	0.1	0.1	—	0.2	0.1
Restructuring and transformation charges	1.8	0.3	16.9	2.9	(15.1)	(2.6)
Other	(0.7)	(0.1)	0.6	0.1	(1.3)	(0.2)

Net sales in the RESV segment for 2012 reflect an increase of approximately $7.1 million from 2011. This increase in net sales is primarily attributable to improved pricing, partially offset by volume/mix decreases and decreases related to the effects of foreign exchange rates of approximately $5.7 million. Excluding the effect of changes in foreign currency exchange rates, net sales in the RESV segment for 2012 increased approximately $12.8 million as compared to 2011. Excluding the effect of changes in foreign currency exchange rates, North American sales in 2012 increased approximately $23.8 million, while net sales for the segment's European range hood business declined approximately $12.7 million. The increase in North American sales is primarily attributable to increases in U.S. sales of approximately $22.3 million and Canadian sales of approximately $1.5 million. Price increases and industry wide increases in new housing starts, new and existing home sales, as well as residential construction and investment spending, during 2012 as compared to 2011, contributed to the overall increase in sales during the period. The decline in the European range hood business is primarily attributable to the discontinuation of low margin business.

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
December 31, 2013

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

TECH Segment

The operating results for the TECH segment for 2012 and 2011 were as follows:

	For the year ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$422.7	100.0%	$455.2	100.0%	$(32.5)	N/A %

COGS:
Material costs	215.5	51.0	228.3	50.2	(12.8)	0.8
Labor costs	4.7	1.1	3.8	0.8	0.9	0.3
Overhead costs	49.5	11.7	48.0	10.5	1.5	1.2
Total COGS	269.7	63.8	280.1	61.5	(10.4)	2.3
Gross Profit	153.0	36.2	175.1	38.5	(22.1)	(2.3)
SG&A	128.6	30.4	129.8	28.5	(1.2)	1.9
Amortization of intangible assets	10.2	2.4	9.9	2.2	0.3	0.2
Operating earnings	$14.2	3.4%	$35.4	7.8%	$(21.2)	(4.4)%

Other financial information:
Depreciation and amortization	$14.6	3.5%	$15.5	3.4%	$(0.9)	0.1%
Share-based compensation expense	0.4	0.1	—	—	0.4	0.1
Restructuring and transformation charges	6.1	1.4	1.2	0.3	4.9	1.1
Other	2.7	0.6	1.1	0.2	1.6	0.4

The decrease in net sales for 2012 is primarily attributable to lower volumes, including lower sales to 2GIG, a large security customer, of approximately $35.0 million, and a decrease in sales of approximately $4.8 million related to the closure of a certain subsidiary within the segment, partially offset by increased sales related to the impact of the TV One acquisition of approximately $6.1 million during 2012.

We combined the operations of certain subsidiaries within the segment in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth.  In connection with the combination of these businesses, management identified certain products that were either redundant or not competitive and, therefore, were discontinued. Cost of goods sold in 2012 includes approximately $2.4 million to reduce inventory values for these products to their expected net realizable amounts. In addition, SG&A in 2012 includes approximately $3.7 million of severance and other exit costs in connection with the combinations. We anticipate recording additional expenses of between approximately $4.0 million and $5.0 million related to these activities.

COGS in 2012 includes a charge to overhead costs of approximately $3.7 million relating to the decision to discontinue development of a product. This decision was based on the less than expected interest in this product and the availability of competing products

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

within the TECH segment that are expected to have greater market potential. The charge is comprised of reserves to reduce remaining inventories to their net realizable value, costs to cancel open purchase orders, costs of products returned, and the accelerated depreciation of tooling equipment.

COGS for 2012 also includes the impact of the TV One acquisition of approximately $2.4 million and, for 2011, includes approximately $4.9 million of additional warranty expense primarily related to a certain security customer. As noted in the above table, the percentage of COGS to net sales increased for 2012, primarily as a result of an increase in material and overhead costs as a percentage of net sales. The increase in material costs as a percentage of net sales is mainly attributable to the mix of products sold. The increase in overhead costs primarily relates to the items discussed above, coupled with a decrease in net sales without a proportionate decrease in costs due to the fixed nature of certain overhead costs.

The increase in SG&A as a percentage of net sales for 2012 is primarily the result of the impact of the TV One acquisition of approximately $3.4 million, an increase in severance and other charges relating to exit and disposal activities of approximately $2.7 million, and approximately $2.9 million of increased spending levels for product development. These increases were partially offset by the result of cost reductions associated with combining the operations of certain subsidiaries within the segment, discussed earlier.

DMS Segment

The operating results for the DMS segment for 2012 and 2011 were as follows:

	For the year ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$284.6	100.0%	$280.6	100.0%	$4.0	N/A %

COGS:
Material costs	140.2	49.3	134.5	47.9	5.7	1.4
Labor costs	5.5	1.9	5.3	1.9	0.2	—
Overhead costs	33.3	11.7	45.1	16.1	(11.8)	(4.4)
Total COGS	179.0	62.9	184.9	65.9	(5.9)	(3.0)
Gross Profit	105.6	37.1	95.7	34.1	9.9	3.0
SG&A	60.4	21.2	60.6	21.6	(0.2)	(0.4)
Amortization of intangible assets	12.1	4.3	12.9	4.6	(0.8)	(0.3)
Operating earnings	$33.1	11.6%	$22.2	7.9%	$10.9	3.7%

Other financial information:
Depreciation and amortization	$17.4	6.1%	$24.2	8.6%	$(6.8)	(2.5)%

Net sales in the DMS segment increased approximately $4.0 million during 2012 as compared to 2011. This increase is attributable to increased sales volume of the segment's branded products primarily in the Americas and Asia Pacific regions, while European sales were relatively flat. In addition, direct sales to OEM customers were higher due to sales of new products and increased volume of existing products. These increases were partially offset by the planned withdrawal from low-margin OEM indirect business.

As noted in the above table, COGS as a percentage of net sales decreased in 2012 as compared to 2011. COGS for 2011 (specifically the first quarter of 2011) included an increase of approximately $7.3 million for inventory acquired in business combinations (which is included in depreciation and amortization expense) with no corresponding charge in 2012. The remaining change in COGS as

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

a percentage of net sales for 2012 is primarily due to an increase in material costs as a percentage of net sales due, in part, to changes in the relative mix of products sold.

The decrease in SG&A as a percentage of net sales is primarily the result of cost reductions related to synergies arising from the combination of two companies within this segment.

RHC Segment

The operating results for the RHC segment for 2012 and 2011 were as follows:

	For the year ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$381.8	100.0%	$378.6	100.0%	$3.2	N/A %

COGS:
Material costs	230.7	60.4	232.3	61.4	(1.6)	(1.0)
Labor costs	12.7	3.3	13.0	3.4	(0.3)	(0.1)
Overhead costs	74.1	19.5	76.9	20.3	(2.8)	(0.8)
Total COGS	317.5	83.2	322.2	85.1	(4.7)	(1.9)
Gross Profit	64.3	16.8	56.4	14.9	7.9	1.9
SG&A	55.0	14.4	54.2	14.3	0.8	0.1
Amortization of intangible assets	0.8	0.2	0.8	0.2	—	—
Operating earnings	$8.5	2.2%	$1.4	0.4%	$7.1	1.8%

Other financial information:
Depreciation and amortization	$10.6	2.8%	$12.8	3.4%	$(2.2)	(0.6)%
Share-based compensation expense	0.2	0.1	—	—	0.2	0.1
Restructuring and transformation charges	0.3	0.1	0.9	0.2	(0.6)	(0.1)
Other	0.4	0.1	0.1	—	0.3	0.1

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
December 31, 2013

partially offset by a decrease in product liability expense of approximately $1.2 million as compared to 2011 as a result of favorable claims settlement during 2012.

CES Segment

The operating results for the CES segment for 2012 and 2011 were as follows:

	For the year ended December 31,
	2012		2011		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2012% - 2011%
	(Dollar amounts in millions)

Net Sales	$513.9	100.0%	$434.9	100.0%	$79.0	N/A %

COGS:
Material costs	211.6	41.2	185.8	42.7	25.8	(1.5)
Labor costs	70.6	13.7	65.1	15.0	5.5	(1.3)
Overhead costs	104.5	20.3	95.3	21.9	9.2	(1.6)
Total COGS	386.7	75.2	346.2	79.6	40.5	(4.4)
Gross Profit	127.2	24.8	88.7	20.4	38.5	4.4
SG&A	78.4	15.3	70.8	16.3	7.6	(1.0)
Amortization of intangible assets	5.9	1.2	5.9	1.3	—	(0.1)
Operating earnings	$42.9	8.3%	$12.0	2.8%	$30.9	5.5%

Other financial information:
Depreciation and amortization	$11.9	2.3%	$12.3	2.8%	$(0.4)	(0.5)%
Share-based compensation expense	0.3	0.1	—	—	0.3	0.1
Restructuring and transformation charges	1.2	0.2	0.6	0.1	0.6	0.1
Other	(0.3)	(0.1)	(0.2)	—	(0.1)	(0.1)

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
December 31, 2013

The decrease in SG&A as a percentage of net sales for 2012 is primarily due to an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses and includes the effect of approximately $2.7 million in higher provision for bad debts in 2012.

Unallocated

Operating Loss. Unallocated operating loss was approximately $44.4 million in 2012 as compared to approximately $40.5 million for 2011. Unallocated operating loss for 2011 included approximately $8.7 million of severance expense related to the retirement of a Company executive.  Offsetting this decrease were increases primarily related to management compensation expense and expanded executive staffing, including non-cash equity based compensation expense associated with our improved financial results, and increased outside consulting fees relating to our operational initiatives which commenced in the second half of 2012.

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
December 31, 2013

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

We have U.S. federal and state net operating loss carryforwards that offset substantially all of our domestic taxable income. As a result, our expected cash tax liability is substantially less than our financial statement tax expense. The tax liability for 2012 and 2011 was approximately $10.4 million and $10.5 million, respectively, of which approximately $8.5 million and $8.6 million, respectively, relates to income tax attributable to our foreign subsidiaries. At December 31, 2012, we had an estimated U.S. Federal income tax loss carryforward of approximately $26.0 million.

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

Operating earnings of foreign operations, consisting primarily of the results of operations of our Canadian and European subsidiaries, were approximately 15.9% and 3.4% of consolidated operating earnings (before unallocated and corporate expenses) for 2012 and 2011, respectively.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

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

We believe that our unrestricted cash and cash equivalents as of December 31, 2013, our estimated cash flows from our subsidiaries, and borrowings available under our ABL Facility will be sufficient to fund our operations, anticipated capital expenditures, including potential acquisitions, and debt repayment obligations through at least the next twelve months based on our current operating plan.

We believe that our primary long-term capital requirements relate to servicing and repaying our indebtedness. At December 31, 2013, we had outstanding $250.0 million in aggregate principal amount of the 10% Notes, $735.0 million in aggregate principal amount of the 8.5% Notes (excluding approximately $6.3 million of unamortized debt premium), $93.0 million in aggregate principal amount outstanding under the Term Loan Facility (excluding approximately $1.3 million of unamortized debt discount), and no outstanding borrowings under the ABL Facility. In addition, we are currently obligated to make periodic interest payments under the 8.5% Notes, the 10% Notes, the Term Loan Facility and the ABL Facility, as well as make periodic interest and principal payments relating to other indebtedness of our subsidiaries. See “-Contractual Obligations” below for detail on our payment obligations under our indebtedness.

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

Operational Improvement Initiatives

In the first half of 2012, we began operational improvement initiatives designed to generate significant improvements in efficiencies and reductions in operating costs and expenses, both in our manufacturing processes and in our administrative functions, in order to better align us with the markets we serve and improve our overall competitiveness. These initiatives remained in progress throughout 2013, and we expect will remain in process well into 2015.

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
December 31, 2013

resource sharing in areas such as finance and human resources and (vi) introducing new products and expanding our presence in certain markets.

Given the wide ranging impact of these initiatives, we have made or plan to continue to make significant incremental investments in staffing, research and development projects and specialized consulting resources. For example, in 2012 and 2013, we expanded our staff with senior individuals with expertise in pertinent, impacted operational areas such as information technology, human resources and supply chain management.  We have also engaged certain additional, third party resources with specialization in the areas of manufacturing rationalization, procurement, logistics, information technology and process optimization. The cost of these investments in external resources in 2013 approximated $10.4 million, and is expected to range from approximately $5.0 million to $8.0 million in 2014.

Manufacturing Capacity and Distribution Rationalization: Rationalization of our global manufacturing and distribution capacity remains an important objective of the operational improvement initiatives. Currently, our manufacturing locations are primarily located throughout North America, Europe and China. We believe that consolidation and relocation of parts of our manufacturing operations to lower cost regions will provide significant cost reduction opportunities which are important to our future competitiveness. With the assistance of third party consultants who have expertise in this area, we have reviewed our worldwide manufacturing footprint to identify the extent of such opportunities given the products and markets that comprise our business. In considering potential alternatives, we considered, among other things, the availability and cost of skilled labor, proximity to supply sources, customers and similar logistical concerns, and regulatory environments and level of support provided by local governments.

On March 11, 2013, in connection with the implementation of these new operational improvement initiatives and, in particular, our efforts to rationalize our global manufacturing capacity, our Board of Directors approved the following initiatives: (i) construction of two new manufacturing facilities on a campus in Mexico to be shared by our RHC and CES segments, which will provide an integrated manufacturing footprint for both RHC and CES; (ii) consolidation of two North American manufacturing facilities in the RHC segment into the new, shared facility in Mexico; and (iii) transfer of product manufacturing from certain manufacturing facilities in the CES segment to the new, shared campus in Mexico, as well as transferring and expanding parts and sub-assembly operations in Mexico. Construction of these facilities began in the first quarter of 2013 and was substantially completed by the end of January 2014. Manufacturing in these locations began in the first quarter of 2014 and will continue to ramp up throughout the year as we continue to transfer product lines from the impacted North American locations to the new manufacturing campus. We expect that the total remaining cost to complete these manufacturing relocation projects will approximate $24.5 million to $29.5 million. We expect cash expenditures to continue through fiscal year 2015. The total remaining cost of these manufacturing relocation projects, substantially all of which will result in cash expenditures, will be primarily comprised of approximately $7.0 million to $8.5 million of machinery and equipment relocation and installation costs (including approximately $1.0 million to $1.5 million of capital expenditures), approximately $5.5 million to $6.5 million of costs associated with duplicate overhead and inefficiencies during the relocation period, approximately $9.0 million to $10.0 million of employee-related costs, and approximately $3.0 million to $4.5 million of other associated costs, including approximately $1.0 million to $2.0 million of on-going higher inventory levels. In addition, in order to assure that product availability is not disrupted and that there is no deterioration in customer service levels, we increased our inventory levels at December 31, 2013 by approximately $15.0 million and we expect that inventory levels will continue to remain at that elevated level during the transition period. Further, our Board of Directors approved restructuring expenditures of $15.0 million related to potential future footprint rationalization strategies. No significant amounts have been spent or committed in respect to this authorization to date.

One of the central factors needed to achieve our long term goals of creating a cost advantaged, scalable network that supports growth and innovation is to position our manufacturing operations where we can cost competitively manufacture product, as well as enhance our competitive capability with the ability to grow certain product lines and expand into new markets. We believe that consolidation and relocation of portions of our manufacturing capacity for the RHC and CES segments to Mexico will provide significant cost reduction opportunities. We expect these manufacturing relocation projects to generate cost savings as a result of reduced labor costs available in Mexico and from the leveraging of fixed overhead that will result from consolidating facilities. Our primary objective with respect to these initiatives is an improved competitive cost structure that will enable us to drive growth and profitability.

On March 11, 2013, in connection with our efforts to optimize supply chain performance, our Board of Directors also approved entry into a five-year agreement with a third party logistics service provider to outsource certain warehousing and distribution activities in our North American operating segments and facilitate the consolidation of North American warehousing distribution

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

centers. We expect that the remaining costs to be incurred in connection with this process of outsourcing and consolidation to be approximately $2.0 million to $3.0 million. This cost, substantially all of which will result in cash expenditures, is primarily comprised of approximately $0.5 million to $1.0 million of lease cancellation costs and approximately $1.5 million to $2.0 million of other associated costs. We expect these initiatives to generate cost savings as a result of moving to shared distribution centers and leveraging our scale by optimizing our shipments and consolidating our facilities.

We expect that of the remaining cost of approximately $26.5 million to $32.5 million related to the manufacturing relocation and warehousing and distribution consolidation initiatives, approximately $21.0 million to $23.0 million in restructuring expense will be incurred in 2014 with the remainder being incurred in 2015 and 2016.

Each of these manufacturing relocation projects and warehousing and distribution outsourcing and consolidation initiatives is aimed at optimizing our global manufacturing footprint and logistical structure to ensure that capacity is located in areas where customer service can be maximized.

The following table outlines amounts recorded within the consolidated statement of operations associated with our operational improvement initiatives for the year ended December 31, 2013:

	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation Initiative	$0.3	$9.2	$9.5
Warehousing & Distribution Consolidation	0.5	3.5	4.0
Total	$0.8	$12.7	$13.5

Procurement and Sourcing: We believe that we have a significant opportunity to reduce our manufacturing material cost, as well as our indirect non-manufacturing costs, by optimizing our procurement sources and processes. In 2013, we began the process of consolidating supplier sources and negotiating terms and pricing in a uniform and centralized manner. As a result of this initiative, we have begun to experience more competitive costs and services from our suppliers, and we expect this favorable trend will continue in 2014 and beyond.

Leveraging Resources and Sharing Systems: We believe implementing common information system platforms in certain areas and combining administrative functions when appropriate will allow us to improve efficiency and service levels and also reduce costs. An example of such an area is Human Resources. With a total workforce of approximately 9,600 on 5 continents, we believe a common Human Resource information platform will, among other things, allow us to synchronize human resource processes and policies, improve the management of compensation levels, improve utilization of specialized resources, share resources among different organizations, and provide greater opportunities for our worldwide workforce to grow and develop within the overall Nortek organization. In 2013, we implemented a common human resource information system platform among two of our five segments, as well as at our headquarters, and we expect to complete the implementation process in 2014.

Although they are well underway, these are long-term initiatives which we expect will be in process through the end of 2015. While it is still relatively early in the lifecycle of these projects, preliminary indications are that the annualized savings, compared to current cost levels and commodity markets, will approximate $45.0 million to $55.0 million when all of the projects have been completed. The savings will be generated in many areas of our business, including lower material and conversion costs, lower warehousing and distribution costs and lower administrative costs. While we estimated that we have saved approximately $7.0 million to $9.0 million in 2013, primarily through lower material and indirect costs, and we anticipate additional savings of approximately $15.0 million to $20.0 million to be realized in 2014, we do not anticipate full run rate savings to be realized until all of the projects have been successfully concluded, toward the end of 2015. These remain preliminary estimates of the savings that could be generated from our operational improvement initiatives, and there can be no assurance that these savings will be realized in the range expected, or at all.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

Cash Flows

Our cash flows from operating, investing, and financing activities for 2013 and 2012, as reflected in the consolidated statements of cash flows included elsewhere herein, are summarized in the table below:

	2013	2012	Change
	(Dollar Amounts in millions)

Net cash provided by operating activities	$135.2	$164.2	$(29.0)
Net cash used in investing activities	(193.3)	(23.5)	(169.8)
Net cash used in financing activities	(5.7)	(54.2)	48.5
Net change in unrestricted cash and cash equivalents	$(63.8)	$86.5	$(150.3)

The decrease in net cash provided by operating activities was the result of a decrease in net earnings (after the exclusion of non-cash items) of approximately $16.7 million combined with an increase in working capital needs of approximately $15.2 million partially offset by an increase in changes in other long-term assets and liabilities of approximately $2.9 million.

The increase in net cash used in investing activities was primarily the result of an increase in net cash paid for businesses acquired of approximately $143.8 million, an increase in capital expenditures of approximately $19.7 million, a decrease in proceeds from the sale of property and equipment of approximately $2.8 million, and an increase in restricted cash and marketable securities of approximately $2.6 million. Capital expenditures were approximately $43.8 million and $24.1 million for 2013 and 2012, respectively.  Capital expenditures are expected to be between approximately $45 million and $50 million in 2014, excluding expenditures associated with the operational initiatives discussed previously.

The decrease in net cash used in financing activities is primarily the result of an increase in proceeds from borrowings of approximately $118.5 million partly in connection with our acquisition of 2GIG, partially offset by an increase in payments relating to outstanding borrowings of approximately $72.0 million.

As discussed earlier, we generally use cash flows from operations and, where necessary, borrowings to finance our capital expenditures and strategic acquisitions, to meet the service requirements of existing indebtedness, and for working capital and other general corporate purposes.

Outstanding Indebtedness

We had consolidated debt at December 31, 2013 of approximately $1,096.8 million consisting of the following:

(Amounts in millions)
8.5% Notes, net of premium	$741.3
10% Notes	250.0
Term Loan Facility, net of discount	91.7
ABL Facility	—
Long-term notes, mortgage notes and other indebtedness, net	13.1
Short-term bank obligations	0.7
$1,096.8

During 2013, we had a net decrease in our debt of approximately $4.2 million resulting from net payments relating to subsidiary debt of approximately $2.9 million and a decrease of approximately $1.3 million relating to the effect of changes in foreign currency exchange rates, debt premium accretion, and debt discount amortization. Our debt to equity ratio decreased from approximately

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

11.7:1 at December 31, 2012 to approximately 11.0:1 at December 31, 2013 primarily as a result of the net decrease in indebtedness as noted above and an increase in equity.

Contractual Obligations

The following is a summary of our estimated future cash obligations at December 31, 2013, including those of our subsidiaries, under debt obligations (excluding approximately $4.5 million in net unamortized debt premium), interest expense (based upon interest rates in effect at the time of the preparation of this summary), capital lease obligations, minimum annual rental obligations primarily for non-cancelable lease obligations (operating leases), acquisition agreements, purchase obligations, other long-term liabilities and other obligations. Also, see Note 4, “Notes, Mortgage Notes and Obligations Payable”, and Note 6, “Commitments and Contingencies”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report:

	Payments Due by Period
	Less than 1 year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(Amounts in millions)
Notes, mortgage notes and obligations payable (1)	$0.3	$0.6	$343.6	$739.9	$1,084.4
Interest payments (2) (3) (4)	96.3	192.6	177.8	144.5	611.2
Capital lease obligations	2.8	3.3	1.1	—	7.2
Operating lease obligations	20.1	23.9	12.9	9.8	66.7
Other purchase obligations	6.9	—	—	—	6.9
Other liabilities (5) (6)	7.0	10.7	4.2	6.1	28.0
Total (7)	$133.4	$231.1	$539.6	$900.3	$1,804.4

(1)	Excludes short term bank obligations of approximately $0.7 million.

(2)	Based upon interest rates in effect at December 31, 2013.

(3)	Subsidiary debt used for working capital purposes such as lines of credit are estimated to continue through June 2020 in the above table.

(4)	Includes estimated interest payments on the ABL Facility which are estimated to continue through June 2017 in the above table.

(5)
Includes expected contributions to our defined benefit pension plan in 2014 of approximately $7.0 million. This table does not include the long-term contractual obligations associated with our defined benefit and other post-retirement benefit plans at December 31, 2013. See Note 13, “Pension, Profit Sharing and Other Post-Retirement Benefits”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

(6)
Other long-term liabilities, such as unrecognized tax benefits, product liability and warranty reserves, have been excluded from the table due to the uncertainty of the timing, and amount, of payments.

(7)	Does not include anticipated annual payments related to the Mexico facilities as discussed below.

During 2013, we recorded a non-cash addition to buildings within property and equipment and other long-term liabilities of approximately $33.6 million related to construction in progress of new facilities in Mexico. Under the terms of the agreements, we are considered to be the owner of the asset during the construction period in accordance with the provisions of ASC 840, Leases, with respect to such transactions. We anticipate that upon completion of the facilities, we will incur annual payments of approximately $3.1 million under the agreements for a period of ten years.

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

Adequacy of Liquidity Sources

At December 31, 2013, we had approximately $80.9 million of unrestricted cash and cash equivalents, of which approximately $37.7 million was held by foreign subsidiaries, to fund our cash needs for 2014.  At December 31, 2013, the Company has not provided United States income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $45.0 million, as those amounts are considered indefinitely invested. If these unremitted foreign earnings are needed for U.S. operations and can no longer be permanently indefinitely invested outside the United States, we would be required to accrue and pay U.S. taxes on the earnings associated with these funds.

During 2014, we expect that it is reasonably likely that the following major cash requirements will occur as compared to 2013:

	For the Year Ended December 31,
	2014 (1) (2)	2013
	(Amounts in millions)
Interest payments, net	$96.3	$97.3
Principal payments, net	0.3	153.4
Capital lease obligations	2.8	2.6
Completed acquisitions	—	146.4
Capital expenditures	45.0	43.8
Operating lease and other rental payments	26.0	32.7
Defined benefit pension plan and other post-retirement benefit plan contributions	7.0	3.2

(1)
The cash requirements for 2014 do not include cash outlays relating to exit and disposal activities or operational improvement initiatives. See Note 5, "Exit & Disposal Activities", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

(2)	The table above does not reflect anticipated annual payments of approximately $3.1 million related to the Mexico facilities discussed above.

In addition, cash requirements for income tax payments will be dependent on our level of earnings. In 2013, we had income tax payments, net of refunds of approximately $12.2 million. At December 31, 2013, we had an estimated U.S. Federal income tax loss carryforward of approximately $7.0 million.

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of March 7, 2014, we had approximately $5.0 million in outstanding borrowings (excluding approximately $30.0 million borrowed on March 11, 2014) and approximately $13.0 million in outstanding letters of credit under the ABL Facility. Based on the January 2014 borrowing base calculations, at March 7, 2014, we had excess availability of approximately $237.2 million under the ABL Facility and approximately $205.3 million of excess availability before triggering the cash deposit requirements as discussed further below.

As noted previously, the indentures and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.  As of December 31, 2013, we had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $55.9 million.

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
December 31, 2013

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

Working Capital

Our working capital and current ratio decreased from approximately $348.0 million and 1.9:1, respectively, at December 31, 2012 to approximately $250.3 million and 1.6:1, respectively, at December 31, 2013.  This decrease is primarily the result of the net effect of the changes described further below.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents decreased from approximately $144.7 million at December 31, 2012 to approximately $80.9 million at December 31, 2013.

Accounts receivable, less allowances, increased approximately $19.0 million, or approximately 7.4%, between December 31, 2012 and December 31, 2013, while net sales increased approximately $43.5 million, or approximately 8.6%, in the fourth quarter of 2013 as compared to the fourth quarter of 2012. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, the level of sales recognized on a cash basis, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period.  Accounts receivable from customers related to foreign operations decreased by approximately $9.1 million, or approximately 14.1%, between December 31, 2012 and December 31, 2013.

Inventories increased approximately $12.1 million, or approximately 4.7%, between December 31, 2012 and December 31, 2013. The change in inventories is primarily related to an increase in the RHC segment due to inventory build-up associated with the Manufacturing Rationalization and Relocation Initiative discussed earlier, partially offset by a decrease in the RESV segment due to continuing initiatives within the segment to reduce inventory levels.

Accounts payable increased approximately $40.3 million, or 23.1%, between December 31, 2012 and December 31, 2013. The increase primarily relates to increases in the DMS and CES segments due to increased purchases.

Accrued expenses and taxes, net increased approximately $32.6 million, or approximately 16.4%, between December 31, 2012 and December 31, 2013 as a result of an increase in customer deposits, warranty reserves, and severance related to certain exit activities and net changes in various other compensation related and other accruals.

Changes in certain working capital accounts, as noted above, between December 31, 2012 and December 31, 2013, differ from the changes reflected in our consolidated statements of cash flows for such period as a result of non-cash items including, among others, the effect of changes in foreign currency exchange rates.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

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

In addition, the indentures that govern our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indentures governing our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined in the indentures governing the 10% Notes and 8.5% Notes and the credit agreement governing the Term Loan Facility) for such trailing four quarter period. As of December 31, 2013, under the 10% Notes, the FCCR was approximately 2.60 to 1.0.

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

As of December 31, 2013, we were in compliance with all covenants under the indentures that govern the 10% Notes and 8.5% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

Consolidated Cash Flow and Adjusted Consolidated Cash Flow

Consolidated Cash Flow (“CCF”) represents net earnings (loss) before interest, income taxes, depreciation and amortization (including the effects of fresh-start accounting), and loss from debt retirement. ACCF is defined as CCF further adjusted to exclude certain cash and non-cash, non-recurring items. CCF and ACCF are not defined terms under U.S. GAAP. Neither CCF nor ACCF should be considered an alternative to operating income or net earnings (loss) as a measure of operating results. There are material limitations associated with making the adjustments to our earnings to calculate CCF and ACCF and using these non-U.S. GAAP financial measures as compared to the most directly comparable U.S. GAAP financial measures. For instance, CCF and ACCF do not include:

•	interest expense, and, because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate revenue;

•	depreciation and amortization expense, and, because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue;

•	income tax expense, and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate; or

•	certain cash and non-cash non-recurring items, and, because such non-recurring items can, at times, affect our operating results, the exclusion of such items is a material limitation.

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

We believe that the inclusion of supplementary adjustments to CCF applied in presenting ACCF are appropriate to provide additional information to investors about the performance of the business, and we are required to reconcile net earnings (loss) to ACCF to demonstrate compliance with debt covenants. While the determination of appropriate adjustments in the calculation of ACCF is subject to interpretation under the terms of the 10% Notes, management believes the adjustments described below are in accordance with the covenants in the indenture governing the 10% Notes.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

The following table reconciles net earnings (loss) to CCF and ACCF for the 10% Notes for the trailing four quarters ended December 31, 2013 and 2012:

	Trailing Four Quarters
	Ended December 31,
	2013	2012
	(Dollar amounts in millions)

Net (loss) earnings	$(8.3)	$9.5
(Benefit) provision for income taxes	(3.1)	15.3
Loss from debt retirement	—	6.4
Interest expense	99.4	96.5
Investment income	(0.1)	(0.1)
Depreciation and amortization expense	95.2	83.7
Consolidated Cash Flow	183.1	211.3
Investment income	0.1	0.1
Non-cash impairment charges	4.3	—
Non-recurring losses (a)	5.4	2.8
Acquisition fees and expenses	2.2	0.4
Loss (gain) on sale of assets	0.6	(0.1)
Joint venture income	(0.1)	(0.4)
Share-based compensation expense	10.5	4.6
Net foreign exchange gains (b)	(0.2)	(0.2)
Restructuring and transformation charges (c)	35.4	16.2

Pro-forma effect of acquisitions and dispositions (d)	10.4	0.3
Adjusted Consolidated Cash Flow	$251.7	$235.0

(a)
Amounts relate to non-recurring gains or losses, as defined in the indenture governing the 10% Notes. For the trailing four quarters ended December 31, 2013, this amount includes (1) approximately $1.7 million in one-time compensation charges, (2) approximately $2.0 million of charges within the TECH segment relating to the decision to discontinue certain product lines, (3) approximately $2.1 million of charges within the DMS segment relating to the write off of an indemnification asset associated with a reserve for uncertain tax positions (see Note 8, "Income Taxes", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report), and (4) accretion of approximately $(0.4) million to record leasehold fair value adjustments.

For the trailing four quarters ended December 31, 2012, this amount includes (1) approximately $3.7 million of charges within the TECH segment relating to the decision to discontinue development of a certain new product, (2) royalty income of approximately $(1.0) million recorded within the TECH segment, (3) approximately $0.3 million of expense related to strategic reviews, (4) approximately $0.3 million of charges within the CES segment relating to the decision to discontinue a certain product line within a region, and (5) accretion of approximately $(0.5) million to record leasehold fair value adjustments.

(b)	Non-cash foreign exchange (gains) losses related to intercompany debt not indefinitely invested in our subsidiaries, recorded within Unallocated.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

(c)
Includes all restructuring charges, including severance, relocation and transformation/transition costs. Costs associated with these activities for the trailing four quarters ended December 31, 2013 and 2012 were as follows:

	Trailing Four Quarters
	Ended December 31,
	2013	2012
	(Dollar amounts in millions)
TECH Segment Combination	$7.2	$6.1
Manufacturing Rationalization & Relocation Initiative	9.5	—
Warehousing & Distribution Consolidation	4.0	—
Other operational improvement initiatives	14.9	7.1
All other exit and disposal activities	(0.2)	3.0
	$35.4	$16.2

(d)
For 2013, includes the pro-forma effect of our acquisitions of 2GIG and Gefen Distribution, principally all of which relates to 2GIG, as if the acquisitions had occurred on the first day of the four-quarter reference period. For 2012, includes the pro-forma effect of our acquisition of TV One as if the acquisition had occurred on the first day of the four-quarter reference period, and the pro-forma effect of our disposition of Litetouch (sold on February 17, 2012) as if the disposition had occurred on the first day of the four-quarter reference period. See Note 2, "Acquisitions and Other Investments", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report, for additional pro forma information relating to the acquisition of 2GIG.

As noted previously, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. At December 31, 2013, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility was approximately $247.7 million (based upon the November 2013 borrowing base calculation), which exceeded $30.0 million and 12.5% of the borrowing base. Our FCCR under the ABL Facility at December 31, 2013 was 1.88 to 1.0. Similar to the 10% Notes, the FCCR under the ABL Facility is the ratio of the ACCF to Fixed Charges; however, in addition to other differences, the ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at December 31, 2013 was approximately $186.9 million.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

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

We are subject to the effects of changing prices and the impact of inflation which could have a significant adverse effect on our results of operations. In some circumstances, market conditions or customer expectations may prevent us from increasing the prices of our products to offset the inflationary pressures that may increase costs in the future. Continued strategic sourcing initiatives and other cost reduction measures help mitigate fluctuations in such costs, including commodity and freight costs. See “- Industry Overview".

As of December 31, 2013 and 2012, approximately 3.2% and 4.8%, respectively, of our workforce was subject to various collective bargaining agreements.

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

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At December 31, 2013 and 2012, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At both December 31, 2013 and 2012, approximately 92% of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates.  Based upon interest rates in effect at December 31, 2013, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $0.9 million.

See the table set forth in Item D (Long-term Debt) below and Note 4, “Notes, Mortgage Notes and Obligations Payable”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report for further disclosure of the terms of our debt.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

B.	Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In 2013 the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to translation resulted in a decrease in stockholders’ investment of approximately $3.0 million for 2013, an increase in stockholders' investment of approximately $1.4 million for 2012, and a decrease in stockholder's investment of approximately $1.6 million for 2011. The impact of changes in foreign currency exchange rates related to transactions resulted in an increase in foreign exchange losses recorded in SG&A of approximately $1.1 million for 2013 as compared to 2012 and a decrease in foreign exchange losses recorded in SG&A of approximately $3.7 million for 2012 as compared to 2011.

We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level. Consistent with this strategy, short term bank obligations at December 31, 2013 consist primarily of short-term borrowings by certain of our foreign subsidiaries. At December 31, 2013 and 2012, our net investment in foreign assets was approximately $180.3 million and $166.9 million, respectively. An overall unfavorable change in foreign exchange rates in effect at December 31, 2013 of 10% would result in a reduction in equity as a result of the impact on the cumulative translation adjustment of approximately $16.4 million. We generally do not enter into derivative financial instruments to manage foreign currency exposure.

C.	Commodity Pricing Risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include, among others, steel, copper, aluminum, electronics, motors, plastics, compressors, various chemicals and paints, and packaging. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to customers and, as a result, gross margins could decline significantly. We manage our exposure to commodity pricing risk by continuing to diversify our product mix, strategic buying programs and vendor partnering.

We generally do not enter into derivative financial instruments to manage commodity-pricing exposure. At December 31, 2013 and 2012, we did not have any material outstanding commodity forward contracts.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2013

D.	Long-term Debt

The table that follows sets forth our long-term debt obligations (excluding approximately $4.5 million of net unamortized debt premium), principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values. Less than 1% of our total long-term indebtedness is denominated in foreign currencies. The weighted average interest rates for variable rate debt are based on December 31, 2013 interest rates.

Long-term Debt:

	Scheduled Maturity			Weighted Average Interest Rate
Year-Ending	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
	(Dollar amounts in millions)
December 31, 2014	$2.8	$0.3	$3.1	7.3%	2.7%	6.9%
2015	2.6	0.3	2.9	7.4	2.7	6.9
2016	0.7	0.3	1.0	6.3	2.7	5.1
2017	0.7	93.3	94.0	6.1	5.2	5.3
2018	250.4	0.3	250.7	10.0	2.7	10.0
Thereafter	739.7	0.2	739.9	8.5	2.7	8.5
Total Long-term Debt at December 31, 2013 (1)	$996.9	$94.7	$1,091.6	8.9%	5.2%	8.6%
Fair Market Value of Long-term Debt at December 31, 2013 (2)	$1,104.6	$94.7	$1,199.3

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
December 31, 2013

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

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, the Company's management has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were designed and are functioning effectively.

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 2GIG Technologies, Inc., which is included in the consolidated financial statements of Nortek, Inc. as of December 31, 2013 and constituted approximately 2% of total assets as of December 31, 2013 and approximately 5% of net sales for the year then ended.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992 Framework).

Based on the results of this assessment, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2013, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company's internal control over financial reporting, which is included immediately following this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Nortek, Inc. and subsidiaries

We have audited Nortek, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Nortek, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management's annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying management’s annual report on internal control over financial reporting,  management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 2GIG Technologies, Inc., which is included in the consolidated financial statements of Nortek, Inc. and subsidiaries as of December 31, 2013 and constituted approximately 2% of total assets as of December 31, 2013 and approximately 5% of net sales for the year then ended. Our audit of internal control over financial reporting of Nortek, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of 2GIG Technologies, Inc.

In our opinion, Nortek, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' investment for each of the three years in the period ended December 31, 2013 of Nortek, Inc. and subsidiaries and our report dated March 11, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 11, 2014

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS.

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

The other information required by this Item is incorporated by reference from our definitive proxy statement for our 2014 annual meeting of stockholders (“2014 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION.

The other information required by this Item is incorporated by reference from the 2014 Proxy Statement.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Equity Compensation Plan Information

The table below provides information about shares of our common stock that may be issued upon exercise of options, warrants, and rights under our 2009 Omnibus Incentive Plan. All outstanding awards relate to shares of our common stock. Information is as of December 31, 2013, unless otherwise indicated.

Plan Category	(a)Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(1)
Equity compensation plans approved by security holders	1,276,873	(2)	$42.68	1,249,317
Equity compensation plans not approved by security holders	—		N/A	—

(1)
The number of securities remaining for future issuance under our 2009 Omnibus Incentive Plan may be issued as incentive stock options, nonstatutory stock awards, other stock-based awards and performance-based compensation awards. All of the securities remaining for future issuance under our 2009 Omnibus Incentive Plan may be issued as incentive stock options.

(2)
Consists of 156,930 incentive stock options and 473,750 non-qualified stock options issued pursuant to our 2009 Omnibus Incentive Plan and warrants to purchase 646,193 shares of common stock and excludes shares of restricted stock granted pursuant to our 2009 Omnibus Incentive Plan. The warrants were issued to the former holders of NTK Holdings, Inc. debt in connection with the Reorganization and are not compensatory. See Note 10, “Equity Activity” and Note 12, "Share-Based Compensation".

The other information required by this Item is incorporated by reference from the 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The other information required by this Item is incorporated by reference from the 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The other information required by this Item is incorporated by reference from the 2014 Proxy Statement.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

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

(c)	The exhibits are listed in the Exhibit Index, which is incorporated herein by reference

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2014.

NORTEK, INC.

/s/ Michael J. Clarke
Michael J. Clarke
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 11, 2014.

/s/ Michael J. Clarke	/s/ Jeffrey C. Bloomberg
Michael J. Clarke	Jeffrey C. Bloomberg
Chief Executive Officer and President	Director
(Principal Executive Officer)
/s/ Joseph M. Cianciolo
/s/ Almon C. Hall	Joseph M. Cianciolo
Almon C. Hall	Director
Authorized Officer, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)	/s/ John T. Coleman
John T. Coleman
/s/ Donald W. Reilly	Director
Donald W. Reilly
Authorized Officer, Vice President - Corporate Controller	/s/ James B. Hirshorn
Chief Accounting Officer	James B. Hirshorn
Director

/s/ Thomas A. Keenan
Thomas A. Keenan
Director

/s/ Daniel C. Lukas
Daniel C. Lukas
Director

/s/ Bennett Rosenthal
Bennett Rosenthal
Director

/s/ J. David Smith
J. David Smith
Director

NORTEK, INC. AND SUBSIDIARIES

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2013	2012	2011
	(Dollar amounts in millions, except per share data)

Net Sales	$2,287.9	$2,201.3	$2,140.5
Cost of products sold	1,627.4	1,560.9	1,567.8
Gross profit	660.5	640.4	572.7
Selling, general and administrative expense, net	521.3	468.5	464.8
Amortization of intangible assets	51.3	44.3	44.8
Operating earnings	87.9	127.6	63.1
Interest expense	(99.4)	(96.5)	(105.6)
Loss from debt retirement	—	(6.4)	(33.8)
Investment income	0.1	0.1	0.1
(Loss) earnings before (benefit) provision for income taxes	(11.4)	24.8	(76.2)
(Benefit) provision for income taxes	(3.1)	15.3	(20.3)
Net (loss) earnings	$(8.3)	$9.5	$(55.9)

Basic (loss) earnings per share	$(0.54)	$0.63	$(3.70)

Diluted (loss) earnings per share	$(0.54)	$0.61	$(3.70)

Weighted Average Common Shares:
Basic	15,371,932	15,152,286	15,122,976
Diluted	15,371,932	15,531,205	15,122,976

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
	2013	2012	2011
	(Dollar amounts in millions)

Net (loss) earnings	$(8.3)	$9.5	$(55.9)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(3.0)	1.4	(1.6)
Pension liability adjustments:
Actuarial gain (loss) arising during the period	14.3	(3.3)	(29.9)
Amortization to net income of net actuarial loss	0.7	0.4	(0.2)
Deferred income taxes on pension liability	(6.0)	—	10.1
Total pension liability adjustments, net of tax	9.0	(2.9)	(20.0)

Other comprehensive income (loss)	6.0	(1.5)	(21.6)

Comprehensive (loss) income	$(2.3)	$8.0	$(77.5)
The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions)

	December 31,
	2013	2012
Assets
Current Assets:
Unrestricted cash and cash equivalents	$80.9	$144.7
Restricted cash	2.9	0.2
Accounts receivable, less allowances of $4.2 million and $7.2 million, respectively	276.4	257.4
Inventories:
Raw materials	80.1	81.0
Work in process	23.7	22.7
Finished goods	166.7	154.7
	270.5	258.4
Prepaid expenses	20.2	14.4
Other current assets	12.2	13.5
Tax refunds receivable	7.2	6.5
Deferred tax assets	29.7	29.3
Total current assets	700.0	724.4

Property and Equipment, at Cost:
Land	17.8	18.3
Buildings and improvements	112.0	83.6
Machinery and equipment	261.8	221.1
	391.6	323.0
Less accumulated depreciation	159.2	123.5
Total property and equipment, net	232.4	199.5

Other Assets:
Goodwill	373.5	307.6
Intangible assets, less accumulated amortization of $178.6 million and $127.3 million, respectively	648.9	614.9
Deferred debt expense	16.3	19.0
Restricted investments and marketable securities	1.6	1.9
Other assets	18.2	20.8
	1,058.5	964.2
Total Assets	$1,990.9	$1,888.1

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)
(Dollar amounts in millions, except shares data)

	December 31,
	2013	2012
Liabilities and Stockholders' Investment

Current Liabilities:
Short-term bank obligations	$0.7	$0.7
Current maturities of long-term debt	2.8	2.4
Accounts payable	214.7	174.4
Accrued expenses and taxes	231.5	198.9
Total current liabilities	449.7	376.4

Other Liabilities:
Deferred income taxes	159.1	132.7
Other	188.9	186.9
	348.0	319.6

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,093.3	1,097.9

Commitments and Contingencies (Note 6)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 15,682,746 shares issued and 15,471,150 shares issued at December 31, 2013 and 2012, respectively	0.2	0.1
Additional paid-in capital	203.6	189.1
Accumulated deficit	(71.5)	(63.2)
Accumulated other comprehensive loss	(16.3)	(22.3)
Less: Treasury stock at cost, 263,145 shares and 172,685 shares at December 31, 2013 and 2012, respectively	(16.1)	(9.5)
Total stockholders' investment	99.9	94.2
Total Liabilities and Stockholders' Investment	$1,990.9	$1,888.1

The accompanying notes are an integral part of these consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2013	2012	2011
	(Dollar amounts in millions)
Cash flows from operating activities:
Net (loss) earnings	$(8.3)	$9.5	$(55.9)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation expense	40.6	38.5	41.2
Amortization expense, including increase to cost of goods sold for inventory acquired in business combinations	54.6	45.2	52.7
Non-cash impairment charges	4.3	—	—
Loss from debt retirement	—	6.4	33.8
Non-cash interest expense, net	2.4	5.6	6.0
Non-cash share-based compensation expense	10.5	4.6	1.7
Loss (gain) on sale of property and equipment	0.6	(0.4)	1.0
Deferred income tax (benefit) provision	(7.7)	4.3	(29.1)
Changes in certain assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	5.8	18.4	7.5
Inventories	(0.7)	45.9	1.8
Prepaid and other current assets	(2.1)	2.8	(7.1)
Accounts payable	23.7	12.6	(15.8)
Accrued expenses and taxes	29.0	(8.8)	41.0
Long-term assets, liabilities and other, net	(17.5)	(20.4)	2.1
Total adjustments to net (loss) earnings	143.5	154.7	136.8
Net cash provided by operating activities	135.2	164.2	80.9
Cash flows from investing activities:
Capital expenditures	(43.8)	(24.1)	(21.1)
Net cash paid for businesses acquired	(146.4)	(2.6)	(30.9)
Investment in joint venture	—	—	(5.3)
Proceeds from the sale of property and equipment	0.2	3.0	1.3
(Increase) decrease in restricted cash and marketable securities	(2.4)	0.2	0.2
Other, net	(0.9)	—	0.1
Net cash used in investing activities	(193.3)	(23.5)	(55.7)
Cash flows from financing activities:
Proceeds from borrowings	153.1	34.6	82.8
Payment of borrowings	(156.0)	(84.0)	(140.3)
Net proceeds from the sale of the 8.5% Senior Notes due 2021	—	251.7	500.0
Net proceeds from borrowings under the Term Loan Facility	—	—	348.2
Redemption of the Term Loan Facility	—	(251.7)	—
Redemption of the 11% Senior Secured Notes due 2013	—	—	(753.3)
Fees paid in connection with debt facilities	—	(5.9)	(59.6)
Net (use) proceeds from equity transactions	(2.5)	1.2	(2.7)
Other, net	(0.3)	(0.1)	0.2
Net cash used in financing activities	(5.7)	(54.2)	(24.7)
Net change in unrestricted cash and cash equivalents	(63.8)	86.5	0.5
Unrestricted cash and cash equivalents at the beginning of the period	144.7	58.2	57.7
Unrestricted cash and cash equivalents at the end of the period	$80.9	$144.7	$58.2
 The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

	Common Stock		Treasury Stock
	Nominal Value	Number	Nominal Value	Number	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Compre-hensive Income (Loss)	Total Stockholders' Investment
	(Dollar amounts in millions)
Balance, December 31, 2010	$0.1	15,000,000	$—	—	$174.7	$(16.8)	$0.8	$158.8
Net loss	—	—	—	—	—	(55.9)	—	(55.9)
Other comprehensive loss	—	—	—	—	—	—	(21.6)	(21.6)
Vesting of restricted common stock	—	175,261	(2.7)	62,332	—	—	—	(2.7)
Exercise of stock options	—	28,928	(0.4)	12,618	0.5	—	—	0.1
Warrants exercised	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1.7	—	—	1.7
Balance, December 31, 2011	$0.1	15,204,189	$(3.1)	74,950	$176.9	$(72.7)	$(20.8)	$80.4
Net earnings	—	—	—	—	—	9.5	—	9.5
Other comprehensive loss	—	—	—	—	—	—	(1.5)	(1.5)
Vesting of restricted common stock	—	26,865	(0.4)	8,032	—	—	—	(0.4)
Exercise of stock options	—	143,652	(0.9)	13,779	2.5	—	—	1.6
Warrants exercised		96,444	(5.1)	75,924	5.1	—	—	—
Share-based compensation expense	—	—	—	—	4.6	—	—	4.6
Balance, December 31, 2012	$0.1	15,471,150	$(9.5)	172,685	$189.1	$(63.2)	$(22.3)	$94.2
Net loss	—	—	—	—	—	(8.3)	—	(8.3)
Other comprehensive income	—	—	—	—	—	—	6.0	6.0
Vesting of restricted common stock	—	90,329	(2.2)	29,457	—	—	—	(2.2)
Exercise of stock options	0.1	74,430	(1.9)	27,047	1.5	—	—	(0.3)
Warrants exercised	—	46,837	(2.5)	33,956	2.5	—	—	—
Share-based compensation expense	—	—	—	—	10.5	—	—	10.5
Balance, December 31, 2013	$0.2	15,682,746	$(16.1)	263,145	$203.6	$(71.5)	$(16.3)	$99.9

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Nortek, Inc. (“Nortek”) and all of its wholly owned subsidiaries, collectively the “Company,” is a global, diversified company whose many market-leading brands deliver broad capabilities and a wide array of innovative, technology-driven products and solutions for lifestyle improvement at home and at work. Operating within five reporting segments (see Note 9, “Segment Information and Concentration of Credit Risk”), the Company manufactures and sells, primarily in the United States, Canada and Europe, with additional manufacturing in China and Mexico, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

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
December 31, 2013

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

The Company has classified as restricted in the accompanying consolidated balance sheet certain cash and cash equivalents that are not fully available for use in its operations. At December 31, 2013 and 2012, the Company had cash and cash equivalents pledged as collateral or held in pension trusts for certain debt, insurance, employee benefits and other requirements of approximately $4.5 million (of which approximately $1.6 million is included in long-term assets) and approximately $2.1 million (of which approximately $1.9 million is included in long-term assets), respectively.

Inventories

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market. At December 31, 2013, approximately $78.4 million of the Company's total inventories were valued on the last-in, first-out method (“LIFO”) of accounting. Under the first-in, first-out method (“FIFO”), such inventories would have been approximately $0.7 million lower at December 31, 2013. At December 31, 2012, approximately $73.4 million of the Company's total inventories were valued under LIFO. Under FIFO, such inventories would have been approximately $0.4 million lower at December 31, 2012. All other inventories were valued under the FIFO method.

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

Inventory acquired in business combinations is recorded to cost of products sold over the estimated period in which the inventory will be sold.

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

During 2013, the Company recorded a non-cash addition to buildings within property and equipment and other long-term liabilities of approximately $33.6 million related to construction in progress of new facilities in Mexico (see Note 16, "Cash Flows").

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

Goodwill and Other Intangible Assets

The Company accounts for acquired goodwill in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations" ("ASC 805") and ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), which involves judgment with respect to the determination of the valuation of the acquired assets and liabilities assumed in order to determine the final amount of goodwill recorded in a purchase. See Note 3, “Goodwill and Other Intangible Assets”, for a discussion of these judgments.

Pensions and Post-Retirement Health Benefits

The Company accounts for pensions and post-retirement health benefits in accordance with ASC 715, “Compensation - Retirement Benefits,” (“ASC 715”). The accounting for pensions requires the estimation of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase, and the assumed medical cost inflation rate. Such estimates require a significant amount of judgment. See Note 13, “Pension, Profit Sharing and Other Post-Retirement Benefits”, for a discussion of these judgments.

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
December 31, 2013

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

Research and Development

The Company’s research and development activities are principally related to new product development, are recorded in SG&A, and represent approximately 2.9%, 2.7%, and 2.7% of the Company’s consolidated net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

Related Party Transactions

On July 1, 2011, Mr. Hirshorn, a member of the Company's Board of Directors, entered into an agreement with the Company  pursuant to which Mr. Hirshorn provided consulting services to the then Interim Chief Executive Officer through July 2, 2012.   For his services, Mr. Hirshorn was paid a fee of $35,000 per month, plus reimbursement of related business expenses.  In July 2012, the Board approved Mr. Hirshorn's further engagement as a consultant for a period of twelve to eighteen months in connection with various transformation initiatives.  For his services, the Board approved monthly cash compensation of $35,000 and grants of (i) 4,828 shares of time-vested restricted stock, (ii) 9,657 shares of performance-vested restricted stock, and (iii) 13,016 options at $52.81 per share. Mr. Hirshorn's consulting engagement with the Company terminated as of April 1, 2013 and all outstanding and unvested options immediately vested and all forfeiture restrictions on restricted stock lapsed and such shares vest in full in accordance with the terms of the awards. (see Note 12, “Share-Based Compensation”).

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (“ASU 2013-11”), which is intended to provide guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when certain situations exist at the reporting date and is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (“ASU 2013-04”), which is intended to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and will be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity's fiscal year of adoption. The Company will adopt this pronouncement in the first quarter of 2014 and does not expect its adoption to have a material effect on its financial position or results of operations.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

2.	ACQUISITIONS AND OTHER INVESTMENTS

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

The following is a summary of the assets acquired and liabilities assumed (amounts in millions):

Current assets (1)	$63.9
Property and equipment, net	2.6
Goodwill	65.1
Intangible assets	84.0
Other assets	0.1
Accounts payable and accrued expenses	(20.2)
Deferred income taxes	(31.3)
Purchase price	$164.2

(1)
Includes cash of approximately $3.4 million, accounts receivable of approximately $42.6 million, inventories of approximately $14.3 million, prepaid and other current assets of approximately $1.9 million, and current deferred income taxes of approximately $1.7 million. Inventories include a fair value adjustment to the historical carrying value of approximately $3.1 million, which increased cost of products sold for 2013.

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

The total fair value of intangible assets was approximately $84.0 million and the Company has determined that all of the intangible assets are subject to amortization and that they will have no residual value at the end of the amortization periods. The following is a summary of the estimated fair values and weighted average useful lives by intangible asset class (amounts in millions, except for weighted average useful lives):

	Fair Value	Weighted Average Useful Lives
Customer relationships	$73.1	10.0
Completed technology	6.1	7.0
Trademarks	4.8	10.0
	$84.0	9.7

Total intangible asset amortization relating to 2GIG for 2013 was approximately $6.6 million. Based upon current fair value estimates, annual amortization related to these acquired intangible assets is expected to be approximately $8.7 million.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

In connection with the acquisition of 2GIG, during 2013, the Company also incurred approximately $1.9 million of acquisition fees and expenses, which have been recorded in selling, general and administrative expense, net ("SG&A") in the accompanying consolidated statement of operations.

The unaudited pro forma net sales, operating earnings, net earnings, basic and diluted earnings per share, and depreciation and amortization expense for the Company as a result of the acquisition of 2GIG for the periods presented were as follows:

	Year Ended December 31,
	2013	2012
	(Dollar amounts in millions)
Net sales	$2,319.9	$2,247.3
Operating earnings	99.5	122.9
Net (loss) earnings	(1.5)	5.3
Basic (loss) earnings per share	(0.10)	0.35
Diluted (loss) earnings per share	(0.10)	0.34
Depreciation & amortization expense	94.8	96.0

These amounts were determined assuming that the acquisition of 2GIG had occurred on January 1, 2012 and include pro forma adjustments to reflect (i) the elimination of intercompany transactions between the Company and 2GIG, (ii) additional depreciation and amortization expense related to acquired assets, (iii) increased interest expense related to the amounts borrowed to fund the acquisition and (iv) other pro forma adjustments that the Company considered appropriate related to the acquisition of 2GIG. The transaction costs of approximately $1.9 million related to the acquisition of 2GIG for the year ended December 31, 2013 have been excluded from the unaudited pro forma operating earnings, net earnings, and basic and diluted earnings per share. These pro forma amounts are not necessarily indicative of the amounts that would have been achieved had the acquisition taken place as of January 1, 2012, nor are they necessarily indicative of the results for future periods.

On February 22, 2013, the Company, through an indirect wholly-owned foreign subsidiary, acquired certain assets and assumed certain liabilities of Gefen Distribution Verwaltungs GmbH ("Gefen Distribution") for total consideration of approximately $2.9 million, consisting of cash payments of approximately $0.9 million, a holdback amount of approximately $0.2 million to be paid 18 months subsequent to the closing of the acquisition, and the settlement of a receivable due from Gefen Distribution to the Company as of the acquisition date of approximately $1.8 million.  In connection with the acquisition of Gefen Distribution, during the second quarter of 2013, the Company also incurred approximately $0.3 million of acquisition fees and expenses, which have been recorded in SG&A in the accompanying consolidated statement of operations. Gefen Distribution is the principal distributor of Gefen products in Europe and the acquisition expands the Company's European distribution of the Company's products. Gefen Distribution is included in the Company's TECH segment. Pro forma results related to the acquisition of Gefen Distribution have not been presented, as the effect is not significant to the Company's consolidated operating results.

The incremental impact of the acquisitions of 2GIG and Gefen Distribution contributed approximately $88.1 million to net sales and approximately $12.6 million (which includes depreciation and amortization expense of approximately $10.6 million, including approximately $3.1 million of increased cost of goods sold due to the recognition of inventory at its acquisition date fair value) to operating earnings for the year ended December 31, 2013.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

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

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents a summary of the activity in goodwill by reporting segment for the years ended December 31, 2013 and 2012:

	Dec. 31, 2011 (1)	Acquisitions	Dec. 31, 2012 (1)	Acquisitions (2)	Dec. 31, 2013 (1)
	(Dollar amounts in millions)
Residential Ventilation (“RESV”):
Gross goodwill	$156.8	$—	$156.8	$—	$156.8
Impairment losses	—	—	—	—	—
Net RESV goodwill	156.8	—	156.8	—	156.8
Technology Solutions (“TECH”):
Gross goodwill	19.4	—	19.4	65.9	85.3
Impairment losses	—	—	—	—	—
Net TECH goodwill	19.4	—	19.4	65.9	85.3
Display Mount Solutions (“DMS”):
Gross goodwill	131.4	—	131.4	—	131.4
Impairment losses	—	—	—	—	—
Net DMS goodwill	131.4	—	131.4	—	131.4
Consolidated goodwill:
Gross goodwill	307.6	—	307.6	65.9	373.5
Impairment losses	—	—	—	—	—
Net consolidated goodwill	$307.6	$—	$307.6	$65.9	$373.5

(1)	The Residential Heating and Cooling ("RHC") and Custom & Engineered Solutions ("CES") reporting units did not have goodwill in any period presented.

(2)	Acquisition adjustments recorded during 2013 for the TECH segment relate to the acquisition of Gefen Distribution and 2GIG. See Note 2, “Acquisitions and Other Investments”.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

The Company accounts for acquired goodwill in accordance with ASC 805 and ASC 350. Under ASC 350, goodwill is not amortized. Instead, it is evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, for example, a significant adverse change in the business climate. The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter. The reporting units evaluated for goodwill impairment have been determined to be the same as our operating segments. Only the RESV, DMS and TECH reporting units have goodwill and, therefore, are the only reporting units that currently are required to be evaluated for goodwill impairment.

In 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-8”), which introduced an optional qualitative assessment for testing goodwill impairment. Under ASU 2011-8, if the Company concludes that it is more likely than not that the fair value of a reporting unit exceeds the carrying amount, then the Company is not required to perform the two-step impairment test under ASC 350. The Company adopted ASU 2011-8 in 2011 and used the qualitative assessment approach in connection with the Company's 2012 annual impairment evaluation for the RESV and DMS reporting units, and its 2011 annual impairment evaluation for the RESV, DMS and TECH reporting units. The Company used the quantitative assessment approach in connection with its 2013 annual impairment evaluation for the RESV, TECH and DMS reporting units and its 2012 annual impairment evaluation for the TECH reporting unit. Although the Company does not believe that there are any indicators of goodwill impairment, the Company believes that it is appropriate to periodically perform quantitative analysis of goodwill to provide a basis of support for future qualitative assessments, which is the reason that the Company used the quantitative assessment approach in 2013.

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

2013 Goodwill Impairment Testing

For the 2013 annual impairment test for RESV, DMS and TECH, we estimated the fair value of each of the reporting units using a weighted average of 50% for the DCF approach and 50% for the EBITDA approach, which we determined to be the most representative allocation for the estimate of the long-term fair value of the reporting units. The RESV valuation assumed a taxable transaction while the DMS and TECH valuations each assumed a non-taxable transaction, with WACC’s of 13.2%, 13.4% and 14.5%, respectively, and EBITDA multiples in the range of 7.5x to 8.0x, 6.5x to 7.5x and 7.0x to 8.5x, respectively, for the selected measurement periods of the latest twelve months through September 30, 2013, and forecasted 2013 and 2014. As the estimated fair value of RESV, DMS and TECH was greater than the carrying value, no Step 2 test for goodwill impairment was required. The Company did not prepare updated goodwill impairment analyses as of December 31, 2013 for any reporting unit, as there were no indicators during the quarter that would have required such analysis.

We believe that our assumptions used to estimate the fair value of RESV, DMS and TECH as of the first day of the fourth quarter were reasonable. If different assumptions were used, particularly with respect to estimating future cash flows, weighted average costs of capital, and terminal growth rates, different estimates of fair value may have resulted. The estimated fair values of the RESV, DMS, and TECH reporting units would have to decrease by approximately 50.7%, 39.5%, and 23.8%, respectively, before a potential impairment would be recognized.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

2012 Goodwill Impairment Testing

For the 2012 annual impairment test for RESV and DMS, the Company determined, based on the qualitative analysis performed in accordance with ASU 2011-08, that it was more likely than not that the fair value of each of RESV and DMS was greater than their carrying amounts as of the first day of the fourth quarter. Accordingly, the Company was not required to perform the two-step impairment test under ASC 350 as of that date with respect to these reporting units.

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

2011 Goodwill Impairment Testing

In 2011, the Company determined, based on qualitative analysis in accordance with ASU 2011-08, that it was more likely than not that the fair value of each of the three evaluated reporting units was greater than their carrying amounts as of the first day of the fourth quarter. Accordingly, the Company was not required to perform the two-step impairment test under ASC 350 as of that date.

Other Intangible Assets

The table that follows presents the Company's major components of intangible assets as of December 31, 2013 and 2012:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Remaining Useful Lives
	(Amounts in millions, except for useful lives)
December 31, 2013
Trademarks	$164.8	$(30.7)	$134.1	16.5
Developed technology	77.0	(23.2)	53.8	9.0
Customer relationships	562.3	(109.3)	453.0	13.6
Others	23.4	(15.4)	8.0	3.4
	$827.5	$(178.6)	$648.9	13.7

December 31, 2012
Trademarks	$159.9	$(23.2)	$136.7	18.2
Developed technology	70.3	(16.4)	53.9	10.3
Customer relationships	488.5	(75.9)	412.6	15.3
Others	23.5	(11.8)	11.7	5.4
	$742.2	$(127.3)	$614.9	15.3

Developed technology, trademarks and customer relationships are amortized on a straight-line basis. Amortization of intangible assets charged to operations amounted to approximately $51.3 million, $44.3 million, and $44.8 million for the three years ended December 31, 2013, respectively.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

As of December 31, 2013, the estimated future intangible asset amortization expense aggregated approximately $648.9 million as follows:

Year Ended December 31,	Annual Amortization Expense
(Dollar amounts in millions)

2014	$53.5
2015	53.1
2016	49.6
2017	49.5
2018	49.3
2019 and thereafter	393.9

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), the Company evaluates the realizability of long-lived assets, which primarily consists of property and equipment and definite lived intangible assets (the “ASC 360 Long-Lived Assets”), when events or business conditions warrant it, as well as whenever an interim goodwill impairment test is required under ASC 350. ASC 350 requires that the ASC 360 impairment test be completed, and any ASC 360 impairment be recorded, prior to performing the goodwill impairment test.

The evaluation of the impairment of long-lived assets, other than goodwill, is based on expectations of non-discounted future cash flows compared to the carrying value of the long-lived asset groups. If the sum of the expected non-discounted future cash flows is less than the carrying amount of the ASC 360 Long-Lived Assets, the Company would recognize an impairment loss if the carrying amount of the asset group exceeds its fair value. The Company's cash flow estimates are based upon future projected cash flows received from subsidiary management in connection with the Company's annual planning and interim forecasting process, and, if appropriate, include a terminal valuation for the applicable subsidiary based upon an EBITDA multiple. The Company estimates the EBITDA multiple by reviewing comparable company information and other industry data. The Company believes that its procedures for estimating gross future cash flows, including the terminal valuation, are reasonable and consistent with current market conditions for each of the dates when impairment testing has been performed.

For the year ended December 31, 2013, the Company recorded a non-cash impairment charge of approximately $4.3 million within COGS related to the write-down of property and equipment in connection with the exit in the first quarter of 2014 of a product line within the RESV segment. There were no other long-lived asset impairment charges recorded during 2012 or 2011.

4.	NOTES, MORTGAGE NOTES AND OBLIGATIONS PAYABLE
Short-term bank obligations

Short-term bank obligations at December 31, 2013 and 2012 consist of the following:

	December 31,
	2013	2012
	(Dollar amounts in millions)
Secured lines of credit and bank advances of the Company’s foreign subsidiaries	$0.7	$0.7

Short-term bank obligations of the Company's foreign subsidiaries are secured by accounts receivable of the Company's foreign subsidiaries with an aggregate net book value of approximately $0.7 million, and have a weighted average interest rate of approximately 7.8% at December 31, 2013.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

Notes, Mortgage Notes and Obligations Payable

Notes, mortgage notes and obligations payable consist of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(Dollar amounts in millions)
8.5% Senior Notes due 2021, including net premium of approximately $6.3 million and $8.2 million at December 31, 2013 and 2012, respectively	$741.3	$743.2
10% Senior Notes due 2018	250.0	250.0
Term Loan Facility, including net discount of approximately $1.3 million and $1.7 million at December 31, 2013 and 2012, respectively	91.7	91.3
ABL Facility	—	—
Mortgage notes payable, including net discounts of approximately $0.1 million and $0.2 million at December 31, 2013 and 2012, respectively.	1.6	1.8
Other, including net discounts of approximately $0.4 million and $1.0 million at December 31, 2013 and 2012, respectively	11.5	14.0
	1,096.1	1,100.3
Less amounts included in current liabilities	2.8	2.4
	$1,093.3	$1,097.9

8.5% Senior Notes due 2021

The 8.5% Senior Notes due 2021 (the "8.5% Notes") are unconditionally guaranteed on a senior unsecured basis by each of the Company's current and future domestic restricted subsidiaries (other than receivables subsidiaries, immaterial subsidiaries or non-wholly owned subsidiaries unless such non-wholly owned subsidiary guarantees any credit facilities or any capital market securities of the Company or any guarantor) that guarantee any of the Company's or other restricted subsidiaries' other indebtedness. Interest on the 8.5% Notes accrues at the rate of 8.5% per annum and is payable semi-annually in arrears on April 15 and October 15, until maturity. Interest on the 8.5% Notes accrues from the date of original issuance or, if interest has already been paid, from the date it was most recently paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

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

The indenture governing the 8.5% Notes contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and the sale of assets (all as defined in the indenture and other agreements). At December 31,

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

2013, the Company's 10% Notes were the most restrictive. As of December 31, 2013, the Company was in compliance with all covenants under the indenture that governs the 8.5% Notes.

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

The indenture governing the 10% Notes contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and the sale of assets (all as defined in the indenture and other agreements). As of December 31, 2013, the Company had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $55.9 million. As of December 31, 2013, the Company was in compliance with all covenants under the indenture that governs the 10% Notes.

Term Loan and ABL Facilities

On April 26, 2011, the Company entered into a senior secured term loan with a final maturity in 2017 (the "Term Loan Facility"). The remaining principal balance related to the Term Loan Facility is due on April 26, 2017.

The Term Loan Facility provides that the Company may request additional tranches of term loans in an aggregate amount not to exceed $200.0 million. Availability of such additional tranches of term loans will be subject to the absence of any default, a pro forma secured leverage ratio test and, among other things, the receipt of commitments by existing or additional financial institutions.

Loans under the Term Loan Facility bear interest, at the Company's option, at a rate per annum equal to either (1) a base rate (as defined in the credit agreement governing the Term Loan Facility) or (2) a Eurodollar rate (as defined in the credit agreement governing the Term Loan Facility), in each case plus an applicable margin. The weighted average interest rate under the Term Loan Facility at December 31, 2013 was 5.25%.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

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

As of December 31, 2013, there were no requirements to prepay outstanding amounts under the Term Loan. The Company may also voluntarily prepay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to Eurodollar rate loans.

On June 13, 2012, the Company amended and extended its $300.0 million senior secured asset-based revolving credit facility (the “ABL Facility”). The amendment lowered the interest rates and fees payable by Nortek and extended the maturity from December 17, 2015 to June 13, 2017. Additionally, certain provisions of the credit agreement were amended to enhance Nortek's financial and operational flexibility. In conjunction with amending the ABL Facility in June 2012, the Company incurred fees and expenses of approximately $1.2 million which have been included in deferred financing costs and are being recognized over the remaining term of the ABL Facility.

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

As of December 31, 2013, there were no outstanding borrowings and approximately $13.4 million in outstanding letters of credit under the ABL Facility. Based on the December 2013 borrowing base calculations, the Company had excess availability of approximately $248.7 million at December 31, 2013.

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

The Company will be required to deposit cash daily from its material deposit accounts (including all concentration accounts) into collection accounts maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit, if (i) excess availability (as defined in the ABL Facility) falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing. Based on the December 2013 borrowing base calculations, the Company had approximately $215.9 million of excess availability before triggering the cash deposit requirements at December 31, 2013. In addition, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing, the Company will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. The Company’s ability to meet the required fixed charge coverage ratio can be affected by events beyond its control. A breach of any of these covenants could result in a default under the ABL Facility.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

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

All obligations under the Company's Term Loan Facility and ABL Facility are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned domestic (and, in the case of the ABL Facility, Canadian) restricted subsidiaries of the Company. All obligations under the Company's Term Loan Facility and ABL Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company's assets and the assets of the guarantors, including:

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

The Term Loan Facility and ABL Facility agreements contains certain restrictive financial and operating covenants, including covenants that restrict the Company's ability and the ability of its subsidiaries to complete acquisitions, pay dividends, incur indebtedness or liens, make investments, sell assets and take certain other corporate actions. At December 31, 2013, the Company's 10% Notes were the most restrictive. As of December 31, 2013, the Company was in compliance with all covenants under the agreements that govern the Term Loan Facility and the ABL Facility.

Other Indebtedness

Mortgage notes payable of approximately $1.6 million outstanding at December 31, 2013 includes various mortgage notes and other related indebtedness payable in installments through 2019. These notes have a weighted average interest rate of approximately 2.7% and are collateralized by property and equipment with an aggregate net book value of approximately $4.2 million at December 31, 2013.

Other obligations, including capital leases, of approximately $11.5 million outstanding at December 31, 2013 include borrowings relating to equipment purchases, notes payable issued for acquisitions and other borrowings bearing interest at rates ranging from approximately 5.8% to 18.7% and maturing at various dates through 2020. Approximately $6.8 million of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $12.0 million at December 31, 2013.

Fourth Quarter 2012 Debt Transaction

On October 18, 2012, the Company issued $235.0 million aggregate principal amount of 8.5% Senior Notes due 2021 (the "New 8.5% Notes") which were offered as additional notes under the indenture pursuant to which the Company previously issued $500.0 million aggregate principal amount of 8.5% Senior Notes due 2021.

The Company received approximately $251.7 million of gross proceeds in connection with the issuance of these notes, which were used to pay down an equal amount of aggregate principal of the Company's Term Loan Facility. The Company used cash on hand to pay accrued interest of approximately $1.8 million related to the Term Loan Facility and to pay underwriting, legal, and accounting fees of approximately $4.7 million related to the issuance of the New 8.5% Notes.

Certain holders of the New 8.5% Notes had previously held loans under our Term Loan Facility up to the time they were paid down. In accordance with ASC 470-50, "Debt Modifications and Extinguishments" (“ASC 470-50”), the Company determined that of the net total of the related Term Loan Facility original issue discounts, New 8.5% Note premiums, underwriting commissions, legal, accounting and other expenses, approximately $6.4 million should be recorded as a loss on debt retirement,

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

and approximately $3.9 million and $15.1 million should be recorded as deferred debt expense and debt premium, respectively, and amortized over the life of the New 8.5% Notes.

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

Scheduled Maturities

At December 31, 2013, the maturities for the Company’s notes, mortgage notes and obligations payable (excluding approximately $4.5 million of net unamortized debt premium) were:

Year Ended December 31,	Debt Obligation Maturities
(Dollar amounts in millions)
2014	$3.1
2015	2.9
2016	1.0
2017	94.0
2018	250.7
Thereafter	739.9

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

5.	EXIT AND DISPOSAL ACTIVITIES

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

The Company expects that the range of total cost to complete the Manufacturing Rationalization & Relocation Initiative is as follows:

	Low	High
	(Dollar amounts in millions)
Exit & Disposal Activities (1)	$18.0	$21.0
Capital Expenditures	4.0	5.0
	$22.0	$26.0

(1)	Exit and disposal activities are comprised of the following:

	Low	High
	(Dollar amounts in millions)
Machinery and Equipment Relocation & Installation	$6.5	$7.5
Employee-related Costs	10.5	11.5
Other Exit Related Costs	1.0	2.0
	$18.0	$21.0

Cash expenditures began in the second quarter of 2013 and are expected to continue through fiscal year 2015. During the year ended December 31, 2013, the Company recorded $8.3 million (of which approximately $7.9 million and $0.4 million was recorded in the RHC and CES segments, respectively) of severance and other costs related to the Manufacturing Rationalization & Relocation Initiative.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

The following table sets forth the changes to the liability for the Manufacturing Rationalization & Relocation Initiative during the year ended December 31, 2013:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2012	$—	$—	$—
Provision	6.3	2.0	8.3
Payments	—	(1.3)	(1.3)
Other	—	—	—
Balance, December 31, 2013	$6.3	$0.7	$7.0

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

The Company expects that the range of total cost to complete the Warehousing and Distribution Consolidation is as follows:

	Low	High
	(Dollar amounts in millions)
Lease Cancellation Costs	$1.5	$2.0
Employee-Related Costs	1.0	1.5
Other Exit Related Costs	2.0	3.0
	$4.5	$6.5

The Company expects the Warehousing & Distribution Consolidation costs to be incurred over a 12-month period, which commenced in the third quarter of 2013. During the year ended December 31, 2013, the Company recorded $1.8 million (of which approximately $1.3 million and $0.5 million was recorded in the TECH and DMS segments, respectively) of severance and other costs related to the Warehousing and Distribution Consolidation.

The following table sets forth the changes to the liability for the Warehousing and Distribution Consolidation during the year ended December 31, 2013:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2012	$—	$—	$—
Provision	1.0	0.8	1.8
Payments	(0.3)	(0.5)	(0.8)
Other	—	—	—
Balance, December 31, 2013	$0.7	$0.3	$1.0

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

TECH Segment Combination

The Company has combined, or is in the process of combining, the operations of certain subsidiaries within the TECH segment in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth (the "TECH Segment Combination").  The total expected costs related to one time termination benefits and other costs associated with the TECH Segment Combination are estimated to be approximately $13.3 million to $13.5 million. In connection with the TECH Segment Combination, the Company has incurred cumulative costs of approximately $13.3 million, consisting of one time termination benefits of approximately $3.5 million, approximately $3.4 million in costs to reduce inventory values for certain products to their expected net realizable amount, and facility exit and other costs of approximately $6.4 million.

The following table sets forth the changes to the liability for the TECH Segment Combination during the year ended December 31, 2013:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2012	$0.4	$2.5	$2.9
Provision	2.1	5.1	7.2
Payments	(1.6)	(6.7)	(8.3)
Other	—	(0.1)	(0.1)
Balance, December 31, 2013	$0.9	$0.8	$1.7

Best Restructuring

In 2011, management approved a plan to reduce costs and improve production efficiencies at Best, one of the Company's RESV subsidiaries, including transferring certain operations from Italy to Poland (the "Best Restructuring"). The total expected costs related to contractual termination benefits and other costs associated with the Best Restructuring are estimated to be approximately $17.3 million. In connection with the Best Restructuring, the Company has incurred cumulative costs through December 31, 2013 of approximately $17.3 million, consisting of contractual termination benefits of approximately $16.9 million and other costs of approximately $0.4 million.

The following table sets forth the changes to the liability for the Best Restructuring during the year ended December 31, 2013:

	Severance (1)	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2012	$9.1	$—	$9.1
Provision	(0.2)	—	(0.2)
Payments	(3.7)	—	(3.7)
Other	0.3	—	0.3
Balance, December 31, 2013	$5.5	$—	$5.5

(1)	Remaining severance is expected to be paid in 2014.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

Summary of Exit and Disposal Activities

The following table outlines amounts recorded within the consolidated statement of operations associated with the Company's exit and disposal activities for the years ended December 31, 2013, 2012 and 2011:

	For the year ended December 31,
	2013			2012			2011
	SG&A	COGS	Total	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation Initiative	$—	$8.3	$8.3	$—	$—	$—	$—	$—	$—
Warehousing & Distribution Consolidation	0.1	1.7	1.8	—	—	—	—	—	—
TECH Segment Combination	5.3	1.9	7.2	3.7	2.4	6.1	—	—	—
Best Restructuring	—	(0.2)	(0.2)	—	1.8	1.8	1.3	14.4	15.7
Other	—	—	—	—	1.2	1.2	1.6	0.7	2.3
Total	$5.4	$11.7	$17.1	$3.7	$5.4	$9.1	$2.9	$15.1	$18.0

6.	COMMITMENTS AND CONTINGENCIES

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

Lease Obligations

At December 31, 2013, the Company is obligated under operating lease agreements for the rental of certain real estate and machinery and equipment used in its operations. At December 31, 2013, future minimum rental obligations aggregated approximately $66.7 million and are payable as follows:

Year Ended December 31,	Future Minimum Rental Obligations
(Dollar amounts in millions)
2014	$20.1
2015	13.8
2016	10.1
2017	7.9
2018	5.0
Thereafter	9.8

Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Under certain of these lease agreements, the Company or its subsidiaries are also obligated to pay insurance and taxes.

Rental expense charged to continuing operations in the accompanying consolidated statements of operations was approximately $32.7 million, $34.3 million and $31.2 million for 2013, 2012 and 2011, respectively.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

Indemnifications

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries.  The Company has recorded liabilities in relation to these indemnifications of approximately $5.1 million and $5.3 million at December 31, 2013 and 2012, respectively, of which approximately $2.4 million and $2.3 million, respectively, are recorded in accrued expenses and approximately $2.7 million and $3.0 million, respectively, are recorded in other long-term liabilities in the accompanying consolidated balance sheets.  At December 31, 2013 and 2012, the undiscounted future payments related to these indemnifications were estimated to be approximately $5.4 million and $5.7 million, respectively.

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

Changes in the Company’s combined short-term and long-term warranty liabilities during 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(Dollar amounts in millions)
Balance, beginning of period	$54.7	$56.3
Warranties provided during period (1)	27.8	22.9
Settlements made during period	(27.5)	(27.2)
Changes in liability estimate, including expirations and acquisitions	1.8	2.7
Balance, end of period	$56.8	$54.7

(1)
Includes additional warranties provided within the TECH segment of approximately $3.4 million related to a product safety recall and other warranty matters and additional warranties of approximately $6.5 million within the CES segment related to a certain warranty matter.

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
December 31, 2013

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

7.	ACCRUED EXPENSES AND TAXES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes included in current liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(Dollar amounts in millions)
Payroll, pension and employee benefits	$67.9	$56.1
Product liability reserves	8.1	10.4
Worker's compensation reserves	2.5	2.2
Other insurance reserves, including employee health benefit accruals	4.7	4.9
Interest	16.1	16.2
Exit and disposal activities	12.2	8.7
Product warranty	30.4	27.1
Sales and marketing expenditures	28.3	25.2
Other, net	61.3	48.1
	$231.5	$198.9

Accrued expenses included in other long-term liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(Dollar amounts in millions)
Employee pension retirement benefit obligation	$43.0	$60.5
Product warranty	26.4	27.6
Post-retirement health benefit obligations	1.6	1.9
Product liability reserves	40.2	43.6
Worker's compensation reserves	0.2	0.8
Other insurance reserves	3.7	4.1
Exit and disposal activities	3.0	3.3
Mexico facility (see Note 16)	33.6	—
Uncertain tax positions	24.9	29.2
Other, net	12.3	15.9
	$188.9	$186.9

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

8.	INCOME TAXES

The following is a summary of the components of (loss) earnings before (benefit) provision for income taxes for the periods presented:

	For the year ended December 31,
	2013	2012	2011
	(Dollar amounts in millions)
Domestic	$(31.8)	$0.2	$(68.8)
Foreign	20.4	24.6	(7.4)
	$(11.4)	$24.8	$(76.2)

The following is a summary of the (benefit) provision for income taxes included in the accompanying consolidated statements of operations for the periods presented:

	For the year ended December 31,
	2013	2012	2011
	(Dollar amounts in millions)
Federal income taxes:
Current	$0.3	$0.6	$0.3
Deferred	(3.5)	3.3	(20.8)
	(3.2)	3.9	(20.5)
Foreign	6.4	8.2	6.4
State	(6.3)	3.2	(6.2)
	$(3.1)	$15.3	$(20.3)

Included in the state provision above is a deferred benefit of approximately $4.2 million in 2013, a deferred provision of approximately $1.0 million in 2012, and a deferred benefit of approximately $8.3 million in 2011. There is no significant foreign deferred tax provision in any of these years.

Income tax payments, net of refunds, for 2013 and 2012 were approximately $12.2 million and $5.9 million, respectively. Net income taxes refunded during 2011 were approximately $4.6 million.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

The following table reconciles the federal statutory income tax (benefit) provision and rate to the actual income tax (benefit) provision and related effective tax rate for the periods presented:

	For the year ended December 31,
	2013		2012		2011
	$	%	$	%	$	%
	(Dollar amounts in millions)
Income tax at the federal statutory rate	$(4.0)	35.0%	$8.7	35.0%	$(26.7)	35.0%
Net change from federal statutory rate:
Change in valuation allowance related to deferred tax assets	5.3	(46.5)	6.2	24.9	14.8	(19.4)
Change in uncertain tax positions, including interest	(1.5)	13.2	0.3	1.1	0.3	(0.4)
State income tax, net of federal income tax effect	(4.1)	35.9	2.1	8.4	(4.0)	5.3
Tax effect resulting from foreign activities and foreign dividends	0.5	(4.3)	(3.3)	(13.4)	(4.2)	5.5
Non-deductible expenses	0.9	(7.9)	2.3	9.4	1.5	(1.9)
Research credits	(1.8)	15.8	(1.7)	(6.7)	(1.7)	2.2
Other, net	1.6	(14.0)	0.7	3.0	(0.3)	0.3
	$(3.1)	27.2%	$15.3	61.7%	$(20.3)	26.6%

The tax effect of temporary differences which give rise to significant portions of deferred income tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(Dollar amounts in millions)
Deferred Tax Assets (Liabilities) (classified current)
Arising From:
Accounts receivable	$3.9	$4.0
Inventories	(0.6)	(0.9)
Insurance reserves	2.5	2.8
Warranty accruals	10.7	9.3
Valuation allowances	(6.3)	(5.8)
Net loss and credit carry forwards	1.3	5.9
Other reserves and assets, net	18.2	14.0
	$29.7	$29.3
Deferred Income Tax Assets (Liabilities) (classified non-current)
Arising From:
Property and equipment, net	$(14.1)	$(19.3)
Intangible assets, net	(227.7)	(209.2)
Pension and other benefit accruals	12.6	20.2
Insurance reserves	15.4	14.2
Warranty accruals	9.9	10.3
Net loss and credit carry forwards	47.9	40.2
Other reserves and assets, net	6.8	12.1
Valuation allowance	(39.9)	(36.4)
Tax deductible goodwill	30.0	35.2
	$(159.1)	$(132.7)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

The total deferred tax assets for the years ended December 31, 2013 and 2012 were approximately $159.2 million and $168.2 million, respectively. The total deferred tax liabilities for the years ended December 31, 2013 and 2012 were approximately $242.4 million and $229.4 million, respectively. The total valuation allowance for the years ended December 31, 2013 and 2012 were approximately $46.2 million and $42.2 million, respectively.

 As of December 31, 2009, as a result of income and related deferred tax liabilities recognized through fresh-start accounting, the Company determined that a valuation allowance was no longer required for most of its domestic deferred tax assets. The Company has sufficient reversing deferred tax liabilities available so that it is more likely than not that its federal deferred tax assets will be realized. The Company continues to maintain a valuation allowance for certain foreign net operating loss carryforwards, state net operating loss carryforwards, deferred state tax assets and for certain federal deferred tax assets that, if recognized, would result in capital losses. The increase in valuation allowance for 2013 relates to losses of certain foreign subsidiaries and losses in certain domestic jurisdictions. The Company has determined, based on the history of losses at these subsidiaries, and expectations for the future, a valuation allowance is required for these loss carry-forwards since it is more likely than not that these loss carry-forwards will not be realized.

At December 31, 2013, the Company has not provided United States income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $45.0 million, as those amounts are considered indefinitely invested. Due to the complexities of the U.S. tax law, including the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested. The Company has provided United States income taxes and foreign withholding taxes on approximately $24.7 million of unremitted foreign earnings which are not indefinitely invested.

The Company has federal net operating loss carry forwards of approximately $7.0 million which will begin to expire in 2031 and approximately $2.5 million of federal research credit carryforwards that begin to expire in 2030. Included as part of the net operating loss and research credit carry forward are approximately $13.7 million related to the deductions for share-based compensation in excess of the corresponding book expense. The tax benefits of approximately $4.8 million related to these deductions will be recognized as a credit to additional paid in capital when the benefits are realized on a tax return. The Company accounts for excess stock compensation deductions on the basis that these are the last tax benefits that are utilized.

The federal net operating loss carry forward includes approximately $4.0 million that was acquired in connection with the acquisition of 2GIG.

The Company has state net operating losses in various jurisdictions which will begin to expire in 2015.

 The Company has approximately $96.0 million of foreign net operating loss carry-forwards that, if utilized, would offset future foreign tax payments. Approximately $85.2 million of these foreign net operating losses have an indefinite carry-forward period and the remaining foreign net operating losses will expire at various times beginning in 2017. The Company has recorded a full valuation allowance against these losses.

 A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
	(Dollar amounts in millions)

Balance at January 1,	$34.5	$34.2
Gross increases related to positions taken in the current year	4.1	1.9
Gross increases related to positions taken in prior periods	1.6	—
Increases related to acquisitions	0.2	—
Decreases related to settlements with taxing authorities	(2.3)	—
Decreases due to lapse of statutes of limitation related to state tax and foreign items	(4.3)	(1.6)
Decreases related to positions taken in the current year	$(1.2)	$—
Balance at December 31,	$32.6	$34.5

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

As of January 1, 2013, the Company had a liability of approximately $26.4 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  The liability for uncertain tax positions at December 31, 2013 was approximately $22.8 million. The liability for uncertain tax positions is included in other long-term liabilities on the accompanying consolidated balance sheet. The corresponding amount of gross uncertain tax benefits was approximately $32.6 million and $34.5 million at December 31, 2013 and 2012, respectively.

During 2013, the Company increased the reserve for uncertain tax positions related to uncertainties surrounding the timing of deductions related to intercompany transactions with foreign affiliates. This item resulted in an increase of approximately $1.8 million in uncertain tax positions, with a corresponding increase in deferred tax assets of approximately $1.8 million. The increases in the liability for uncertain tax positions also include $0.8 million related to the audit of one of the Company’s foreign subsidiaries, discussed below.

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

During the fourth quarter of 2013, the Company recorded a benefit of approximately $2.1 million related to the expiration of the statute of limitations in connection with an uncertain tax position that related to periods prior to the acquisition of Ergotron. This uncertain tax position was subject to an indemnification claim from the seller. As a result, the corresponding indemnification asset was written-off as part of SG&A in the fourth quarter of 2013.

As of December 31, 2013 and 2012, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate is approximately $12.8 million and $14.6 million, respectively. The difference between the total amount of uncertain tax positions and the amount that would affect the effective tax rate represents the federal tax effect of state tax items, items that offset temporary differences, and items that will result in a reduction of other tax assets.

As of December 31, 2013, the Company had approximately $3.9 million in unrecognized benefits relating to various tax issues, for which the statute of limitations is expected to expire in 2014.

As of December 31, 2013 and 2012, the total amount of accrued interest related to uncertain tax positions was approximately $2.1 million and $2.8 million, respectively.  In 2013, the Company has recorded a benefit of approximately $0.3 million as part of its 2013 tax provision related to a net reduction in interest on uncertain tax positions. The Company has included a provision of approximately $0.5 million as part of its 2012 tax provision related to an increase of interest on uncertain tax positions. The Company has included a benefit of approximately $0.6 million as part of its 2011 tax provision related to a reduction of interest on uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

The Company's consolidated federal tax return has been audited through the period ended December 31, 2009. The Company's state and foreign tax filings generally remain open to examination by the relevant tax authority for the tax years 2009 through 2012. One of the Company's foreign subsidiaries is currently under audit for the years 2007 - 2012. In connection with this audit, the Company has recorded a liability of approximately $0.8 million for potential income tax liabilities and approximately $0.7 million for additional VAT liabilities.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

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

Through these segments the Company manufactures and sells, primarily in the United States, Canada, and Europe, with additional manufacturing in China and Mexico, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

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

 Sales of the Company’s kitchen range hoods and exhaust fans within the RESV segment accounted for approximately 10.7% and 9.8%, respectively, of consolidated net sales for 2013, approximately 11.6% and 10.0%, respectively, of consolidated net sales in 2012 and approximately 11.9% and 9.2%, respectively, of consolidated net sales in 2011. Sales of the Company’s commercial air handlers within the CES segment accounted for approximately 15.4%, 14.6% and 11.4% of consolidated net sales in 2013, 2012 and 2011, respectively. Sales of the Company's digital display mounting and mobility products within the DMS segment accounted for approximately 12.0%, 12.9% and 12.7% of consolidated net sales in 2013, 2012 and 2011, respectively. Sales of products sold in the RHC segment accounted for approximately 18.1%, 17.3% and 17.7% of consolidated net sales in 2013, 2012 and 2011, respectively. No other single product class accounts for 10% or more of consolidated net sales.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies”. The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs. Intersegment net sales and intersegment eliminations are not material for any of the periods presented. The financial statement impact of all acquisition accounting adjustments, including intangible assets amortization and goodwill, are reflected in the applicable operating segment, which are the Company’s reporting units. Unallocated assets consist primarily of cash and cash equivalents, marketable securities, prepaid and deferred income taxes, deferred debt expense and long-term restricted investments and marketable securities.
Net sales, operating earnings (loss) and (loss) earnings before (benefit) provision for income taxes for the Company’s reporting segments for the three years ended December 31, 2013 were as follows:

	For the year ended December 31,
	2013	2012	2011
	(Dollar amounts in millions)
Net sales:
RESV	$600.5	$598.3	$591.2
TECH	526.9	422.7	455.2
DMS	274.5	284.6	280.6
RHC	415.2	381.8	378.6
CES	470.8	513.9	434.9
Consolidated net sales	$2,287.9	$2,201.3	$2,140.5

Operating earnings (loss):
RESV	$63.1	$73.3	$32.6
TECH	7.6	14.2	35.4
DMS	38.2	33.1	22.2
RHC	13.1	8.5	1.4
CES	26.2	42.9	12.0
Subtotal	148.2	172.0	103.6
Executive retirement	—	—	(8.7)
Unallocated, net	(60.3)	(44.4)	(31.8)
Consolidated operating earnings	87.9	127.6	63.1
Interest expense	(99.4)	(96.5)	(105.6)
Loss from debt retirement	—	(6.4)	(33.8)
Investment income	0.1	0.1	0.1
(Loss) earnings before (benefit) provision for income taxes	$(11.4)	$24.8	$(76.2)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

Depreciation expense, amortization expense and capital expenditures for the Company’s segments are presented in the table that follows for the periods presented:

	For the year ended December 31,
	2013	2012	2011
	(Dollar amounts in millions)
Depreciation Expense:
RESV	$12.0	$13.7	$13.6
TECH	6.8	4.4	5.4
DMS	4.8	5.3	4.0
RHC	9.0	8.9	11.6
CES	6.9	6.0	6.4
Unallocated	1.1	0.2	0.2
Consolidated depreciation expense	$40.6	$38.5	$41.2
Amortization expense:
RESV (1)	$15.4	$15.3	$15.3
TECH (2)	20.0	10.2	10.1
DMS (3)	12.9	12.1	20.2
RHC (4)	0.8	1.7	1.2
CES	5.5	5.9	5.9
Unallocated	—	—	—
Consolidated amortization expense	$54.6	$45.2	$52.7
Capital Expenditures:
RESV	$7.6	$5.7	$4.9
TECH	10.5	4.2	3.4
DMS	3.5	4.5	5.1
RHC	6.1	1.4	2.6
CES	11.0	6.5	5.0
Unallocated (5)	5.2	2.7	0.1
Consolidated capital expenditures	$43.9	$25.0	$21.1

(1)	Includes an increase to cost of goods sold for inventory acquired in business combinations of approximately $0.2 million for 2013.

(2)
Includes an increase to cost of goods sold for inventory acquired in business combinations of approximately $3.1 million (related to the acquisition of 2GIG) and $0.2 million for 2013 and 2011, respectively.

(3)	Includes an increase to cost of goods sold for inventory acquired in business combinations of approximately $7.3 million for 2011.

(4)	Includes an increase to cost of goods sold for inventory acquired in business combinations of approximately $0.9 million and $0.4 million for 2012 and 2011, respectively.

(5)	Includes capital expenditures financed under capital leases of approximately $0.1 million and $0.9 million for 2013 and 2012, respectively.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

Segment assets at December 31, 2013 and 2012 for the Company’s reporting segments are presented in the table that follows:

	December 31, 2013	December 31, 2012
	(Dollar amounts in millions)
Segment Assets:
RESV	$610.7	$647.0
TECH	476.6	313.3
DMS	378.4	393.4
RHC	175.0	134.5
CES	199.0	189.5
	1,839.7	1,677.7
Unallocated:
Cash and cash equivalents, including current restricted cash	83.8	144.9
Deferred tax assets	29.7	29.3
Other assets, including long-term restricted investments and marketable securities	37.7	36.2
Consolidated assets	$1,990.9	$1,888.1

Foreign net sales were approximately 16.5%, 18.8%, and 19.7% of consolidated net sales for 2013, 2012, and 2011, respectively. Foreign net sales are attributed based on the location of the Company’s subsidiary responsible for the sale. Excluding financial instruments and deferred income taxes, foreign long-lived assets were approximately 9.3% and 10.4% of consolidated long-lived assets at December 31, 2013 and 2012, respectively.

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions. These risks are not significantly dissimilar among the Company’s five reporting segments. Accounts receivable from customers related to foreign operations was approximately 20.0% and 25.0% of total accounts receivable at December 31, 2013 and 2012, respectively.

No single customer accounts for 10% or more of consolidated net sales or accounts receivable.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

10.	EQUITY ACTIVITY

The authorized capital stock of Nortek consists of 10,000,000 shares of preferred stock with a $0.01 per share par value, none of which were issued or outstanding at December 31, 2013 and 2012, and 90,000,000 shares of common stock with a $0.01 per share par value, of which 15,419,601 shares and 15,298,465 shares were outstanding at December 31, 2013 and 2012, respectively.

Other Stock Transactions

In connection with the emergence from bankruptcy in 2009, Nortek issued warrants that may be exercised for a period of five years to purchase 789,474 shares of common stock at an exercise price of $52.80 per share. During 2013 and 2012, approximately 46,837 and 96,444 warrants were exercised for shares of Nortek's common stock primarily through net share settlements as permitted under the warrant agreement. There were no warrants exercised during 2011.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings (loss), unrealized gains and losses from foreign currency translation, and pension liability adjustments, net of tax attributes. The components of the Company’s comprehensive income (loss) and the effect on earnings for the periods presented are detailed in the accompanying consolidated statements of comprehensive income (loss).

The balances of each component, net of tax attributes, within accumulated other comprehensive loss for the three years ended 2013 are as follows:

	Foreign Currency Translation	Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(Dollar amounts in millions)

Balance, December 31, 2010	$2.3	$(1.5)	$0.8

Other comprehensive income (loss) before reclassifications	(1.6)	(19.8)	(21.4)
Amounts reclassified from AOCI to SG&A (1)	—	(0.2)	(0.2)
Net other comprehensive income (loss), December 31, 2011	(1.6)	(20.0)	(21.6)

Balance, December 31, 2011	$0.7	$(21.5)	$(20.8)

Other comprehensive income (loss) before reclassifications	1.4	(3.3)	(1.9)
Amounts reclassified from AOCI to SG&A (1)	—	0.4	0.4
Net other comprehensive income (loss), December 31, 2012	1.4	(2.9)	(1.5)

Balance, December 31, 2012	$2.1	$(24.4)	$(22.3)

Other comprehensive income (loss) before reclassifications	(3.0)	8.3	5.3
Amounts reclassified from AOCI to SG&A (1)	—	0.7	0.7
Net other comprehensive income (loss), December 31, 2013	(3.0)	9.0	6.0

Balance, December 31, 2013	$(0.9)	$(15.4)	$(16.3)

(1)	For additional information, see Note 13, "Pension, Profit Sharing and & Other Post-Retirement Benefits".

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

11.	(LOSS) EARNINGS PER SHARE

Basic earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliations between basic and diluted (loss) earnings per share for the three years ended December 31, 2013 are as follows:

	For the year ended December 31,
	2013	2012	2011
	(Dollar amounts in millions, except per share data)

Net (loss) earnings	$(8.3)	$9.5	$(55.9)

Weighted average common shares outstanding	15,371,932	15,152,286	15,122,976
Dilutive effect of common share equivalents	—	378,919	—
Dilutive shares outstanding	15,371,932	15,531,205	15,122,976

Basic (loss) earnings per share	$(0.54)	$0.63	$(3.70)

Diluted (loss) earnings per share	$(0.54)	$0.61	$(3.70)

The effect of certain potential common share equivalents, as outlined below, were excluded from the computation of diluted shares outstanding for 2013, 2012 and 2011 as their inclusion would have been anti-dilutive. Restricted stock awards which vest based upon achievement of performance targets were excluded from the diluted shares outstanding as the performance targets had not been met as of the end of 2013, 2012 and 2011.

A summary of the weighted average anti-dilutive shares excluded from each of the three years ended December 31, 2013 is as follows:

	For the year ended December 31,
	2013	2012	2011
Warrants	652,048	777,419	789,474
Restricted stock	501,021	299,924	400,242
Stock options	669,942	27,774	641,552
Total	1,823,011	1,105,117	1,831,268

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

12.	SHARE-BASED COMPENSATION

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

Under the 2009 Plan, 2,885,907 shares were authorized for grant through December 17, 2019, of which 1,076,555 may be in the form of incentive stock options. The maximum number of shares for which options and stock appreciation rights may be granted to any participant in any calendar year is 627,990, and the maximum number of shares with respect to other awards denominated in shares in any calendar year is 627,990. The maximum value of cash payable with respect to awards denominated in cash or property that may be granted to any participant in any plan year is $5.0 million, subject to certain adjustments as defined. In the event that any outstanding award expires, is forfeited, canceled or otherwise terminated without the issuance of shares or is otherwise settled for cash, the shares subject to such award shall again be available for awards. At December 31, 2013, there are 1,249,317 remaining shares available for grant under the Incentive Plan.

Stock Options

The Company has awarded options with time based vesting to certain key employees. These options vest annually, on the anniversary of the date of grant, over three or five years provided the recipient remains employed by the Company. All options expire on the tenth anniversary of the grant date, unless terminated earlier.

The following table summarizes the Company's common stock option transactions for the three years ended December 31, 2013.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2010	780,981	$18.10
Granted	210,000	26.82
Exercised	(28,928)	17.50		$0.7
Forfeited	(244,937)	17.50
Canceled	(2,250)	17.50
Outstanding, December 31, 2011	714,866	$20.89
Granted	116,119	42.69
Exercised	(143,652)	17.50		$6.4
Forfeited	(27,000)	17.50
Outstanding, December 31, 2012	660,333	$25.60
Granted	85,930	72.42
Exercised	(74,430)	20.62		$3.7
Forfeited	(41,153)	29.61
Outstanding, December 31, 2013	630,680	$32.31	7.5

Options vested and exercisable as of December 31, 2013	275,011	$24.93	7.1	$13.7	(1)

Remaining options expected to vest as of December 31, 2013	332,718	$37.98	8.1	$12.2	(1)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

(1)
The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between the estimated fair value of the Company's stock on December 31, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based upon the fair market value of the Company's common stock.

The weighted average grant date fair value of options granted was approximately $28.27, $17.66 and $11.37 during the years ended December 31, 2013, 2012 and 2011, respectively.

The estimated fair value of the options granted was measured on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2013	2012	2011
Risk-Free Interest Rate	0.77%	1.16%	1.37%
Expected Term	6 years	6.6 years	6.50 years
Expected Volatility	40.0%	40.0%	40.7%
Expected Dividend Yield	—%	—%	—%

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

As of December 31, 2013, there was approximately $4.2 million of unrecognized compensation cost related to stock options granted under the Incentive Plan. This cost is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.2 years. Total compensation expense related to stock options was approximately $2.2 million, $1.3 million and $0.4 million for the three years ended December 31, 2013, 2012 and 2011, respectively. The related tax benefit recognized for 2013 and 2012 totaled approximately $0.8 million and $0.3 million, respectively. There was no tax benefit recorded for 2011.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

The following table summarizes the Company's restricted stock activity for the years ended December 31:

	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Unvested, December 31, 2010	—	$—	526,220	$11.29
Granted	105,616	29.04	—	—
Vested	—	—	(500)	10.85
Forfeited / Canceled	(5,000)	35.98	(259,484)	11.29
Unvested, December 31, 2011	100,616	$28.70	266,236	$11.29
Granted	55,870	42.08	184,192	52.71
Vested	(26,865)	29.33	(47,120)	29.20
Forfeited / Canceled	(1,342)	37.32	(30,809)	14.93
Unvested, December 31, 2012	128,279	$34.30	372,499	$29.20
Granted	51,465	72.45	98,018	72.46
Vested	(43,514)	35.68	(121,794)	40.75
Forfeited / Canceled	(16,911)	46.64	(133,007)	43.89
Unvested, December 31, 2013	119,319	$48.50	215,716	$60.76

The aggregate fair value of shares vesting during the years ended December 31, 2013, 2012 and 2011 was approximately $6.5 million, $2.2 million and $0.0 million, respectively.

The cost of the performance based restricted stock awards, calculated as the estimated grant date fair value, net of estimated forfeitures, is recognized over the remaining service period if it is probable that the restricted shares, or any portion thereof, will vest. The cost of the time-based restricted stock awards, net of estimated forfeitures, is being recognized on a straight-line basis over the related vesting period. The estimated fair value of the grants is based upon the closing price of the Company's stock on the date of grant. Total compensation expense recognized for the years ended December 31, 2013, 2012 and 2011 related to restricted stock was approximately $8.3 million, $3.3 million and $0.2 million, respectively. The related tax benefit recognized for the years ended December 31, 2013, 2012 and 2011 totaled approximately $3.2 million, $1.3 million and $0.1 million, respectively. At December 31, 2013, there was approximately $9.0 million of unrecognized compensation cost with respect to restricted stock granted under the Incentive Plan. This cost is expected to be recognized over a weighted average period of approximately 2.2 years.

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

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At December 31, 2013, the Company expects to contribute approximately $7.0 million to its defined benefit pension plans in 2014.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

Impact on Financial Statements

Pension, profit sharing and other post-retirement health benefit expense charged to operations aggregated approximately $7.7 million, $7.1 million and $4.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in pension, profit sharing and other post-retirement health benefit expense for 2013 as compared to 2012 is primarily attributable to a net increase in profit sharing expense, partially offset by a reduction in interest cost resulting from lower discount rates for the companies' defined benefit plans tempered by a reduction in the plan’s expected return on assets and a slightly higher required recognition of the cumulative loss.

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

The Company’s net periodic benefit cost (income) for its defined benefit and post-retirement health benefit plans for the years ended December 31, 2013, 2012 and 2011 consists of the following components:

	For the year ended December 31,
	2013		2012		2011
	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits
	(Dollar amounts in millions)
Service cost	$0.5	$—	$0.4	$—	$0.5	$—
Interest cost	6.8	0.1	7.5	0.1	8.6	0.2
Expected return on plan assets	(6.8)	—	(7.0)	—	(9.3)	—
Net amortization of actuarial loss (gain)	0.8	(0.1)	0.8	(0.2)	—	(0.1)
Settlement gain	—	—	—	(0.2)	—	(0.1)
Net periodic benefit cost (income)	$1.3	$—	$1.7	$(0.3)	$(0.2)	$—

The Company's net periodic benefit cost for its post-retirement health benefit plans reflects settlement accounting resulting from the final payouts of the remaining participants in this plan during 2012, and the retirement of the Company's former Chief Executive Officer in the second quarter of 2011 (see Note 14, "Retirement of Former Chief Executive Officer").

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

The following table outlines the rollforward of the benefit obligation and plan assets for the defined benefit and post-retirement health benefit plans for the years ended December 31, 2013 and 2012:

	December 31,
	2013		2012
	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits
	(Dollar amounts in millions)
Change in benefit obligation:
Benefit obligation at January 1,	$193.0	$2.2	$186.0	$5.3
Service cost	0.5	—	0.4	—
Interest cost	6.8	0.1	7.5	0.1
Loss due to foreign exchange	0.8	—	1.7	—
Actuarial (gain) loss, excluding assumption changes	(2.2)	(0.1)	0.1	(0.1)
Actuarial (gain) loss due to assumption changes	(9.1)	(0.2)	9.5	—
Benefits and expenses paid	(12.0)	(0.1)	(12.2)	(3.1)
Benefit obligation at December 31,	$177.8	$1.9	$193.0	$2.2
Change in plan assets:
Fair value of plan assets at January 1,	$131.7	$—	$119.1	$—
Actual gain on plan assets	9.8	—	13.6	—
Gain due to foreign exchange	0.6	—	1.2	—
Employer contribution	3.9	0.1	10.0	3.1
Benefits and expenses paid	(12.0)	(0.1)	(12.2)	(3.1)
Fair value of plan assets at December 31,	$134.0	$—	$131.7	$—
Funded status at end of year	$(43.8)	$(1.9)	$(61.3)	$(2.2)
Accumulated benefit obligation at end of year	$177.6	N/A	$192.8	N/A

The following table outlines the funded status amounts recognized in the consolidated balance sheet at December 31, 2013 and 2012:

	December 31,
	2013		2012
	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits
	(Dollar amounts in millions)
Current liabilities	$0.8	$0.3	$0.8	$0.3
Non-current liabilities	43.0	1.6	60.5	1.9
	$43.8	$1.9	$61.3	$2.2

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

Other changes in assets and obligations recognized in accumulated other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 were as follows:

	For the year ended December 31,
	2013		2012		2011
	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits
	(Dollar amounts in millions)
Actuarial gain (loss) arising during the period	$14.1	$0.2	$(3.4)	$0.1	$(30.9)	$1.0
Amortization to net (loss) earnings of net actuarial (gain) loss	0.7	—	0.8	(0.4)	—	(0.2)
Deferred income taxes on pension liability	(5.9)	(0.1)	(0.1)	0.1	10.4	(0.3)
Other comprehensive (loss) income	$8.9	$0.1	$(2.7)	$(0.2)	$(20.5)	$0.5

The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial gains and losses. At December 31, 2013, 2012 and 2011, the net actuarial loss recognized within accumulated other comprehensive loss that has not yet been recognized as a component of net periodic pension cost, net of tax, was approximately $15.4 million, $24.4 million and $21.5 million, respectively, which includes the defined benefit and post-retirement health benefit plans. The Company expects to recognize approximately $0.4 million in accumulated other comprehensive income as components of net periodic benefit cost in the year ended December 31, 2014 for its defined benefit plans and an immaterial amount for its post-retirement health benefit plans.

Information for the Company's defined benefit plans with accumulated benefit obligations in excess of plan assets as of December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
	(Dollar amounts in millions)
Projected benefit obligation	$177.8	$193.0
Accumulated benefit obligation	$177.6	$192.8
Plan assets	$134.0	$131.7

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

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

	December 31, 2013		December 31, 2012
	Investment	% of Total	Investment	% of Total
	(Dollar amounts in millions)
Asset Category
Interest bearing cash:
Domestic plans	$3.3	2.5%	$4.5	3.5%
Fixed income securities:
Domestic plans	50.7	37.8	8.3	6.3
Equity securities:
Domestic plans	—	—	20.2	15.3
Investment funds:
Domestic plans	44.7	33.4	54.4	41.3
Investments in limited partnerships:
Domestic plans	2.8	2.1	14.4	10.9
Investments in pooled pension funds:
Foreign plan	31.8	23.7	29.9	22.7
Other investments:
Domestic plans	0.7	0.5	—	—
Total plan assets	$134.0	100.0%	$131.7	100.0%

Equity Securities by Investment Objective:
Domestic mid cap growth	$—	—%	$6.0	4.6%
Domestic mid cap value	—	—	8.3	6.2
Domestic small cap value	—	—	5.9	4.5
	$—	—%	$20.2	15.3%

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

	December 31, 2013		December 31, 2012
	Investment	% of Total	Investment	% of Total
	(Dollar amounts in millions)
Investment Funds by investment objective:
Domestic large blend	$18.1	13.5%	$—	—%
Foreign large blend	9.1	6.8	—	—
Domestic mid cap blend	6.7	5.0	—	—
Domestic small blend	5.4	4.0	—	—
Diversified emerging markets	3.0	2.3	—	—
Real estate	2.4	1.8	—	—
Domestic large cap value	—	—	4.0	3.0
International value	—	—	7.8	5.9
International core	—	—	6.1	4.6
Domestic mid cap value	—	—	6.8	5.2
Domestic small cap value	—	—	6.0	4.6
Domestic small cap core	—	—	3.4	2.6
International macro hedge	—	—	1.6	1.2
Fixed income	—	—	18.7	14.2
	$44.7	33.4%	$54.4	41.3%

Investments in Limited Partnerships by investment objective:
Domestic large cap core	$2.8	2.1%	$2.7	2.0%
International core	—	—	2.8	2.1
Domestic mid cap value	—	—	0.1	0.1
Fixed income	—	—	8.8	6.7
	$2.8	2.1%	$14.4	10.9%

Investments in pooled pension funds by investment objective:
Fixed income	$12.5	9.3%	$12.2	9.3%
International hedge	19.3	14.4	17.7	13.4
	$31.8	23.7%	$29.9	22.7%

The Company’s overall weighted-average asset allocations for its domestic and foreign plans at December 31, 2013 and 2012 were as follows:

	December 31,
Asset Category	2013	2012
Cash and cash equivalents	2.5%	3.5%
Equity based	49.9	60.1
Fixed income based	47.6	36.4
	100.0%	100.0%

The Company’s domestic qualified defined benefit plans’ and foreign pension plan’s assets are invested to maximize returns without undue exposure to risk. The domestic plans' investment objectives are to produce a total return exceeding the median of a universe of portfolios with similar average asset allocation and investment style objectives, and to earn a return, net of fees, greater or equal to the long-term rate of return used by the Company in determining pension expense. The foreign plan investment objectives for the fixed income pooled pension fund are to provide capital growth and income primarily through investment in

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

non-government debt securities. The foreign plan investment objectives for the international hedge pooled pension fund are to provide positive investment returns in all market conditions over the medium to long-term and the investment strategies include the use of advanced derivative techniques that result in a highly diversified portfolio. As indicated in the tables above, investment risk for both the domestic and foreign plans are controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes and investment styles in order to minimize exposure with respect to the size of individual securities and industry concentration. The domestic plans use a variety of investment managers who are evaluated on a quarterly basis while the foreign plan uses two investment funds to manage its assets. The asset allocation policies of the plans are consistent with the established investment objectives and risk tolerances. The asset allocation policies are developed by examining the historical relationships of risk and return among asset classes, and are designed to provide the highest probability of meeting or exceeding the return objectives at the lowest possible risk.

Effective in 2013, the Company adopted a liability-driven investment approach for its U.S. pension assets as part of its defined benefit plan terminal funding strategy in order to minimize the volatility of the plans' funded status. The allocation to equity investments as a percentage of plan assets has been reduced and the equity investments are now diversified across low-cost index funds to capture higher expected long-term returns while minimizing cost. The increased fixed income allocation is invested in a manner such that any changes to the corporate bond yield curve will result in proportional changes to both the fixed income portfolio value and the plans' terminal funding liability. As the funded status of the plans improves (as measured on a termination basis), the Company will reduce the plans' equity exposure and increase the amount of fixed income investment that is aligned with the plans' expected benefit obligations. This process represents an ongoing reduction in equity return volatility risk that simultaneously reduces interest rate risk associated with both the plans' fixed income portfolio value and terminal funding liability. This approach is expected to significantly reduce the variability of total plan funding costs without increasing the Company's cumulative contributions. The foreign plan target allocation for 2014 is to split the pension assets broadly into 60.0% growth investments and 40.0% bond investments consistent with the portfolio benchmark for 2012.

The following tables set forth by level, within the fair value hierarchy (see Note 15, “Fair Value”), the pension plan assets carried at fair value as of December 31, 2013 and 2012:

	Assets at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollar amounts in millions)
Interest-bearing cash	$3.3	$—	$—	$3.3
Corporate debt	50.7	—	—	50.7
Investments in Registered Investment Companies	44.7	—	—	44.7
Investments in limited partnerships	—	—	2.8	2.8
Investments in pooled pension funds	31.8	—	—	31.8
Other long-term investments	0.7	—	—	0.7
Total investments at fair value	$131.2	$—	$2.8	$134.0

	Assets at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollar amounts in millions)
Interest-bearing cash	$4.5	$—	$—	$4.5
Corporate debt	8.3	—	—	8.3
Equity securities	20.2	—	—	20.2
Investments in Registered Investment Companies	54.4	—	—	54.4
Investments in limited partnerships	—	—	14.4	14.4
Investments in pooled pension funds	29.9	—	—	29.9
Total investments at fair value	$117.3	$—	$14.4	$131.7

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

The fair value of investments in limited partnerships is determined based upon information received from the partnerships with respect to the underlying investments held by the respective partnership.

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2013:

Investments in Limited Partnerships
(Dollar amounts in millions)
Balance, beginning of year	$14.4
Net realized and unrealized gains on investments	0.1
Sales of investments	(11.7)
Balance, end of year	$2.8

Assumptions

The assumptions used in determining pension, supplemental retirement plans and post-retirement costs and the projected benefit obligation are as follows:

	For the Year Ended December 31,
	2013			2012			2011
Discount rate for projected benefit obligation	3.00%	-	4.50%	2.00%	-	4.40%	3.00%	-	4.70%
Discount rate for pension costs	2.00%	-	4.40%	3.00%	-	4.70%	4.00%	-	5.40%
Expected long-term average return on plan assets	5.36%	-	5.50%	5.81%	-	5.92%	6.72%	-	7.75%
Rate of compensation increase	2.00%	-	3.00%	2.00%	-	3.00%	2.00%	-	3.00%

The Company utilizes long-term investment-grade bond yields as the basis for selecting a discount rate by which plan obligations are measured. An analysis of projected cash flows for each plan is performed in order to determine plan-specific duration. Discount rates are selected based on high quality corporate bond yields of similar durations.

For purposes of calculating the post-retirement health benefit cost, a medical inflation rate of 6.75% was assumed for both 2013 and 2012. For both 2013 and 2012, the rate was assumed to decrease gradually to an ultimate rate of 5.0% by 2014. A one percentage point change in assumed health care cost trends does not have a significant effect on the amount of liabilities recorded in the consolidated balance sheet at December 31, 2013.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

At December 31, 2013, the expected future benefit payments for the defined benefit and post-retirement health benefit plans were as follows:

Year Ended December 31,	Defined Benefit	Post-Retirement Health Benefits
	(Dollar amounts in millions)
2014	$11.8	$0.4
2015	11.8	0.3
2016	11.9	0.3
2017	12.0	0.3
2018	12.0	0.2
2019-2023	56.3	0.8

14.	RETIREMENT OF FORMER CHIEF EXECUTIVE OFFICER

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

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

Measured on a Recurring Basis

Restricted Investments and Marketable Securities (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at December 31, 2013 or 2012.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the consolidated balance sheets at December 31, 2013 and 2012 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value (Level 1) because of their short-term nature.

Long-Term Debt -- At December 31, 2013, the fair value of the Company's long-term indebtedness was approximately $107.7 million higher than the amount on the Company's accompanying consolidated balance sheet, before net unamortized debt premium of approximately $4.5 million. At December 31, 2012, the fair value of the Company’s long-term indebtedness was approximately $109.0 million higher than the amount on the Company's consolidated balance sheet, before net unamortized debt premium of approximately $5.3 million.  The Company determined the fair market value of its 10% Notes and 8.5% Notes using available market quotes from published sources (Level 1). For the Company's remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and the Term Loan Facility), the Company assumed that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and the Company's estimated credit risk.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

16.	CASH FLOWS

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net in the accompanying consolidated statements of cash flows.

Interest paid was approximately $97.3 million, $88.1 million and $96.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Significant non-cash financing and investing activities excluded from the accompanying consolidated statements of cash flows include capitalized leases of approximately $0.1 million and $0.9 million for 2013 and 2012, respectively. There were no capitalized lease additions for 2011.

During 2013, the Company recorded a non-cash addition to buildings within property and equipment and other long-term liabilities of approximately $33.6 million related to construction in progress of new facilities in Mexico. Under the terms of the agreements, the Company is considered to be the owner of the asset during the construction period in accordance with the provisions of ASC 840, Leases, with respect to such transactions. The Company anticipates that upon completion of the facilities, it will incur annual payments of approximately $3.1 million under the agreements for a period of ten years. See Note 5, "Exit and Disposal Activities", for further description surrounding the Manufacturing Rationalization and Relocation Initiative associated with these new facilities.

Net cash paid for acquisitions for the periods presented was as follows:

	For the year ended December 31,
	2013	2012	2011
	(Dollar amounts in millions)
Fair value of assets acquired	$201.9	$—	$30.2
Fair value of liabilities assumed or created	(55.5)	—	(5.1)
Net assets of businesses acquired	146.4	—	25.1
Other payments	—	2.6	5.8
	$146.4	$2.6	$30.9

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

17.	SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

The table that follows summarizes unaudited quarterly financial data for 2013:

	For the Quarter Ended
	March 30	June 29	September 28	December 31
	(Dollar amounts in millions, except per share data)
2013
Net sales	$519.1	$630.7	$589.2	$548.9
Gross profit	141.5	189.1	175.1	154.8
Selling, general and administrative expense, net	125.6	135.1	129.4	131.2
Depreciation expense	9.0	9.8	9.8	12.0
Amortization expense (1)	11.5	16.5	13.2	13.4
Operating earnings	4.6	40.4	32.5	10.4
Net (loss) earnings	(15.1)	11.5	4.2	(8.9)
Net (loss) earnings per share:
Basic (loss) earnings per share	$(0.98)	$0.75	$0.27	$(0.58)
Diluted (loss) earnings per share	$(0.98)	$0.73	$0.27	$(0.58)

(1)	Includes increases to cost of goods sold for inventory acquired in business combinations.

The table that follows summarizes unaudited quarterly financial data for 2012:

	For the Quarter Ended
	March 31	June 30	September 29	December 31
	(Dollar amounts in millions, except per share data)
2012
Net sales	$522.8	$615.7	$557.4	$505.4
Gross profit	146.0	183.8	158.4	152.2
Selling, general and administrative expense, net	110.1	119.1	113.6	125.7
Depreciation expense	9.3	9.4	10.3	9.5
Amortization expense (1)	11.0	11.3	11.4	11.5
Operating earnings	24.9	53.7	33.8	15.2
Net (loss) earnings	(1.2)	18.5	4.7	(12.5)
Net (loss) earnings per share:
Basic (loss) earnings per share	$(0.08)	$1.22	$0.31	$(0.82)
Diluted (loss) earnings per share	$(0.08)	$1.19	$0.30	$(0.82)

(1)	Includes increases to cost of goods sold for inventory acquired in business combinations.

See Note 5, "Exit & Disposal Activities", Note 6, “Commitments and Contingencies”, Note 8, “Income Taxes”, and Note 14, "Retirement of Former Chief Executive Officer", as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II, to this report, regarding certain other quarterly transactions which impact the operating results in the above tables, including financing activities, new accounting pronouncements, income taxes, acquisitions, sales volume, material costs, rationalization and relocation of manufacturing operations, material procurement strategies and other items.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

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

Consolidating balance sheets related to Nortek, the Guarantors and non-Guarantor subsidiaries as of December 31, 2013 and 2012 and the related consolidating statements of operations and comprehensive income (loss), and cash flows for the years ended December 31, 2013, 2012 and 2011 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the year ended December 31, 2013

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$1,938.4	$729.4	$(379.9)	$2,287.9
Cost of products sold	—	1,389.4	618.2	(380.2)	1,627.4
Gross profit	—	549.0	111.2	0.3	660.5
Selling, general and administrative expense, net	60.3	370.0	91.0	—	521.3
Amortization of intangible assets	—	49.2	2.9	(0.8)	51.3
Operating (loss) earnings	(60.3)	129.8	17.3	1.1	87.9
Interest expense	(96.2)	(3.0)	(0.2)	—	(99.4)
Investment income	—	—	0.1	—	0.1
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(156.5)	126.8	17.2	1.1	(11.4)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	145.1	(67.8)	1.2	(78.5)	—
(Loss) earnings before (benefit) provision for income taxes	(11.4)	59.0	18.4	(77.4)	(11.4)
(Benefit) provision for income taxes	(3.1)	23.9	6.6	(30.5)	(3.1)
Net (loss) earnings	$(8.3)	$35.1	$11.8	$(46.9)	$(8.3)

Comprehensive (loss) income	$(2.3)	$38.1	$7.8	$(45.9)	$(2.3)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

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
December 31, 2013

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

Condensed Consolidating Balance Sheet as of December 31, 2013

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$23.2	$20.0	$37.7	$—	$80.9
Restricted cash	2.7	0.1	0.1	—	2.9
Accounts receivable, less allowances	0.1	219.2	57.1	—	276.4
Intercompany receivables	1.4	—	60.5	(61.9)	—
Inventories, net	—	204.5	72.0	(6.0)	270.5
Prepaid expenses	3.2	11.0	6.0	—	20.2
Other current assets	0.1	6.5	12.8	—	19.4
Deferred tax assets	4.8	26.3	—	(1.4)	29.7
Total current assets	35.5	487.6	246.2	(69.3)	700.0
Property and Equipment, at Cost:
Total property and equipment, net	7.0	157.4	68.0	—	232.4

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,180.7	418.6	—	(1,599.3)	—
Goodwill	—	357.8	15.7	—	373.5
Intangible assets, less accumulated amortization	—	627.1	32.2	(10.4)	648.9
Deferred tax asset	10.2	—	—	(10.2)	—
Other assets	20.3	14.6	1.2	—	36.1
Total other long-term assets	1,211.2	1,418.1	49.1	(1,619.9)	1,058.5
Total Assets	$1,253.7	$2,063.1	$363.3	$(1,689.2)	$1,990.9

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Short term bank obligations	$—	$—	$0.7	$—	$0.7
Current maturities of long-term debt	0.3	2.5	—	—	2.8
Accounts payable	2.3	103.7	108.7	—	214.7
Accrued expenses and taxes	36.2	152.4	42.9	—	231.5
Current deferred taxes	—	—	1.4	(1.4)	—
Intercompany payables	—	61.9	—	(61.9)	—
Total current liabilities	38.8	320.5	153.7	(63.3)	449.7

Other Liabilities:
Deferred income taxes	—	163.8	7.7	(12.4)	159.1
Other long-term liabilities	31.7	135.6	21.6	—	188.9
Long-term intercompany payables	—	—	49.4	(49.4)	—
	31.7	299.4	78.7	(61.8)	348.0

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,083.3	10.0	—	—	1,093.3

Stockholders' investment (deficit)	99.9	1,433.2	130.9	(1,564.1)	99.9
Total Liabilities and Stockholders' Investment (Deficit)	$1,253.7	$2,063.1	$363.3	$(1,689.2)	$1,990.9

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

Condensed Consolidating Balance Sheet as of December 31, 2012

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$94.9	$13.1	$36.7	$—	$144.7
Restricted cash	—	—	0.2	—	0.2
Accounts receivable, less allowances	—	191.7	65.7	—	257.4
Intercompany receivables	1.0	—	42.3	(43.3)	—
Inventories, net	—	192.4	71.6	(5.6)	258.4
Prepaid expenses	1.2	8.7	4.5	—	14.4
Other current assets	—	10.7	10.4	(1.1)	20.0
Deferred tax assets	18.3	12.6	—	(1.6)	29.3
Total current assets	115.4	429.2	231.4	(51.6)	724.4

Property and Equipment, at Cost:
Total property and equipment, net	3.0	128.7	67.8	—	199.5

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,107.8	321.2	—	(1,429.0)	—
Goodwill	—	292.7	14.9	—	307.6
Intangible assets, less accumulated amortization	—	591.6	34.5	(11.2)	614.9
Deferred tax asset	10.9	—	—	(10.9)	—
Other assets	25.4	15.7	0.6	—	41.7
Total other long-term assets	1,144.1	1,221.2	50.0	(1,451.1)	964.2
Total Assets	$1,262.5	$1,779.1	$349.2	$(1,502.7)	$1,888.1

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Short term bank obligations	$—	$—	$0.7	$—	$0.7
Current maturities of long-term debt	0.3	2.1	—	—	2.4
Accounts payable	4.1	76.7	93.6	—	174.4
Accrued expenses and taxes	31.1	119.4	48.8	(0.4)	198.9
Current deferred taxes	—	—	1.6	(1.6)	—
Intercompany payables	—	43.3	—	(43.3)	—
Total current liabilities	35.5	241.5	144.7	(45.3)	376.4

Other Liabilities:
Deferred income taxes	—	137.3	8.7	(13.3)	132.7
Other long-term liabilities	47.7	110.3	28.9	—	186.9
Long-term intercompany payables	—	—	44.0	(44.0)	—
	47.7	247.6	81.6	(57.3)	319.6

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,085.1	12.8	—	—	1,097.9

Stockholders' investment (deficit)	94.2	1,277.2	122.9	(1,400.1)	94.2
Total Liabilities and Stockholders' Investment (Deficit)	$1,262.5	$1,779.1	$349.2	$(1,502.7)	$1,888.1

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2013

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(151.7)	$276.2	$10.7	$135.2
Cash Flows from investing activities:
Capital expenditures	(5.1)	(27.9)	(10.8)	(43.8)
Net cash paid for businesses acquired	(145.5)	—	(0.9)	(146.4)
Proceeds from the sale of property and equipment	—	0.1	0.1	0.2
(Increase) decrease in restricted cash and marketable securities	(2.7)	0.3	—	(2.4)
Intercompany capital contributions	(2.2)	2.2	—	—
Other, net	(0.1)	(0.7)	(0.1)	(0.9)
Net cash used in investing activities	(155.6)	(26.0)	(11.7)	(193.3)

Cash Flows from financing activities:
Increase in borrowings	150.0	—	3.1	153.1
Payment of borrowings	(150.3)	(2.6)	(3.1)	(156.0)
Net proceeds from equity transactions	(2.5)	—	—	(2.5)
Long-term intercompany advances and loans	238.7	(240.7)	2.0	—
Other, net	(0.3)	—	—	(0.3)
Net cash provided by (used in) financing activities	235.6	(243.3)	2.0	(5.7)
Net change in unrestricted cash and cash equivalents	(71.7)	6.9	1.0	(63.8)
Unrestricted cash and cash equivalents at the beginning of the period	94.9	13.1	36.7	144.7
Unrestricted cash and cash equivalents at the end of the period	$23.2	$20.0	$37.7	$80.9

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2012

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(141.4)	$280.1	$25.5	$164.2
Cash Flows from investing activities:
Capital expenditures	(1.8)	(16.2)	(6.1)	(24.1)
Net cash paid for businesses acquired	(2.6)	—	—	(2.6)
Proceeds from the sale of property and equipment	—	2.5	0.5	3.0
Decrease in restricted cash and marketable securities	0.1	0.1	—	0.2
Intercompany dividends	—	6.5	(6.5)	—
Other, net	0.1	—	(0.1)	—
Net cash used in investing activities	(4.2)	(7.1)	(12.2)	(23.5)

Cash Flows from financing activities:
Increase in borrowings	30.0	—	4.6	34.6
Payment of borrowings	(57.7)	(2.4)	(23.9)	(84.0)
Net proceeds from the sale of the 8.5% Senior Notes due 2021	251.7	—	—	251.7
Redemption of the Term Loan Facility	(251.7)	—	—	(251.7)
Fees paid in connection with debt facilities	(5.9)	—	—	(5.9)
Net proceeds from equity transactions	1.2	—	—	1.2
Long-term intercompany advances and loans	255.2	(266.8)	11.6	—
Other, net	(0.1)	—	—	(0.1)
Net cash provided by (used in) financing activities	222.7	(269.2)	(7.7)	(54.2)
Net change in unrestricted cash and cash equivalents	77.1	3.8	5.6	86.5
Unrestricted cash and cash equivalents at the beginning of the period	17.8	9.3	31.1	58.2
Unrestricted cash and cash equivalents at the end of the period	$94.9	$13.1	$36.7	$144.7

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2013

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2011

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(121.6)	$185.5	$17.0	$80.9
Cash Flows from investing activities:
Capital expenditures	(0.1)	(14.8)	(6.2)	(21.1)
Net cash paid for businesses acquired	(5.8)	(25.1)	—	(30.9)
Investment in joint venture	—	(5.3)	—	(5.3)
Proceeds from the sale of property and equipment	0.7	0.5	0.1	1.3
Decrease in restricted cash and marketable securities	—	0.2	—	0.2
Other, net	—	—	0.1	0.1
Net cash used in investing activities	(5.2)	(44.5)	(6.0)	(55.7)

Cash Flows from financing activities:
Increase in borrowings	50.0	5.3	27.5	82.8
Payment of borrowings	(102.6)	(6.9)	(30.8)	(140.3)
Sale of the 8.5% Senior Notes due 2021	500.0	—	—	500.0
Net proceeds from borrowings under the Term Loan Facility	348.2	—	—	348.2
Redemption of the 11% Senior Secured Notes due 2013	(753.3)	—	—	(753.3)
Fees paid in connection with debt facilities	(59.6)	—	—	(59.6)
Net proceeds from equity transactions	(2.7)	—	—	(2.7)
Intercompany capital contributions	(3.0)	2.7	0.3	—
Long-term intercompany advances and loans	151.5	(154.2)	2.7	—
Other, net	0.1	0.1	—	0.2
Net cash provided by (used in) financing activities	128.6	(153.0)	(0.3)	(24.7)
Net change in unrestricted cash and cash equivalents	1.8	(12.0)	10.7	0.5
Unrestricted cash and cash equivalents at the beginning of the period	16.0	21.3	20.4	57.7
Unrestricted cash and cash equivalents at the end of the period	$17.8	$9.3	$31.1	$58.2

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Nortek, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Nortek, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' investment for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at item 15(b). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nortek, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nortek, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 11, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Boston, Massachusetts
March 11, 2014

NORTEK, INC.  AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Year	Charged to Cost and Expense	Charged to Other Accounts		Deduction from Reserves		Balance at End of Year
	(Dollar amounts in millions)
For the year-ended December 31, 2011
Allowance for doubtful accounts and sales allowances	$4.9	$2.2	$(0.5)	(a)	$(1.4)	(b)	$5.2
For the year-ended December 31, 2012
Allowance for doubtful accounts and sales allowances	$5.2	$3.3	$1.0	(a)	$(2.3)	(b)	$7.2
For the year-ended December 31, 2013
Allowance for doubtful accounts and sales allowances	$7.2	$0.6	$—	(a)	$(3.6)	(b)	$4.2

(a)	Other, including the effect of changes in foreign currency exchange rates.

(b)	Amounts written off, net of recoveries.

S - 1

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

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

2.3		Stock Purchase Agreement dated February 13, 2013 by and between Nortek, Inc. and APX Group, Inc. (Exhibit 2.1 to Nortek, Inc. Form 8-K filed April 1, 2013.)
3.1		Amended and Restated Certificate of Incorporation of Nortek, Inc. (Exhibit 3.1 to Nortek, Inc. Form 10 filed April 15, 2010.)
3.2		Amended and Restated By-Laws of Nortek, Inc. (Exhibit 3.2 to Nortek, Inc. Form 10 filed April 15, 2010.)
4.1		Form of Common Stock Certificate. (Exhibit 4.3 to Nortek, Inc. Form 10 filed April 15, 2010.)
4.2		Form of Warrant to Purchase Common Stock. (Exhibit 4.4 to Nortek, Inc. Form 10 filed April 15, 2010.)
4.3		Amended and Restated Warrant Agreement between Nortek, Inc. as Issuer and U.S. Bank National Association as Warrant Agent. (Exhibit 4.1 to Nortek, Inc. Form 10-Q filed August 17, 2010.)
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

**10	.1	Form of Indemnification Agreement between Nortek, Inc. and certain officers and directors. (Exhibit 10.1 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.2	Employment Agreement of Michael J. Clarke, dated as of December 16, 2011. (Exhibit 10.1 to Nortek, Inc. Form 8-K filed December 21, 2011.)
**10	.3	Consulting Agreement, dated July 14, 2011, between Hirshorn Operating Partners LLC and Nortek, Inc. (Exhibit 10.1 to Nortek, Inc. form 10-Q filed August 9, 2011.)
**10	.4	Amended and Restated Employment Agreement of Almon C. Hall, III, dated as of August 27, 2004. (Exhibit 10.4 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.5	Amendment to Amended and Restated Employment Agreement of Almon C. Hall, III, dated as of December 17, 2009. (Exhibit 10.5 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.6	Amended and Restated Employment Agreement of Kevin W. Donnelly, dated as of August 27, 2004. (Exhibit 10.6 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.7	Amendment to Amended and Restated Employment Agreement of Kevin W. Donnelly, dated as of December 17, 2009. (Exhibit 10.7 to Nortek, Inc. Form 10 filed April 15, 2010.)

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

Exhibit No.		Description

**10	.8	Nortek, Inc. 2009 Omnibus Incentive Plan. (Exhibit 10.10 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.9	Form of Restricted Stock Agreement. (Exhibit 10.1 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.10	Form of Incentive Stock Option Agreement. (Exhibit 10.12 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.11	Form of Nonqualified Stock Option Agreement. (Exhibit 10.13 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.12	Nortek, Inc. Supplemental Executive Retirement Plan B, effective as of January 1, 1998. (Exhibit 10.15 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.13	First Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of May 4, 2000. (Exhibit 10.16 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.14	Second Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of January 4, 2002. (Exhibit 10.17 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.15	Third Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of October 31, 2006. (Exhibit 10.18 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.16	Fourth Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of December 31, 2008. (Exhibit 10.19 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.17	Nortek, Inc. 2009 OmniBus Incentive Plan, as Amended and Restated (Appendix A to Nortek, Inc. Proxy Statement filed April 4, 2012.)
10.18
U.S. Security Agreement, dated December 17, 2009 among Nortek, Inc. as the Specified U.S. Borrower, the Additional Grantors party thereto and Bank of America, N.A. as Administrative Agent. (Exhibit 10.22 to Nortek, Inc. Form 10 filed April 15, 2010.)

10.19
U.S. Guaranty, dated December 17, 2009, by Nortek, Inc., the other Persons party thereto and the Additional Guarantors as Guarantors. (Exhibit 10.25 to Amendment No. 2 to Nortek, Inc. Form 10 filed September 14, 2011.)

10.20		Joinder and Amendment Agreement, dated as of March 30, 2010. (Exhibit 10.25 to Nortek, Inc. Form 10 filed April 15, 2010.)
10.21
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

10.22
Affirmation of Guaranties and Security Agreement and Consent to Amendment, dated December 17, 2010, by the Guarantors party thereto in favor of Bank of America, N.A. as Administrative Agent. (Exhibit 10.26 to Amendment No. 2 to Nortek, Inc. Form 10 filed September 14, 2011.)

10.23
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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2013

Exhibit No.		Description

10.24
Credit Agreement, dated as of April 26, 2011, among Nortek, Inc., as the Borrower, UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent, the other financial institutions party thereto as Lenders, UBS Securities LLC as Sole Arranger and Bookrunner, and Syndication Agent and Documentation Agent. (Exhibit 10.14 to Nortek, Inc. Form 8-K filed April 28, 2011.)

10.25
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

10.26
Security Agreement, dated April 26, 2011, among Nortek, Inc. and the Additional Grantors party thereto and UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent. (Exhibit 10.29 to Amendment No. 2 to Nortek, Inc. Form 10 filed September 14, 2011.)

10.27
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