Form 10-Q
period 2014-03-29
NORTEK INC
filed 2014-05-05
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014
OR

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 2, 2014 was 15,553,597.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	March 29, 2014	December 31, 2013
Assets
Current Assets:
Unrestricted cash and cash equivalents	$51.1	$80.9
Restricted cash	1.0	2.9
Accounts receivable, less allowances of $4.1 million and $4.2 million, respectively	329.4	276.4
Inventories:
Raw materials	91.5	80.1
Work in process	28.8	23.7
Finished goods	212.4	166.7
	332.7	270.5
Prepaid expenses	18.5	20.2
Other current assets	10.3	12.2
Tax refunds receivable	6.5	7.2
Deferred tax assets	33.4	29.7
Total current assets	782.9	700.0

Property and Equipment, at Cost:
Land	17.8	17.8
Buildings and improvements	115.1	112.0
Machinery and equipment	262.9	261.8
	395.8	391.6
Less accumulated depreciation	168.2	159.2
Total property and equipment, net	227.6	232.4

Other Assets:
Goodwill	373.5	373.5
Intangible assets, less accumulated amortization of $192.2 million and $178.6 million, respectively	635.3	648.9
Deferred debt expense	15.9	16.3
Restricted investments and marketable securities	1.6	1.6
Other assets	18.1	18.2
	1,044.4	1,058.5
Total Assets	$2,054.9	$1,990.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)
(Dollar amounts in millions, except shares data)

	March 29, 2014	December 31, 2013
Liabilities and Stockholders' Investment

Current Liabilities:
Short-term bank obligations	$0.6	$0.7
Current maturities of long-term debt	2.9	2.8
Accounts payable	271.0	214.7
Accrued expenses and taxes, net	220.4	231.5
Total current liabilities	494.9	449.7

Other Liabilities:
Deferred income taxes	157.2	159.1
Other	189.2	188.9
	346.4	348.0

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,127.1	1,093.3

Commitments and Contingencies (Note G)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at March 29, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 15,862,780 shares issued and 15,682,746 shares issued at March 29, 2014 and December 31, 2013, respectively	0.2	0.2
Additional paid-in capital	206.0	203.6
Accumulated deficit	(80.1)	(71.5)
Accumulated other comprehensive loss	(18.8)	(16.3)
Less: Treasury stock at cost, 327,165 shares and 263,145 shares at March 29, 2014 and December 31, 2013, respectively	(20.8)	(16.1)
Total stockholders' investment	86.5	99.9
Total Liabilities and Stockholders' Investment	$2,054.9	$1,990.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the first quarter ended
	March 29, 2014	March 30, 2013
	(Dollar amounts in millions, except per share data)

Net Sales	$550.1	$519.1
Cost of products sold	393.2	377.6
Gross profit	156.9	141.5
Selling, general and administrative expense, net	130.8	125.6
Amortization of intangible assets	13.6	11.3
Operating earnings	12.5	4.6
Interest expense	(24.1)	(24.6)
Loss before benefit from income taxes	(11.6)	(20.0)
Benefit from income taxes	(3.0)	(4.9)
Net loss	$(8.6)	$(15.1)

Basic loss per share	$(0.55)	$(0.98)

Diluted loss per share	$(0.55)	$(0.98)

Weighted Average Common Shares:
Basic	15,496,151	15,331,415
Diluted	15,496,151	15,331,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the first quarter ended
	March 29, 2014	March 30, 2013
	(Dollar amounts in millions)

Net loss	$(8.6)	$(15.1)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(2.5)	(3.5)
Pension liability adjustments:
Currency translation on pension liabilities	—	0.3
Amortization of cumulative loss	—	0.2
Total pension liability, net of tax	—	0.5

Other comprehensive loss	(2.5)	(3.0)

Comprehensive loss	$(11.1)	$(18.1)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first quarter ended
	March 29, 2014	March 30, 2013
	(Dollar amounts in millions)
Cash flows from operating activities:
Net loss	$(8.6)	$(15.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9.9	9.0
Amortization expense, including increase to cost of goods sold for inventory acquired in business combinations	13.6	11.5
Non-cash impairment charges	0.2	—
Non-cash interest expense, net	0.5	0.6
Non-cash share-based compensation expense	1.7	2.6
Gain on sale of property and equipment	(0.2)	—
Deferred income tax benefit	(5.6)	(4.5)
Changes in certain assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(54.2)	(35.4)
Inventories	(62.9)	(13.7)
Prepaid and other current assets	2.9	2.5
Accounts payable	57.1	10.6
Accrued expenses and taxes	(7.1)	18.3
Long-term assets, liabilities and other, net	0.3	(0.9)
Total adjustments to net loss	(43.8)	0.6
Net cash used in operating activities	$(52.4)	$(14.5)
Cash flows from investing activities:
Capital expenditures	(7.9)	(9.8)
Net cash paid for businesses acquired	—	(0.9)
Proceeds from the sale of property and equipment	1.3	—
Change in restricted cash and marketable securities	—	0.1
Other, net	(0.6)	(0.8)
Net cash used in investing activities	(7.2)	(11.4)
Cash flows from financing activities:
Proceeds from borrowings	40.7	85.8
Payment of borrowings	(6.6)	(1.6)
Net use from equity transactions	(4.0)	(1.6)
Other, net	(0.3)	—
Net cash provided by financing activities	29.8	82.6
Net change in unrestricted cash and cash equivalents	(29.8)	56.7
Unrestricted cash and cash equivalents at the beginning of the period	80.9	144.7
Unrestricted cash and cash equivalents at the end of the period	$51.1	$201.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

(A)	Basis of Presentation

Nortek, Inc. (“Nortek”) and all of its wholly owned subsidiaries (collectively the “Company”) is a global, diversified company whose many market-leading brands deliver broad capabilities and a wide array of innovative, technology-driven products and solutions for lifestyle improvement at home and at work. Operating within five reporting segments (see Note I, “Segment Information”), the Company manufactures and sells, primarily in the United States, Canada and Europe, with additional manufacturing in China and Mexico, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

The Company operates on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year always begins on January 1 and ends on December 31. As a result, the Company's first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The first three months ended March 29, 2014 ("first quarter of 2014") and March 30, 2013 ("first quarter of 2013") include 88 days and 89 days, respectively.

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income (loss), and cash flows of the Company after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted, the Company believes that the disclosures included are adequate to make the information presented herein not misleading. Operating results for the first quarter of 2014 and 2013 are not necessarily indicative of the results that may be expected for other interim periods or for any fiscal year. Certain amounts in the prior year's unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2013 ("2013 Form 10-K") and Current Reports on Form 8-K as filed with the Securities and Exchange Commission ("SEC").

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014 - 08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which will require additional disclosures about discontinued operations including, among others, the major classes of line items constituting the pretax profit and loss of the discontinued operation, either the total operating and investing cash flow of the discontinued operation or the depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the discontinued operation, a reconciliation of the major classes of assets and liabilities of the discontinued operation classified as held for sale to total assets and total liabilities of the disposal group classified as held for sale that is presented on the face of the balance sheet, and a reconciliation of the major classes of line items constituting the pretax profit or loss of the discontinued operation to the after-tax profit or loss of the discontinued operation that is presented on the face of the income statement. ASU 2014-08 also requires entities to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation and expands the disclosures about an entity's significant continuing involvement with a discontinued operation. ASU 2014-08 is effective prospectively for both (1) disposals of components of an entity and (2) businesses that, on acquisition are classified as held for sale, that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company will adopt this pronouncement in the first quarter of 2015 and does not expect adoption to have a material effect on the Company's financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (“ASU 2013-11”), which is intended to provide guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when certain situations exist at the reporting date and is effective for annual reporting periods

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

beginning on or after December 15, 2013 and subsequent interim periods, with early adoption permitted. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (“ASU 2013-04”), which is intended to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. ASU 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and will be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements that exist at the beginning of an entity's fiscal year of adoption. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

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

2GIG is a designer and supplier of residential security and home automation systems. Developed with the assistance of Nortek's Linear® business, 2GIG's Go!Control® touch-screen panel is a self-contained, all-in-one home security and automation control panel. 2GIG also provides wireless interactive home security services and a wide range of peripheral hardware devices and system components for home security and automation solutions. The results of 2GIG have been included in the Company's results of operations since the date of acquisition and have been included in the Company's Technology Solutions ("TECH") segment. During 2013, the operations of 2GIG were integrated into the Company's existing security and access control products business, as such, net sales and operating earnings for the first quarter of 2014 for 2GIG have not been separately presented.

The unaudited pro forma net sales, operating earnings, net loss, basic and diluted loss per share, and depreciation and amortization expense for the Company as a result of the acquisition of 2GIG for the first quarter of 2013 were as follows (dollar amounts in millions):

Net sales	$551.1
Operating earnings	9.0
Net loss	(12.7)
Basic loss per share	(0.83)
Diluted loss per share	(0.83)
Depreciation & amortization expense	26.1

These amounts were determined assuming that the acquisition of 2GIG had occurred on January 1, 2013 and include pro forma adjustments to reflect (i) the elimination of intercompany transactions between the Company and 2GIG, (ii) additional depreciation and amortization expense related to acquired assets, (iii) increased interest expense related to the amounts borrowed to fund the acquisition and (iv) other pro forma adjustments that the Company considered appropriate related to the acquisition of 2GIG. These pro forma amounts are not necessarily indicative of the amounts that would have been achieved had the acquisition taken place as of January 1, 2013, nor are they necessarily indicative of the results for future periods.

On February 22, 2013, the Company, through an indirect wholly-owned foreign subsidiary, acquired certain assets and assumed certain liabilities of Gefen Distribution Verwaltungs GmbH ("Gefen Distribution") for total consideration of

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

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

On April 30, 2014, the Company completed the acquisition of the heating, ventilation and air conditioning business of Thomas & Betts Corporation ("Reznor") for approximately $260.0 million in cash, plus an additional payment of approximately $1.9 million for preliminary working capital and other post-closing adjustments, which are subject to final determination. Reznor manufactures industrial and commercial HVAC products, including an extended range of gas fired air heaters, air handling units, condensing units and rooftop units. The Company believes that the acquisition of Reznor positions Nortek to service the entire HVAC market. The acquisition was financed with a combination of cash on hand and a portion of the borrowings under a new $350.0 million senior secured term loan facility (see Note E, "Notes, Mortgage Notes and Obligations Payable"). Reznor will be included in the Company's Residential Heating and Cooling ("RHC") segment.

The unaudited pro forma net sales, operating earnings, net loss, basic and diluted loss per share, and depreciation and amortization expense for the Company as a result of the acquisition of Reznor for the periods presented were as follows:

	Year Ended	First quarter of
	Dec. 31, 2013	2014	2013
	(Dollar amounts in millions)
Net sales	$2,447.1	$592.2	$559.3
Operating earnings	99.0	19.2	6.5
Net loss	(5.6)	(5.3)	(15.0)
Basic loss per share	(0.36)	(0.34)	(0.98)
Diluted loss per share	(0.36)	(0.34)	(0.98)
Depreciation & amortization expense	116.0	28.3	26.7

These amounts were determined assuming that the acquisition of Reznor had occurred on January 1, 2013 and include preliminary pro forma adjustments to reflect (i) additional depreciation and amortization expense related to the preliminary allocation of the purchase price, which is subject to change as the Company completes its review and appraisal work, (ii) changes in interest expense related to financing transactions due, in part, to fund the acquisition, and (iii) other pro forma adjustments that the Company considered appropriate related to the acquisition of Reznor. The transaction costs of approximately $2.0 million related to the acquisition of Reznor for the first quarter of 2014 have been excluded from the unaudited pro forma operating earnings, net loss, and basic and diluted loss per share. These preliminary pro forma amounts are not necessarily indicative of the amounts that would have been achieved had the acquisition taken place as of January 1, 2013, nor are they necessarily indicative of the results for future periods. These preliminary pro forma financial statements are subject to change as additional information becomes available.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

(C)	Goodwill and Other Intangible Assets

The Company accounts for acquired goodwill in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations" and ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), which involves judgment with respect to the determination of the valuation of the acquired assets and liabilities assumed in order to determine the final amount of goodwill recorded in a purchase. Under ASC 350, goodwill is not amortized. Instead, it is evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, for example, a significant adverse change in the business climate. The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter. The reporting units evaluated for goodwill impairment have been determined to be the same as the Company's operating segments. Only the Residential Ventilation ("RESV"), Display Mount Solutions ("DMS") and TECH reporting units have goodwill and, therefore, are the only reporting units that currently are required to be evaluated for goodwill impairment.

The following table presents a summary of the activity in goodwill by reporting segment for the first quarter of 2014:

	Dec. 31, 2013 (1)	Acquisitions	March 29, 2014 (1)
	(Dollar amounts in millions)
Residential Ventilation:
Gross goodwill	$156.8	$—	$156.8
Impairment losses	—	—	—
Net RESV goodwill	156.8	—	156.8
Technology Solutions:
Gross goodwill	85.3	—	85.3
Impairment losses	—	—	—
Net TECH goodwill	85.3	—	85.3
Display Mount Solutions:
Gross goodwill	131.4	—	131.4
Impairment losses	—	—	—
Net DMS goodwill	131.4	—	131.4
Consolidated goodwill:
Gross goodwill	373.5	—	373.5
Impairment losses	—	—	—
Net consolidated goodwill	$373.5	$—	$373.5

(1)	The RHC and Custom & Engineered Solutions ("CES") reporting units did not have goodwill in any period presented.

For the first quarter of 2014, the Company recorded a non-cash impairment charge of approximately $0.2 million within COGS related to the write-down of property and equipment in connection with the exit in the first quarter of 2014 of a product line within the RESV segment.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

(D)	Cash Flows

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net in the accompanying unaudited condensed consolidated statement of cash flows.

Interest paid was approximately $1.7 million and $2.4 million for the first quarter of 2014 and 2013, respectively. Income tax payments, net of refunds, for the first quarter of 2014 and 2013 were approximately $0.5 million and $3.3 million, respectively.

(E)	Notes, Mortgage Notes and Obligations Payable

Senior Secured Asset-Based Revolving Credit Facility (the "ABL Facility")

As of March 29, 2014, the Company had approximately $35.0 million in outstanding borrowings, and approximately $13.0 million in outstanding letters of credit, under the ABL Facility. Based on the February 2014 borrowing base calculations, at March 29, 2014, the Company had excess availability of approximately $216.4 million and approximately $183.4 million of excess availability before triggering the cash deposit requirements under the ABL Facility.

Debt Covenant Compliance

The indenture governing the 10% Senior Notes due 2018 (the "10% Notes") contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations, and the sale of assets (all as defined in the indenture and other agreements). As of March 29, 2014, the Company had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $53.9 million.

As of March 29, 2014, the Company was in compliance with all covenants under the indentures that govern the 10% Notes and the 8.5% Senior Notes due 2021 (the "8.5% Notes") and the credit agreements that govern the ABL Facility and the senior secured term loan due 2017 ("Term Loan Facility").

Second Quarter 2014 Debt Transactions

In connection with the acquisition of Reznor, on April 30, 2014, the Company entered into a new senior secured term loan facility for $350.0 million. The net proceeds from the new senior secured term loan facility were used to acquire Reznor and to repay all of the outstanding secured debt under the Company's existing Term Loan Facility, which had an aggregate principal amount outstanding of approximately $93.0 million at March 29, 2014. The new senior secured term loan facility is repayable in quarterly installments of $875,000 with a balloon payment for the remaining balance due on October 30, 2020. Loans under the new senior secured term loan facility bear interest, at the Company's option, at a rate per annum equal to either (1) a base rate (as defined in the credit agreement governing the new senior secured term loan) or (2) a Eurodollar rate (as defined in the credit agreement governing the new senior secured term loan), in each case plus an applicable margin. The interest rate related to the new senior secured term loan facility was approximately 3.75% at April 30, 2014.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

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

Manufacturing Rationalization and Relocation Initiatives

On March 11, 2013, the Company's Board of Directors approved the following initiatives: (i) construction of two new manufacturing facilities on a campus in Mexico to be shared by the RHC and CES segments, which will provide an integrated manufacturing footprint for both RHC and CES; (ii) consolidation of two North American manufacturing facilities in the RHC segment into the new, shared facility in Mexico; and (iii) transfer of product manufacturing from certain manufacturing facilities in the CES segment to the new, shared campus in Mexico, as well as transferring and expanding parts and sub-assembly operations in Mexico (collectively, the "Manufacturing Rationalization & Relocation Initiatives").

The Company expects that the range of total cost to complete the Manufacturing Rationalization & Relocation Initiatives, including the initiatives approved on April 11, 2014 as discussed further below, is as follows:

	Low	High
	(Dollar amounts in millions)
Exit & Disposal Activities (1)	$21.0	$23.0
Capital Expenditures	5.0	6.0
	$26.0	$29.0

(1)	Exit and disposal activities are comprised of the following:

	Low	High
	(Dollar amounts in millions)
Employee-related costs	$16.0	$17.0
Other costs, including machinery and equipment relocation and installation	5.0	6.0
	$21.0	$23.0

Cash expenditures began in the second quarter of 2013 and are expected to continue through fiscal year 2015. In connection with the Manufacturing Rationalization & Relocation Initiatives, the Company has incurred cumulative costs of approximately $9.4 million (of which approximately $9.0 million and $0.4 million were recorded in the RHC and CES segments, respectively).

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

The following table sets forth the changes to the liability for the Manufacturing Rationalization & Relocation Initiatives during the first quarter of 2014:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2013	$6.3	$0.7	$7.0
Provision	(0.1)	1.2	1.1
Payments	—	(1.1)	(1.1)
Other	—	—	—
Balance, March 29, 2014	$6.2	$0.8	$7.0

Subsequent to the end of the first quarter of 2014, on April 11, 2014, the Company’s Board of Directors approved additional initiatives intended to further consolidate North American manufacturing operations, among other things, in the CES segment.

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

The Company expects that the range of total cost to complete the Warehousing and Distribution Consolidation is as follows:

	Low	High
	(Dollar amounts in millions)
Employee-related costs	$1.5	$2.0
Other costs, including lease cancellation costs	2.5	3.0
	$4.0	$5.0

The Company expects the Warehousing & Distribution Consolidation costs to be incurred through the third quarter of 2014. To date, the Company has incurred cumulative severance and other costs of approximately $2.5 million (of which approximately $2.0 million and $0.5 million was recorded in the TECH and DMS segments, respectively) related to the Warehousing and Distribution Consolidation.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

The following table sets forth the changes to the liability for the Warehousing and Distribution Consolidation during the first quarter of 2014:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2013	$0.7	$0.3	$1.0
Provision	0.3	0.4	0.7
Payments	(0.4)	(0.5)	(0.9)
Other	(0.3)	—	(0.3)
Balance, March 29, 2014	$0.3	$0.2	$0.5

TECH Segment Combination

The Company has combined the operations of certain subsidiaries within the TECH segment in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth (the "TECH Segment Combination").  The total expected costs related to one time termination benefits and other costs associated with the TECH Segment Combination are estimated to be approximately $13.4 million to $13.6 million. In connection with the TECH Segment Combination, the Company has incurred cumulative costs of approximately $13.4 million, consisting of one time termination benefits of approximately $3.6 million, approximately $3.4 million in costs to reduce inventory values for certain products to their expected net realizable amount, and facility exit and other costs of approximately $6.4 million.

The following table sets forth the changes to the liability for the TECH Segment Combination during the first quarter of 2014:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2013	$0.9	$0.8	$1.7
Provision	0.1	—	0.1
Payments	(0.5)	(0.2)	(0.7)
Other	—	—	—
Balance, March 29, 2014	$0.5	$0.6	$1.1

Best Restructuring

In 2011, management approved a plan to reduce costs and improve production efficiencies at Best, one of the Company's RESV subsidiaries, including transferring certain operations from Italy to Poland (the "Best Restructuring"). The total expected costs related to contractual termination benefits and other costs associated with the Best Restructuring are estimated to be approximately $17.3 million. In connection with the Best Restructuring, the Company has incurred cumulative costs through the first quarter of 2014 of approximately $17.3 million, consisting of contractual termination benefits of approximately $16.9 million and other costs of approximately $0.4 million.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

The following table sets forth the changes to the liability for the Best Restructuring during the first quarter of 2014:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2013	$5.5	$—	$5.5
Provision	—	—	—
Payments	(5.1)	—	(5.1)
Other	—	—	—
Balance, March 29, 2014	$0.4	$—	$0.4

Summary of Exit and Disposal Activities

The following table outlines amounts recorded within the unaudited condensed consolidated statement of operations associated with the Company's exit and disposal activities for the first quarter of 2014 and 2013:

	For the first quarter of 2014			For the first quarter of 2013
	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation Initiatives	$—	$1.1	$1.1	$—	$6.5	$6.5
Warehousing & Distribution Consolidation	0.2	0.5	0.7	—	—	—
TECH Segment Combination	0.1	—	0.1	0.6	0.2	0.8
Total	$0.3	$1.6	$1.9	$0.6	$6.7	$7.3

(G)	Commitments and Contingencies

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

Indemnifications

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries, including certain pension and environmental liabilities.  The Company has recorded liabilities in relation to these indemnifications of approximately $5.3 million and $5.1 million at March 29, 2014 and December 31, 2013, of which approximately $2.6 million and $2.4 million, respectively, are recorded in accrued expenses and approximately $2.7 million are recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.  At March 29, 2014 and December 31, 2013, the undiscounted future payments related to these indemnifications were estimated to each be approximately $5.4 million.

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
MARCH 29, 2014 AND MARCH 30, 2013

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

Changes in the Company’s combined short-term and long-term warranty liabilities during the first quarter of 2014 and 2013 are as follows:

	First quarter of
	2014	2013
	(Dollar amounts in millions)
Balance, beginning of period	$56.8	$54.7
Warranties provided during period	5.8	4.8
Settlements made during period	(6.7)	(5.0)
Other changes in liability estimate, including expirations and acquisitions	0.6	0.3
Balance, end of period	$56.5	$54.8

Other Commitments and Contingencies

During the first quarter of 2014, the Company placed into service approximately $24.5 million and $7.0 million of buildings related to the 2013 construction in progress of new facilities in Mexico for the RHC and CES segments, respectively. In accordance with the provisions of ASC 840, Leases, the Company was considered to be the owner of the asset during the construction period and upon completion, the Company determined that the facilities did not qualify for de-recognition. These buildings are being depreciated over a 20 year estimated remaining useful life. The corresponding present values of the liabilities for the minimum monthly payments for these facilities are included in accrued liabilities for the current portion and other long-term liabilities for the long-term portion and are being amortized over 20 years using interest rates of approximately 7.5% and 6.4% for the RHC and CES obligations, respectively. Annual minimum payments under these agreements are approximately $2.4 million and $0.6 million for the RHC and CES obligations, respectively.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

(H)	Income Taxes

The benefit from income taxes for the first quarter of 2014 and 2013 was approximately $3.0 million and $4.9 million, respectively. The effective income tax rate of a benefit of approximately 25.9% for the first quarter of 2014 differs from the United States federal statutory rate of a benefit of 35% principally as a result of losses in certain jurisdictions that cannot be benefited. Compared to the United States federal statutory rate of a benefit of 35%, the effective income tax rate of a benefit of approximately 24.5% for the first quarter of 2013 differs principally as a result of decreases related to tax credits and earnings from foreign operations taxed at lower rates, partially offset by increases related to state taxes and nondeductible expenses.

The Company has approximately $6.7 million of realized tax benefits related to deductions for share-based compensation in excess of the corresponding book expense which will be recognized as a credit to additional paid in capital when the benefits are realized on a tax return.  The Company accounts for share-based compensation deductions on the basis that these are the last tax benefits that are utilized.

As of January 1, 2014, the Company had a liability of approximately $20.8 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  As a result of additional provisions during the first quarter of 2014, the liability for uncertain tax positions at March 29, 2014 was approximately $21.2 million. The liability for uncertain tax positions is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet. The corresponding amount of gross uncertain tax benefits was approximately $31.1 million and $30.7 million at March 29, 2014 and December 31, 2013, respectively.

As of March 29, 2014 and December 31, 2013, the amount of uncertain tax positions that will impact the Company's effective tax rate is approximately $11.2 million and $10.9 million, respectively. The difference between the total amount of uncertain tax positions and the amount that will impact the effective tax rate represents the federal tax effect of state tax items, items that offset temporary differences, and items that will result in the reduction of other tax assets.

As of March 29, 2014, the Company had approximately $3.9 million in unrecognized benefits relating to various state tax issues, for which the statute of limitations is expected to expire in 2014.

As of March 29, 2014 and December 31, 2013, the total amount of accrued interest and penalties related to uncertain tax positions was approximately $4.2 million and $4.0 million, respectively.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

As of March 29, 2014, the Company had recorded a liability of approximately $0.8 million for potential income tax liabilities and approximately $0.7 million for additional VAT liabilities related to a tax audit at one of the Company's foreign subsidiaries for the years 2007 - 2012. During the first quarter of 2014, the Company reached an agreement with taxing authorities to settle the years 2007 and 2008 for approximately $0.2 million for income tax liabilities and approximately $0.2 million for VAT liabilities, which will be payable in quarterly installments over a three year period commencing April 2014.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

(I)	Segment Information

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

For a description of the activities of the Company's reporting segments, see "Segment Information and Concentration of Credit Risk", of the Company's 2013 Form 10-K.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

Unaudited net sales, operating earnings and loss before benefit from income taxes for the Company’s reporting segments for the first quarter of 2014 and 2013 were as follows:

	First quarter of
	2014	2013
	(Dollar amounts in millions)
Net sales:
RESV	$143.1	$144.5
TECH	121.2	110.4
DMS	61.6	61.0
RHC	100.8	87.4
CES	123.4	115.8
Consolidated net sales	$550.1	$519.1

Operating earnings (loss):
RESV	$9.6	$11.4
TECH	(3.6)	2.8
DMS	7.5	5.9
RHC	3.2	(5.1)
CES	11.1	7.0
Subtotal	27.8	22.0
Unallocated, net	(15.3)	(17.4)
Consolidated operating earnings	12.5	4.6
Interest expense	(24.1)	(24.6)
Loss before benefit from income taxes	$(11.6)	$(20.0)

See Note F, “Exit & Disposal Activities” and Note G, "Commitments & Contingencies", with respect to certain other items affecting segment earnings (loss).

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

(J)	Equity Activity

Restricted Stock

During the first quarter of 2014, 145,671 shares of restricted stock vested, of which 52,865 shares of common stock were delivered to the Company as payment in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Stock Options

During the first quarter of 2014, 34,363 stock options were exercised for common stock, of which 11,155 shares of common stock were delivered to the Company as payment in lieu of cash for stock options exercised and related minimum tax withholdings.

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

The balances of each component, net of tax attributes, within accumulated other comprehensive loss for the first quarter of 2014 are as follows:

	First Quarter of 2014
	Foreign Currency Translation	Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(Dollar amounts in millions)
Balance, beginning of period	$(0.9)	$(15.4)	$(16.3)

Other comprehensive loss before reclassifications	(2.5)	—	(2.5)
Amounts reclassified from AOCI to SG&A (1)	—	—	—
Net current-period other comprehensive loss	(2.5)	—	(2.5)

Balance, end of period	$(3.4)	$(15.4)	$(18.8)

(1)	For additional information, see Note L, "Pension, Profit Sharing and & Other Post-Retirement Benefits".

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

(K)	Earnings (Loss) per Share

Basic earnings per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliations between basic and diluted loss per share for the first quarter of 2014 and 2013 are as follows:

	First quarter of
	2014	2013
	(Dollar amounts in millions, except per share data)

Net loss	$(8.6)	$(15.1)

Weighted average common shares outstanding	15,496,151	15,331,415
Dilutive effect of common share equivalents	—	—
Dilutive shares outstanding	15,496,151	15,331,415

Basic loss per share	$(0.55)	$(0.98)

Diluted loss per share	$(0.55)	$(0.98)

The effect of certain potential common share equivalents, as outlined below, were excluded from the computation of diluted shares outstanding for the first quarter of 2014 and 2013 as their inclusion would have been anti-dilutive. Restricted stock awards which vest based upon achievement of performance targets were excluded from the diluted shares outstanding as the performance targets had not been met as of the end of the first quarter of 2014 and 2013.

A summary of the weighted average anti-dilutive shares excluded from the first quarter of 2014 and 2013 is as follows:

	First quarter of
	2014	2013
Warrants	646,193	669,612
Restricted stock	391,267	530,159
Stock options	640,166	678,225
Total	1,677,626	1,877,996

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

(L)	Pension, Profit Sharing & Other Post-Retirement Benefits

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing, and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension, profit sharing and other post-retirement health benefit expense charged to operations aggregated approximately $2.8 million and $2.2 million for the first quarter of 2014 and 2013, respectively.

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At March 29, 2014, the Company estimated that approximately $7.0 million would be contributed to the Company's defined benefit pension plans in 2014, of which approximately $1.3 million was contributed through the first quarter of 2014.

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the first quarter of 2014 and 2013 consists of the following components:

	First quarter of
	2014	2013
	(Dollar amounts in millions)
Service cost	$0.2	$0.1
Interest cost	1.9	1.7
Expected return on plan assets	(1.9)	(1.7)
Net amortization of actuarial loss	—	0.2
Net periodic benefit cost	$0.2	$0.3

There were no periodic benefit costs for the Company's post-retirement health benefit plan for the first quarter of 2014 or 2013.

(M)	Fair Value

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

Measured on a Recurring Basis

Restricted Investments and Marketable Securities (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at March 29, 2014 or December 31, 2013.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the unaudited condensed consolidated balance sheets at March 29, 2014 and December 31, 2013 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value (Level 1) because of their short-term nature.

Long-Term Debt -- At March 29, 2014, the fair value of the Company's long-term indebtedness was approximately $107.7 million higher than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before net unamortized premium of approximately $4.2 million. At December 31, 2013, the fair value of the Company’s long-term indebtedness was approximately $107.7 million higher than the amount on the Company's consolidated balance sheet, before net unamortized premium of approximately $4.5 million.  The Company determined the fair market value of its 10% Notes and 8.5% Notes using available market quotes (Level 1). For the Company's remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and the Term Loan Facility), the Company assumed that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and the Company's estimated credit risk.

(N)	Guarantor Financial Statements

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

Consolidating balance sheets related to Nortek, the Guarantors and non-Guarantor subsidiaries as of March 29, 2014 and December 31, 2013 and the related consolidating statements of operations, comprehensive income (loss), and cash flows for the first quarter of 2014 and 2013 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

Condensed Consolidating Balance Sheet as of March 29, 2014

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$14.0	$7.6	$29.5	$—	$51.1
Restricted cash	0.9	—	0.1	—	1.0
Accounts receivable, less allowances	—	266.4	63.0	—	329.4
Intercompany receivables	0.3	—	55.8	(56.1)	—
Inventories, net	—	257.6	82.8	(7.7)	332.7
Prepaid expenses	2.6	11.0	4.9	—	18.5
Other current assets	—	6.2	10.6	—	16.8
Deferred tax assets	8.3	26.5	—	(1.4)	33.4
Total current assets	26.1	575.3	246.7	(65.2)	782.9

Property and Equipment, at Cost:
Total property and equipment, net	8.2	154.0	65.4	—	227.6

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,231.0	371.1	—	(1,602.1)	—
Goodwill	—	357.8	15.7	—	373.5
Intangible assets, less accumulated amortization	—	614.0	31.5	(10.2)	635.3
Deferred tax asset	10.4	—	—	(10.4)	—
Other assets	19.9	14.6	1.1	—	35.6
Total other long-term assets	1,261.3	1,357.5	48.3	(1,622.7)	1,044.4
Total Assets	$1,295.6	$2,086.8	$360.4	$(1,687.9)	$2,054.9

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Short term bank obligations	$—	$—	$0.6	$—	$0.6
Current maturities of long-term debt	0.3	2.6	—	—	2.9
Accounts payable	2.3	153.3	115.4	—	271.0
Accrued expenses and taxes, net	56.9	128.5	35.0	—	220.4
Current deferred taxes	—	—	1.4	(1.4)	—
Intercompany payables	—	56.1	—	(56.1)	—
Total current liabilities	59.5	340.5	152.4	(57.5)	494.9

Other Liabilities:
Deferred income taxes	—	162.7	7.9	(13.4)	157.2
Other long-term liabilities	31.7	136.3	21.2	—	189.2
Long-term intercompany payables	—	—	50.4	(50.4)	—
	31.7	299.0	79.5	(63.8)	346.4

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,117.9	9.1	0.1	—	1,127.1

Stockholders' investment (deficit)	86.5	1,438.2	128.4	(1,566.6)	86.5
Total Liabilities and Stockholders' Investment (Deficit)	$1,295.6	$2,086.8	$360.4	$(1,687.9)	$2,054.9

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

Condensed Consolidating Balance Sheet as of December 31, 2013

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$23.2	$20.0	$37.7	$—	$80.9
Restricted cash	2.7	0.1	0.1	—	2.9
Accounts receivable, less allowances	0.1	219.2	57.1	—	276.4
Intercompany receivables	1.4	—	60.5	(61.9)	—
Inventories, net	—	204.5	72.0	(6.0)	270.5
Prepaid expenses	3.2	11.0	6.0	—	20.2
Other current assets	0.1	6.5	12.8	—	19.4
Deferred tax assets	4.8	26.3	—	(1.4)	29.7
Total current assets	35.5	487.6	246.2	(69.3)	700.0

Property and Equipment, at Cost:
Total property and equipment, net	7.0	157.4	68.0	—	232.4

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,180.7	418.6	—	(1,599.3)	—
Goodwill	—	357.8	15.7	—	373.5
Intangible assets, less accumulated amortization	—	627.1	32.2	(10.4)	648.9
Deferred tax asset	10.2	—	—	(10.2)	—
Other assets	20.3	14.6	1.2	—	36.1
Total other long-term assets	1,211.2	1,418.1	49.1	(1,619.9)	1,058.5
Total Assets	$1,253.7	$2,063.1	$363.3	$(1,689.2)	$1,990.9

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Short term bank obligations	$—	$—	$0.7	$—	$0.7
Current maturities of long-term debt	0.3	2.5	—	—	2.8
Accounts payable	2.3	103.7	108.7	—	214.7
Accrued expenses and taxes, net	36.2	152.4	42.9	—	231.5
Current deferred taxes	—	—	1.4	(1.4)	—
Intercompany payables	—	61.9	—	(61.9)	—
Total current liabilities	38.8	320.5	153.7	(63.3)	449.7

Other Liabilities:
Deferred income taxes	—	163.8	7.7	(12.4)	159.1
Other long-term liabilities	31.7	135.6	21.6	—	188.9
Long-term intercompany payables	—	—	49.4	(49.4)	—
	31.7	299.4	78.7	(61.8)	348.0

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,083.3	10.0	—	—	1,093.3

Stockholders' investment (deficit)	99.9	1,433.2	130.9	(1,564.1)	99.9
Total Liabilities and Stockholders' Investment (Deficit)	$1,253.7	$2,063.1	$363.3	$(1,689.2)	$1,990.9

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the first quarter ended March 29, 2014

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$464.1	$189.5	$(103.5)	$550.1
Cost of products sold	—	329.3	165.7	(101.8)	393.2
Gross profit	—	134.8	23.8	(1.7)	156.9
Selling, general and administrative expense, net	15.3	94.3	21.2	—	130.8
Amortization of intangible assets	—	13.1	0.7	(0.2)	13.6
Operating (loss) earnings	(15.3)	27.4	1.9	(1.5)	12.5
Interest expense	(23.9)	(0.1)	(0.1)	—	(24.1)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(39.2)	27.3	1.8	(1.5)	(11.6)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	27.6	(16.8)	0.2	(11.0)	—
(Loss) earnings before (benefit) provision for income taxes	(11.6)	10.5	2.0	(12.5)	(11.6)
(Benefit) provision for income taxes	(3.0)	4.2	2.1	(6.3)	(3.0)
Net (loss) earnings	$(8.6)	$6.3	$(0.1)	$(6.2)	$(8.6)

Comprehensive (loss) income	$(11.1)	$6.3	$(2.5)	$(3.8)	$(11.1)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

Condensed Consolidating Cash Flow Statement
For the first quarter ended March 29, 2014

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash used in operating activities	$(15.6)	$(29.4)	$(7.4)	$(52.4)
Cash Flows from investing activities:
Capital expenditures	(1.9)	(5.1)	(0.9)	(7.9)
Proceeds from the sale of property and equipment	—	0.8	0.5	1.3
Change in restricted cash and marketable securities	—	—	—	—
Other, net	—	(0.3)	(0.3)	(0.6)
Net cash used in investing activities	(1.9)	(4.6)	(0.7)	(7.2)

Cash Flows from financing activities:
Proceeds from borrowings	40.0	—	0.7	40.7
Payment of borrowings	(5.1)	(0.7)	(0.8)	(6.6)
Net use from equity transactions	(4.0)	—	—	(4.0)
Long-term intercompany advances and loans	(22.3)	22.3	—	—
Other, net	(0.3)	—	—	(0.3)
Net cash provided by (used in) financing activities	8.3	21.6	(0.1)	29.8
Net change in unrestricted cash and cash equivalents	(9.2)	(12.4)	(8.2)	(29.8)
Unrestricted cash and cash equivalents at the beginning of the period	23.2	20.0	37.7	80.9
Unrestricted cash and cash equivalents at the end of the period	$14.0	$7.6	$29.5	$51.1

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 2014 AND MARCH 30, 2013

Condensed Consolidating Cash Flow Statement
For the first quarter ended March 30, 2013

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(18.3)	$6.8	$(3.0)	$(14.5)
Cash Flows from investing activities:
Capital expenditures	(1.5)	(4.9)	(3.4)	(9.8)
Net cash paid for businesses acquired	—	—	(0.9)	(0.9)
Change in restricted cash and marketable securities	—	0.1	—	0.1
Other, net	—	(0.9)	0.1	(0.8)
Net cash used in investing activities	(1.5)	(5.7)	(4.2)	(11.4)

Cash Flows from financing activities:
Proceeds from borrowings	85.0	—	0.8	85.8
Payment of borrowings	(0.1)	(0.7)	(0.8)	(1.6)
Net use from equity transactions	(1.6)	—	—	(1.6)
Long-term intercompany advances and loans	7.6	(7.6)	—	—
Net cash provided by (used in) financing activities	90.9	(8.3)	—	82.6
Net change in unrestricted cash and cash equivalents	71.1	(7.2)	(7.2)	56.7
Unrestricted cash and cash equivalents at the beginning of the period	94.9	13.1	36.7	144.7
Unrestricted cash and cash equivalents at the end of the period	$166.0	$5.9	$29.5	$201.4

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” about Nortek, Inc. ("Nortek") and its subsidiaries (the "Company"). When used in this discussion and throughout this document, words such as “intend,” “plan,” “estimate,” “believe,” "will," "could," "may," "seek,", “anticipate” and “expect” or other similar expressions are intended to identify forward-looking statements, which are provided "safe harbor" protection under the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on the Company's current plans and expectations and involve risks and uncertainties, over which the Company has no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include: the availability and cost of certain raw materials (including, among others, steel, copper, packaging materials, plastics, resins, glass, wood and aluminum) and purchased components; freight costs; global economic conditions and the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets; interest rates; employment levels; inflation; foreign currency fluctuations; foreign economic and political conditions; consumer spending levels; exposure to foreign economies; the rate of sales growth; prices; competition; maintaining good relationship with customers and suppliers; weather fluctuations; acquisition and integration risks; the success of our operational improvement initiatives; labor disruptions; increased costs associated with regulatory compliance; changes in tax law; our ability to service our indebtedness; and product and warranty liability claims. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise (except as required by applicable securities laws). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. The following discussion should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2013 ("2013 Form 10-K"), including without limitation statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the risk factors described in the 2013 Form 10-K, and any further disclosures the Company makes on related subjects in its 8-K or other reports filed with the Securities and Exchange Commission (the “SEC”).

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

Basis of Presentation

We operate on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended March 29, 2014 (“first quarter of 2014”) and March 30, 2013 (“first quarter of 2013”) include 88 days and 89 days, respectively.

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

Further detail regarding our critical accounting policies can be found in the consolidated financial statements and the notes included in our 2013 Form 10-K as filed with the SEC.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

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

Instability in the credit and financial markets, troubles in the mortgage market, the level of unemployment, and a decline in home values could have a negative impact on residential and non-residential new construction activity, consumer disposable income, and spending on home remodeling and repairs. These factors could have an adverse effect on our operating results.

Changes in key industry activity affecting our businesses in North America for the first quarter of 2014, the fourth quarter of 2013 and the full year of 2013 as compared to the prior comparable periods were as follows:

		% Increase (Decrease)
	Source of Data	1st Quarter 2014	4th Quarter 2013	Full Year 2013
Private residential construction spending	1	17%	20%	18%
Total U.S. housing starts	1	(2)%	14%	19%
Total Canadian housing starts	2	1%	(4)%	(13)%
New home sales	1	(2)%	17%	16%
Existing home sales	3	(7)%	1%	9%
Residential improvement spending	1	13%	16%	4%
Central air conditioning and heat pump shipments	4	14%	12%	10%
Gas furnace shipments	4	11%	13%	16%
Private non-residential construction spending	1	8%	(7)%	—%
Manufactured housing shipments	5	n/a	15%	10%
Residential fixed investment spending	6	2%	7%	12%

Source of data, based upon most recently available data:

(1)	U.S. Census Bureau

(2)	Canada Mortgage and Housing Corporation

(3)	National Association of Realtors

(4)	Air Conditioning, Heating and Refrigeration Institute

(5)	Institute for Building Technology and Safety

(6)	U.S. Bureau of Economic Analysis

(n/a)	Not available

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

Outlook

For the remainder of 2014, we anticipate that both residential and non-residential construction activity will be higher than the levels experienced in 2013. Colder-than-normal temperatures in certain regions had an impact on construction activity in the first quarter of 2014. When temperatures are too cold, projects may start later than planned and for projects that are underway, frigid temperatures may cause delays. Colder weather can also have an impact on consumer spending levels, and this negatively impacted certain of our businesses in the beginning of 2014. Also affecting our performance in the first quarter of 2014 was the timing of expected orders from a major customer in our TECH segment, which will now be received in the second quarter of 2014. Despite a slower start to 2014, we expect continued growth in residential new construction activity. We also anticipate that spending on residential improvement projects will increase, albeit at a slower pace than new construction. Our expectation for the remainder of 2014 is that demand for residential security and home automation products will continue to increase over the levels experienced in 2013. Finally, for non-residential markets, we expect modest growth in the institutional segment, which is a major market for our CES and DMS segments.

As discussed below in "- Liquidity and Capital Resources - Operational Improvement Initiatives", we are well along in our operational improvement process focused on improving our strategic sourcing and supply chain capabilities, streamlining our warehousing and logistics, and optimizing our manufacturing footprint. Although our investments in these initiatives have reduced our operating margins in recent quarters, we believe they have begun to generate savings as planned, primarily related to sourcing improvements.

With these operational improvement initiatives under way, we believe that we are in a position to focus more of our attention on ways to increase net sales. Toward that end, we have begun to execute on various marketing and product development strategies aimed at adding products that can accelerate our growth by leveraging our brands and distribution channels. We are approaching the remainder of 2014 with a keen focus on driving improvement through our operational improvement initiatives and sales growth strategies.

Acquisitions

We account for acquisitions under the acquisition method of accounting and accordingly, the results of these acquisitions are included in our consolidated results from the date of their acquisition. We have made the following acquisitions since January 1, 2013:

Reporting Segment	Acquired Company	Acquisition Date	Primary Business of Acquired Company
TECH	Gefen Distribution Verwaltungs GmbH ("Gefen Distribution")	February 22, 2013	Distributes Gefen products in Europe.
TECH	2GIG Technologies, Inc. (“2GIG”)	April 1, 2013	Designs and supplies residential security and home automation systems

In addition, on March 21, 2014, we announced that we had reached an agreement to acquire the heating, ventilation and air conditioning business of Thomas & Betts Corporation ("Reznor"). The acquisition closed on April 30, 2014.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

Results of Operations
Our consolidated operating results for the first quarter of 2014 and 2013 were as follows:

	First quarter of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$550.1	100.0%	$519.1	100.0%	$31.0	N/A %
COGS:
Material costs	262.7	47.8	249.9	48.1	12.8	(0.3)
Labor costs	31.0	5.6	29.3	5.6	1.7	—
Overhead costs	99.5	18.1	98.4	19.0	1.1	(0.9)
Total COGS	393.2	71.5	377.6	72.7	15.6	(1.2)
Gross profit	156.9	28.5	141.5	27.3	15.4	1.2
SG&A	130.8	23.8	125.6	24.2	5.2	(0.4)
Amortization of intangible assets	13.6	2.4	11.3	2.2	2.3	0.2
Operating earnings	12.5	2.3	4.6	0.9	7.9	1.4
Interest expense	(24.1)	(4.4)	(24.6)	(4.7)	0.5	0.3
(Loss) earnings before (benefit) provision for income taxes	(11.6)	(2.1)	(20.0)	(3.8)	8.4	1.7
(Benefit) provision for income taxes	(3.0)	(0.5)	(4.9)	(0.9)	1.9	0.4
Net (loss) earnings	$(8.6)	(1.6)%	$(15.1)	(2.9)%	$6.5	1.3%

Other financial information:
Depreciation and amortization	$23.5	4.3%	$20.5	3.9%	$3.0	0.4%
Non-cash impairment charges	0.2	—	—	—	0.2	—
Share-based compensation expense	1.7	0.3	2.6	0.5	(0.9)	(0.2)
Restructuring and transformation charges	3.8	0.7	11.6	2.2	(7.8)	(1.5)
Other	1.8	0.3	2.7	0.5	(0.9)	(0.2)
Net sales and operating earnings by segment for the first quarter of 2014 and 2013 were as follows:

	Net Sales				Operating Earnings (Loss)
	First quarter of		Change		First quarter of		Change
	2014	2013	$	%	2014	2013	$	%
	(Dollar amounts in millions)
RESV	$143.1	$144.5	$(1.4)	(1.0)%	$9.6	$11.4	$(1.8)	(15.8)%
TECH	121.2	110.4	10.8	9.8	(3.6)	2.8	(6.4)	*
DMS	61.6	61.0	0.6	1.0	7.5	5.9	1.6	27.1
RHC	100.8	87.4	13.4	15.3	3.2	(5.1)	8.3	*
CES	123.4	115.8	7.6	6.6	11.1	7.0	4.1	58.6
	$550.1	$519.1	$31.0	6.0%	27.8	22.0	5.8	26.4
Unallocated					(15.3)	(17.4)	2.1	12.1
					$12.5	$4.6	$7.9	* %

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

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

Our Board of Directors has approved several operational improvement initiatives and efforts to rationalize our global manufacturing and distribution capacity. See "- Liquidity and Capital Resources - Operational Improvement Initiatives” below.

RESV Segment

The operating results for the RESV segment for the first quarter of 2014 and 2013 were as follows:

	First quarter of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$143.1	100.0%	$144.5	100.0%	$(1.4)	N/A %

COGS:
Material costs	62.4	43.6	64.4	44.6	(2.0)	(1.0)
Labor costs	7.1	5.0	7.3	5.0	(0.2)	—
Overhead costs	31.5	22.0	31.3	21.7	0.2	0.3
Total COGS	101.0	70.6	103.0	71.3	(2.0)	(0.7)
Gross Profit	42.1	29.4	41.5	28.7	0.6	0.7
SG&A	28.7	20.1	26.3	18.2	2.4	1.9
Amortization of intangible assets	3.8	2.6	3.8	2.6	—	—
Operating earnings	$9.6	6.7%	$11.4	7.9%	$(1.8)	(1.2)%

Other financial information:
Depreciation and amortization	$6.3	4.4%	$6.6	4.6%	$(0.3)	(0.2)%
Non-cash impairment charges	0.2	0.1	—	—	0.2	0.1
Share-based compensation expense	0.2	0.1	0.3	0.2	(0.1)	(0.1)
Other	(0.1)	(0.1)	(0.1)	(0.1)	—	—

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

Net sales in the RESV segment decreased approximately $1.4 million in the first quarter of 2014 as compared to the first quarter of 2013 and reflect a decline of approximately $2.0 million due to the effects of changes in foreign exchange rates. Excluding the effect of changes in foreign currency exchange rates, net sales in the RESV segment for the first quarter of 2014 increased approximately $0.6 million as compared to the first quarter of 2013.

Excluding the effect of changes in foreign currency exchange rates, the increase in net sales for the first quarter of 2014 as compared to the first quarter of 2013 is primarily attributable to volume/mix increases. North American sales in the first quarter of 2014 decreased approximately $2.4 million, while sales in the segment's European range hood business and in other regions increased approximately $1.0 million. Excluding the effect of changes in foreign currency exchange rates, North American sales in the first quarter were up slightly, while sales in the segment's European range hood business and in other regions increased approximately $0.5 million. The change in North American sales for the first quarter of 2014 is attributable to increases in U.S. sales of approximately $1.3 million, partially offset by a decrease in Canadian sales of approximately $1.2 million. The increase in U.S. sales is primarily attributable to increases in the appliance distribution channel of approximately $2.8 million, or 20.4%, partially offset by a decrease in the wholesale distribution channel of approximately $1.2 million, or 3.2%. The decrease in the wholesale distribution channel includes approximately $2.5 million of lower sales resulting from the exit of a product line in the first quarter of 2014. The decrease in Canadian sales is primarily attributable to a decrease in the wholesale distribution channel of approximately $2.5 million due to colder weather in the first quarter of 2014, which led to poor foot traffic, and softness in the retail distribution channel primarily as a result of continued weakness in the Canadian housing market.

COGS as a percentage of net sales decreased during the first quarter of 2014 as compared to the first quarter of 2013. Material costs as a percentage of net sales for the first quarter of 2014 decreased as compared to the first quarter of 2013, in part due to our global procurement initiative, a component of our overall operational improvement initiatives. Overhead and other costs increased in the first quarter of 2014 as compared to the first quarter of 2013 primarily as a result of higher freight costs and a decrease in net sales without a proportionate decrease in costs due to the fixed nature of certain overhead costs. COGS for the first quarter of 2014 also includes a decrease of approximately $1.4 million related to the effects of changes in foreign currency exchange rates.

The increase in SG&A as a percentage of net sales for the first quarter of 2014 is primarily attributable to displays expense recorded during the first quarter of 2014 of approximately $2.3 million.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

TECH Segment

The operating results for the TECH segment for the first quarter of 2014 and 2013 were as follows:

	First quarter of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$121.2	100.0%	$110.4	100.0%	$10.8	N/A %

COGS:
Material costs	64.4	53.1	59.4	53.8	5.0	(0.7)
Labor costs	2.2	1.8	1.7	1.6	0.5	0.2
Overhead costs	16.9	14.0	11.3	10.2	5.6	3.8
Total COGS	83.5	68.9	72.4	65.6	11.1	3.3
Gross Profit	37.7	31.1	38.0	34.4	(0.3)	(3.3)
SG&A	36.4	30.0	32.6	29.5	3.8	0.5
Amortization of intangible assets	4.9	4.1	2.6	2.4	2.3	1.7
Operating earnings	$(3.6)	(3.0)%	$2.8	2.5%	$(6.4)	(5.5)%

Other financial information:
Depreciation and amortization	$6.2	5.1%	$3.7	3.4%	$2.5	1.7%
Share-based compensation expense	0.1	0.1	0.3	0.3	(0.2)	(0.2)
Restructuring and transformation charges	1.2	1.0	0.8	0.7	0.4	0.3
Other	(0.2)	(0.2)	—	—	(0.2)	(0.2)

Net sales in the TECH segment increased approximately $10.8 million in the first quarter of 2014 as compared to the first quarter of 2013. Sales of security and access control products increased approximately $17.7 million for the first quarter of 2014 and were driven partly by the acquisition of 2GIG as well as by organic growth. The increase in net sales for the TECH segment was partially offset by a decline in sales of audio/video distribution products of approximately $6.9 million during the first quarter of 2014.

As noted in the table above, COGS as a percentage of net sales increased in the first quarter of 2014 as compared to the first quarter of 2013. This increase was primarily as a result of an increase in overhead costs as a percentage of net sales, partially offset by a decrease in material costs as a percentage of net sales. The decrease in material costs as a percentage of net sales is primarily attributable to improvements in material costs due in part to our global procurement initiative, a component of our overall operational improvement initiatives. The increase in overhead costs as a percentage of net sales is primarily as a result of higher royalty and logistic costs, as well as an in increase in restructuring and transformation costs as compared to the first quarter of 2013. The increase in logistic costs are, in part, due to inefficiencies we experienced during our transition to our third party logistics provider.

The increase in SG&A as a percentage of net sales for the first quarter of 2014 is primarily the result of the acquisition of 2GIG and Gefen Europe, which include an increase in product development costs of approximately $3.0 million, and increased sales and marketing costs as compared to the first quarter of 2013. This increase was partially offset by a decrease in SG&A related to the segment's legacy businesses as a result of cost reductions associated with combining the operations of certain subsidiaries in prior years.

Amortization of intangible assets increased in the first quarter of 2014 primarily as a result of the acquisition of 2GIG.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

DMS Segment

The operating results for the DMS segment for the first quarter of 2014 and 2013 were as follows:

	First quarter of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$61.6	100.0%	$61.0	100.0%	$0.6	N/A %

COGS:
Material costs	27.5	44.6	27.8	45.6	(0.3)	(1.0)
Labor costs	1.3	2.1	1.5	2.4	(0.2)	(0.3)
Overhead costs	6.5	10.6	7.2	11.8	(0.7)	(1.2)
Total COGS	35.3	57.3	36.5	59.8	(1.2)	(2.5)
Gross Profit	26.3	42.7	24.5	40.2	1.8	2.5
SG&A	15.5	25.2	15.4	25.3	0.1	(0.1)
Amortization of intangible assets	3.3	5.3	3.2	5.2	0.1	0.1
Operating earnings	$7.5	12.2%	$5.9	9.7%	$1.6	2.5%

Other financial information:
Depreciation and amortization	$4.5	7.3%	$4.4	7.2%	$0.1	0.1%
Restructuring and transformation charges	0.2	0.3	—	—	0.2	0.3

Net sales in the DMS segment for the first quarter of 2014 increased approximately $0.6 million from the first quarter of 2013. The change in net sales was driven by an increase in net sales for Ergotron branded products, primarily driven by ergonomic sit-stand and device management carts, of approximately $5.5 million, partially offset by decreases in sales to original equipment manufacturer customers of approximately $2.6 million and retail sales of approximately $2.3 million. These decreases are primarily the result of the global decline in personal computer and television sales, as well as our strategic exit from lower gross margin business.

COGS as a percentage of net sales decreased in the first quarter of 2014 as compared to the first quarter of 2013 primarily as a result of changes in the relative mix of products sold within the segment, as well as decreased freight costs.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

RHC Segment

The operating results for the RHC segment for the first quarter of 2014 and 2013 were as follows:

	First quarter of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$100.8	100.0%	$87.4	100.0%	$13.4	N/A %

COGS:
Material costs	58.7	58.2	51.6	59.0	7.1	(0.8)
Labor costs	3.4	3.4	2.9	3.3	0.5	0.1
Overhead costs	20.0	19.8	23.5	26.9	(3.5)	(7.1)
Total COGS	82.1	81.4	78.0	89.2	4.1	(7.8)
Gross Profit	18.7	18.6	9.4	10.8	9.3	7.8
SG&A	15.3	15.2	14.3	16.4	1.0	(1.2)
Amortization of intangible assets	0.2	0.2	0.2	0.2	—	—
Operating earnings	$3.2	3.2%	$(5.1)	(5.8)%	$8.3	9.0%

Other financial information:
Depreciation and amortization	$2.6	2.6%	$2.7	3.1%	$(0.1)	(0.5)%
Share-based compensation expense	0.1	0.1	0.2	0.2	(0.1)	(0.1)
Restructuring and transformation charges	1.7	1.7	6.1	7.0	(4.4)	(5.3)

Net sales increased approximately $13.4 million in the first quarter of 2014 as compared to the first quarter of 2013. This increase is primarily the result of continued improvement in market conditions, increased private label sales to specific customers, ongoing efforts to attract new customers, and the addition of several new distribution customers as compared to the first quarter of 2013. Sales in North America increased approximately $15.8 million during the first quarter of 2014 as compared to the first quarter of 2013, while sales to customers in other regions decreased approximately $2.4 million in the first quarter of 2014 as compared to the first quarter of 2013.

COGS for the first quarter of 2014 and 2013 includes severance and other charges related to the planned manufacturing rationalization and relocation initiative discussed further in "- Liquidity and Capital Resources - Operational Improvement Initiatives" of approximately $1.7 million and $6.1 million, respectively. Excluding these charges, COGS as a percentage of net sales decreased from approximately 82.3% for the first quarter of 2013 to approximately 79.8% for the first quarter of 2014. This decrease in COGS as a percentage of net sales is primarily attributable to lower material costs as a percentage of net sales due to changes in product mix and our global procurement initiatives, and to a lesser extent favorable manufacturing overhead absorption.

The decrease in SG&A as a percentage of net sales in the first quarter of 2014 as compared to the first quarter of 2013 primarily relates to an increase in net sales without a proportionate increase in costs due to the fixed nature of certain costs.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

CES Segment

The operating results for the CES segment for the first quarter of 2014 and 2013 were as follows:

	First quarter of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$123.4	100.0%	$115.8	100.0%	$7.6	N/A %

COGS:
Material costs	49.7	40.3	46.7	40.3	3.0	—
Labor costs	17.0	13.8	15.9	13.7	1.1	0.1
Overhead costs	24.6	19.9	25.1	21.7	(0.5)	(1.8)
Total COGS	91.3	74.0	87.7	75.7	3.6	(1.7)
Gross Profit	32.1	26.0	28.1	24.3	4.0	1.7
SG&A	19.6	15.9	19.6	16.9	—	(1.0)
Amortization of intangible assets	1.4	1.1	1.5	1.3	(0.1)	(0.2)
Operating earnings	$11.1	9.0%	$7.0	6.1%	$4.1	2.9%

Other financial information:
Depreciation and amortization	$3.2	2.6%	$3.0	2.6%	$0.2	—%
Share-based compensation expense	0.1	0.1	0.3	0.3	(0.2)	(0.2)
Restructuring and transformation charges	0.1	0.1	0.4	0.3	(0.3)	(0.2)
Other	0.1	0.1	0.1	0.1	—	—

Net sales in the CES segment increased approximately $7.6 million in the first quarter of 2014 as compared to the first quarter of 2013 and reflects a decrease of approximately $1.8 million attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the CES segment for the first quarter of 2014 increased approximately $9.4 million from the first quarter of 2013. This increase in net sales is primarily the result of increased shipment levels of air handlers, clean room equipment and packaged equipment in the U.S. market.  Sales relating to a major customer increased approximately $9.0 million during the first quarter of 2014 as compared to the first quarter of 2013. Backlog for CES products expected to be filled within the next twelve months was approximately $244.7 million at March 29, 2014, approximately $241.4 million at December 31, 2013 and approximately $233.7 million at March 30, 2013.

The decrease in COGS as a percentage of net sales for the first quarter of 2014 as compared to the first quarter of 2013 primarily reflects a decrease in overhead costs as a percentage of net sales. This decrease is primarily due to an increase in sales volume without a proportionate increase in overhead due to the fixed nature of certain expenses. COGS in the CES segment for the first quarter of 2014 also reflects a decrease of approximately $1.4 million from the first quarter of 2013 attributable to the effect of changes in foreign currency exchange rates.

The decrease in SG&A as a percentage of net sales for the first quarter of 2014 is primarily due to an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

Unallocated

Operating Loss. Unallocated operating loss was approximately $15.3 million in the first quarter of 2014 as compared to approximately $17.4 million for the first quarter of 2013. This decrease in operating loss is primarily related to lower share based compensation expense and outside consulting fees and other costs relating to our operational improvement initiatives, partially offset by increased salary and other compensation related expenses that achieved their full run rate during the first quarter of 2014. Additionally, in the first quarter of 2013 we recorded a one-time compensation charge of approximately $1.7 million with no corresponding charge in the first quarter of 2014. Outside consulting fees and other costs relating to operational improvement initiatives totaled approximately $0.6 million and $4.3 million for the first quarter of 2014 and 2013, respectively. Share based compensation expense for the first quarter of 2014 and 2013 totaled approximately $1.2 million and $1.5 million, respectively.

As described in "- Liquidity and Capital Resources - Operational Improvement Initiatives" later in this section, we continue to identify and implement a number of initiatives intended to reduce costs and improve efficiencies, both in manufacturing and administrative areas, to improve our competitiveness and better align us with the markets we serve. In connection with these initiatives, we have added certain professionals and consultants with expertise in leading and implementing such initiatives. These initiatives, and the associated expenses, will continue throughout 2014 and beyond and the process of implementing certain of these initiatives, particularly with respect to relocating and rationalizing our manufacturing capacity, will continue at least into 2015. We view these initiatives as transformational and important to our ability to sustain a competitive advantage well into the future.

Interest Expense

Interest expense decreased approximately $0.5 million, or approximately 2.0%, during the first quarter of 2014 as compared to the first quarter of 2013. This decrease is primarily the result of a decrease in the average principal balance of our outstanding debt.

Provision for Income Taxes

The benefit from income taxes for the first quarter of 2014 and 2013 was approximately $3.0 million and $4.9 million, respectively. The effective income tax rate of a benefit of approximately 25.9% for the first quarter of 2014 differs from the United States federal statutory rate of a benefit of 35% principally as a result of losses in certain jurisdictions that cannot be benefited. Compared to the United States federal statutory rate of a benefit of 35%, the effective income tax rate of a benefit of approximately 24.5% for the first quarter of 2013 differs principally as a result of decreases related to tax credits and earnings from foreign operations taxed at lower rates, partially offset by increases related to state taxes and nondeductible expenses.

Foreign Net Sales and Operating Earnings

Net sales and earnings derived from international markets are subject to economic, political, and currency risks, among others.

Foreign net sales, which are attributed based on the location of our subsidiary responsible for the sale, were approximately 17.2% and 17.1% of consolidated net sales for the first quarter of 2014 and 2013, respectively.  Net sales from our Canadian subsidiaries were approximately 9.9% and 10.5% of consolidated net sales for the first quarter of 2014 and 2013, respectively.  Net sales from our Canadian subsidiaries include net sales from the RESV, TECH and CES segments.  Net sales from our European subsidiaries were approximately 7.1% and 6.4% of consolidated net sales for the first quarter of 2014 and 2013, respectively.  Net sales from our European subsidiaries include net sales from all segments, with the exception of our RHC segment.

Operating earnings (loss) of foreign operations, consisting primarily of the results of operations of our Canadian, European, and Asian subsidiaries, were approximately 8.6% and 10.4% of consolidated operating earnings (before unallocated and corporate expenses) for the first quarter of 2014 and 2013, respectively.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

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

Operational Improvement Initiatives

On March 11, 2013, the Company’s Board of Directors approved a comprehensive set of operational improvement initiatives which we expect will result in significant improvements in efficiencies and reductions in operating costs and expenses, both in manufacturing processes and in administrative functions, which will better align us with the markets we serve and will improve our overall competitiveness. In part, these objectives were designed to help transition the company toward a center-led business model which better leverages our global strengths and resources. These initiatives, which were underway throughout 2013, and which we expect will continue well into 2016, have enabled us to make significant progress toward that goal. In addition to efficiencies and cost reductions, these initiatives are allowing us to focus greater effort and resources on product development, marketing and sales, and customer service. We consider these initiatives to be important to our ability to maintain and improve our position in many of our markets and to allow us to expand in certain other markets. These initiatives address a wide variety of key areas of operations, including, for example, (i) optimizing the number and location of manufacturing, warehousing and distribution facilities, (ii) optimizing our procurement sources and processes, (iii) determining the potential for leveraging administrative resources across various operating groups, (iv) combining and/or relocating individual operations to leverage common management, (v) implementing global information systems to facilitate communication and resource sharing in areas such as finance and human resources and (vi) introducing new products and expanding our presence in certain markets. On April 11, 2014, the Company’s Board of Directors approved additional initiatives in the CES segment intended to further consolidate North American manufacturing operations and move to common product platforms and systems. See Note F, "Exit and Disposal Activities", to the unaudited condensed consolidated financial statements included elsewhere herein, for further description surrounding the costs associated with certain of these activities.

Given the wide ranging impact of these initiatives, we have made and plan to make significant incremental investments in staffing, research and development projects and specialized consulting resources, including engaging certain additional, third party resources with specialization in the areas of procurement, logistics, process optimization, and optimizing the design, pricing and cost of product offerings. The cost of these investments in external resources is expected to range from approximately $5.0 million to $8.0 million in 2014.

During the first quarter of 2014 and 2013, we recorded approximately $1.9 million and $4.3 million, respectively, of operational improvement initiative costs. There were approximately $18.3 million of costs associated with these activities during 2013.

Although they are well underway, these are long-term initiatives which we expect will be in process into 2016. While it is still relatively early in the lifecycle of these projects, preliminary indications are that the annualized savings, compared to current cost levels and commodity markets, will approximate $48 million to $60 million, including additional savings expected from the initiatives approved by the Board of Directors on April 11, 2014, when all of the projects have been completed. The savings will be generated in many areas of our business, including lower material and conversion costs, lower warehousing and distribution costs and lower administrative costs. While we expect approximately $15 million to $20 million to be realized in 2014, we do not anticipate full run rate savings to be realized until all of the projects have been successfully concluded, sometime in 2016.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

These are preliminary estimates of the savings that could be generated from our operational improvement initiatives, and there can be no assurance that these savings will be realized in the range expected, or at all.

Cash Flows

Our cash flows from operating, investing, and financing activities for the first quarter of 2014 and 2013, as reflected in the unaudited condensed consolidated statements of cash flows included elsewhere herein, are summarized in the table below:

	First Quarter of
	2014	2013	Change
	(Dollar amounts in millions)

Net cash used in operating activities	$(52.4)	$(14.5)	$(37.9)
Net cash used in investing activities	(7.2)	(11.4)	4.2
Net cash provided by financing activities	29.8	82.6	(52.8)
Net change in unrestricted cash and cash equivalents	$(29.8)	$56.7	$(86.5)

The increase in net cash used in operating activities was the result of an increase in net earnings (after the exclusion of non-cash items) of approximately $7.4 million and an increase in changes in other long-term assets and liabilities of approximately $1.2 million, partially offset by an increase in working capital needs of approximately $46.5 million.

The decrease in net cash used in investing activities was primarily the net result of a decrease in capital expenditures of approximately $1.9 million and an increase in proceeds from the sale of property and equipment of approximately $1.3 million. Capital expenditures were approximately $7.9 million and $9.8 million for the first quarter of 2014 and 2013, respectively.  Capital expenditures were approximately $43.8 million for the year ended December 31, 2013 and are expected to be between approximately $45.0 million and $50.0 million for 2014.

The decrease in net cash provided by financing activities is primarily the result of a decrease in proceeds from borrowings of approximately $45.1 million and an increase in payments related to outstanding borrowings of approximately $5.0 million.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

Outstanding Indebtedness

We had consolidated debt at March 29, 2014 of approximately $1,130.6 million consisting of the following:

(Amounts in millions)
8.5% Notes, net of premium	$740.9
10% Notes	250.0
Term Loan Facility, net of discount	91.8
ABL Facility	35.0
Long-term notes, mortgage notes and other indebtedness, net	12.3
Short-term bank obligations	0.6
$1,130.6

During the first quarter of 2014, we had a net increase in our debt of approximately $33.8 million resulting from a net increase in borrowings under our ABL Facility of approximately $35.0 million, offset by net payments relating to subsidiary debt of approximately $0.9 million and a decrease of approximately $0.3 million relating to the effect of debt premium accretion and debt discount amortization. Our debt to equity ratio increased from approximately 11.0:1 at December 31, 2013 to approximately 13.1:1 at March 29, 2014 as a result of a decrease in equity, due in part to the net loss in the first quarter of 2014 of approximately $8.6 million, and the increase in indebtedness as noted above.

In connection with the Reznor acquisition on April 30, 2014, we entered into a new senior secured term loan facility for $350.0 million. The net proceeds from the new senior secured term loan facility were used for the acquisition and to repay all of the outstanding secured debt under our existing Term Loan Facility, which had an aggregate principal amount of approximately $93.0 million at March 29, 2014. The new senior secured term loan facility is repayable in quarterly installments of $875,000 with a balloon payment for the remaining balance due on October 30, 2020. Loans under the new senior secured term loan facility bear interest, at our option, at a rate per annum equal to either (1) a base rate (as defined in the credit agreement governing the new senior secured term loan) or (2) a Eurodollar rate (as defined in the credit agreement governing the new senior secured term loan), in each case plus an applicable margin. The interest rate related to the new senior secured term loan facility was approximately 3.75% at April 30, 2014.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

Contractual Obligations

We have entered into a number of operating lease obligations and purchase obligations, and have guaranteed certain obligations of these parties. As noted above, on April 30, 2014, we entered into a new senior secured term loan facility and repaid all of the outstanding debt under our existing Term Loan Facility. The summary of our estimated future cash obligations for notes, mortgage notes and obligations payable, and interest payments presented below has been updated from the amounts presented in our 2013 Form 10-K to reflect the following:

•	The 2014 amounts have been adjusted to reflect the estimated remaining amounts due as a result of actual activity in the first quarter of 2014.

•	Payments as described above related to the new senior secured term loan facility have been included through 2020.

•	The remaining principal payment related to the existing Term Loan Facility has been excluded from 2017.

•	Interest payments have been adjusted to reflect the estimated change in interest rates related to the new senior secured term loan facility and repayment of the existing Term Loan Facility.

	Payments Due by Period
	Remainder of 2014	2015 & 2016	2017 & 2018	2019 & Thereafter	Total
	(Dollar amounts in millions)
Notes, mortgage notes and obligations payable	$2.0	$7.6	$292.6	$1,074.1	$1,376.3
Interest payments	99.6	208.7	201.7	161.2	671.2

During the first quarter of 2014, we placed into service approximately $24.5 million and $7.0 million of buildings related to the 2013 construction in progress of new facilities in Mexico for the RHC and CES segments, respectively. In accordance with the provisions of ASC 840, Leases, we were considered to be the owner of the asset during the construction period and upon completion, we determined that the facilities did not qualify for de-recognition. These buildings are being depreciated over a 20 year estimated remaining useful life. The corresponding present values of the liabilities for the minimum monthly payments for these facilities are included in accrued liabilities for the current portion and other long-term liabilities for the long-term portion and are being amortized over 20 years using interest rates of approximately 7.5% and 6.4% for the RHC and CES obligations, respectively. Annual minimum payments under these agreements are approximately $2.4 million and $0.6 million for the RHC and CES obligations, respectively.

There have been no other material changes outside the ordinary course of business to the obligations presented in the contractual obligations table since December 31, 2013.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

Adequacy of Liquidity Sources

At March 29, 2014, we had approximately $51.1 million of unrestricted cash and cash equivalents, of which approximately $29.5 million was held by foreign subsidiaries, to fund our cash needs for the remainder of 2014. The cash held by foreign subsidiaries will be used primarily to fund the operations of our foreign subsidiaries, and with the exception of amounts at one subsidiary, are not expected to be repatriated. We have provided deferred taxes related to those amounts that are not indefinitely invested. There are no significant restrictions on the cash held by foreign subsidiaries.

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of May 2, 2014, we had approximately $100.0 million in outstanding borrowings and approximately $12.5 million in outstanding letters of credit under the ABL Facility. Based on the March 2014 borrowing base calculations, at May 2, 2014, we had excess availability of approximately $186.7 million under the ABL Facility and approximately $149.3 million of excess availability before triggering the cash deposit requirements as discussed further below.

As noted previously, the indentures and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.  As of March 29, 2014, we had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $53.9 million.

From time to time, we have evaluated and expect to continue to evaluate possible acquisition transactions and possible dispositions of certain of our businesses and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

On April 30, 2014, we completed the acquisition of Reznor for approximately $260.0 million in cash, plus an additional payment of approximately $1.9 million for preliminary working capital and other post-closing adjustments, which are subject to final determination. Reznor manufactures industrial and commercial HVAC products, including an extended range of gas fired air heaters, air handling units, condensing units and rooftop units. We believe that the acquisition of Reznor positions Nortek to service the entire HVAC market. The acquisition was financed with a combination of cash on hand and a portion of the borrowings under the new $350.0 million senior secured term loan facility. Reznor will be included in our RHC segment.

Working Capital

Our working capital increased from approximately $250.3 million at December 31, 2013 to approximately $288.0 million at March 29, 2014 and our current ratio remained unchanged at 1.6:1 for March 29, 2014 and December 31, 2013. This increase is primarily the result of the net effect of the changes described further below.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents decreased from approximately $80.9 million at December 31, 2013 to approximately $51.1 million at March 29, 2014.

Accounts receivable, less allowances, increased approximately $53.0 million, or approximately 19.2%, between December 31, 2013 and March 29, 2014, while net sales increased approximately $1.2 million, or approximately 0.2%, in the first quarter of 2014 as compared to the fourth quarter of 2013. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, the level of sales recognized on a cash basis, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the case in March 2014.  A significant increase in net sales near the end of the first quarter of 2014 accounted for the overall increase in accounts receivable between December 31, 2013 and March 29, 2014. Accounts receivable from customers related to foreign operations increased approximately $6.4 million, or approximately 11.6%, between December 31, 2013 and March 29, 2014.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

Inventories increased approximately $62.2 million, or approximately 23.0%, between December 31, 2013 and March 29, 2014. The change in inventories is primarily related to increases in the TECH and CES segments due to increased purchasing in anticipation of higher sales and an increase in the RHC segment due to an increase in inventory build-up associated with the Manufacturing Rationalization and Relocation Initiative discussed earlier of approximately $4.4 million and increases due to seasonality of approximately $10.8 million. At March 29, 2014, the RHC segment had approximately $16.6 million in inventory related to the build-up associated with the Manufacturing Rationalization and Relocation Initiative.

Accounts payable increased approximately $56.3 million, or 26.2%, between December 31, 2013 and March 29, 2014. The increase primarily relates to increases in the TECH, CES and RHC segments due to increased purchases as noted previously.

Accrued expenses and taxes, net decreased approximately $11.1 million, or approximately 4.8%, between December 31, 2013 and March 29, 2014 as a result of net decreases in various compensation related accruals and other severance accruals due to the timing of payments, partially offset by an increase in accrued interest related to upcoming interest payments.

Changes in certain working capital accounts, as noted above, between December 31, 2013 and March 29, 2014, differ from the changes reflected in our unaudited condensed consolidated statement of cash flows for such period as a result of non-cash items including, among others, the effect of changes in foreign currency exchange rates.

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

In addition, the indentures that govern our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indentures governing our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined in the indentures governing the 10% Notes and 8.5% Notes and the credit agreement governing the Term Loan Facility) for such trailing four quarter period. As of March 29, 2014, under the 10% Notes, the FCCR was approximately 2.65 to 1.0.

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
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

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

As of March 29, 2014, we were in compliance with all covenants under the indentures that govern the 10% Notes and 8.5% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

The following table reconciles net loss to CCF and ACCF for the 10% Notes for the trailing four quarters ended March 29, 2014:

	(1)	(2)	(3)	LTM Ended
	Year Ended	First quarter of		(1)+(2)-(3)
	Dec. 31 2013	2014	2013	Mar. 29, 2014
	(Dollar amounts in millions)

Net loss	$(8.3)	$(8.6)	$(15.1)	$(1.8)
Benefit from income taxes	(3.1)	(3.0)	(4.9)	(1.2)
Interest expense	99.4	24.1	24.6	98.9
Investment income	(0.1)	—	—	(0.1)
Depreciation and amortization expense	95.2	23.5	20.5	98.2
Consolidated Cash Flow	$183.1	$36.0	$25.1	$194.0
Investment income	0.1	—	—	0.1
Non-cash impairment charges	4.3	0.2	—	4.5
Non-recurring losses (a)	5.4	0.3	1.6	4.1
Acquisition fees and expenses	2.2	2.0	0.5	3.7
Loss (gain) on sale of assets	0.6	(0.2)	—	0.4
Joint venture (income) loss	(0.1)	(0.3)	0.1	(0.5)
Share-based compensation expense	10.5	1.7	2.6	9.6
Net foreign exchange (gains) losses (b)	(0.2)	—	0.5	(0.7)
Restructuring and transformation charges (c)	35.4	3.8	11.6	27.6

Pro-forma effect of acquisitions and dispositions (d)	42.3	9.6	18.6	33.3
Adjusted Consolidated Cash Flow	$283.6	$53.1	$60.6	$276.1

(a)
Amounts relate to non-recurring gains or losses, as defined in the indenture governing the 10% Notes. For the trailing four quarters ended March 29, 2014, this amount includes (1) severance of approximately $0.4 million related to headcount reductions in the CES segment, (2) approximately $2.0 million of charges within the TECH segment related to the decision to discontinue certain product lines, (3) approximately $2.1 million of charges within the DMS segment relating to the write off of an indemnification asset associated with a reserve for uncertain tax positions, and (4) accretion of approximately $(0.4) million to record leasehold fair value adjustments.

(b)	Non-cash foreign exchange (gains) losses relate to intercompany debt not indefinitely invested in our subsidiaries, recorded within Unallocated.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

(c)
Includes all restructuring charges, including severance, relocation and transformation/transition costs. Costs associated with these activities for the trailing four quarters ended March 29, 2014 were as follows:

	(1)	(2)	(3)	LTM Ended
	Year Ended	First quarter of		(1)+(2)-(3)
	Dec. 31, 2013	2014	2013	Mar. 29, 2014
	(Dollar amounts in millions)
TECH Segment Combination	$7.2	$0.1	$0.8	$6.5
Manufacturing Rationalization & Relocation Initiatives	9.5	1.7	6.5	4.7
Warehousing & Distribution Consolidation	4.0	1.3	—	5.3
Other operational improvement initiatives	14.9	0.7	4.3	11.3
All other exit and disposal activities	(0.2)	—	—	(0.2)
	$35.4	$3.8	$11.6	$27.6

(d)
Includes the pro-forma effect of our acquisitions of Reznor and 2GIG, as if the acquisitions had occurred on the first day of the four-quarter reference period. See Note B, "Acquisitions", to the unaudited condensed consolidated financial statements included elsewhere herein, for additional pro forma information surrounding the acquisitions of Reznor and 2GIG.

As noted previously, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. At March 29, 2014, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility was approximately $246.4 million (based upon the February 2014 borrowing base calculation), which exceeded $30.0 million and 12.5% of the borrowing base. Our FCCR under the ABL Facility at March 29, 2014 was 1.92 to 1.0. Similar to the 10% Notes, the FCCR under the ABL Facility is the ratio of ACCF to Fixed Charges; however, in addition to other differences, ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at March 29, 2014 was approximately $190.0 million.

Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At March 29, 2014, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At March 29, 2014, approximately 89% of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates.  Based upon interest rates in effect at March 29, 2014, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $0.9 million for the remainder of 2014.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 29, 2014
AND THE FIRST QUARTER ENDED MARCH 30, 2013

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the first quarter of 2014, the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to currency translation resulted in a decrease in stockholders’ investment of approximately $2.5 million for the first quarter of 2014 and a decrease of approximately $3.5 million for the first quarter of 2013.  The impact of changes in foreign currency exchange rates related to transactions resulted in a decrease in net foreign exchange losses recorded in SG&A of approximately $1.3 million for the first quarter of 2014 as compared to the first quarter of 2013. We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at March 29, 2014 consist primarily of short-term borrowings by certain of our foreign subsidiaries.  We generally do not enter into derivative financial instruments to manage foreign currency exposure.

Item 3.               Quantitative and Qualitative Disclosures about Market Risk

Other than as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”, there have been no material changes to our exposures to market risk since December 31, 2013.

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

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A “Risk Factors” in our 2013 Form 10-K filed with the SEC. There have been no material changes from the risk factors disclosed in the 2013 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the first quarter of 2014.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description

10.1	Form of Nonqualified Stock Option Agreement. *

10.2	Form of Performance-Based Restricted Stock Agreement. *

10.3	Form of Time-Based Restricted Stock Agreement. *

10.4	Form of Restricted Stock Agreement for Directors. *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.

/s/ Almon C. Hall
Almon C. Hall
Authorized Officer, Senior Vice President and
Chief Financial Officer

May 5, 2014