Form 10-Q
period 2014-06-28
NORTEK INC
filed 2014-08-04
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014
OR

[  ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number:  001-34697

Nortek, Inc.
(exact name of registrant as specified in its charter)

Delaware	05-0314991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

500 Exchange Street Providence, Rhode Island	02903-2699
(Address of principal executive offices)	(zip code)

Registrant’s Telephone Number, Including Area Code: (401) 751-1600

50 Kennedy Plaza, Providence, Rhode Island 02903-2360 (Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 1, 2014 was 15,687,848.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	June 28, 2014	December 31, 2013
Assets
Current Assets:
Unrestricted cash and cash equivalents	$91.3	$80.9
Restricted cash	0.9	2.9
Accounts receivable, less allowances of $5.2 million and $4.2 million, respectively	410.2	276.4
Inventories:
Raw materials	114.2	80.1
Work in process	24.9	23.7
Finished goods	226.3	166.7
	365.4	270.5
Prepaid expenses	18.9	20.2
Other current assets	8.8	12.2
Tax refunds receivable	7.3	7.2
Deferred tax assets	30.8	29.7
Total current assets	933.6	700.0

Property and Equipment, at Cost:
Land	18.0	17.8
Buildings and improvements	120.7	112.0
Machinery and equipment	287.1	261.8
	425.8	391.6
Less accumulated depreciation	177.4	159.2
Total property and equipment, net	248.4	232.4

Other Assets:
Goodwill	479.7	373.5
Intangible assets, less accumulated amortization of $179.6 million and $178.6 million, respectively	662.7	648.9
Deferred debt expense	19.2	16.3
Restricted investments and marketable securities	1.5	1.6
Other assets	17.8	18.2
	1,180.9	1,058.5
Total Assets	$2,362.9	$1,990.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)
(Dollar amounts in millions, except shares data)

	June 28, 2014	December 31, 2013
Liabilities and Stockholders' Investment

Current Liabilities:
Short-term bank obligations	$0.6	$0.7
Current maturities of long-term debt	21.2	2.8
Accounts payable	314.1	214.7
Accrued expenses and taxes, net	227.0	231.5
Total current liabilities	562.9	449.7

Other Liabilities:
Deferred income taxes	134.8	159.1
Other	192.4	188.9
	327.2	348.0

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,424.4	1,093.3

Commitments and Contingencies (Note G)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at June 28, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 15,902,154 shares and 15,682,746 shares issued at June 28, 2014 and December 31, 2013, respectively	0.2	0.2
Additional paid-in capital	212.8	203.6
Accumulated deficit	(126.3)	(71.5)
Accumulated other comprehensive loss	(17.0)	(16.3)
Less: Treasury stock at cost, 333,201 shares and 263,145 shares at June 28, 2014 and December 31, 2013, respectively	(21.3)	(16.1)
Total stockholders' investment	48.4	99.9
Total Liabilities and Stockholders' Investment	$2,362.9	$1,990.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the second quarter ended		For the first six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(Dollar amounts in millions, except per share data)

Net Sales	$718.6	$630.7	$1,266.4	$1,149.8
Cost of products sold	508.8	443.3	902.0	821.0
Gross profit	209.8	187.4	364.4	328.8
Selling, general and administrative expense, net	146.3	133.4	274.8	258.9
Impairment of long-lived assets and goodwill ($4.4 million)	80.4	—	80.4	—
Amortization of intangible assets	15.2	13.6	28.8	24.9
Operating (loss) earnings	(32.1)	40.4	(19.6)	45.0
Net interest expense	(26.6)	(24.7)	(50.7)	(49.3)
Loss from debt retirement	(1.8)	—	(1.8)	—
(Loss) earnings before (benefit) provision for income taxes	(60.5)	15.7	(72.1)	(4.3)
(Benefit) provision for income taxes	(14.3)	4.2	(17.3)	(0.7)
Net (loss) earnings	$(46.2)	$11.5	$(54.8)	$(3.6)

Basic (loss) earnings per share	$(2.97)	$0.75	$(3.53)	$(0.23)

Diluted (loss) earnings per share	$(2.97)	$0.73	$(3.53)	$(0.23)

Weighted Average Common Shares:
Basic	15,557,173	15,364,679	15,527,173	15,348,228
Diluted	15,557,173	15,849,867	15,527,173	15,348,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the second quarter ended		For the first six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(Dollar amounts in millions)

Net (loss) earnings	$(46.2)	$11.5	$(54.8)	$(3.6)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	2.1	(1.8)	(0.4)	(5.3)
Pension liability adjustments:
Currency translation on pension liabilities	(0.3)	(0.1)	(0.3)	0.2
Amortization of cumulative loss	—	0.3	—	0.5
Total pension liability, net of tax	(0.3)	0.2	(0.3)	0.7

Other comprehensive income (loss)	1.8	(1.6)	(0.7)	(4.6)

Comprehensive (loss) income	$(44.4)	$9.9	$(55.5)	$(8.2)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first six months ended
	June 28, 2014	June 29, 2013
	(Dollar amounts in millions)
Cash flows from operating activities:
Net loss	$(54.8)	$(3.6)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	20.4	18.8
Amortization expense, including increase to cost of goods sold for inventory acquired in business combinations	30.3	28.0
Non-cash impairment charges	80.4	—
Loss from debt retirement	1.8	—
Non-cash interest expense, net	1.1	1.2
Non-cash share-based compensation expense	3.9	7.3
Excess tax benefit on share-based awards	(3.8)	—
Gain on sale of property and equipment	(0.3)	—
Deferred income tax benefit	(37.3)	(3.4)
Changes in certain assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(116.7)	(58.5)
Inventories	(76.0)	(24.6)
Prepaid and other current assets	5.1	(1.8)
Accounts payable	87.1	38.2
Accrued expenses and taxes	0.1	14.9
Long-term assets, liabilities and other, net	(1.8)	(2.7)
Total adjustments to net loss	(5.7)	17.4
Net cash (used in) provided by operating activities	$(60.5)	$13.8
Cash flows from investing activities:
Capital expenditures	(18.3)	(21.0)
Net cash paid for businesses acquired	(254.9)	(144.8)
Proceeds from the sale of property and equipment	1.6	0.1
Change in restricted cash and marketable securities	0.3	0.2
Other, net	(1.5)	(1.1)
Net cash used in investing activities	(272.8)	(166.6)
Cash flows from financing activities:
Proceeds from borrowings	141.5	126.6
Payment of borrowings	(48.1)	(68.1)
Net proceeds from borrowings under the senior secured term loan facility due 2020	349.1	—
Redemption of the senior secured term loan facility due 2017	(93.0)	—
Fees paid in connection with debt facilities	(5.9)	—
Net use from equity transactions	(3.7)	(1.6)
Excess tax benefit on share-based awards	3.8	—
Net cash provided by financing activities	343.7	56.9
Net change in unrestricted cash and cash equivalents	10.4	(95.9)
Unrestricted cash and cash equivalents at the beginning of the period	80.9	144.7
Unrestricted cash and cash equivalents at the end of the period	$91.3	$48.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

(A)	Basis of Presentation

Nortek, Inc. (“Nortek”) and all of its wholly owned subsidiaries (collectively the “Company”) is a global, diversified company whose many market-leading brands deliver broad capabilities and a wide array of innovative, technology-driven products and solutions for lifestyle improvement at home and at work. Operating within five primary reporting segments (see Note I, “Segment Information”), the Company manufactures and sells, primarily in the United States, Canada and Europe, with additional manufacturing in China and Mexico, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

The Company operates on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year always begins on January 1 and ends on December 31. As a result, the Company's first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended June 28, 2014 ("second quarter of 2014") and June 29, 2013 ("second quarter of 2013") each include 91 days. The first six months ended June 28, 2014 ("first half of 2014") and June 29, 2013 ("first half of 2013") include 179 days and 180 days, respectively.

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income (loss), and cash flows of the Company after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted, the Company believes that the disclosures included are adequate to make the information presented herein not misleading. Operating results for the second quarter and first half of 2014 and 2013 are not necessarily indicative of the results that may be expected for other interim periods or for any fiscal year. Certain amounts in the prior year's unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2013 ("2013 Form 10-K") and Current Reports on Form 8-K as filed with the Securities and Exchange Commission ("SEC").

New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, Compensation - Stock Compensation (Topic 718) ("ASU 2014-12"), which clarifies the accounting for share based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted and an entity may apply the amendments in ASU 2014-12 either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company will adopt this pronouncement in the first quarter of 2016 and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014 - 09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle under ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and also provides guidance on disclosure requirements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted and an entity may apply the amendments in ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 at the date of initial application. The Company will adopt this pronouncement in the first quarter of 2017 and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

In April 2014, the FASB issued ASU No. 2014 - 08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the criteria for reporting discontinued operations. ASU 2014-08 will also require additional disclosures about discontinued operations including, among others, the major classes of line items constituting the pretax profit and loss of the discontinued operation, either the total operating and investing cash flow of the discontinued operation or the depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the discontinued operation, a reconciliation of the major classes of assets and liabilities of the discontinued operation classified as held for sale to total assets and total liabilities of the disposal group classified as held for sale that is presented on the face of the balance sheet, and a reconciliation of the major classes of line items constituting the pretax profit or loss of the discontinued operation to the after-tax profit or loss of the discontinued operation that is presented on the face of the income statement. ASU 2014-08 also requires entities to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation and expands the disclosures about an entity's significant continuing involvement with a discontinued operation. ASU 2014-08 is effective prospectively for both (1) disposals of components of an entity and (2) businesses that, on acquisition are classified as held for sale, that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. As of June 28, 2014, there have been no disposals or classifications as held for sale that would be subject to ASU 2014-08. As such, the Company will consider the adoption of this standard upon the earlier of a disposal or classification as held for sale in 2014 or in the first quarter of 2015.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (“ASU 2013-11”), which is intended to provide guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when certain situations exist at the reporting date and is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods, with early adoption permitted. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

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

On April 30, 2014, the Company completed the acquisition of the heating, ventilation and air conditioning business of Thomas & Betts Corporation ("Reznor") for approximately $260.0 million in cash, plus additional payments of approximately $1.9 million for preliminary working capital and other post-closing adjustments. The Company expects to pay an additional working capital adjustment of approximately $0.3 million during the third quarter of 2014. The acquisition was financed with a combination of cash on hand and a portion of the borrowings under a new $350.0 million senior secured term loan facility (see Note E, "Notes, Mortgage Notes and Obligations Payable").

Reznor manufactures industrial and commercial HVAC products, including an extended range of gas fired air heaters, air handling units, condensing units and rooftop units. The results of Reznor have been included in the Company's results of operations since the date of acquisition and have been included in the Company's Residential Heating and Cooling ("RHC") segment.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

The following is a summary of the preliminary estimates of the fair value of the assets acquired and liabilities assumed (amounts in millions):

Current assets (1)	$46.6
Property and equipment, net	20.8
Goodwill	110.6
Intangible assets	117.1
Current liabilities (2)	(19.5)
Deferred income taxes	(13.0)
Other long-term liabilities	(0.7)
Estimated purchase price	$261.9

(1)
Includes cash of approximately $7.0 million, accounts receivable of approximately $17.2 million, inventories of approximately $20.5 million, prepaid and other current assets of approximately $1.0 million, and current deferred taxes of approximately $0.9 million. Inventories include a fair value adjustment to the historical carrying value of approximately $1.8 million, of which approximately $1.5 million increased cost of products sold for the second quarter of 2014.

(2)	Includes accounts payable of approximately $12.3 million and accrued expenses and taxes of approximately $7.2 million.

The excess of the purchase price paid over the fair value of Reznor's net assets is recorded as goodwill, which is primarily attributable to the Company's belief that the acquisition of Reznor positions Nortek to service a broader portion of the HVAC market. Approximately $91.2 million of goodwill associated with the acquisition will be deductible for income tax purposes. This estimate is subject to refinement until all pertinent information has been obtained.

The Company has made preliminary estimates of the fair value of the assets and liabilities of Reznor, including inventory, property and equipment, intangible assets, and prepaid and deferred taxes, utilizing information available at the time that the Company's unaudited condensed consolidated financial statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. These non-recurring fair value measurements are primarily determined using unobservable inputs. Accordingly, these fair value measurements are classified within Level 3 of the fair value hierarchy.

The Company will complete the following procedures, among others, prior to finalizing the acquisition method of accounting for Reznor:

•	Make a final determination of the purchase price based on the final working capital adjustments.

•	Finalize the appraisals of property and equipment and intangible assets.

•	Finalize the deferred tax analysis for prepaid and deferred income taxes, including determining the deferred tax consequences for any changes in the fair value adjustments discussed above.

The total preliminary fair value of intangible assets was approximately $117.1 million. The Company has determined that all of the intangible assets are subject to amortization and that they will have no residual value at the end of the amortization periods. The following is a summary of the estimated fair values and weighted average useful lives by intangible asset class (amounts in millions, except for weighted average useful lives):

	Fair Value	Weighted Average Useful Lives
Customer relationships	$58.2	10.5
Completed Technology	20.5	7.0
Trademarks	38.4	20.0
	$117.1	11.3

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

Total intangible asset amortization for the second quarter of 2014 relating to Reznor was approximately $1.7 million. Based upon current fair value estimates, annual amortization related to these acquired intangible assets is expected to be approximately $10.4 million.

In connection with the acquisition of Reznor, during the second quarter and first half of 2014, the Company also incurred approximately $3.7 million and $5.7 million, respectively, of fees and expenses, which have been recorded in selling, general and administrative expense, net ("SG&A") in the accompanying unaudited condensed consolidated statement of operations.

The unaudited pro forma net sales, operating earnings (loss), net loss, basic and diluted loss per share, and depreciation and amortization expense for the Company as a result of the acquisition of Reznor for the periods presented were as follows:

	Year Ended	First half of
	Dec. 31, 2013	2014	2013
	(Dollar amounts in millions)
Net sales	$2,447.1	$1,318.5	$1,221.6
Operating earnings (loss)	100.9	(7.5)	48.0
Net loss	(4.5)	(47.4)	(4.1)
Basic loss per share	(0.29)	(3.05)	(0.27)
Diluted loss per share	(0.29)	(3.05)	(0.27)
Depreciation & amortization expense	111.1	53.9	55.7
Impairment of long-lived assets and goodwill	—	80.4	—

These amounts were determined assuming that the acquisition of Reznor had occurred on January 1, 2013 and include preliminary pro forma adjustments to reflect (i) additional depreciation and amortization expense related to the preliminary estimates of the fair values of acquired tangible and intangible assets, which is subject to change as the Company completes its review and appraisal work, (ii) changes in interest expense related to financing transactions due, in part, to funding the acquisition, and (iii) other pro forma adjustments that the Company considered appropriate related to the acquisition of Reznor. The transaction costs of approximately $5.7 million related to the acquisition of Reznor for the first half of 2014 have been excluded from the unaudited pro forma operating earnings (loss), net loss, and basic and diluted loss per share. These preliminary pro forma amounts are not necessarily indicative of the amounts that would have been achieved had the acquisition taken place as of January 1, 2013, nor are they necessarily indicative of the results for future periods. These preliminary pro forma financial statements are subject to change as additional information becomes available.

The acquisition of Reznor contributed approximately $23.8 million to net sales and a loss of approximately $1.4 million (which includes depreciation and amortization expense of approximately $3.8 million, including approximately $1.5 million of increased cost of goods sold due to the recognition of inventory at its acquisition date fair value) to operating loss for the second quarter and first half of 2014.

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
JUNE 28, 2014 AND JUNE 29, 2013

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
JUNE 28, 2014 AND JUNE 29, 2013

(C)	Goodwill and Other Intangible Assets

The Company accounts for acquired goodwill in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations" and ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), which involves judgment with respect to the determination of the valuation of the acquired assets and liabilities assumed in order to determine the final amount of goodwill recorded in a purchase. Under ASC 350, goodwill is not amortized. Instead, it is evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, for example, a significant adverse change in the business climate. The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter. The reporting units evaluated for goodwill impairment have been determined to be the same as the Company's operating segments. With the exception of the Custom & Engineered Solutions ("CES") reporting unit, all of the Company's reporting units have goodwill and, therefore, are required to be evaluated for goodwill impairment.

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

During the second quarter of 2014, the Company changed the composition of its reporting units to exclude the audio/video ("AV") subsidiaries from the Technology Solutions reporting unit due to the Chief Operating Decision Maker's decision to operate each of the AV subsidiaries as separate operating segments, resulting in the creation of three new reporting units for goodwill impairment analysis. In addition, due to the continued decline in operating results of the AV subsidiaries, the Company concluded in the second quarter of 2014 that indicators of potential long-lived asset and goodwill impairment were present. Based on these considerations, the Company performed the following:

1.
Evaluation of the realizability of long-lived assets - In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), the Company evaluates the realizability of long-lived assets, which primarily consists of property and equipment and definite lived intangible assets (the “ASC 360 Long-Lived Assets”), when events or business conditions warrant it, as well as whenever an interim goodwill impairment test is required under ASC 350. ASC 350 requires that the ASC 360 impairment test be completed, and any ASC 360 impairment be recorded, prior to performing the goodwill impairment test. Due to the continued decline in operating results of the AV subsidiaries, the Company performed an interim test for the impairment of long-lived assets.

The evaluation of the impairment of long-lived assets, other than goodwill, is based on expectations of non-discounted future cash flows compared to the carrying value of the long-lived asset groups. If the sum of the expected non-discounted future cash flows is less than the carrying amount of the ASC 360 Long-Lived Assets, the Company would recognize an impairment loss if the carrying amount of the asset group exceeds its fair value. The Company's cash flow estimates are based upon future projected cash flows determined by the Company and, if appropriate, include assumed proceeds upon sale of the asset group at the end of the cash flow period. The Company believes that its procedures for estimating gross future cash flows, including the estimated sales proceeds, are reasonable and consistent with current market conditions for each of the dates when impairment testing has been performed.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

Based upon this analysis, the Company recorded an estimated long-lived asset impairment loss of approximately $76.0 million related to the AV subsidiaries, comprised of intangible assets of approximately $74.7 million and property and equipment of approximately $1.3 million, during the second quarter of 2014. The impairment loss related to intangible assets was comprised of the following:

Customer relationships	$48.0
Trademarks	19.6
Developed technology	6.1
Other	$1.0
$74.7

The Company believes that the estimate of the impairment losses is reasonable and represents its best estimate of the impairment loss. If market conditions deteriorate further for these entities, it is reasonably possible that the estimate of expected future cash flows may change in the near term, resulting in an additional impairment charge relating to property and equipment.

2.
Evaluation of the legacy Technology Solutions reporting unit for goodwill impairment - as a result of the impairment indicators described above, the Company has estimated the fair value of the legacy Technology Solutions reporting unit based upon an EBITDA multiple approach. Based on this estimate, the estimated fair value of the legacy Technology Solutions reporting unit exceeded the carrying value of the legacy Technology Solutions reporting unit. As a result, the Company does not believe that it is more likely than not that an impairment of the legacy Technology Solutions reporting unit goodwill has occurred.

3.
Allocated the legacy Technology Solutions goodwill to each of the AV subsidiaries - The Company estimated the fair value of each of the AV subsidiaries based upon a DCF approach, as previously described, and allocated a portion of the legacy Technology Solutions goodwill to each of the AV subsidiaries based upon their relative fair value. All prior period reportable segment information has been restated to reflect the new segment structure.

4.
Evaluate the revised Technology Solutions reporting unit and each of the AV subsidiaries reporting units for goodwill impairment - During the second quarter of 2014, the Company prepared a “Step 1” Test that compared the estimated fair value of the AV reporting units to their carrying value utilizing a DCF approach as described previously. As the carrying value of the AV reporting units exceeded the estimated fair value, the Company performed a “Step 2” Test to measure the impairment loss by allocating the estimated fair value of the reporting units, as determined in Step 1, to the reporting units’ assets and liabilities, with the residual amount representing the implied fair value of goodwill. Since the implied fair value of goodwill was determined to be less than the carrying value, an impairment loss of approximately $4.4 million was recognized during the second quarter of 2014.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

The following table presents a summary of the activity in goodwill by reporting segment for the first half of 2014:

	Dec. 31, 2013 (1)	Impairments / Acquisitions (2)	June 28, 2014 (1)
	(Dollar amounts in millions)
Residential Ventilation:
Gross goodwill	$156.8	$—	$156.8
Impairment losses	—	—	—
Net RESV goodwill	156.8	—	156.8
Technology Solutions:
Gross goodwill	80.9	—	80.9
Impairment losses	—	—	—
Net TECH goodwill	80.9	—	80.9
Display Mount Solutions:
Gross goodwill	131.4	—	131.4
Impairment losses	—	—	—
Net DMS goodwill	131.4	—	131.4
Residential Heating and Cooling (“RHC”):
Gross goodwill	—	110.6	110.6
Impairment losses	—	—	—
Net RHC goodwill	—	110.6	110.6
Audio/Video(3):
Gross goodwill	4.4	—	4.4
Impairment losses	—	(4.4)	(4.4)
Net AV goodwill	4.4	(4.4)	—
Consolidated goodwill:
Gross goodwill	373.5	110.6	484.1
Impairment losses	—	(4.4)	(4.4)
Net consolidated goodwill	$373.5	$106.2	$479.7

(1)	The CES reporting unit did not have goodwill for any periods presented.

(2)	Acquisition adjustments recorded during the first half of 2014 for the RHC segment relate to the acquisition of Reznor. See Note B, “Acquisitions”.

(3)	Represents the combined audio/video reporting units.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

(D)	Cash Flows

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net in the accompanying unaudited condensed consolidated statement of cash flows.

Interest paid was approximately $47.8 million and $48.6 million for the first half of 2014 and 2013, respectively. Income tax payments, net of refunds, for the first half of 2014 and 2013 were approximately $5.6 million and $5.7 million, respectively.

(E)	Notes, Mortgage Notes and Obligations Payable

Second Quarter 2014 Debt Transactions

In connection with the acquisition of Reznor, on April 30, 2014, the Company entered into a new senior secured term loan facility for $350.0 million (the "Term Loan Facility"). The net proceeds from the Term Loan Facility were used to acquire Reznor and to repay all of the outstanding secured debt under the Company's previous existing senior secured term loan due 2017, which had an aggregate principal amount outstanding of approximately $93.0 million upon repayment. The Company incurred fees and expenses of approximately $5.9 million, of which approximately $4.6 million has been included in deferred financing costs and are being recognized over the term of the Term Loan Facility. The redemption of the previous existing senior secured term loan facility resulted in a pre-tax loss of approximately $1.8 million in the second quarter of 2014.

Term Loan Facility

The Term Loan Facility is repayable in quarterly installments of $875,000 with a balloon payment for the remaining balance due on October 30, 2020. Loans under the Term Loan Facility bear interest, at the Company's option, at a rate per annum equal to either (1) a Base Rate (as defined in the credit agreement governing the Term Loan Facility) or (2) a Eurodollar Rate (as defined in the credit agreement governing the Term Loan Facility), in each case plus an applicable margin. The interest rate related to the Term Loan Facility was approximately 3.75% at June 28, 2014.

The Term Loan Facility provides that the Company may request additional tranches of term loans in an aggregate amount not to exceed $275.0 million and additional amounts subject to a secured leverage ratio condition. Availability of such additional tranches of term loans will be subject to the absence of any default, a pro forma secured leverage ratio test (in certain cases) and, among other things, the receipt of commitments by existing or additional financial institutions.

The credit agreement governing the Company's Term Loan Facility requires the Company to prepay outstanding term loans, subject to certain exceptions, with:

•	50% (subject to reduction to 25% and 0% based upon the Company's secured leverage ratio) of the Company's annual excess cash flow, commencing with the fiscal year ended December 31, 2015;

•	100% of the net cash proceeds of certain asset sales and casualty and condemnation events, subject to reinvestment rights and certain other exceptions; and

•	100% of the net cash proceeds of any issuance of debt, other than debt permitted under the Term Loan Facility.

At June 28, 2014, there were no requirements to prepay outstanding amounts under the Term Loan Facility. Certain voluntary prepayments on or prior to the date that is six months following the closing of the Term Loan Facility are subject to a call premium of 1%. Otherwise, the Company may voluntarily prepay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to Eurodollar Rate loans.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

All obligations under the Company's Term Loan Facility are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned domestic restricted subsidiaries of the Company. All obligations under the Company's Term Loan Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company's assets and the assets of the guarantors, including:

•	a second-priority security interest in personal property consisting of accounts receivable, inventory, cash, deposit accounts, and certain related assets and proceeds of the foregoing; and

•
a first-priority security interest in, and mortgages on, substantially all of the Company's material owned real property and equipment and a pledge of the capital stock of any direct subsidiaries held by a guarantor (limited for certain foreign subsidiaries to 65% of the voting capital of first-tier foreign subsidiaries).

The agreement governing the Term Loan Facility contains certain restrictive financial and operating covenants, including covenants that restrict the Company's ability and the ability of its subsidiaries to complete acquisitions, pay dividends, incur indebtedness or liens, make investments, sell assets and take certain other corporate actions.

Senior Secured Asset-Based Revolving Credit Facility (the "ABL Facility")

As of June 28, 2014, the Company had approximately $95.0 million in outstanding borrowings, and approximately $12.6 million in outstanding letters of credit, under the ABL Facility. Based on the May 2014 borrowing base calculations, at June 28, 2014, the Company had excess availability of approximately $192.4 million and approximately $154.9 million of excess availability before triggering the cash deposit requirements under the ABL Facility.

Subsequent to June 28, 2014, the Company voluntarily repaid $15.0 million of outstanding borrowings under its ABL Facility and, accordingly, has classified such amount as current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet as of June 28, 2014.

Debt Covenant Compliance

The indenture governing the 10% Senior Notes due 2018 (the "10% Notes") contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations, and the sale of assets (all as defined in the indenture and other agreements). As of June 28, 2014, the Company had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $66.4 million.

As of June 28, 2014, the Company was in compliance with all covenants under the indentures that govern the 10% Notes and the 8.5% Senior Notes due 2021 (the "8.5% Notes") and the credit agreements that govern the ABL Facility and the Term Loan Facility.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

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

Manufacturing Rationalization and Relocation Initiatives

The Company's Board of Directors have approved several initiatives including: (i) construction of two new manufacturing facilities on a campus in Mexico to be shared by the RHC and CES segments (completed in the first quarter of 2014), which will provide an integrated manufacturing footprint for both RHC and CES; (ii) consolidation of two North American manufacturing facilities in the RHC segment into the new, shared facility in Mexico; (iii) transfer of product manufacturing from certain manufacturing facilities in the CES segment to the new, shared campus in Mexico, as well as transferring and expanding parts and sub-assembly operations in Mexico; and (iv) further consolidation of North American manufacturing operations, among other things, in the CES segment (collectively, the "Manufacturing Rationalization & Relocation Initiatives").

The Company expects that the range of total cost to complete the Manufacturing Rationalization & Relocation Initiatives is as follows:

	Low	High
	(Dollar amounts in millions)
Exit & Disposal Activities (1)	$21.0	$23.0
Capital Expenditures	5.0	6.0
	$26.0	$29.0

(1)	Exit and disposal activities are comprised of the following:

	Low	High
	(Dollar amounts in millions)
Employee-related costs	$11.0	$12.0
Other costs, including machinery and equipment relocation and installation	10.0	11.0
	$21.0	$23.0

Cash expenditures began in the second quarter of 2013 and are expected to continue through fiscal year 2015. In connection with the Manufacturing Rationalization & Relocation Initiatives, the Company has incurred cumulative costs of approximately $11.0 million (of which approximately $10.1 million and $0.9 million were recorded in the RHC and CES segments, respectively).

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

The following table sets forth the changes to the liability for the Manufacturing Rationalization & Relocation Initiatives during the first half of 2014:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2013	$7.0	$—	$7.0
Provision	0.7	2.0	2.7
Payments	(0.4)	(2.0)	(2.4)
Other	—	—	—
Balance, June 28, 2014	$7.3	$—	$7.3

Warehousing and Distribution Consolidation

In connection with the Company's efforts to optimize supply chain performance, the Company's Board of Directors have also approved entry into a five-year agreement with a third party logistics service provider to outsource certain warehousing and distribution activities in the Company's North American operating segments and facilitate the consolidation of North American warehousing distribution centers (the "Warehousing & Distribution Consolidation"). The Company expects these initiatives to generate cost savings as a result of moving to shared distribution centers and leveraging its scale by optimizing shipments and consolidating facilities.

The Company expects that the range of total cost to complete the Warehousing and Distribution Consolidation is as follows:

	Low	High
	(Dollar amounts in millions)
Employee-related costs	$1.5	$2.0
Other costs, including lease cancellation costs	2.0	2.5
	$3.5	$4.5

The Company expects the Warehousing & Distribution Consolidation costs to be incurred through the fourth quarter of 2014. To date, the Company has incurred cumulative severance and other costs related to the Warehousing and Distribution Consolidation of approximately $2.7 million, of which approximately $1.7 million, $0.6 million, and $0.4 million were recorded in the TECH, DMS, and combined AV segments, respectively.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

The following table sets forth the changes to the liability for the Warehousing and Distribution Consolidation during the first half of 2014:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2013	$0.7	$0.3	$1.0
Provision	0.1	0.8	0.9
Payments	(0.6)	(0.8)	(1.4)
Other	—	—	—
Balance, June 28, 2014	$0.2	$0.3	$0.5

Subsidiary Combinations

The Company has combined, or is in the process of combining, the operations of certain subsidiaries in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth ("Subsidiary Combinations").  The total expected costs related to one time termination benefits and other costs associated with Subsidiary Combinations are estimated to be approximately $14.0 million to $15.0 million. In connection with Subsidiary Combinations, the Company has incurred cumulative costs of approximately $14.1 million, of which approximately $0.8 million, $0.3 million and $13.0 million was recorded in the TECH, RHC, and combined AV segments, respectively. These costs consist of one time termination benefits of approximately $4.1 million, approximately $3.5 million in costs to reduce inventory values for certain products to their expected net realizable amount, and facility exit and other costs of approximately $6.5 million.

The following table sets forth the changes to the liability for Subsidiary Combinations during the first half of 2014:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2013	$0.9	$0.8	$1.7
Provision	0.6	0.2	0.8
Payments	(0.8)	(0.3)	(1.1)
Other	(0.2)	—	(0.2)
Balance, June 28, 2014	$0.5	$0.7	$1.2

Best Restructuring

In 2011, management approved a plan to reduce costs and improve production efficiencies at Best, one of the Company's RESV subsidiaries, including transferring certain operations from Italy to Poland (the "Best Restructuring"). The total expected costs related to contractual termination benefits and other costs associated with the Best Restructuring are estimated to be approximately $17.3 million. In connection with the Best Restructuring, the Company has incurred cumulative costs through the first half of 2014 of approximately $17.3 million, consisting of contractual termination benefits of approximately $16.9 million and other costs of approximately $0.4 million.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

The following table sets forth the changes to the liability for the Best Restructuring during the first half of 2014:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2013	$5.5	$—	$5.5
Provision	—	—	—
Payments	(5.3)	—	(5.3)
Other	—	—	—
Balance, June 28, 2014	$0.2	$—	$0.2

Summary of Exit and Disposal Activities

The following table outlines amounts recorded within the unaudited condensed consolidated statement of operations associated with the Company's exit and disposal activities for the second quarter of 2014 and 2013:

	For the second quarter of 2014			For the second quarter of 2013
	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation Initiatives	$—	$1.6	$1.6	$—	$0.3	$0.3
Warehousing & Distribution Consolidation	0.1	0.1	0.2	—	—	—
Subsidiary Combinations	0.4	0.3	0.7	2.7	1.1	3.8
Total	$0.5	$2.0	$2.5	$2.7	$1.4	$4.1

The following table outlines amounts recorded within the unaudited condensed consolidated statement of operations associated with the Company's exit and disposal activities for the first half of 2014 and 2013:

	For the first half of 2014			For the first half of 2013
	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation Initiatives	$—	$2.7	$2.7	$—	$6.8	$6.8
Warehousing & Distribution Consolidation	0.3	0.6	0.9	—	—	—
Subsidiary Combinations	0.5	0.3	0.8	3.5	1.1	4.6
Total	$0.8	$3.6	$4.4	$3.5	$7.9	$11.4

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

(G)	Commitments and Contingencies

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

Indemnifications

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries, including certain pension and environmental liabilities.  The Company has recorded liabilities in relation to these indemnifications in the accompanying unaudited condensed consolidated balance sheet as follows:

	June 28, 2014	December 31, 2013
	(Dollar amounts in millions)

Accrued expenses	$2.5	$2.4
Other long-term liabilities	2.6	2.7
	$5.1	$5.1

Undiscounted future payments	$5.3	$5.4

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

Changes in the Company’s combined short-term and long-term warranty liabilities during the second quarter and first half of 2014 and 2013 are as follows:

	Second quarter of		First half of
	2014	2013	2014	2013
	(Dollar amounts in millions)
Balance, beginning of period	$56.5	$54.8	$56.8	$54.7
Warranties provided during period	6.0	9.7	11.8	14.5
Settlements made during period	(6.4)	(7.0)	(13.1)	(12.0)
Other changes in liability estimate, including expirations and acquisitions	1.6	0.5	2.2	0.8
Balance, end of period	$57.7	$58.0	$57.7	$58.0

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

Other Commitments and Contingencies

During the first half of 2014, the Company placed into service approximately $24.5 million and $7.0 million of buildings related to the 2013 construction in progress of new facilities in Mexico for the RHC and CES segments, respectively. In accordance with the provisions of ASC 840, Leases, the Company was considered to be the owner of the asset during the construction period and upon completion, the Company determined that the facilities did not qualify for de-recognition. These buildings are being depreciated over a 20 year estimated remaining useful life. The corresponding present values of the liabilities for the minimum monthly payments for these facilities are included in accrued liabilities for the current portion and other long-term liabilities for the long-term portion and are being amortized over 20 years using interest rates of approximately 7.5% and 6.4% for the RHC and CES obligations, respectively. Annual minimum payments under these agreements are approximately $2.4 million and $0.6 million for the RHC and CES obligations, respectively.

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

(H)	Income Taxes

The benefit from income taxes for the second quarter and first half of 2014 was approximately $14.3 million and $17.3 million, respectively. The provision for income taxes for the second quarter of 2013 was approximately $4.2 million, while the benefit from income taxes for the first half of 2013 was approximately $0.7 million. The effective income tax rate of a benefit of approximately 24.0% for the first half of 2014 differs from the United States federal statutory rate of a benefit of 35% principally as a result of non-deductible goodwill impairment, U.S. tax on unremitted earnings, losses in certain jurisdictions that cannot be benefited, and uncertain tax positions, partially offset by the impact of foreign rates. Compared to the United States federal statutory rate of a benefit of 35%, the effective income tax rate of a benefit of approximately 16.3% for the first half of 2013 differs principally as a result of losses in certain jurisdictions that cannot be benefited and the settlement of an uncertain tax position during the first quarter of 2013.

The Company has recorded approximately $3.8 million of realized tax benefits related to deductions for share-based compensation in excess of the corresponding book expense to additional paid in capital in the first half of 2014. The Company has approximately $3.1 million of remaining excess tax benefits that will be recognized as a credit to additional paid in capital when the benefits are realized on a tax return.  The Company accounts for share-based compensation deductions on the basis that these are the last tax benefits that are utilized.

As of January 1, 2014, the Company had a liability of approximately $20.8 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  As a result of additional provisions during the first half of 2014 and utilization of loss carryforwards, the liability for uncertain tax positions increased to approximately $27.6 million at June 28, 2014. The liability for uncertain tax positions is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet. The corresponding amount of gross uncertain tax benefits was approximately $31.5 million and $30.7 million at June 28, 2014 and December 31, 2013, respectively.

As of June 28, 2014 and December 31, 2013, the amount of uncertain tax positions that will impact the Company's effective tax rate is approximately $11.5 million and $10.9 million, respectively. The difference between the total amount of uncertain

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

tax positions and the amount that will impact the effective tax rate represents the federal tax effect of state tax items, items that offset temporary differences, and items that will result in the reduction of other tax assets.

As of June 28, 2014, the Company had approximately $3.9 million in unrecognized benefits relating to various tax issues, for which the statute of limitations is expected to expire in 2014.

As of June 28, 2014 and December 31, 2013, the total amount of accrued interest and penalties related to uncertain tax positions was approximately $4.4 million and $4.0 million, respectively.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

As of June 28, 2014, the Company had recorded a liability of approximately $0.8 million for potential income tax liabilities and approximately $0.7 million for additional VAT liabilities related to a tax audit at one of the Company's foreign subsidiaries for the years 2007 - 2012. During the first half of 2014, the Company reached an agreement with taxing authorities to settle the years 2007 and 2008 for approximately $0.2 million for income tax liabilities and approximately $0.2 million for VAT liabilities, which will be payable in quarterly installments over a three year period commencing April 2014. The years 2009 through 2012 remain open.

(I)	Segment Information

The Company's reporting segments are as follows:

•	the Residential Ventilation (“RESV”) segment,

•	the Technology Solutions (“TECH”) segment,

•	the Display Mount Solutions ("DMS") segment,

•	the Residential Heating and Cooling (“RHC”) segment, and

•	the Custom & Engineered Solutions (“CES”) segment.

During the second quarter of 2014, the Company changed the composition of its reporting segments to exclude the audio/video entities from the Technology Solutions segment due to the Chief Operating Decision Maker's decision to operate each of these entities separately and manage each as a standalone segment. As a result, the Company has restated prior period segment disclosures to conform to the new composition. The audio/video entities have been combined and not reported separately as they are individually not significant (the "AV segments"). These subsidiaries were principally acquired at various times from 2003 to 2011.

The AV segments include whole-house audio/video products, and home automation systems as well as certain accessories often used with these systems such as power conditioners and surge protectors. Whole-house audio/video products include, among other products, multi-room/multi-source controllers and amplifiers, architectural speakers, and control devices such as keypads, remote controls and volume controls. Home automation systems include software and hardware that facilitate the control of third-party residential subsystems such as home theater, whole-house audio, climate control, lighting, security and irrigation.

For a description of the activities of the Company's primary reporting segments, see "Segment Information and Concentration of Credit Risk", of the Company's 2013 Form 10-K.

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

The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs and impairment charges. Intersegment net sales and intersegment eliminations are not material for any of the periods presented. The financial statement impact of all acquisition accounting adjustments, including intangible assets amortization and goodwill, are reflected in the applicable operating segment, which are the Company’s reporting units.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

Unaudited net sales, operating earnings and earnings (loss) before provision (benefit) for income taxes for the Company’s reporting segments for the second quarter and first half of 2014 and 2013 were as follows:

	Second quarter of		First half of
	2014	2013	2014	2013
	(Dollar amounts in millions)
Net sales:
RESV	$151.5	$150.2	$292.3	$294.7
TECH	161.5	110.1	246.8	177.7
DMS	69.3	69.0	130.9	130.0
RHC	159.9	137.3	260.7	224.7
CES	139.4	120.0	262.8	235.8
AV	37.0	44.1	72.9	86.9
Consolidated net sales	$718.6	$630.7	$1,266.4	$1,149.8

Operating earnings (loss):
RESV	$17.3	$19.3	$26.9	$30.7
TECH	22.0	7.1	23.1	11.9
DMS	11.6	10.9	19.1	16.8
RHC	11.9	14.9	15.1	9.8
CES	12.2	8.5	23.3	15.5
AV	(8.1)	(4.1)	(12.8)	(6.1)
Subtotal	66.9	56.6	94.7	78.6
Impairment of long-lived assets and goodwill	(80.4)	—	(80.4)	—
Unallocated, net	(18.6)	(16.2)	(33.9)	(33.6)
Consolidated operating (loss) earnings	(32.1)	40.4	(19.6)	45.0
Net interest expense	(26.6)	(24.7)	(50.7)	(49.3)
Loss from debt retirement	(1.8)	—	(1.8)	—
(Loss) earnings before (benefit) provision for income taxes	$(60.5)	$15.7	$(72.1)	$(4.3)

Intersegment sales between the TECH segment and the combined AV segments totaled approximately $4.7 million and $5.3 million for the second quarter of 2014 and 2013, respectively, and totaled approximately $8.3 million and $10.2 million for the first half of 2014 and 2013, respectively.

See Note F, “Exit & Disposal Activities” and Note G, "Commitments & Contingencies", with respect to certain other items affecting segment earnings (loss).

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

Segment assets at June 28, 2014 and December 31, 2013 for the Company’s reporting segments are presented in the table that follows:

	June 28, 2014	December 31, 2013
	(Dollar amounts in millions)
Segment Assets:
RESV	$612.6	$610.7
TECH	407.8	327.7
DMS	376.1	378.4
RHC	529.2	175.0
CES	203.6	199.0
AV	65.8	148.9
	2,195.1	1,839.7
Unallocated:
Cash and cash equivalents, including current restricted cash	92.2	83.8
Deferred tax assets	30.8	29.7
Other assets, including long-term restricted investments and marketable securities	44.8	37.7
Consolidated assets	$2,362.9	$1,990.9

(J)	Equity Activity

Restricted Stock

During the first half of 2014, 148,050 shares of restricted stock vested, of which 53,046 shares of common stock were delivered to the Company as payment in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Stock Options

During the first half of 2014, 70,464 stock options were exercised for common stock, of which 16,385 shares of common stock were delivered to the Company as payment in lieu of cash for stock options exercised and related minimum tax withholdings.

Warrants

During the first half of 2014, 894 of warrants were exercised for common stock, of which 625 shares of common stock were delivered to the Company as payment in lieu of cash for warrants exercised.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

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

The balances of each component, net of tax attributes, within accumulated other comprehensive loss for the second quarter and first half of 2014 are as follows:

	Second quarter of 2014			First Half of 2014
	Foreign Currency Translation	Pension Liability Adjustment	Total Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation	Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(Dollar amounts in millions)
Balance, beginning of period	$(3.4)	$(15.4)	$(18.8)	$(0.9)	$(15.4)	$(16.3)

Other comprehensive income (loss) before reclassifications	2.1	(0.3)	1.8	(0.4)	(0.3)	(0.7)
Amounts reclassified from AOCI to SG&A (1)	—	—	—	—	—	—
Net current-period other comprehensive income (loss)	2.1	(0.3)	1.8	(0.4)	(0.3)	(0.7)

Balance, end of period	$(1.3)	$(15.7)	$(17.0)	$(1.3)	$(15.7)	$(17.0)

(1)	For additional information, see Note L, "Pension, Profit Sharing and & Other Post-Retirement Benefits".

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

(K)	Earnings (Loss) per Share

Basic earnings per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliations between basic and diluted loss per share for the second quarter and first half of 2014 and 2013 are as follows:

	Second quarter of		First half of
	2014	2013	2014	2013
	(Dollar amounts in millions, except per share data)

Net (loss) earnings	$(46.2)	$11.5	$(54.8)	$(3.6)

Weighted average common shares outstanding	15,557,173	15,364,679	15,527,173	15,348,228
Dilutive effect of common share equivalents	—	485,188	—	—
Dilutive shares outstanding	15,557,173	15,849,867	15,527,173	15,348,228

Basic (loss) earnings per share	$(2.97)	$0.75	$(3.53)	$(0.23)

Diluted (loss) earnings per share	$(2.97)	$0.73	$(3.53)	$(0.23)

The effect of certain potential common share equivalents, as outlined below, were excluded from the computation of diluted shares outstanding for the second quarter and first half of 2014 and 2013 as their inclusion would have been anti-dilutive. Restricted stock awards which vest based upon achievement of performance targets were excluded from the diluted shares outstanding as the performance targets had not been met as of the end of the first half of 2014 and 2013.

A summary of the weighted average anti-dilutive shares excluded from the second quarter of 2014 and 2013 is as follows:

	Second quarter of		First half of
	2014	2013	2014	2013
Warrants	645,746	—	645,969	657,902
Restricted stock	429,554	357,073	410,410	517,195
Stock options	632,919	121,000	636,543	686,564
Total	1,708,219	478,073	1,692,922	1,861,661

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

(L)	Pension, Profit Sharing & Other Post-Retirement Benefits

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing, and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension, profit sharing and other post-retirement health benefit expense charged to operations aggregated approximately $2.7 million and $2.1 million for the second quarter of 2014 and 2013, respectively, and aggregated approximately $5.5 million and $4.3 million for the first half of 2014 and 2013, respectively. The increase in pension, profit sharing and other post-retirement health benefit expense is due primarily to increases in the company matched contribution on 401k plans and increases in profit sharing accruals at certain of the Company's subsidiaries. This increase was partially offset by a decrease in the defined benefit plan expense attributable to a reduction in the required recognition of the cumulative unrecognized loss. Favorable investment return and an increase in the discount rate combined to both improve the funded status and reduce the outstanding loss.

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At June 28, 2014, the Company estimated that approximately $7.0 million would be contributed to the Company's defined benefit pension plans in 2014, of which approximately $2.9 million was contributed through the first half of 2014.

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the second quarter and first half of 2014 and 2013 consists of the following components:

	Second quarter of		First half of
	2014	2013	2014	2013
	(Dollar amounts in millions)
Service cost	$0.1	$0.1	$0.3	$0.2
Interest cost	1.9	1.7	3.8	3.4
Expected return on plan assets	(1.9)	(1.7)	(3.8)	(3.4)
Net amortization of actuarial loss	—	0.3	—	0.5
Net periodic benefit cost	$0.1	$0.4	$0.3	$0.7

There were no periodic benefit costs for the Company's post-retirement health benefit plan for the second quarter or first half of 2014 or 2013.

(M)	Fair Value

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

Measured on a Recurring Basis

Restricted Investments and Marketable Securities (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at June 28, 2014 or December 31, 2013.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the unaudited condensed consolidated balance sheets at June 28, 2014 and December 31, 2013 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value (Level 1) because of their short-term nature.

Long-Term Debt -- At June 28, 2014, the fair value of the Company's long-term indebtedness was approximately $99.6 million higher than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before net unamortized premium of approximately $3.5 million. At December 31, 2013, the fair value of the Company’s long-term indebtedness was approximately $107.7 million higher than the amount on the Company's consolidated balance sheet, before net unamortized premium of approximately $4.5 million.  The Company determined the fair market value of its 10% Notes and 8.5% Notes using available market quotes (Level 1). For the Company's remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and the Term Loan Facility), the Company assumed that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and the Company's estimated credit risk.

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

Consolidating balance sheets related to Nortek, the Guarantors and non-Guarantor subsidiaries as of June 28, 2014 and December 31, 2013 and the related consolidating statements of operations, comprehensive income (loss), and cash flows for the second quarter and first half of 2014 and 2013 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

Condensed Consolidating Balance Sheet as of June 28, 2014

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$37.5	$14.1	$39.7	$—	$91.3
Restricted cash	0.9	—	—	—	0.9
Accounts receivable, less allowances	—	341.6	68.6	—	410.2
Intercompany receivables	0.5	—	67.0	(67.5)	—
Inventories, net	—	279.6	93.9	(8.1)	365.4
Prepaid expenses	3.2	9.8	5.9	—	18.9
Other current assets	0.9	4.3	10.9	—	16.1
Deferred tax assets	3.5	27.8	—	(0.5)	30.8
Total current assets	46.5	677.2	286.0	(76.1)	933.6

Property and Equipment, at Cost:
Total property and equipment, net	10.5	167.2	70.7	—	248.4

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,476.8	330.5	—	(1,807.3)	—
Goodwill	—	448.2	31.5	—	479.7
Intangible assets, less accumulated amortization	—	600.8	71.9	(10.0)	662.7
Deferred tax asset	10.5	—	—	(10.5)	—
Other assets	23.3	14.4	0.8	—	38.5
Total other long-term assets	1,510.6	1,393.9	104.2	(1,827.8)	1,180.9
Total Assets	$1,567.6	$2,238.3	$460.9	$(1,903.9)	$2,362.9

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Short term bank obligations	$—	$—	$0.6	$—	$0.6
Current maturities of long-term debt	18.8	2.4	—	—	21.2
Accounts payable	5.9	171.4	136.8	—	314.1
Accrued expenses and taxes, net	41.8	139.1	46.1	—	227.0
Current deferred taxes	—	—	0.5	(0.5)	—
Intercompany payables	—	67.5	—	(67.5)	—
Total current liabilities	66.5	380.4	184.0	(68.0)	562.9

Other Liabilities:
Deferred income taxes	—	128.9	19.5	(13.6)	134.8
Other long-term liabilities	37.1	134.1	21.2	—	192.4
Long-term intercompany payables	—	—	125.8	(125.8)	—
	37.1	263.0	166.5	(139.4)	327.2

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,415.6	8.8	—	—	1,424.4

Stockholders' investment (deficit)	48.4	1,586.1	110.4	(1,696.5)	48.4
Total Liabilities and Stockholders' Investment (Deficit)	$1,567.6	$2,238.3	$460.9	$(1,903.9)	$2,362.9

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the second quarter ended June 28, 2014

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$624.3	$243.2	$(148.9)	$718.6
Cost of products sold	—	447.5	209.8	(148.5)	508.8
Gross profit	—	176.8	33.4	(0.4)	209.8
Selling, general and administrative expense, net	18.4	101.0	26.9	—	146.3
Impairment of long-lived assets and goodwill	—	70.1	10.3	—	80.4
Amortization of intangible assets	—	14.0	1.4	(0.2)	15.2
Operating (loss) earnings	(18.4)	(8.3)	(5.2)	(0.2)	(32.1)
Net interest expense	(25.8)	(0.8)	—	—	(26.6)
Loss from debt retirement	(1.8)	—	—	—	(1.8)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(46.0)	(9.1)	(5.2)	(0.2)	(60.5)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(14.5)	(22.7)	0.3	36.9	—
(Loss) earnings before (benefit) provision for income taxes	(60.5)	(31.8)	(4.9)	36.7	(60.5)
(Benefit) provision for income taxes	(14.3)	(9.0)	(0.4)	9.4	(14.3)
Net (loss) earnings	$(46.2)	$(22.8)	$(4.5)	$27.3	$(46.2)

Comprehensive (loss) income	$(44.4)	$(22.8)	$(2.8)	$25.6	$(44.4)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the first six months ended June 28, 2014

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$1,086.1	$432.7	$(252.4)	$1,266.4
Cost of products sold	—	776.8	375.5	(250.3)	902.0
Gross profit	—	309.3	57.2	(2.1)	364.4
Selling, general and administrative expense, net	33.7	193.0	48.1	—	274.8
Impairment of long-lived assets and goodwill	—	70.1	10.3	—	80.4
Amortization of intangible assets	—	27.1	2.1	(0.4)	28.8
Operating (loss) earnings	(33.7)	19.1	(3.3)	(1.7)	(19.6)
Net interest expense	(49.7)	(0.9)	(0.1)	—	(50.7)
Loss from debt retirement	(1.8)	—	—	—	(1.8)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(85.2)	18.2	(3.4)	(1.7)	(72.1)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	13.1	(39.5)	0.5	25.9	—
(Loss) earnings before (benefit) provision for income taxes	(72.1)	(21.3)	(2.9)	24.2	(72.1)
(Benefit) provision for income taxes	(17.3)	(4.8)	1.7	3.1	(17.3)
Net (loss) earnings	$(54.8)	$(16.5)	$(4.6)	$21.1	$(54.8)

Comprehensive (loss) income	$(55.5)	$(16.5)	$(5.3)	$21.8	$(55.5)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the second quarter ended June 29, 2013

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$544.8	$192.9	$(107.0)	$630.7
Cost of products sold	—	386.0	162.2	(104.9)	443.3
Gross profit	—	158.8	30.7	(2.1)	187.4
Selling, general and administrative expense, net	16.1	94.0	23.3	—	133.4
Amortization of intangible assets	—	13.1	0.7	(0.2)	13.6
Operating (loss) earnings	(16.1)	51.7	6.7	(1.9)	40.4
Net interest (expense) income	(24.2)	(0.6)	0.1	—	(24.7)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(40.3)	51.1	6.8	(1.9)	15.7
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	56.0	(18.7)	0.3	(37.6)	—
Earnings (loss) before provision (benefit) for income taxes	15.7	32.4	7.1	(39.5)	15.7
Provision (benefit) for income taxes	4.2	8.1	3.1	(11.2)	4.2
Net earnings (loss)	$11.5	$24.3	$4.0	$(28.3)	$11.5

Comprehensive income (loss)	$9.9	$24.3	$2.1	$(26.4)	$9.9

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the first six months ended June 29, 2013

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$978.7	$364.9	$(193.8)	$1,149.8
Cost of products sold	—	704.0	308.6	(191.6)	821.0
Gross profit	—	274.7	56.3	(2.2)	328.8
Selling, general and administrative expense, net	33.0	179.6	46.3	—	258.9
Amortization of intangible assets	—	23.9	1.4	(0.4)	24.9
Operating (loss) earnings	(33.0)	71.2	8.6	(1.8)	45.0
Net interest expense	(48.0)	(1.3)	—	—	(49.3)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(81.0)	69.9	8.6	(1.8)	(4.3)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	76.7	(34.9)	0.5	(42.3)	—
(Loss) earnings before (benefit) provision for income taxes	(4.3)	35.0	9.1	(44.1)	(4.3)
(Benefit) provision for income taxes	(0.7)	8.2	4.0	(12.2)	(0.7)
Net (loss) earnings	$(3.6)	$26.8	$5.1	$(31.9)	$(3.6)

Comprehensive (loss) income	$(8.2)	$26.9	$—	$(26.9)	$(8.2)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

Condensed Consolidating Cash Flow Statement
For the first six months ended June 28, 2014

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(89.7)	$17.2	$12.0	$(60.5)
Cash Flows from investing activities:
Capital expenditures	(4.9)	(11.1)	(2.3)	(18.3)
Net cash paid for businesses acquired	(184.5)	—	(70.4)	(254.9)
Intercompany dividends	—	15.5	(15.5)	—
Intercompany contributions	(0.3)	—	0.3	—
Investment in joint venture	—	—	—	—
Proceeds from the sale of property and equipment	—	1.1	0.5	1.6
Change in restricted cash and marketable securities	0.1	0.1	0.1	0.3
Other, net	—	(1.5)	—	(1.5)
Net cash (used in) provided by investing activities	(189.6)	4.1	(87.3)	(272.8)

Cash Flows from financing activities:
Proceeds from borrowings	140.0	—	1.5	141.5
Payment of borrowings	(45.1)	(1.4)	(1.6)	(48.1)
Net proceeds from borrowings under the senior secured term loan facility due 2020	349.1	—	—	349.1
Redemption of the senior secured term loan facility due 2017	(93.0)	—	—	(93.0)
Fees paid in connection with debt facilities	(5.9)	—	—	(5.9)
Net use from equity transactions	(3.7)	—	—	(3.7)
Excess tax benefit on share-based awards	3.8	—	—	3.8
Long-term intercompany advances and loans	(51.6)	(25.8)	77.4	—
Other, net	—	—	—	—
Net cash provided by (used in) financing activities	293.6	(27.2)	77.3	343.7
Net change in unrestricted cash and cash equivalents	14.3	(5.9)	2.0	10.4
Unrestricted cash and cash equivalents at the beginning of the period	23.2	20.0	37.7	80.9
Unrestricted cash and cash equivalents at the end of the period	$37.5	$14.1	$39.7	$91.3

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 28, 2014 AND JUNE 29, 2013

Condensed Consolidating Cash Flow Statement
For the first six months ended June 29, 2013

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

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

During the second quarter of 2014, we changed the composition of our reporting segments to exclude the audio/video entities from the Technology Solutions segment due to the Chief Operating Decision Maker's decision to operate each of these entities separately and manage each as a standalone segment. As a result, we have restated prior period segment disclosures to conform to the new composition. The audio/video entities have been combined and not reported separately as they are individually not significant (the "AV segments"). These subsidiaries were principally acquired at various times from 2003 to 2011.

The AV segments include whole-house audio/video products, and home automation systems as well as certain accessories often used with these systems such as power conditioners and surge protectors. Whole-house audio/video products include, among other products, multi-room/multi-source controllers and amplifiers, architectural speakers, and control devices such as keypads, remote controls and volume controls. Home automation systems include software and hardware that facilitate the control of third-party residential subsystems such as home theater, whole-house audio, climate control, lighting, security and irrigation.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

Basis of Presentation

We operate on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended June 28, 2014 ("second quarter of 2014") and June 29, 2013 ("second quarter of 2013") each include 91 days. The first six months ended June 28, 2014 ("first half of 2014") and June 29, 2013 ("first half of 2013") include 179 days and 180 days, respectively.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

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

Changes in key industry activity affecting our businesses in North America for the second quarter and first half of 2014, the fourth quarter of 2013 and the full year of 2013 as compared to the prior comparable periods were as follows:

		% Increase (Decrease)
	Source of Data	2nd Quarter 2014	1st Half 2014	4th Quarter 2013	Full Year 2013
Private residential construction spending	1	8%	10%	15%	20%
Total U.S. housing starts	1	12%	6%	14%	19%
Total Canadian housing starts	2	4%	3%	(4)%	(13)%
New home sales	1	(6)%	(4)%	17%	16%
Existing home sales	3	(5)%	(5)%	1%	9%
Residential improvement spending	1	(1)%	1%	5%	6%
Central air conditioning and heat pump shipments	4	5%	8%	12%	10%
Gas furnace shipments	4	1%	6%	13%	16%
Private non-residential construction spending	1	11%	13%	7%	1%
Manufactured housing shipments	5	n/a	n/a	15%	10%
Residential fixed investment spending	6	1%	2%	7%	12%

Source of data, based upon most recently available data:

(1)	U.S. Census Bureau

(2)	Canada Mortgage and Housing Corporation

(3)	National Association of Realtors

(4)	Air Conditioning, Heating and Refrigeration Institute

(5)	Institute for Building Technology and Safety

(6)	U.S. Bureau of Economic Analysis

(n/a)	Not available

The demand for certain of our products is seasonal, particularly in the Northeast and Midwest regions of the United States. Inclement weather during winter months usually reduces the level of building and remodeling activity in both home improvement and new construction markets, thereby reducing our sales levels during the first and fourth quarters. Due to seasonal factors, Reznor's strongest quarters are typically in the first and fourth quarters. As such, we believe that the acquisition of Reznor will help with the overall seasonality of our business.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

Outlook

Based on recent trends in the housing market, such as in U.S. single-family housing starts, building permits, and home sales, we anticipate that residential new construction and remodeling and replacement activity will be only moderately higher in the remainder of 2014 compared with the second half of 2013. For the remainder of the year, our expectation is that demand for residential security and home automation products will continue to be higher than the levels experienced in 2013. Lastly, leading indicators for certain non-residential markets that we sell into, such as healthcare, have been soft recently. Therefore, we are cautious in our overall outlook for non-residential construction activity in the second half of 2014.

As discussed below in "- Liquidity and Capital Resources - Operational Improvement Initiatives", we are well along in our operational improvement process focused on improving our strategic sourcing and supply chain capabilities, streamlining our warehousing and logistics, and optimizing our manufacturing footprint. Although our investments in these initiatives have reduced our operating margins in prior quarters, we believe they have begun to generate savings as planned, primarily related to sourcing improvements.

With these operational improvement initiatives under way, we believe that we are in a position to focus more of our attention on ways to increase net sales. Toward that end, we are executing on various marketing and product development strategies aimed at adding products that can accelerate our growth by leveraging our brands and distribution channels. We are approaching the remainder of 2014 with a keen focus on driving improvement through our operational improvement initiatives and sales growth strategies.

Acquisitions

We account for acquisitions under the acquisition method of accounting and, accordingly, the results of these acquisitions are included in our consolidated results from the date of their acquisition. We have made the following acquisitions since January 1, 2013:

Reporting Segment	Acquired Company	Acquisition Date	Primary Business of Acquired Company
TECH	Gefen Distribution Verwaltungs GmbH ("Gefen Distribution")	February 22, 2013	Distributes Gefen products in Europe.
TECH	2GIG Technologies, Inc. (“2GIG”)	April 1, 2013	Designs and supplies residential security and home automation systems
RHC	Heating, ventilation and air conditioning business of Thomas & Betts Corporation ("Reznor")	April 30, 2014	Manufactures industrial and commercial HVAC products

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

Results of Operations
Our consolidated operating results for the second quarter of 2014 and 2013 were as follows:

	Second quarter of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$718.6	100.0%	$630.7	100.0%	$87.9	N/A %
COGS:
Material costs	354.8	49.4	306.8	48.6	48.0	0.8
Labor costs	37.0	5.1	31.5	5.0	5.5	0.1
Overhead costs	117.0	16.3	105.0	16.7	12.0	(0.4)
Total COGS	508.8	70.8	443.3	70.3	65.5	0.5
Gross profit	209.8	29.2	187.4	29.7	22.4	(0.5)
SG&A	146.3	20.4	133.4	21.1	12.9	(0.7)
Impairment of long-lived assets and goodwill	80.4	11.2	—	—	80.4	11.2
Amortization of intangible assets	15.2	2.1	13.6	2.2	1.6	(0.1)
Operating (loss) earnings	(32.1)	(4.5)	40.4	6.4	(72.5)	(10.9)
Net interest expense	(26.6)	(3.7)	(24.7)	(3.9)	(1.9)	0.2
Loss from debt retirement	(1.8)	(0.2)	—	—	(1.8)	(0.2)
(Loss) earnings before (benefit) provision for income taxes	(60.5)	(8.4)	15.7	2.5	(76.2)	(10.9)
(Benefit) provision for income taxes	(14.3)	(2.0)	4.2	0.7	(18.5)	(2.7)
Net (loss) earnings	$(46.2)	(6.4)%	$11.5	1.8%	$(57.7)	(8.2)%

Other financial information:
Depreciation and amortization	$27.2	3.8%	$26.3	4.2%	$0.9	(0.4)%
Non-cash impairment charges	80.4	11.2	—	—	80.4	11.2
Share-based compensation expense	2.2	0.3	4.7	0.7	(2.5)	(0.4)
Restructuring and transformation charges	7.7	1.1	8.4	1.3	(0.7)	(0.2)
Other	3.2	0.4	1.7	0.3	1.5	0.1
Net sales and operating earnings (loss) by segment for the second quarter of 2014 and 2013 were as follows:

	Net Sales				Operating Earnings (Loss)
	Second quarter of		Change		Second quarter of		Change
	2014	2013	$	%	2014	2013	$	%
	(Dollar amounts in millions)
RESV	$151.5	$150.2	$1.3	0.9%	$17.3	$19.3	$(2.0)	(10.4)%
TECH	161.5	110.1	51.4	46.7	22.0	7.1	14.9	*
DMS	69.3	69.0	0.3	0.4	11.6	10.9	0.7	6.4
RHC	159.9	137.3	22.6	16.5	11.9	14.9	(3.0)	(20.1)
CES	139.4	120.0	19.4	16.2	12.2	8.5	3.7	43.5
AV	37.0	44.1	(7.1)	(16.1)%	(8.1)	(4.1)	(4.0)	(97.6)
	$718.6	$630.7	$87.9	13.9%	66.9	56.6	10.3	18.2
Impairment of long-lived assets and goodwill					(80.4)	—	(80.4)	*
Unallocated					(18.6)	(16.2)	(2.4)	(14.8)
					$(32.1)	$40.4	$(72.5)	*%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

Our consolidated operating results for the first half of 2014 and 2013 were as follows:

	First half of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$1,266.4	100.0%	$1,149.8	100.0%	$116.6	N/A %
COGS:
Material costs	616.5	48.7	554.2	48.2	62.3	0.5
Labor costs	68.2	5.4	61.1	5.3	7.1	0.1
Overhead costs	217.3	17.1	205.7	17.9	11.6	(0.8)
Total COGS	902.0	71.2	821.0	71.4	81.0	(0.2)
Gross profit	364.4	28.8	328.8	28.6	35.6	0.2
SG&A	274.8	21.7	258.9	22.5	15.9	(0.8)
Impairment of long-lived assets and goodwill	80.4	6.4	—	—	80.4	6.4
Amortization of intangible assets	28.8	2.3	24.9	2.2	3.9	0.1
Operating (loss) earnings	(19.6)	(1.6)	45.0	3.9	(64.6)	(5.5)
Net interest expense	(50.7)	(4.0)	(49.3)	(4.3)	(1.4)	0.3
Loss from debt retirement	(1.8)	(0.1)	—	—	(1.8)	(0.1)
Loss before benefit from income taxes	(72.1)	(5.7)	(4.3)	(0.4)	(67.8)	(5.3)
Benefit from income taxes	(17.3)	(1.4)	(0.7)	(0.1)	(16.6)	(1.3)
Net loss	$(54.8)	(4.3)%	$(3.6)	(0.3)%	$(51.2)	(4.0)%

Other financial information:
Depreciation and amortization	$50.7	4.0%	$46.8	4.1%	$3.9	(0.1)%
Non-cash impairment charges	80.4	6.3	—	—	80.4	6.3
Share-based compensation expense	3.9	0.3	7.3	0.6	(3.4)	(0.3)
Restructuring and transformation charges	11.5	0.9	20.0	1.7	(8.5)	(0.8)
Other	5.2	0.4	4.4	0.4	0.8	—
Net sales and operating earnings (loss) by segment for the first half of 2014 and 2013 were as follows:

	Net Sales				Operating Earnings (Loss)
	First half of		Change		First half of		Change
	2014	2013	$	%	2014	2013	$	%
	(Dollar amounts in millions)
RESV	$292.3	$294.7	$(2.4)	(0.8)%	$26.9	$30.7	$(3.8)	(12.4)%
TECH	246.8	177.7	69.1	38.9	23.1	11.9	11.2	94.1
DMS	130.9	130.0	0.9	0.7	19.1	16.8	2.3	13.7
RHC	260.7	224.7	36.0	16.0	15.1	9.8	5.3	54.1
CES	262.8	235.8	27.0	11.5	23.3	15.5	7.8	50.3
AV	72.9	86.9	(14.0)	(16.1)%	(12.8)	(6.1)	(6.7)	*
	$1,266.4	$1,149.8	$116.6	10.1%	94.7	78.6	16.1	20.5
Impairment of long-lived assets and goodwill					(80.4)	—	(80.4)	*
Unallocated					(33.9)	(33.6)	(0.3)	(0.9)
					$(19.6)	$45.0	$(64.6)	*%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

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

RESV Segment

The operating results for the RESV segment for the second quarter of 2014 and 2013 were as follows:

	Second quarter of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$151.5	100.0%	$150.2	100.0%	$1.3	N/A %

COGS:
Material costs	65.4	43.2	64.3	42.8	1.1	0.4
Labor costs	7.7	5.1	7.6	5.1	0.1	—
Overhead costs	29.2	19.2	28.5	19.0	0.7	0.2
Total COGS	102.3	67.5	100.4	66.9	1.9	0.6
Gross Profit	49.2	32.5	49.8	33.1	(0.6)	(0.6)
SG&A	28.1	18.6	26.7	17.8	1.4	0.8
Amortization of intangible assets	3.8	2.5	3.8	2.5	—	—
Operating earnings	$17.3	11.4%	$19.3	12.8%	$(2.0)	(1.4)%

Other financial information:
Depreciation and amortization	$5.7	3.8%	$6.3	4.2%	$(0.6)	(0.4)%
Share-based compensation expense	0.2	0.1	0.4	0.3	(0.2)	(0.2)
Other	(0.3)	(0.2)	—	—	(0.3)	(0.2)

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

The operating results for the RESV segment for the first half of 2014 and 2013 were as follows:

	First half of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$292.3	100.0%	$294.7	100.0%	$(2.4)	N/A %

COGS:
Material costs	126.8	43.4	126.2	42.8	0.6	0.6
Labor costs	15.0	5.1	15.2	5.2	(0.2)	(0.1)
Overhead costs	61.5	21.1	62.0	21.0	(0.5)	0.1
Total COGS	203.3	69.6	203.4	69.0	(0.1)	0.6
Gross Profit	89.0	30.4	91.3	31.0	(2.3)	(0.6)
SG&A	54.5	18.6	53.0	18.0	1.5	0.6
Amortization of intangible assets	7.6	2.6	7.6	2.6	—	—
Operating earnings	$26.9	9.2%	$30.7	10.4%	$(3.8)	(1.2)%

Other financial information:
Depreciation and amortization	$12.0	4.1%	$12.9	4.4%	$(0.9)	(0.3)%
Share-based compensation expense	0.4	0.1	0.7	0.2	(0.3)	(0.1)
Other	(0.2)	(0.1)	(0.1)	—	(0.1)	(0.1)

Increases (decreases) in net sales by region for the second quarter of 2014 as compared to the same period of 2013, as reported and excluding the impact of changes in foreign currency exchange rates, were as follows:

					Change
	Second quarter of				Excluding
	2014	2013	Change	FX	FX
			(Dollar amounts in millions)
United States	$110.1	$106.2	$3.9	$—	$3.9
Canada	28.7	31.1	(2.4)	1.7	(0.7)
North America	138.8	137.3	1.5	1.7	3.2
Europe & Other Regions	12.7	12.9	(0.2)	(0.6)	(0.8)
	$151.5	$150.2	$1.3	$1.1	$2.4

Increases (decreases) in net sales by region for the first half of 2014 as compared to the same period of 2013, as reported and excluding the impact of changes in foreign currency exchange rates, were as follows:

					Change
	First half of				Excluding
	2014	2013	Change	FX	FX
			(Dollar amounts in millions)
United States	$209.6	$206.7	$2.9	$—	$2.9
Canada	56.0	62.1	(6.1)	4.2	(1.9)
North America	265.6	268.8	(3.2)	4.2	1.0
Europe & Other Regions	26.7	25.9	0.8	(1.1)	(0.3)
	$292.3	$294.7	$(2.4)	$3.1	$0.7

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

Excluding the effect of changes in foreign currency exchange rates, the increase in net sales for the second quarter and first half of 2014 as compared to the same periods of 2013 is primarily attributable to price increases, and for the second quarter of 2014, volume/mix changes. Additionally, the decrease in Canadian sales is primarily attributable to a decrease in the wholesale distribution channel due to colder weather in the first quarter of 2014, which led to poor foot traffic, and softness in the retail distribution channel primarily as a result of continued weakness in the Canadian housing market.

U.S. sales by distribution channel for the second quarter and first half of 2014 and 2013 were as follows:

	Second quarter of				First half of
			Change				Change
	2014	2013	$	%	2014	2013	$	%
	(Dollar amounts in millions)
Retail	$40.7	$37.4	$3.3	8.8%	$77.0	$75.2	$1.8	2.4%
Appliance	18.3	15.3	3.0	19.6	34.8	29.0	5.8	20.0
Wholesale	39.7	40.4	(0.7)	(1.7)	75.6	77.5	(1.9)	(2.5)
Other	11.4	13.1	(1.7)	(13.0)	22.2	25.0	(2.8)	(11.2)
	$110.1	$106.2	$3.9	3.7%	$209.6	$206.7	$2.9	1.4%

The decrease in the wholesale distribution channel for the second quarter and first half of 2014 includes lower sales resulting from the exit of a product line during the first quarter of 2014. This discontinued product line resulted in approximately $3.1 million and $5.6 million of lower RESV U.S. net sales in the second quarter and first half of 2014, respectively, as compared to the same periods of 2013.

COGS as a percentage of net sales increased during the second quarter and first half of 2014 as compared to the same periods of 2013. Material costs as a percentage of net sales for the second quarter and first half of 2014 increased as compared to the same periods of 2013, primarily due to higher prices related to the purchase of steel and motors and changes in product mix. Overhead and other costs increased in the second quarter as compared to the same period of 2013 primarily as a result of higher freight costs. COGS for the second quarter and first half of 2014 also includes a decrease of approximately $0.9 million and $2.3 million, respectively, related to the effects of changes in foreign currency exchange rates and an increase in product liability expense of approximately $1.8 million and $0.9 million, respectively.

SG&A as a percentage of net sales increased during the second quarter and first half of 2014 as compared to the same periods of 2013 primarily as a result of higher salary and wages for existing headcount and increasing fringe benefit costs.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

TECH Segment

As noted previously, during the second quarter of 2014, we changed the composition of our reporting segments to exclude the audio/video entities from the TECH segment. As a result, we have restated prior period segment disclosures to conform to the new composition.

The operating results for the TECH segment for the second quarter of 2014 and 2013 were as follows:

	Second quarter of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$161.5	100.0%	$110.1	100.0%	$51.4	N/A %

COGS:
Material costs	94.1	58.3	62.0	56.3	32.1	2.0
Labor costs	3.2	2.0	1.5	1.4	1.7	0.6
Overhead costs	17.0	10.5	14.9	13.5	2.1	(3.0)
Total COGS	114.3	70.8	78.4	71.2	35.9	(0.4)
Gross Profit	47.2	29.2	31.7	28.8	15.5	0.4
SG&A	22.0	13.6	21.4	19.4	0.6	(5.8)
Amortization of intangible assets	3.2	2.0	3.2	2.9	—	(0.9)
Operating earnings	$22.0	13.6%	$7.1	6.5%	$14.9	7.1%

Other financial information:
Depreciation and amortization	$4.2	2.6%	$7.7	7.0%	$(3.5)	(4.4)%
Share-based compensation expense	0.2	0.1	0.3	0.3	(0.1)	(0.2)
Restructuring and transformation charges	0.1	0.1	—	—	0.1	0.1
Other	(0.1)	(0.1)	1.9	1.7	(2.0)	(1.8)

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

The operating results for the TECH segment for the first half of 2014 and 2013 were as follows:

	First half of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$246.8	100.0%	$177.7	100.0%	$69.1	N/A %

COGS:
Material costs	141.5	57.3	102.1	57.5	39.4	(0.2)
Labor costs	5.4	2.2	3.1	1.7	2.3	0.5
Overhead costs	28.0	11.4	21.1	11.9	6.9	(0.5)
Total COGS	174.9	70.9	126.3	71.1	48.6	(0.2)
Gross Profit	71.9	29.1	51.4	28.9	20.5	0.2
SG&A	42.3	17.1	35.3	19.9	7.0	(2.8)
Amortization of intangible assets	6.5	2.6	4.2	2.3	2.3	0.3
Operating earnings	$23.1	9.4%	$11.9	6.7%	$11.2	2.7%

Other financial information:
Depreciation and amortization	$8.4	3.4%	$9.2	5.2%	$(0.8)	(1.8)%
Share-based compensation expense	0.3	0.1	0.4	0.2	(0.1)	(0.1)
Restructuring and transformation charges	1.0	0.4	—	—	1.0	0.4
Other	(0.3)	(0.1)	1.9	1.1	(2.2)	(1.2)

Net sales in the TECH segment increased approximately $51.4 million and $69.1 million in the second quarter and first half of 2014 as compared to the same periods of 2013, which was driven by increased shipments of security, access control and home automation products. Increased shipments were due, in part, to a shift in order timing from the first to second quarter by a major customer. The acquisition of 2GIG in April 2013 as well as organic growth also contributed to the increase in net sales.

As noted in the table above, COGS as a percentage of net sales decreased in the second quarter and first half of 2014 as compared to the same periods of 2013. The decrease was primarily as a result of a decrease in overhead costs as a percentage of net sales, partially offset by an increase in material costs as a percentage of net sales for the second quarter of 2014 as compared to the second quarter of 2013 and a decrease in material costs as a percentage of net sales for the first half of 2014 as compared to the first half of 2013. The decrease in overhead costs as a percentage of net sales for both periods is primarily as a result of an increase in sales volume without a proportionate increase in overhead due to the fixed nature of certain expenses, partially offset for the second quarter of 2014 by manufacturing inefficiencies and higher airfreight costs due to the shift in order timing mentioned previously. The changes in material costs as a percentage of net sales are primarily attributable to changes in product mix. For the first half of 2014 as compared to the first half of 2013, the decrease in material costs as a percentage of net sales is also partially attributable to reductions in material costs resulting from our global procurement initiative, a component of our overall operational improvement initiatives. COGS for the second quarter and first half of 2013 includes a charge of approximately $1.4 million related to a product safety recall and other warranty matters and an increase of approximately $3.1 million due to the recognition of inventory at the acquisition date fair value related to 2GIG.

SG&A as a percentage of net sales for the second quarter and first half of 2014 decreased as compared to the same periods of 2013. This decrease is primarily the result of an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses, partially offset by an increase in product development costs of approximately $1.4 million and $4.5 million, respectively.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

DMS Segment

The operating results for the DMS segment for the second quarter of 2014 and 2013 were as follows:

	Second quarter of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$69.3	100.0%	$69.0	100.0%	$0.3	N/A %

COGS:
Material costs	28.8	41.6	30.6	44.3	(1.8)	(2.7)
Labor costs	2.1	3.0	1.7	2.5	0.4	0.5
Overhead costs	8.3	12.0	8.0	11.6	0.3	0.4
Total COGS	39.2	56.6	40.3	58.4	(1.1)	(1.8)
Gross Profit	30.1	43.4	28.7	41.6	1.4	1.8
SG&A	15.3	22.1	14.5	21.0	0.8	1.1
Amortization of intangible assets	3.2	4.6	3.3	4.8	(0.1)	(0.2)
Operating earnings	$11.6	16.7%	$10.9	15.8%	$0.7	0.9%

Other financial information:
Depreciation and amortization	$4.4	6.3%	$4.5	6.5%	$(0.1)	(0.2)%
Share-based compensation expense	0.2	0.3	0.1	0.1	0.1	0.2
Restructuring and transformation charges	0.1	0.1	—	—	0.1	0.1

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

The operating results for the DMS segment for the first half of 2014 and 2013 were as follows:

	First half of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$130.9	100.0%	$130.0	100.0%	$0.9	N/A %

COGS:
Material costs	56.3	43.0	58.4	44.9	(2.1)	(1.9)
Labor costs	3.4	2.6	3.2	2.5	0.2	0.1
Overhead costs	14.8	11.3	15.2	11.7	(0.4)	(0.4)
Total COGS	74.5	56.9	76.8	59.1	(2.3)	(2.2)
Gross Profit	56.4	43.1	53.2	40.9	3.2	2.2
SG&A	30.8	23.5	29.9	23.0	0.9	0.5
Amortization of intangible assets	6.5	5.0	6.5	5.0	—	—
Operating earnings	$19.1	14.6%	$16.8	12.9%	$2.3	1.7%

Other financial information:
Depreciation and amortization	$8.9	6.8%	$8.9	6.8%	$—	—%
Share-based compensation expense	0.2	0.2	0.1	0.1	0.1	0.1
Restructuring and transformation charges	0.3	0.2	—	—	0.3	0.2

Net sales in the DMS segment for the second quarter and first half of 2014 increased approximately $0.3 million and $0.9 million, respectively, as compared to the same periods of 2013. Sales by distribution channel for the second quarter and first half of 2014 and 2013 were as follows:

	Second quarter of				First half of
			Change				Change
	2014	2013	$	%	2014	2013	$	%
	(Dollar amounts in millions)
Ergotron Branded	$48.6	$42.2	$6.4	15.2%	$90.8	$78.9	$11.9	15.1%
Original equipment manufacturer	10.0	13.5	(3.5)	(25.9)	19.4	25.5	(6.1)	(23.9)
Retail	9.9	13.0	(3.1)	(23.8)	19.4	24.8	(5.4)	(21.8)
Other	0.8	0.3	0.5	166.7	1.3	0.8	0.5	62.5
	$69.3	$69.0	$0.3	0.4%	$130.9	$130.0	$0.9	0.7%

The increase in net sales for Ergotron branded products was primarily driven by ergonomic sit-stand, device management and healthcare carts. Decreases in sales to original equipment manufacturer customers and retail sales are primarily the result of the global decline in personal computer and television sales, as well as our strategic exit from lower gross margin business.

COGS as a percentage of net sales decreased in the second quarter and first half of 2014 as compared to the same periods of 2013 primarily as a result of changes in the relative mix of products sold within the segment, as well as decreased freight costs.

The increase in SG&A as a percentage of net sales for the second quarter and first half of 2014 as compared to 2013 is primarily the result of an increase in selling and marketing expenses.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

RHC Segment

The operating results for the RHC segment for the second quarter of 2014 and 2013 were as follows:

	Second quarter of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$159.9	100.0%	$137.3	100.0%	$22.6	N/A %

COGS:
Material costs	91.1	57.0	81.2	59.1	9.9	(2.1)
Labor costs	4.7	2.9	4.2	3.1	0.5	(0.2)
Overhead costs	29.0	18.1	21.6	15.7	7.4	2.4
Total COGS	124.8	78.0	107.0	77.9	17.8	0.1
Gross Profit	35.1	22.0	30.3	22.1	4.8	(0.1)
SG&A	21.3	13.3	15.2	11.1	6.1	2.2
Amortization of intangible assets	1.9	1.2	0.2	0.1	1.7	1.1
Operating earnings	$11.9	7.5%	$14.9	10.9%	$(3.0)	(3.4)%

Other financial information:
Depreciation and amortization	$6.4	4.0%	$2.8	2.0%	$3.6	2.0%
Share-based compensation expense	0.1	0.1	0.3	0.2	(0.2)	(0.1)
Restructuring and transformation charges	3.0	1.9	0.3	0.2	2.7	1.7
Other	0.1	0.1	(0.1)	(0.1)	0.2	0.2

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

The operating results for the RHC segment for the first half of 2014 and 2013 were as follows:

	First half of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$260.7	100.0%	$224.7	100.0%	$36.0	N/A %

COGS:
Material costs	149.8	57.5	132.8	59.1	17.0	(1.6)
Labor costs	8.1	3.1	7.1	3.1	1.0	—
Overhead costs	49.0	18.8	45.1	20.1	3.9	(1.3)
Total COGS	206.9	79.4	185.0	82.3	21.9	(2.9)
Gross Profit	53.8	20.6	39.7	17.7	14.1	2.9
SG&A	36.6	14.0	29.5	13.1	7.1	0.9
Amortization of intangible assets	2.1	0.8	0.4	0.2	1.7	0.6
Operating earnings	$15.1	5.8%	$9.8	4.4%	$5.3	1.4%

Other financial information:
Depreciation and amortization	$9.0	3.5%	$5.5	2.4%	$3.5	1.1%
Share-based compensation expense	0.2	0.1	0.5	0.2	(0.3)	(0.1)
Restructuring and transformation charges	4.7	1.8	6.4	2.8	(1.7)	(1.0)
Other	0.1	—	(0.1)	—	0.2	—

Net sales increased approximately $22.6 million and $36.0 million in the second quarter and first half of 2014, respectively, as compared to the same periods of 2013. During the second quarter of 2014, we acquired Reznor. The results of Reznor have been included in the results of the RHC segment since the date of acquisition, April 30, 2014. The acquisition of Reznor contributed approximately $23.8 million to net sales during the second quarter and first half of 2014. Excluding the acquisition of Reznor, net sales for the second quarter of 2014 decreased slightly from the second quarter of 2013, due in part, to unseasonably cool weather experienced in the second quarter of 2014. The remaining increase for the first half of 2014 as compared to 2013 was primarily the result of increased private label sales to specific customers, ongoing efforts to attract new customers, and the addition of several new distribution customers as compared to the first half of 2013. Excluding Reznor, sales in North America decreased approximately $2.7 million during the second quarter of 2014 as compared to the second quarter of 2013 and increased approximately $13.1 million during the first half of 2014 as compared to 2013. Excluding Reznor, sales to customers in other regions increased approximately $1.5 million during the second quarter of 2014 as compared to the second quarter of 2013 and decreased approximately $0.9 million in the first half of 2014 as compared to the first half of 2013.

The acquisition of Reznor contributed approximately $18.3 million (including approximately $1.5 million due to the recognition of inventory at the acquisition date fair value) to COGS during the second quarter and first half of 2014. Additionally, COGS for the second quarter and first half of 2014 and 2013 includes severance and other charges related to the planned manufacturing rationalization and relocation initiative discussed further in "- Liquidity and Capital Resources - Operational Improvement Initiatives". Amounts recorded to COGS related to these initiatives for the periods presented were as follows:

Second quarter of		First half of
2014	2013	2014	2013
(Dollar amounts in millions)

$2.6	$0.3	$4.3	$6.4

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

The remaining decrease in COGS as a percentage of net sales for the second quarter and first half of 2014 as compared to the same periods of 2013 is primarily attributable to lower material costs as a percentage of net sales due, in part, to our global procurement initiatives, partially offset by unfavorable product mix and higher freight costs.

The acquisition of Reznor contributed approximately $5.2 million to SG&A during the second quarter and first half of 2014. Excluding the impact of Reznor, SG&A as a percentage of net sales remained relatively unchanged during the second quarter and first half of 2014 as compared to the same periods of 2013. SG&A also includes approximately $0.4 million and $0.7 million of higher levels of expense for the second quarter and first half of 2014, respectively, related to our company-owned distribution centers in select markets.

The acquisition of Reznor contributed approximately $1.7 million to amortization of intangible assets during the second quarter and first half of 2014, representing the majority of the change for the second quarter and first half of 2014.

CES Segment

The operating results for the CES segment for the second quarter of 2014 and 2013 were as follows:

	Second quarter of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$139.4	100.0%	$120.0	100.0%	$19.4	N/A %

COGS:
Material costs	56.9	40.8	48.6	40.5	8.3	0.3
Labor costs	19.3	13.8	16.5	13.8	2.8	—
Overhead costs	27.3	19.6	26.3	21.9	1.0	(2.3)
Total COGS	103.5	74.2	91.4	76.2	12.1	(2.0)
Gross Profit	35.9	25.8	28.6	23.8	7.3	2.0
SG&A	22.3	16.0	18.6	15.5	3.7	0.5
Amortization of intangible assets	1.4	1.0	1.5	1.2	(0.1)	(0.2)
Operating earnings	$12.2	8.8%	$8.5	7.1%	$3.7	1.7%

Other financial information:
Depreciation and amortization	$3.0	2.2%	$3.2	2.7%	$(0.2)	(0.5)%
Share-based compensation expense	0.1	0.1	0.4	0.3	(0.3)	(0.2)
Restructuring and transformation charges	0.7	0.5	0.2	0.2	0.5	0.3
Other	—	—	(0.6)	(0.5)	0.6	0.5

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

The operating results for the CES segment for the first half of 2014 and 2013 were as follows:

	First half of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$262.8	100.0%	$235.8	100.0%	$27.0	N/A %

COGS:
Material costs	106.6	40.6	95.3	40.4	11.3	0.2
Labor costs	36.3	13.8	32.4	13.7	3.9	0.1
Overhead costs	51.9	19.7	51.4	21.8	0.5	(2.1)
Total COGS	194.8	74.1	179.1	75.9	15.7	(1.8)
Gross Profit	68.0	25.9	56.7	24.1	11.3	1.8
SG&A	41.9	15.9	38.2	16.2	3.7	(0.3)
Amortization of intangible assets	2.8	1.1	3.0	1.3	(0.2)	(0.2)
Operating earnings	$23.3	8.9%	$15.5	6.6%	$7.8	2.3%

Other financial information:
Depreciation and amortization	$6.2	2.4%	$6.2	2.6%	$—	(0.2)%
Share-based compensation expense	0.2	0.1	0.7	0.3	(0.5)	(0.2)
Restructuring and transformation charges	0.8	0.3	0.6	0.3	0.2	—
Other	0.1	—	(0.5)	(0.2)	0.6	0.2

Net sales in the CES segment increased approximately $19.4 million and $27.0 million in the second quarter and first half of 2014 as compared to the same periods of 2013 and reflect a decrease of approximately $0.8 million and $2.6 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the CES segment for the second quarter and first half of 2014 increased approximately $20.2 million and $29.6 million, respectively, from the same periods of 2013. This increase in net sales is primarily the result of increased shipment levels of clean room equipment and packaged equipment in the semiconductor cleanroom, data center, and commercial office markets.  Sales relating to a major customer increased approximately $8.5 million and $17.5 million during the second quarter and first half of 2014 as compared to the same periods of 2013. Backlog for CES products expected to be filled within the next twelve months was approximately $217.5 million at June 28, 2014, approximately $241.4 million at December 31, 2013 and approximately $259.1 million at June 29, 2013.

The decrease in COGS as a percentage of net sales for the second quarter and first half of 2014 as compared to the same periods of 2013 primarily reflects a decrease in overhead costs as a percentage of net sales. Overhead costs for the second quarter and first half of 2013 includes a charge of approximately $2.7 million and $3.2 million, respectively, related to certain warranty matters. Excluding this charge, COGS as a percentage of net sales for the second quarter and first half of 2014 decreased slightly as compared to the same periods of 2013. This decrease is primarily due to an increase in sales volume without a proportionate increase in overhead due to the fixed nature of certain expenses. COGS in the CES segment for the second quarter and first half of 2014 reflects a decrease of approximately $0.4 million and $1.8 million, respectively, from the same periods of 2013 attributable to the effect of changes in foreign currency exchange rates.

SG&A for the second quarter and first half of 2013 reflects a favorable benefit to bad debt expense of approximately $2.0 million related to customer recoveries received during the period. There was no corresponding benefit during the second quarter or first half of 2014. The remaining decrease in SG&A as a percentage of net sales for the second quarter and first half of 2014 is primarily due to an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

AV segments

As noted previously, during the second quarter of 2014, we changed the composition of our reporting segments to exclude the audio/video entities from the TECH segment. As a result, we have restated prior period segment disclosures to conform to the new composition.

The combined operating results for the entities included in "AV", each of which is insignificant, for the second quarter of 2014 and 2013 were as follows:

	Second quarter of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$37.0	100.0%	$44.1	100.0%	$(7.1)	N/A %

COGS:
Material costs	18.5	50.0	20.1	45.6	(1.6)	4.4
Overhead costs	6.2	16.8	5.7	12.9	0.5	3.9
Total COGS	24.7	66.8	25.8	58.5	(1.1)	8.3
Gross Profit	12.3	33.2	18.3	41.5	(6.0)	(8.3)
SG&A	18.7	50.5	20.8	47.2	(2.1)	3.3
Amortization of intangible assets	1.7	4.6	1.6	3.6	0.1	1.0
Operating earnings	$(8.1)	(21.9)%	$(4.1)	(9.3)%	$(4.0)	(12.6)%

Other financial information:
Depreciation and amortization	$2.7	7.3%	$1.6	3.6%	$1.1	3.7%
Share-based compensation expense	—	—	0.2	0.5	(0.2)	(0.5)
Restructuring and transformation charges	0.4	1.1	3.8	8.6	(3.4)	(7.5)
Other	—	—	0.2	0.5	(0.2)	(0.5)

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

The combined operating results for the entities included in "AV", each of which is insignificant, for the first half of 2014 and 2013 were as follows:

	First half of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$72.9	100.0%	$86.9	100.0%	$(14.0)	N/A %

COGS:
Material costs	35.5	48.7	39.4	45.3	(3.9)	3.4
Labor costs	—	—	0.1	0.1	(0.1)	(0.1)
Overhead costs	12.1	16.6	10.9	12.6	1.2	4.0
Total COGS	47.6	65.3	50.4	58.0	(2.8)	7.3
Gross Profit	25.3	34.7	36.5	42.0	(11.2)	(7.3)
SG&A	34.8	47.7	39.4	45.3	(4.6)	2.4
Amortization of intangible assets	3.3	4.5	3.2	3.7	0.1	0.8
Operating earnings	$(12.8)	(17.5)%	$(6.1)	(7.0)%	$(6.7)	(10.5)%

Other financial information:
Depreciation and amortization	$4.7	6.4%	$3.8	4.4%	$0.9	2.0%
Share-based compensation expense	—	—	0.4	0.5	(0.4)	(0.5)
Restructuring and transformation charges	0.7	1.0	4.6	5.3	(3.9)	(4.3)
Other	—	—	0.2	0.2	(0.2)	(0.2)

Continued weakened demand for our audio/video products contributed to the decline in operating results for the entities included within the combined AV segments. The decline was driven, in part, by technology changes that affect certain product categories that the businesses compete in. This has caused demand to shift from certain of our legacy products to newer technologies. In order to keep pace with these changes, the businesses have had to increase selling, marketing, and research and development expense levels. Also impacting the operating performance of these businesses were sales discounts offered on certain legacy products and inefficiencies experienced in the combination of certain businesses and with the shifting of logistics to a third party provider. However, as discussed in the next section, the decline in performance for these businesses required us to perform a test to determine whether there has been an impairment to the value of the associated long lived assets. Based on this analysis, we determined that an impairment charge was necessary to write these assets down to their fair value.

Impairment of Long-lived Assets and Goodwill

During the second quarter of 2014, we determined that the significant under performance of our AV companies through the first half of the year, along with a declining earnings forecast for the remainder of 2014 and beyond, represented an indicator of impairment related to the long lived assets of those businesses. As a result, we performed the first step in the long-lived assets impairment test pursuant to ASC 360 and compared the forecasted undiscounted cash flows for these businesses to their net assets. These cash flows were insufficient to recover the carrying value of these businesses. Based on the estimated fair values of the asset groups and the long lived assets, we recorded an aggregate impairment charge of approximately $80.4 million (or $3.87 loss per share after taxes) to write down the long-lived assets to their fair values. This charge was comprised of approximately $74.7 million for intangible assets, primarily trademarks, customer relationships and developed technology, approximately $4.4 million for goodwill and approximately $1.3 million for property and equipment. We believe that the estimate of the impairment losses is reasonable and represents our best estimate of the impairment loss. If market conditions deteriorate further for these entities, it is reasonably possible that the estimate of expected future cash flows may change in the near term, resulting in an additional impairment charge relating to property and equipment. See Note C, “Goodwill and Other Intangible Assets” to the unaudited condensed consolidated financial statements included elsewhere in this report.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

Unallocated

Unallocated operating loss was approximately $18.6 million in the second quarter of 2014 as compared to approximately $16.2 million for the second quarter of 2013 and was approximately $33.9 million in the first half of 2014 as compared to approximately $33.6 million for the first half of 2013.

Operating loss for the periods presented is comprised of the following:

	Second quarter of		First half of
	2014	2013	2014	2013
	(Dollar amounts in millions)

Corporate general administrative	$10.2	$9.1	$21.7	$18.5
Operational improvement initiatives	3.4	4.1	4.0	8.4
Acquisition costs	3.6	—	5.6	0.5
Share based compensation expense	1.4	3.0	2.6	4.5
One-time compensation charge	—	—	—	1.7
	$18.6	$16.2	$33.9	$33.6

The increase in general administrative costs for the second quarter and first half of 2014 as compared to the same periods of 2013 is primarily related to increased salary and other compensation related expenses, consulting, and other costs associated with the transition to an operational company, including greater emphasis on center led functional leadership.

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

Net Interest Expense

Net interest expense increased approximately $1.9 million, or approximately 7.7%, during the second quarter of 2014 as compared to the second quarter of 2013 and increased approximately $1.4 million, or approximately 2.8%, during the first half of 2014 as compared to the first half of 2013. This increase is primarily the result of an increase in the average principal balance of our outstanding debt as a result of our second quarter 2014 debt transactions.

Loss from Debt Retirement

On April 30, 2014, we entered into a new senior secured term loan facility for $350.0 million (the "Term Loan Facility"). The net proceeds from the Term Loan Facility were used to fund the acquisition of Reznor and to repay all of the outstanding secured debt under the Company's previous senior secured term loan due 2017, which had an aggregate principal amount outstanding of approximately $93.0 million upon repayment. The redemption of the previous senior secured term loan facility resulted in a pre-tax loss of approximately $1.8 million (or $0.09 loss per share after taxes) in the second quarter of 2014.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

Provision (Benefit) for Income Taxes

The benefit from income taxes for the second quarter and first half of 2014 was approximately $14.3 million and $17.3 million, respectively. The provision for income taxes for the second quarter of 2013 was approximately $4.2 million, while the benefit from income taxes for the first half of 2013 was approximately $0.7 million. The effective income tax rate of a benefit of approximately 24.0% for the first half of 2014 differs from the United States federal statutory rate of a benefit of 35% principally as a result of non-deductible goodwill impairment, U.S. tax on unremitted earnings, losses in certain jurisdictions that cannot be benefited, and uncertain tax positions, partially offset by the impact of foreign rates. Compared to the United States federal statutory rate of a benefit of 35%, the effective income tax rate of a benefit of approximately 16.3% for the first half of 2013 differs principally as a result of losses in certain jurisdictions that cannot be benefited and the settlement of an uncertain tax position during the first quarter of 2013.

Foreign Net Sales and Operating Earnings

Net sales and earnings derived from international markets are subject to economic, political, and currency risks, among others.

Foreign net sales, which are attributed based on the location of our subsidiary responsible for the sale, were approximately 14.2% and 15.1% of consolidated net sales for the second quarter of 2014 and 2013, respectively, and were approximately 15.5% and 16.0% of consolidated net sales for the first half of 2014 and 2013, respectively.  Net sales from our Canadian subsidiaries were approximately 8.0% and 9.2% of consolidated net sales for the second quarter of 2014 and 2013, respectively, and were approximately 8.8% and 9.8% of consolidated net sales for the first half of 2014 and 2013, respectively.  Net sales from our Canadian subsidiaries include net sales from the RESV, TECH and CES segments.  Net sales from our European subsidiaries were approximately 5.9% and 5.7% of consolidated net sales for the second quarter of 2014 and 2013, respectively, and were approximately 6.4% and 6.0% of consolidated net sales for the first half of 2014 and 2013, respectively.  Net sales from our European subsidiaries include net sales from all segments.

Operating earnings (loss) of foreign operations, consisting primarily of the results of operations of our Canadian, European, and Asian subsidiaries, were approximately 9.7% and 13.4% of consolidated operating earnings (before allocations of corporate overhead costs and impairment charges) for the second quarter of 2014 and 2013, respectively, and were approximately 9.4% and 13.1% of consolidated operating earnings (before allocations of corporate overhead costs and impairment charges) for the first half of 2014 and 2013, respectively.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

Liquidity and Capital Resources

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments, and debt repayments. Our principal sources of liquidity are cash flows from operations, existing unrestricted cash and cash equivalents, and the use of borrowings under our $300.0 million senior secured asset-based revolving credit facility ("ABL Facility"). The indentures related to our 10% Senior Notes due 2018 (the "10% Notes") and our 8.5% Senior Notes due 2021 (the "8.5% Notes"), the credit agreements governing our ABL Facility and our Term Loan Facility, and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions. See Note E, "Notes, Mortgage Notes and Obligations Payable", to the unaudited condensed consolidated financial statements included elsewhere herein and “- Debt Covenant Compliance” below.

There can be no assurance that we will generate sufficient cash flow from the operations of our subsidiaries, or that future financings will be available on acceptable terms or in amounts sufficient to enable us to service or refinance our indebtedness, or to make necessary capital expenditures.

Operational Improvement Initiatives

The Company’s Board of Directors has approved a comprehensive set of operational improvement initiatives which we expect will result in significant improvements in efficiencies and reductions in operating costs and expenses, both in manufacturing processes and in administrative functions, which will better align us with the markets we serve and will improve our overall competitiveness. In part, these objectives were designed to help transition the company toward a center-led business model which better leverages our global strengths and resources. These initiatives, which were underway throughout 2013, and which we expect will continue well into 2016, have enabled us to make significant progress toward that goal. In addition to efficiencies and cost reductions, these initiatives are allowing us to focus greater effort and resources on product development, marketing and sales, and customer service. We consider these initiatives to be important to our ability to maintain and improve our position in many of our markets and to allow us to expand in certain other markets. These initiatives address a wide variety of key areas of operations, including, for example, (i) optimizing the number and location of manufacturing, warehousing and distribution facilities, (ii) optimizing our procurement sources and processes, (iii) determining the potential for leveraging administrative resources across various operating groups, (iv) combining and/or relocating individual operations to leverage common management, (v) implementing global information systems to facilitate communication and resource sharing in areas such as finance and human resources and (vi) introducing new products and expanding our presence in certain markets. On April 11, 2014, the Company’s Board of Directors approved additional initiatives in the CES segment intended to further consolidate North American manufacturing operations and move to common product platforms and systems. See Note F, "Exit and Disposal Activities", to the unaudited condensed consolidated financial statements included elsewhere herein, for further description surrounding the costs associated with certain of these activities.

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

During the second quarter of 2014 and 2013, we recorded approximately $5.2 million and $4.3 million, respectively, of operational improvement initiative costs and for the first half of 2014 and 2013, we recorded approximately $7.1 million and $8.6 million, respectively, of operational improvement initiative costs. There were approximately $18.3 million of costs associated with these activities during 2013.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

not anticipate full run rate savings to be realized until all of the projects have been successfully concluded, sometime in 2016. These are preliminary estimates of the savings that could be generated from our operational improvement initiatives, and there can be no assurance that these savings will be realized in the range expected, or at all.

Second Quarter 2014 Debt Transactions

In connection with the acquisition of Reznor, on April 30, 2014, we entered into the Term Loan Facility for $350.0 million. The net proceeds from the Term Loan Facility were used to acquire Reznor and to repay all of the outstanding secured debt under our prior existing senior secured term loan, which had an aggregate principal amount outstanding of approximately $93.0 million upon repayment. We incurred fees and expenses of approximately $5.9 million, of which approximately $4.6 million has been included in deferred financing costs and are being recognized over the term of the Term Loan Facility. The redemption of the previous existing senior secured term loan facility resulted in a pre-tax loss of approximately $1.8 million in the second quarter of 2014.

Cash Flows

Our cash flows from operating, investing, and financing activities for the first half of 2014 and 2013, as reflected in the unaudited condensed consolidated statements of cash flows included elsewhere herein, are summarized in the table below:

	First half of
	2014	2013	Change
	(Dollar amounts in millions)

Net cash (used in) provided by operating activities	$(60.5)	$13.8	$(74.3)
Net cash used in investing activities	(272.8)	(166.6)	(106.2)
Net cash provided by financing activities	343.7	56.9	286.8
Net change in unrestricted cash and cash equivalents	$10.4	$(95.9)	$106.3

The change in net cash (used in) provided by operating activities was principally the result of an increase in working capital needs of approximately $68.6 million and a decrease in net earnings (after the exclusion of non-cash items) of approximately $6.6 million, partially offset by an increase in changes in other long-term assets and liabilities of approximately $0.9 million.

The increase in net cash used in investing activities was primarily the net result of an increase in cash paid for acquisitions of approximately $110.1 million, partially offset by a decrease in capital expenditures of approximately $2.7 million. Capital expenditures were approximately $18.3 million and $21.0 million for the first half of 2014 and 2013, respectively.  Capital expenditures were approximately $43.8 million for the year ended December 31, 2013 and are expected to be between approximately $45.0 million and $50.0 million for 2014.

The increase in net cash provided by financing activities is primarily the result of the net effect of the second quarter 2014 debt transactions mentioned previously of approximately $250.2 million, an increase in proceeds from borrowings of approximately $14.9 million and a decrease in payments related to outstanding borrowings of approximately $20.0 million.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

Outstanding Indebtedness

We had consolidated debt at June 28, 2014 of approximately $1,446.2 million consisting of the following:

(Amounts in millions)
8.5% Notes, net of premium	$740.5
Term Loan Facility, net of discount	348.5
10% Notes	250.0
ABL Facility	95.0
Long-term notes, mortgage notes and other indebtedness, net	11.6
Short-term bank obligations	0.6
$1,446.2

During the first half of 2014, we had a net increase in our debt of approximately $349.4 million. This increase is primarily the result of a net increase in debt of approximately $256.1 million resulting from the second quarter 2014 debt transactions previously mentioned, a net increase in borrowings under our ABL Facility of approximately $95.0 million, partially offset by net payments relating to subsidiary debt of approximately $1.6 million. Our debt to equity ratio increased from approximately 11.0:1 at December 31, 2013 to approximately 29.9:1 at June 28, 2014 as a result of a decrease in equity, due in part to the net loss in the first half of 2014 of approximately $54.8 million, and the increase in indebtedness as noted above.

Subsequent to June 28, 2014, we voluntarily repaid $15.0 million of outstanding borrowings under the ABL Facility and, accordingly, we have classified such amount as current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet as of June 28, 2014.

Contractual Obligations

We have entered into a number of operating lease obligations and purchase obligations, and have guaranteed certain obligations of these parties. As discussed above, on April 30, 2014, we entered into the Term Loan Facility and repaid all of the outstanding debt under our prior existing senior secured term loan facility. The summary of our estimated future cash obligations for notes, mortgage notes and obligations payable, and interest payments presented below has been updated from the amounts presented in our 2013 Form 10-K to reflect the following:

•	The 2014 amounts have been adjusted to reflect the estimated remaining amounts due as a result of actual activity in the first half of 2014.

•	Payments as described above related to the Term Loan Facility have been included through 2020.

•	The remaining principal payment related to the prior existing senior secured term loan facility has been excluded from 2017.

•	Interest payments have been adjusted to reflect the estimated change in interest rates related to the Term Loan Facility and repayment of the prior existing senior secured term loan facility.

	Payments Due by Period
	Remainder of 2014	2015 & 2016	2017 & 2018	2019 & Thereafter	Total
	(Dollar amounts in millions)
Notes, mortgage notes and obligations payable	$16.9	$7.6	$337.6	$1,074.1	$1,436.2
Interest payments	54.3	208.7	201.7	161.2	625.9

During the first half of 2014, we placed into service approximately $24.5 million and $7.0 million of buildings related to the 2013 construction in progress of new facilities in Mexico for the RHC and CES segments, respectively. In accordance with the provisions of ASC 840, Leases, we were considered to be the owner of the asset during the construction period and upon completion, we determined that the facilities did not qualify for de-recognition. These buildings are being depreciated over a 20 year estimated

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

remaining useful life. The corresponding present values of the liabilities for the minimum monthly payments for these facilities are included in accrued liabilities for the current portion and other long-term liabilities for the long-term portion and are being amortized over 20 years using interest rates of approximately 7.5% and 6.4% for the RHC and CES obligations, respectively. Annual minimum payments under these agreements are approximately $2.4 million and $0.6 million for the RHC and CES obligations, respectively.

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

Adequacy of Liquidity Sources

At June 28, 2014, we had approximately $91.3 million of unrestricted cash and cash equivalents, of which approximately $39.7 million was held by foreign subsidiaries, to fund our cash needs for the remainder of 2014. The cash held by foreign subsidiaries will be used primarily to fund the operations of our foreign subsidiaries, and with the exception of amounts at one subsidiary, are not expected to be repatriated. We have provided deferred taxes related to those amounts that are not indefinitely invested. There are no significant restrictions on the cash held by foreign subsidiaries.

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of August 1, 2014, we had approximately $80.0 million in outstanding borrowings and approximately $12.5 million in outstanding letters of credit under the ABL Facility. Based on the June 2014 borrowing base calculations, at August 1, 2014, we had excess availability of approximately $207.5 million under the ABL Facility and approximately $170.0 million of excess availability before triggering the cash deposit requirements as discussed further below.

As noted previously, the indentures and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.  As of June 28, 2014, we had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $66.4 million.

From time to time, we have evaluated and expect to continue to evaluate possible acquisition transactions and possible dispositions of certain of our businesses and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

Working Capital

Our working capital and current ratio increased from approximately $250.3 million and 1.6:1, respectively, at December 31, 2013 to approximately $370.7 million and 1.7:1, respectively, at June 28, 2014. This increase is primarily the result of the net effect of the changes described further below.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents increased from approximately $80.9 million at December 31, 2013 to approximately $91.3 million at June 28, 2014.

Accounts receivable, less allowances, increased approximately $133.8 million, or approximately 48.4%, between December 31, 2013 and June 28, 2014, while net sales increased approximately $169.7 million, or approximately 30.9%, in the second quarter of 2014 as compared to the fourth quarter of 2013. The acquisition of Reznor contributed approximately $25.4 million to the increase in accounts receivable between December 31, 2013 and June 28, 2014 and approximately $23.8 million to the increase

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

in net sales. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, the level of sales recognized on a cash basis, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the case in June 2014. Accounts receivable from customers related to foreign operations increased approximately $11.2 million, or approximately 20.3%, between December 31, 2013 and June 28, 2014. The foreign operations of Reznor contributed approximately $9.9 million to the increase in accounts receivable from customers related to foreign operations at June 28, 2014.

Inventories increased approximately $94.9 million, or approximately 35.1%, between December 31, 2013 and June 28, 2014. The acquisition of Reznor contributed approximately $18.9 million to the increase in inventories between December 31, 2013 and June 28, 2014. The remaining change in inventories is primarily related to increases in the TECH segment due to increased purchasing in anticipation of higher sales and an increase in the RHC segment due to an increase in inventory build-up associated with the Manufacturing Rationalization and Relocation Initiative discussed earlier of approximately $9.9 million and increases due to seasonality of approximately $14.0 million. At June 28, 2014, the RHC segment had approximately $22.1 million in inventory related to the build-up associated with the Manufacturing Rationalization and Relocation Initiative.

Accounts payable increased approximately $99.4 million, or 46.3%, between December 31, 2013 and June 28, 2014. The acquisition of Reznor contributed approximately $15.7 million to the increase in accounts payable between December 31, 2013 and June 28, 2014. The remaining change primarily relates to increases in the TECH and RHC segments due to increased purchases as noted previously.

Accrued expenses and taxes, net decreased approximately $4.5 million, or approximately 1.9%, between December 31, 2013 and June 28, 2014. The acquisition of Reznor contributed approximately $12.6 million to the change in accrued expenses and taxes, net between December 31, 2013 and June 28, 2014. The remaining change is primarily as a result of net decreases in various compensation related accruals and other severance accruals due to the timing of payments.

Changes in certain working capital accounts, as noted above, between December 31, 2013 and June 28, 2014, differ from the changes reflected in our unaudited condensed consolidated statement of cash flows for such period as a result of non-cash items including, among others, the effect of changes in foreign currency exchange rates.

Debt Covenant Compliance

The agreements that govern the terms of our outstanding debt, including the indentures that govern the 10% Notes and the 8.5% Notes, and the credit agreements that govern the ABL Facility and Term Loan Facility, contain covenants that restrict our ability and the ability of certain of our subsidiaries to, among other things:

•	consolidate, merge or sell assets;

•	pay dividends or make certain payments or distributions;

•	incur additional indebtedness;

•	make loans, investments, or acquisitions;

•	incur certain liens; and

•	enter into transactions with affiliates.

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

In addition, the indentures that govern our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indentures governing our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined in the indentures governing the 10% Notes and 8.5% Notes and the credit agreement governing the Term Loan Facility) for such trailing four quarter period. As of June 28, 2014, under the 10% Notes, the FCCR was approximately 2.65 to 1.0.

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

As of June 28, 2014, we were in compliance with all covenants under the indentures that govern the 10% Notes and 8.5% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

The following table reconciles net loss to CCF and ACCF for the 10% Notes for the trailing four quarters ended June 28, 2014:

	(1)	(2)	(3)	LTM Ended
	Year Ended	First half of		(1)+(2)-(3)
	Dec. 31 2013	2014	2013	June 28, 2014
	(Dollar amounts in millions)

Net loss	$(8.3)	$(54.8)	$(3.6)	$(59.5)
Benefit from income taxes	(3.1)	(17.3)	(0.7)	(19.7)
Loss from debt retirement	—	1.8	—	1.8
Interest expense	99.4	50.7	49.4	100.7
Investment income	(0.1)	—	(0.1)	—
Depreciation and amortization expense	95.2	50.7	46.8	99.1
Consolidated Cash Flow	$183.1	$31.1	$91.8	$122.4
Investment income	0.1	—	0.1	—
Non-cash impairment charges	4.3	80.4	—	84.7
Non-recurring losses (a)	5.4	0.2	2.1	3.5
Acquisition fees and expenses	2.2	5.7	2.0	5.9
Loss (gain) on sale of assets	0.6	(0.3)	—	0.3
Joint venture (income) loss	(0.1)	(0.3)	(0.5)	0.1
Share-based compensation expense	10.5	3.9	7.3	7.1
Net foreign exchange (gains) losses (b)	(0.2)	(0.1)	0.8	(1.1)
Restructuring and transformation charges (c)	35.4	11.5	20.0	26.9

Pro-forma effect of acquisitions and dispositions (d)	39.3	9.6	22.3	26.6
Adjusted Consolidated Cash Flow	$280.6	$141.7	$145.9	$276.4

(a)
Amounts relate to non-recurring gains or losses, as defined in the indenture governing the 10% Notes. For the trailing four quarters ended June 28, 2014, this amount includes (1) severance of approximately $0.4 million related to headcount reductions in the CES segment, (2) approximately $1.4 million of charges within the TECH segment related to the decision to discontinue certain product lines, (3) approximately $2.1 million of charges within the DMS segment relating to the write off of an indemnification asset associated with a reserve for uncertain tax positions, and (4) accretion of approximately $(0.4) million to record leasehold fair value adjustments.

(b)	Non-cash foreign exchange (gains) losses relate to intercompany debt not indefinitely invested in our subsidiaries, recorded within Unallocated.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

(c)
Includes all restructuring charges, including severance, relocation and transformation/transition costs. Costs associated with these activities for the trailing four quarters ended June 28, 2014 were as follows:

	(1)	(2)	(3)	LTM Ended
	Year Ended	First half of		(1)+(2)-(3)
	Dec. 31, 2013	2014	2013	June 28, 2014
	(Dollar amounts in millions)
Subsidiary Combinations	$7.2	$0.8	$4.6	$3.4
Manufacturing Rationalization & Relocation Initiatives	9.5	4.9	7.0	7.4
Warehousing & Distribution Consolidation	4.0	1.5	—	5.5
Other operational improvement initiatives	14.9	4.3	8.4	10.8
All other exit and disposal activities	(0.2)	—	—	(0.2)
	$35.4	$11.5	$20.0	$26.9

(d)
Includes the pro-forma effect of our acquisitions of Reznor and 2GIG, as if the acquisitions had occurred on the first day of the four-quarter reference period. See Note B, "Acquisitions", to the unaudited condensed consolidated financial statements included elsewhere herein, for additional pro forma information surrounding the acquisitions of Reznor and 2GIG.

As noted previously, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. At June 28, 2014, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility was approximately $207.5 million (based upon the May 2014 borrowing base calculation), which exceeded $30.0 million and 12.5% of the borrowing base. Our FCCR under the ABL Facility at June 28, 2014 was 1.93 to 1.0. Similar to the 10% Notes, the FCCR under the ABL Facility is the ratio of ACCF to Fixed Charges; however, in addition to other differences, ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at June 28, 2014 was approximately $194.0 million.

Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At June 28, 2014, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At June 28, 2014 and December 31, 2013, approximately 69% and 92%, respectively, of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates.  The decrease in long-term debt at fixed interest rates is primarily the result of our second quarter 2014 debt transactions as previously discussed. Based upon interest rates in effect at June 28, 2014, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $2.2 million for the remainder of 2014.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 29, 2013

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the second quarter and first half of 2014, the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to currency translation resulted in an increase in stockholders’ investment of approximately $2.1 million for the second quarter of 2014 and a decrease of approximately $0.4 million for the first half of 2014. The impact of changes in foreign currency exchange rates related to currency translation resulted in a decrease in stockholders' investment of approximately $1.8 million and $5.3 million for the second quarter and first half of 2013, respectively.  The impact of changes in foreign currency exchange rates related to transactions resulted in an increase in net foreign exchange losses recorded in SG&A of approximately $0.6 million for the second quarter of 2014 as compared to the second quarter of 2013 and a decrease in net foreign exchange losses recorded in SG&A of approximately $0.8 million for the first half of 2014 as compared to the first half of 2013. We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at June 28, 2014 consist primarily of short-term borrowings by certain of our foreign subsidiaries.  We generally do not enter into derivative financial instruments to manage foreign currency exposure.

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

The Company acquired the heating, ventilation and air conditioning business of Thomas & Betts Corporation ("Reznor") on April 30, 2014, which has expanded the Company's internal control environment. The Company is continuing to integrate the acquired operations into its overall internal control over financial reporting process. The process of integrating policies, processes, people, technology and operations for the combined companies may result in additions or changes to the Company's internal control over financial reporting in the future. Management will continue to evaluate its internal control over financial reporting as the Company executes its integration activities.

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

There were no unregistered sales of equity securities during the second quarter of 2014.

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

August 4, 2014