Form 10-Q
period 2014-09-27
NORTEK INC
filed 2014-11-03
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014
OR

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

The number of shares of Common Stock, par value $0.01 per share, outstanding as of October 31, 2014 was 16,165,024.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	September 27, 2014	December 31, 2013
Assets
Current Assets:
Unrestricted cash and cash equivalents	$66.2	$80.9
Restricted cash	0.2	2.9
Accounts receivable, less allowances of $4.8 million and $4.2 million, respectively	355.3	276.4
Inventories:
Raw materials	114.1	80.1
Work in process	33.4	23.7
Finished goods	224.4	166.7
	371.9	270.5
Prepaid expenses	20.0	20.2
Other current assets	10.0	12.2
Tax refunds receivable	7.8	7.2
Deferred tax assets	29.4	29.7
Total current assets	860.8	700.0

Property and Equipment, at Cost:
Land	18.0	17.8
Buildings and improvements	117.2	112.0
Machinery and equipment	292.1	261.8
	427.3	391.6
Less accumulated depreciation	183.8	159.2
Total property and equipment, net	243.5	232.4

Other Assets:
Goodwill	474.4	373.5
Intangible assets, less accumulated amortization of $194.5 million and $178.6 million, respectively	650.5	648.9
Deferred debt expense	18.2	16.3
Restricted investments and marketable securities	1.3	1.6
Other assets	15.9	18.2
	1,160.3	1,058.5
Total Assets	$2,264.6	$1,990.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)
(Dollar amounts in millions, except shares data)

	September 27, 2014	December 31, 2013
Liabilities and Stockholders' Investment

Current Liabilities:
Short-term bank obligations	$0.6	$0.7
Current maturities of long-term debt	6.5	2.8
Accounts payable	299.9	214.7
Accrued expenses and taxes, net	248.7	231.5
Total current liabilities	555.7	449.7

Other Liabilities:
Deferred income taxes	122.8	159.1
Other	191.6	188.9
	314.4	348.0

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,342.1	1,093.3

Commitments and Contingencies (Note G)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at September 27, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 16,757,149 shares and 16,150,794 shares issued at September 27, 2014 and December 31, 2013, respectively	0.2	0.2
Additional paid-in capital	239.2	203.6
Accumulated deficit	(121.7)	(71.5)
Accumulated other comprehensive loss	(20.8)	(16.3)
Less: Treasury stock at cost, 605,294 shares and 263,145 shares at September 27, 2014 and December 31, 2013, respectively	(44.5)	(16.1)
Total stockholders' investment	52.4	99.9
Total Liabilities and Stockholders' Investment	$2,264.6	$1,990.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the third quarter ended		For the first nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(Dollar amounts in millions, except per share data)

Net Sales	$642.9	$589.2	$1,909.3	$1,739.0
Cost of products sold	452.9	415.5	1,355.4	1,236.9
Gross profit	190.0	173.7	553.9	502.1
Selling, general and administrative expense, net	141.7	128.0	416.0	386.5
Impairment of long-lived assets and goodwill ($4.4 million)	—	—	80.4	—
Amortization of intangible assets	14.9	13.2	43.7	38.1
Operating earnings	33.4	32.5	13.8	77.5
Net interest expense	(27.3)	(24.8)	(78.0)	(74.1)
Loss from debt retirement	(0.5)	—	(2.3)	—
Earnings (loss) before provision (benefit) for income taxes	5.6	7.7	(66.5)	3.4
Provision (benefit) for income taxes	1.0	3.5	(16.3)	2.8
Net earnings (loss)	$4.6	$4.2	$(50.2)	$0.6

Basic earnings (loss) per share	$0.29	$0.27	$(3.22)	$0.04

Diluted earnings (loss) per share	$0.29	$0.27	$(3.22)	$0.04

Weighted Average Common Shares:
Basic	15,671,819	15,386,600	15,576,327	15,361,118
Diluted	16,099,917	15,848,976	15,576,327	15,854,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the third quarter ended		For the first nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(Dollar amounts in millions)

Net earnings (loss)	$4.6	$4.2	$(50.2)	$0.6
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(4.4)	2.9	(4.8)	(2.4)
Pension liability adjustments:
Currency translation on pension liabilities	0.6	(0.3)	0.3	(0.1)
Amortization of cumulative loss	—	0.2	—	0.7
Total pension liability, net of tax	0.6	(0.1)	0.3	0.6

Other comprehensive (loss) income	(3.8)	2.8	(4.5)	(1.8)

Comprehensive income (loss)	$0.8	$7.0	$(54.7)	$(1.2)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first nine months ended
	September 27, 2014	September 28, 2013
	(Dollar amounts in millions)
Cash flows from operating activities:
Net (loss) earnings	$(50.2)	$0.6
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation expense	31.6	28.6
Amortization expense, including increase to cost of goods sold for inventory acquired in business combinations	45.5	41.2
Non-cash impairment charges	80.4	—
Loss from debt retirement	2.3	—
Non-cash interest expense, net	1.8	1.8
Non-cash share-based compensation expense	4.9	10.4
Excess tax benefit on share-based awards	(6.4)	—
(Gain) loss on sale of property and equipment	(0.3)	0.3
Deferred income tax benefit	(44.3)	(6.0)
Changes in certain assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(64.8)	(43.0)
Inventories	(85.0)	(19.3)
Prepaid and other current assets	2.9	(0.8)
Accounts payable	74.6	41.8
Accrued expenses and taxes	26.7	45.3
Long-term assets, liabilities and other, net	(2.1)	(4.9)
Total adjustments to net (loss) earnings	67.8	95.4
Net cash provided by operating activities	$17.6	$96.0
Cash flows from investing activities:
Capital expenditures	(27.7)	(32.9)
Net cash paid for businesses acquired	(254.9)	(146.4)
Proceeds from the sale of property and equipment	1.6	0.1
Change in restricted cash and marketable securities	0.3	0.2
Other, net	(1.4)	(1.0)
Net cash used in investing activities	(282.1)	(180.0)
Cash flows from financing activities:
Proceeds from borrowings	142.4	137.3
Payment of borrowings	(144.8)	(109.4)
Net proceeds from borrowings under the senior secured term loan facility due 2020	349.1	—
Redemption of the senior secured term loan facility due 2017	(93.0)	—
Fees paid in connection with debt facilities	(6.3)	—
Net use from equity transactions	(4.0)	(1.8)
Excess tax benefit on share-based awards	6.4	—
Other, net	—	(0.2)
Net cash provided by financing activities	249.8	25.9
Net change in unrestricted cash and cash equivalents	(14.7)	(58.1)
Unrestricted cash and cash equivalents at the beginning of the period	80.9	144.7
Unrestricted cash and cash equivalents at the end of the period	$66.2	$86.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

(A)	Basis of Presentation

Nortek, Inc. (“Nortek”) and all of its wholly owned subsidiaries (collectively the “Company”) is a global, diversified company whose many market-leading brands deliver broad capabilities and a wide array of innovative, technology-driven products and solutions for lifestyle improvement at home and at work. Operating within five principal reporting segments (see Note I, “Segment Information”), the Company manufactures and sells, primarily in the United States, Canada and Europe, with additional manufacturing in China and Mexico, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

The Company operates on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year always begins on January 1 and ends on December 31. As a result, the Company's first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended September 27, 2014 ("third quarter of 2014") and September 28, 2013 ("third quarter of 2013") each include 91 days. The first nine months ended September 27, 2014 ("nine months of 2014") and September 28, 2013 ("nine months of 2013") include 270 days and 271 days, respectively.

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income (loss), and cash flows of the Company after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted, the Company believes that the disclosures included are adequate to make the information presented herein not misleading. Operating results for the third quarter and nine months of 2014 and 2013 are not necessarily indicative of the results that may be expected for other interim periods or for any fiscal year. Certain amounts in the prior periods' unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. The results for the third quarter and nine months of 2013 reflect an immaterial reclassification from selling, general and administrative expense, net to cost of products sold to conform to the current period presentation.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2013 ("2013 Form 10-K") and Current Reports on Form 8-K as filed with the Securities and Exchange Commission ("SEC").

During the second quarter of 2014, the Company changed the composition of its reporting segments to exclude the audio, video and control ("AVC") entities (formerly the "AV entities") from the Security and Control Solutions ("SCS") segment due to the Chief Operating Decision Maker's decision to operate each of these entities separately and manage each as a standalone segment. As a result, the Company has restated prior period segment disclosures to conform to the new composition. The AVC entities have been combined and not reported separately as they are individually not significant (the "AVC segments"). These subsidiaries were principally acquired at various times from 2003 to 2011.

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) ("ASU 2014-15"), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term "substantial doubt", (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016, including interim

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

periods within that reporting period and early adoption is permitted. The Company will adopt this pronouncement in the first quarter of 2017.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718) ("ASU 2014-12"), which clarifies the accounting for share based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted and an entity may apply the amendments in ASU 2014-12 either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company will adopt this pronouncement in the first quarter of 2016 and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014 - 09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle under ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and also provides guidance on disclosure requirements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted and an entity may apply the amendments in ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 at the date of initial application. The Company will adopt this pronouncement in the first quarter of 2017 and is currently evaluating the impact adoption will have on its financial position and results of operations.

In April 2014, the FASB issued ASU No. 2014 - 08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the criteria for reporting discontinued operations. ASU 2014-08 will also require additional disclosures about discontinued operations including, among others, the major classes of line items constituting the pretax profit and loss of the discontinued operation, either the total operating and investing cash flow of the discontinued operation or the depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the discontinued operation, a reconciliation of the major classes of assets and liabilities of the discontinued operation classified as held for sale to total assets and total liabilities of the disposal group classified as held for sale that is presented on the face of the balance sheet, and a reconciliation of the major classes of line items constituting the pretax profit or loss of the discontinued operation to the after-tax profit or loss of the discontinued operation that is presented on the face of the income statement. ASU 2014-08 also requires entities to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation and expands the disclosures about an entity's significant continuing involvement with a discontinued operation. ASU 2014-08 is effective prospectively for both (1) disposals of components of an entity and (2) businesses that, on acquisition are classified as held for sale, that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. As of September 27, 2014, there have been no disposals or classifications as held for sale that would be subject to ASU 2014-08. As such, the Company will consider the adoption of this standard upon the earlier of a disposal or classification as held for sale in 2014 or in the first quarter of 2015.

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
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

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

Reznor Acquisition

On April 30, 2014, the Company completed the acquisition of the heating, ventilation and air conditioning business of Thomas & Betts Corporation ("Reznor") for approximately $260.0 million in cash, plus additional payments of approximately $2.6 million for preliminary working capital and other post-closing adjustments, of which approximately $1.9 million was paid in the second quarter of 2014 and approximately $0.7 million will be paid during the fourth quarter of 2014. The acquisition was financed with a combination of cash on hand and a portion of the borrowings under a new $350.0 million senior secured term loan facility (see Note E, "Notes, Mortgage Notes and Obligations Payable").

Reznor manufactures industrial and commercial HVAC products, including an extended range of gas fired air heaters, air handling units, condensing units and rooftop units. The results of Reznor have been included in the Company's results of operations since the date of acquisition and have been included in the Company's Residential and Commercial HVAC ("RCH") segment.

The following is a summary of the preliminary accounting for the fair value of the assets acquired and liabilities assumed (dollar amounts in millions):

Current assets (1)	$47.1
Property and equipment	20.7
Goodwill	105.3
Intangible assets	119.7
Other assets	0.4
Current liabilities (2)	(18.9)
Deferred income taxes	(11.0)
Other long-term liabilities	(0.7)
Estimated purchase price	$262.6

(1)
Includes cash of approximately $7.0 million, accounts receivable of approximately $17.2 million, inventories of approximately $20.5 million, prepaid and other current assets of approximately $1.5 million, and current deferred taxes of approximately $0.9 million. Inventories include a fair value adjustment to the historical carrying value of approximately $1.8 million, of which approximately $0.3 million and $1.8 million increased cost of products sold for the third quarter and nine months of 2014, respectively.

(2)	Includes accounts payable of approximately $12.3 million and accrued expenses and taxes of approximately $6.6 million.

The excess of the purchase price paid over the fair value of Reznor's net assets is recorded as goodwill, which is primarily attributable to the Company's belief that the acquisition of Reznor positions Nortek to service a broader portion of the HVAC market. Goodwill associated with the acquisition of Reznor decreased approximately $5.3 million between the second and

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

third quarter of 2014. This decrease primarily relates to assumption changes for intangible assets and deferred income taxes of approximately $2.6 million and $2.0 million, respectively. Approximately $83.0 million of goodwill associated with the acquisition will be deductible for income tax purposes. This estimate is subject to refinement until all pertinent information has been obtained.

The Company has made preliminary estimates of the fair value of the assets and liabilities of Reznor, including inventory, property and equipment, and intangible assets utilizing information available at the time that the Company's unaudited condensed consolidated financial statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. These non-recurring fair value measurements are primarily determined using unobservable inputs. Accordingly, these fair value measurements are classified within Level 3 of the fair value hierarchy.

The Company will complete the following procedures, among others, prior to finalizing the acquisition method of accounting for Reznor:

•	Finalize the appraisals of property and equipment and intangible assets.

•	Finalize the deferred tax analysis for prepaid and deferred income taxes, including determining the deferred tax consequences for any changes in the fair value adjustments discussed above.

•	Finalize evaluation of the fair value of pre-acquisition contingencies.

The total preliminary fair value of intangible assets was approximately $119.7 million. The Company has determined that all of the intangible assets are subject to amortization and that they will have no residual value at the end of the amortization periods. The following is a summary of the estimated fair values and weighted average useful lives by intangible asset class (dollar amounts in millions, except for weighted average useful lives):

	Fair Value	Weighted Average Useful Lives
Customer relationships	$59.6	11.0
Completed Technology	20.4	7.0
Trademarks	39.7	20.0
	$119.7	11.6

Total intangible asset amortization for the third quarter and nine months of 2014 relating to Reznor was approximately $2.6 million and $4.3 million, respectively. Based upon current fair value estimates, estimated future intangible asset amortization expense related to these acquired intangible assets is expected to aggregate approximately $115.4 million as follows:

Year Ended December 31,	Annual Amortization Expense
(Dollar amounts in millions)

Remainder of 2014	$2.6
2015	10.3
2016	10.3
2017	10.3
2018	10.3
2019 and thereafter	71.6

In connection with the acquisition of Reznor, the Company also incurred approximately $6.1 million of fees and expenses, which have been recorded in selling, general and administrative expense, net ("SG&A") in the accompanying unaudited condensed consolidated statement of operations for the nine months of 2014.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

The unaudited pro forma net sales, operating earnings, net loss, basic and diluted loss per share, and depreciation and amortization expense for the Company as a result of the acquisition of Reznor for the periods presented were as follows:

	Year Ended	Nine Months of
	Dec. 31, 2013	2014	2013
	(Dollar amounts in millions, except per share data)
Net sales	$2,447.1	$1,961.4	$1,846.3
Operating earnings	100.6	26.6	82.4
Net loss	(4.7)	(42.1)	(0.1)
Basic loss per share	(0.31)	(2.70)	(0.01)
Diluted loss per share	(0.31)	(2.70)	(0.01)
Depreciation & amortization expense	111.0	79.9	82.1
Impairment of long-lived assets and goodwill	—	80.4	—

These amounts were determined assuming that the acquisition of Reznor had occurred on January 1, 2013 and include preliminary pro forma adjustments to reflect (i) additional depreciation and amortization expense related to the preliminary estimates of the fair values of acquired tangible and intangible assets, which is subject to change as the Company completes its review and appraisal work, (ii) changes in interest expense related to financing transactions due, in part, to funding the acquisition, and (iii) other pro forma adjustments that the Company considered appropriate related to the acquisition of Reznor. The transaction costs of approximately $6.1 million related to the acquisition of Reznor for the nine months of 2014 have been excluded from the unaudited pro forma operating earnings, net loss, and basic and diluted loss per share. These preliminary pro forma amounts are not necessarily indicative of the amounts that would have been achieved had the acquisition taken place as of January 1, 2013, nor are they necessarily indicative of the results for future periods. These preliminary pro forma financial statements are subject to change as additional information becomes available.

The acquisition of Reznor contributed approximately $38.0 million and $61.8 million to net sales for the third quarter and nine months of 2014, respectively, and approximately $1.8 million (which includes depreciation and amortization expense of approximately $3.8 million, including approximately $0.3 million of increased cost of goods sold due to the recognition of inventory at its acquisition date fair value) and $0.4 million (which includes depreciation and amortization expense of approximately $7.6 million, including approximately $1.8 million of increased cost of goods sold due to the recognition of inventory at its acquisition date fair value) to operating earnings for the third quarter and nine months of 2014, respectively.

2GIG Acquisition

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

2GIG is a designer and supplier of residential security and home automation systems. Developed with the assistance of Nortek's Linear® business, 2GIG's Go!Control® touch-screen panel is a self-contained, all-in-one home security and automation control panel. 2GIG also provides wireless interactive home security services and a wide range of peripheral hardware devices and system components for home security and automation solutions. The results of 2GIG have been included in the Company's results of operations since the date of acquisition and have been included in the Company's SCS segment. During 2013, the operations of 2GIG were integrated into the Company's existing security and access control products business, as such, net sales and operating earnings for the nine months of 2014 for 2GIG have not been separately presented.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

The unaudited pro forma net sales, operating earnings, net earnings, basic and diluted earnings per share, and depreciation and amortization expense for the Company as a result of the acquisition of 2GIG for the nine months of 2013 were as follows (dollar amounts in millions):

Net sales	$1,771.0
Operating earnings	89.1
Net earnings	7.4
Basic earnings per share	0.48
Diluted earnings per share	0.47
Depreciation & amortization expense	69.4

These amounts were determined assuming that the acquisition of 2GIG had occurred on January 1, 2013 and include pro forma adjustments to reflect (i) the elimination of intercompany transactions between the Company and 2GIG, (ii) additional depreciation and amortization expense related to acquired assets, (iii) increased interest expense related to the amounts borrowed to fund the acquisition and (iv) other pro forma adjustments that the Company considered appropriate related to the acquisition of 2GIG. The transaction costs of approximately $1.8 million related to the acquisition of 2GIG for the nine months of 2013 have been excluded from the unaudited pro forma operating earnings, net earnings, and basic and diluted earnings per share. These pro forma amounts are not necessarily indicative of the amounts that would have been achieved had the acquisition taken place as of January 1, 2013, nor are they necessarily indicative of the results for future periods.

Other Acquisitions

On February 22, 2013, the Company, through an indirect wholly-owned foreign subsidiary, acquired certain assets and assumed certain liabilities of Gefen Distribution Verwaltungs GmbH ("Gefen Distribution") for total consideration of approximately $2.9 million, consisting of cash payments of approximately $0.9 million, a holdback amount of approximately $0.2 million, and the settlement of a receivable due from Gefen Distribution to the Company as of the acquisition date of approximately $1.8 million.  Gefen Distribution is the principal distributor of Gefen products in Europe. Gefen Distribution is included in the Company's AVC segments. Pro forma results related to the acquisition of Gefen Distribution have not been presented, as the effect is not significant to the Company's consolidated operating results.

On October 8, 2014, the Company completed the acquisition of the HVAC distribution business of privately owned Phoenix Wholesale, Inc. ("Phoenix") for an initial purchase price of approximately $14.5 million, of which approximately $1.0 million was placed into escrow and approximately $2.2 million was held back subject to final purchase price adjustments. The acquisition of Phoenix was funded from borrowings under the Company's senior secured asset-based revolving credit facility. The acquisition of Phoenix expands the RCH segment's distribution footprint in regions where there is minimal market penetration. Phoenix will be included in the Company's RCH segment and goodwill related to the acquisition will be deductible for income tax purposes. Pro forma results related to the acquisition of Phoenix have not been presented, as the effect is not significant to the Company's consolidated operating results.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

(C)	Goodwill and Other Intangible Assets

The Company accounts for acquired goodwill in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations" and ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), which involves judgment with respect to the determination of the valuation of the acquired assets and liabilities assumed in order to determine the final amount of goodwill recorded in a purchase. Under ASC 350, goodwill is not amortized. Instead, it is evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, for example, a significant adverse change in the business climate. The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter. The reporting units evaluated for goodwill impairment have been determined to be the same as the Company's operating segments. With the exception of the Custom and Commercial Air Solutions ("CAS") reporting unit and the AVC entities, all of the Company's reporting units have goodwill and, therefore, are required to be evaluated for goodwill impairment.

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

During the second quarter of 2014, the Company changed the composition of its reporting units to exclude the AVC subsidiaries from the Security and Control Solutions reporting unit due to the Chief Operating Decision Maker's decision to operate each of the AVC subsidiaries as separate operating segments, resulting in the creation of three new reporting units for goodwill impairment analysis. In addition, due to the continued decline in operating results of the AVC subsidiaries, the Company concluded in the second quarter of 2014 that indicators of potential long-lived asset and goodwill impairment were present. Based on these considerations, the Company performed the following:

1.
Evaluation of the realizability of long-lived assets - In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), the Company evaluates the realizability of long-lived assets, which primarily consists of property and equipment and definite lived intangible assets (the “ASC 360 Long-Lived Assets”), when events or business conditions warrant it, as well as whenever an interim goodwill impairment test is required under ASC 350. ASC 350 requires that the ASC 360 impairment test be completed, and any ASC 360 impairment be recorded, prior to performing the goodwill impairment test. Due to the continued decline in operating results of the AVC subsidiaries, the Company performed an interim test for the impairment of long-lived assets.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

Based upon this analysis, the Company recorded an estimated long-lived asset impairment loss of approximately $76.0 million related to the AVC subsidiaries, comprised of intangible assets of approximately $74.7 million and property and equipment of approximately $1.3 million, during the second quarter of 2014. The impairment loss related to intangible assets by class and the applicable weighted average useful lives were as follows:

		Weighted Average Useful Lives
Customer relationships	$48.0	16.2
Trademarks	19.6	12.7
Developed technology	6.1	6.3
Other	1.0	7.9
	$74.7	13.0

The Company believes that the estimate of the impairment losses is reasonable and represents its best estimate of the impairment loss. If market conditions deteriorate further for these entities, it is reasonably possible that the estimate of expected future cash flows may change in the near term, resulting in an additional impairment charge relating to property and equipment.

2.
Evaluation of the legacy Security and Control Solutions (formerly Technology Solutions) reporting unit for goodwill impairment - As a result of the impairment indicators described above, the Company has estimated the fair value of the legacy Security and Control Solutions reporting unit based upon an EBITDA multiple approach. Based on this estimate, the estimated fair value of the legacy Security and Control Solutions reporting unit exceeded the carrying value of the legacy Security and Control Solutions reporting unit. As a result, the Company does not believe that it is more likely than not that an impairment of the legacy Security and Control Solutions reporting unit goodwill has occurred.

3.
Allocated the legacy Security and Control Solutions goodwill to each of the AVC subsidiaries - The Company estimated the fair value of each of the AVC subsidiaries based upon a DCF approach, as previously described, and allocated a portion of the legacy Security and Control Solutions goodwill to each of the AVC subsidiaries based upon their relative fair value. All prior period reportable segment information has been restated to reflect the new segment structure.

4.
Evaluate the revised Security and Control Solutions reporting unit and each of the AVC subsidiaries reporting units for goodwill impairment - During the second quarter of 2014, the Company prepared a “Step 1” Test that compared the estimated fair value of the AVC reporting units to their carrying value utilizing a DCF approach as described previously. As the carrying values of the AVC reporting units exceeded the estimated fair values, the Company performed a “Step 2” Test to measure the impairment loss by allocating the estimated fair values of the reporting units, as determined in Step 1, to the reporting units’ assets and liabilities, with the residual amount representing the implied fair value of goodwill. Since the implied fair value of goodwill was determined to be less than the carrying value, an impairment loss of approximately $4.4 million was recognized during the second quarter of 2014.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

The following table presents a summary of the activity in goodwill by reporting segment for the nine months of 2014:

	Dec. 31, 2013 (1)	Impairments / Acquisitions (2)	Sept. 27, 2014 (1)
	(Dollar amounts in millions)
Air Quality and Home Solutions ("AQH"):
Gross goodwill	$156.8	$—	$156.8
Impairment losses	—	—	—
Net AQH goodwill	156.8	—	156.8
Security and Control Solutions ("SCS"):
Gross goodwill	80.9	—	80.9
Impairment losses	—	—	—
Net SCS goodwill	80.9	—	80.9
Ergonomic and Productivity Solutions ("ERG")"
Gross goodwill	131.4	—	131.4
Impairment losses	—	—	—
Net ERG goodwill	131.4	—	131.4
Residential and Commercial HVAC (“RCH”):
Gross goodwill	—	105.3	105.3
Impairment losses	—	—	—
Net RCH goodwill	—	105.3	105.3
Audio, Video and Control Solutions ("AVC") (3):
Gross goodwill	4.4	—	4.4
Impairment losses	—	(4.4)	(4.4)
Net AVC goodwill	4.4	(4.4)	—
Consolidated goodwill:
Gross goodwill	373.5	105.3	478.8
Impairment losses	—	(4.4)	(4.4)
Net consolidated goodwill	$373.5	$100.9	$474.4

(1)	The CAS reporting unit did not have goodwill for any periods presented.

(2)	Acquisition adjustments recorded during the nine months of 2014 for the RCH segment relate to the acquisition of Reznor. See Note B, “Acquisitions”.

(3)	Represents the combined audio, video and control solutions reporting units.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

(D)	Cash Flows

The impact of changes in foreign currency exchange rates on cash was not material and has been included in "Other, net" in the accompanying unaudited condensed consolidated statement of cash flows.

Interest paid was approximately $52.8 million and $50.7 million for the nine months of 2014 and 2013, respectively. Income tax payments, net of refunds, for the nine months of 2014 and 2013 were approximately $11.2 million and $9.0 million, respectively.

(E)	Notes, Mortgage Notes and Obligations Payable

Second Quarter 2014 Debt Transactions

In connection with the acquisition of Reznor, on April 30, 2014, the Company entered into a new senior secured term loan facility for $350.0 million (the "Term Loan Facility"). The net proceeds from the Term Loan Facility were used to acquire Reznor and to repay all of the outstanding secured debt under the Company's previously existing senior secured term loan due 2017, which had an aggregate principal amount outstanding of approximately $93.0 million upon repayment. The Company incurred fees and expenses of approximately $6.3 million, of which approximately $4.6 million has been included in deferred financing costs and are being recognized over the term of the Term Loan Facility. The redemption of the previously existing senior secured term loan facility resulted in a pre-tax loss of approximately $0.5 million and $2.3 million in the third quarter and nine months of 2014, respectively.

Term Loan Facility

The Term Loan Facility is repayable in quarterly installments of $875,000 with a balloon payment for the remaining balance due on October 30, 2020. Loans under the Term Loan Facility bear interest, at the Company's option, at a rate per annum equal to either (1) a Base Rate (as defined in the credit agreement governing the Term Loan Facility) or (2) a Eurodollar Rate (as defined in the credit agreement governing the Term Loan Facility), in each case plus an applicable margin. The interest rate related to the Term Loan Facility was approximately 3.75% at September 27, 2014.

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

At September 27, 2014, there were no requirements to prepay outstanding amounts under the Term Loan Facility. Certain voluntary prepayments on or prior to the date that is six months following the closing of the Term Loan Facility are subject to a call premium of 1%. Otherwise, the Company may voluntarily prepay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to Eurodollar Rate loans.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

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

Senior Secured Asset-Based Revolving Credit Facility (the "ABL Facility")

As of September 27, 2014, there were no outstanding borrowings and approximately $12.5 million in outstanding letters of credit under the ABL Facility. Based on the August 2014 borrowing base calculations, at September 27, 2014, the Company had excess availability of approximately $287.5 million and approximately $250.0 million of excess availability before triggering the cash deposit requirements under the ABL Facility.

As of October 31, 2014, the Company had approximately $50.0 million in outstanding borrowings and approximately $12.5 million in outstanding letters of credit under the ABL Facility. Based on the September 2014 borrowing base calculations, at October 31, 2014, the Company had excess availability of approximately $237.5 million and approximately $200.0 million of excess availability before triggering the cash deposit requirements under the ABL Facility.

Debt Covenant Compliance

The indentures governing the 10% Senior Notes due 2018 (the "10% Notes") and the 8.5% Senior Notes due 2021 (the "8.5% Notes") contain certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations, and the sale of assets (all as defined in the indentures and other agreements). As of September 27, 2014, the Company had the capacity to make certain payments, including dividends, under the indenture governing the 10% Notes of approximately $70.8 million.

As of September 27, 2014, the Company was in compliance with all covenants under the indentures that govern the 10% Notes and the 8.5% Notes and the credit agreements that govern the ABL Facility and the Term Loan Facility.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

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

Manufacturing Rationalization and Relocation Initiatives

The Company's Board of Directors have approved several initiatives including: (i) construction of two new manufacturing facilities on a campus in Mexico to be shared by the RCH and CAS segments (completed in the first quarter of 2014), which will provide an integrated manufacturing footprint for both RCH and CAS; (ii) consolidation of two North American manufacturing facilities in the RCH segment into the new, shared facility in Mexico; (iii) transfer of product manufacturing from certain manufacturing facilities in the CAS segment to the new, shared campus in Mexico, as well as transferring and expanding parts and sub-assembly operations in Mexico; and (iv) further consolidation of North American manufacturing operations, among other things, in the CAS segment (collectively, the "Manufacturing Rationalization & Relocation Initiatives").

The Company expects that the range of total cost to complete the Manufacturing Rationalization & Relocation Initiatives is as follows:

	Low (1)	High (1)
	(Dollar amounts in millions)
Employee-related costs	$10.0	$11.0
Other costs, including machinery and equipment relocation and installation	9.0	10.0
	$19.0	$21.0

(1)	The range of total estimated exit and disposal activities by segment are as follows:

	Low	High
	(Dollar amounts in millions)
RCH	$16.5	$18.0
CAS	2.5	3.0
	$19.0	$21.0

Cash expenditures began in the second quarter of 2013 and are expected to continue through fiscal year 2015. In connection with the Manufacturing Rationalization & Relocation Initiatives, the Company has incurred cumulative costs of approximately $12.1 million (of which approximately $11.1 million and $1.0 million were recorded in the RCH and CAS segments, respectively).

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

The following table sets forth the changes to the liability for the Manufacturing Rationalization & Relocation Initiatives during the nine months of 2014:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2013	$7.0	$—	$7.0
Provision (1)	1.0	2.8	3.8
Payments	(1.3)	(2.8)	(4.1)
Other	—	—	—
Balance, September 27, 2014	$6.7	$—	$6.7

(1)	Approximately $3.2 million and $0.6 million were recorded in the RCH and CAS segments, respectively, for the nine months of 2014.

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

The Company expects that the range of total cost to complete the Warehousing and Distribution Consolidation is as follows:

	Low (1)	High (1)
	(Dollar amounts in millions)
Employee-related costs	$1.5	$1.9
Other costs, including lease cancellation costs	2.0	2.2
	$3.5	$4.1

(1)	The range of total estimated exit and disposal activities by segment are as follows:

	Low	High
	(Dollar amounts in millions)
SCS	$1.9	$2.1
ERG	0.9	1.1
AVC	0.7	0.9
	$3.5	$4.1

The Company expects the Warehousing & Distribution Consolidation costs to be incurred through the fourth quarter of 2014. To date, the Company has incurred cumulative severance and other costs related to the Warehousing and Distribution Consolidation of approximately $2.7 million, of which approximately $1.7 million, $0.6 million, and $0.4 million were recorded in the SCS, ERG, and combined AVC segments, respectively.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

The following table sets forth the changes to the liability for the Warehousing and Distribution Consolidation during the nine months of 2014:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2013	$0.7	$0.3	$1.0
Provision (1)	0.1	0.8	0.9
Payments	(0.8)	(0.8)	(1.6)
Other	—	—	—
Balance, September 27, 2014	$—	$0.3	$0.3

(1)	Approximately $0.5 million, $0.1 million, and $0.3 million were recorded in the SCS, ERG, and combined AVC segments, respectively, for the nine months of 2014.

Subsidiary Combinations

The Company has combined, or is in the process of combining, the operations of certain subsidiaries in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth ("Subsidiary Combinations").  The total expected costs related to one time termination benefits and other costs associated with Subsidiary Combinations are estimated to be approximately $17.0 million to $17.5 million. Total expected costs by segment are as follows:

	Low	High
	(Dollar amounts in millions)
SCS	$0.9	$1.0
RCH	0.7	0.9
AVC	15.4	15.6
	$17.0	$17.5

In connection with Subsidiary Combinations, the Company has incurred cumulative costs of approximately $16.5 million, of which approximately $0.8 million, $0.5 million and $15.2 million was recorded in the SCS, RCH, and combined AVC segments, respectively. These costs consist of one time termination benefits of approximately $4.9 million, approximately $3.5 million in costs to reduce inventory values for certain products to their expected net realizable amount, and facility exit and other costs of approximately $8.1 million.

The following table sets forth the changes to the liability for Subsidiary Combinations during the nine months of 2014:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2013	$0.9	$0.8	$1.7
Provision (1)	1.4	1.8	3.2
Payments	(1.2)	(1.3)	(2.5)
Other	(0.2)	0.1	(0.1)
Balance, September 27, 2014	$0.9	$1.4	$2.3

(1)	Approximately $0.1 million, $0.5 million, and $2.6 million were recorded in the SCS, RCH, and combined AVC segments, respectively, for the nine months of 2014.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

Best Restructuring

In 2011, management approved a plan to reduce costs and improve production efficiencies at Best, one of the Company's AQH subsidiaries, including transferring certain operations from Italy to Poland (the "Best Restructuring"). The total expected costs related to contractual termination benefits and other costs associated with the Best Restructuring are estimated to be approximately $17.3 million. In connection with the Best Restructuring, the Company has incurred cumulative costs through the nine months of 2014 of approximately $17.3 million, consisting of contractual termination benefits of approximately $16.9 million and other costs of approximately $0.4 million.

The following table sets forth the changes to the liability for the Best Restructuring during the nine months of 2014:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2013	$5.5	$—	$5.5
Provision	—	—	—
Payments	(5.3)	—	(5.3)
Other	(0.1)	—	(0.1)
Balance, September 27, 2014	$0.1	$—	$0.1

Summary of Exit and Disposal Activities

The following table outlines amounts recorded within the unaudited condensed consolidated statement of operations associated with the Company's exit and disposal activities for the third quarter of 2014 and 2013:

	For the third quarter of 2014			For the third quarter of 2013
	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation Initiatives	$—	$1.1	$1.1	$—	$0.4	$0.4
Warehousing & Distribution Consolidation	—	—	—	—	0.3	0.3
Subsidiary Combinations	2.1	0.3	2.4	1.7	0.3	2.0
Total	$2.1	$1.4	$3.5	$1.7	$1.0	$2.7

The following table outlines amounts recorded within the unaudited condensed consolidated statement of operations associated with the Company's exit and disposal activities for the nine months of 2014 and 2013:

	For the nine months of 2014			For the nine months of 2013
	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation Initiatives	$—	$3.8	$3.8	$—	$7.2	$7.2
Warehousing & Distribution Consolidation	0.3	0.6	0.9	—	0.3	0.3
Subsidiary Combinations	2.6	0.6	3.2	5.2	1.4	6.6
Total	$2.9	$5.0	$7.9	$5.2	$8.9	$14.1

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

(G)	Commitments and Contingencies

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

Indemnifications

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries, including certain pension and environmental liabilities.  The Company has recorded liabilities in relation to these indemnifications in the accompanying unaudited condensed consolidated balance sheet as follows:

	September 27, 2014	December 31, 2013
	(Dollar amounts in millions)

Accrued expenses	$2.5	$2.4
Other long-term liabilities	2.5	2.7
	$5.0	$5.1

Undiscounted future payments	$5.2	$5.4

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

Changes in the Company’s combined short-term and long-term warranty liabilities during the third quarter and nine months of 2014 and 2013 are as follows:

	Third quarter of		Nine Months of
	2014	2013	2014	2013
	(Dollar amounts in millions)
Balance, beginning of period	$57.7	$58.0	$56.8	$54.7
Warranties provided during period	3.8	11.2	15.6	25.7
Settlements made during period	(6.5)	(10.3)	(19.6)	(22.3)
Other changes in liability estimate, including expirations and acquisitions	0.1	0.5	2.3	1.3
Balance, end of period	$55.1	$59.4	$55.1	$59.4

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

Other Commitments and Contingencies

During the nine months of 2014, the Company completed construction and placed into service approximately $24.5 million and $7.0 million of buildings related to the 2013 construction in progress of new facilities in Mexico for the RCH and CAS segments, respectively. In accordance with the provisions of ASC 840, Leases, the Company was considered to be the owner of the asset during the construction period and upon completion, the Company determined that the facilities did not qualify for de-recognition. These buildings are being depreciated over a 20 year estimated remaining useful life. The corresponding present values of the liabilities for the minimum monthly payments for these facilities are included in accrued liabilities for the current portion and other long-term liabilities for the long-term portion and are being amortized over 20 years using interest rates of approximately 7.5% and 6.4% for the RCH and CAS obligations, respectively. Annual minimum payments under these agreements are approximately $2.4 million and $0.6 million for the RCH and CAS obligations, respectively.

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

The provision for income taxes for the third quarter of 2014 was approximately $1.0 million and the benefit from income taxes for the nine months of 2014 was approximately $16.3 million. The provision for income taxes for the third quarter and nine months of 2013 was approximately $3.5 million and $2.8 million, respectively. The effective income tax rate of a benefit of approximately 24.5% for the nine months of 2014 differs from the United States federal statutory rate of a benefit of 35% principally as a result of non-deductible goodwill impairment, U.S. tax on unremitted earnings, losses in certain jurisdictions that cannot be benefited, and uncertain tax positions, partially offset by the impact of foreign rates. Compared to the United States federal statutory rate of 35%, the effective income tax rate of approximately 82.4% for the nine months of 2013 differs principally as a result of losses in certain jurisdictions that cannot be benefited and the settlement of an uncertain tax position during the first quarter of 2013.

The Company has recorded approximately $6.4 million of realized tax benefits related to deductions for share-based compensation in excess of the corresponding book expense to additional paid in capital in the nine months of 2014. The Company has approximately $1.1 million of remaining excess tax benefits that will be recognized as a credit to additional paid in capital when the benefits are realized on a tax return.  The Company accounts for share-based compensation deductions on the basis that these are the last tax benefits that are utilized.

As of January 1, 2014, the Company had a liability of approximately $20.8 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  As a result of additional provisions during the nine months of 2014 and utilization of loss carryforwards, the liability for uncertain tax positions increased to approximately $28.0 million at September 27, 2014. The liability for uncertain tax positions is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet. The corresponding amount of gross uncertain tax benefits was approximately $31.2 million and $30.7 million at September 27, 2014 and December 31, 2013, respectively.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

During the third quarter of 2014, the Company recorded a liability for uncertain tax positions in connection with an ongoing tax matter involving a foreign subsidiary. The Company recorded a gross reserve of approximately $1.3 million, and related accrued interest of approximately $1.1 million. The Company also recorded a corresponding deferred tax asset related to the U.S. tax deduction for these items of approximately $0.8 million. The total amount provided for this item in the third quarter of 2014 was approximately $1.6 million.

The Company also reversed approximately $2.4 million in uncertain tax positions during the third quarter of 2014 related to the expiration of the statute of limitations.  This amount was offset by a corresponding reversal of an offsetting related tax asset of approximately $1.4 million.

As of September 27, 2014 and December 31, 2013, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was approximately $12.2 million and $10.9 million, respectively. The difference between the total amount of uncertain tax positions and the amount that would affect the effective tax rate represents the federal tax effect of state tax items, items that offset temporary differences, and items that will result in the reduction of other tax assets.

As of September 27, 2014, the Company had approximately $1.3 million in unrecognized benefits relating to various tax issues, for which the statute of limitations is expected to expire in the fourth quarter of 2014.

As of September 27, 2014 and December 31, 2013, the total amount of accrued interest and penalties related to uncertain tax positions was approximately $5.0 million and $4.0 million, respectively.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

As of September 27, 2014, the Company had recorded a liability of approximately $0.8 million for potential income tax liabilities and approximately $0.7 million for additional VAT liabilities related to a tax audit at one of the Company's foreign subsidiaries for the years 2007 - 2012. During the nine months of 2014, the Company reached an agreement with taxing authorities to settle the years 2007 and 2008 for approximately $0.2 million for income tax liabilities and approximately $0.2 million for VAT liabilities, which are payable in quarterly installments over a three year period commencing April 2014. The years 2009 through 2012 remain open.

(I)	Segment Information

The Company's principal reporting segments are as follows:

•	the Air Quality and Home Solutions, formerly Residential Ventilation (“RESV”), segment,

•	the Security and Control Solutions, formerly Technology Solutions (“TECH”), segment,

•	the Ergonomic and Productivity Solutions, formerly Display Mount Solutions ("DMS"), segment,

•	the Residential and Commercial HVAC, formerly Residential Heating and Cooling (“RHC”), segment, and

•	the Custom and Commercial Air Solutions, formerly Custom & Engineered Solutions (“CES”), segment.

The SCS segment manufactures and distributes a broad array of products designed to provide convenience and security primarily for residential applications. The principal product categories in this segment include security, automation and access control equipment and systems.

The AVC segments manufacture and distribute a broad array of products primarily for the residential audio/video and professional video signal management markets. The principal product categories in these segments include residential audio/video equipment (including architectural speakers and power conditioners, among other products), home control equipment, and professional video signal management solutions.

For a description of the activities of the Company's other reporting segments, see "Segment Information and Concentration of Credit Risk", of the Company's 2013 Form 10-K.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs and impairment charges. With the exception of intersegment net sales between the SCS segment and the combined AVC segments, intersegment net sales and intersegment eliminations are not material for any of the periods presented. The financial statement impact of all acquisition accounting adjustments, including intangible asset amortization and goodwill, are reflected in the applicable operating segment, which are the Company’s reporting units.

Unaudited net sales, operating earnings and earnings (loss) before provision (benefit) for income taxes for the Company’s reporting segments for the third quarter and nine months of 2014 and 2013 were as follows:

	Third quarter of		Nine Months of
	2014	2013	2014	2013
	(Dollar amounts in millions)
Net sales:
AQH	$146.5	$150.0	$438.8	$444.7
SCS	104.2	98.4	351.0	276.1
ERG	83.9	68.7	214.8	198.7
RCH	153.9	110.3	414.6	335.0
CAS	106.8	114.9	369.6	350.7
AVC	47.6	46.9	120.5	133.8
Consolidated net sales	$642.9	$589.2	$1,909.3	$1,739.0

Operating earnings (loss):
AQH	$18.5	$17.3	$45.4	$48.0
SCS	12.8	10.3	35.9	22.2
ERG	15.2	9.6	34.3	26.4
RCH	8.9	7.2	24.0	17.0
CAS	(0.1)	3.0	23.2	18.5
AVC	(6.3)	(2.2)	(19.1)	(8.3)
Subtotal	49.0	45.2	143.7	123.8
Impairment of long-lived assets and goodwill	—	—	(80.4)	—
Unallocated, net	(15.6)	(12.7)	(49.5)	(46.3)
Consolidated operating earnings	33.4	32.5	13.8	77.5
Net interest expense	(27.3)	(24.8)	(78.0)	(74.1)
Loss from debt retirement	(0.5)	—	(2.3)	—
Earnings (loss) before provision (benefit) for income taxes	$5.6	$7.7	$(66.5)	$3.4

Intersegment sales between the SCS segment and the combined AVC segments totaled approximately $3.9 million and $3.1 million for the third quarter of 2014 and 2013, respectively, and totaled approximately $12.2 million and $13.3 million for the nine months of 2014 and 2013, respectively.

See Note F, “Exit & Disposal Activities” and Note G, "Commitments & Contingencies", with respect to certain other items affecting segment earnings (loss).

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

Segment assets at September 27, 2014 and December 31, 2013 for the Company’s reporting segments are presented in the table that follows:

	September 27, 2014	December 31, 2013
	(Dollar amounts in millions)
Segment Assets:
AQH	$604.1	$610.7
SCS	345.5	327.7
ERG	384.8	378.4
RCH	527.5	175.0
CAS	193.1	199.0
AVC	70.6	148.9
	2,125.6	1,839.7
Unallocated:
Cash and cash equivalents, including current restricted cash	66.4	83.8
Deferred tax assets	29.4	29.7
Other assets, including long-term restricted investments and marketable securities	43.2	37.7
Consolidated assets	$2,264.6	$1,990.9

(J)	Equity Activity

Restricted Stock

During the nine months of 2014, 156,248 shares of restricted stock were granted and 71,172 shares of restricted stock were forfeited. Additionally, during the nine months of 2014, 161,416 shares of restricted stock vested, of which 57,348 shares of common stock were delivered to the Company as payment in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Stock Options

During the nine months of 2014, 105,596 stock options were exercised for common stock, of which 26,754 shares of common stock were delivered to the Company as payment in lieu of cash for stock options exercised and related minimum tax withholding obligations.

Warrants

During the nine months of 2014, 415,683 warrants were exercised for common stock, of which 258,047 shares of common stock were delivered to the Company as payment in lieu of cash for warrants exercised.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

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

The balances of each component, net of tax attributes, within accumulated other comprehensive loss for the third quarter and nine months of 2014 are as follows:

	Third quarter of 2014			Nine Months of 2014
	Foreign Currency Translation	Pension Liability Adjustment	Total Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation	Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(Dollar amounts in millions)
Balance, beginning of period	$(1.3)	$(15.7)	$(17.0)	$(0.9)	$(15.4)	$(16.3)

Other comprehensive (loss) income before reclassifications	(4.4)	0.6	(3.8)	(4.8)	0.3	(4.5)
Amounts reclassified from AOCI to SG&A (1)	—	—	—	—	—	—
Net current-period other comprehensive (loss) income	(4.4)	0.6	(3.8)	(4.8)	0.3	(4.5)

Balance, end of period	$(5.7)	$(15.1)	$(20.8)	$(5.7)	$(15.1)	$(20.8)

(1)	For additional information, see Note L, "Pension, Profit Sharing and & Other Post-Retirement Benefits".

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

(K)	Earnings (Loss) per Share

Basic earnings per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliations between basic and diluted loss per share for the third quarter and nine months of 2014 and 2013 are as follows:

	Third quarter of		Nine Months of
	2014	2013	2014	2013
	(Dollar amounts in millions, except per share data)

Net earnings (loss)	$4.6	$4.2	$(50.2)	$0.6

Weighted average common shares outstanding	15,671,819	15,386,600	15,576,327	15,361,118
Dilutive effect of common share equivalents	428,098	462,376	—	493,785
Dilutive shares outstanding	16,099,917	15,848,976	15,576,327	15,854,903

Basic earnings (loss) per share	$0.29	$0.27	$(3.22)	$0.04

Diluted earnings (loss) per share	$0.29	$0.27	$(3.22)	$0.04

The effect of certain potential common share equivalents, as outlined below, were excluded from the computation of diluted shares outstanding for the third quarter and nine months of 2014 and 2013 as their inclusion would have been anti-dilutive. Restricted stock awards which vest based upon achievement of performance targets were excluded from the diluted shares outstanding as the performance targets had not been met as of the end of the nine months of 2014 and 2013.

A summary of the weighted average anti-dilutive shares excluded from the third quarter and nine months of 2014 and 2013 is as follows:

	Third quarter of		Nine Months of
	2014	2013	2014	2013
Warrants	—	—	576,615	—
Restricted stock	281,018	356,397	411,378	359,430
Stock options	139,699	122,771	619,676	108,163
Total	420,717	479,168	1,607,669	467,593

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

(L)	Pension, Profit Sharing & Other Post-Retirement Benefits

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing, and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension, profit sharing and other post-retirement health benefit expense charged to operations aggregated approximately $2.4 million and $1.9 million for the third quarter of 2014 and 2013, respectively, and aggregated approximately $7.9 million and $6.2 million for the nine months of 2014 and 2013, respectively. The increase in pension, profit sharing and other post-retirement health benefit expense is due primarily to increases in the company matched contribution on 401(k) plans and increases in profit sharing accruals at certain of the Company's subsidiaries. This increase was partially offset by a decrease in the defined benefit plan expense attributable to a reduction in the required recognition of the cumulative unrecognized loss. Favorable investment return and an increase in the discount rate combined to both improve the funded status and reduce the outstanding loss.

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At September 27, 2014, the Company estimated that approximately $5.8 million would be contributed to the Company's defined benefit pension plans in 2014, of which approximately $4.5 million was contributed through the nine months of 2014.

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the third quarter and nine months of 2014 and 2013 consists of the following components:

	Third quarter of		Nine Months of
	2014	2013	2014	2013
	(Dollar amounts in millions)
Service cost	$0.1	$0.2	$0.4	$0.4
Interest cost	2.0	1.8	5.8	5.2
Expected return on plan assets	(2.0)	(1.9)	(5.8)	(5.3)
Net amortization of actuarial loss	—	0.2	—	0.7
Net periodic benefit cost	$0.1	$0.3	$0.4	$1.0

There were no periodic benefit costs for the Company's post-retirement health benefit plan for the third quarter or nine months of 2014 or 2013.

(M)	Fair Value

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

Measured on a Recurring Basis

Restricted Investments and Marketable Securities (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at September 27, 2014 or December 31, 2013.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the unaudited condensed consolidated balance sheets at September 27, 2014 and December 31, 2013 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value (Level 1) because of their short-term nature.

Long-Term Debt -- At September 27, 2014, the fair value of the Company's long-term indebtedness was approximately $73.2 million higher than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before net unamortized premium of approximately $3.1 million. At December 31, 2013, the fair value of the Company’s long-term indebtedness was approximately $107.7 million higher than the amount on the Company's consolidated balance sheet, before net unamortized premium of approximately $4.5 million.  The Company determined the fair market value of its 10% Notes and 8.5% Notes using available market quotes (Level 1). For the Company's remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and the Term Loan Facility), the Company assumed that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and the Company's estimated credit risk.

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

Consolidating balance sheets related to Nortek, the Guarantors and non-Guarantor subsidiaries as of September 27, 2014 and December 31, 2013, the related consolidating statements of operations and comprehensive income (loss) for the third quarter and nine months of 2014 and 2013, and the related cash flows for the nine months of 2014 and 2013 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

Condensed Consolidating Balance Sheet as of September 27, 2014

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$21.3	$18.1	$26.8	$—	$66.2
Restricted cash	0.1	0.1	—	—	0.2
Accounts receivable, less allowances	—	282.4	72.9	—	355.3
Intercompany receivables	2.4	—	69.0	(71.4)	—
Inventories, net	—	291.3	87.9	(7.3)	371.9
Prepaid expenses	2.8	10.2	7.0	—	20.0
Other current assets	1.2	5.7	10.9	—	17.8
Deferred tax assets	3.2	26.8	—	(0.6)	29.4
Total current assets	31.0	634.6	274.5	(79.3)	860.8

Property and Equipment, at Cost:
Total property and equipment, net	11.8	165.2	66.5	—	243.5

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,417.7	394.2	—	(1,811.9)	—
Goodwill	—	439.1	35.3	—	474.4
Intangible assets, less accumulated amortization	—	596.2	64.1	(9.8)	650.5
Deferred tax asset	11.4	—	—	(11.4)	—
Other assets	20.6	13.8	1.0	—	35.4
Total other long-term assets	1,449.7	1,443.3	100.4	(1,833.1)	1,160.3
Total Assets	$1,492.5	$2,243.1	$441.4	$(1,912.4)	$2,264.6

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Short term bank obligations	$—	$—	$0.6	$—	$0.6
Current maturities of long-term debt	3.8	2.7	—	—	6.5
Accounts payable	4.7	163.5	131.7	—	299.9
Accrued expenses and taxes, net	59.3	144.2	45.2	—	248.7
Current deferred taxes	—	—	0.6	(0.6)	—
Intercompany payables	—	71.4	—	(71.4)	—
Total current liabilities	67.8	381.8	178.1	(72.0)	555.7

Other Liabilities:
Deferred income taxes	—	119.6	17.3	(14.1)	122.8
Other long-term liabilities	37.3	132.2	22.1	—	191.6
Long-term intercompany payables	—	—	117.2	(117.2)	—
	37.3	251.8	156.6	(131.3)	314.4

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,335.0	7.1	—	—	1,342.1

Stockholders' investment (deficit)	52.4	1,602.4	106.7	(1,709.1)	52.4
Total Liabilities and Stockholders' Investment (Deficit)	$1,492.5	$2,243.1	$441.4	$(1,912.4)	$2,264.6

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the third quarter ended September 27, 2014

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$545.3	$207.4	$(109.8)	$642.9
Cost of products sold	—	387.0	176.5	(110.6)	452.9
Gross profit	—	158.3	30.9	0.8	190.0
Selling, general and administrative expense, net	14.8	99.1	27.8	—	141.7
Amortization of intangible assets	—	13.8	1.3	(0.2)	14.9
Operating (loss) earnings	(14.8)	45.4	1.8	1.0	33.4
Net interest expense	(26.4)	(0.9)	—	—	(27.3)
Loss from debt retirement	(0.5)	—	—	—	(0.5)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(41.7)	44.5	1.8	1.0	5.6
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	47.3	(18.8)	(0.3)	(28.2)	—
Earnings (loss) before provision (benefit) for income taxes	5.6	25.7	1.5	(27.2)	5.6
Provision (benefit) for income taxes	1.0	8.7	2.2	(10.9)	1.0
Net earnings (loss)	$4.6	$17.0	$(0.7)	$(16.3)	$4.6

Comprehensive income (loss)	$0.8	$17.0	$(3.8)	$(13.2)	$0.8

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the first nine months ended September 27, 2014

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$1,631.4	$640.1	$(362.2)	$1,909.3
Cost of products sold	—	1,163.8	552.5	(360.9)	1,355.4
Gross profit	—	467.6	87.6	(1.3)	553.9
Selling, general and administrative expense, net	48.5	292.1	75.4	—	416.0
Impairment of long-lived assets and goodwill	—	70.1	10.3	—	80.4
Amortization of intangible assets	—	40.9	3.4	(0.6)	43.7
Operating (loss) earnings	(48.5)	64.5	(1.5)	(0.7)	13.8
Net interest expense	(76.1)	(1.8)	(0.1)	—	(78.0)
Loss from debt retirement	(2.3)	—	—	—	(2.3)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(126.9)	62.7	(1.6)	(0.7)	(66.5)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	60.4	(58.3)	0.2	(2.3)	—
(Loss) earnings before (benefit) provision for income taxes	(66.5)	4.4	(1.4)	(3.0)	(66.5)
(Benefit) provision for income taxes	(16.3)	3.9	3.9	(7.8)	(16.3)
Net (loss) earnings	$(50.2)	$0.5	$(5.3)	$4.8	$(50.2)

Comprehensive (loss) income	$(54.7)	$0.5	$(9.1)	$8.6	$(54.7)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the third quarter ended September 28, 2013

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$510.6	$185.8	$(107.2)	$589.2
Cost of products sold	—	366.4	156.4	(107.3)	415.5
Gross profit	—	144.2	29.4	0.1	173.7
Selling, general and administrative expense, net	13.1	92.9	22.0	—	128.0
Amortization of intangible assets	—	12.7	0.7	(0.2)	13.2
Operating (loss) earnings	(13.1)	38.6	6.7	0.3	32.5
Net interest (expense) income	(24.2)	(0.6)	—	—	(24.8)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(37.3)	38.0	6.7	0.3	7.7
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	45.0	(16.4)	0.3	(28.9)	—
Earnings (loss) before provision (benefit) for income taxes	7.7	21.6	7.0	(28.6)	7.7
Provision (benefit) for income taxes	3.5	7.4	3.8	(11.2)	3.5
Net earnings (loss)	$4.2	$14.2	$3.2	$(17.4)	$4.2

Comprehensive income (loss)	$7.0	$14.2	$6.0	$(20.2)	$7.0

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the first nine months ended September 28, 2013

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$1,489.3	$550.7	$(301.0)	$1,739.0
Cost of products sold	—	1,070.4	465.4	(298.9)	1,236.9
Gross profit	—	418.9	85.3	(2.1)	502.1
Selling, general and administrative expense, net	46.1	272.5	67.9	—	386.5
Amortization of intangible assets	—	36.6	2.1	(0.6)	38.1
Operating (loss) earnings	(46.1)	109.8	15.3	(1.5)	77.5
Net interest expense	(72.2)	(1.9)	—	—	(74.1)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(118.3)	107.9	15.3	(1.5)	3.4
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	121.7	(51.3)	0.8	(71.2)	—
Earnings (loss) before provision (benefit) for income taxes	3.4	56.6	16.1	(72.7)	3.4
Provision (benefit) for income taxes	2.8	15.6	7.8	(23.4)	2.8
Net earnings (loss)	$0.6	$41.0	$8.3	$(49.3)	$0.6

Comprehensive (loss) income	$(1.2)	$41.1	$6.0	$(47.1)	$(1.2)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

Condensed Consolidating Cash Flow Statement
For the first nine months ended September 27, 2014

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(127.3)	$135.7	$9.2	$17.6
Cash Flows from investing activities:
Capital expenditures	(7.0)	(16.7)	(4.0)	(27.7)
Net cash paid for businesses acquired	(184.5)	—	(70.4)	(254.9)
Intercompany dividends	—	15.5	(15.5)	—
Intercompany contributions	(0.4)	—	0.4	—
Proceeds from the sale of property and equipment	—	1.1	0.5	1.6
Change in restricted cash and marketable securities	0.1	0.1	0.1	0.3
Other, net	—	(1.1)	(0.3)	(1.4)
Net cash used in investing activities	(191.8)	(1.1)	(89.2)	(282.1)

Cash Flows from financing activities:
Proceeds from borrowings	140.0	—	2.4	142.4
Payment of borrowings	(140.3)	(2.1)	(2.4)	(144.8)
Net proceeds from borrowings under the senior secured term loan facility due 2020	349.1	—	—	349.1
Redemption of the senior secured term loan facility due 2017	(93.0)	—	—	(93.0)
Fees paid in connection with debt facilities	(6.3)	—	—	(6.3)
Net use from equity transactions	(4.0)	—	—	(4.0)
Excess tax benefit on share-based awards	6.4	—	—	6.4
Long-term intercompany advances and loans	65.3	(134.4)	69.1	—
Net cash provided by (used in) financing activities	317.2	(136.5)	69.1	249.8
Net change in unrestricted cash and cash equivalents	(1.9)	(1.9)	(10.9)	(14.7)
Unrestricted cash and cash equivalents at the beginning of the period	23.2	20.0	37.7	80.9
Unrestricted cash and cash equivalents at the end of the period	$21.3	$18.1	$26.8	$66.2

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

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

Executive Overview

We are a global, diversified company whose many market-leading brands deliver broad capabilities and a wide array of innovative, technology-driven products and solutions for lifestyle improvement at home and at work. Our principal reporting segments are as follows:

•	the Air Quality and Home Solutions ("AQH"), formerly Residential Ventilation (“RESV”), segment,

•	the Security and Control Solutions ("SCS"), formerly Technology Solutions (“TECH”), segment,

•	the Ergonomic and Productivity Solutions ("ERG"), formerly Display Mount Solutions ("DMS"), segment,

•	the Residential and Commercial HVAC ("RCH"), formerly Residential Heating and Cooling (“RHC”), segment, and

•	the Custom and Commercial Air Solutions ("CAS"), formerly Custom & Engineered Solutions (“CES”), segment.

During the second quarter of 2014, we changed the composition of our reporting segments to exclude the audio, video and control ("AVC") entities (formerly the "AV entities") from the SCS segment due to the Chief Operating Decision Maker's decision to operate each of these entities separately and manage each as a standalone segment. As a result, we have restated prior period segment disclosures to conform to the new composition. The AVC entities have been combined and not reported separately as they are individually not significant (the "AVC segments"). These subsidiaries were principally acquired at various times from 2003 to 2011.

The SCS segment manufactures and distributes a broad array of products designed to provide convenience and security primarily for residential applications. The principal product categories in this segment include security, automation and access control equipment and systems.

The AVC segments manufacture and distribute a broad array of products primarily for the residential audio/video and professional video signal management markets. The principal product categories in these segments include residential audio/video equipment (including architectural speakers and power conditioners, among other products), home control equipment, and professional video signal management solutions.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

Through these segments, we manufacture and sell, primarily in the United States, Canada, and Europe, with additional manufacturing in China and Mexico, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

Basis of Presentation

We operate on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended September 27, 2014 ("third quarter of 2014") and September 28, 2013 ("third quarter of 2013") each include 91 days. The first nine months ended September 27, 2014 ("nine months of 2014") and September 28, 2013 ("nine months of 2013") include 270 days and 271 days, respectively.

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

Further detail regarding our critical accounting policies can be found in Note C, "Goodwill and Other Intangible Assets" to the unaudited condensed consolidated financial statements included elsewhere in this report, as well as the consolidated financial statements and the notes included in our 2013 Form 10-K as filed with the SEC.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

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

Changes in key industry activity affecting our businesses in North America for the third quarter and nine months of 2014, the fourth quarter of 2013 and the full year of 2013 as compared to the prior comparable periods were as follows:

		% Increase (Decrease)
	Source of Data	3rd Quarter 2014	9 Months 2014	4th Quarter 2013	Full Year 2013
Private residential construction spending	1	1%	7%	15%	20%
Total U.S. housing starts	1	15%	10%	14%	19%
Total Canadian housing starts	2	2%	3%	(4)%	(13)%
New home sales	1	17%	2%	17%	16%
Existing home sales	3	(4)%	(5)%	1%	9%
Residential improvement spending	1	(17)%	(7)%	5%	6%
Central air conditioning and heat pump shipments	4	8%	8%	12%	10%
Gas furnace shipments	4	4%	5%	13%	16%
Private non-residential construction spending	1	7%	11%	7%	1%
Manufactured housing shipments	5	n/a	n/a	15%	10%
Residential fixed investment spending	6	(1)%	1%	7%	12%

Source of data, based upon most recently available data:

(1)	U.S. Census Bureau

(2)	Canada Mortgage and Housing Corporation

(3)	National Association of Realtors

(4)	Air Conditioning, Heating and Refrigeration Institute

(5)	Institute for Building Technology and Safety

(6)	U.S. Bureau of Economic Analysis

(n/a)	Not available

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

Outlook

For the remainder of the year, our expectation is that demand for residential security, HVAC and home automation products will continue to be higher than the levels experienced in 2013. While conditions are improving in the overall residential and non-residential construction markets, there still appears to be softness in certain sub-markets that are important to us, such as residential remodeling and replacement and the non-residential healthcare segment. For this reason, we are cautious in our overall outlook for these sub-markets in the fourth quarter of 2014.

Effective January 1, 2015, the U.S. Department of Energy is increasing the minimum efficiency standards for air conditioning and heat pump systems for certain regions of the U.S., which will affect our RCH segment.  Distributors in the affected regions may not sell equipment below the minimum efficiency standards unless the equipment was manufactured prior to January 1, 2015.  As such, we expect an increase in net sales in the fourth quarter of 2014 to customers in the affected regions.  In addition, we expect to hold additional inventory at December 31, 2014 in order to support sales to certain of these customers, which have agreed to purchase equipment from us in 2015.

In our CAS segment, we have a significant amount of net sales to a major customer whose demand for our products can fluctuate considerably from period to period. These fluctuations are primarily due to the cyclical nature of the semiconductor industry in which this customer competes. As a result of this trend, we expect approximately $40.0 to $50.0 million of lower sales to this customer in 2015 as compared to 2014. We are seeking to offset all or some of this decline with increased sales to other customers in the CAS segment.

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

With these operational improvement initiatives under way, we continue to focus on ways to increase net sales.  Toward that end, we are executing on various marketing and product development strategies aimed at adding or enhancing products to accelerate our growth. In addition to our strategy of leveraging our brands and distribution channels, we are beginning to analyze the structure of our sales force across the Company to identify potential improvement opportunities. We are approaching 2015 with a continued focus on driving improved performance through both our operational improvement initiatives and sales growth strategies.

Acquisitions

We account for acquisitions under the acquisition method of accounting and, accordingly, the results of these acquisitions are included in our consolidated results from the date of their acquisition. We have made the following acquisitions since January 1, 2013:

Reporting Segment	Acquired Company	Acquisition Date	Primary Business of Acquired Company
AVC	Gefen Distribution Verwaltungs GmbH ("Gefen Distribution")	February 22, 2013	Distributor of Gefen products in Europe.
SCS	2GIG Technologies, Inc. (“2GIG”)	April 1, 2013	Designs and supplies residential security and home automation systems
RCH	Heating, ventilation and air conditioning business of Thomas & Betts Corporation ("Reznor")	April 30, 2014	Manufactures industrial and commercial HVAC products

On October 8, 2014, we completed the acquisition of the HVAC distribution business of privately owned Phoenix Wholesale, Inc. ("Phoenix") for an initial purchase price of approximately $14.5 million, of which approximately $1.0 million was placed into escrow and approximately $2.2 million was held back subject to final purchase price adjustments. The acquisition of Phoenix was funded from borrowings under our senior secured asset-based revolving credit facility. Phoenix will be included in our RCH segment.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

Results of Operations
Our consolidated operating results for the third quarter of 2014 and 2013 were as follows:

	Third quarter of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$642.9	100.0%	$589.2	100.0%	$53.7	N/A %
COGS:
Material costs	316.4	49.2	284.2	48.2	32.2	1.0
Labor costs	33.3	5.2	31.0	5.2	2.3	—
Overhead costs	103.2	16.1	100.3	17.1	2.9	(1.0)
Total COGS	452.9	70.5	415.5	70.5	37.4	—
Gross profit	190.0	29.5	173.7	29.5	16.3	—
SG&A	141.7	22.0	128.0	21.8	13.7	0.2
Amortization of intangible assets	14.9	2.3	13.2	2.2	1.7	0.1
Operating earnings	33.4	5.2	32.5	5.5	0.9	(0.3)
Net interest expense	(27.3)	(4.2)	(24.8)	(4.2)	(2.5)	—
Loss from debt retirement	(0.5)	(0.1)	—	—	(0.5)	(0.1)
Earnings before provision for income taxes	5.6	0.9	7.7	1.3	(2.1)	(0.4)
Provision for income taxes	1.0	0.2	3.5	0.6	(2.5)	(0.4)
Net earnings	$4.6	0.7%	$4.2	0.7%	$0.4	—%

Other financial information:
Depreciation and amortization	$26.4	4.1%	$23.0	3.9%	$3.4	0.2%
Share-based compensation expense	1.0	0.2	3.1	0.5	(2.1)	(0.3)
Restructuring and transformation charges	9.4	1.5	4.9	0.8	4.5	0.7
Other	1.6	0.2	—	—	1.6	0.2
Net sales and operating earnings (loss) by segment for the third quarter of 2014 and 2013 were as follows:

	Net Sales				Operating Earnings (Loss)
	Third quarter of		Change		Third quarter of		Change
	2014	2013	$	%	2014	2013	$	%
	(Dollar amounts in millions)
AQH	$146.5	$150.0	$(3.5)	(2.3)%	$18.5	$17.3	$1.2	6.9%
SCS	104.2	98.4	5.8	5.9	12.8	10.3	2.5	24.3
ERG	83.9	68.7	15.2	22.1	15.2	9.6	5.6	58.3
RCH	153.9	110.3	43.6	39.5	8.9	7.2	1.7	23.6
CAS	106.8	114.9	(8.1)	(7.0)	(0.1)	3.0	(3.1)	*
AVC	47.6	46.9	0.7	1.5%	(6.3)	(2.2)	(4.1)	*
	$642.9	$589.2	$53.7	9.1%	49.0	45.2	3.8	8.4
Unallocated					(15.6)	(12.7)	(2.9)	(22.8)
					$33.4	$32.5	$0.9	2.8%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

Our consolidated operating results for the nine months of 2014 and 2013 were as follows:

	Nine Months of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$1,909.3	100.0%	$1,739.0	100.0%	$170.3	N/A %
COGS:
Material costs	932.9	48.9	838.4	48.2	94.5	0.7
Labor costs	102.0	5.3	92.5	5.3	9.5	—
Overhead costs	320.5	16.8	306.0	17.6	14.5	(0.8)
Total COGS	1,355.4	71.0	1,236.9	71.1	118.5	(0.1)
Gross profit	553.9	29.0	502.1	28.9	51.8	0.1
SG&A	416.0	21.8	386.5	22.2	29.5	(0.4)
Impairment of long-lived assets and goodwill	80.4	4.2	—	—	80.4	4.2
Amortization of intangible assets	43.7	2.3	38.1	2.2	5.6	0.1
Operating earnings	13.8	0.7	77.5	4.5	(63.7)	(3.8)
Net interest expense	(78.0)	(4.1)	(74.1)	(4.3)	(3.9)	0.2
Loss from debt retirement	(2.3)	(0.1)	—	—	(2.3)	(0.1)
(Loss) earnings before (benefit) provision for income taxes	(66.5)	(3.5)	3.4	0.2	(69.9)	(3.7)
(Benefit) provision from income taxes	(16.3)	(0.9)	2.8	0.1	(19.1)	(1.0)
Net (loss) earnings	$(50.2)	(2.6)%	$0.6	0.1%	$(50.8)	(2.7)%

Other financial information:
Depreciation and amortization	$77.1	4.0%	$69.8	4.0%	$7.3	—%
Non-cash impairment charges	80.4	4.2	—	—	80.4	4.2
Share-based compensation expense	4.9	0.3	10.4	0.6	(5.5)	(0.3)
Restructuring and transformation charges	20.9	1.1	24.9	1.4	(4.0)	(0.3)
Other	6.8	0.4	4.0	0.2	2.8	0.2
Net sales and operating earnings (loss) by segment for the nine months of 2014 and 2013 were as follows:

	Net Sales				Operating Earnings (Loss)
	Nine Months of		Change		Nine Months of		Change
	2014	2013	$	%	2014	2013	$	%
	(Dollar amounts in millions)
AQH	$438.8	$444.7	$(5.9)	(1.3)%	$45.4	$48.0	$(2.6)	(5.4)%
SCS	351.0	276.1	74.9	27.1	35.9	22.2	13.7	61.7
ERG	214.8	198.7	16.1	8.1	34.3	26.4	7.9	29.9
RCH	414.6	335.0	79.6	23.8	24.0	17.0	7.0	41.2
CAS	369.6	350.7	18.9	5.4	23.2	18.5	4.7	25.4
AVC	120.5	133.8	(13.3)	(9.9)%	(19.1)	(8.3)	(10.8)	*
	$1,909.3	$1,739.0	$170.3	9.8%	143.7	123.8	19.9	16.1
Impairment of long-lived assets and goodwill					(80.4)	—	(80.4)	*
Unallocated					(49.5)	(46.3)	(3.2)	(6.9)
					$13.8	$77.5	$(63.7)	(82.2)%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

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

AQH Segment

The operating results for the AQH segment for the third quarter of 2014 and 2013 were as follows:

	Third quarter of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$146.5	100.0%	$150.0	100.0%	$(3.5)	N/A %

COGS:
Material costs	64.1	43.8	64.0	42.7	0.1	1.1
Labor costs	7.6	5.2	7.4	4.9	0.2	0.3
Overhead costs	25.4	17.3	29.3	19.5	(3.9)	(2.2)
Total COGS	97.1	66.3	100.7	67.1	(3.6)	(0.8)
Gross Profit	49.4	33.7	49.3	32.9	0.1	0.8
SG&A	27.1	18.5	28.2	18.8	(1.1)	(0.3)
Amortization of intangible assets	3.8	2.6	3.8	2.6	—	—
Operating earnings	$18.5	12.6%	$17.3	11.5%	$1.2	1.1%

Other financial information:
Depreciation and amortization	$6.2	4.2%	$6.9	4.6%	$(0.7)	(0.4)%
Share-based compensation expense	0.1	0.1	0.4	0.3	(0.3)	(0.2)
Other	0.2	0.1	0.2	0.1	—	—

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

The operating results for the AQH segment for the nine months of 2014 and 2013 were as follows:

	Nine Months of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$438.8	100.0%	$444.7	100.0%	$(5.9)	N/A %

COGS:
Material costs	190.9	43.5	190.2	42.8	0.7	0.7
Labor costs	22.6	5.2	22.6	5.1	—	0.1
Overhead costs	86.9	19.8	91.3	20.5	(4.4)	(0.7)
Total COGS	300.4	68.5	304.1	68.4	(3.7)	0.1
Gross Profit	138.4	31.5	140.6	31.6	(2.2)	(0.1)
SG&A	81.6	18.6	81.2	18.3	0.4	0.3
Amortization of intangible assets	11.4	2.6	11.4	2.5	—	0.1
Operating earnings	$45.4	10.3%	$48.0	10.8%	$(2.6)	(0.5)%

Other financial information:
Depreciation and amortization	$18.2	4.1%	$19.8	4.5%	$(1.6)	(0.4)%
Share-based compensation expense	0.5	0.1	1.1	0.2	(0.6)	(0.1)
Other	—	—	0.1	—	(0.1)	—

Increases (decreases) in net sales by region for the third quarter of 2014 as compared to the third quarter of 2013, as reported and excluding the impact of changes in foreign currency exchange rates, were as follows:

					Change
	Third quarter of				Excluding
	2014	2013	Change	FX	FX
	(Dollar amounts in millions)
United States	$105.4	$106.8	$(1.4)	$—	$(1.4)
Canada	30.8	32.1	(1.3)	1.6	0.3
North America	136.2	138.9	(2.7)	1.6	(1.1)
Europe & Other Regions	10.3	11.1	(0.8)	0.1	(0.7)
	$146.5	$150.0	$(3.5)	$1.7	$(1.8)

Increases (decreases) in net sales by region for the nine months of 2014 as compared to the nine months of 2013, as reported and excluding the impact of changes in foreign currency exchange rates, were as follows:

					Change
	Nine Months of				Excluding
	2014	2013	Change	FX	FX
	(Dollar amounts in millions)
United States	$315.0	$313.5	$1.5	$—	$1.5
Canada	86.8	94.2	(7.4)	5.8	(1.6)
North America	401.8	407.7	(5.9)	5.8	(0.1)
Europe & Other Regions	37.0	37.0	—	(1.0)	(1.0)
	$438.8	$444.7	$(5.9)	$4.8	$(1.1)

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

Excluding the effect of changes in foreign currency exchange rates, the decrease in net sales for the third quarter and nine months of 2014 as compared to the same periods of 2013 is primarily attributable to volume/mix changes, partially offset by price increases. The slight increase in Canadian net sales after excluding the effect of changes in foreign currency exchange rates during the third quarter of 2014 is primarily attributable to improving conditions in the Canadian housing market. The decrease in Canadian sales for the first nine months of 2014 is primarily attributable to a decrease in the wholesale distribution channel due to colder weather in the first quarter of 2014, and softness in the retail distribution channel primarily as a result of weakness in the Canadian housing market during the first half of 2014.

U.S. sales by distribution channel for the third quarter and nine months of 2014 and 2013 were as follows:

	Third quarter of				Nine Months of
			Change				Change
	2014	2013	$	%	2014	2013	$	%
	(Dollar amounts in millions)
Retail	$35.0	$37.2	$(2.2)	(5.9)%	$112.0	$112.4	$(0.4)	(0.4)%
Appliance	18.4	16.8	1.6	9.5	53.2	45.8	7.4	16.2
Wholesale	39.6	39.6	—	—	113.2	115.9	(2.7)	(2.3)
Other	12.4	13.2	(0.8)	(6.1)	36.6	39.4	(2.8)	(7.1)
	$105.4	$106.8	$(1.4)	(1.3)%	$315.0	$313.5	$1.5	0.5%

The wholesale distribution channel for the third quarter and nine months of 2014 includes lower sales resulting from the exit of the medicine cabinet product line during the first quarter of 2014. This discontinued product line resulted in approximately $2.8 million and $8.4 million of lower U.S. net sales in the third quarter and nine months of 2014, respectively, as compared to the same periods of 2013. Modest increases in bath fan sales helped to offset the decrease in sales related to medicine cabinets during the third quarter of 2014.

COGS as a percentage of net sales decreased during the third quarter of 2014 and remained relatively unchanged during the nine months of 2014 as compared to the same periods of 2013, primarily as a result of a decrease in overhead costs as a percentage of net sales, partially offset by an increase in material costs as a percentage of net sales. The decrease in overhead costs in the third quarter and nine months of 2014 as compared to the same period of 2013 is primarily as a result of manufacturing efficiencies. The increase in material costs as a percentage of net sales for the third quarter and nine months of 2014 as compared to the same periods of 2013 is primarily due to higher prices related to the purchase of steel and motors and changes in product mix. COGS for the third quarter and nine months of 2014 also includes a decrease of approximately $1.2 million and $3.5 million, respectively, related to the effects of changes in foreign currency exchange rates and an increase in product liability expense of approximately $0.6 million and $1.5 million, respectively.

SG&A as a percentage of net sales decreased during the third quarter of 2014 and increased during the nine months of 2014 as compared to the same periods of 2013. The decrease in SG&A as a percentage of net sales for the third quarter of 2014 is primarily as a result of additional value added taxes and a loss on the sale of a building related to one of our foreign subsidiaries recorded in the third quarter of 2013 with no corresponding charges in the third quarter of 2014. Excluding these charges, SG&A as a percentage of net sales during the third quarter and nine months of 2014 increased as compared to the same periods of 2013. These increases in SG&A as a percentage of net sales are primarily as a result of higher salary and wages for existing headcount and higher fringe benefit costs.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

SCS Segment

As noted previously, during the second quarter of 2014, we changed the composition of our reporting segments to exclude the audio, video and control entities from the SCS segment. As a result, we have restated prior period segment disclosures to conform to the new composition.

The operating results for the SCS segment for the third quarter of 2014 and 2013 were as follows:

	Third quarter of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$104.2	100.0%	$98.4	100.0%	$5.8	N/A %

COGS:
Material costs	53.8	51.6	54.9	55.8	(1.1)	(4.2)
Labor costs	1.4	1.4	1.3	1.3	0.1	0.1
Overhead costs	12.3	11.8	10.7	10.9	1.6	0.9
Total COGS	67.5	64.8	66.9	68.0	0.6	(3.2)
Gross Profit	36.7	35.2	31.5	32.0	5.2	3.2
SG&A	20.2	19.4	18.3	18.6	1.9	0.8
Amortization of intangible assets	3.7	3.5	2.9	2.9	0.8	0.6
Operating earnings	$12.8	12.3%	$10.3	10.5%	$2.5	1.8%

Other financial information:
Depreciation and amortization	$4.7	4.5%	$3.8	3.9%	$0.9	0.6%
Share-based compensation expense	—	—	0.2	0.2	(0.2)	(0.2)
Restructuring and transformation charges	0.6	0.6	0.5	0.5	0.1	0.1
Other	—	—	(0.1)	(0.1)	0.1	0.1

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

The operating results for the SCS segment for the nine months of 2014 and 2013 were as follows:

	Nine Months of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$351.0	100.0%	$276.1	100.0%	$74.9	N/A %

COGS:
Material costs	195.3	55.7	157.0	56.9	38.3	(1.2)
Labor costs	6.8	1.9	4.4	1.6	2.4	0.3
Overhead costs	40.3	11.5	31.8	11.5	8.5	—
Total COGS	242.4	69.1	193.2	70.0	49.2	(0.9)
Gross Profit	108.6	30.9	82.9	30.0	25.7	0.9
SG&A	62.5	17.8	53.6	19.4	8.9	(1.6)
Amortization of intangible assets	10.2	2.9	7.1	2.6	3.1	0.3
Operating earnings	$35.9	10.2%	$22.2	8.0%	$13.7	2.2%

Other financial information:
Depreciation and amortization	$13.1	3.7%	$13.0	4.7%	$0.1	(1.0)%
Share-based compensation expense	0.3	0.1	0.6	0.2	(0.3)	(0.1)
Restructuring and transformation charges	1.6	0.5	0.5	0.2	1.1	0.3
Other	(0.3)	(0.1)	1.8	0.7	(2.1)	(0.8)

Net sales in the SCS segment increased approximately $5.8 million and $74.9 million in the third quarter and nine months of 2014 as compared to the same periods of 2013, which was driven by increased shipments of security, access control and home automation products. The acquisition of 2GIG in April 2013 as well as organic growth contributed to the increase in net sales.

As noted in the table above, COGS as a percentage of net sales decreased in the third quarter and nine months of 2014 as compared to the same periods of 2013, primarily as a result of a decrease in material costs as a percentage of net sales. The decrease in material costs as a percentage of net sales is primarily attributable to changes in product mix, as well as reductions in material costs resulting from our global procurement initiative, a component of our overall operational improvement initiatives. COGS for the third quarter and nine months of 2014 also reflects a decrease in warranty and inventory reserve charges of approximately $1.1 million and $2.2 million, respectively, related to a product safety recall initiated in 2013. COGS for the nine months of 2013 includes an increase of approximately $3.1 million due to the recognition of inventory at the acquisition date fair value related to 2GIG.

SG&A as a percentage of net sales for the third quarter of 2014 increased and for the nine months of 2014 decreased as compared to the same periods of 2013. SG&A for the third quarter and nine months of 2014 includes an increase in product development costs of approximately $0.6 million and $5.1 million, respectively, and severance charges of approximately $0.5 million recorded during the third quarter of 2014. An increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses contributed to the decrease in SG&A as a percentage of net sales for the nine months of 2014 as compared to the same period of 2013.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

ERG Segment

The operating results for the ERG segment for the third quarter of 2014 and 2013 were as follows:

	Third quarter of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$83.9	100.0%	$68.7	100.0%	$15.2	N/A %

COGS:
Material costs	37.4	44.6	31.4	45.7	6.0	(1.1)
Labor costs	2.5	3.0	1.8	2.6	0.7	0.4
Overhead costs	9.3	11.1	7.9	11.5	1.4	(0.4)
Total COGS	49.2	58.7	41.1	59.8	8.1	(1.1)
Gross Profit	34.7	41.3	27.6	40.2	7.1	1.1
SG&A	16.3	19.4	14.8	21.5	1.5	(2.1)
Amortization of intangible assets	3.2	3.8	3.2	4.7	—	(0.9)
Operating earnings	$15.2	18.1%	$9.6	14.0%	$5.6	4.1%

Other financial information:
Depreciation and amortization	$4.4	5.2%	$4.4	6.4%	$—	(1.2)%
Share-based compensation expense	—	—	0.1	0.1	(0.1)	(0.1)
Restructuring and transformation charges	0.1	0.1	0.4	0.6	(0.3)	(0.5)
Other	0.2	0.2	—	—	0.2	0.2

The operating results for the ERG segment for the nine months of 2014 and 2013 were as follows:

	Nine Months of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$214.8	100.0%	$198.7	100.0%	$16.1	N/A %

COGS:
Material costs	93.7	43.6	89.8	45.2	3.9	(1.6)
Labor costs	5.9	2.8	5.0	2.5	0.9	0.3
Overhead costs	24.1	11.2	23.1	11.6	1.0	(0.4)
Total COGS	123.7	57.6	117.9	59.3	5.8	(1.7)
Gross Profit	91.1	42.4	80.8	40.7	10.3	1.7
SG&A	47.1	21.9	44.7	22.5	2.4	(0.6)
Amortization of intangible assets	9.7	4.5	9.7	4.9	—	(0.4)
Operating earnings	$34.3	16.0%	$26.4	13.3%	$7.9	2.7%

Other financial information:
Depreciation and amortization	$13.3	6.2%	$13.3	6.7%	$—	(0.5)%
Share-based compensation expense	0.2	0.1	0.2	0.1	—	—
Restructuring and transformation charges	0.4	0.2	0.4	0.2	—	—
Other	0.2	0.1	—	—	0.2	0.1

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

Net sales in the ERG segment for the third quarter and nine months of 2014 increased approximately $15.2 million and $16.1 million, respectively, as compared to the same periods of 2013. Sales by distribution channel for the third quarter and nine months of 2014 and 2013 were as follows:

	Third quarter of				Nine Months of
			Change				Change
	2014	2013	$	%	2014	2013	$	%
	(Dollar amounts in millions)
Ergotron Branded	$56.9	$41.6	$15.3	36.8%	$147.7	$120.5	$27.2	22.6%
Original equipment manufacturer	12.7	13.4	(0.7)	(5.2)	32.1	38.9	(6.8)	(17.5)
Retail	13.8	13.1	0.7	5.3	33.2	37.9	(4.7)	(12.4)
Other	0.5	0.6	(0.1)	(16.7)	1.8	1.4	0.4	28.6
	$83.9	$68.7	$15.2	22.1%	$214.8	$198.7	$16.1	8.1%

The increase in net sales for Ergotron branded products was primarily driven by volume increases in ergonomic sit-stand, device management and healthcare carts. A portion of this increase was driven by a concentration of significant orders, primarily from a few large healthcare organizations, that were delivered in the third quarter of 2014. Decreases in sales to original equipment manufacturer customers and retail sales during the nine months of 2014 are primarily the result of the global decline in desktop personal computer and television sales, as well as our transition away from lower gross margin business.

COGS as a percentage of net sales decreased in the third quarter and nine months of 2014 as compared to the same periods of 2013 primarily as a result of changes in the relative mix of products sold within the segment, as well as decreased freight costs.

The decrease in SG&A as a percentage of net sales for the third quarter and nine months of 2014 as compared to the same periods of 2013 is primarily the result of an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses. SG&A increased for the third quarter and nine months of 2014 as compared to 2013 primarily as a result of an increase in selling and legal fees, and for the nine months of 2014, an increase in marketing expenses.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

RCH Segment

The operating results for the RCH segment for the third quarter of 2014 and 2013 were as follows:

	Third quarter of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$153.9	100.0%	$110.3	100.0%	$43.6	N/A %

COGS:
Material costs	89.0	57.8	64.5	58.5	24.5	(0.7)
Labor costs	5.0	3.3	3.5	3.2	1.5	0.1
Overhead costs	23.4	15.2	18.6	16.8	4.8	(1.6)
Total COGS	117.4	76.3	86.6	78.5	30.8	(2.2)
Gross Profit	36.5	23.7	23.7	21.5	12.8	2.2
SG&A	24.8	16.1	16.3	14.8	8.5	1.3
Amortization of intangible assets	2.8	1.8	0.2	0.2	2.6	1.6
Operating earnings	$8.9	5.8%	$7.2	6.5%	$1.7	(0.7)%

Other financial information:
Depreciation and amortization	$6.5	4.2%	$2.4	2.2%	$4.1	2.0%
Share-based compensation expense	—	—	0.2	0.2	(0.2)	(0.2)
Restructuring and transformation charges	3.5	2.3	0.6	0.5	2.9	1.8
Other	0.3	0.2	—	—	0.3	0.2

The operating results for the RCH segment for the nine months of 2014 and 2013 were as follows:

	Nine Months of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$414.6	100.0%	$335.0	100.0%	$79.6	N/A %

COGS:
Material costs	238.8	57.6	197.3	58.9	41.5	(1.3)
Labor costs	13.1	3.1	10.6	3.2	2.5	(0.1)
Overhead costs	72.4	17.5	63.7	19.0	8.7	(1.5)
Total COGS	324.3	78.2	271.6	81.1	52.7	(2.9)
Gross Profit	90.3	21.8	63.4	18.9	26.9	2.9
SG&A	61.4	14.8	45.8	13.6	15.6	1.2
Amortization of intangible assets	4.9	1.2	0.6	0.2	4.3	1.0
Operating earnings	$24.0	5.8%	$17.0	5.1%	$7.0	0.7%

Other financial information:
Depreciation and amortization	$15.5	3.7%	$7.9	2.4%	$7.6	1.3%
Share-based compensation expense	0.2	—	0.7	0.2	(0.5)	(0.2)
Restructuring and transformation charges	8.2	2.0	7.0	2.1	1.2	(0.1)
Other	0.4	0.1	(0.1)	—	0.5	0.1

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

Net sales increased approximately $43.6 million and $79.6 million in the third quarter and nine months of 2014, respectively, as compared to the same periods of 2013. During the second quarter of 2014, we acquired Reznor. The results of Reznor have been included in the results of the RCH segment since the date of acquisition, April 30, 2014. The acquisition of Reznor contributed approximately $38.0 million and $61.8 million to net sales during the third quarter and nine months of 2014, respectively. Excluding the acquisition of Reznor, net sales for the third quarter and nine months of 2014 increased approximately $5.6 million and $17.8 million, respectively, from the same periods of 2013. The remaining increase in net sales for the third quarter and nine months of 2014 as compared to the same periods of 2013 was primarily the result of increased private label sales to specific customers, higher industry demand, and the impact of our company-owned distribution initiative as compared to the nine months of 2013.

Excluding Reznor, sales in North America increased approximately $5.1 million and $18.2 million during the third quarter and nine months of 2014, respectively, as compared to the same periods of 2013. Excluding Reznor, sales to customers in other regions increased approximately $0.5 million during the third quarter of 2014 as compared to the third quarter of 2013 and decreased approximately $0.4 million in the nine months of 2014 as compared to the nine months of 2013.

The acquisition of Reznor contributed approximately $25.0 million (including approximately $0.3 million due to the recognition of inventory at the acquisition date fair value) and $43.3 million (including approximately $1.8 million due to the recognition of inventory at the acquisition date fair value) to COGS during the third quarter and nine months of 2014, respectively. Additionally, COGS for the third quarter and nine months of 2014 and 2013 includes severance and other charges related to the planned manufacturing rationalization and relocation initiative discussed further in "- Liquidity and Capital Resources - Operational Improvement Initiatives". Amounts recorded to COGS related to these initiatives for the periods presented were as follows:

Third quarter of		Nine Months of
2014	2013	2014	2013
(Dollar amounts in millions)

$2.5	$0.6	$6.8	$7.0

Excluding the effect of Reznor, COGS as a percentage of net sales increased for the third quarter of 2014 and decreased for the nine months of 2014 as compared to the same periods of 2013. The increase in COGS as a percentage of net sales for the third quarter of 2014 as compared to the third quarter of 2013 is primarily attributable to an increase in material costs as a percentage of net sales primarily related to unfavorable product mix and higher inbound freight costs, partially offset by lower material costs as a percentage of net sales due, in part, to our global procurement initiatives. The decrease in COGS as a percentage of net sales for the nine months of 2014 as compared to the nine months of 2013 is primarily attributable to a decrease in overhead costs as a percentage of net sales, primarily related to lower warranty related costs and an increase in net sales without a proportionate increase in COGS due to the fixed nature of certain expenses.

The acquisition of Reznor contributed approximately $8.6 million and $13.8 million to SG&A during the third quarter and nine months of 2014, respectively. Additionally, SG&A includes approximately $0.4 million and $1.1 million of higher levels of expense for the third quarter and nine months of 2014, respectively, related to our company-owned distribution centers in select markets. Excluding the impact of Reznor and these higher levels of expenses related to our company-owned distribution centers, SG&A as a percentage of net sales decreased during the third quarter and nine months of 2014 as compared to the same periods of 2013.

The acquisition of Reznor contributed approximately $2.6 million and $4.3 million to amortization of intangible assets during the third quarter and nine months of 2014, respectively, representing the change for the third quarter and nine months of 2014.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

CAS Segment

The operating results for the CAS segment for the third quarter of 2014 and 2013 were as follows:

	Third quarter of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$106.8	100.0%	$114.9	100.0%	$(8.1)	N/A %

COGS:
Material costs	44.8	42.0	47.9	41.7	(3.1)	0.3
Labor costs	16.6	15.5	16.8	14.6	(0.2)	0.9
Overhead costs	26.1	24.4	27.2	23.7	(1.1)	0.7
Total COGS	87.5	81.9	91.9	80.0	(4.4)	1.9
Gross Profit	19.3	18.1	23.0	20.0	(3.7)	(1.9)
SG&A	18.0	16.9	18.6	16.2	(0.6)	0.7
Amortization of intangible assets	1.4	1.3	1.4	1.2	—	0.1
Operating (loss) earnings	$(0.1)	(0.1)%	$3.0	2.6%	$(3.1)	(2.7)%

Other financial information:
Depreciation and amortization	$3.2	3.0%	$3.1	2.7%	$0.1	0.3%
Share-based compensation expense	0.1	0.1	0.3	0.3	(0.2)	(0.2)
Restructuring and transformation charges	0.9	0.8	—	—	0.9	0.8
Other	(0.1)	(0.1)	(0.2)	(0.2)	0.1	0.1

The operating results for the CAS segment for the nine months of 2014 and 2013 were as follows:

	Nine Months of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$369.6	100.0%	$350.7	100.0%	$18.9	N/A %

COGS:
Material costs	151.4	41.0	143.2	40.7	8.2	0.3
Labor costs	52.9	14.3	49.2	14.0	3.7	0.3
Overhead costs	78.0	21.1	78.6	22.5	(0.6)	(1.4)
Total COGS	282.3	76.4	271.0	77.2	11.3	(0.8)
Gross Profit	87.3	23.6	79.7	22.8	7.6	0.8
SG&A	59.9	16.2	56.8	16.2	3.1	—
Amortization of intangible assets	4.2	1.1	4.4	1.3	(0.2)	(0.2)
Operating earnings	$23.2	6.3%	$18.5	5.3%	$4.7	1.0%

Other financial information:
Depreciation and amortization	$9.4	2.5%	$9.3	2.7%	$0.1	(0.2)%
Share-based compensation expense	0.3	0.1	1.0	0.3	(0.7)	(0.2)
Restructuring and transformation charges	1.7	0.5	0.6	0.2	1.1	0.3
Other	—	—	(0.7)	(0.2)	0.7	0.2

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

Net sales in the CAS segment decreased approximately $8.1 million and increased approximately $18.9 million in the third quarter and nine months of 2014, respectively, as compared to the same periods of 2013 and reflect a decrease of approximately $0.5 million and $3.1 million, respectively, attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the CAS segment for the third quarter and nine months of 2014 decreased approximately $7.6 million and increased approximately $22.0 million, respectively, from the same periods of 2013. Sales relating to a major customer decreased approximately $2.7 million and increased approximately $14.8 million during the third quarter and nine months of 2014, respectively, as compared to the same periods of 2013. The remaining change in net sales for the third quarter and nine months of 2014 primarily relates to a decline in sales in the healthcare end market. Backlog for CAS products expected to be filled within the next twelve months was approximately $214.1 million at September 27, 2014, approximately $241.4 million at December 31, 2013 and approximately $264.9 million at September 28, 2013.

The change in COGS as a percentage of net sales for the third quarter and nine months of 2014 as compared to the same periods of 2013 is primarily driven by the change in overhead costs as a percentage of net sales. Overhead costs for the third quarter and nine months of 2013 include a charge of approximately $2.7 million and $5.9 million, respectively, related to certain warranty matters. Excluding this charge, COGS as a percentage of net sales for the third quarter and nine months of 2014 increased as compared to the same periods of 2013. This increase primarily relates to manufacturing inefficiencies experienced during 2014 as a result of our continuing manufacturing rationalization and relocation initiatives. For the nine months of 2014, this increase in COGS as percentage of net sales was partially offset by an increase in sales volume without a proportionate increase in overhead due to the fixed nature of certain expenses. COGS in the CAS segment for the third quarter and nine months of 2014 reflects a decrease of approximately $0.4 million and $2.2 million, respectively, from the same periods of 2013 attributable to the effect of changes in foreign currency exchange rates.

SG&A for the nine months of 2013 reflects a favorable benefit to bad debt expense of approximately $2.0 million related to customer recoveries received during the period. There was no corresponding benefit during the nine months of 2014. Excluding the impact of lower bad debt expense, the change in SG&A as a percentage of net sales for the third quarter and nine months of 2014 is primarily due to the change in net sales without a proportionate change in SG&A due to the fixed nature of certain expenses.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

AVC segments

As noted previously, during the second quarter of 2014, we changed the composition of our reporting segments to exclude the audio, video and control entities from the SCS segment. As a result, we have restated prior period segment disclosures to conform to the new composition.

The combined operating results for the entities included in "AVC", each of which is insignificant, for the third quarter of 2014 and 2013 were as follows:

	Third quarter of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$47.6	100.0%	$46.9	100.0%	$0.7	N/A %

COGS:
Material costs	27.3	57.3	21.5	45.9	5.8	11.4
Labor costs	0.2	0.4	0.2	0.4	—	—
Overhead costs	6.7	14.1	6.6	14.1	0.1	—
Total COGS	34.2	71.8	28.3	60.4	5.9	11.4
Gross Profit	13.4	28.2	18.6	39.6	(5.2)	(11.4)
SG&A	19.7	41.4	19.1	40.7	0.6	0.7
Amortization of intangible assets	—	—	1.7	3.6	(1.7)	(3.6)
Operating loss	$(6.3)	(13.2)%	$(2.2)	(4.7)%	$(4.1)	(8.5)%

Other financial information:
Depreciation and amortization	$0.9	1.9%	$2.0	4.3%	$(1.1)	(2.4)%
Share-based compensation expense	—	—	0.2	0.4	(0.2)	(0.4)
Restructuring and transformation charges	2.2	4.6	1.5	3.2	0.7	1.4
Other	—	—	0.5	1.1	(0.5)	(1.1)

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

The combined operating results for the entities included in "AVC", each of which is insignificant, for the nine months of 2014 and 2013 were as follows:

	Nine Months of
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$120.5	100.0%	$133.8	100.0%	$(13.3)	N/A %

COGS:
Material costs	62.8	52.1	60.9	45.5	1.9	6.6
Labor costs	0.7	0.6	0.7	0.5	—	0.1
Overhead costs	18.8	15.6	17.5	13.1	1.3	2.5
Total COGS	82.3	68.3	79.1	59.1	3.2	9.2
Gross Profit	38.2	31.7	54.7	40.9	(16.5)	(9.2)
SG&A	54.0	44.8	58.1	43.4	(4.1)	1.4
Amortization of intangible assets	3.3	2.7	4.9	3.7	(1.6)	(1.0)
Operating loss	$(19.1)	(15.8)%	$(8.3)	(6.2)%	$(10.8)	(9.6)%

Other financial information:
Depreciation and amortization	$5.6	4.6%	$5.8	4.3%	$(0.2)	0.3%
Share-based compensation expense	—	—	0.6	0.4	(0.6)	(0.4)
Restructuring and transformation charges	2.9	2.4	6.1	4.6	(3.2)	(2.2)
Other	—	—	0.7	0.5	(0.7)	(0.5)

Continued weakened demand for our audio, video and control products contributed to the decline in operating results for the entities included within the combined AVC segments. While net sales increased approximately 1.5% in the third quarter of 2014 as compared to the same period of 2013, this growth was driven by sales of video products for a specific customer project. The decline in demand was driven, in part, by technology changes that affect certain product categories that the businesses compete in. This has caused demand to shift from certain of our legacy products to newer technologies. Also impacting the operating performance of these businesses were sales discounts offered on certain legacy products and inefficiencies experienced in the combination of certain businesses as well as the shifting of logistics to a third party provider.

In addition to the restructuring and transformation charges of approximately $2.2 million and $2.9 million recorded in the third quarter and nine months of 2014, respectively, noted above, these segments recorded approximately $1.8 million of inventory charges and approximately $0.5 million in other severance costs in the third quarter of 2014.

As discussed in the next section, the decline in performance for these businesses required us to perform a test to determine whether there had been an impairment to the value of the associated long lived assets during the second quarter of 2014. Based on this analysis, we determined that an impairment charge was necessary to write these assets down to their fair value during the second quarter of 2014.

Impairment of Long-lived Assets and Goodwill

During the second quarter of 2014, we determined that the significant under performance of our AVC companies through the first half of the year, along with a declining earnings forecast for the remainder of 2014 and beyond, represented an indicator of impairment related to the long lived assets of those businesses. As a result, we performed the first step in the long-lived assets impairment test pursuant to ASC 360, “Property, Plant and Equipment” and compared the forecasted undiscounted cash flows for these businesses to their net assets. These cash flows were insufficient to recover the carrying value of these businesses. Based on the estimated fair values of the asset groups and the long lived assets, we recorded an aggregate impairment charge of approximately $80.4 million (or $3.68 loss per diluted share after taxes) to write down the long-lived assets to their fair values. This charge was comprised of approximately $74.7 million for intangible assets, primarily trademarks, customer relationships and

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

developed technology, approximately $4.4 million for goodwill and approximately $1.3 million for property and equipment. We believe that the estimate of the impairment losses is reasonable and represents our best estimate of the impairment loss. If market conditions deteriorate further for these entities, it is reasonably possible that the estimate of expected future cash flows may change in the near term, resulting in an additional impairment charge relating to property and equipment. See Note C, “Goodwill and Other Intangible Assets” to the unaudited condensed consolidated financial statements included elsewhere in this report.

Unallocated

Unallocated operating loss was approximately $15.6 million in the third quarter of 2014 as compared to approximately $12.7 million for the third quarter of 2013 and was approximately $49.5 million in the nine months of 2014 as compared to approximately $46.3 million for the nine months of 2013.

Operating loss for the periods presented is comprised of the following:

	Third quarter of		Nine Months of
	2014	2013	2014	2013
	(Dollar amounts in millions)

Corporate general administrative	$12.4	$9.1	$34.1	$27.6
Operational improvement initiatives	2.1	1.9	6.1	10.3
Acquisition costs	0.3	—	5.9	0.5
Share based compensation expense	0.8	1.7	3.4	6.2
One-time compensation charge	—	—	—	1.7
	$15.6	$12.7	$49.5	$46.3

The increase in general administrative costs for the third quarter and nine months of 2014 as compared to the same periods of 2013 is primarily related to increased salary and other compensation related expenses, consulting, and other costs associated with the transition to an operational company, including greater emphasis on center led functional leadership.

As described in "- Liquidity and Capital Resources - Operational Improvement Initiatives", we continue to identify and implement a number of initiatives intended to reduce costs and improve efficiencies, both in manufacturing and administrative areas, to improve our competitiveness and better align us with the markets we serve. In connection with these initiatives, we have added certain professionals and consultants with expertise in leading and implementing such initiatives. These initiatives, and the associated expenses, will continue throughout 2014 and beyond and the process of implementing certain of these initiatives, particularly with respect to relocating and rationalizing our manufacturing capacity, will continue at least into 2015. We view these initiatives as transformational and important to our ability to sustain a competitive advantage well into the future.

Net Interest Expense

Net interest expense increased approximately $2.5 million, or approximately 10.1%, during the third quarter of 2014 as compared to the third quarter of 2013 and increased approximately $3.9 million, or approximately 5.3%, during the nine months of 2014 as compared to the nine months of 2013. This increase is primarily the result of an increase in the average principal balance of our outstanding debt as a result of our second quarter 2014 debt transactions.

Loss from Debt Retirement

On April 30, 2014, we entered into a new senior secured term loan facility for $350.0 million (the "Term Loan Facility"). The net proceeds from the Term Loan Facility were used to fund the acquisition of Reznor and to repay all of the outstanding secured debt under the Company's previously existing senior secured term loan due 2017, which had an aggregate principal amount outstanding of approximately $93.0 million upon repayment. The redemption of the previously existing senior secured term loan facility resulted in a pre-tax loss of approximately $0.5 million (or $0.02 loss per diluted share after taxes) and $2.3 million (or $0.10 loss per diluted share after taxes) in the third quarter and nine months of 2014, respectively.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

Provision (Benefit) for Income Taxes

The provision for income taxes for the third quarter of 2014 was approximately $1.0 million and the benefit from income taxes for the nine months of 2014 was $16.3 million. The provision for income taxes for the third quarter and nine months of 2013 was approximately $3.5 million and $2.8 million, respectively. The effective income tax rate of a benefit of approximately 24.5% for the nine months of 2014 differs from the United States federal statutory rate of a benefit of 35% principally as a result of non-deductible goodwill impairment, U.S. tax on unremitted earnings, losses in certain jurisdictions that cannot be benefited, and uncertain tax positions, partially offset by the impact of foreign rates. Compared to the United States federal statutory rate of 35%, the effective income tax rate of approximately 82.4% for the nine months of 2013 differs principally as a result of losses in certain jurisdictions that cannot be benefited and the settlement of an uncertain tax position during the first quarter of 2013.

Foreign Net Sales and Operating Earnings

Net sales and earnings derived from international markets are subject to economic, political, and currency risks, among others. Foreign net sales and operating earnings (loss) from foreign operations are attributed based on the location of our subsidiary responsible for the sale.

Foreign net sales by region and segment for the third quarter and nine months of 2014 and 2013 were as follows:

	Third quarter of				Nine Months of
	2014		2013		2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales

Canada:
AQH	$30.8	4.8%	$32.1	5.4%	$86.8	4.5%	$94.2	5.4%
SCS	0.6	0.1	1.6	0.3	2.6	0.1	2.6	0.1
CAS	25.3	3.9	24.4	4.1	79.3	4.2	73.4	4.2
	56.7	8.8	58.1	9.9	168.7	8.8	170.2	9.8

Europe:
AQH	8.7	1.4	10.6	1.8	33.5	1.8	35.2	2.0
ERG	11.9	1.9	9.1	1.5	31.3	1.6	25.2	1.4
RCH	14.3	2.2	—	—	23.2	1.2	—	—
CAS	10.0	1.6	11.8	2.0	30.6	1.6	34.2	2.0
AVC	3.4	0.5	3.7	0.6	11.0	0.6	9.2	0.5
	48.3	7.5	35.2	6.0	129.6	6.8	103.8	6.0

Other Regions:
AQH	1.6	0.2	0.5	0.1	3.5	0.2	1.8	0.1
ERG	—	—	0.3	0.1	—	—	1.6	0.1
AVC	—	—	1.2	0.2	1.4	0.1	2.3	0.1
	1.6	0.2	2.0	0.3	4.9	0.3	5.7	0.3

Total foreign net sales	$106.6	16.6%	$95.3	16.2%	$303.2	15.9%	$279.7	16.1%

Operating earnings (loss) of foreign operations, consisting primarily of the results of operations of our Canadian, European, and Asian subsidiaries, were approximately 9.4% and 17.9% of consolidated operating earnings (before allocations of corporate overhead costs) for the third quarter of 2014 and 2013, respectively, and were approximately 9.4% and 14.8% of consolidated operating earnings (before allocations of corporate overhead costs and impairment charges) for the nine months of 2014 and 2013, respectively.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

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

Operational Improvement Initiatives

The Company’s Board of Directors has approved a comprehensive set of operational improvement initiatives which we expect will result in significant improvements in efficiencies and reductions in operating costs and expenses, both in manufacturing processes and in administrative functions, which will better align us with the markets we serve and will improve our overall competitiveness. In part, these objectives were designed to help transition the company toward a center-led business model which better leverages our global strengths and resources. These initiatives, which were underway throughout 2013, and which we expect will continue well into 2016, have enabled us to make significant progress toward that goal. In addition to efficiencies and cost reductions, these initiatives are allowing us to focus greater effort and resources on product development, marketing and sales, and customer service. We consider these initiatives to be important to our ability to maintain and improve our position in many of our markets and to allow us to expand in certain other markets. These initiatives address a wide variety of key areas of operations, including, for example, (i) optimizing the number and location of manufacturing, warehousing and distribution facilities, (ii) optimizing our procurement sources and processes, (iii) determining the potential for leveraging administrative resources across various operating groups, (iv) combining and/or relocating individual operations to leverage common management, (v) implementing global information systems to facilitate communication and resource sharing in areas such as finance and human resources and (vi) introducing new products and expanding our presence in certain markets. On April 11, 2014, the Company’s Board of Directors approved additional initiatives in the CAS segment intended to further consolidate North American manufacturing operations and move to common product platforms and systems. See Note F, "Exit and Disposal Activities", to the unaudited condensed consolidated financial statements included elsewhere herein, for further description surrounding the costs associated with certain of these activities.

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

During the third quarter of 2014 and 2013, we recorded approximately $5.9 million and $2.2 million, respectively, of operational improvement initiative costs, including investments in external resources as noted above, and for the nine months of 2014 and 2013, we recorded approximately $13.0 million and $10.8 million, respectively, of operational improvement initiative costs. There were approximately $18.3 million of costs associated with these activities during 2013.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

not anticipate full run rate savings to be realized until all of the projects have been successfully concluded, sometime in 2016. These are preliminary estimates of the savings that could be generated from our operational improvement initiatives, and there can be no assurance that these savings will be realized in the range expected, or at all.

Second Quarter 2014 Debt Transactions

In connection with the acquisition of Reznor, on April 30, 2014, we entered into the Term Loan Facility for $350.0 million. The net proceeds from the Term Loan Facility were used to acquire Reznor and to repay all of the outstanding secured debt under our previously existing senior secured term loan, which had an aggregate principal amount outstanding of approximately $93.0 million upon repayment.

Cash Flows

Our cash flows from operating, investing, and financing activities for the nine months of 2014 and 2013, as reflected in the unaudited condensed consolidated statements of cash flows included elsewhere herein, are summarized in the table below:

	Nine Months of
	2014	2013	Change
	(Dollar amounts in millions)

Net cash provided by operating activities	$17.6	$96.0	$(78.4)
Net cash used in investing activities	(282.1)	(180.0)	(102.1)
Net cash provided by financing activities	249.8	25.9	223.9
Net change in unrestricted cash and cash equivalents	$(14.7)	$(58.1)	$43.4

The decrease in net cash provided by operating activities was principally the result of an increase in working capital needs of approximately $69.6 million and a decrease in net earnings (after the exclusion of non-cash items) of approximately $11.6 million, partially offset by an increase in changes in other long-term assets and liabilities of approximately $2.8 million.

The increase in net cash used in investing activities was primarily the net result of an increase in cash paid for acquisitions of approximately $108.5 million, partially offset by a decrease in capital expenditures of approximately $5.2 million. Capital expenditures were approximately $27.7 million and $32.9 million for the nine months of 2014 and 2013, respectively.  Capital expenditures were approximately $43.8 million for the year ended December 31, 2013 and are expected to be between approximately $40.0 million and $45.0 million for 2014.

The increase in net cash provided by financing activities was primarily the result of the net effect of the second quarter 2014 debt transactions mentioned previously of approximately $249.8 million, an increase in proceeds from borrowings of approximately $5.1 million, partially offset by an increase in payments related to outstanding borrowings of approximately $35.4 million.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

Outstanding Indebtedness

We had consolidated debt at September 27, 2014 of approximately $1,349.2 million consisting of the following:

(Amounts in millions)
8.5% Notes, net of premium	$740.1
Term Loan Facility, net of discount	348.3
10% Notes	250.0
ABL Facility	—
Long-term notes, mortgage notes and other indebtedness, net	10.2
Short-term bank obligations	0.6
$1,349.2

During the nine months of 2014, we had a net increase in our debt of approximately $252.4 million. This increase is primarily the result of a net increase in debt of approximately $256.1 million resulting from the second quarter 2014 debt transactions previously mentioned, partially offset by net payments relating to subsidiary debt of approximately $2.4 million. Our debt to equity ratio increased from approximately 11.0:1 at December 31, 2013 to approximately 25.7:1 at September 27, 2014 as a result of a decrease in equity, due in part to the net loss in the nine months of 2014 of approximately $50.2 million, and the increase in indebtedness as noted above. Excluding the impairment of long-lived assets and goodwill recorded in the second quarter of 2014 of approximately $80.4 million, our debt to equity ratio at September 27, 2014 would have been 10.2:1.

Contractual Obligations

During the nine months of 2014, we have entered into or assumed in connection with business acquisitions a number of operating lease obligations. Additionally, as discussed above, on April 30, 2014, we entered into the Term Loan Facility and repaid all of the outstanding debt under our previously existing senior secured term loan facility. The summary of our estimated future cash obligations for notes, mortgage notes and obligations payable, interest payments, and operating lease obligations presented below has been updated from the amounts presented in our 2013 Form 10-K to reflect the following:

•	The 2014 amounts have been adjusted to reflect the estimated remaining amounts due as a result of actual activity in the nine months of 2014 and subsequent borrowings under the ABL Facility.

•	Payments as described above related to the Term Loan Facility have been included through 2020.

•	The remaining principal payment related to the previously existing senior secured term loan facility has been excluded from 2017.

•	Interest payments have been adjusted to reflect the estimated change in interest rates related to the Term Loan Facility and repayment of the previously existing senior secured term loan facility.

•	Material lease obligations have been adjusted for new obligations entered into during the nine months of 2014 or assumed in connection with business acquisitions.

	Payments Due by Period
	Remainder of 2014	2015 & 2016	2017 & 2018	2019 & Thereafter	Total
	(Dollar amounts in millions)
Notes, mortgage notes and obligations payable	$1.8	$7.6	$307.6	$1,074.1	$1,391.1
Interest payments	47.3	208.7	201.7	161.2	618.9
Operating lease obligations	21.0	30.9	17.7	21.4	91.0

During the nine months of 2014, we completed construction and placed into service approximately $24.5 million and $7.0 million of buildings related to the 2013 construction in progress of new facilities in Mexico for the RCH and CAS segments, respectively. In accordance with the provisions of ASC 840, Leases, we were considered to be the owner of the asset during the construction period and upon completion, we determined that the facilities did not qualify for de-recognition. These buildings are being

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

depreciated over a 20 year estimated remaining useful life. The corresponding present values of the liabilities for the minimum monthly payments for these facilities are included in accrued liabilities for the current portion and other long-term liabilities for the long-term portion and are being amortized over 20 years using interest rates of approximately 7.5% and 6.4% for the RCH and CAS obligations, respectively. Annual minimum payments under these agreements are approximately $2.4 million and $0.6 million for the RCH and CAS obligations, respectively.

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

Adequacy of Liquidity Sources

At September 27, 2014, we had approximately $66.2 million of unrestricted cash and cash equivalents, of which approximately $26.8 million was held by foreign subsidiaries, to fund our cash needs for the remainder of 2014. The cash held by foreign subsidiaries will be used primarily to fund the operations of our foreign subsidiaries, and with the exception of amounts at one subsidiary, are not expected to be repatriated. We have provided deferred taxes related to those amounts that are not indefinitely invested. There are no significant restrictions on the cash held by foreign subsidiaries.

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of October 31, 2014, we had approximately $50.0 million in outstanding borrowings, of which approximately $14.5 million was borrowed to fund the acquisition of Phoenix, and approximately $12.5 million in outstanding letters of credit under the ABL Facility. Based on the September 2014 borrowing base calculations, at October 31, 2014, we had excess availability of approximately $237.5 million under the ABL Facility and approximately $200.0 million of excess availability before triggering the cash deposit requirements as discussed further below.

As noted previously, the indentures and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.  As of September 27, 2014, we had the capacity to make certain payments, including dividends, under the indenture governing the 10% Notes of approximately $70.8 million.

From time to time, we have evaluated and expect to continue to evaluate possible acquisition transactions and possible dispositions of certain of our businesses and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

Working Capital

Our working capital increased from approximately $250.3 million at December 31, 2013 to approximately $305.1 million at September 27, 2014, while our current ratio decreased from 1.6:1 at December 31, 2013 to 1.5:1 at September 27, 2014. This increase in our working capital is primarily the result of the net effect of the changes described further below.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents decreased from approximately $80.9 million at December 31, 2013 to approximately $66.2 million at September 27, 2014.

Accounts receivable, less allowances, increased approximately $78.9 million, or approximately 28.5%, between December 31, 2013 and September 27, 2014, while net sales increased approximately $94.0 million, or approximately 17.1%, in the third quarter of 2014 as compared to the fourth quarter of 2013. The acquisition of Reznor contributed approximately $38.0 million to net sales

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

in the third quarter of 2014 with a corresponding accounts receivable balance at September 27, 2014 of approximately $30.6 million. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, the level of sales recognized on a cash basis, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the case in September 2014. Accounts receivable from customers related to foreign operations increased approximately $15.1 million, or approximately 27.3%, between December 31, 2013 and September 27, 2014. The foreign operations of Reznor contributed approximately $11.5 million to the increase in accounts receivable from customers related to foreign operations at September 27, 2014.

Inventories increased approximately $101.4 million, or approximately 37.5%, between December 31, 2013 and September 27, 2014. The acquisition of Reznor contributed approximately $19.0 million to the increase in inventories between December 31, 2013 and September 27, 2014. The remaining change in inventories is primarily related to increases in the SCS and ERG segments due to increased purchasing in anticipation of higher sales and an increase in the RCH segment due to an increase in inventory build-up associated with the Manufacturing Rationalization and Relocation Initiative discussed earlier of approximately $11.6 million, inventory build-up associated with anticipated regulatory changes in January 2015 of approximately $10.4 million and increases due to seasonality of approximately $16.4 million. At September 27, 2014, the RCH segment had approximately $23.8 million in inventory related to the build-up associated with the Manufacturing Rationalization and Relocation Initiative.

Accounts payable increased approximately $85.2 million, or 39.7%, between December 31, 2013 and September 27, 2014. The acquisition of Reznor contributed approximately $13.1 million to the increase in accounts payable between December 31, 2013 and September 27, 2014. The remaining change primarily relates to increases in the SCS, ERG, and RCH segments due to increased purchases as noted previously.

Accrued expenses and taxes, net increased approximately $17.2 million, or approximately 7.4%, between December 31, 2013 and September 27, 2014. The acquisition of Reznor contributed approximately $13.9 million to the change in accrued expenses and taxes, net between December 31, 2013 and September 27, 2014. The remaining change is primarily as a result of the timing of payments associated with an increase in accrued interest and a decrease in customer deposits.

Changes in certain working capital accounts, as noted above, between December 31, 2013 and September 27, 2014, differ from the changes reflected in our unaudited condensed consolidated statement of cash flows for such period as a result of non-cash items including, among others, the effect of changes in foreign currency exchange rates.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

In addition, the indentures that govern our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indentures governing our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined in the indentures governing the 10% Notes and 8.5% Notes and the credit agreement governing the Term Loan Facility) for such trailing four quarter period. As of September 27, 2014, under the 10% Notes, the FCCR was approximately 2.67 to 1.0.

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

As of September 27, 2014, we were in compliance with all covenants under the indentures that govern the 10% Notes and 8.5% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility and we believe it is reasonably assured that we will comply with the covenants for the foreseeable future.

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

•
certain cash and non-cash, non-recurring items, and share-based compensation expense, and, because such items can, at times, affect our operating results, the exclusion of such items is a material limitation.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

subject to interpretation under the terms of the 10% Notes, we believe the adjustments described below are in accordance with the covenants in the indentures governing the 10% Notes.

The following table reconciles net loss to CCF and ACCF for the 10% Notes for the trailing four quarters ended September 27, 2014:

	(1)	(2)	(3)	LTM Ended
	Year Ended	Nine Months of		(1)+(2)-(3)
	Dec. 31 2013	2014	2013	Sept. 27, 2014
	(Dollar amounts in millions)

Net (loss) earnings	$(8.3)	$(50.2)	$0.6	$(59.1)
(Benefit) provision from income taxes	(3.1)	(16.3)	2.8	(22.2)
Loss from debt retirement	—	2.3	—	2.3
Interest expense	99.4	78.1	74.2	103.3
Investment income	(0.1)	(0.1)	(0.1)	(0.1)
Depreciation and amortization expense	95.2	77.1	69.8	102.5
Consolidated Cash Flow	$183.1	$90.9	$147.3	$126.7
Investment income	0.1	0.1	0.1	0.1
Non-cash impairment charges	4.3	80.4	—	84.7
Non-recurring losses (a)	5.4	0.6	2.4	3.6
Acquisition fees and expenses	2.2	6.2	2.0	6.4
Loss (gain) on sale of assets	0.6	(0.3)	0.2	0.1
Joint venture (income) loss	(0.1)	(0.3)	(0.6)	0.2
Share-based compensation expense	10.5	4.9	10.4	5.0
Net foreign exchange (gains) losses (b)	(0.2)	0.6	—	0.4
Restructuring and transformation charges (c)	35.4	20.9	24.9	31.4

Pro-forma effect of acquisitions and dispositions (d)	38.9	9.5	27.6	20.8
Adjusted Consolidated Cash Flow	$280.2	$213.5	$214.3	$279.4

(a)
Amounts relate to non-recurring gains or losses, as defined in the indenture governing the 10% Notes. For the trailing four quarters ended September 27, 2014, this amount includes (1) severance of approximately $0.4 million related to headcount reductions in the CAS segment, (2) approximately $1.0 million of charges within the AVC segments related to the decision to discontinue certain product lines, (3) approximately $2.3 million of charges within the ERG segment relating to the write off of an indemnification asset associated with a reserve for uncertain tax positions, and (4) accretion of approximately $(0.1) million to record leasehold fair value adjustments.

(b)	Non-cash foreign exchange (gains) losses relate to intercompany debt not indefinitely invested in our subsidiaries, recorded within Unallocated.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

(c)
Includes all restructuring charges, including severance, relocation and transformation/transition costs. Costs associated with these activities for the trailing four quarters ended September 27, 2014 were as follows:

	(1)	(2)	(3)	LTM Ended
	Year Ended	Nine Months of		(1)+(2)-(3)
	Dec. 31, 2013	2014	2013	Sept. 27, 2014
	(Dollar amounts in millions)
Subsidiary Combinations	$7.2	$3.2	$6.6	$3.8
Manufacturing Rationalization & Relocation Initiatives	9.5	8.4	7.6	10.3
Warehousing & Distribution Consolidation	4.0	1.7	0.4	5.3
Other operational improvement initiatives	14.9	7.6	10.3	12.2
All other exit and disposal activities	(0.2)	—	—	(0.2)
	$35.4	$20.9	$24.9	$31.4

(d)
Includes the pro-forma effect of our acquisitions of Reznor and 2GIG, as if the acquisitions had occurred on the first day of the four-quarter reference period. See Note B, "Acquisitions", to the unaudited condensed consolidated financial statements included elsewhere herein, for additional pro forma information surrounding the acquisitions of Reznor and 2GIG.

As noted previously, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. At September 27, 2014, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility was approximately $237.5 million (based upon the August 2014 borrowing base calculation), which exceeded $30.0 million and 12.5% of the borrowing base. Our FCCR under the ABL Facility at September 27, 2014 was 1.98 to 1.0. Similar to the 10% Notes, the FCCR under the ABL Facility is the ratio of ACCF to Fixed Charges; however, in addition to other differences, ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at September 27, 2014 was approximately $204.1 million.

Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At September 27, 2014, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At September 27, 2014 and December 31, 2013, approximately 74% and 92%, respectively, of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates.  The decrease in long-term debt at fixed interest rates is primarily the result of our second quarter 2014 debt transactions as previously discussed. Based upon interest rates in effect at September 27, 2014, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $0.9 million for the remainder of 2014.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 28, 2013

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the third quarter and nine months of 2014, the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to currency translation resulted in a decrease in stockholders’ investment of approximately $4.4 million and $4.8 million for the third quarter and nine months of 2014, respectively. The impact of changes in foreign currency exchange rates related to currency translation resulted in an increase of approximately $2.9 million and a decrease of approximately $2.4 million in stockholders' investment for the third quarter and nine months of 2013, respectively.  The impact of changes in foreign currency exchange rates related to transactions resulted in an increase in net foreign exchange losses recorded in SG&A of approximately $1.9 million and $1.1 million for the third quarter and nine months of 2014, respectively, as compared to the same periods of 2013. We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at September 27, 2014 consist primarily of short-term borrowings by certain of our foreign subsidiaries.  We generally have not entered into derivative financial instruments to manage foreign currency exposure.

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

Issuer’s Purchases of Equity Securities

We do not currently have a publicly announced plan to repurchase shares. Below is a summary of our common stock repurchases during the third quarter ended September 27, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 29 - July 26, 2014	4,270	$90.34	—	—

July 27 - August 23, 2014	32	$82.04	—	—

August 24 - September 27, 2014	—	$—	—	—

(1)
Shares repurchased by us during the third quarter of 2014 from employees who surrendered shares to satisfy minimum statutory income tax withholding obligations arising in connection with the vesting of restricted stock awards, which we pay in cash to the appropriate taxing authorities on behalf of our employees.

(2)	Amounts disclosed are rounded to the nearest two decimal places.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description

10.1 *	Severance and General Release Agreement dated as of August 13, 2014 by and between Sean Burke and Linear LLC.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management / Employment Contract or Compensatory Plan or Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.

/s/ Almon C. Hall
Almon C. Hall
Authorized Officer, Senior Vice President and
Chief Financial Officer

November 3, 2014