Form 10-K
period 2014-12-31
NORTEK INC
filed 2015-03-02
CIK 1216596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2014

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 001-34697

Nortek, Inc.
(Exact name of registrant as specified in its charter)

Delaware	05-0314991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Exchange Street, Providence, Rhode Island	02903-2699
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, including Area Code:	(401) 751-1600

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [_]

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

Large accelerated filer [X]	Accelerated filer [_]	Non-accelerated filer [_] (Do not check if smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2014), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $846.5 million. The registrant's common stock trades on the NASDAQ Global Market under the symbol “NTK”.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

The number of shares of the registrant's common stock par value $0.01 per share outstanding as of February 23, 2015 was 16,258,066.

Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains “forward-looking statements” about Nortek, Inc. ("Nortek") and its subsidiaries (the "Company"). When used in this discussion and throughout this document, words such as “intend,” “plan,” “estimate,” “believe,” “will,” “could,” “may,” “seek,” “anticipate,” and “expect” or other similar expressions are intended to identify forward-looking statements, which are provided "safe harbor" protection under the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties, over which we have no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include: global economic conditions; the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets; the availability and cost of certain raw materials and purchased components (including, among others, steel, copper, aluminum, electronics, motors, plastics, compressors, various chemicals and paints, and packaging); compliance with conflict minerals regulations; weather fluctuations; acquisition and integration risks; the success of our operational improvement initiatives; potential restructurings and business shutdowns; competition; foreign economic and political conditions; increased costs associated with regulatory compliance, including environmental, health and safety laws and the U.S. Foreign Corrupt Practices Act; foreign currency fluctuations; international business practices; maintaining good relationships with customers and suppliers; labor disruptions; product innovations and improvements; product and warranty liability claims; product recalls or reworks; employment levels; intellectual property rights; security breaches; maintaining pension plans; changes in tax law; and our ability to service our indebtedness. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise (except as required by applicable securities laws). All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Readers are also urged to carefully review and consider the various disclosures made by us in this annual report on Form 10-K, including without limitation statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the risk factors described in Item 1A, and any further disclosures we make on related subjects in our Form 10-Q and Form 8-K reports filed with the Securities and Exchange Commission (the “SEC”).
WEBSITE ACCESS TO COMPANY REPORTS
Copies of our filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K) are available on our website, www.nortekinc.com, free of charge, as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC.
Investors and others should note that we announce material financial information to our investors using our investor relations website (investors.nortekinc.com), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about our company, our services and other issues. Nortek has used, and intends to continue to use, our investor relations website as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

PART I

ITEM 1.	BUSINESS.

General

Nortek was founded in 1967 and is headquartered in Providence, Rhode Island. The Company is incorporated in the State of Delaware. In this annual report, “Nortek,” the “Company,” “we,” “us,” and “our” refer to Nortek, Inc. and its wholly-owned subsidiaries unless the context requires otherwise.

During the second quarter of 2014, we changed the composition of our reporting segments to exclude the audio, video and control ("AVC") entities (formerly the "AV entities") from the Security and Control Solutions ("SCS") segment due to the Chief Operating Decision Maker's decision to operate each of these entities separately and manage each as a standalone segment. As a result, we have restated prior period segment disclosures to conform to the new composition. The AVC entities have been combined and have not been reported separately as these operating segments are individually not significant (the "AVC segments"). These entities were principally acquired at various times from 2003 to 2011.

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

Through these segments, we manufacture and sell, primarily in the United States, Canada, and Europe, with additional manufacturing in China and Mexico, a wide variety of products principally for the remodeling and replacement markets, the residential and commercial new construction markets, and the personal and enterprise computer markets.

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

Operational Improvement and Strategic Initiatives
In 2012, we began implementing a plan to transform our structure from that of a largely decentralized holding company to an actively managed operating company. This plan included a set of operational improvement initiatives aimed at improving our cost structure and optimizing our operations in order to realize efficiencies and deliver superior value to our customers. Examples of these initiatives, which are underway, include:

•	Procurement and sourcing,

•	Manufacturing footprint and distribution optimization,

•	Leveraging resources and implementing common business practices, and

•	Working capital management.

We are pursuing these various initiatives in order to improve our performance and enhance our competitive position. These initiatives are expected to result in a significantly improved cost structure, align us better in the markets we serve, and create a foundation for growth and sustainable competitive advantage well into the future. For additional detail related to these initiatives, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operational Improvement Initiatives,” in Item 7 of Part II to this report.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

In addition to the above initiatives, which primarily relate to existing operations and organic growth, Nortek has implemented a strategy related to the process by which we evaluate and pursue strategic acquisitions. We plan to pursue acquisitions that are highly synergistic, have a strong strategic rationale, and meet or exceed internal financial hurdles; this focused approach to growth is expected to result in improved value creation for our stockholders.
Acquisitions

Acquisitions are included in our consolidated results from the date of their acquisition. We made the following acquisitions in 2014:

Reporting Segment	Acquired Company	Acquisition Date	Primary Business of Acquired Company
RCH	Heating, ventilation and air conditioning business of Thomas & Betts Corporation ("Reznor")	April 30, 2014	Manufactures industrial and commercial heating, ventilation and air conditioning ("HVAC") products
RCH	Phoenix Wholesale, Inc. ("Phoenix")	October 8, 2014	Distributes HVAC products

See Note 2, “Acquisitions”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report for a detailed description of these acquisitions.

Our Business Segments

Segment	Primary Products	Major Brands(1)	2014 Net Sales(2)(3)

AQH	Range hoods, exhaust fans, indoor air quality products, central vacuum systems	Broan®, NuTone®, Venmar®, Best®, Zephyr®	$595.1

SCS	Security, automation and access control equipment and systems	Linear®, 2GIG, GTO/PRO®	436.5

ERG	Wall and desk mounts, carts, arms, workstations, stands, related accessories	Ergotron®, OmniMount®	294.4

RCH	Split-system and packaged air conditioners and heat pumps, air handlers, furnaces, unit and radiant heaters	Frigidaire®, Gibson®, Westinghouse®, Maytag®, Broan®, NuTone®, Intertherm®, Reznor®, Ambi-Rad®	568.9

CAS	Custom-designed and engineered HVAC products, including air handlers and large rooftop cooling and heating systems	Mammoth®, Temtrol®, Ventrol®, Huntair®, Governair®, Cleanpak™, Fanwall®, Vapac®, Edenaire®	488.6

AVC segments	Residential audio/video and home automation solutions, power conditioners, and professional video signal management solutions	Niles®, Elan®, SpeakerCraft®, Panamax®, TVOne®, Gefen®	162.6

		Total	$2,546.1

(1)Certain brands in the RCH Segment are used under license. See the detailed segment description below for details.
(2)Amounts in millions

(3)
Additional financial information on our reporting segments, as well as foreign and domestic operations, is set forth in Note 9, “Segment Information and Concentration of Credit Risk”, to the consolidated financial statements, Item 8 of Part II to this report.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

Air Quality and Home Solutions Segment

Our AQH segment primarily manufactures and distributes room and whole house ventilation products for the professional remodeling and replacement markets, residential new construction market, and do-it-yourself (“DIY”) market. Based on internal research and analysis, we estimate that approximately 68% to 72% of the segment's 2014 net sales were sold for remodeling and replacement applications versus residential new construction. We sell the products in our AQH segment to distributors and dealers of electrical and lighting products, kitchen and bath dealers, retail home centers and private label customers.

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

Security and Control Solutions Segment

Our SCS segment manufactures and distributes a broad array of products designed to provide convenience and security primarily for residential applications. The principal product categories in this segment include security, automation and access control equipment and systems.

The segment's security, automation and access control products include residential and certain commercial intrusion protection systems and components focused on wireless technology such as control panels, keypads and telephone entry systems, radio transmitters, window and door contacts, and lighting control devices as well as garage and gate operators. These products are sold under the Linear®, 2GIG, SecureWireless, GTO/PRO®, and Mighty Mule® brands, as well as others including private labels for certain customers.

We sell the products in our SCS segment primarily to distributors, retailers and security and home services companies. Sales in this segment are primarily driven by replacement applications, new installations in existing properties and to a lesser extent new construction activity. In addition, a small portion of the sales in this segment is driven by sales to customers in the non-residential market. Based on internal analysis, we estimate that in 2014 approximately 90% to 94% of this segment's net sales were attributable to end-use applications not related to residential new construction.

The segment offers a broad array of products under widely-recognized brand names with various features and price points, which we believe allows it to expand its customer base and market presence. The segment's primary products compete with products supplied by many domestic and international suppliers in various markets. The segment competes with Honeywell Security (owned by Honeywell International, Inc.), Interlogix (owned by United Technologies Corporation), DSC (owned by Tyco International Ltd.), and Chamberlain Corporation, among others. The segment competes with suppliers of competitive products primarily on the basis of product innovation, quality, delivery and price.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

Ergonomic and Productivity Solutions Segment

Our ERG segment manufactures and distributes a broad array of innovative products designed with ergonomic features including wall mounts, carts, arms, desk mounts, workstations, and stands that attach to or support a variety of display devices such as notebook computers, computer monitors, and flat panel displays. Many of these products are offered with features that allow users to comfortably sit or stand while working at a computer. The segment also sells charging carts designed for notebook computers and tablet devices.

These products are sold under the Ergotron® and OmniMount® brand names, as well as certain original equipment manufacturer brand names in the personal computer industry. We sell the products in our ERG segment to distributors, retailers and original equipment manufacturers. Through these channels, the segment serves the healthcare, education, office, hospitality and home markets. Sales in this segment are primarily driven by personal computer and information technology spending and consumer purchases of flat-panel televisions as well as attachment of our products to existing computer and television displays.

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

Residential and Commercial HVAC Segment

Our RCH segment principally manufactures and sells split-system and packaged air conditioners and heat pumps, furnaces, air handlers and parts for the residential replacement and new construction markets. In addition, this segment produces unit heaters, radiant heaters and rooftop HVAC products primarily for industrial and commercial applications. During 2014, we estimate that between approximately 82% and 86% of this segment's net sales were attributable to applications other than the residential new site-built construction market. For site-built homes and certain commercial structures, the segment markets its products under the licensed brand names Frigidaire®, Tappan®, Philco®, Kelvinator®, Gibson®, Westinghouse® and Maytag®. The segment also supplies products to certain of its customers under the Broan®, NuTone® and certain private label brand names. Commercial products in the segment are principally sold under the Reznor®, Ambi-Rad®, Gaz Industrie® and Mammoth® brand names.

The segment sells residential HVAC products for use in site-built homes primarily through independently owned distributors who sell to HVAC contractors. In 2014 and 2013, the segment opened several of its own distribution centers in certain markets where it had disproportionately low sales. Building on this distribution strategy, the segment acquired the HVAC distribution business of Phoenix in 2014. The segment now has 12 Company-owned distribution locations. In the site-built residential HVAC market, the segment competes with, among others, Carrier Corporation (a subsidiary of United Technologies Corporation), Rheem Manufacturing Company, Lennox Industries, Inc., Trane, Inc. (a subsidiary of Ingersoll Rand Company), York by Johnson Controls, and Goodman Global, Inc. (a subsidiary of Daikin Corporation). The segment also sells residential HVAC products outside of North America, primarily in Latin America and the Middle East. These sales outside of North America consist of not only the segment's manufactured products, but also products manufactured to specification by outside sources. The products are sold under the Westinghouse® licensed brand name, the segment's own Miller® brand name, as well as other private label brand names.
Within the residential market, we believe we are one of the largest suppliers of HVAC products for manufactured homes in the United States and Canada, based on revenues. In the manufactured housing market, the segment markets its products under the Intertherm® and Miller® brand names. The segment sells its manufactured housing products to builders of manufactured housing and, through distributors, to manufactured housing retailers and owners. The majority of our sales to manufactured housing builders are for furnaces, and in the aftermarket channel of distribution, we sell both new and replacement air conditioning units and heat pumps, as well as replacement furnaces. We believe that we have one major competitor in the manufactured housing furnace market, York by Johnson Controls, which markets its products primarily under the “Coleman” name. The segment competes with most major industry manufacturers in the manufactured housing air conditioning market.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

Commercial products in this segment are primarily sold in North America and Europe through a combination of distributor partners and direct sales efforts. Principal end-use applications for this segment’s commercial HVAC products include warehouses, factories, restaurants, retail locations and institutional buildings. In addition to certain of the competitors listed above, the commercial portion of this segment competes with, among others, Modine Manufacturing Company, Mestek, Inc., and AAON, Inc.
The segment competes in its markets primarily on the basis of breadth and quality of its product line, distribution, product availability and price.
Custom and Commercial Air Solutions Segment

Our CAS segment manufactures and sells custom-designed and engineered HVAC products and systems, primarily in North America, for non-residential applications that include healthcare and educational facilities, commercial buildings, manufacturing facilities, clean rooms, data centers, and government buildings. These systems are designed primarily to operate on building rooftops (including large self-contained walk-in units), or on individual floors within a building, and to have cooling capacities ranging from 40 tons to 600 tons. The principal products sold by this segment are air handlers and large custom rooftop cooling and heating products. The segment markets its commercial HVAC products under the Governair®, Mammoth®, Temtrol®, Venmar CES™, Ventrol®, Webco™, Huntair®, Cleanpak™ and Fanwall® brand names. Our subsidiary, Eaton-Williams Group Limited, manufactures and markets custom and standard air conditioning and humidification equipment throughout Western Europe under the Vapac®, Cubit®, Qualitair®, Edenaire®, Colman™ and Moducel™ brand names. For 2014, we estimate that between approximately 47% and 51% of this segment's sales came from replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins.

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

Audio, Video and Control Solutions segments

Our AVC segments manufacture and distribute a broad array of products primarily for the residential audio/video and professional video signal management markets. The principal product categories in these segments include residential audio/video equipment (including architectural speakers and power conditioners, among other products), home control equipment, and professional video signal management solutions.

The segments' residential audio/video and home automation solutions include whole-house audio/video products, and home automation systems as well as certain accessories often used with these systems such as power conditioners and surge protectors. Whole-house audio/video products include, among other products, multi-room/multi-source controllers and amplifiers, architectural speakers, and control devices such as keypads, remote controls and volume controls. The segments' home automation systems include software and hardware that facilitate the control of third-party residential subsystems such as home theater, whole-house audio, climate control, lighting, security and irrigation. These products are sold under the Niles®, Elan®, SpeakerCraft®, Xantech®, Panamax® and Furman® brand names, among others.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

The segments' professional video signal management solutions allow conversion of video signals into various formats as well as the extension and transmission of video signals to multiple display screens. These products are often used in non-residential applications such as retail outlets, airports, casinos, houses of worship, live events, and command and control centers as well as certain residential applications and are sold under the Gefen®, Magenta™ and TVOne® brand names.

We sell the products in our AVC segments to distributors, professional installers, electronics retailers and original equipment manufacturers. Sales in these segments are primarily driven by replacement applications, new installations in existing properties and to a lesser extent new construction activity. In addition, approximately 26% to 30% of the sales in these segments are driven by sales to customers in the non-residential market. Based on internal analysis, we estimate that in 2014 approximately 82% to 86% of these segments' net sales were attributable to end-use applications not related to residential new construction.

These segments offer a broad array of products under widely-recognized brand names with various features and price points, which we believe allows the businesses to expand their presence in the professional installation as well as other end markets. The segments' primary products compete with products supplied by many domestic and international suppliers in various markets. The segments compete with Crestron Electronics, Inc., AMX LLC (owned by Harman International Industries, Inc.), and Control4 Corporation, among others. The segments compete with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price.

 Manufacturing Facilities

The number of manufacturing facilities by segment at December 31, 2014 was as follows:

Segment	Number of Manufacturing Facilities

Air Quality and Home Solutions	10

Security and Control Solutions	2

Ergonomic and Productivity Solutions	3

Residential and Commercial HVAC	8

Custom and Commercial Air Solutions	10

Audio, Video and Control Solutions	1

Backlog

Backlog expected to be filled within the next twelve months was approximately $366.4 million as of December 31, 2014 as compared to approximately $344.4 million as of December 31, 2013. The increase in backlog at December 31, 2014 as compared to December 31, 2013 was primarily due to an increase in backlog related to the RCH segment due to pre-build orders associated with regulatory changes effective in January 2015, partially offset by a decrease in orders in the CAS segment due to the cyclical nature of the semiconductor industry related to a major customer within this segment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook", in Item 7 of Part II, to this report for further details.

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

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

For reasons of quality assurance, scarcity or cost effectiveness, certain components and raw materials used in the manufacture of our products are available only from a limited number of suppliers. We have worked closely with our suppliers to develop contingency plans to assure continuity of supply while maintaining high quality and reliability, and in some cases, we have established long-term supply contracts with our suppliers. Due to the non-standardized nature of certain raw materials and components, we may not be able to quickly establish additional or replacement sources for certain components or materials. In the event that we are unable to obtain sufficient quantities of raw materials or components on commercially reasonable terms or in a timely manner, our ability to manufacture our products on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on our business, financial condition and results of operations. To date, we have not experienced any material adverse effect on our financial condition or results of operations due to supplier limitations.

As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operational Improvement Initiatives", Item 7 of Part II to this report, in connection with our operational improvement initiatives, we believe that we have a significant opportunity to reduce our manufacturing material cost, as well as our indirect non-manufacturing costs, by optimizing our procurement sources and processes. In 2013, we began the process of consolidating supplier sources and negotiating terms and pricing in a uniform and centralized manner.  As a result of this initiative, we continue to experience more competitive costs and services from our suppliers, and we expect this favorable trend will continue in 2015 and beyond.

We are subject to significant market risk with respect to the pricing of the principal raw materials used to manufacture our products. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.

Research and Development

Our research and development activities are principally for new product development. Research and development costs were approximately $75.4 million, $65.5 million and $59.4 million for 2014, 2013 and 2012, respectively, and represented approximately 3.0%, 2.9% and 2.7% of consolidated net sales for 2014, 2013 and 2012, respectively. We believe that investment in research and development activities is important to our ability to compete effectively in the markets that we serve. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operational Improvement Initiatives", Item 7 of Part II to this report, in connection with our operational improvement initiatives we have or plan to make significant increased levels of investments in staffing, research and development projects and specialized consulting resources. Consequently, expenditures for research and development activities have been higher as a percentage of consolidated net sales than previously, and we expect this trend to continue in 2015 and beyond.

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

Environmental and Regulatory Matters

We are subject to numerous federal, state, local and foreign laws and regulations relating to protection of the environment, including those that impose limitations on the discharge of pollutants into the environment (land, air and water), establish standards for the use, treatment, storage and disposal of solid and hazardous materials and wastes, and govern the cleanup of contaminated sites. We believe that we are in substantial compliance with the material laws and regulations applicable to us. We are involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites currently or formerly owned or operated by such companies or sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by us after a release has occurred. In other instances, we may be partially liable under law or contract to other parties that have acquired businesses or assets from us for past practices relating to hazardous materials or wastes. Expenditures for 2014, 2013 and 2012 to evaluate and remediate such sites were not material to our business, either individually or collectively. While we are able to reasonably estimate certain of our contingent losses, we are unable to estimate with certainty our range of reasonably possible losses in connection with identified or yet to be identified remedial actions due, among other reasons, to: (i) uncertainties surrounding the nature and application of current or future environmental regulations, (ii) our lack of information about additional sites where we may be identified as a potentially responsible party ("PRP"), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation may be joint and several, each PRP is potentially wholly liable for other PRPs that become insolvent or bankrupt. Thus, the solvency of other PRPs could directly affect our ultimate aggregate clean-up costs. In certain circumstances, our liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

Certain of our products must be designed and manufactured to meet various regulatory standards. We must continue to modify regulated products to meet applicable standards as such standards develop and become more stringent over time.

Internal Investigation and Compliance Matters

As previously reported, as part of our routine internal audit activities, we discovered certain questionable hospitality, gift and payment practices, and other expenses at our subsidiary, Linear Electronics (Shenzhen) Co. Ltd. (“Linear China”), which are inconsistent with our policies and raise concerns under the U.S. Foreign Corrupt Practices Act (“FCPA”) and perhaps under other applicable anti-corruption laws. We initiated an internal investigation into these practices and payments with the assistance of outside counsel.

On January 7, 2015 and January 8, 2015, respectively, we voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise both agencies of our internal investigation. We intend to cooperate with any SEC or DOJ investigation into these matters. We take these matters very seriously and are committed to conducting our business in compliance with all applicable laws. See “Risk Factors”, Item 1A to Part I of this report and “Legal Proceedings”, Item 3 to Part I of this report for additional information regarding our internal investigation of compliance with the FCPA.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

Employees

The number of full-time employees, and those covered by collective bargaining agreements, by segment at December 31, 2014 was as follows:

Segment	Approximate Number of Employees	Employees Covered by Collective Bargaining Agreements

Air Quality and Home Solutions (1) (2)	2,200	152
Security and Control Solutions	2,600	0
Ergonomic and Productivity Solutions	1,400	0
Residential and Commercial HVAC (3)(4)	2,100	126
Custom and Commercial Air Solutions (3)	2,500	183
Audio, Video and Control Solutions	300	0
Corporate	100	0
	11,200	461

(1)
Due to continued restructuring at our Italian subsidiary, 73 employees have been excluded from "employees covered by collective bargaining agreements" in the above table as the union contract associated with this subsidiary has not been renewed. See Note 5, "Exit and Disposal Activities", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

(2)	Collective bargaining agreement expires in 2020.

(3)	Collective bargaining agreements expire in 2015

(4)	The acquisitions of Reznor and Phoenix resulted in the addition of approximately 800 full-time employees in 2014.

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

Working Capital and Seasonality

The carrying of inventories to support customers and to permit prompt delivery of finished goods requires substantial working capital. Substantial working capital is also required to carry receivables. The demand for our products is seasonal, particularly in the Northeast and Midwest regions of the United States and in Canada where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home improvement and new construction markets. Certain of the product categories in the RCH segment are more seasonal in nature than our other businesses’ product categories. As a result, the demand for working capital of our subsidiaries is greater from late in the first quarter until early in the fourth quarter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” Item 7 of Part II to this report.

As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Operational Improvement Initiatives", Item 7 of Part II to this report, in 2012, we began operational improvement initiatives which we expect will result in significant improvements in efficiencies and reductions in operating costs and expenses, both in our manufacturing processes and in our administrative functions, which will better align us with the markets we serve and will improve our overall competitiveness. In 2014 and 2013, we incurred additional costs to implement these initiatives, which included engaging additional outside resources, the cost of relocating manufacturing and distribution locations in addition to the facilities discussed above, retrofitting existing or building new facilities, reducing our work force, rationalizing or refreshing product lines, and other costs.  The cost of developing and implementing these initiatives impacted the level of working capital in 2014 and 2013 and may continue to impact the level of working capital, and may require that we utilize other available sources or identify additional sources of liquidity during the period that these initiatives are in process.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

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

Our results of operations are directly influenced by the conditions in the global economy. Recently, U.S. and foreign economies experienced significant declines in employment, household wealth, property values, consumer spending and lending. Businesses, including Nortek and many of its customers, faced and may continue to face weakened demand for products and services, difficulty obtaining access to financing, increased funding costs and barriers to expanding operations. As a result, the economic environment may, among other things:

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

See “Management's Discussion and Analysis of Financial Condition and Results of Operations”, Item 7 of Part II to this report for further information on industry factors and our 2015 outlook.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

Fluctuations in the cost or availability of raw materials and components and other related costs could have an adverse effect on our business.

We are dependent upon raw materials and purchased components, including, among others, steel, copper, aluminum, electronics, motors, plastics, compressors, various chemicals and paints, and packaging that we purchase from third parties. As a result, our results of operations, cash flows and financial condition may be adversely affected by increases in costs of raw materials or components, or by limited availability of these items. We have worked closely with our suppliers to develop contingency plans to assure continuity of supply while maintaining high quality and reliability, and in some cases, we have established long-term supply contracts with our suppliers. In addition, we generally do not hedge against our supply requirements. Accordingly, we may not be able to obtain raw materials and components from our current or alternative suppliers at reasonable prices in the future, or may not be able to obtain these items on the scale and within the time frames we require. Further, if our suppliers are unable to meet our supply requirements, we could experience supply interruptions and/or cost increases. If we are unable to find alternate suppliers or pass along these additional costs to our customers, these interruptions and/or cost increases could adversely affect our results of operations, cash flows and financial condition.

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

Compliance with regulations regarding the use of "conflict minerals" could limit the supply or sources of certain minerals used in the manufacturing of our products.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC promulgated rules for public companies to ascertain and disclose the use of "conflict minerals" (i.e., cassiterite, columbite-tantalite, wolframite, and gold) which are mined from the Democratic Republic of Congo and adjoining countries in their products. These rules require disclosure of conflict minerals that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The rules require companies to perform due diligence and disclose through the issuance of a report whether or not their products contain certain "conflict minerals". We are required to conduct due diligence efforts and, as a result, incur additional costs. The rules could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products. The number of suppliers who provide conflict-free minerals may be limited, which could have an adverse effect on our ability to source these products in the future. In addition, costs attributable to compliance with the disclosure requirements of the rules, such as costs related to determining the source of certain minerals used in our products, have been incurred, will continue to be incurred and could be material. The costs of compliance, including those related to supply chain research, unexpected consequences to our reputation, the limited number of suppliers, and possible changes in the sourcing of these materials, could adversely affect our results from operations and cash flows.

Weather fluctuations may negatively impact our business.

Weather fluctuations may adversely affect our operating results and our ability to maintain sales volume. In our RCH segment, certain product categories may be adversely affected by unseasonably warm weather in the months of November to February and unseasonably cool weather in the months of May to August, which has the effect of diminishing customer demand for heating and air conditioning products. In all of our segments, adverse weather conditions at any time of the year may negatively affect overall levels of new construction and remodeling and replacement activity, which in turn may lead to a decrease in sales. Many of our operating expenses are fixed and cannot be reduced during periods of decreased demand for our products. Accordingly, our results of operations and cash flows will be negatively impacted in quarters with lower sales due to weather fluctuations.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

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

There is no assurance that any acquisition we have made or may make in the future will be successfully integrated into our on-going operations or that we will achieve any expected cost savings from any acquisition. If the operations of an acquired business do not meet expectations, our profitability and cash flows may be impaired and we may be required to restructure the acquired business or write-off the value of some or all of the assets of the acquired business.

See Note 2, "Acquisitions", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

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
December 31, 2014

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

Our competitors have substantially greater resources and we face competitive risks that may negatively impact our business.

Our AQH and AVC segments compete with many domestic and international suppliers in various markets. We compete with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price. Some of our competitors in these markets have greater financial and marketing resources than that of our AQH and AVC segments.

Our SCS and ERG segments compete with many domestic and international suppliers in various markets. We compete with suppliers of competitive products primarily on the basis of product innovation, quality, delivery and price. Some of our competitors in these markets have greater financial and marketing resources than that of our SCS and ERG segments.

Our RCH segment competes in its markets primarily on the basis of breadth and quality of its product line, distribution, product availability and price. Most of our residential HVAC competitors have greater financial and marketing resources and the products of certain of our competitors may enjoy greater brand awareness than the products in the segment.

Our CAS segment competes primarily on the basis of engineering support, quality, design and construction flexibility, and total installed system cost. Most of our competitors in the commercial HVAC market have greater financial and marketing resources and enjoy greater brand awareness than we enjoy.

Competitive factors could require us to reduce prices or increase spending on product development, marketing and sales, either of which could adversely affect our operating results.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

Because we have substantial operations outside the United States, we are subject to the economic and political conditions of the United States and foreign nations.

We have manufacturing facilities in several countries outside of the United States. In 2014, we sold products in over 100 countries other than the United States. Foreign net sales, which are attributed based upon the location of our subsidiary responsible for the sale, were approximately 16.5% of consolidated net sales for each of 2014 and 2013, respectively. Our foreign operations are subject to a number of risks and uncertainties, including the following:

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

Our foreign operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, and any determination that the Company or any of its subsidiaries has violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

The U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to government officials and others for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We operate in parts of the world that have experienced governmental corruption to some degree, and in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, there can be no assurance that our internal control policies and procedures will protect us from reckless or criminal acts committed by those of our employees or agents who violate our policies.

As discussed under “Legal Proceedings” Item 3, Part I of this report, we are conducting an internal investigation of certain transactions and payments in China that potentially implicate the FCPA. In addition, we have informed the SEC and the DOJ of these matters and intend to fully cooperate with these agencies in their review.

At this time, we are unable to predict, what, if any, action may be taken by the DOJ or SEC or any penalties or remedial measures these agencies may seek, but intend to cooperate with both agencies. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, and equitable remedies, including disgorgement or injunctive relief. The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business.

Further detecting, investigating, and resolving these matters is expensive and consumes significant time and attention of the Company’s senior management. The Company could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of the Company participating in or curtailment of business operations in those

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

jurisdictions. Any proceedings that may result from this matter could harm relationships with existing customers, distributors and agents and our ability to obtain new customers and partners.

The European debt crisis could have a material adverse effect on our European operations.

The European debt crisis and related European financial restructuring efforts have contributed to instability in the global credit markets and may cause the value of the Euro to deteriorate. If global economic and market conditions, or economic conditions in Europe, the United States or other key markets become uncertain or deteriorate, the value of the Euro could decline and the credit market may weaken. The general financial instability in the stressed European countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. If this were to occur, it could adversely affect our European customers and suppliers and in turn may have a materially adverse effect on our European business and results of operations.

Fluctuations in currency exchange rates could adversely affect our revenues, profitability and cash flows.

Our foreign operations expose us to fluctuations in currency exchange rates and currency devaluations. We report our financial results in U.S. dollars, but a portion of our sales and in certain instances our expenses are denominated in Euros, Canadian dollars, British Pound Sterling, Chinese Renminbi, Mexican Pesos and other foreign currencies. As a result, if the value of the U.S. dollar increases relative to the value of these currencies, our levels of revenue and potentially our profitability will decline since the translation of a certain number of other currencies into U.S. dollars for financial reporting purposes will represent fewer U.S. dollars. Conversely, if the value of the U.S. dollar decreases relative to the value of these currencies, our levels of revenue and potentially our profitability will increase since the translation of a certain number of other currencies into U.S. dollars for financial reporting purposes will represent additional U.S. dollars.

In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in currency translation adjustment and other, net. In addition, in the case of sales to customers in certain locations, our sales are denominated in U.S. dollars, Euros, Canadian dollars, or British Pound Sterling but all or a substantial portion of our associated costs are denominated in a different currency. As a result, changes in the relative values of U.S. dollars, Euros, Canadian dollars, British Pound Sterling, and Chinese Renminbi and any such different currency will affect our profitability and cash flows.

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

Our operations depend upon our ability to maintain relations with our independent distributors and dealers and we do not typically enter into long-term contracts with them. If our key distributors or dealers are unwilling to continue selling our products, or if any of them merge with or are purchased by a competitor, we could experience a decline in sales. If we are unable to replace such distributors or dealers or otherwise replace the resulting loss of sales, our business, results of operations and cash flows could be adversely affected. For 2014, approximately 52% of our consolidated net sales were made through our independent distributors and dealers, and our largest distributor or dealer accounted for approximately 4% of consolidated net sales for 2014.

In addition, the loss of one or more of our other major customers, or a substantial decrease in such customers' purchases from us, could have a material adverse effect on our results of operations and cash flows. Because we do not generally have binding long-term purchasing agreements with our customers, there can be no assurance that our existing customers will continue to purchase products from us. Our largest customer (other than a distributor or dealer) accounted for approximately 4% of consolidated net sales for each of 2014 and 2013, respectively.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

Labor disruptions or cost increases could adversely affect our business.

A work stoppage at one of our facilities could cause us to lose sales, incur increased costs and adversely affect our ability to meet customers’ needs. A plant shutdown or a substantial modification to employment terms (including the collective bargaining agreements affecting our unionized employees) could result in material gains or losses or the recognition of an asset impairment. Beginning in 2014, certain ports on the west coast of the United States have been operating below capacity due to a work slow-down led by the International Longshore and Warehouse Union (the “Longshore Union”). Although a tentative agreement between the Pacific Maritime Association and the Longshore Union has been reached, the work slow-down has impacted our business, and a continued work slow-down or strike by the Longshore Union could further impact our business operations. As collective bargaining agreements expire and until negotiations are completed, it is not known whether we will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions, including labor stoppages. At December 31, 2014, approximately 4% of our employees were unionized, and from time to time we experience union organizing efforts directed at our non-union employees. We may also experience labor cost increases or disruptions in our non-union facilities in circumstances where we must compete for employees with necessary skills and experience or in tight labor markets.

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

Changes in legislation or government regulations or policies could adversely affect our results of operations.

Our RCH and CAS segments could be directly impacted by changes in legislation or government regulations relating to changes in environmental and energy efficiency standards which may have a significant impact on the types of products that we or our competitors are permitted to develop and sell. Our inability or delay in developing or marketing products that match customer demand and that meet applicable environmental and efficiency standards could negatively impact our business. The new regional efficiency standards for certain air conditioning and heat pump products that became effective January 1, 2015 will likely result in the sales mix of these products substantially changing over time as inventories of older products are phased out.  This may create an unsettled market that could impact demand and margins.  The demand for our products and services could also be affected by the size and availability of tax incentives for purchasers of our products and services. Future legislation or regulations, including relating to environmental or efficiency matters, product certification, product liability, taxes, tax incentives and other matters, may impact the results of our operating segments and our consolidated results.

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
December 31, 2014

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

We are subject to legal proceedings and claims arising out of our businesses that cover a wide range of matters, including contract and employment claims, product liability claims, which may involve lawsuits seeking class action status, warranty claims and claims for modification, adjustment or replacement of component parts of units sold. Product liability and other legal proceedings include those related to businesses we have acquired or properties we have previously owned or operated.

The development, manufacture, sale and use of our products involves risks of product liability claims, which may involve lawsuits seeking class action status, and warranty claims, including personal injury and property damage arising from fire, soot, mold and carbon monoxide. We currently carry insurance and maintain reserves for potential product liability claims. However, our insurance coverage may be inadequate if such claims do arise, and any liability not covered by insurance could have a material adverse effect on our business. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims, and incurred but not reported claims, as of the reporting date. To date, we have been able to obtain insurance in amounts we believe to be appropriate to cover such liability. However, our insurance premiums may increase in the future as a consequence of conditions in the insurance business generally, or our situation in particular. Any such increase could result in lower profits or cause us to reduce our insurance coverage. In addition, a future claim may be brought against us, which would have a material adverse effect on us. Any product liability claim may also include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. Our product liability insurance policies have limits that, if exceeded, may result in material costs that would have an adverse effect on future profitability. In addition, warranty claims are generally not covered by our product liability insurance. Further, any product liability or warranty issues may adversely affect our reputation as a manufacturer of high-quality, safe products and could have a material adverse effect on our business.

Product recalls or reworks may adversely affect our financial condition, results of operations and cash flows.

In the event we produce a product that is alleged to contain a design or manufacturing defect or that causes injury, we could incur costs relating to product recalls, litigation or liability claims, rework of the product, or government action. While we have undertaken several voluntary product recalls and reworks over the past several years and could do so in the future given the nature of our business, additional product recalls and/or reworks could result in material future costs. Many of our products, especially certain models of bath fans, range hoods, and residential furnaces and air conditioners, have a large installed base, and any recalls and/or reworks related to products with a large installed base could be particularly costly. The costs of product recalls or reworks are not generally covered by insurance. In addition, our reputation for safety and quality is essential to maintaining market share and protecting our brands. Any recalls or reworks may adversely affect our reputation as a manufacturer of high-quality, safe products and could have a material adverse effect on our financial condition, results of operations and cash flows.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

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

Security breaches, improper disclosure of confidential company or personal data and other disruptions or misuse of information systems we rely upon could affect our ability to conduct our business effectively.

We, like most companies, may be subject to information technology system failures and network disruptions. These may be caused by delays or disruptions due to system updates, natural disasters, malicious attacks, accidents, power disruptions, telecommunication failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or similar events or disruptions. From time to time, we may implement enterprise resource planning systems or add applications to replace outdated systems and to operate more efficiently. Predictions regarding benefits resulting from the implementation of these projects are subject to uncertainties. We may not be able to successfully implement the projects without experiencing difficulties. In addition, any expected benefits of implementing projects might not be realized or the costs of implementation might outweigh the benefits realized.

We also outsource various information systems to third party service providers. Despite our security measures as well as those of our business partners and third-party service providers, the information systems we rely upon may be vulnerable to interruption or damage from computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination thereof. These information systems have been, and will likely continue to be, subject to attack. While we have implemented controls and taken other preventative actions to strengthen these systems against future attacks, we can give no assurance that these controls and preventative actions will be effective. Cybersecurity breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our customers, partners, suppliers, or employees. Any breach of data security could result in a disruption of our services or improper disclosure of personal data or confidential information, which could harm our reputation, require us to expend resources to remedy such a security breach or defend against further attacks or subject us to liability under laws that protect personal data, resulting in increased operating costs or loss of revenue.

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
December 31, 2014

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

We have a substantial amount of debt. At December 31, 2014, we had approximately $1,346.3 million of total debt outstanding, which is net of approximately $4.8 million of unamortized debt premium and approximately $1.9 million of unamortized debt discount. The terms of our outstanding debt, including our 8.5% Senior Notes due 2021 (the “8.5% Notes”), our 10% Senior Notes due 2018 (the "10% Notes"), our $300.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) and our $350.0 million senior secured term loan due 2020 ("Term Loan Facility") limit, but do not prohibit, us from incurring additional debt. If additional debt is added to current debt levels, the related risks described below could intensify.

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
December 31, 2014

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

There are limitations on our ability to incur the full $300.0 million of commitments under the ABL Facility. Availability is limited to the lesser of the borrowing base under the ABL Facility and $300.0 million. As of February 23, 2015, we had approximately $95.0 million in outstanding borrowings and approximately $12.1 million in outstanding letters of credit under the ABL Facility. Based on the borrowing base calculations as of January 2015, at February 23, 2015, we had excess availability of approximately $192.9 million under the ABL Facility and approximately $155.4 million of excess availability before triggering the cash deposit requirements.

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

See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt Covenant Compliance", Item 7 of Part II, to this report.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

We may be unable to generate sufficient cash to service all of our indebtedness and other liquidity requirements and may be forced to take other actions to satisfy such requirements, which may not be successful.

We will be required to repay all amounts outstanding under our ABL Facility in 2017, our 10% Notes by 2018, our Term Loan Facility in 2020, and our 8.5% Notes by 2021. At December 31, 2014, we had outstanding borrowings under these obligations of approximately $1,336.4 million (net of unamortized debt premium of approximately $4.8 million related to our 8.5% Notes and unamortized debt discount of approximately $1.6 million related to our Term Loan Facility). We are currently obligated to make periodic interest payments under the 8.5% Notes, the 10% Notes, and the ABL Facility, as well as make periodic interest and principal payments relating to the Term Loan Facility and other indebtedness of our subsidiaries. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

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

Funds affiliated with Ares Management LLC own, in the aggregate, approximately 38% of the voting power of our outstanding common stock as of February 23, 2015 and other stockholders also own significant portions of our common stock. As a result, these stockholders, acting individually or together, control substantially all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. In addition, this concentration of equity ownership may delay or prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

Further, our bylaws and certificate of incorporation allow a majority of our stockholders to take action by written consent, rather than at an annual or special meeting of stockholders. These provisions could result in a majority of our stockholders acting quickly to take action that may be opposed to management.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

ITEM 2.	PROPERTIES.

Set forth below is a brief description of the location and general character of the principal administrative and manufacturing facilities and other material real properties of our continuing operations, all of which we consider to be in satisfactory repair as of December 31, 2014. All properties are owned, except for those indicated by an asterisk (*), which are leased under operating leases and those with a double asterisk (**), which are leased under capital leases.

Location	Description	Approximate Square Feet

Air Quality and Home Solutions:
Hartford, Wisconsin	Manufacturing/Warehouse/Administrative	538,000	(2)
Hartford, Wisconsin	Warehouse	130,000	*
Mississauga, ONT, Canada	Manufacturing/Warehouse/Administrative	110,000
Cerreto D’Esi, Italy	Manufacturing/Warehouse/Administrative	174,000
Drummondville, QUE, Canada	Manufacturing/Warehouse/Administrative	126,000
Drummondville, QUE, Canada	Manufacturing/Warehouse/Administrative	51,000	*
Chenjian, Huizhou, PRC	Manufacturing/Warehouse/Administrative/Other	198,000
Gliwice, Poland	Manufacturing/Warehouse/Administrative	162,000	(1)
Tecate, Baja California, Mexico	Manufacturing/Warehouse/Administrative	204,000	*
Alameda, California	Warehouse/Administrative	37,000	*

Security and Control Solutions:
Xiang, Bao An County, Shenzhen, PRC	Manufacturing/Warehouse/Administrative/Other	410,000	*
Chaiwan, Hong Kong	Administrative	13,000	*
Carlsbad, California	Warehouse/Administrative	53,000	*
Grand Rapids, Michigan	Manufacturing/Warehouse/Administrative	89,000	*
Tallahassee, Florida	Warehouse/Administrative	71,000	(2)
Vista, California	Warehouse	14,000	*

Ergonomic and Productivity Solutions:
St. Paul, Minnesota	Manufacturing/Warehouse/Administrative	102,000	(2)
Dongguan City, Guangdong, PRC	Manufacturing/Warehouse/Administrative	198,000	*
Amersfoort, The Netherlands	Manufacturing/Warehouse/Administrative	20,000	*
Phoenix, Arizona	Warehouse/Administrative	16,000	*

Residential and Commercial HVAC:
O’Fallon, Missouri	Warehouse/Administrative	70,000	*
St. Louis, Missouri	Warehouse	103,000	*
Boonville, Missouri	Manufacturing	250,000	(2)
Boonville, Missouri	Warehouse/Administrative	150,000	(1)
Poplar Bluff, Missouri	Warehouse	725,000	**
Dyersburg, Tennessee	Manufacturing/Warehouse	368,000	**
Miami, Florida	Warehouse/Administrative	23,000	*
Guaynabo, Puerto Rico	Warehouse	15,000	*
Lenexa, Kansas	Warehouse/Administrative	28,000	*
San Antonio, Texas	Warehouse	19,000	*
Eaglewood, Colorado	Warehouse/Administrative	21,000	*
Tucson, Arizona	Warehouse/Administrative	34,000	*
Tempe, Arizona	Warehouse/Administrative	30,000	*
Surprise, Arizona	Warehouse/Administrative	44,000	*
Show Low, Arizona	Warehouse/Administrative	24,000	*
Flagstaff, Arizona	Warehouse/Administrative	30,000	*
Houston, Texas	Warehouse	45,000	*

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

Location	Description	Approximate Square Feet

Residential and Commercial HVAC (continued):
Folkestone, Kent, United Kingdom	Warehouse/Administrative	18,000	*
Brierley Hill, West Midlands, United Kingdom	Manufacturing/Warehouse	110,000	*
Mirabel, France	Manufacturing/Warehouse/Administrative	25,000	*
Menen, Belgium	Manufacturing/Warehouse/Administrative	140,000	*
Mercer, Pennsylvania	Manufacturing/Warehouse/Administrative	126,000
Saltillo, Coahuila, Mexico	Manufacturing/Administrative	571,000	(3)
Monterrey, Nuevo Leon, Mexico	Manufacturing/Administrative	214,000	(3)

Custom and Commercial Air Solutions:
St. Leonard d’Aston, QUE, Canada	Manufacturing/Administrative	95,000	*
Saskatoon, Saskatchewan, Canada	Manufacturing/Administrative	59,000	*
Oklahoma City, Oklahoma	Manufacturing/Administrative	127,000	(2)
Okarche, Oklahoma	Manufacturing/Warehouse/Administrative	228,000	(2)
Springfield, Missouri	Manufacturing/Warehouse/Administrative	113,000	*
Anjou, QUE, Canada	Manufacturing/Administrative	127,000	*
Edenbridge, Kent, United Kingdom	Manufacturing/Administrative	41,000	*
Fenton, Stoke-on-Trent, United Kingdom	Manufacturing/Administrative	104,000	*
Tualatin, Oregon	Manufacturing/Warehouse/Administrative	315,000	*
Eden Prairie, Minnesota	Administrative	30,000	*
Shakopee, Minnesota	Warehouse	13,000	*
Saltillo, Coahuila, Mexico	Manufacturing/Administrative	126,000	(3)

Audio, Video and Control Solutions:
Carlsbad, California	Warehouse/Administrative	33,000	*
Petaluma, California	Warehouse/Administrative	40,000	*
Los Angeles, California	Warehouse/Administrative	28,000	*
Erlanger, Kentucky	Warehouse/Administrative	18,000	*
Margate, Kent, United Kingdom	Manufacturing/Warehouse/Administrative	10,000

Other:
Providence, RI	Corporate Headquarters	33,000	*

(1)	These facilities are pledged as security under various subsidiary debt agreements.

(2)	These facilities are pledged as first priority security under our Term Loan Facility and as second priority under our ABL Facility.

(3)
These facilities relate to our manufacturing operations in Mexico under certain arrangements with independent third parties in Mexico. See Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements, Item 8 of Part II to this report.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

ITEM 3.	LEGAL PROCEEDINGS.

As previously reported, as part of our routine internal audit activities, we discovered certain questionable hospitality, gift and payment practices, and other expenses at our subsidiary, Linear Electronics (Shenzhen) Co. Ltd. (“Linear China”), which are inconsistent with our policies and raise concerns under the U.S. Foreign Corrupt Practices Act and perhaps under other applicable anti-corruption laws. We initiated an internal investigation into these practices and payments with the assistance of outside counsel.

On January 7, 2015 and January 8, 2015, respectively, we voluntarily contacted the SEC and the DOJ to advise both agencies of our internal investigation. We intend to cooperate with any SEC or DOJ investigation into these matters. We take these matters very seriously and are committed to conducting business in compliance with all applicable laws.

Based on information known at this time, we currently believe that the amount of the questionable expenses and payments is not material with respect to our financial condition or results of operations. However, at this time, we are unable to predict, what, if any, action may be taken by the DOJ or SEC or any penalties or remedial measures these agencies may seek, but intend to cooperate with both agencies. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, and equitable remedies, including disgorgement or injunctive relief. We cannot reasonably estimate the potential liability, if any, related to these matters resulting from any proceedings that may be commenced by the SEC, the DOJ or any other governmental authorities. Accordingly, no provision with respect to such matters has been recorded in the accompanying consolidated financial statements. In the fiscal year ended December 31, 2014, approximately $0.8 million was recorded for legal and other professional services incurred related to the internal investigation of this matter. We expect to incur additional costs relating to the investigation of this matter in 2015.

In addition, we are from time to time, involved in litigation relating to claims arising in the normal course of business, including a number of product liability lawsuits. We do not expect that any of these proceedings will have a material adverse effect, either individually or in the aggregate, on our financial position, results of operations, liquidity or competitive position. See Note 6, “Commitments and Contingencies - Product Liability Contingencies”, to the consolidated financial statements, Item 8 of Part II, which is incorporated herein by reference.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant
Pursuant to General Instruction G(3) to Form 10-K, the following description of our executive officers is included as an unnumbered item in Part I of this report in lieu of being included in our definitive proxy statement for our annual meeting of stockholders. Set forth below are the name, age, present title, and certain other information for each of our executive officers as of February 23, 2015. Each executive officer is appointed by our Board of Directors and holds his/her office until the earlier of his/her death, resignation, retirement, disqualification or removal.

Name	Age	Positions with the Company
Michael J. Clarke	60	President, Chief Executive Officer and Director
Almon C. Hall	68	Senior Vice President and Chief Financial Officer
Kevin W. Donnelly	60	Senior Vice President, General Counsel and Secretary
Timothy J. Burling	56	Senior Vice President, Operational Finance
Jeffrey Mueller	47	Group President, Air Quality and Home Solutions
David J. LaGrand	61	Group President, Residential and Commercial HVAC
Peter Segar	52	Group President, Ergonomic and Productivity Solutions
Mark DeVincent	50	Group President, Custom and Commercial Air Solutions

Mr. Clarke has been President and Chief Executive Officer and a director of the Company since joining us on December 30, 2011. From January 2006 until his appointment as our Chief Executive Officer, Mr. Clarke served as President, FlexInfrastructure and Group President of Integrated Network Solutions of Flextronics International, Ltd, a publicly traded provider of design and electronics manufacturing services to original equipment manufacturers ("Flextronics").

Each of Messrs. Hall, Donnelly, and LaGrand has served in the same or substantially similar executive positions with us for at least the past five years. Messrs. Hall and Donnelly were executive officers when we filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of the Bankruptcy Code on October 21, 2009.

Mr. Burling was appointed Senior Vice President, Finance and Operational Excellence on March 5, 2014, and prior to that he was Vice President, Operational Finance since March 2012. From 2006 until his appointment as our Vice President, Operational Finance, he served as Vice President, Finance of Integrated Network Solutions of Flextronics.

Mr. Mueller has been Group President, Air Quality and Home Solutions since September 2014.  Prior to his appointment as the Group President, Air Quality and Home Solutions, he served as President of Kohler Co.'s faucet businesses globally from 2009 to June 2013, and from June 2013 to August 2014, he served as Managing Director of Kohler Co. Kitchen and Bath, Latin Americas.

Mr. Segar has been Group President, Ergonomic and Productivity Solutions since September 2013. Prior to his appointment as the Group President, Ergonomic and Productivity Solutions, he served as Interim President of Ergotron, Inc. (“Ergotron”) from January 2013 to October 2013, he served as Ergotron Brand Products President from August 2010 to October 2013 and he served as Senior Vice President and Chief Technical Officer of Ergotron from September 2004 to August 2010.

Mr. DeVincent has been Group President, Custom and Commercial Air Solutions since February 2014. Prior to his appointment as the Group President, Custom and Commercial Air Solutions, he served as Vice President, Advanced Systems of Flextronics from March 2006 to May 2011 and from June 2011 to January 2014, he served as Senior Vice President & GM, Server & Storage of Flextronics.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock trades on the NASDAQ Global Market ("NASDAQ") under the trading symbol “NTK”. The following table sets forth the high and low sale prices for our common stock as reported by NASDAQ for the periods indicated:

2013 Quarter Ended	High	Low
March 30, 2013	$74.68	$64.84
June 29, 2013	$73.73	$61.47
September 28, 2013	$70.00	$62.34
December 31, 2013	$76.82	$65.95

2014 Quarter Ended	High	Low
March 29, 2014	$83.00	$70.10
June 28, 2014	$91.78	$79.13
September 27, 2014	$92.30	$73.24
December 31, 2014	$85.67	$70.73

Holders

As of February 23, 2015, there were approximately 123 holders of record of our common stock and an unknown number of additional beneficial owners whose shares are held through brokerage firms or other institutions.

Dividends

We did not pay any cash dividends on our common stock in 2014 or 2013, and we do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Furthermore, the agreements that govern the terms of our debt, including the respective indentures that govern our 8.5% Notes and our 10% Notes, and the credit agreements that govern our ABL Facility and Term Loan Facility, restrict our ability to pay dividends. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Adequacy of Liquidity Sources” and “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources  - Debt Covenant Compliance”, Item 7 of Part II of this report, for further information regarding restrictions on our ability to pay dividends. In addition, the declaration of any future cash dividends and, if declared, the amount of any such dividends will be subject to our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and to the discretion of our Board of Directors.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the Russell 2000 Index and the Dow Jones US Building Materials & Fixtures Index for the period commencing November 15, 2011 (the first day our common stock began “when-issued” trading on the NASDAQ) through December 31, 2014. Index data was furnished by Dow Jones & Co. and Russell Investments Group. The graph assumes that $100 was invested on November 15, 2011 in each of our common stock, the Russell 2000 Index, and the Dow Jones US Building Materials & Fixtures Index and that all dividends were reinvested.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the fourth quarter of 2014.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

Purchases of Equity Securities by Issuer and Affiliated Purchases

Issuer’s Purchases of Equity Securities

We do not currently have a publicly announced plan to repurchase shares. Below is a summary of our common stock repurchases during the fourth quarter ended December 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2014 - October 25, 2014	830	$75.92	—	—

October 26, 2014 - November 22, 2014	152	$83.28	—	—

November 23, 2014 - December 31, 2014	4,945	$82.92	—	—

(1)
Shares repurchased by us during the fourth quarter of 2014 from employees who surrendered shares to satisfy minimum statutory income tax withholding obligations arising in connection with the vesting of restricted stock awards, which we pay in cash to the appropriate taxing authorities on behalf of our employees.

(2)	Amounts disclosed are rounded to the nearest two decimal places.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

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

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In millions except per share amounts and ratios)
Consolidated Summary of Operations:
Net sales	$2,546.1	$2,287.9	$2,201.3	$2,140.5	$1,899.3
Impairment of long-lived assets and goodwill	80.4	4.3	—	—	—
Operating earnings	42.9	87.9	127.6	63.1	70.6
(Loss) earnings before (benefit) provision for income taxes	(65.0)	(11.4)	24.8	(76.2)	(25.0)
Net (loss) earnings	(45.6)	(8.3)	9.5	(55.9)	(13.4)
(Loss) earnings per share:
Basic (1)	$(2.92)	$(0.54)	$0.63	$(3.70)	$(0.89)
Diluted (1)	$(2.92)	$(0.54)	$0.61	$(3.70)	$(0.89)

Financial Position and Other Financial Data:
Unrestricted cash, investments and marketable securities	$58.4	$80.9	$144.7	$58.2	$57.7
Working capital (2)	304.7	250.3	348.0	317.5	330.5
Total assets	2,209.1	1,990.9	1,888.1	1,941.9	1,973.1
Total debt —
Current	6.9	3.5	3.1	33.4	17.8
Long-term	1,339.4	1,093.3	1,097.9	1,111.1	1,101.8
Current ratio (3)	1.6:1	1.6:1	1.9:1	1.8:1	1.9:1
Debt to equity ratio (4)	31.9:1	11.0:1	11.7:1	14.2:1	7.1:1
Depreciation and amortization expense, including non-cash interest (5)	107.9	97.6	89.3	99.9	93.8
Capital expenditures (6)(7)	39.4	43.9	25.0	21.1	19.8
Stockholders’ investment	42.2	99.9	94.2	80.4	158.8

(1)	See Note 11, "Earnings per Share", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

(2)	Working capital is computed by subtracting current liabilities from current assets.

(3)	Current ratio is computed by dividing current assets by current liabilities.

(4)	Debt to equity ratio is computed by dividing total debt by total stockholders’ investment.

(5)
Includes an increase to cost of goods sold for inventory acquired in business combinations of approximately $2.2 million, $3.3 million, $0.9 million, $7.9 million, and $12.2 million for 2014, 2013, 2012, 2011, and 2010, respectively.

(6)	Includes capital expenditures financed under capital leases of approximately $0.5 million, $0.1 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(7)
Does not include the addition of approximately $24.5 million and $7.0 million related to the 2013 construction in progress of new facilities in Mexico for the RCH and CAS segments, respectively. See Note 6, “Commitments and Contingencies”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

During the second quarter of 2014, we changed the composition of our reporting segments to exclude the audio, video and control ("AVC") entities (formerly the "AV entities") from the Security and Control Solutions ("SCS") segment due to the Chief Operating Decision Maker's decision to operate each of these entities separately and manage each as a standalone segment. As a result, we have restated prior period segment disclosures to conform to the new composition. The AVC entities have been combined and have not been reported separately as these operating segments are individually not significant (the "AVC segments"). These entities were principally acquired at various times from 2003 to 2011.

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

Through these segments, we manufacture and sell, primarily in the United States, Canada, and Europe, with additional manufacturing in China and Mexico, a wide variety of products principally for the remodeling and replacement markets, the residential and commercial new construction markets, and the personal and enterprise computer markets.

The AQH segment primarily manufactures and distributes room and whole house ventilation products for the professional remodeling and replacement markets, residential new construction market, and do-it-yourself market. The principal products sold by this segment include kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units), and indoor air quality products (such as air exchangers and heat energy recovery ventilators).  Sales of our kitchen range hoods and exhaust fans within the AQH segment accounted for approximately 9.6% and 9.1%, respectively, of consolidated net sales for 2014, approximately 10.7% and 9.8%, respectively, of consolidated net sales in 2013 and approximately 11.6% and 10.0%, respectively, of consolidated net sales in 2012.

The SCS segment manufactures and distributes a broad array of products designed to provide convenience and security primarily for residential applications. The principal product categories in this segment include security, automation and access control equipment and systems. Sales of our security systems and components with the SCS segment accounted for approximately 12.8% and 10.1% of consolidated net sales for 2014 and 2013, respectively. During 2012, sales of security systems and components accounted for less than 10% of consolidated net sales.

The ERG segment manufactures and distributes a broad array of innovative products designed with ergonomic features including wall mounts, carts, arms, desk mounts, workstations, and stands that attach to or support a variety of display devices such as notebook computers, computer monitors, and flat panel displays. Sales of our digital display mounting and mobility products within the ERG segment accounted for approximately 11.6%, 12.0% and 12.9% of consolidated net sales in 2014, 2013 and 2012, respectively.

The RCH segment principally manufactures and sells split-system and packaged air conditioners and heat pumps, furnaces, air handlers and parts for the residential replacement and new construction markets. In addition, this segment produces unit heaters, radiant heaters and rooftop heating, ventilation and cooling products primarily for industrial and commercial applications. Sales of products sold in our RCH segment accounted for approximately 22.3%, 18.1% and 17.3% of consolidated net sales in 2014, 2013 and 2012, respectively.

The CAS segment manufactures and sells custom-designed and engineered HVAC products and systems, primarily in North America, for non-residential applications. The principal products sold by the segment are air handlers and large custom rooftop cooling and heating products. Sales of our commercial air handlers within the CAS segment accounted for approximately 14.5%, 15.4% and 14.6% of consolidated net sales in 2014, 2013 and 2012, respectively.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

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

Since 2013, we have been implementing our Board of Directors approved operational improvement initiatives and efforts to rationalize our global manufacturing and distribution capacity. See "- Liquidity and Capital Resources - Operational Improvement Initiatives” below.

As previously reported, we discovered certain questionable hospitality, gift and payment practices, and other expenses at one of our subsidiaries in China. See “- Liquidity and Capital Resources - Internal Investigation and Compliance Matters” below.

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

Changes in key industry activity affecting our businesses in North America for 2014, 2013, and 2012 as compared to the prior year periods were as follows:

	Source of	% Increase (Decrease)
	Data	2014	2013	2012
Private residential construction spending	1	4%	20%	15%
Total U.S. housing starts	1	8%	19%	28%
Total Canadian housing starts	2	1%	(13)%	11%
New home sales	1	2%	16%	21%
Existing home sales	3	(3)%	9%	9%
Residential improvement spending	1	(13)%	6%	4%
Central air conditioning and heat pump shipments	4	11%	10%	2%
Gas furnace shipments	4	5%	16%	1%
Private non-residential construction spending	1	11%	1%	17%
Manufactured housing shipments	5	7%	10%	6%
Residential fixed investment spending	6	2%	12%	14%

Source of data:

(1)	U.S. Census Bureau

(2)	Canada Mortgage and Housing Corporation

(3)	National Association of Realtors

(4)	Air Conditioning, Heating and Refrigeration Institute

(5)	Institute for Building Technology and Safety

(6)	U.S. Bureau of Economic Analysis

In 2014, approximately 52% of consolidated net sales were made through independent distributors, dealers, wholesalers and similar channels, approximately 17% were to commercial HVAC markets, approximately 12% were to retailers (of which approximately 7% were sold to the four largest home center retailers), approximately 12% were private label sales, approximately 4% were to other commercial channels, and approximately 3% were to manufactured housing original equipment manufacturers and aftermarket dealers. Our largest distributor or dealer accounted for approximately 4% of consolidated net sales in 2014. Our largest customer (other than a distributor or dealer) accounted for approximately 4% of consolidated net sales for 2014.

Based on internal research and analysis, we estimate that approximately 62% to 66% of our consolidated 2014 net sales were related to the residential housing market. Our products that serve the residential housing market primarily include range hoods and bath fans sold by our AQH segment, central air conditioning and heating products sold by our RCH segment, security and access control products sold by our SCS segment, and certain of the audio/video distribution and control products sold by our AVC segments. We believe that approximately 18% to 22% of our consolidated 2014 net sales to the residential housing market were related to new construction activity.
Also based on internal research and analysis, we estimate that approximately 34% to 38% of our consolidated 2014 net sales were related to non-residential applications including healthcare and educational institutions. Our products that serve the non-residential market primarily include air handlers and other heating and cooling products sold by our CAS segment, unit heaters, radiant heaters and rooftop heating, ventilation and cooling products sold by our RCH segment, digital mounting and mobility products sold by our ERG segment, and certain of the audio/video distribution and control products sold by our AVC segments. We believe that approximately 32% to 36% of our consolidated 2014 net sales to the non-residential market were related to new construction activity.

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
December 31, 2014

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

During the past three years, the following have been our major purchases, expressed as a percentage of consolidated net sales, of raw materials and purchased components:

	For the Year Ended December 31,
	2014	2013	2012
Steel	5%	6%	6%
Electronics	7%	4%	4%
Motors	4%	4%	4%
Compressors	3%	3%	2%
Plastics	3%	3%	3%
Electrical	3%	2%	2%
Copper	2%	2%	2%
Aluminum	2%	2%	2%
Packaging	1%	2%	1%

Outlook

For 2015, our expectation is that demand for residential security, HVAC and home automation products will be higher than the levels experienced in 2014. While conditions are improving in the overall residential and non-residential construction markets, there still appears to be softness in certain sub-markets that are important to us, such as residential remodeling and replacement and the non-residential healthcare segment. For this reason, we are cautious in our overall outlook for these sub-markets in 2015.

Effective January 1, 2015, the U.S. Department of Energy increased the minimum efficiency standards for air conditioning and heat pump systems for certain regions of the U.S., which affected our RCH segment.  Distributors in the affected regions may not sell equipment below the minimum efficiency standards unless the equipment was manufactured prior to January 1, 2015.  Due in part to this regulatory change, we experienced an increase in net sales in the fourth quarter of 2014 to customers in the affected regions.  We also held additional inventory at December 31, 2014 in order to support sales to certain of these customers, which have agreed to purchase equipment from us in 2015. We anticipate that the increase in fourth quarter sales will have a negative impact on sales in the RCH segment in the first half of 2015.

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

Acquisitions

Acquisitions are included in our consolidated results from the date of their acquisition. We have made the following acquisitions since January 1, 2012 through December 31, 2014:

Reporting Segment	Acquired Company	Acquisition Date	Primary Business of Acquired Company
AVC	Gefen Distribution Verwaltungs GmbH ("Gefen Distribution")	February 22, 2013	Distributor of Gefen products in Europe.
SCS	2GIG Technologies, Inc. (“2GIG”)	April 1, 2013	Designs and supplies residential security and home automation systems
RCH	Heating, ventilation and air conditioning business of Thomas & Betts Corporation ("Reznor")	April 30, 2014	Manufactures industrial and commercial HVAC products
RCH	Phoenix Wholesale, Inc.	October 8, 2014	Distributes HVAC products

On January 21, 2015, through our wholly-owned subsidiary, Ergotron, Inc., we completed the acquisition of Anthro Corporation (“Anthro”), a fully integrated business with in-house capability to design and develop, manufacture and market its technology furniture products, for approximately $50.8 million, all of which was paid in cash. We funded the transaction using cash on hand and borrowings under our existing asset-based lending facility. Based in Tualatin, Oregon, Anthro's key products include charging carts (for electronics, including tablets, laptops and other mobile devices) and height adjustable desks and technology carts.  Anthro will be integrated into our ERG segment. For the year ended December 31, 2014, Anthro had unaudited net sales, operating earnings and depreciation and amortization expense of approximately $38.1 million, $7.2 million, and $0.4 million, respectively.

See Note 2, “Acquisitions”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report for a detailed description of these acquisitions.

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

Revenue Recognition, Accounts Receivable and Related Expenses

We generally recognize sales when passage of title and risk of loss to the customer occurs, which is typically upon shipment, and have procedures in place at each of our subsidiaries to ensure that an accurate cut-off is obtained for each reporting period. We consider revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured.

Certain of our arrangements with customers, principally in the CAS segment, are multiple-element arrangements that can include any combination of products and services such as extended warranties, installation and start up testing as deliverables. With the exception of certain extended warranty arrangements, substantially all of the deliverables within our multiple element arrangements are delivered within a one year period. In accordance with ASC 605-25, "Revenue Recognition", we believe that any undelivered elements can be accounted for separately from the delivered element when the delivered elements have value to our customers on a stand-alone basis. Accordingly, revenue for an undelivered element is deferred until delivery occurs. We are required to allocate revenue to multiple element arrangements based on the relative fair value of each element’s estimated selling price. We use vendor-specific objective evidence (“VSOE”), if available, to determine the selling price of each element. We determine VSOE based on our normal pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

VSOE, our policy requires a substantial majority of selling prices for a product or service to be within a reasonably narrow range. We also consider the class of customer, method of distribution, and the geographies into which our products and services are sold when determining VSOE. If VSOE is not available, we use third-party evidence or our best estimated selling price to determine the selling price for each element.

Allowances for cash discounts, volume rebates, other customer incentive programs and gross customer returns, among others, are recorded as of the later of the date at which the revenues are recognized or the incentive is offered and are generally recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Certain customer incentives are recorded as a charge to selling, general and administrative expense, net ("SG&A") if there is a separable, identifiable benefit related to the incentive that can be quantified. These customer incentives principally relate to promotional advertising allowances where the customer is required to obtain approval and provide support for the associated advertising expenditures in order to receive the incentive consideration. Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed to with our various customers, which are typically earned by the customer over an annual period. We record periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period, and the contractual provisions of the customer agreements. For calendar year customer agreements, we are able to adjust our periodic estimates to actual amounts as of December 31 each year based upon the contractual provisions of the customer agreements. For those customers who have agreements that are not on a calendar year cycle, we record estimates at December 31 consistent with the above described methodology. Customers are generally not required to provide collateral for purchases. As a result, at the end of any given reporting period, the amounts recorded for these allowances are based upon estimates of the likely outcome of future sales with the applicable customers and may require adjustment in the future if the actual outcome differs. We believe that our procedures for estimating such amounts are reasonable.

Certain of our arrangements provide for rights of returns. Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. We generally estimate customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return, while also factoring in any new business conditions that might impact the historical analysis, such as new product introductions. We believe that our procedures for estimating such amounts are reasonable and allow us to make reliable estimates which are based on a historical large, homogeneous pool of transactions and history of returns. If a reliable estimate of returns cannot be made, we defer revenues until the right of return lapses. If we defer the recognition of arrangement consideration due to the fact that the criteria for revenue recognition are not achieved, we also defer the recognition of the related direct and incremental costs, primarily product costs, and recognize such costs upon recognition of the corresponding deferred revenues. The amount of deferred direct and incremental costs at December 31, 2014 and 2013, respectively, was not material.

We also provide for our estimate of warranty, bad debts and shipping costs at the time of sale. Shipping and warranty costs are included in cost of products sold ("COGS"). Provisions for the estimated allowance for doubtful accounts are recorded in SG&A. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as changes in economic conditions, past due and nonperforming accounts, bankruptcies or other events affecting particular customers. We periodically evaluate the adequacy of our allowance for doubtful accounts recorded in our consolidated balance sheet to ensure the adequacy of the recorded provisions. The analysis for allowance for doubtful accounts often involves subjective analysis of a particular customer’s ability to pay. As a result, significant judgment is required in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. We believe that our procedures for estimating such amounts are reasonable.

Inventory Valuation

We value inventories at the lower of the cost or market with approximately 34% of our inventory at December 31, 2014 valued using the last-in, first-out (“LIFO”) method and the remainder valued using the first-in, first-out (“FIFO”) method. In connection with both LIFO and FIFO inventories, we record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities, and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. We believe that our procedures for estimating such amounts are reasonable. See Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

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

Goodwill

Evaluation of Goodwill Impairment

We account for acquired goodwill in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations" and ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), which involves judgment with respect to the determination of the valuation of the acquired assets and liabilities assumed in order to determine the final amount of goodwill recorded in a purchase. Under ASC 350, goodwill is not amortized. Instead, it is evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, for example, a significant adverse change in the business climate. We have set the annual evaluation date as of the first day of our fiscal fourth quarter. The reporting units evaluated for goodwill impairment have been determined to be the same as our operating segments. With the exception of the CAS reporting unit and the AVC entities, all of our reporting units have goodwill and, therefore, are required to be evaluated for goodwill impairment.

Under ASC 350, if we conclude that it is more likely than not that the fair value of a reporting unit exceeds the carrying amount, we are not required to perform the annual quantitative two-step impairment test. We used the qualitative assessment approach in connection with our 2014 annual impairment evaluation for the ERG and RCH reporting units and the 2012 annual impairment evaluation for the AQH and ERG reporting units. We used the quantitative assessment approach in connection with our 2014 annual evaluation for the AQH and SCS reporting units, our 2013 annual impairment evaluation for the AQH, legacy TECH and ERG reporting units and our 2012 annual impairment evaluation for the legacy TECH reporting unit. As discussed further below, we also performed an interim impairment evaluation as of the end of the second quarter of 2014 for the legacy TECH, SCS and AVC reporting units, which resulted in a goodwill impairment charge of approximately $4.4 million for the AVC reporting units. There were no indicators of impairment for legacy TECH and SCS in connection with the interim impairment test.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

The following analyses were performed in connection with our annual qualitative assessment and are performed, if necessary, on an interim basis in order to determine if it is more likely than not that the fair value of any of our applicable reporting units are below the respective carrying amounts:

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

The Step 1 fair value estimation generally includes a combination of a DCF approach and an EBITDA multiple approach. The DCF approach requires that we forecast future cash flows of the reporting unit(s) and discount the cash flow stream(s) based upon a WACC rate that is derived, in part, from comparable companies within similar industries. The DCF calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit. The EBITDA multiple approach requires that we estimate certain valuation multiples of EBITDA derived from comparable companies and apply those derived EBITDA multiples to the applicable reporting unit EBITDA for the selected EBITDA measurement periods. We then evaluate what we believe to be the appropriate weighted average of the DCF approach and the EBITDA multiple approach in order to arrive at our estimated fair value.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

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

2014 Interim Impairment Test

During the second quarter of 2014, we changed the composition of our reporting units to exclude the AVC subsidiaries from the SCS reporting unit due to the Chief Operating Decision Maker's decision to operate each of the AVC subsidiaries as separate operating segments, resulting in the creation of three new reporting units for goodwill impairment analysis. In addition, due to the continued decline in operating results of the AVC subsidiaries, we concluded in the second quarter of 2014 that indicators of potential long-lived assets and goodwill impairment were present. Based on these considerations, we performed the following:

1.
Evaluation of the realizability of long-lived assets - In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), we evaluate the realizability of long-lived assets, which primarily consists of property and equipment and definite lived intangible assets (the “ASC 360 Long-Lived Assets”), when events or business conditions warrant it, as well as whenever an interim goodwill impairment test is required under ASC 350. ASC 350 requires that the ASC 360 impairment test be completed, and any ASC 360 impairment be recorded, prior to performing the goodwill impairment test. Due to the continued decline in operating results of the AVC subsidiaries, we performed an interim test for the impairment of long-lived assets.

The evaluation of the impairment of long-lived assets, other than goodwill, is based on expectations of non-discounted future cash flows compared to the carrying value of the long-lived asset groups. If the sum of the expected non-discounted future cash flows is less than the carrying amount of the ASC 360 Long-Lived Assets, we would recognize an impairment loss if the carrying amount of the asset group exceeds its fair value. Our cash flow estimates are based upon future projected cash flows and, if appropriate, include assumed proceeds upon sale of the asset group at the end of the cash flow period. We believe that our procedures for estimating gross future cash flows, including the estimated sales proceeds, are reasonable and consistent with current market conditions for each of the dates when impairment testing has been performed.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

Based upon this analysis, we recorded a long-lived asset impairment loss of approximately $76.0 million related to the AVC subsidiaries, comprised of intangible assets of approximately $74.7 million and property and equipment of approximately $1.3 million, during the second quarter of 2014. The impairment loss related to intangible assets by class and the applicable weighted average useful lives were as follows:

		Weighted Average Useful Lives
Customer relationships	$48.0	16.2
Trademarks	19.6	12.7
Developed technology	6.1	6.3
Other	1.0	7.9
	$74.7	13.0

We believe that the impairment losses were reasonable and represented our best estimate of the impairment loss. If market conditions deteriorate further for these entities, it is reasonably possible that the estimate of expected future cash flows may change in the near term, resulting in an additional impairment charge relating to property and equipment.

2.
Evaluation of the legacy TECH reporting unit for goodwill impairment - As a result of the impairment indicators described above, we estimated the fair value of the legacy TECH reporting unit based upon an EBITDA multiple approach. Based on this estimate, the estimated fair value of the legacy TECH reporting unit exceeded the carrying value of the legacy TECH reporting unit. As a result, we did not believe that it was more likely than not that an impairment of the legacy TECH reporting unit goodwill had occurred.

3.
Allocation of the legacy TECH goodwill to each of the AVC subsidiaries - We estimated the fair value of each of the AVC subsidiaries based upon a DCF approach, as previously described, and allocated a portion of the legacy TECH goodwill to each of the AVC subsidiaries based upon their relative fair value.

4.
Evaluation of the revised Security and Control Solutions reporting unit and each of the AVC subsidiaries reporting units for goodwill impairment - During the second quarter of 2014, we prepared a “Step 1” Test that compared the estimated fair value of the AVC reporting units to their carrying value utilizing a DCF approach as described previously. As the carrying values of the AVC reporting units exceeded the estimated fair values, we performed a “Step 2” Test to measure the impairment loss by allocating the estimated fair values of the reporting units, as determined in Step 1, to the reporting units’ assets and liabilities, with the residual amount representing the implied fair value of goodwill. Since the implied fair value of goodwill was determined to be less than the carrying value, an impairment loss of approximately $4.4 million was recognized during the second quarter of 2014.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

2014 Annual Impairment Test

For the 2014 annual impairment test for AQH and SCS, we estimated the fair value of each of the reporting units using a weighted average of 50% for the DCF approach and 50% for the EBITDA approach, which we determined to be the most representative allocation for the estimate of the long-term fair value of the reporting units. The AQH valuation assumed a taxable transaction while the SCS valuation assumed a non-taxable transaction, with WACC’s of 12.9% and 11.7%, respectively, and EBITDA multiples in the range of 7.0x to 7.5x and 7.5x to 9.0x, respectively, for the selected measurement periods of the latest twelve months through September 27, 2014, and forecasted 2014 and 2015. As the estimated fair values of AQH and SCS were both greater than their carrying values, no Step 2 test for goodwill impairment was required.

We believe that our assumptions used to estimate the fair value of AQH and SCS as of the first day of the fourth quarter were reasonable. If different assumptions were used, particularly with respect to estimating future cash flows, weighted average costs of capital, and terminal growth rates, different estimates of fair value may have resulted. The estimated fair values of the AQH and SCS reporting units would have to decrease by approximately 48% and 46%, respectively, before a potential impairment would be recognized.

We determined that it was appropriate to use the qualitative assessment approach for the 2014 annual goodwill impairment evaluation performed as of the first day of the fourth quarter for ERG and RCH. The estimated fair value of ERG derived in our prior valuation analysis continued to be significantly in excess of the carrying value. The goodwill for RCH as of the first day of the fourth quarter represented the preliminary goodwill recorded in connection with our acquisition of Reznor (see Note 2, “Acquisitions”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report). Based on the qualitative analysis performed, as described above, we determined that it was more likely than not that the fair values of ERG and RCH were both greater than their carrying amounts as of the first day of the fourth quarter. Accordingly, we were not required to perform the two-step quantitative impairment test for 2014 for ERG and RCH.

We did not prepare updated goodwill impairment analyses as of December 31, 2014 for any reporting unit, as there were no indicators during the quarter that would have required such analysis.

2013 Annual Impairment Test

For the 2013 annual impairment test for AQH, ERG and legacy TECH, we estimated the fair value of each of the reporting units using a weighted average of 50% for the DCF approach and 50% for the EBITDA approach, which we determined to be the most representative allocation for the estimate of the long-term fair value of the reporting units. The AQH valuation assumed a taxable transaction while the ERG and legacy TECH valuations each assumed a non-taxable transaction, with WACC’s of 13.2%, 13.4% and 14.5%, respectively, and EBITDA multiples in the range of 7.5x to 8.0x, 6.5x to 7.5x and 7.0x to 8.5x, respectively, for the selected measurement periods of the latest twelve months through September 30, 2013, and forecasted 2013 and 2014. As the estimated fair value of AQH, ERG and legacy TECH was greater than the carrying value, no Step 2 test for goodwill impairment was required. We did not prepare updated goodwill impairment analyses as of December 31, 2013 for any reporting unit, as there were no indicators during the quarter that would have required such analysis.

We believe that our assumptions used to estimate the fair value of AQH, ERG and legacy TECH as of the first day of the fourth quarter were reasonable. If different assumptions were used, particularly with respect to estimating future cash flows, weighted average costs of capital, and terminal growth rates, different estimates of fair value may have resulted. The estimated fair values of the AQH, ERG, and legacy TECH reporting units would have to decrease by approximately 50.7%, 39.5%, and 23.8%, respectively, before a potential impairment would be recognized.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

2012 Annual Impairment Test

We determined that it was appropriate for us to use the qualitative assessment approach for the 2012 annual goodwill impairment evaluation performed as of the first day of the fourth quarter based on the fact that the estimated fair values of AQH and ERG derived in our valuation analysis continued to be significantly in excess of the carrying values. Based on the qualitative analysis performed, as described above, we determined that it was more likely than not that the fair value of each of these evaluated reporting units was greater than their carrying amounts as of the first day of the fourth quarter. Accordingly, we were not required to perform the two-step quantitative impairment test for 2012 for AQH and ERG.

For the 2012 annual impairment test for legacy TECH, we estimated the fair value of the reporting unit using a weighted average of 50% for the DCF approach and 50% for the EBITDA approach, which we determined to be the most representative allocation for the estimate of the long-term fair value of the reporting unit. The legacy TECH valuation assumed a taxable transaction, with a WACC of 16.9%, and EBITDA multiples in the range of 7.5x to 8.5x for the selected measurement periods of the latest twelve months through September 29, 2012, and forecasted 2012 and 2013. As the estimated fair value of legacy TECH was greater than the carrying value, no Step 2 test for goodwill impairment was required.

We believe that our assumptions used to estimate the fair value of legacy TECH as of the first day of the fourth quarter were reasonable. If different assumptions were used, particularly with respect to estimating future cash flows, weighted average costs of capital, and terminal growth rates, different estimates of fair value may have resulted. We estimate that the fair value of legacy TECH would have needed to be reduced by approximately 19.5% to reduce the estimated fair value to an amount below the carrying value.

As of December 31, 2012, we determined that there were no indicators of impairment and, therefore, no interim impairment testing was required for the AQH, ERG, or legacy TECH reporting units as of that date.

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

For the year ended, December 31, 2014, we recorded a long-lived asset impairment charge for property and equipment within the AVC segments of approximately $1.3 million (see "- Goodwill - 2014 Interim Impairment Test"). Additionally, for the year ended December 31, 2013, we recorded a non-cash long-lived asset impairment charge of approximately $4.3 million related to the write-down of property and equipment in connection with the exit in the first quarter of 2014 of a product line within the AQH segment. There were no long-lived asset impairment charges recorded during 2012. See Note 3, “Goodwill and Other Intangible Assets”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

Pensions and Post-Retirement Health Benefits

Our accounting for pensions, including supplemental executive retirement plans and post-retirement health benefit liabilities, requires estimates of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase and the assumed medical cost inflation rate. We utilize long-term investment-grade bond yields as the basis for selecting a discount rate by which plan obligations are measured. An analysis of projected cash flows for each plan is performed in order to determine plan-specific duration. Discount rates are selected based on high quality corporate bond yields of similar durations. During 2014, the Society of Actuaries released new mortality tables that reflect increased life expectancy over the previous tables.  We incorporated these new tables in the 2014 fair value measurement of our U.S. pension plans which resulted in an increase in the projected benefit obligation as of December 31, 2014. These estimates require a significant amount of judgment as items such as stock market fluctuations, changes in interest rates, plan amendments, and curtailments can have a significant impact on the assumptions used and, therefore, on the ultimate final actuarial determinations for a particular year. We believe the procedures and estimates used in our accounting for pensions and post-retirement health benefits are reasonable and consistent with acceptable actuarial practices in accordance with U.S. generally accepted accounting principles. At December 31, 2014, the net actuarial loss recognized within accumulated other comprehensive loss that has not yet been recognized as a component of net periodic pension cost, net of tax, was approximately $26.9 million which includes the defined benefit and post-retirement health benefit plans. See Note 13, “Pension, Profit Sharing and Other Post-Retirement Benefits”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

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
December 31, 2014

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

Share-Based Compensation Expense

We measure share-based compensation expense at fair value in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”), and recognizes such expense over the vesting period of the share-based awards. Total share-based compensation expense for 2014, 2013 and 2012 totaled approximately $6.2 million, $10.5 million, and $4.6 million, respectively.

The estimated fair value of options granted is measured on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate for periods within the life of the option is based upon a blend of U.S. Treasury bond rates with maturities equal to the expected term of the options. The expected term assumption is derived using the simplified method, as described in SEC Staff Accounting Bulletin Topic 14.D.2, "Share-Based Payment - Certain Assumptions Used in Valuation Methods". This change in estimation methodology did not have a material impact on the resulting estimated fair value of options granted. The expected volatility assumption is based upon the historical volatility of comparable public companies' stock as well as the implied volatility of outstanding options for the comparable companies that had such options. The dividend yield represents the expected dividends on the Company's common stock for the expected term of the option. To date, the expected dividend yield has been estimated at zero for all options measured.  A significant change in interest rates, stock volatility, or the Company's expected dividend rate would have a direct impact on the estimated fair value of options granted subsequent to such a change, and related expense.

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, we have determined a specific forfeiture rate for certain employee groups based on the award date and have applied forfeiture rates ranging from approximately 0% to 26% at December 31, 2014 depending on the specific employee group. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

See Note 12, “Share-Based Compensation”, to the consolidated financial statements, Item 8 Part II, included elsewhere in this report for further information regarding our share-based compensation programs.

New Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements, Item 8 Part II, included elsewhere in this report for further information regarding new accounting pronouncements.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

Results of Operations
Our consolidated operating results for 2014, 2013 and 2012 were as follows:

	For the year ended December 31,						Change
	2014		2013		2012		2014 vs. 2013		2013 vs. 2012
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$2,546.1	100.0%	$2,287.9	100.0%	$2,201.3	100.0%	$258.2	N/A %	$86.6	N/A %
Cost of Products Sold ("COGS"):
Material costs	1,231.5	48.4	1,089.0	47.6	1,051.8	47.8	142.5	0.8	37.2	(0.2)
Labor costs	137.4	5.4	124.5	5.4	127.4	5.8	12.9	—	(2.9)	(0.4)
Overhead costs	436.1	17.1	411.1	18.0	381.7	17.3	25.0	(0.9)	29.4	0.7
Total COGS	1,805.0	70.9	1,624.6	71.0	1,560.9	70.9	180.4	(0.1)	63.7	0.1
Gross profit	741.1	29.1	663.3	29.0	640.4	29.1	77.8	0.1	22.9	(0.1)
SG&A	557.8	21.9	519.8	22.7	468.5	21.3	38.0	(0.8)	51.3	1.4
Impairment of long-lived assets and goodwill	80.4	3.2	4.3	0.2	—	—	76.1	3.0	4.3	0.2
Amortization of intangible assets	60.0	2.3	51.3	2.3	44.3	2.0	8.7	—	7.0	0.3
Operating earnings	42.9	1.7	87.9	3.8	127.6	5.8	(45.0)	(2.1)	(39.7)	(2.0)
Net interest expense	(105.6)	(4.2)	(99.3)	(4.3)	(96.4)	(4.4)	(6.3)	0.1	(2.9)	0.1
Loss from debt retirement	(2.3)	(0.1)	—	—	(6.4)	(0.3)	(2.3)	(0.1)	6.4	0.3
(Loss) earnings before (benefit) provision for income taxes	(65.0)	(2.6)	(11.4)	(0.5)	24.8	1.1	(53.6)	(2.1)	(36.2)	(1.6)
(Benefit) provision for income taxes	(19.4)	(0.8)	(3.1)	(0.1)	15.3	0.7	(16.3)	(0.7)	(18.4)	(0.8)
Net (loss) earnings	$(45.6)	(1.8)%	$(8.3)	(0.4)%	$9.5	0.4%	$(37.3)	(1.4)%	$(17.8)	(0.8)%

Other financial information:
Depreciation and amortization	$105.4	4.1%	$95.2	4.2%	$83.7	3.8%	$10.2	(0.1)%	$11.5	0.4%
Non-cash impairment charges	80.4	3.2	4.3	0.2	—	—	76.1	3.0	4.3	0.2
Share-based compensation expense	6.2	0.2	10.5	0.5	4.6	0.2	(4.3)	(0.3)	5.9	0.3
Restructuring and transformation charges	30.4	1.2	35.4	1.5	16.2	0.7	(5.0)	(0.3)	19.2	0.8
Other	9.8	0.4	7.9	0.3	2.5	0.1	1.9	0.1	5.4	0.2

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

Net sales by segment for 2014, 2013 and 2012 were as follows:

				Change
	For the year ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(Dollar amounts in millions)

AQH	$595.1	$600.5	$598.3	$(5.4)	(0.9)%	$2.2	0.4%
SCS	436.5	347.2	224.7	89.3	25.7	122.5	54.5
ERG	294.4	274.5	284.6	19.9	7.2	(10.1)	(3.5)
RCH	568.9	415.2	381.8	153.7	37.0	33.4	8.7
CAS	488.6	470.8	513.9	17.8	3.8	(43.1)	(8.4)
AVC	162.6	179.7	198.0	(17.1)	(9.5)	(18.3)	(9.2)
	$2,546.1	$2,287.9	$2,201.3	$258.2	11.3%	$86.6	3.9%

Operating earnings (loss) by segment for 2014, 2013 and 2012 were as follows:

				Change
	For the year ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
	(Dollar amounts in millions)

AQH	$67.6	$67.4	$73.3	$0.2	0.3%	$(5.9)	(8.0)%
SCS	44.5	20.5	16.3	24.0	*	4.2	25.8
ERG	45.5	38.2	33.1	7.3	19.1	5.1	15.4
RCH	24.9	13.1	8.5	11.8	90.1	4.6	54.1
CAS	25.1	26.2	42.9	(1.1)	(4.2)	(16.7)	(38.9)
AVC	(19.2)	(12.9)	(2.1)	(6.3)	48.8	(10.8)	*
	188.4	152.5	172.0	35.9	23.5	(19.5)	(11.3)
Impairment of long-lived assets and goodwill	(80.4)	(4.3)	—	(76.1)	*	(4.3)	*
Unallocated	(65.1)	(60.3)	(44.4)	(4.8)	(8.0)	(15.9)	(35.8)
	$42.9	$87.9	$127.6	$(45.0)	(51.2)%	$(39.7)	(31.1)%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

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

AQH Segment

The operating results for the AQH segment for 2014 and 2013 were as follows:

	For the Year Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$595.1	100.0%	$600.5	100.0%	$(5.4)	N/A %

COGS:
Material costs	259.3	43.6	256.6	42.7	2.7	0.9
Labor costs	30.1	5.0	30.3	5.1	(0.2)	(0.1)
Overhead costs	113.6	19.1	121.6	20.3	(8.0)	(1.2)
Total COGS	403.0	67.7	408.5	68.1	(5.5)	(0.4)
Gross Profit	192.1	32.3	192.0	31.9	0.1	0.4
SG&A	109.1	18.3	109.4	18.2	(0.3)	0.1
Amortization of intangible assets	15.4	2.6	15.2	2.5	0.2	0.1
Operating earnings	$67.6	11.4%	$67.4	11.2%	$0.2	0.2%

Other financial information:
Depreciation and amortization	$24.6	4.1%	$27.4	4.6%	$(2.8)	(0.5)%
Share-based compensation expense	0.6	0.1	1.1	0.2	(0.5)	(0.1)
Restructuring and transformation charges	0.3	0.1	(0.2)	—	0.5	0.1
Net sales in the AQH segment decreased approximately $5.4 million as compared to 2013. Net sales in North America decreased approximately $6.4 million to $545.9 million, while net sales in Europe and other regions increased approximately $1.0 million to $49.2 million. The decline in net sales in North America is primarily due to the exit of the medicine cabinet product line during the first quarter of 2014 of approximately $11.3 million, and to the result of the change in the exchange rate between the Canadian and US dollar during the year of approximately $8.1 million. Excluding the impact of the exit from the medicine cabinet product line and changes in foreign exchange rates, net sales in North America increased approximately $13.0 million with retail, wholesale and appliance sales all increasing compared to 2013.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

COGS as a percentage of net sales decreased during 2014 as compared to 2013 primarily as a result of a decrease in overhead costs as a percentage of net sales, partially offset by an increase in material costs as a percentage of net sales. The decrease in overhead costs in 2014 as compared to 2013 is primarily as a result of manufacturing efficiencies. The increase in material costs as a percentage of net sales for 2014 as compared to 2013 is primarily due to higher prices related to the purchase of steel and motors and changes in product mix. COGS for 2014 also includes a decrease of approximately $5.6 million related to the effects of changes in foreign currency exchange rates and a decrease in product liability expense of approximately $1.3 million.

SCS Segment

The operating results for the SCS segment for 2014 and 2013 were as follows:

	For the Year Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$436.5	100.0%	$347.2	100.0%	$89.3	N/A %

COGS:
Material costs	227.4	52.1	186.7	53.8	40.7	(1.7)
Labor costs	10.4	2.4	6.4	1.9	4.0	0.5
Overhead costs	58.3	13.3	50.5	14.5	7.8	(1.2)
Total COGS	296.1	67.8	243.6	70.2	52.5	(2.4)
Gross Profit	140.4	32.2	103.6	29.8	36.8	2.4
SG&A	82.7	19.0	72.7	20.9	10.0	(1.9)
Amortization of intangible assets	13.2	3.0	10.4	3.0	2.8	—
Operating earnings	$44.5	10.2%	$20.5	5.9%	$24.0	4.3%

Other financial information:
Depreciation and amortization	$17.3	4.0%	$18.1	5.2%	$(0.8)	(1.2)%
Share-based compensation expense	0.4	0.1	0.6	0.2	(0.2)	(0.1)
Restructuring and transformation charges	2.0	0.5	2.8	0.8	(0.8)	(0.3)
Other	0.4	0.1	1.8	0.5	(1.4)	(0.4)

Net sales in the SCS segment increased approximately $89.3 million in 2014 as compared to 2013, which was driven by increased shipments of security, access control and home automation products. The acquisition of 2GIG in April 2013 as well as organic growth contributed to the increase in net sales.

As noted in the table above, COGS as a percentage of net sales decreased in 2014 as compared to 2013 primarily as a result of a decrease in material costs as a percentage of net sales. The decrease in material costs as a percentage of net sales is primarily attributable to changes in product mix, as well as reductions in material costs resulting from our global procurement initiative, a component of our overall operational improvement initiatives. COGS for 2014 also reflects a decrease in warranty and inventory reserve charges of approximately $1.3 million related to a product safety recall initiated in 2013 and a decrease in restructuring and transformation charges of approximately $0.7 million. COGS for 2013 includes an increase of approximately $3.1 million due to the recognition of inventory at the acquisition date fair value related to 2GIG.

SG&A as a percentage of net sales for 2014 decreased as compared to 2013 primarily as a result of an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses. SG&A for 2014 includes an increase in product development costs of approximately $5.2 million.

The increase in amortization expense of approximately $2.8 million principally reflects the full year impact in 2014 related to the intangible assets acquired in connection with the 2GIG acquisition.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

ERG Segment

The operating results for the ERG segment for 2014 and 2013 were as follows:

	For the Year Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$294.4	100.0%	$274.5	100.0%	$19.9	N/A %

COGS:
Material costs	131.1	44.5	122.9	44.8	8.2	(0.3)
Labor costs	7.7	2.6	6.9	2.5	0.8	0.1
Overhead costs	33.5	11.4	31.4	11.4	2.1	—
Total COGS	172.3	58.5	161.2	58.7	11.1	(0.2)
Gross Profit	122.1	41.5	113.3	41.3	8.8	0.2
SG&A	63.7	21.6	62.2	22.7	1.5	(1.1)
Amortization of intangible assets	12.9	4.4	12.9	4.7	—	(0.3)
Operating earnings	$45.5	15.5%	$38.2	13.9%	$7.3	1.6%

Other financial information:
Depreciation and amortization	$17.5	5.9%	$17.7	6.4%	$(0.2)	(0.5)%
Share-based compensation expense	0.2	0.1	0.2	0.1	—	—
Restructuring and transformation charges	0.4	0.1	1.1	0.4	(0.7)	(0.3)
Other	0.2	0.1	2.1	0.8	(1.9)	(0.7)

Net sales in the ERG segment for 2014 increased approximately $19.9 million as compared to 2013, primarily attributable to an increase in Ergotron Branded sales, partially offset by a decline in retail and original equipment manufacturer sales. The increase in net sales for Ergotron branded products was primarily driven by volume increases in ergonomic sit-stand, device management and healthcare carts. Decreases in sales to original equipment manufacturer customers and retail sales during 2014 are primarily the result of the global decline in desktop personal computer and television sales, as well as our transition away from lower gross margin business.

COGS as a percentage of net sales decreased in 2014 as compared to 2013 primarily as a result of changes in the relative mix of products sold within the segment, as well as decreased freight costs.

SG&A as a percentage of net sales decreased from 2013 and is primarily the result of an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

RCH Segment

The operating results for the RCH segment for 2014 and 2013 were as follows:

	For the Year Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$568.9	100.0%	$415.2	100.0%	$153.7	N/A %

COGS:
Material costs	325.6	57.2	244.6	58.9	81.0	(1.7)
Labor costs	17.3	3.1	13.3	3.2	4.0	(0.1)
Overhead costs	100.8	17.7	81.7	19.7	19.1	(2.0)
Total COGS	443.7	78.0	339.6	81.8	104.1	(3.8)
Gross Profit	125.2	22.0	75.6	18.2	49.6	3.8
SG&A	91.1	16.0	61.7	14.9	29.4	1.1
Amortization of intangible assets	9.2	1.6	0.8	0.2	8.4	1.4
Operating earnings	$24.9	4.4%	$13.1	3.1%	$11.8	1.3%

Other financial information:
Depreciation and amortization	$23.6	4.1%	$9.8	2.4%	$13.8	1.7%
Share-based compensation expense	0.3	0.1	0.7	0.2	(0.4)	(0.1)
Restructuring and transformation charges	14.9	2.6	8.6	2.1	6.3	0.5
Other	0.5	0.1	(0.1)	—	0.6	0.1

Net sales increased approximately $153.7 million in 2014 as compared to 2013. During the second quarter of 2014, we acquired Reznor and during the fourth quarter we acquired Phoenix. The results of Reznor and Phoenix have been included in the results of the RCH segment since the dates of acquisition. The acquisitions of Reznor and Phoenix contributed approximately $121.0 million to net sales during 2014. Excluding the acquisitions of Reznor and Phoenix, net sales for 2014 increased approximately $32.7 million from 2013. The remaining increase in net sales for 2014 as compared to 2013 was primarily the result of increased private label sales to specific customers, higher industry demand, due in part to the regulatory changes noted previously, and the impact of our company-owned distribution initiative as compared to 2013.

Excluding Reznor and Phoenix, sales in North America increased approximately $31.0 million during 2014 as compared to 2013. Excluding Reznor, sales to customers in other regions increased approximately $1.7 million in 2014 as compared to 2013.

The acquisitions of Reznor and Phoenix contributed approximately $82.7 million (including approximately $2.2 million due to the recognition of inventory at the acquisition date fair value) to COGS during 2014. Additionally, COGS for 2014 and 2013 includes severance and other charges of approximately $11.7 million and $8.6 million, respectively, related to the planned manufacturing rationalization and relocation initiative discussed further in "- Liquidity and Capital Resources - Operational Improvement Initiatives".

Excluding the effect of Reznor and Phoenix, COGS as a percentage of net sales decreased for 2014 as compared to 2013. The decrease in COGS as a percentage of net sales for 2014 as compared to 2013 is primarily attributable to a decrease in material costs as a percentage of net sales resulting from our operational improvement initiatives, and to a decrease in overhead costs as a percentage of net sales, primarily related to lower warranty related costs and an increase in net sales without a proportionate increase in COGS due to the fixed nature of certain expenses, as well as a decrease in labor costs as a percentage of net sales. COGS also includes the impact of favorable overhead absorption related to increased finished good inventory at the end of 2014.

The acquisitions of Reznor and Phoenix contributed approximately $23.9 million to SG&A during 2014. Additionally, SG&A includes approximately $1.5 million of higher levels of expense for 2014 as compared to 2013 related to our company-owned distribution centers in select markets. Excluding the impact of Reznor and Phoenix and these higher levels of expenses related to our company-owned distribution centers, SG&A as a percentage of net sales decreased during 2014 as compared to 2013. SG&A

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

reflects an increase of legal expenses of approximately $0.7 million driven by increased activity primarily in the fourth quarter of 2014.

The acquisitions of Reznor and Phoenix contributed approximately $8.3 million to amortization of intangible assets during 2014, representing a majority of the change for 2014.

CAS Segment

The operating results for the CAS segment for 2014 and 2013 were as follows:

	For the Year Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$488.6	100.0%	$470.8	100.0%	$17.8	N/A %

COGS:
Material costs	203.8	41.7	194.6	41.3	9.2	0.4
Labor costs	71.0	14.5	66.6	14.1	4.4	0.4
Overhead costs	105.3	21.6	102.9	21.9	2.4	(0.3)
Total COGS	380.1	77.8	364.1	77.3	16.0	0.5
Gross Profit	108.5	22.2	106.7	22.7	1.8	(0.5)
SG&A	77.4	15.9	75.0	15.9	2.4	—
Amortization of intangible assets	6.0	1.2	5.5	1.2	0.5	—
Operating (loss) earnings	$25.1	5.1%	$26.2	5.6%	$(1.1)	(0.5)%

Other financial information:
Depreciation and amortization	$13.3	2.7%	$12.4	2.6%	$0.9	0.1%
Share-based compensation expense	0.4	0.1	0.9	0.2	(0.5)	(0.1)
Restructuring and transformation charges	3.1	0.6	2.0	0.4	1.1	0.2
Other	0.1	—	0.1	—	—	—

Net sales in the CAS segment increased approximately $17.8 million as compared to 2013. Net sales in North America increased approximately $24.9 million while net sales in Europe decreased approximately $7.1 million. Changes in foreign exchange rates had a negative impact of approximately $7.9 million on net sales in North America, and a positive impact on net sales in Europe of approximately $2.1 million. Excluding the impact of changes in foreign exchange rates, net sales increased approximately $23.6 million.

Sales relating to a major customer increased approximately $8.5 million during 2014 as compared to 2013. The remaining change in net sales for 2014 primarily relates to increases in the data center and commercial office end markets, partially offset by a decline in sales in the healthcare end market.

Backlog for CAS products expected to be filled within the next twelve months was approximately $231.4 million at December 31, 2014 and approximately $241.4 million at December 31, 2013. We have a significant amount of net sales to a major customer whose demand for our products can fluctuate considerably from period to period. These fluctuations are primarily due to the cyclical nature of the semiconductor industry in which this customer competes. As a result of this trend, we expect approximately $40.0 to $50.0 million of lower sales to this customer in 2015 as compared to 2014. We are seeking to offset all or some of this decline with increased sales to other customers in the CAS segment.

The increase in COGS as a percentage of net sales for 2014 as compared to 2013 is primarily driven by an increase in material and labor costs as a percentage of net sales, partially offset by a decrease in overhead costs as a percentage of net sales. Overhead costs for 2013 include a charge of approximately $6.5 million related to certain warranty matters. Excluding this charge, overhead costs as a percentage of net sales for 2014 increased as compared to 2013. These increases primarily relate to manufacturing inefficiencies experienced during 2014 as a result of our continuing manufacturing rationalization and relocation initiatives. This increase in COGS as percentage of net sales was partially offset by an increase in sales volume without a proportionate increase

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

in overhead due to the fixed nature of certain expenses. COGS in the CAS segment for 2014 reflects a decrease of approximately $4.5 million from 2013 attributable to the effect of changes in foreign currency exchange rates.

SG&A for 2013 reflects a favorable benefit to bad debt expense of approximately $2.3 million related to customer recoveries received during the period. There was no corresponding benefit during 2014. Excluding the impact of lower bad debt expense, the change in SG&A as a percentage of net sales for 2014 is primarily due to the change in net sales without a proportionate change in SG&A due to the fixed nature of certain expenses.

AVC segments

The combined operating results for the entities included in "AVC", each of which is insignificant, for 2014 and 2013 were as follows:

	For the Year Ended December 31,
	2014		2013		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2014% - 2013%
	(Dollar amounts in millions)

Net Sales	$162.6	100.0%	$179.7	100.0%	$(17.1)	N/A %

COGS:
Material costs	84.3	51.9	83.6	46.5	0.7	5.4
Labor costs	0.9	0.5	1.0	0.6	(0.1)	(0.1)
Overhead costs	24.6	15.1	23.0	12.8	1.6	2.3
Total COGS	109.8	67.5	107.6	59.9	2.2	7.6
Gross Profit	52.8	32.5	72.1	40.1	(19.3)	(7.6)
SG&A	68.7	42.3	78.5	43.7	(9.8)	(1.4)
Amortization of intangible assets	3.3	2.0	6.5	3.6	(3.2)	(1.6)
Operating loss	$(19.2)	(11.8)%	$(12.9)	(7.2)%	$(6.3)	(4.6)%

Other financial information:
Depreciation and amortization	$6.6	4.1%	$8.7	4.8%	$(2.1)	(0.7)%
Share-based compensation expense	0.1	0.1	0.5	0.3	(0.4)	(0.2)
Restructuring and transformation charges	3.2	2.0	7.7	4.3	(4.5)	(2.3)
Other	—	—	1.8	1.0	(1.8)	(1.0)

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

In addition to the restructuring and transformation charges of approximately $3.2 million recorded in 2014 noted in the table above, these segments recorded certain other inventory charges of approximately $2.6 million and approximately $0.5 million in other severance costs in 2014.

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
December 31, 2014

Impairment of Long-lived Assets and Goodwill

During the second quarter of 2014, we determined that the significant under performance of our AVC companies through the first half of the year, along with a declining earnings forecast for the remainder of 2014 and beyond, represented an indicator of impairment related to the long lived assets of those businesses. As a result, we performed the first step in the long-lived assets impairment test pursuant to ASC 360, “Property, Plant and Equipment” and compared the forecasted undiscounted cash flows for these businesses to their net assets. These cash flows were insufficient to recover the carrying value of these businesses. Based on the estimated fair values of the asset groups and the long lived assets, we recorded an aggregate impairment charge of approximately $80.4 million (or $3.38 loss per diluted share after taxes) to write down the long-lived assets to their fair values. This charge was comprised of approximately $74.7 million for intangible assets, primarily trademarks, customer relationships and developed technology, approximately $4.4 million for goodwill and approximately $1.3 million for property and equipment. We believe that the estimate of the impairment losses was reasonable and represents our best estimate of the impairment loss. If market conditions deteriorate further for these entities, it is reasonably possible that the estimate of expected future cash flows may change in the near term, resulting in an additional impairment charge relating to property and equipment. See Note 3, “Goodwill and Other Intangible Assets” to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

Unallocated

Unallocated operating loss was approximately $65.1 million in 2014 as compared to approximately $60.3 million for 2013. The operating loss for 2014 and 2013 was comprised of the following:

	For the Year Ended Dec. 31,
	2014	2013
	(Dollar amounts in millions)

Corporate general administrative	$43.6	$37.1
Operational improvement initiatives	6.5	13.4
Acquisition costs	7.1	0.7
Share based compensation expense	4.2	6.5
One-time compensation charge	—	1.7
Depreciation expense	2.5	1.1
Net foreign exchange losses (gains)	1.2	(0.2)
	$65.1	$60.3

The increase in corporate general administrative costs for 2014 as compared to 2013 is primarily related to increased rent and office expenses, salary and other compensation related expenses, consulting, and other costs associated with the transition to an operational company, including greater emphasis on center led functional leadership.

As described in "- Liquidity and Capital Resources - Operational Improvement Initiatives", we continue to identify and implement a number of initiatives intended to reduce costs and improve efficiencies, both in manufacturing and administrative areas, to improve our competitiveness and better align us with the markets we serve. In connection with these initiatives, we have added certain professionals and consultants with expertise in leading and implementing such initiatives. These initiatives, and the associated expenses, will continue throughout 2015 and beyond and the process of implementing certain of these initiatives, particularly with respect to relocating and rationalizing our manufacturing capacity, will continue at least into 2016. We view these initiatives as transformational and important to our ability to sustain a competitive advantage well into the future.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

Net Interest Expense

Net interest expense increased approximately $6.3 million, or approximately 6.3%, during 2014 as compared 2013. This increase is primarily the result of an increase in the average principal balance of our outstanding debt as a result of our second quarter 2014 debt transactions.

Loss from Debt Retirement

On April 30, 2014, we entered into a new senior secured term loan facility for $350.0 million (the "Term Loan Facility"). The net proceeds from the Term Loan Facility were used to fund the acquisition of Reznor and to repay all of the outstanding secured debt under the Company's previously existing senior secured term loan due 2017, which had an aggregate principal amount outstanding of approximately $93.0 million upon repayment. The redemption of the previously existing senior secured term loan facility resulted in a pre-tax loss of approximately $2.3 million (or $0.10 loss per diluted share after taxes) in 2014.

Benefit from Income Taxes

The benefit from income taxes was approximately $19.4 million and $3.1 million for 2014 and 2013, respectively. The effective income tax rate of a benefit of approximately 29.8% for 2014 differs from the United States federal statutory rate of 35% principally as a result of non-deductible goodwill impairment, losses in certain jurisdictions that cannot be benefited and uncertain tax positions, partially offset by the impact of foreign rates and research tax credits. The effective income tax rate of a benefit of approximately 27.2% for 2013 differs from the United States federal statutory rate of 35% principally as a result of losses in certain foreign jurisdictions that cannot be benefited, partially offset by the settlement of an uncertain tax position during the first quarter of 2013 and reductions in reserves for uncertain tax positions as a result of the expiration of the statute of limitations on certain items including a $2.1 million reserve reversal for uncertain tax positions recorded as part of purchase accounting.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

Year ended December 31, 2013 as compared to the year ended December 31, 2012

AQH Segment

The operating results for the AQH segment for 2013 and 2012 were as follows:

	For the year ended December 31,
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$600.5	100.0%	$598.3	100.0%	$2.2	N/A %

COGS:
Material costs	256.6	42.7	259.2	43.3	(2.6)	(0.6)
Labor costs	30.3	5.1	32.5	5.4	(2.2)	(0.3)
Overhead costs	121.6	20.3	116.3	19.5	5.3	0.8
Total COGS	408.5	68.1	408.0	68.2	0.5	(0.1)
Gross Profit	192.0	31.9	190.3	31.8	1.7	0.1
SG&A	109.4	18.2	101.7	17.0	7.7	1.2
Amortization of intangible assets	15.2	2.5	15.3	2.5	(0.1)	—
Operating earnings	$67.4	11.2%	$73.3	12.3%	$(5.9)	(1.1)%

Other financial information:
Depreciation and amortization	$27.4	4.6%	$29.0	4.8%	$(1.6)	(0.2)%
Share-based compensation expense	1.1	0.2	0.3	0.1	0.8	0.1
Restructuring and transformation charges	(0.2)	—	1.8	0.3	(2.0)	(0.3)
Other	—	—	(0.7)	(0.1)	0.7	0.1

Net sales in the AQH segment increased approximately $2.2 million in 2013 as compared to 2012 and reflect a decline of approximately $2.8 million due to the effects of changes in foreign exchange rates. Excluding the effect of changes in foreign currency exchange rates, net sales in the AQH segment for 2013 increased approximately $5.0 million as compared to 2012.

The increase in net sales for 2013 as compared to 2012 is primarily attributable to volume/mix increases, partially offset by the effects of changes in foreign currency exchange rates. Excluding the effect of changes in foreign currency exchange rates, North American sales in 2013 increased approximately $16.8 million, while sales in the segment's European range hood business declined approximately $12.1 million. The increase in North American sales is primarily attributable to increases in the U.S. wholesale and appliance distribution channels, partially offset by a decrease in Canadian sales primarily attributable to softness in the retail distribution channel and a decline in Canadian housing starts. The decline in sales in the European range hood business is primarily attributable to the discontinuation of low margin business and the continued economic downturn in that region.

COGS as a percentage of net sales decreased slightly during 2013 as compared to 2012. Material costs as a percentage of net sales for 2013 decreased as compared to 2012, in part due to our global procurement initiative, a component of our overall operational improvement initiatives. Overhead and other costs increased in 2013 as compared to 2012 and primarily reflect an increase in product liability expense of approximately $9.0 million as compared to 2012 principally as a result of favorable claims settlement experienced during 2012. COGS for 2013 also includes (1) a decrease of approximately $1.3 million related to the effects of changes in foreign currency exchange rates and (2) a decrease of approximately $1.5 million related to depreciation expense. COGS for 2012 also includes approximately $1.8 million of severance and other charges related to exit and disposal activities.

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
December 31, 2014

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

The operating results for the SCS segment for 2013 and 2012 were as follows:

	For the year ended December 31,
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$347.2	100.0%	$224.7	100.0%	$122.5	N/A %

COGS:
Material costs	186.7	53.8	118.8	52.9	67.9	0.9
Labor costs	6.4	1.9	5.8	2.6	0.6	(0.7)
Overhead costs	50.5	14.5	26.1	11.6	24.4	2.9
Total COGS	243.6	70.2	150.7	67.1	92.9	3.1
Gross Profit	103.6	29.8	74.0	32.9	29.6	(3.1)
SG&A	72.7	20.9	54.0	24.0	18.7	(3.1)
Amortization of intangible assets	10.4	3.0	3.7	1.6	6.7	1.4
Operating earnings	$20.5	5.9%	$16.3	7.3%	$4.2	(1.4)%

Other financial information:
Depreciation and amortization	$18.1	5.2%	$5.8	2.6%	$12.3	2.6%
Share-based compensation expense	0.6	0.2	0.2	0.1	0.4	0.1
Restructuring and transformation charges	2.8	0.8	—	—	2.8	0.8
Other	1.8	0.5	0.1	—	1.7	0.5

During the second quarter of 2013, we acquired all of the outstanding common stock of 2GIG. Prior to the acquisition of 2GIG, 2GIG was a large security customer for the segment. The incremental sales associated with this acquisition, combined with the previously disclosed change in revenue recognition during the first quarter of 2013 contributed approximately $82.0 million to the increase in net sales during 2013. Excluding the impact of 2GIG as noted above, sales of security and access control products increased approximately $40.5 million for 2013.

The impact of 2GIG contributed approximately $46.0 million to COGS during 2013, of which approximately $3.1 million relates to increased cost of goods sold due to the recognition of inventory at the acquisition date fair value, which was recorded within overhead costs. As noted in the table above, COGS as a percentage of net sales increased in 2013 as compared to 2012. This increase was primarily as a result of an increase in overhead costs as a percentage of net sales. The increase in overhead costs as a percentage of net sales is primarily as a result of the items noted below. COGS for 2013 includes (1) a charge of approximately $3.4 million related to a product safety recall and other warranty matters, (2) restructuring and transformation costs of approximately $2.0 million, (3) a charge of approximately $0.5 million related to the discontinuation of certain products within the segment, and (4) an increase in depreciation expense of approximately $2.2 million. In addition, overhead costs as a percentage of net sales were further negatively impacted by lower production levels in the fourth quarter of 2013 due to the fixed nature of a large component of overhead, along with lower pricing during the quarter.

The impact of 2GIG contributed approximately $15.2 million to SG&A during 2013. The decrease in SG&A as a percentage of net sales for 2013 is primarily the result of an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses. SG&A for 2013 includes (1) an increase in product development costs of approximately $6.3 million, (2) an increase of approximately $0.8 million in severance and other charges related to exit and disposal activities and, (3) acquisition related costs of approximately $1.3 million.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

Amortization of intangible assets increased in 2013 primarily as a result of the acquisition of 2GIG.

ERG Segment

The operating results for the ERG segment for 2013 and 2012 were as follows:

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

Net sales in the ERG segment for 2013 decreased approximately $10.1 million from 2012. Sales to original equipment manufacturer ("OEM") customers contributed approximately $14.0 million to the decrease in net sales during 2013, while retail sales contributed approximately $8.5 million to the decrease in net sales. These decreases are primarily the result of the global decline in personal computer and television sales, as well as our strategic exit from low gross margin business. The decreases in OEM and retail sales were partially offset by increases in net sales for Ergotron branded products, primarily driven by ergonomic sit-stand and device management carts, of approximately $12.0 million.

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

RCH Segment

The operating results for the RCH segment for 2013 and 2012 were as follows:

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

The decrease in COGS as a percentage of net sales is primarily attributable to favorable pricing, lower outbound freight costs, lower material costs as a percentage of net sales (partly due to our global procurement initiative, a component of our overall operational improvement initiatives), and to a lesser extent favorable manufacturing overhead absorption. These decreases were partially offset by unfavorable sales mix. The year over year change in material costs as a percentage of net sales was adversely impacted by favorable LIFO adjustments in the prior year. Additionally, during 2013 the RCH segment recorded approximately $8.6 million of severance and other charges within COGS related to the planned manufacturing rationalization and relocation initiative discussed further in "- Liquidity and Capital Resources - Operational Improvement Initiatives".

The increase in SG&A in 2013 primarily relates to increased costs associated with strategic initiatives occurring within the segment, as well as, increased royalty fees.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

CAS Segment

The operating results for the CAS segment for 2013 and 2012 were as follows:

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

Net sales in the CAS segment for 2013 decreased approximately $43.1 million in 2013 as compared to 2012 and reflect a decrease of approximately $4.1 million attributable to the effect of changes in foreign currency exchange rates.  Excluding the effect of changes in foreign currency exchange rates, net sales in the CAS segment for 2013 decreased approximately $39.0 million from 2012.  This decrease in net sales is primarily the result of decreased shipment levels of air handlers, clean room equipment and packaged equipment in the U.S. market.  Sales relating to a major customer decreased approximately $20.5 million during 2013 as compared to 2012. Backlog for CAS products expected to be filled within the next twelve months was approximately $241.4 million at December 31, 2013 and approximately $213.4 million at December 31, 2012.  While there continues to be signs of continued weakness in non-residential construction, the increase in backlog since December 31, 2012 is the result of an increase in the incoming order rate, primarily related to one major customer.

The increase in COGS as a percentage of net sales for 2013 primarily reflects an increase in overhead costs as a percentage of net sales. This increase is primarily due to lower sales volume without a proportionate decrease in overhead due to the fixed nature of certain expenses. Overhead costs for 2013 also includes a charge of approximately $6.5 million related to certain warranty matters and a charge of approximately $0.9 million related to the planned manufacturing rationalization and relocation initiative discussed further in "- Liquidity and Capital Resources - Operational Improvement Initiatives". COGS in the CAS segment for 2013 also reflects a decrease of approximately $3.6 million from 2012 attributable to the effect of changes in foreign currency exchange rates.

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
December 31, 2014

AVC segments

As noted previously, during the second quarter of 2014, we changed the composition of our reporting segments to exclude the audio, video and control entities from the SCS segment. As a result, we have restated prior period segment disclosures to conform to the new composition.

The combined operating results for the entities included in "AVC", each of which is insignificant, for 2013 and 2012 were as follows:

	For the year ended December 31,
	2013		2012		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2013% - 2012%
	(Dollar amounts in millions)

Net Sales	$179.7	100.0%	$198.0	100.0%	$(18.3)	N/A %

COGS:
Material costs	83.6	46.5	91.3	46.1	(7.7)	0.4
Labor costs	1.0	0.6	0.3	0.2	0.7	0.4
Overhead costs	23.0	12.8	27.4	13.8	(4.4)	(1.0)
Total COGS	107.6	59.9	119.0	60.1	(11.4)	(0.2)
Gross Profit	72.1	40.1	79.0	39.9	(6.9)	0.2
SG&A	78.5	43.7	74.6	37.7	3.9	6.0
Amortization of intangible assets	6.5	3.6	6.5	3.3	—	0.3
Operating earnings	$(12.9)	(7.2)%	$(2.1)	(1.1)%	$(10.8)	(6.1)%

Other financial information:
Depreciation and amortization	$8.7	4.8%	$8.8	4.4%	$(0.1)	0.4%
Share-based compensation expense	0.5	0.3	0.2	0.1	0.3	0.2
Restructuring and transformation charges	7.7	4.3	6.1	3.1	1.6	1.2
Other	1.8	1.0	2.6	1.3	(0.8)	(0.3)

The acquisition of Gefen Distribution contributed approximately $6.1 million to the increase in net sales during 2013. Excluding the impact of Gefen Distribution, sales of audio/video distribution products decreased approximately $24.4 million during 2013.

The impact of Gefen Distribution contributed approximately $4.9 million to COGS during 2013. As noted in the table above, COGS as a percentage of net sales decreased in 2013 as compared to 2012. This decrease was primarily as a result of a decrease in overhead costs as a percentage of net sales, partially offset by an increase in material costs as a percentage of net sales. The increase in material costs as a percentage of net sales is primarily attributable to a change in product mix. The decrease in overhead costs as a percentage of net sales is primarily as a result of the items that follow. COGS for 2013 also includes (1) restructuring and transformation costs of approximately $2.5 million and (2) a charge of approximately $1.5 million related to the discontinuation of certain products within the segment. COGS for 2012 includes a charge of approximately $3.7 million relating to the decision to discontinue development of a certain new product and approximately $2.4 million in severance and other charges relating to exit and disposal activities.

The impact of Gefen Distribution contributed approximately $2.7 million to SG&A during 2013. The increase in SG&A as a percentage of net sales for 2013 is primarily the result of a decrease in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses. SG&A for 2013 also includes (1) a decrease in product development costs of approximately $1.0 million, (2) an increase of approximately $1.5 million in severance and other charges related to exit and disposal activities and, (3) acquisition related costs of approximately $0.2 million.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

Impairment of Long-Lived Assets

During 2013, we recorded a non-cash impairment charge of approximately $4.3 million related to the write-down of property and equipment in connection with the exit in the first quarter of 2014 of a product line within the AQH segment. There were no long-lived asset impairment charges recorded during 2012.

Unallocated

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
December 31, 2014

Foreign Net Sales and Operating Earnings

Net sales and earnings derived from international markets are subject to economic, political, and currency risks, among others. Foreign net sales and operating earnings (loss) from foreign operations are attributed based on the location of our subsidiary responsible for the sale.

Foreign net sales by region and segment for the periods presented were as follows:

	For the Year Ended December 31,
	2014		2013		2012
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales

Canada:
AQH	$116.7	4.6%	$125.9	5.5%	$135.9	6.2%
SCS	3.3	0.1	1.0	—	—	—
CAS	110.6	4.3	100.7	4.4	113.6	5.2
	230.6	9.1	227.6	9.9	249.5	11.3

Europe:
AQH	43.5	1.7	45.6	2.0	56.6	2.6
ERG	43.6	1.7	36.9	1.6	31.1	1.4
RCH	43.4	1.7	—	—	—	—
CAS	38.6	1.5	45.7	2.0	56.4	2.6
AVC	14.4	0.6	13.4	0.6	7.5	0.3
	183.5	7.2	141.6	6.2	151.6	6.9

Other Regions:
AQH	5.7	0.2	2.6	0.1	2.2	0.1
ERG	—	—	1.6	0.1	7.7	0.3
AVC	1.5	0.1	3.1	0.1	1.7	0.1
	7.2	0.3	7.3	0.3	11.6	0.5

Total foreign net sales	$421.3	16.5%	$376.5	16.5%	$412.7	18.7%

Net operating earnings of foreign operations, consisting primarily of the results of operations of our Canadian, European, and Asian subsidiaries, were approximately 13.9%, 11.7% and 15.9% of consolidated operating earnings (before allocations of corporate overhead costs and impairment charges) for 2014, 2013 and 2012, respectively.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

Liquidity and Capital Resources

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments, and debt repayments. Our principal sources of liquidity are cash flows from operations, existing unrestricted cash and cash equivalents, and the use of borrowings under our $300.0 million ABL Facility. The indentures related to our 10% Notes and 8.5% Notes, the credit agreements governing our ABL Facility and Term Loan Facility, and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends or make other payments or distributions, incur additional indebtedness, make loans or investments, incur certain liens, enter into transactions with affiliates, consolidate, merge or sell assets, and take certain other corporate actions. See Note 4, "Notes, Mortgage Notes and Obligations Payable" to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report and “- Debt Covenant Compliance” below.

We believe that our unrestricted cash and cash equivalents as of December 31, 2014, our estimated cash flows from our subsidiaries, and borrowings available under our ABL Facility will be sufficient to fund our operations, anticipated capital expenditures, including potential acquisitions, and debt repayment obligations through at least the next twelve months based on our current operating plan.

We believe that our primary long-term capital requirements relate to servicing and repaying our indebtedness. At December 31, 2014, we had outstanding $250.0 million in aggregate principal amount of the 10% Notes, $735.0 million in aggregate principal amount of the 8.5% Notes (excluding approximately $4.8 million of unamortized debt premium), $348.2 million in aggregate principal amount outstanding under the Term Loan Facility (excluding approximately $1.6 million of unamortized debt discount), and no outstanding borrowings under the ABL Facility. In addition, we are currently obligated to make periodic interest payments under the 8.5% Notes, the 10% Notes, and the ABL Facility, as well as make periodic interest and principal payments relating to the Term Loan Facility and other indebtedness of our subsidiaries. See “-Contractual Obligations” below for detail on our payment obligations under our indebtedness.

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

Operational Improvement Initiatives

Our Board of Directors has approved a comprehensive set of operational improvement initiatives which we expect will result in significant improvements in efficiencies and reductions in operating costs and expenses, both in manufacturing processes and in administrative functions, which will better align us with the markets we serve and will improve our overall competitiveness. In part, these objectives were designed to help transition the company toward a center-led business model which better leverages our global strengths and resources. These initiatives, which were underway throughout 2013 and 2014, and which we expect will continue well into 2016, have enabled us to make significant progress toward that goal. In addition to efficiencies and cost reductions, these initiatives are allowing us to focus greater effort and resources on product development, marketing and sales, and customer service. We consider these initiatives to be important to our ability to maintain and improve our position in many of our markets and to allow us to expand in certain other markets. These initiatives address a wide variety of key areas of operations, including, for example, (i) optimizing the number and location of manufacturing, warehousing and distribution facilities, (ii) optimizing our procurement sources and processes, (iii) determining the potential for leveraging administrative resources across various operating groups, (iv) combining and/or relocating individual operations to leverage common management, (v) implementing global information systems to facilitate communication and resource sharing in areas such as finance and human resources and (vi) introducing new products and expanding our presence in certain markets. In addition, additional initiatives in the CAS segment are intended to further consolidate North American manufacturing operations and move to common product platforms and systems. See Note 5, "Exit and Disposal Activities", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report, for further description surrounding the costs associated with certain of these activities.

Given the wide ranging impact of these initiatives, we have made and plan to make significant incremental investments in staffing, research and development projects and specialized consulting resources, including engaging certain additional, third party resources with specialization in the areas of procurement, logistics, process optimization, and optimizing the design, pricing and cost of product offerings. During 2014 and 2013, we recorded approximately $17.5 million and $18.3 million, respectively, of operational improvement initiative costs, including investments in external resources as noted above.

During 2013 and 2014, we made significant progress related to these initiatives. We have negotiated numerous supply agreements resulting in lower costs for materials, components and services and have established a team of internal resources and implemented systems to continue realizing savings in 2015 and beyond. As of December 31, 2014 more than half of our planned production was moved to our manufacturing campus in Mexico. In addition, we have moved approximately 80% of our planned locations to our new third party warehouse network with the remaining locations planned by the end of 2015. We estimate the cumulative savings generated by these programs since inception to be between $25 million and $30 million.  As these initiatives continue, we expect to achieve an additional $15 million to $20 million in savings in 2015 with the remaining $8 million to $10 million expected to be achieved in 2016. As such, we continue to expect that the total amount of savings when all of the projects have been successfully concluded, sometime in 2016, to be between $48 million and $60 million.

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

Cash Flows

Our cash flows from operating, investing, and financing activities for 2014 and 2013, as reflected in the consolidated statements of cash flows included elsewhere herein, are summarized in the table below:

	2014	2013	Change
	(Dollar Amounts in millions)

Net cash provided by operating activities	$37.6	$135.2	$(97.6)
Net cash used in investing activities	(306.1)	(193.3)	(112.8)
Net cash provided by (used in) financing activities	246.0	(5.7)	251.7
Net change in unrestricted cash and cash equivalents	$(22.5)	$(63.8)	$41.3

The decrease in net cash provided by operating activities was the result of an increase in working capital needs of approximately $118.4 million, offset by an increase in net earnings (after the exclusion of non-cash items) of approximately $12.6 million combined with an increase in changes in other long-term assets and liabilities of approximately $8.2 million.

The increase in net cash used in investing activities was primarily the result of an increase in net cash paid for businesses acquired of approximately $121.5 million, partially offset by a decrease in capital expenditures of approximately $4.9 million. Capital expenditures were approximately $38.9 million and $43.8 million for 2014 and 2013, respectively.  Capital expenditures are expected to be between approximately $45.0 million and $55.0 million in 2015. The anticipated increase in the level of capital expenditures in 2015 as compared to 2014 primarily relates to new product initiatives in the AQH segment.

The increase in net cash provided by financing activities was primarily the result of the net effect of the second quarter 2014 debt transactions mentioned previously of approximately $249.8 million.

As discussed earlier, we generally use cash flows from operations and, where necessary, borrowings to finance our capital expenditures and strategic acquisitions, to meet the service requirements of existing indebtedness, and for working capital and other general corporate purposes.

Outstanding Indebtedness

We had consolidated debt at December 31, 2014 of approximately $1,346.3 million consisting of the following:

(Amounts in millions)
8.5% Notes, net of premium	$739.8
10% Notes	250.0
Term Loan Facility, net of discount	346.6
ABL Facility	—
Long-term notes, mortgage notes and other indebtedness, net	9.3
Short-term bank obligations	0.6
$1,346.3

During 2014, we had a net increase in our debt of approximately $249.5 million. This increase is primarily the result of a net increase in debt of approximately $256.1 million resulting from the second quarter 2014 debt transactions previously mentioned, partially offset by net payments relating to subsidiary debt of approximately $4.9 million. Our debt to equity ratio increased from approximately 11.0:1 at December 31, 2013 to approximately 31.9:1 at December 31, 2014 primarily as a result of a decrease in equity, due in part to the net loss in 2014 of approximately $45.6 million, and the increase in indebtedness as noted above.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

Contractual Obligations

The following is a summary of our estimated future cash obligations at December 31, 2014, including those of our subsidiaries, under debt obligations, interest expense, capital lease obligations, minimum annual rental obligations primarily for non-cancelable lease obligations (operating leases), acquisition agreements, purchase obligations, other long-term liabilities and other obligations. Also, see Note 4, “Notes, Mortgage Notes and Obligations Payable”, and Note 6, “Commitments and Contingencies”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report:

	Payments Due by Period
	Less than 1 year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(Amounts in millions)
Notes, mortgage notes and obligations payable (1)(2)	$3.8	$7.6	$257.5	$1,069.1	$1,338.0
Interest payments (3) (4) (5)	107.6	212.8	178.5	106.9	605.8
Capital lease obligations (6)	2.5	1.8	0.5	—	4.8
Operating lease obligations	21.6	31.0	18.9	16.5	88.0
Other purchase obligations	26.8	—	—	—	26.8
Other liabilities (5)(7)(8)	9.7	9.9	5.5	33.6	58.7
Total	$172.0	$263.1	$460.9	$1,226.1	$2,122.1

(1)	Excludes short term bank obligations of approximately $0.6 million.

(2)	Excludes approximately $4.8 million of unamortized debt premium and approximately $1.7 million of unamortized debt discount.

(3)	Based upon interest rates in effect at December 31, 2014.

(4)	Subsidiary debt used for working capital purposes such as lines of credit are estimated to continue through June 2020 in the above table.

(5)	Includes annual principal and interest payments related to the Mexico facilities as discussed below.

(6)	Excludes approximately $0.2 million of unamortized debt discount.

(7)
Includes expected contributions to our defined benefit pension plan in 2015 of approximately $7.9 million. This table does not include the long-term contractual obligations associated with our defined benefit and other post-retirement benefit plans at December 31, 2014. See Note 13, “Pension, Profit Sharing and Other Post-Retirement Benefits”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

(8)
Other long-term liabilities, such as unrecognized tax benefits, product liability and warranty reserves, have been excluded from the table due to the uncertainty of the timing, and amount, of payments.

During 2014, we completed construction and placed into service approximately $24.5 million and $7.0 million of buildings related to facilities in Mexico for the RCH and CAS segments, respectively. In accordance with the provisions of ASC 840, Leases, we were considered to be the owner of the asset during the construction period and we determined that the facilities did not qualify for de-recognition upon completion. These buildings are being depreciated over a 20 year estimated remaining useful life. The corresponding present values of the liabilities for the minimum monthly payments for these facilities are included in accrued liabilities for the current portion and other long-term liabilities for the long-term portion and are being amortized over 20 years using interest rates of approximately 7.5% and 6.4% for the RCH and CAS obligations, respectively. Annual minimum payments under these agreements are approximately $2.4 million and $0.6 million for the RCH and CAS obligations, respectively.

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

Adequacy of Liquidity Sources

At December 31, 2014, we had approximately $58.4 million of unrestricted cash and cash equivalents, of which approximately $35.8 million was held by foreign subsidiaries, to fund our cash needs for 2015.  The cash held by foreign subsidiaries will be used primarily to fund the operations of our foreign subsidiaries, and with the exception of amounts at one subsidiary, are not expected to be repatriated. We have provided deferred taxes related to those amounts that are not indefinitely invested. There are no significant restrictions on the cash held by foreign subsidiaries. At December 31, 2014, we have not provided United States income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $66.2 million, as those amounts are considered indefinitely invested. If these unremitted foreign earnings are needed for U.S. operations and can no longer be permanently indefinitely invested outside the United States, we would be required to accrue and pay U.S. taxes on the earnings associated with these funds.
During 2015, we expect that it is reasonably likely that the following major cash requirements will occur as compared to 2014:

	For the Year Ended December 31,
	2015 (1)	2014
	(Amounts in millions)
Interest payments, net	$107.6	$103.6
Principal payments, net	3.8	255.2
Capital lease obligations	2.5	2.9
Completed acquisitions	52.4	267.9
Capital expenditures	45.0	38.9
Operating lease and other rental payments (2)	30.0	30.7
Defined benefit pension plan and other post-retirement benefit plan contributions	7.9	5.7

(1)
The cash requirements for 2015 do not include cash outlays relating to exit and disposal activities or operational improvement initiatives. See Note 5, "Exit & Disposal Activities", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

(2)	Includes annual principal payments related to the Mexico facilities discussed above.

In addition, cash requirements for income tax payments will be dependent on our level of earnings. In 2014, we had income tax payments, net of refunds of approximately $14.4 million.

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of February 23, 2015, we had approximately $95.0 million in outstanding borrowings and approximately $12.1 million in outstanding letters of credit under the ABL Facility. Based on the January 2015 borrowing base calculations, at February 23, 2015, we had excess availability of approximately $192.9 million under the ABL Facility and approximately $155.4 million of excess availability before triggering the cash deposit requirements as discussed further below.

As noted previously, the indentures and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.  As of December 31, 2014, we had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $72.5 million.

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

Working Capital

Our working capital increased from approximately $250.3 million at December 31, 2013 to approximately $304.7 million at December 31, 2014, while our current ratio remained unchanged at 1.6:1 at December 31, 2014 and 2013.  This increase in working capital is primarily the result of the net effect of the changes described further below.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents decreased from approximately $80.9 million at December 31, 2013 to approximately $58.4 million at December 31, 2014.

Accounts receivable, less allowances, increased approximately $48.5 million, or approximately 17.5%, between December 31, 2013 and 2014, while net sales increased approximately $87.9 million, or approximately 16.0%, in the fourth quarter of 2014 as compared to the fourth quarter of 2013. The acquisitions of Reznor and Phoenix contributed approximately $59.2 million to net sales in the fourth quarter of 2014 with a corresponding accounts receivable balance at December 31, 2014 of approximately $32.3 million. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, the level of sales recognized on a cash basis, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the case in December 2014. Accounts receivable from customers related to foreign operations increased approximately $9.9 million, or approximately 17.9%, between December 31, 2013 and 2014. The foreign operations of Reznor contributed approximately $13.8 million to the increase in accounts receivable from customers related to foreign operations at December 31, 2014.

Inventories increased approximately $103.8 million, or approximately 38.4%, between December 31, 2013 and December 31, 2014. The acquisitions of Reznor and Phoenix contributed approximately $25.1 million to the increase in inventories between December 31, 2013 and 2014. The remaining change in inventories is primarily related to an increase in the SCS segment due to increased purchasing in anticipation of higher sales in 2015 and an increase in the RCH segment. Excluding the impact of the acquisitions of Reznor and Phoenix, the remaining increase in the RCH segment is due to an increase in inventory build-up associated with regulatory changes in January 2015 of approximately $35.5 million and increases due to seasonality.

Accounts payable increased approximately $74.1 million, or 34.5%, between December 31, 2013 and December 31, 2014. The acquisitions of Reznor and Phoenix contributed approximately $18.3 million to the increase in accounts payable between December 31, 2013 and December 31, 2014. The remaining change primarily relates to increases in the SCS and RCH segments due to increased purchases as noted previously and timing of payments.

Accrued expenses and taxes, net decreased approximately $9.1 million, or approximately 3.9%, between December 31, 2013 and December 31, 2014. The acquisitions of Reznor and Phoenix increased accrued expenses and taxes approximately $12.8 million between December 31, 2013 and December 31, 2014. This increase was offset by reductions relating to customer deposits, warranty reserves and net changes in various other compensation and other accruals.

Changes in certain working capital accounts, as noted above, between December 31, 2013 and December 31, 2014, differ from the changes reflected in our consolidated statements of cash flows for such period as a result of non-cash items including, among others, the effect of changes in foreign currency exchange rates.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

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

In addition, the indentures that govern our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indentures governing our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined in the indentures governing the 10% Notes and 8.5% Notes and the credit agreement governing the Term Loan Facility) for such trailing four quarter period. As of December 31, 2014, under the 10% Notes, the FCCR was approximately 2.7 to 1.0.

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

As of December 31, 2014, we were in compliance with all covenants under the indentures that govern the 10% Notes and 8.5% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility and we believe it is reasonably assured that we will comply with the covenants for the foreseeable future.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

The following table reconciles net loss to CCF and ACCF for the 10% Notes for the trailing four quarters ended December 31, 2014 and 2013:

	Trailing Four Quarters
	Ended December 31,
	2014	2013
	(Dollar amounts in millions)

Net loss	$(45.6)	$(8.3)
Benefit from income taxes	(19.4)	(3.1)
Loss from debt retirement	2.3	—
Interest expense	105.7	99.4
Investment income	(0.1)	(0.1)
Depreciation and amortization expense	105.4	95.2
Consolidated Cash Flow	148.3	183.1
Investment income	0.1	0.1
Impairment of long-lived assets and goodwill	80.4	4.3
Non-recurring losses (a)	1.4	5.4
Acquisition fees and expenses	7.5	2.2
(Gain) loss on sale of assets	(0.3)	0.6
Joint venture income	—	(0.1)
Share-based compensation expense	6.2	10.5
Net foreign exchange losses (gains) (b)	1.2	(0.2)
Restructuring and transformation charges (c)	30.4	35.4

Pro-forma effect of acquisitions and dispositions (d)	10.0	38.9
Adjusted Consolidated Cash Flow	$285.2	$280.2

(a)	Amounts relate to non-recurring gains or losses, as defined in the indenture governing the 10% Notes.

For the trailing four quarters ended December 31, 2014, this amount includes (1) approximately $0.8 million in legal and other professional services incurred related to the FCPA investigation in the SCS segment, (2) severance of approximately $0.2 million related to headcount reductions in the CAS segment, (3) approximately $0.2 million of charges within the ERG segment relating to the write off of an indemnification asset associated with a reserve for uncertain tax positions, and (4) approximately $0.2 million related to the write-off of deferred equity costs within Unallocated.

For the trailing four quarters ended December 31, 2013, this amount includes (1) approximately $1.7 million in one-time compensation charges recorded within Unallocated, (2) approximately $0.5 million and $1.5 million of charges within the SCS and AVC segments, respectively, relating to the decision to discontinue certain product lines, (3) approximately $2.1 million of charges within the ERG segment relating to the write off of an indemnification asset associated with a reserve for uncertain tax positions (see Note 8, "Income Taxes", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report), and (4) accretion of approximately $(0.4) million to record leasehold fair value adjustments.

(b)	Non-cash foreign exchange (gains) losses related to intercompany debt not indefinitely invested in our subsidiaries, recorded within Unallocated.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

(c)
Includes all restructuring charges, including severance, relocation and transformation/transition costs. Costs associated with these activities for the trailing four quarters ended December 31, 2014 and 2012 were as follows:

	Trailing Four Quarters
	Ended December 31,
	2014	2013
	(Dollar amounts in millions)
Subsidiary combinations	$4.4	$7.2
Manufacturing Rationalization & Relocation Initiatives	14.7	9.5
Warehousing & Distribution Consolidation	2.8	4.0
Other operational improvement initiatives	8.2	14.9
All other exit and disposal activities	0.3	(0.2)
	$30.4	$35.4

(d)
Includes the pro-forma effect of our acquisitions of Reznor, Phoenix and 2GIG, as if the acquisitions had occurred on the first day of the four-quarter reference period. See Note 2, "Acquisitions", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report, for additional pro forma information relating to these acquisitions.

As noted previously, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. At December 31, 2014, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility was approximately $192.5 million (based upon the November 2014 borrowing base calculation), which exceeded $30.0 million and 12.5% of the borrowing base. Our FCCR under the ABL Facility at December 31, 2014 was 2.1 to 1.0. Similar to the 10% Notes, the FCCR under the ABL Facility is the ratio of the ACCF to Fixed Charges; however, in addition to other differences, the ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at December 31, 2014 was approximately $222.6 million.

Risks and Uncertainties

As part of our routine internal audit activities, we discovered certain questionable hospitality, gift and payment practices, and other expenses at our subsidiary, Linear Electronics (Shenzhen) Co. Ltd. (“Linear China”), which are inconsistent with our policies and raise concerns under the FCPA and perhaps under other applicable anti-corruption laws. We initiated an internal investigation into these practices and payments with the assistance of outside counsel. In the fiscal year ended December 31, 2014, we recorded approximately $0.8 million for legal and other professional services incurred relating to the investigation of this matter. We expect to incur additional costs relating to the investigation of this matter in 2015.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

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

We are subject to the effects of changing prices and the impact of inflation which could have a significant adverse effect on our results of operations. In some circumstances, market conditions or customer expectations may prevent us from increasing the prices of our products to offset the inflationary pressures that may increase costs in the future. We estimate that higher commodity prices in 2014 increased our cost of goods sold by approximately $7.0 million to $10.0 million compared to 2013. Continued strategic sourcing initiatives and other cost reduction measures help mitigate fluctuations in such costs, including commodity and freight costs. See “- Industry Overview".

As of December 31, 2014 and 2013, approximately 4.1% and 3.2%, respectively, of our workforce was subject to various collective bargaining agreements.

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

Market Risk

As discussed more specifically below, we are exposed to market risks related to changes in interest rates, foreign currencies and commodity pricing. We historically have not used derivative financial instruments, except on a limited basis, to mitigate certain economic exposures. We frequently evaluate certain potential programs, including the use of derivative financial instruments, to reduce our exposures, and the volatility of future cash flows caused by changes in currency exchange rates, interest rates and commodity rates. If we decide to utilize derivative financial instruments to mitigate certain economic exposures, the utilization of derivative financial instruments may reduce, but would not eliminate, the impact of currency exchange rate, interest rate or commodity rate movements. We do not currently enter into derivative financial instruments or other financial instruments for trading purposes but may consider the use of such instruments in the future if we believe they are warranted by particular economic exposures.

A.	Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At December 31, 2014 and 2013, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At December 31, 2014 and 2013, approximately 74% and 92%, respectively, of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates.  The decrease in long-term debt at fixed

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

interest rates is primarily the result of our second quarter 2014 debt transactions as previously discussed.  Based upon interest rates in effect at December 31, 2014, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $3.5 million in 2015.

See the table set forth in Item D (Long-term Debt) below and Note 4, “Notes, Mortgage Notes and Obligations Payable”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report for further disclosure of the terms of our debt.

B.	Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In 2014 the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to translation resulted in a decrease in stockholders’ investment of approximately $7.9 million for 2014, a decrease in stockholders' investment of approximately $3.0 million for 2013, and an increase in stockholder's investment of approximately $1.4 million for 2012. The impact of changes in foreign currency exchange rates related to transactions resulted in an increase in foreign exchange losses recorded in SG&A of approximately $0.5 million for 2014 as compared to 2013 and an increase in foreign exchange losses recorded in SG&A of approximately $1.1 million for 2013 as compared to 2012.

We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level. Consistent with this strategy, short term bank obligations at December 31, 2014 consist primarily of short-term borrowings by certain of our foreign subsidiaries. At December 31, 2014 and 2013, our net investment in foreign assets was approximately $223.2 million and $180.3 million, respectively. An overall unfavorable change in foreign exchange rates in effect at December 31, 2014 of 10% would result in a reduction in equity as a result of the impact on the cumulative translation adjustment of approximately $20.3 million. We generally do not enter into derivative financial instruments to manage foreign currency exposure.

C.	Commodity Pricing Risk

We are subject to significant market risk with respect to the pricing of our principal raw materials and purchased components (which include, among others, steel, copper, aluminum, electronics, motors, plastics, compressors, various chemicals and paints, and packaging). If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to customers and, as a result, gross margins could decline significantly. We manage our exposure to commodity pricing risk by continuing to diversify our product mix, strategic buying programs and vendor partnering.

We generally do not enter into derivative financial instruments to manage commodity-pricing exposure. At December 31, 2014 and 2013, we did not have any material outstanding commodity forward contracts.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2014

D.	Long-term Debt

The table that follows sets forth our long-term debt obligations (excluding approximately $4.8 million of unamortized debt premium and approximately $1.9 million of unamortized debt discount), principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values. Less than 1% of our total long-term indebtedness is denominated in foreign currencies. The weighted average interest rates for variable rate debt are based on December 31, 2014 interest rates.

Long-term Debt:

	Scheduled Maturity			Weighted Average Interest Rate
Year-Ending	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
	(Dollar amounts in millions)
December 31, 2015	$2.5	$3.8	$6.3	7.3%	3.7%	5.1%
2016	1.0	3.8	4.8	6.4	3.7	4.2
2017	0.8	3.8	4.6	6.1	3.7	4.1
2018	250.5	3.8	254.3	10.0	3.7	9.9
2019	—	3.7	3.7	6.8	3.7	3.7
Thereafter	738.3	330.8	1,069.1	8.5	3.8	7.0
Total Long-term Debt at December 31, 2014 (1)	$993.1	$349.7	$1,342.8	8.9%	3.8%	7.5%
Fair Market Value of Long-term Debt at December 31, 2014 (2)	$1,061.7	$349.7	$1,411.4

(1)
Includes our 8.5% Notes with a total principal amount of $735.0 million, our 10% Notes with a total principal amount of $250.0 million, and remaining outstanding borrowings under our Term Loan Facility of approximately $348.2 million.

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
December 31, 2014

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

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, the Company's management has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Reznor and Phoenix Wholesale, Inc., which are included in the consolidated financial statements of Nortek, Inc. as of December 31, 2014 and constituted approximately 4% of total assets as of December 31, 2014 and approximately 5% of net sales for the year then ended. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were designed and are functioning effectively.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The acquisition of Reznor on April 30, 2014 and Phoenix on October 8, 2014 have expanded the Company's internal control environment. The Company has not completed the integration of the acquired operations and systems into its overall internal control over financial reporting process. The process of integrating policies, processes, people, technology, operations and systems for the combined companies may result in additions or changes to the Company's internal control over financial reporting in the future. Management will continue to evaluate its internal control over financial reporting as the Company executes its integration activities.

In addition, management will continue to evaluate its internal control over financial reporting in connection with the matters discussed under "Legal Proceedings", Item 3 of Part I to this report, relating to certain matters identified at our Linear Electronics (Shenzhen)  Co. Ltd.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Reznor and Phoenix Wholesale, Inc., which are included in the consolidated financial statements of Nortek, Inc. as of December 31, 2014 and constituted approximately 4% of total assets as of December 31, 2014 and approximately 5% of net sales for the year then ended.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework).

Based on the results of this assessment, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company's internal control over financial reporting, which is included immediately following this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Nortek, Inc. and subsidiaries

We have audited Nortek, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Nortek, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting,  management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Reznor and Phoenix Wholesale, Inc., which are included in the consolidated financial statements of Nortek, Inc. and subsidiaries as of December 31, 2014 and constituted approximately 4% of total assets as of December 31, 2014 and approximately 5% of net sales for the year then ended. Our audit of internal control over financial reporting of Nortek, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Reznor and Phoenix Wholesale, Inc.

In our opinion, Nortek, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' investment for each of the three years in the period ended December 31, 2014 of Nortek, Inc. and subsidiaries and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 2, 2015

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS.

The information required by this Item 10 with respect to executive officers of the Company is contained at the end of Part I of this Form 10-K under the heading “Executive Officers of the Registrant.”

Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions, as well as all directors, officers and employees of the Company and its subsidiaries and affiliates. The Code of Ethics is posted on the Company's website at www.nortekinc.com at “Corporate Governance” under “Investors". A copy of the Code of Ethics is also available without charge by requesting it in writing from Nortek, Inc., 500 Exchange Street, Providence, Rhode Island 02903. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the Code of Ethics for the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on its website.

The other information required by this Item is incorporated by reference from our definitive proxy statement for our 2015 annual meeting of stockholders (“2015 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION.

The other information required by this Item is incorporated by reference from the 2015 Proxy Statement.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Equity Compensation Plan Information

The table below provides information about shares of our common stock that may be issued under our equity compensation plans. All outstanding awards relate to shares of our common stock. Information is as of December 31, 2014, unless otherwise indicated.

Plan Category	(a)Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(1)
Equity compensation plans approved by security holders	523,778	(2)	$39.16	1,148,218
Equity compensation plans not approved by security holders	—		N/A	—

(1)
The number of securities remaining for future issuance under our equity compensation plans may be issued as incentive stock options, nonstatutory stock awards, other stock-based awards and performance-based compensation awards. All of the securities remaining for future issuance under our equity compensation plans may be issued as incentive stock options.

(2)
Consists of 67,915 incentive stock options and 455,863 non-qualified stock options issued pursuant to our equity compensation plans. See Note 12, "Share-Based Compensation", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

The other information required by this Item is incorporated by reference from the 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The other information required by this Item is incorporated by reference from the 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The other information required by this Item is incorporated by reference from the 2015 Proxy Statement.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

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

(c)	The exhibits are listed in the Exhibit Index, which is incorporated herein by reference

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2015.

NORTEK, INC.

/s/ Michael J. Clarke
Michael J. Clarke
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of March 2, 2015.

/s/ Michael J. Clarke	/s/ Jeffrey C. Bloomberg
Michael J. Clarke	Jeffrey C. Bloomberg
Chief Executive Officer and President	Director
(Principal Executive Officer)
/s/ John T. Coleman
/s/ Almon C. Hall	John T. Coleman
Almon C. Hall	Director
Authorized Officer, Senior Vice President and
Chief Financial Officer (Principal Financial Officer)	/s/ James B. Hirshorn
James B. Hirshorn
/s/ Donald W. Reilly	Director
Donald W. Reilly
Authorized Officer, Vice President - Corporate Controller	/s/ Thomas A. Keenan
Chief Accounting Officer	Thomas A. Keenan
Director

/s/ Daniel C. Lukas
Daniel C. Lukas
Director

/s/ Chris A. McWilton
Chris A. McWilton
Director

/s/ Bennett Rosenthal
Bennett Rosenthal
Director

/s/ J. David Smith
J. David Smith
Director

NORTEK, INC. AND SUBSIDIARIES

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2014	2013	2012
	(Dollar amounts in millions, except per share data)

Net Sales	$2,546.1	$2,287.9	$2,201.3
Cost of products sold	1,805.0	1,624.6	1,560.9
Gross profit	741.1	663.3	640.4
Selling, general and administrative expense, net	557.8	519.8	468.5
Impairment of long-lived assets and goodwill ($4.4 million for 2014)	80.4	4.3	—
Amortization of intangible assets	60.0	51.3	44.3
Operating earnings	42.9	87.9	127.6
Net interest expense	(105.6)	(99.3)	(96.4)
Loss from debt retirement	(2.3)	—	(6.4)
(Loss) earnings before (benefit) provision for income taxes	(65.0)	(11.4)	24.8
(Benefit) provision for income taxes	(19.4)	(3.1)	15.3
Net (loss) earnings	$(45.6)	$(8.3)	$9.5

Basic (loss) earnings per share	$(2.92)	$(0.54)	$0.63

Diluted (loss) earnings per share	$(2.92)	$(0.54)	$0.61

Weighted Average Common Shares:
Basic	15,635,710	15,371,932	15,152,286
Diluted	15,635,710	15,371,932	15,531,205

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
	2014	2013	2012
	(Dollar amounts in millions)

Net (loss) earnings	$(45.6)	$(8.3)	$9.5
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(7.9)	(3.0)	1.4
Pension liability adjustments:
Actuarial (loss) gain arising during the period	(16.3)	14.3	(3.3)
Amortization to net income of net actuarial loss	0.2	0.7	0.4
Deferred income taxes on pension liability	4.6	(6.0)	—
Total pension liability adjustments, net of tax	(11.5)	9.0	(2.9)

Other comprehensive (loss) income	(19.4)	6.0	(1.5)

Comprehensive (loss) income	$(65.0)	$(2.3)	$8.0

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions)

	December 31,
	2014	2013
Assets
Current Assets:
Unrestricted cash and cash equivalents	$58.4	$80.9
Restricted cash	0.6	2.9
Accounts receivable, less allowances of $3.7 million and $4.2 million, respectively	324.9	276.4
Inventories:
Raw materials	111.8	80.1
Work in process	28.3	23.7
Finished goods	234.2	166.7
	374.3	270.5
Prepaid expenses	18.4	20.2
Other current assets	10.1	12.2
Tax refunds receivable	8.0	7.2
Deferred tax assets	28.1	29.7
Total current assets	822.8	700.0

Property and Equipment, at Cost:
Land	17.9	17.8
Buildings and improvements	118.5	112.0
Machinery and equipment	297.8	261.8
	434.2	391.6
Less accumulated depreciation	196.2	159.2
Total property and equipment, net	238.0	232.4

Other Assets:
Goodwill	474.3	373.5
Intangible assets, less accumulated amortization of $210.9 million and $178.6 million, respectively	642.6	648.9
Deferred debt expense	17.3	16.3
Restricted investments	0.9	1.6
Other assets	13.2	18.2
	1,148.3	1,058.5
Total Assets	$2,209.1	$1,990.9

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)
(Dollar amounts in millions, except shares data)

	December 31,
	2014	2013
Liabilities and Stockholders' Investment

Current Liabilities:
Short-term bank obligations	$0.6	$0.7
Current maturities of long-term debt	6.3	2.8
Accounts payable	288.8	214.7
Accrued expenses and taxes	222.4	231.5
Total current liabilities	518.1	449.7

Other Liabilities:
Deferred income taxes	123.5	159.1
Other	185.9	188.9
	309.4	348.0

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,339.4	1,093.3

Commitments and Contingencies (Note 6)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 16,986,493 shares issued and 16,150,794 shares issued at December 31, 2014 and 2013, respectively	0.2	0.2
Additional paid-in capital	249.4	203.6
Accumulated deficit	(117.1)	(71.5)
Accumulated other comprehensive loss	(35.7)	(16.3)
Less: Treasury stock at cost, 732,340 shares and 263,145 shares at December 31, 2014 and 2013, respectively	(54.6)	(16.1)
Total stockholders' investment	42.2	99.9
Total Liabilities and Stockholders' Investment	$2,209.1	$1,990.9

The accompanying notes are an integral part of these consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2014	2013	2012
	(Dollar amounts in millions)
Cash flows from operating activities:
Net (loss) earnings	$(45.6)	$(8.3)	$9.5
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation expense	43.2	40.6	38.5
Amortization expense, including increase to cost of goods sold for inventory acquired in business combinations	62.2	54.6	45.2
Non-cash impairment charges	80.4	4.3	—
Loss from debt retirement	2.3	—	6.4
Non-cash interest expense, net	2.5	2.4	5.6
Non-cash share-based compensation expense	6.2	10.5	4.6
Excess tax benefit on share-based awards	(3.2)	—	—
(Gain) loss on sale of property and equipment	(0.3)	0.6	(0.4)
Deferred income tax (benefit) provision	(38.1)	(7.7)	4.3
Changes in certain assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(32.6)	5.8	18.4
Inventories	(82.5)	(0.7)	45.9
Prepaid and other current assets	4.4	(2.1)	2.8
Accounts payable	63.0	23.7	12.6
Accrued expenses and taxes	(15.0)	29.0	(8.8)
Long-term assets, liabilities and other, net	(9.3)	(17.5)	(20.4)
Total adjustments to net (loss) earnings	83.2	143.5	154.7
Net cash provided by operating activities	37.6	135.2	164.2
Cash flows from investing activities:
Capital expenditures	(38.9)	(43.8)	(24.1)
Net cash paid for businesses acquired	(267.9)	(146.4)	(2.6)
Proceeds from the sale of property and equipment	1.7	0.2	3.0
Change in restricted cash and marketable securities	0.4	(2.4)	0.2
Other, net	(1.4)	(0.9)	—
Net cash used in investing activities	(306.1)	(193.3)	(23.5)
Cash flows from financing activities:
Proceeds from ABL and other borrowings	253.2	153.1	34.6
Payment of ABL and other borrowings	(258.1)	(156.0)	(84.0)
Net proceeds from borrowings under the senior secured term loan facility due 2020	349.1	—	—
Net proceeds from the sale of the 8.5% Senior Notes due 2021	—	—	251.7
Redemption of the senior secured term loan facility due 2017	(93.0)	—	(251.7)
Fees paid in connection with debt facilities	(6.3)	—	(5.9)
Net (use) proceeds from equity transactions	(2.1)	(2.5)	1.2
Excess tax benefit on share-based awards	3.2	—	—
Other, net	—	(0.3)	(0.1)
Net cash provided by (used in) financing activities	246.0	(5.7)	(54.2)
Net change in unrestricted cash and cash equivalents	(22.5)	(63.8)	86.5
Unrestricted cash and cash equivalents at the beginning of the period	80.9	144.7	58.2
Unrestricted cash and cash equivalents at the end of the period	$58.4	$80.9	$144.7

 The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

	Common Stock		Treasury Stock
	Nominal Value	Number	Nominal Value	Number	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Compre-hensive Income (Loss)	Total Stockholders' Investment
	(Dollar amounts in millions)
Balance, December 31, 2011	$0.1	15,671,041	$(3.1)	74,950	$176.9	$(72.7)	$(20.8)	$80.4
Net earnings	—	—	—	—	—	9.5	—	9.5
Other comprehensive loss	—	—	—	—	—	—	(1.5)	(1.5)
Issuance of restricted stock	—	150,200	—	—	—	—	—	—
Forfeitures of unvested restricted stock	—	(34,963)	—	—	—	—	—	—
Exercise of stock options	—	143,652	—	—	2.5	—	—	2.5
Warrants exercised	—	96,444	—	—	5.1	—	—	5.1
Shares withheld and repurchased related to minimum statutory tax withholding requirements and shares repurchased to net share settlements	—	—	(6.4)	97,735	—	—	—	(6.4)
Share-based compensation expense	—	—	—	—	4.6	—	—	4.6
Balance, December 31, 2012	$0.1	16,026,374	$(9.5)	172,685	$189.1	$(63.2)	$(22.3)	$94.2
Net loss	—	—	—	—	—	(8.3)	—	(8.3)
Other comprehensive earnings	—	—	—	—	—	—	6.0	6.0
Issuance of restricted stock	—	139,345	—	—	—	—	—	—
Forfeitures of unvested restricted stock	—	(136,192)	—	—	—	—	—	—
Exercise of stock options	0.1	74,430	—	—	1.5	—	—	1.6
Warrants exercised		46,837	—	—	2.5	—	—	2.5
Shares withheld and repurchased related to minimum statutory tax withholding requirements and shares repurchased to net share settlements	—	—	(6.6)	90,460	—	—	—	(6.6)
Share-based compensation expense	—	—	—	—	10.5	—	—	10.5
Balance, December 31, 2013	$0.2	16,150,794	$(16.1)	263,145	$203.6	$(71.5)	$(16.3)	$99.9
Net loss	—	—	—	—	—	(45.6)	—	(45.6)
Other comprehensive loss	—	—	—	—	—	—	(19.4)	(19.4)
Issuance of restricted stock	—	157,932	—	—	—	—	—	—
Forfeitures of unvested restricted stock	—	(83,508)	—	—	—	—	—	—
Exercise of stock options	—	131,974	—	—	3.2	—	—	3.2
Warrants exercised	—	629,301	—	—	33.2	—	—	33.2
Shares withheld and repurchased related to minimum statutory tax withholding requirements and shares repurchased to net share settlements	—	—	(38.5)	469,195	—	—	—	(38.5)
Share-based compensation expense	—	—	—	—	6.2	—	—	6.2
Excess tax benefit on share- based awards	—	—	—	—	3.2	—	—	3.2
Balance, December 31, 2014	$0.2	16,986,493	$(54.6)	732,340	$249.4	$(117.1)	$(35.7)	$42.2

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Nortek, Inc. (“Nortek”) and all of its wholly owned subsidiaries, collectively the “Company,” is a global, diversified company whose many market-leading brands deliver broad capabilities and a wide array of innovative, technology-driven products and solutions for lifestyle improvement at home and at work. Operating within five principal reporting segments (see Note 9, “Segment Information and Concentration of Credit Risk”), the Company manufactures and sells, primarily in the United States, Canada and Europe, with additional manufacturing in China and Mexico, a wide variety of products principally for the remodeling and replacement markets, the residential and commercial new construction markets, and the personal and enterprise computer markets.

The accompanying consolidated financial statements reflect the financial position, results of operations, comprehensive income (loss), and cash flows of the Company after elimination of intercompany accounts and transactions. As a result of certain acquisitions as discussed in Note 2, “Acquisitions”, the operating results of these acquired entities are included in the Company’s consolidated results of operations from the date of acquisition prospectively. The Company has entered into certain arrangements with an independent third party in Mexico related to the Company’s manufacturing operations in Mexico. The Company has evaluated the operating entities that were formed under these arrangements and has determined that these entities are variable interest entities in accordance with Accounting Standards Codification ("ASC") 810, "Consolidation" ("ASC 810"). The Company has concluded that it is the primary beneficiary of these entities since it has both the power to direct activities that most significantly impact the entities' economic performance and the obligation to absorb losses that could potentially be significant since the Company is responsible for all operating decisions and all operating costs of these entities. As a result, the Company is consolidating the results of these entities in accordance with ASC 810. For the year ended December 31, 2014, the results of operations of these entities included in the Company’s statement of operations were not material.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation and to correct the classification of certain immaterial amounts. See Note 16, “Summarized Quarterly Financial Data (Unaudited)” for a summary of the quarterly and annual impact. In addition, the Company has corrected the disclosure of issued shares of common stock on its consolidated balance sheet, consolidated statements of stockholders’ investment, and in Note 10, "Equity Activity", to properly include awarded, but unvested restricted stock that has been legally issued.  This resulted in an increase in the number of shares of common stock issued and outstanding by 468,048 shares, 555,224 shares and 466,852 shares as of December 31, 2013, 2012 and 2011, respectively.

During the second quarter of 2014, the Company changed the composition of its reporting segments to exclude the audio, video and control ("AVC") entities (formerly the "AV entities") from the Security and Control Solutions ("SCS") segment due to the Chief Operating Decision Maker's decision to operate each of these entities separately and manage each as a standalone segment. As a result, the Company has restated prior period segment disclosures to conform to the new composition. The AVC entities have been combined and have not been reported separately as these operating segments are individually not significant (the "AVC segments"). These entities were principally acquired at various times from 2003 to 2011. See Note 3, “Goodwill and Other Intangible Assets”.

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
December 31, 2014

Recognition of Sales and Related Costs, Incentives and Allowances

The Company generally recognizes sales when passage of title and risk of loss to the customer occurs, which is typically upon shipment, and has procedures in place at each of its subsidiaries to ensure that an accurate cut-off is obtained for each reporting period. The Company considers revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured.

Certain of the Company's arrangements with its customers, principally in the Commercial Air Solutions ("CAS") segment, are multiple-element arrangements that can include any combination of products and services such as extended warranties, installation and start up testing as deliverables. With the exception of certain extended warranty arrangements, substantially all of the deliverables within the Company’s multiple element arrangements are delivered within a one year period. In accordance with ASC 605-25, "Revenue Recognition", the Company believes that any undelivered elements can be accounted for separately from the delivered element when the delivered elements have value to its customers on a stand-alone basis. Accordingly, revenue for an undelivered element is deferred until delivery occurs. The Company is required to allocate revenue to multiple element arrangements based on the relative fair value of each element’s estimated selling price. The Company uses vendor-specific objective evidence (“VSOE”), if available, to determine the selling price of each element. The Company determines VSOE based on its normal pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining VSOE, the Company's policy requires a substantial majority of selling prices for a product or service to be within a reasonably narrow range. The Company also considers the class of customer, method of distribution, and the geographies into which its products and services are sold when determining VSOE. If VSOE is not available, the Company uses third-party evidence or its best estimated selling price to determine the selling price for each element.

Allowances for cash discounts, volume rebates, other customer incentive programs and gross customer returns, among others, are recorded as of the later of the date at which the revenues are recognized or the incentive is offered and are generally recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Certain customer incentives are recorded as a charge to selling, general and administrative expense, net (“SG&A”) if there is a separable, identifiable benefit related to the incentive that can be quantified. These customer incentives principally relate to promotional advertising allowances where the customer is required to obtain approval and provide support for the associated advertising expenditures in order to receive the incentive consideration. Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed to with the Company’s various customers, which are typically earned by the customer over an annual period. The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period, and the contractual provisions of the customer agreements. For calendar year customer agreements, the Company is able to adjust its periodic estimates to actual amounts as of December 31 each year based upon the contractual provisions of the customer agreements. For those customers who have agreements that are not on a calendar year cycle, the Company records estimates at December 31 consistent with the above described methodology. Customers are generally not required to provide collateral for purchases. As a result, at the end of any given reporting period, the amounts recorded for these allowances are based upon estimates of the likely outcome of future sales with the applicable customers and may require adjustment in the future if the actual outcome differs. The Company believes that its procedures for estimating such amounts are reasonable.

Certain of the Company’s arrangements provide for rights of returns. Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. The Company generally estimates customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return, while also factoring in any new business conditions that might impact the historical analysis, such as new product introductions. The Company believes that its procedures for estimating such amounts are reasonable and allow it to make reliable estimates which are based on a historical large, homogeneous pool of transactions and history of returns. If a reliable estimate of returns cannot be made, the Company defers revenues until the right of return lapses. If the Company defers the recognition of arrangement consideration due to the fact that the criteria for revenue recognition are not achieved, the Company also defers the recognition of the related direct and incremental costs, primarily product costs, and recognizes such costs upon recognition of the corresponding deferred revenues. The amount of deferred direct and incremental costs at December 31, 2014 and 2013, respectively, was not material.

The Company also provides for its estimate of warranty, bad debts and shipping costs at the time of sale. Shipping and warranty costs are included in cost of products sold ("COGS"). Provisions for the estimated allowance for doubtful accounts are recorded

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

in SG&A. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as changes in economic conditions, past due and nonperforming accounts, bankruptcies or other events affecting particular customers. The Company periodically evaluates the adequacy of its allowance for doubtful accounts recorded in its consolidated balance sheet to ensure the adequacy of the recorded provisions. The analysis for allowance for doubtful accounts often involves subjective analysis of a particular customer’s ability to pay. As a result, significant judgment is required in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. The Company believes that its procedures for estimating such amounts are reasonable.

Cash and Cash Equivalents

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.

The Company has classified as restricted in the accompanying consolidated balance sheet certain cash and cash equivalents that are not fully available for use in its operations. At December 31, 2014 and 2013, the Company had cash and cash equivalents pledged as collateral or held in pension trusts for certain debt, insurance, employee benefits and other requirements of approximately $1.5 million (of which approximately $0.9 million is included in long-term assets) and approximately $4.5 million (of which approximately $1.6 million is included in long-term assets), respectively.

Inventories

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market. At December 31, 2014, approximately $127.7 million of the Company's total inventories were valued on the last-in, first-out method (“LIFO”) of accounting. Under the first-in, first-out method (“FIFO”), such inventories would have been approximately $1.7 million lower at December 31, 2014. At December 31, 2013, approximately $78.4 million of the Company's total inventories were valued under LIFO. Under FIFO, such inventories would have been approximately $0.7 million lower at December 31, 2013. All other inventories were valued under the FIFO method.

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

Inventory acquired in business combinations is recorded to cost of products sold over the period in which the inventory will be sold.

Depreciation and Amortization

Depreciation and amortization of property and equipment, including capital leases, is provided on a straight-line basis over their estimated useful lives, which are generally as follows:

Buildings and improvements	3 - 43 years
Machinery and equipment, including leases	1 - 13 years
Leasehold improvements	Shorter of the original lease term or the estimated useful life

Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals and betterments are capitalized. When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized.

During 2013, the Company recorded a non-cash addition to buildings within property and equipment and other long-term liabilities of approximately $33.6 million related to construction in progress of new facilities in Mexico (see Note 6, "Commitments and Contingencies").

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Goodwill and Other Intangible Assets

The Company accounts for acquired goodwill in accordance with ASC 805, "Business Combinations" ("ASC 805") and ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), which involves judgment with respect to the determination of the valuation of the acquired assets and liabilities assumed in order to determine the final amount of goodwill recorded in a purchase. See Note 3, “Goodwill and Other Intangible Assets”, for a discussion of these judgments.

Pensions and Post-Retirement Health Benefits

The Company accounts for pensions and post-retirement health benefits in accordance with ASC 715, “Compensation - Retirement Benefits,” (“ASC 715”). The accounting for pensions requires the estimation of items such as the long-term average return on plan assets, the discount rate, the rate of compensation increase, and the assumed medical cost inflation rate. Such estimates require a significant amount of judgment. See Note 13, “Pension, Profit Sharing and Other Post-Retirement Benefits”, for a discussion of these judgments.

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s consolidated financial statements, and the amounts included in the Company’s federal, state and foreign income tax returns, be recognized in the balance sheet. As the Company generally does not file its income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that Nortek and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards, and valuation allowances required, if any, for tax assets that may not be realizable in the future. ASC 740 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference (see Note 8, “Income Taxes”). The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

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
December 31, 2014

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

Research and Development

The Company’s research and development activities are principally related to new product development. Recorded in SG&A, research and development costs were approximately $75.4 million, $65.5 million and $59.4 million for 2014, 2013 and 2012, respectively, and represented approximately 3.0%, 2.9%, and 2.7% of the Company’s consolidated net sales for 2014, 2013 and 2012, respectively.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

other comprehensive income (loss) included in stockholders’ investment. Net sales, costs and expenses are translated using average exchange rates in effect during the year. Transaction gains and losses are recorded in SG&A.

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) ("ASU 2014-15"), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term "substantial doubt", (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is permitted. The Company will adopt this pronouncement in the first quarter of 2017 and does not expect adoption to have a material effect on the Company's consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle under ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted and an entity may apply the amendments in ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 at the date of initial application. The Company will adopt this pronouncement in the first quarter of 2017 and is currently evaluating both the method of adoption and the impact adoption will have on its financial position and results of operations. In evaluating the method of adoption, the Company is considering a number of factors, including the disclosure requirements and related processes and controls required, as well as, the overall industry and peer public company adoption method trends.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the criteria for reporting discontinued operations. ASU 2014-08 will also require additional disclosures about discontinued operations including, among others, the major classes of line items constituting the pretax profit and loss of the discontinued operation, either the total operating and investing cash flow of the discontinued operation or the depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the discontinued operation, a reconciliation of the major classes of assets and liabilities of the discontinued operation classified as held for sale to total assets and total liabilities of the disposal group classified as held for sale that is presented on the face of the balance sheet, and a reconciliation of the major classes of line items constituting the pretax profit or loss of the discontinued operation to the after-tax profit or loss of the discontinued operation that is presented on the face of the income statement. ASU 2014-08 also requires entities to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

discontinued operations presentation and expands the disclosures about an entity's significant continuing involvement with a discontinued operation. ASU 2014-08 is effective prospectively for both (1) disposals of components of an entity and (2) businesses that, on acquisition are classified as held for sale, that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. As of December 31, 2014, there have been no disposals or classifications as held for sale that would be subject to ASU 2014-08. As such, the Company will adopt this standard in the first quarter of 2015.

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

2.	ACQUISITIONS

Reznor Acquisition

On April 30, 2014, the Company completed the acquisition of the heating, ventilation and air conditioning business of Thomas & Betts Corporation ("Reznor") for approximately $260.0 million in cash, plus additional payments of approximately $2.6 million for working capital and other post-closing adjustments, of which approximately $1.9 million was paid in the second quarter of 2014 and approximately $0.7 million was paid during the fourth quarter of 2014. The acquisition was financed with a combination of cash on hand and a portion of the borrowings under a new $350.0 million senior secured term loan facility (see Note 4, "Notes, Mortgage Notes and Obligations Payable").

Reznor manufactures industrial and commercial HVAC products, including an extended range of gas fired air heaters, air handling units, condensing units and rooftop units. The results of Reznor have been included in the Company's results of operations since the date of acquisition and have been included in the Company's Residential and Commercial HVAC ("RCH") segment.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

The following is a summary of the accounting for the fair value of the assets acquired and liabilities assumed (dollar amounts in millions):

Current assets (1)	$47.3
Property and equipment	17.0
Goodwill	103.7
Intangible assets	124.3
Other assets	0.4
Current liabilities (2)	(18.8)
Deferred income taxes	(9.7)
Other long-term liabilities	(1.6)
$262.6

(1)
Includes cash of approximately $7.0 million, accounts receivable of approximately $17.5 million, inventories of approximately $20.5 million, prepaid and other current assets of approximately $1.4 million, and current deferred taxes of approximately $0.9 million. Inventories include a fair value adjustment to the historical carrying value of approximately $1.8 million, which increased cost of products sold for 2014.

(2)	Includes accounts payable of approximately $12.3 million and accrued expenses and taxes of approximately $6.5 million.

The excess of the purchase price paid over the fair value of Reznor's net assets is recorded as goodwill, which is primarily attributable to the Company's belief that the acquisition of Reznor positions Nortek to service a broader portion of the HVAC market. Approximately $76.1 million of goodwill associated with the acquisition will be deductible for income tax purposes.

The Company has made estimates of the fair value of the assets and liabilities of Reznor, including inventory, property and equipment, and intangible assets utilizing information available at the time that the Company's consolidated financial statements were prepared. These non-recurring fair value measurements are primarily determined using unobservable inputs. Accordingly, these fair value measurements are classified within Level 3 of the fair value hierarchy. The Company is in the process of gathering information to finalize the appraisal of certain assets and the related deferred tax consequences, which will be completed in the first quarter of 2015.

The total fair value of intangible assets was approximately $124.3 million. The Company has determined that all of the intangible assets are subject to amortization and that they will have no residual value at the end of the amortization periods. The following is a summary of the estimated fair values and weighted average useful lives by intangible asset class (dollar amounts in millions):

	Fair Value	Weighted Average Useful Lives
Customer relationships	$64.2	11.1
Completed Technology	20.4	5.0
Trademarks	39.7	20.0
	$124.3	12.9

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Total intangible asset amortization for 2014 relating to Reznor was approximately $8.1 million. The estimated future intangible asset amortization expense related to these acquired intangible assets is expected to aggregate approximately $116.2 million as follows:

Year Ended December 31,	Annual Amortization Expense
(Dollar amounts in millions)

2015	$12.1
2016	12.1
2017	12.1
2018	12.1
2019	9.4
2020 and thereafter	58.4

In connection with the acquisition of Reznor, the Company also incurred approximately $6.8 million of fees and expenses, which have been recorded in selling, general and administrative expense, net ("SG&A") in the accompanying consolidated statement of operations for 2014.

The unaudited pro forma net sales, operating earnings, net loss, basic and diluted loss per share, and depreciation and amortization expense for the Company as a result of the acquisition of Reznor for the periods presented were as follows:

	Year Ended
	2014	2013
	(Dollar amounts in millions, except per share data)
Net sales	$2,598.2	$2,447.1
Operating earnings	55.7	98.8
Net loss	(37.6)	(6.0)
Basic loss per share	(2.40)	(0.39)
Diluted loss per share	(2.40)	(0.39)
Depreciation & amortization expense	108.9	112.8

These amounts were determined assuming that the acquisition of Reznor had occurred on January 1, 2013 and include pro forma adjustments to reflect (i) additional depreciation and amortization expense related to the estimates of the fair values of acquired tangible and intangible assets, (ii) changes in interest expense related to financing transactions due, in part, to funding the acquisition, and (iii) other pro forma adjustments that the Company considered appropriate related to the acquisition of Reznor. The transaction costs of approximately $6.8 million related to the acquisition of Reznor for 2014 have been excluded from the unaudited pro forma operating earnings, net loss, and basic and diluted loss per share. These pro forma amounts are not necessarily indicative of the amounts that would have been achieved had the acquisition taken place as of January 1, 2013, nor are they necessarily indicative of the results for future periods.

The acquisition of Reznor contributed approximately $117.0 million to net sales for 2014 and approximately $7.7 million (which includes depreciation and amortization expense of approximately $12.3 million, including approximately $1.8 million of increased cost of goods sold due to the recognition of inventory at its acquisition date fair value) to operating earnings for 2014.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Phoenix Acquisition

On October 8, 2014, one of the Company's subsidiaries in the RCH segment completed the acquisition of substantially all of the assets of the HVAC distribution business of privately owned Phoenix Wholesale, Inc. ("Phoenix"). This acquisition advances the Company's strategy of expanding the RHC segment’s distribution footprint in regions where the Company had minimal market penetration.  As a result of the acquisition of Phoenix, the Company now has 12 Company-owned distribution locations.

The Company acquired this business for an aggregate purchase price of approximately $13.9 million, all of which was paid in cash. Approximately $1.6 million of the purchase price was retained by the Company as deferred acquisition consideration to be paid upon finalization of certain working capital and other purchase price adjustments and is included in accrued expenses and taxes, net in the Company’s consolidated balance sheet as of December 31, 2014.  These working capital and other purchase price adjustments were finalized and paid in February 2015.  In addition, approximately $1.0 million of the purchase price is held in escrow to cover general business representations and warranties. This amount will be paid 18 months after the closing date.  This acquisition did not have any earn-outs or other contingent purchase price consideration arrangements.

Based on the Company’s evaluation of the assets and liabilities acquired, the Company determined that the fair value of tangible net assets acquired was approximately $8.2 million, including a fair value adjustment related to inventory acquired of approximately $0.4 million which was recognized in cost of products sold during the three month period ended December 31, 2014.  In addition, the Company recognized approximately $0.3 million of other assets related to a transition services agreement entered into in connection with the acquisition, which fair value is being expensed over the applicable one year service period.  In addition, approximately $3.9 million was recognized for definite-lived intangible assets, including customer relationships, trade names, non-compete arrangements and a favorable lease arrangement, with a weighted average useful life of approximately 7.8 years. Approximately $1.5 million was recorded to goodwill.  The Company is in the process of gathering information to complete its valuation of certain assets and liabilities in order to complete its accounting for the acquisition.

The factors contributing to the recognition of goodwill were based upon the Company’s determination that several strategic and synergistic benefits are expected to be realized from the combination. Substantially all of the goodwill is expected to be deductible for tax purposes.

The acquisition of Phoenix contributed approximately $4.0 million to net sales for 2014 and an operating loss of approximately $1.6 million (which includes depreciation and amortization expense of approximately $0.6 million, including approximately $0.4 million of increased cost of goods sold due to the recognition of inventory at its acquisition date fair value) to operating earnings for 2014.

The results of Phoenix have been included in the Company’s consolidated financial statements since the date of acquisition within the RCH segment. Pro forma results related to the acquisition of Phoenix have not been presented, as the effect is not significant to the Company's consolidated operating results.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

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

2GIG is a designer and supplier of residential security and home automation systems. Developed with the assistance of Nortek's Linear® business, 2GIG's Go!Control® touch-screen panel is a self-contained, all-in-one home security and automation control panel. 2GIG also provides wireless interactive home security services and a wide range of peripheral hardware devices and system components for home security and automation solutions. The results of 2GIG have been included in the Company's results of operations since the date of acquisition and have been included in the Company's SCS segment. During 2013, the operations of 2GIG were integrated into the Company's existing security and access control products business, as such, net sales and operating earnings for 2014 for 2GIG have not been presented separately.

The unaudited pro forma net sales, operating earnings, net earnings, basic and diluted earnings per share, and depreciation and amortization expense for the Company as a result of the acquisition of 2GIG for 2013 were as follows (dollar amounts in millions):

Net sales	$2,319.9
Operating earnings	99.5
Net loss	(1.5)
Basic loss per share	(0.10)
Diluted loss per share	(0.10)
Depreciation & amortization expense	94.8

These amounts were determined assuming that the acquisition of 2GIG had occurred on January 1, 2013 and include pro forma adjustments to reflect (i) the elimination of intercompany transactions between the Company and 2GIG, (ii) additional depreciation and amortization expense related to acquired assets, (iii) increased interest expense related to the amounts borrowed to fund the acquisition and (iv) other pro forma adjustments that the Company considered appropriate related to the acquisition of 2GIG. The transaction costs of approximately $1.8 million related to the acquisition of 2GIG for 2013 have been excluded from the unaudited pro forma operating earnings, net earnings, and basic and diluted earnings per share. These pro forma amounts are not necessarily indicative of the amounts that would have been achieved had the acquisition taken place as of January 1, 2013, nor are they necessarily indicative of the results for future periods.

Anthro Acquisition

On January 21, 2015, one of the Company’s wholly-owned subsidiaries completed an acquisition of 100% of the stock of Anthro Corporation (“Anthro”), a fully integrated business with in-house capability to design/develop, manufacture and market its technology furniture products.  Anthro's key products include charging carts (for electronics, including tablets, laptops and other mobile devices) and height adjustable desks and technology carts.  Anthro will be integrated into the Company’s Ergonomic and Productivity Solutions (“ERG”) segment.  The Company completed the acquisition of Anthro to expand its technology and product offerings of the ERG segment.

The Company acquired Anthro for an aggregate initial all cash purchase price of approximately $50.0 million, plus an initial payment of approximately $0.8 million for certain net working capital adjustments.  Approximately $5.0 million of the cash paid at closing was deposited into an escrow account with a third party escrow agent.  The initial payment related to the estimated net working capital acquired is subject to adjustment within 60 days subsequent to the closing. This acquisition did not have any earn-outs or other contingent purchase price consideration arrangements. Although this represented a stock purchase, it will be treated as a purchase of assets for income tax purposes.  It is expected that substantially all of the goodwill will be deductible for income tax purposes.  Pro forma results related to the acquisition of Anthro have not been presented, as the effect is not significant to the Company's consolidated operating results.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

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

On December 17, 2010, the Company acquired all of the outstanding stock of Ergotron, Inc. (“Ergotron"). Ergotron is a designer, manufacturer and marketer of innovative, ergonomic mounting and mobility products for computer monitors, notebooks and flat panel displays in the United States and other parts of the world. The purchase price was approximately $299.6 million, consisting of cash payments totaling approximately $298.2 million, of which approximately $2.6 million was paid in 2012 primarily related to the reimbursement of federal and state tax refunds for the pre-acquisition period.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company accounts for acquired goodwill in accordance with ASC 805 and ASC 350, which involves judgment with respect to the determination of the valuation of the acquired assets and liabilities assumed in order to determine the final amount of goodwill recorded in a purchase. Under ASC 350, goodwill is not amortized. Instead, it is evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, for example, a significant adverse change in the business climate. The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter. The reporting units evaluated for goodwill impairment have been determined to be the same as the Company's operating segments. With the exception of the CAS reporting unit and the AVC entities, all of the Company's reporting units have goodwill and, therefore, are required to be evaluated for goodwill impairment.

Generally, the Company utilizes a combination of a discounted cash flow (“DCF”) approach and an EBITDA multiple approach in order to value the Company's reporting units required to be tested for impairment. These non-recurring fair value measurements are primarily determined using unobservable inputs. Accordingly, these fair value measurements are classified within Level 3 of the fair value hierarchy.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

2014 Interim Goodwill Impairment Testing

During the second quarter of 2014, the Company changed the composition of its reporting units to exclude the AVC subsidiaries from the SCS reporting unit due to the Chief Operating Decision Maker's decision to operate each of the AVC subsidiaries as separate operating segments, resulting in the creation of three new reporting units for goodwill impairment analysis. In addition, due to the continued decline in operating results of the AVC subsidiaries, the Company concluded in the second quarter of 2014 that indicators of potential long-lived assets and goodwill impairment were present. Based on these considerations, the Company performed the following:

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

The evaluation of the impairment of long-lived assets, other than goodwill, is based on expectations of non-discounted future cash flows compared to the carrying value of the long-lived asset groups. If the sum of the expected non-discounted future cash flows is less than the carrying amount of the ASC 360 Long-Lived Assets, the Company would recognize an impairment loss if the carrying amount of the asset group exceeds its fair value. The Company's cash flow estimates are based upon future projected cash flows and, if appropriate, include assumed proceeds upon sale of the asset group at the end of the cash flow period. The Company believes that its procedures for estimating gross future cash flows, including the estimated sales proceeds, are reasonable and consistent with current market conditions for each of the dates when impairment testing has been performed.

Based upon this analysis, the Company recorded a long-lived asset impairment loss of approximately $76.0 million related to the AVC subsidiaries, comprised of intangible assets of approximately $74.7 million and property and equipment of approximately $1.3 million, during the second quarter of 2014. The impairment loss related to intangible assets by class and the applicable weighted average useful lives were as follows:

		Weighted Average Useful Lives
Customer relationships	$48.0	16.2
Trademarks	19.6	12.7
Developed technology	6.1	6.3
Other	1.0	7.9
	$74.7	13.0

The Company believes that impairment losses were reasonable and represented its best estimate of the impairment loss. If market conditions deteriorate further for these entities, it is reasonably possible that the estimate of expected future cash flows may change in the near term, resulting in an additional impairment charge relating to property and equipment.

2.
Evaluation of the legacy Technology Solutions ("TECH") reporting unit for goodwill impairment - As a result of the impairment indicators described above, the Company estimated the fair value of the legacy TECH reporting unit based upon an EBITDA multiple approach. Based on this estimate, the estimated fair value of the legacy TECH reporting unit exceeded the carrying value of the legacy TECH reporting unit. As a result, the Company did not believe that it was more likely than not that an impairment of the legacy TECH reporting unit goodwill had occurred.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

3.
Allocation of the legacy TECH goodwill to each of the AVC subsidiaries - The Company estimated the fair value of each of the AVC subsidiaries based upon a DCF approach, as previously described, and allocated a portion of the legacy SCS goodwill to each of the AVC subsidiaries based upon their relative fair value.

4.
Evaluation of the revised SCS reporting unit and each of the AVC subsidiaries reporting units for goodwill impairment - During the second quarter of 2014, the Company prepared a “Step 1” Test that compared the estimated fair value of the AVC reporting units to their carrying value utilizing a DCF approach as described previously. As the carrying values of the AVC reporting units exceeded the estimated fair values, the Company performed a “Step 2” Test to measure the impairment loss by allocating the estimated fair values of the reporting units, as determined in Step 1, to the reporting units’ assets and liabilities, with the residual amount representing the implied fair value of goodwill. Since the implied fair value of goodwill was determined to be less than the carrying value, an impairment loss of approximately $4.4 million was recognized during the second quarter of 2014.

2014 Annual Impairment Test

For the 2014 annual impairment test for AQH and SCS, the Company estimated the fair value of each of the reporting units using a weighted average of 50% for the DCF approach and 50% for the EBITDA approach, which it determined to be the most representative allocation for the estimate of the long-term fair value of the reporting units. The AQH valuation assumed a taxable transaction while the SCS valuation assumed a non-taxable transaction, with WACC’s of 12.9% and 11.7%, respectively, and EBITDA multiples in the range of 7.0x to 7.5x and 7.5x to 9.0x, respectively, for the selected measurement periods of the latest twelve months through September 27, 2014, and forecasted 2014 and 2015. As the estimated fair values of AQH and SCS were both greater than their carrying value, no Step 2 test for goodwill impairment was required.

The Company believes that its assumptions used to estimate the fair value of AQH and SCS as of the first day of the fourth quarter were reasonable. If different assumptions were used, particularly with respect to estimating future cash flows, weighted average costs of capital, and terminal growth rates, different estimates of fair value may have resulted. The estimated fair values of the AQH and SCS reporting units would have to decrease by approximately 48% and 46%, respectively, before a potential impairment would be recognized.

The Company determined that it was appropriate to use the qualitative assessment approach for the 2014 annual goodwill impairment evaluation performed as of the first day of the fourth quarter for ERG and RCH. The estimated fair value of ERG derived in the Company's prior valuation analysis continued to be significantly in excess of the carrying value. The goodwill for RCH as of the first day of the fourth quarter represented the preliminary goodwill recorded in connection with the Company’s acquisition of Reznor (see Note 2, “Acquisitions”). Based on the qualitative analysis performed, as described above, the Company determined that it was more likely than not that the fair values of ERG and RCH were both greater than their carrying amounts as of the first day of the fourth quarter. Accordingly, the Company was not required to perform the two-step quantitative impairment test for 2014 for ERG and RCH.

The Company did not prepare updated goodwill impairment analyses as of December 31, 2014 for any reporting unit, as there were no indicators during the quarter that would have required such analysis.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

2013 Goodwill Impairment Testing

For the 2013 annual impairment test for AQH, ERG and legacy TECH, the Company estimated the fair value of each of the reporting units using a weighted average of 50% for the DCF approach and 50% for the EBITDA approach, which it determined to be the most representative allocation for the estimate of the long-term fair value of the reporting units. The AQH valuation assumed a taxable transaction while the ERG and the legacy TECH valuations each assumed a non-taxable transaction, with WACC’s of 13.2%, 13.4% and 14.5%, respectively, and EBITDA multiples in the range of 7.5x to 8.0x, 6.5x to 7.5x and 7.0x to 8.5x, respectively, for the selected measurement periods of the latest twelve months through September 30, 2013, and forecasted 2013 and 2014. As the estimated fair value of AQH, ERG and legacy TECH was greater than the carrying value, no Step 2 test for goodwill impairment was required. The Company did not prepare updated goodwill impairment analyses as of December 31, 2013 for any reporting unit, as there were no indicators during the quarter that would have required such analysis.

The Company believes that its assumptions used to estimate the fair value of AQH, ERG and legacy TECH as of the first day of the fourth quarter were reasonable. If different assumptions were used, particularly with respect to estimating future cash flows, weighted average costs of capital, and terminal growth rates, different estimates of fair value may have resulted. The estimated fair values of the AQH, ERG, and legacy TECH reporting units would have to decrease by approximately 50.7%, 39.5%, and 23.8%, respectively, before a potential impairment would be recognized.

2012 Goodwill Impairment Testing

For the 2012 annual impairment test for AQH and ERG, the Company determined, based on the qualitative analysis performed , that it was more likely than not that the fair value of each of AQH and ERG was greater than their carrying amounts as of the first day of the fourth quarter. Accordingly, the Company was not required to perform the two-step impairment test as of that date with respect to these reporting units.

For the 2012 annual impairment test for legacy TECH, the Company estimated the fair value of the reporting unit using a weighted average of 50% for the DCF approach and 50% for the EBITDA approach, which it determined to be the most representative allocation for the estimate of the long-term fair value of the reporting unit. The legacy TECH valuation assumed a taxable transaction, with a WACC of 16.9%, and EBITDA multiples in the range of 7.5x to 8.5x for the selected measurement periods of the latest twelve months through September 29, 2012, and forecasted 2012 and 2013. As the estimated fair value of legacy TECH was greater than the carrying value, no Step 2 test for goodwill impairment was required.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Goodwill Activity

The following table presents a summary of the activity in goodwill by reporting segment for the years ended December 31, 2014 and 2013:

	Dec. 31, 2012 (1)	Acquisitions (2)	Dec. 31, 2013 (1)	Acquisitions and Impairments (2)	Dec. 31, 2014 (1)
	(Dollar amounts in millions)
Air Quality and Home Solutions (“AQH”):
Gross goodwill	$156.8	$—	$156.8	$—	$156.8
Impairment losses	—	—	—	—	—
Net AQH goodwill	156.8	—	156.8	—	156.8
Security and Control Solutions (“SCS”):
Gross goodwill	15.8	65.1	80.9	—	80.9
Impairment losses	—	—	—	—	—
Net SCS goodwill	15.8	65.1	80.9	—	80.9
Ergonomic and Productivity Solutions (“ERG”):
Gross goodwill	131.4	—	131.4	—	131.4
Impairment losses	—	—	—	—	—
Net ERG goodwill	131.4	—	131.4	—	131.4
Residential and Commercial HVAC (“RCH”):
Gross goodwill	—	—	—	105.2	105.2
Impairment losses	—	—	—	—	—
Net RCH goodwill	—	—	—	105.2	105.2
Audio, Video and Control Solutions ("AVC")
Gross goodwill	3.6	0.8	4.4	—	4.4
Impairment losses	—	—	—	(4.4)	(4.4)
Net AVC goodwill	3.6	0.8	4.4	(4.4)	—
Consolidated goodwill:
Gross goodwill	307.6	65.9	373.5	105.2	478.7
Impairment losses	—	—	—	(4.4)	(4.4)
Net consolidated goodwill	$307.6	$65.9	$373.5	$100.8	$474.3

(1)	The CAS reporting unit did not have goodwill in any period presented.

(2)
Acquisition adjustments recorded during 2014 for the RCH segment relate to the acquisition of Reznor and Phoenix. Acquisition adjustments recorded during 2013 for the SCS and AVC segments relate to the acquisition of 2GIG and Gefen Distribution, respectively. See Note 2, “Acquisitions”.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Other Intangible Assets

The table that follows presents the Company's major components of intangible assets as of December 31, 2014 and 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Remaining Useful Lives
	(Amounts in millions, except for useful lives)
December 31, 2014
Trademarks	$179.8	$(34.4)	$145.4	16.9
Developed technology	88.1	(29.1)	59.0	7.0
Customer relationships	562.1	(128.8)	433.3	12.3
Others	23.5	(18.6)	4.9	1.4
	$853.5	$(210.9)	$642.6	12.8

December 31, 2013
Trademarks	$164.8	$(30.7)	$134.1	16.5
Developed technology	78.4	(23.8)	54.6	9.0
Customer relationships	560.9	(108.7)	452.2	13.6
Others	23.4	(15.4)	8.0	3.4
	$827.5	$(178.6)	$648.9	13.7

Developed technology, trademarks and customer relationships are amortized on a straight-line basis. Amortization of intangible assets charged to operations amounted to approximately $60.0 million, $51.3 million, and $44.3 million for the three years ended December 31, 2014, respectively.

As of December 31, 2014, the estimated future intangible asset amortization expense aggregated approximately $642.6 million as follows:

Year Ended December 31,	Annual Amortization Expense
(Dollar amounts in millions)

2015	$59.7
2016	56.0
2017	55.7
2018	55.4
2019	55.4
2020 and thereafter	360.4

Other Long-Lived Asset Impairment Charges

In addition to the 2014 non-cash long-lived asset impairment charges for intangible assets and property and equipment noted previously for the AVC entities, the Company recorded a non-cash long-lived asset impairment charge of approximately $4.3 million in 2013 related to the write-down of property and equipment in connection with the exit in the first quarter of 2014 of a product line within the AQH segment. There were no long-lived asset impairment charges recorded during 2012.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

4.	NOTES, MORTGAGE NOTES AND OBLIGATIONS PAYABLE
Short-term bank obligations

Short-term bank obligations at December 31, 2014 and 2013 consist of the following:

	December 31,
	2014	2013
	(Dollar amounts in millions)
Secured lines of credit and bank advances of the Company’s foreign subsidiaries	$0.6	$0.7

Short-term bank obligations of the Company's foreign subsidiaries are secured by accounts receivable of the Company's foreign subsidiaries with an aggregate net book value of approximately $0.6 million, and have a weighted average interest rate of approximately 7.6% at December 31, 2014.

Notes, Mortgage Notes and Obligations Payable

Notes, mortgage notes and obligations payable consist of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(Dollar amounts in millions)
8.5% Senior Notes due 2021, net of premium of approximately $4.8 million and $6.3 million at December 31, 2014 and 2013, respectively	$739.8	$741.3
10% Senior Notes due 2018	250.0	250.0
Senior secured term loan facility due 2020, net of discount of approximately $1.6 million at December 31, 2014	346.6	—
Senior secured term loan facility due 2017, net of discount of approximately $1.3 million at December 31, 2013	—	91.7
ABL Facility	—	—
Mortgage notes payable, net of discount of approximately $0.1 million at December 31, 2014 and 2013, respectively.	1.3	1.6
Other, net of discount of approximately $0.2 million and $0.4 million at December 31, 2014 and 2013, respectively	8.0	11.5
	1,345.7	1,096.1
Less amounts included in current liabilities	6.3	2.8
	$1,339.4	$1,093.3

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Second Quarter 2014 Debt Transactions

In connection with the acquisition of Reznor, on April 30, 2014, the Company entered into a new senior secured term loan facility due 2020 for $350.0 million (the "Term Loan Facility"). The net proceeds from the Term Loan Facility were used to acquire Reznor and to repay all of the outstanding secured debt under the Company's previously existing senior secured term loan due 2017, which had an aggregate principal amount outstanding of approximately $93.0 million upon repayment. The Company incurred fees and expenses of approximately $6.3 million, of which approximately $4.6 million has been included in deferred financing costs and are being recognized in accordance with the effective interest rate method. The redemption of the previously existing senior secured term loan facility resulted in a pre-tax loss of approximately $2.3 million in 2014.

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

The indenture governing the 8.5% Notes contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and the sale of assets (all as defined in the indenture and other agreements). At December 31, 2014, the Company's 10% Notes were the most restrictive. As of December 31, 2014, the Company was in compliance with all covenants under the indenture that governs the 8.5% Notes and believes it is reasonably assured that it will comply with the covenants for the foreseeable future.

10% Senior Notes due 2018

On November 23, 2010, the Company issued $250.0 million principal amount of 10% Senior Notes due December 1, 2018 (the "10% Notes”). The 10% Notes are unconditionally guaranteed on a senior unsecured basis by each of the Company's current and future domestic subsidiaries that guarantee its obligations under the ABL Facility. Net proceeds from the sale of the 10% Notes, after deducting underwriting commissions and expenses, amounted to approximately $243.2 million.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

The indenture governing the 10% Notes contains certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations and the sale of assets (all as defined in the indenture and other agreements). As of December 31, 2014, the Company had the capacity to make certain payments, including dividends, under the 10% Notes of approximately $72.5 million. As of December 31, 2014, the Company was in compliance with all covenants under the indenture that governs the 10% Notes and believes it is reasonably assured that it will comply with the covenants for the foreseeable future.

Term Loan and ABL Facilities

The Term Loan Facility is repayable in quarterly installments of $875,000 with a balloon payment for the remaining balance due on October 30, 2020. Loans under the Term Loan Facility bear interest, at the Company's option, at a rate per annum equal to either (1) a Base Rate (as defined in the credit agreement governing the Term Loan Facility) or (2) a Eurodollar Rate (as defined in the credit agreement governing the Term Loan Facility), in each case plus an applicable margin. The interest rate related to the Term Loan Facility was approximately 3.75% at December 31, 2014.

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

At December 31, 2014, there were no requirements to prepay outstanding amounts under the Term Loan Facility. The Company may voluntarily prepay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to Eurodollar Rate loans.

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

As of December 31, 2014, there were no outstanding borrowings and approximately $12.5 million in outstanding letters of credit under the ABL Facility. Based on the December 2014 borrowing base calculations, the Company had excess availability of approximately $287.5 million at December 31, 2014.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

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

The Company will be required to deposit cash daily from its material deposit accounts (including all concentration accounts) into collection accounts maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit, if (i) excess availability (as defined in the ABL Facility) falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing. Based on the December 2014 borrowing base calculations, the Company had approximately $250.0 million of excess availability before triggering the cash deposit requirements at December 31, 2014. In addition, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base or (ii) an event of default has occurred and is continuing, the Company will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. The Company’s ability to meet the required fixed charge coverage ratio can be affected by events beyond its control. A breach of any of these covenants could result in a default under the ABL Facility.

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

All obligations under the Company's Term Loan Facility and ABL Facility are unconditionally guaranteed by substantially all existing and future, direct and indirect, wholly-owned domestic (and, in the case of the ABL Facility, Canadian) restricted subsidiaries of the Company. All obligations under the Company's Term Loan Facility and ABL Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company's assets and the assets of the guarantors, including:

•
a second-priority security interest in the case of the Term Loan Facility, and a first-priority security interest in the case of the ABL Facility, in personal property consisting of accounts receivable, inventory, cash, deposit accounts, and certain related assets and proceeds of the foregoing; and

•
a first-priority security interest in the case of the Term Loan Facility, and a second-priority interest in the case of the ABL Facility, in, and mortgages on, substantially all of the Company's material owned real property and equipment and in the case of the Term Loan Facility, a pledge of the capital stock of any direct subsidiaries held by guarantor (limited for certain foreign subsidiaries to 65% of the voting capital of first-tier foreign subsidiaries).

The Term Loan Facility and ABL Facility agreements contains certain restrictive financial and operating covenants, including covenants that restrict the Company's ability and the ability of its subsidiaries to complete acquisitions, pay dividends, incur indebtedness or liens, make investments, sell assets and take certain other corporate actions. As of December 31, 2014, the Company was in compliance with all covenants under the agreements that govern the Term Loan Facility and the ABL Facility and believes it is reasonably assured that it will comply with the covenants for the foreseeable future.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Other Indebtedness

Mortgage notes payable of approximately $1.3 million outstanding at December 31, 2014 includes various mortgage notes and other related indebtedness payable in installments through 2019. These notes have a weighted average interest rate of approximately 2.7% and are collateralized by property and equipment with an aggregate net book value of approximately $3.7 million at December 31, 2014.

Other obligations, including capital leases, of approximately $8.0 million outstanding at December 31, 2014 include borrowings relating to equipment purchases, notes payable issued for acquisitions and other borrowings bearing interest at rates ranging from approximately 5.8% to 12.2% and maturing at various dates through 2020. Approximately $4.6 million of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $12.3 million at December 31, 2014.

Fourth Quarter 2012 Debt Transaction

On October 18, 2012, the Company issued $235.0 million aggregate principal amount of 8.5% Senior Notes due 2021 (the "New 8.5% Notes") which were offered as additional notes under the indenture pursuant to which the Company previously issued $500.0 million aggregate principal amount of 8.5% Senior Notes due 2021.

The Company received approximately $251.7 million of gross proceeds in connection with the issuance of these notes, which were used to pay down an equal amount of aggregate principal of the Company's previously existing senior secured term loan due 2017. The Company used cash on hand to pay accrued interest of approximately $1.8 million related to the previously existing senior secured term loan due 2017 and to pay underwriting, legal, and accounting fees of approximately $4.7 million related to the issuance of the New 8.5% Notes.

Certain holders of the New 8.5% Notes had previously held loans under the Company's previously existing senior secured term loan due 2017 up to the time they were paid down. In accordance with ASC 470-50, "Debt Modifications and Extinguishments" (“ASC 470-50”), the Company determined that of the net total of the related previously existing senior secured term loan due 2017 original issue discounts, New 8.5% Note premiums, underwriting commissions, legal, accounting and other expenses, approximately $6.4 million should be recorded as a loss on debt retirement, and approximately $3.9 million and $15.1 million should be recorded as deferred debt expense and debt premium, respectively, and amortized over the life of the New 8.5% Notes.

Scheduled Maturities

At December 31, 2014, the maturities for the Company’s notes, mortgage notes and obligations payable (excluding approximately $4.8 million of unamortized debt premium and approximately $1.9 million of unamortized debt discount) were:

Year Ended December 31,	Debt Obligation Maturities
(Dollar amounts in millions)
2015	$6.3
2016	4.8
2017	4.6
2018	254.3
2019	3.7
Thereafter	1,069.1

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

5.	EXIT AND DISPOSAL ACTIVITIES

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

The Company expects that the range of total cost to complete the Manufacturing Rationalization & Relocation Initiatives is as follows:

	Low (1)	High (1)
	(Dollar amounts in millions)
Employee-related costs	$9.5	$10.5
Other costs, including machinery and equipment relocation and installation	8.5	9.5
	$18.0	$20.0

(1)	The range of total estimated exit and disposal activities by segment are as follows:

	Low	High
	(Dollar amounts in millions)
RCH	$16.8	$18.8
CAS	1.2	1.2
	$18.0	$20.0

Cash expenditures began in the second quarter of 2013 and are expected to continue through fiscal year 2015. In connection with the Manufacturing Rationalization & Relocation Initiatives, the Company has incurred cumulative costs of approximately $15.3 million (of which approximately $14.1 million and $1.2 million were recorded in the RCH and CAS segments, respectively).

The following table sets forth the changes to the liability for the Manufacturing Rationalization & Relocation Initiatives during the year ended December 31, 2014:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2013	$7.0	$—	$7.0
Provision (1)	1.2	5.8	7.0
Payments	(3.0)	(5.8)	(8.8)
Other	—	—	—
Balance, December 31, 2014	$5.2	$—	$5.2

(1)	During 2014, approximately $6.2 million and $0.8 million were recorded in the RCH and CAS segments, respectively.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

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

The Company has substantially completed the Warehousing & Distribution Consolidation and has incurred cumulative severance and other costs of approximately $3.0 million, of which approximately $2.0 million, $0.6 million, and $0.4 million were recorded in the SCS, ERG, and combined AVC segments, respectively.

The following table sets forth the changes to the liability for the Warehousing and Distribution Consolidation during the year ended December 31, 2014:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2013	$0.7	$0.3	$1.0
Provision (1)	0.1	1.1	1.2
Payments	(0.8)	(0.9)	(1.7)
Other	—	—	—
Balance, December 31, 2014	$—	$0.5	$0.5

(1)	During 2014, approximately $0.8 million, $0.1 million, and $0.3 million were recorded in the SCS, ERG, and combined AVC segments, respectively.

Subsidiary Combinations

The Company has combined, or is in the process of combining, the operations of certain subsidiaries in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth ("Subsidiary Combinations").  The total expected costs related to one time termination benefits and other costs associated with Subsidiary Combinations are estimated to be approximately $17.8 million to $18.3 million. Total expected costs by segment are as follows:

	Low	High
	(Dollar amounts in millions)
SCS	$0.9	$0.9
RCH	1.4	1.9
AVC	15.5	15.5
	$17.8	$18.3

In connection with Subsidiary Combinations, the Company has incurred cumulative costs of approximately $17.7 million, of which approximately $0.9 million, $1.3 million and $15.5 million was recorded in the SCS, RCH, and combined AVC segments, respectively. These costs consist of one time termination benefits of approximately $5.0 million, approximately $3.5 million in costs to reduce inventory values for certain products to their expected net realizable amount, and facility exit and other costs of approximately $9.2 million.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

The following table sets forth the changes to the liability for Subsidiary Combinations during the year ended December 31, 2014:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2013	$0.9	$0.8	$1.7
Provision (1)	1.5	2.9	4.4
Payments	(1.5)	(2.7)	(4.2)
Other	(0.2)	—	(0.2)
Balance, December 31, 2014	$0.7	$1.0	$1.7

(1)	During 2014, approximately $0.2 million, $1.3 million, and $2.9 million was recorded in the SCS, RCH, and combined AVC segments, respectively.

Best Restructuring

In 2011, management approved a plan to reduce costs and improve production efficiencies at Best, one of the Company's AQH subsidiaries, including transferring certain operations from Italy to Poland (the "Best Restructuring"). The total expected costs related to contractual termination benefits and other costs associated with the Best Restructuring are estimated to be approximately $17.6 million. In connection with the Best Restructuring, the Company has incurred cumulative costs through 2014 of approximately $17.6 million, consisting of contractual termination benefits of approximately $17.2 million and other costs of approximately $0.4 million.

The following table sets forth the changes to the liability for the Best Restructuring during the year ended December 31, 2014:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2013	$5.5	$—	$5.5
Provision	0.3	—	0.3
Payments	(5.2)	—	(5.2)
Other	(0.2)	—	(0.2)
Balance, December 31, 2014	$0.4	$—	$0.4

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Summary of Exit and Disposal Activities

The following table outlines amounts recorded within the consolidated statement of operations associated with the Company's exit and disposal activities for the years ended December 31, 2014, 2013 and 2012:

	For the year ended December 31,
	2014			2013			2012
	SG&A	COGS	Total	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation Initiatives	$—	$7.0	$7.0	$—	$8.3	$8.3	$—	$—	$—
Warehousing & Distribution Consolidation	0.3	0.9	1.2	0.1	1.7	1.8	—	—	—
Subsidiary Combinations	3.1	1.3	4.4	5.3	1.9	7.2	3.7	2.4	6.1
Best Restructuring	0.3	—	0.3	—	(0.2)	(0.2)	—	1.8	1.8
Other	—	—	—	—	—	—	—	1.2	1.2
Total	$3.7	$9.2	$12.9	$5.4	$11.7	$17.1	$3.7	$5.4	$9.1

6.	COMMITMENTS AND CONTINGENCIES

Lease Obligations

At December 31, 2014, the Company is obligated under operating lease agreements for the rental of certain real estate and machinery and equipment used in its operations. At December 31, 2014, future minimum rental obligations aggregated approximately $88.0 million and are payable as follows:

Year Ended December 31,	Future Minimum Rental Obligations
(Dollar amounts in millions)
2015	$21.6
2016	17.2
2017	13.8
2018	10.4
2019	8.5
Thereafter	16.5

Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Under certain of these lease agreements, the Company or its subsidiaries are also obligated to pay insurance and taxes. Certain of the Company’s operating lease arrangements for the rental of real estate contain renewal options.  The Company has reviewed the provisions of the renewal options and determined that none of the renewal options represent bargain renewal options.  In addition, certain of the Company's operating lease arrangements for the rental of real estate contain certain restrictions, including restrictions on use and sublease of the leased properties.  The Company has evaluated the restrictions and determined that none of the restrictions limit its ability to utilize the property for its intended purpose. At December 31, 2014, the Company is obligated under operating lease agreements for the rental of certain real estate with lease terms ranging from 1 year to 29 years and machinery and equipment used in its operations with lease terms ranging from 2 years to 5.5 years.

Rental expense charged to continuing operations in the accompanying consolidated statements of operations was approximately $29.9 million, $32.7 million and $34.3 million for 2014, 2013 and 2012, respectively.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Indemnifications

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries, including certain pension and environmental liabilities.  The Company has recorded liabilities in relation to these indemnifications in the accompanying unaudited condensed consolidated balance sheet as follows:

	For the year ended December 31,
	2014	2013
	(Dollar amounts in millions)

Accrued expenses	$2.5	$2.4
Other long-term liabilities	2.4	2.7
	$4.9	$5.1

Undiscounted future payments	$5.1	$5.4

Product Warranty and Recall Reserves

The Company sells a number of products and offers a number of warranties including, in some instances, extended warranties for which the Company receives proceeds.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs that may be incurred under its warranties, with the exception of extended warranties, and records a liability for such costs at the time of sale.  Warranty costs are included in cost of products sold. Deferred revenue from extended warranties is recorded at estimated fair value and is amortized over the life of the warranty and periodically reviewed to ensure that the amount recorded is equal to or greater than estimated future costs.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim, and new product introductions.  The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary.

Changes in the Company’s combined short-term and long-term warranty liabilities during 2014 and 2013 are as follows:

	December 31,
	2014	2013
	(Dollar amounts in millions)
Balance, beginning of period	$56.8	$54.7
Warranties provided during period (1)	26.6	30.8
Settlements made during period	(31.5)	(30.5)
Changes in liability estimate, including expirations and acquisitions	2.9	1.8
Balance, end of period	$54.8	$56.8

(1)
For 2013, includes additional warranties provided within the SCS segment of approximately $3.4 million related to a product safety recall and other warranty matters and additional warranties of approximately $6.5 million within the CAS segment related to a certain warranty matter.

The Company has undertaken several voluntary product recalls and reworks over the past several years and could do so in the future given the nature of the Company's business. Additional product recalls and reworks could result in material future costs. Many of the Company's products, especially certain models of bath fans, range hoods, and residential furnaces and air conditioners, have a large installed base, and any recalls or reworks related to such products could be particularly costly. The costs of product recalls or reworks are not generally covered by insurance. Recalls or reworks may adversely affect the Company's reputation as a manufacturer of high-quality, safe products and could have a material adverse effect on its financial condition, results of operations and cash flows.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Purchase Obligations

The Company has certain non-cancelable purchase obligations, which principally relate to the purchase of raw materials and components that are utilized in the Company’s products, as well as certain commitments for capital expenditures.  These purchase obligations are generally less than one year and as of December 31, 2014 totaled approximately $26.8 million.  There were no material purchase obligations in excess of quantities expected to be utilized in normal operations.

Other Commitments and Contingencies

During 2014, the Company completed construction and placed into service approximately $24.5 million and $7.0 million of buildings related to facilities in Mexico for the RCH and CAS segments, respectively. In accordance with the provisions of ASC 840, Leases, the Company was considered to be the owner of the asset during the construction period and the Company determined that the facilities did not qualify for de-recognition upon completion. These buildings are being depreciated over a 20 year estimated remaining useful life. The corresponding present values of the liabilities for the minimum monthly payments for these facilities are included in accrued liabilities for the current portion and other long-term liabilities for the long-term portion and are being amortized over 20 years using interest rates of approximately 7.5% and 6.4% for the RCH and CAS obligations, respectively. Annual minimum payments under these agreements are approximately $2.4 million and $0.6 million for the RCH and CAS obligations, respectively.

For reasons of quality assurance, scarcity or cost effectiveness, certain components and raw materials used in the manufacture of the Company’s products are available only from a limited number of suppliers. In the event that the Company is unable to obtain sufficient quantities of raw materials or components on commercially reasonable terms or in a timely manner, the Company’s ability to manufacture its products on a timely and cost-competitive basis may be compromised, which may have a material adverse effect on its business, financial condition and results of operations. To date, the Company has not experienced any material adverse effect on its financial condition or results of operations due to supplier limitations.

As previously reported, as part of the Company's routine internal audit activities, it discovered certain questionable hospitality, gift and payment practices, and other expenses at the Company’s subsidiary, Linear Electronics (Shenzhen) Co. Ltd. (“Linear China”), which are inconsistent with the Company’s policies and raise concerns under the U.S. Foreign Corrupt Practices Act and perhaps under other applicable anti-corruption laws. The Company initiated an internal investigation into these practices and payments with the assistance of outside counsel.

On January 7, 2015 and January 8, 2015, respectively, the Company voluntarily contacted the SEC and the DOJ to advise both agencies of the Company's internal investigation. The Company intends to cooperate with any SEC or DOJ investigation into these matters. The Company takes these matters very seriously and is committed to conducting its business in compliance with all applicable laws.

Based on information known at this time, the Company currently believes that the amount of the questionable expenses and payments is not material with respect to the Company’s financial condition or results of operations. However, at this time, the Company is unable to predict, what, if any, action may be taken by the DOJ or SEC or any penalties or remedial measures these agencies may seek, but intends to cooperate with both agencies. Any determination that the Company's operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, and equitable remedies, including disgorgement or injunctive relief. The Company cannot reasonably estimate the potential liability, if any, related to these matters resulting from any proceedings that may be commenced by the SEC, the DOJ or any other governmental authorities. Accordingly, no provision with respect to such matters has been recorded in the accompanying consolidated financial statements. For the year ended December 31, 2014, approximately $0.8 million was recorded for legal and other professional services incurred related to the internal investigation of this matter. The Company expects to incur additional costs relating to the investigation of this matter in 2015.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Product Liability Contingencies

Nortek Global HVAC LLC ("Nordyne"), our wholly owned subsidiary, is the defendant in a putative class action lawsuit in Florida, Harris, et al. v. Nordyne, LLC, Case No. 1:14-cv-21884-BB, filed in the United States District Court for the Southern District of Florida.  In addition, Nortek, Inc., Nortek Global HVAC LLC and Nortek Global HVAC Latin America, Inc. are the defendants in a putative class action lawsuit in Tennessee, Bauer, et al. v. Nordyne, LLC et al., Case No. 3:14-cv-01940, filed in the United States District Court for the Middle District of Tennessee.  These lawsuits allege that evaporator and condenser coils in Nordyne’s residential heating and cooling products are susceptible to a type of potential corrosion of the copper tubing in the units that can result in coil leaks and/or failure of the units.  The Florida action was initiated on May 21, 2014 and seeks compensatory damages associated with Nordyne’s alleged wrongdoing, injunctive relief, and attorneys’ fees and costs.  The Tennessee action was initiated on October 3, 2014 and seeks damages associated with repairing, retrofitting and/or replacing the allegedly defective products, the loss of value due to the alleged defect, property damages associated with the alleged defect, injunctive relief, punitive damages, and attorneys’ fees and costs. No arguments or ruling with respect to class action status have occurred to date in either of these actions.  While these actions are in their initial stages, the Company believes it has meritorious defenses against these complaints.  At this time, the Company believes that the likelihood of a material loss in such matters is remote and has not recognized a loss or liability in these actions; however, it is possible that events could occur that would change the likelihood of a material loss, which could ultimately have a material impact on our business.  The Company will continue to assess the likelihood of a material loss as the actions progress.

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
December 31, 2014

7.	ACCRUED EXPENSES AND TAXES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes included in current liabilities in the accompanying consolidated balance sheet consist of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(Dollar amounts in millions)
Payroll, pension and employee benefits	$65.0	$67.9
Product liability reserves	8.7	8.1
Worker's compensation reserves	1.9	2.5
Other insurance reserves, including employee health benefit accruals	5.7	4.7
Interest	15.7	16.1
Exit and disposal activities	7.8	12.2
Product warranty	26.6	30.4
Sales and marketing expenditures	34.0	28.3
Other, net	57.0	61.3
	$222.4	$231.5

Accrued expenses included in other long-term liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(Dollar amounts in millions)
Employee pension retirement benefit obligation	$53.3	$43.0
Product warranty	28.2	26.4
Post-retirement health benefit obligations	1.4	1.6
Product liability reserves	32.5	40.2
Worker's compensation reserves	0.1	0.2
Other insurance reserves	3.3	3.7
Exit and disposal activities	—	3.0
Mexico facility	30.3	33.6
Uncertain tax positions	22.4	24.8
Other, net	14.4	12.4
	$185.9	$188.9

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

8.	INCOME TAXES

The following is a summary of the components of (loss) earnings before (benefit) provision for income taxes for the periods presented:

	For the year ended December 31,
	2014	2013	2012
	(Dollar amounts in millions)
Domestic	$(78.8)	$(31.8)	$0.2
Foreign	13.8	20.4	24.6
	$(65.0)	$(11.4)	$24.8

The following is a summary of the (benefit) provision for income taxes included in the accompanying consolidated statements of operations for the periods presented:

	For the year ended December 31,
	2014	2013	2012
	(Dollar amounts in millions)
Current:
Federal	$4.7	$0.3	$0.6
State	0.3	(2.1)	2.2
Foreign	13.7	6.4	8.2
Total current (benefit) provision for income taxes	18.7	4.6	11.0
Deferred:
Federal	(31.5)	(3.5)	3.3
State	(3.3)	(4.2)	1.0
Foreign	(3.3)	—	—
Total deferred (benefit) provision for income taxes	(38.1)	(7.7)	4.3

(Benefit) provision for income taxes	$(19.4)	$(3.1)	$15.3

The Company has recorded approximately $3.2 million of realized tax benefits related to deductions for share-based compensation in excess of the corresponding book expense to additional paid in capital in 2014. The Company has approximately $4.6 million of remaining excess tax benefits that will be recognized as a credit to additional paid in capital when the benefits are realized on a tax return.  The Company accounts for share-based compensation deductions on the basis that these are the last tax benefits that are utilized. The Company also recorded a benefit to other comprehensive income of approximately $4.6 million related to deferred income taxes on pension liability (Note 13, “Pension, Profit Sharing and Other Post-Retirement Benefits”).

Income tax payments, net of refunds, for 2014, 2013 and 2012 were approximately $14.4 million, $12.2 million and $5.9 million, respectively.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

The following table reconciles the federal statutory income tax (benefit) provision and rate to the actual income tax (benefit) provision and related effective tax rate for the periods presented:

	For the year ended December 31,
	2014		2013		2012
	$	%	$	%	$	%
	(Dollar amounts in millions)
Income tax at the federal statutory rate	$(22.7)	35.0%	$(4.0)	35.0%	$8.7	35.0%
Net change from federal statutory rate:
Change in valuation allowance related to deferred tax assets	6.1	(9.4)	5.3	(46.5)	6.2	24.9
Change in uncertain tax positions, including interest	0.9	(1.4)	(1.5)	13.2	0.3	1.1
State income tax, net of federal income tax effect	(1.9)	2.9	(4.1)	35.9	2.1	8.4
Tax effect resulting from foreign activities and foreign dividends	(1.9)	2.9	0.5	(4.3)	(3.3)	(13.4)
Non-deductible expenses	2.6	(4.0)	0.9	(7.9)	2.3	9.4
Research credits	(2.5)	3.8	(1.8)	15.8	(1.7)	(6.7)
Other, net	—	—	1.6	(14.0)	0.7	3.0
	$(19.4)	29.8%	$(3.1)	27.2%	$15.3	61.7%

The tax effect of temporary differences which give rise to significant portions of deferred income tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
	(Dollar amounts in millions)
Deferred Tax Assets:
Accounts receivable	$5.9	$3.9
Inventories	1.5	—
Warranty accruals	18.7	20.6
Other assets	33.5	25.0
Goodwill	23.3	30.0
Insurance reserves	15.1	18.0
Prepaid pension assets	18.0	12.6
Capital losses and carry forwards	1.2	1.0
Net operating losses	53.0	48.1
	170.2	159.2
Valuation allowances	(54.3)	(46.2)
Net Deferred Tax Assets	$115.9	$113.0

Deferred Tax Liabilities:
Property and equipment, net	$(14.3)	$(14.1)
Intangible assets, net	(191.1)	(227.7)
Other reserves, liabilities and assets, net	(5.9)	(0.6)
	$(211.3)	$(242.4)

Net Deferred Tax Liabilities	$(95.4)	$(129.4)

The above are reflected in the Company's consolidated balance sheet as short-term deferred tax assets of approximately $28.1 million and $29.7 million at December 31, 2014 and 2013, respectively, and long-term deferred tax liabilities of approximately $123.5 million and $159.1 million at December 31, 2014 and 2013, respectively.

The Company has assessed the realizability of its deferred tax assets. The Company has sufficient reversing deferred tax liabilities available so that it is more likely than not that its federal deferred tax assets will be realized. The Company continues to maintain a valuation allowance for certain foreign net operating loss carryforwards, state net operating loss carryforwards, deferred state tax assets and for certain federal deferred tax assets that, if recognized, would result in capital losses. The increase in valuation allowance for 2014 relates to losses of certain foreign subsidiaries and losses in certain domestic jurisdictions. The Company

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

has determined, based on the history of losses at these subsidiaries, and expectations for the future, a valuation allowance is required for these loss carry-forwards since it is more likely than not that these loss carry-forwards will not be realized.

At December 31, 2014, the Company has not provided United States income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $66.2 million, as those amounts are considered indefinitely invested. Due to the complexities of the U.S. tax law, including the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested. The Company has provided United States income taxes and foreign withholding taxes on approximately $5.0 million of unremitted foreign earnings which are not indefinitely invested.

The Company has state net operating losses with a tax effect of approximately $20.2 million in various jurisdictions which will begin to expire in 2015.

 The Company has approximately $113.3 million of foreign net operating loss carry-forwards that, if utilized, would offset future foreign tax payments. Approximately $107.0 million of these foreign net operating losses have an indefinite carry-forward period and the remaining foreign net operating losses will expire at various times beginning in 2017. The Company has recorded a full valuation allowance against these losses.

 A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
	(Dollar amounts in millions)

Balance at January 1,	$30.7	$32.6
Gross increases related to positions taken in the current year	2.2	3.9
Gross increases related to positions taken in prior periods	1.4	1.6
Increases related to acquisitions	—	0.2
Decreases related to settlements with taxing authorities	(0.8)	(2.3)
Decreases due to lapse of statutes of limitation related to state tax and foreign items	(3.3)	(4.1)
Decreases related to positions taken in the current year	(6.0)	$(1.2)
Balance at December 31,	$24.2	$30.7

As of January 1, 2014, the Company had a liability of approximately $20.8 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  The liability for unrecognized tax benefits at December 31, 2014 was approximately $18.3 million. The liability for unrecognized tax benefits is included in other long-term liabilities on the accompanying consolidated balance sheet. The corresponding amount of gross unrecognized tax benefits was approximately $24.2 million and $30.7 million at December 31, 2014 and 2013, respectively. The difference between the total unrecognized tax benefits and the amount of the liability for unrecognized tax benefits represents unrecognized tax benefits that have been netted against deferred tax assets in accordance with ASU No. 2013-11.

During 2014, the Company decreased the reserve for unrecognized tax benefits related to uncertainties surrounding the timing of deductions related to intercompany transactions with foreign affiliates. This item resulted in a decrease of approximately $5.7 million in the liability for unrecognized tax benefits, with a corresponding decrease in deferred tax assets of approximately $5.7 million.

During 2014, the Company recorded a liability for unrecognized tax benefits in connection with an ongoing tax matter involving a foreign subsidiary. The Company recorded a gross reserve of approximately $1.3 million, and related accrued interest of approximately $1.2 million. The Company also recorded a corresponding deferred tax asset related to the U.S. tax deduction for these items of approximately $0.9 million. The total amount provided for this item was approximately $1.6 million.

During 2014, the Company also reversed approximately $3.3 million in uncertain tax positions related to the expiration of the statute of limitations.  This amount was offset by a corresponding reversal of an offsetting related tax asset of approximately $1.4 million.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

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

During the fourth quarter of 2013, the Company recorded a benefit of approximately $2.1 million related to the expiration of the statute of limitations in connection with unrecognized tax benefits that related to periods prior to the acquisition of Ergotron. This unrecognized tax benefit was subject to an indemnification claim from the seller. As a result, the corresponding indemnification asset was written-off as part of SG&A in the fourth quarter of 2013.

As of December 31, 2014 and 2013, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate is approximately $11.3 million and $10.9 million, respectively. The difference between the total amount of uncertain tax positions and the amount that would affect the effective tax rate represents the federal tax effect of state tax items, items that offset temporary differences, and items that will result in a reduction of other tax assets.

As of December 31, 2014, the Company had approximately $0.8 million in unrecognized benefits relating to various tax issues, for which the statute of limitations is expected to expire in 2015.

As of December 31, 2014 and 2013, the total amount of accrued interest and penalties related to uncertain tax positions was approximately $4.1 million and $4.0 million, respectively.  In 2014, the Company has recorded a provision of approximately $0.3 million as part of its 2014 tax provision related to a net reduction in interest on uncertain tax positions. The Company has included a benefit of approximately $0.3 million as part of its 2013 tax provision related to a net reduction in interest on uncertain tax positions. The Company has included a provision of approximately $0.5 million as part of its 2012 tax provision related to an increase of interest on uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

The Company's consolidated federal tax return has been audited through the period ended December 31, 2009. The Company's state and foreign tax filings generally remain open to examination by the relevant tax authority for the tax years 2010 through 2014. One of the Company's foreign subsidiaries is currently under audit for the years 2007 - 2012. In connection with this audit, the Company has recorded a liability of approximately $0.8 million for potential income tax liabilities and approximately $0.7 million for additional VAT liabilities. The Company has reached a settlement related to income tax issues in these audit years, which is consistent with the reserves that were recorded.

9.	SEGMENT INFORMATION AND CONCENTRATION OF CREDIT RISK

The Company's five principal reporting segments are as follows:

•	the Air Quality and Home Solutions, formerly Residential Ventilation (“RESV”), segment,

•	the Security and Control Solutions, formerly Technology Solutions (“TECH”), segment,

•	the Ergonomic and Productivity Solutions, formerly Display Mount Solutions ("DMS"), segment,

•	the Residential and Commercial HVAC, formerly Residential Heating and Cooling (“RHC”), segment, and

•	the Custom and Commercial Air Solutions, formerly Custom & Engineered Solutions (“CES”), segment.

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

The AQH segment primarily manufactures and distributes room and whole house ventilation products for the professional remodeling and replacement markets, residential new construction market, and do-it-yourself market. The principal products sold by this segment include kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units), and indoor air quality products (such as air exchangers and heat energy recovery ventilators).   Sales of the Company’s kitchen range hoods and exhaust fans within the AQH segment accounted for approximately 9.6% and 9.1%, respectively, of consolidated

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

net sales for 2014, approximately 10.7% and 9.8%, respectively, of consolidated net sales in 2013 and approximately 11.6% and 10.0%, respectively, of consolidated net sales in 2012.

The SCS segment manufactures and distributes a broad array of products designed to provide convenience and security primarily for residential applications. The principal product categories in this segment include security, automation and access control equipment and systems. Sales of security systems and components with the SCS segment accounted for approximately 12.8% and 10.1% of consolidated net sales for 2014 and 2013, respectively. During 2012, sales of security systems and components accounted for less than 10% of consolidated net sales.

The ERG segment manufactures and distributes a broad array of innovative products designed with ergonomic features including wall mounts, carts, arms, desk mounts, workstations, and stands that attach to or support a variety of display devices such as notebook computers, computer monitors, and flat panel displays. Sales of the Company's digital display mounting and mobility products within the ERG segment accounted for approximately 11.6%, 12.0% and 12.9% of consolidated net sales in 2014, 2013 and 2012, respectively.

The RCH segment principally manufactures and sells split-system and packaged air conditioners and heat pumps, furnaces, air handlers and parts for the residential replacement and new construction markets. In addition, this segment produces unit heaters, radiant heaters and rooftop heating, ventilation and cooling products primarily for industrial and commercial applications. Sales of products sold in the RCH segment accounted for approximately 22.3%, 18.1% and 17.3% of consolidated net sales in 2014, 2013 and 2012, respectively.

The CAS segment manufactures and sells custom-designed and engineered HVAC products and systems, primarily in North America, for non-residential applications. The principal products sold by the segment are air handlers and large custom rooftop cooling and heating products. Sales of the Company’s commercial air handlers within the CAS segment accounted for approximately 14.5%, 15.4% and 14.6% of consolidated net sales in 2014, 2013 and 2012, respectively.

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

The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies”. The Company evaluates segment performance based on operating earnings before allocations of corporate overhead costs and impairment charges. With the exception of intersegment net sales between the SCS segment and the AVC segments, intersegment net sales and intersegment eliminations are not material for any of the periods presented. The financial statement impact of all acquisition accounting adjustments, including intangible asset amortization and goodwill, are reflected in the applicable operating segment, which are the Company’s reporting units. Unallocated assets consist primarily of cash and cash equivalents, marketable securities, prepaid and deferred income taxes, deferred debt expense and long-term restricted investments and marketable securities.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Net sales, operating earnings (loss) and (loss) earnings before (benefit) provision for income taxes for the Company’s reporting segments for the three years ended December 31, 2014 were as follows:

	For the year ended December 31,
	2014	2013	2012
	(Dollar amounts in millions)
Net sales:
AQH	$595.1	$600.5	$598.3
SCS	436.5	347.2	224.7
ERG	294.4	274.5	284.6
RCH	568.9	415.2	381.8
CAS	488.6	470.8	513.9
AVC	162.6	179.7	198.0
Consolidated net sales	$2,546.1	$2,287.9	$2,201.3

Operating earnings (loss):
AQH	$67.6	$67.4	$73.3
SCS	44.5	20.5	16.3
ERG	45.5	38.2	33.1
RCH	24.9	13.1	8.5
CAS	25.1	26.2	42.9
AVC	(19.2)	(12.9)	(2.1)
Subtotal	188.4	152.5	172.0
Impairment of long-lived assets and goodwill	(80.4)	(4.3)	—
Unallocated, net	(65.1)	(60.3)	(44.4)
Consolidated operating earnings	42.9	87.9	127.6
Net interest expense	(105.6)	(99.3)	(96.4)
Loss from debt retirement	(2.3)	—	(6.4)
(Loss) earnings before (benefit) provision for income taxes	$(65.0)	$(11.4)	$24.8

Intersegment sales between the SCS segment and the AVC segments totaled approximately $16.0 million, $18.7 million and $20.9 million for 2014, 2013 and 2012, respectively.

See Note 5, “Exit & Disposal Activities” and Note 6, "Commitments & Contingencies", with respect to certain other items affecting segment earnings (loss).

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Depreciation expense, amortization expense and capital expenditures for the Company’s segments are presented in the table that follows for the periods presented:

	For the year ended December 31,
	2014	2013	2012
	(Dollar amounts in millions)
Depreciation Expense:
AQH	$9.2	$12.0	$13.7
SCS	4.1	4.6	2.1
ERG	4.6	4.8	5.3
RCH	12.2	9.0	8.9
CAS	7.3	6.9	6.0
AVC	3.3	2.2	2.3
Unallocated	2.5	1.1	0.2
Consolidated depreciation expense	$43.2	$40.6	$38.5
Amortization expense:
AQH (1)	$15.4	$15.4	$15.3
SCS (2)	13.2	13.5	3.7
ERG	12.9	12.9	12.1
RCH (3)	11.4	0.8	1.7
CAS	6.0	5.5	5.9
AVC	3.3	6.5	6.5
Unallocated	—	—	—
Consolidated amortization expense	$62.2	$54.6	$45.2
Capital Expenditures:
AQH	$10.0	$7.6	$5.7
SCS	2.9	6.6	2.8
ERG	3.6	3.5	4.5
RCH	7.2	6.1	1.4
CAS	6.3	11.0	6.5
AVC	1.8	3.9	1.4
Unallocated	7.6	5.2	2.7
Consolidated capital expenditures (4)(5)	$39.4	$43.9	$25.0

(1)	Includes an increase to cost of goods sold for inventory acquired in business combinations of approximately $0.2 million for 2013.

(2)	Includes an increase to cost of goods sold for inventory acquired in business combinations of approximately $3.1 million (related to the acquisition of 2GIG) for 2013.

(3)
Includes an increase to cost of goods sold for inventory acquired in business combinations of approximately $2.2 million (related to the acquisitions of Reznor and Phoenix) and $0.9 million for 2014 and 2012, respectively.

(4)	Includes capital expenditures financed under capital leases of approximately $0.5 million, $0.1 million and $0.9 million for 2014, 2013 and 2012, respectively.

(5)
Does not include the addition of approximately $24.5 million and $7.0 million related to the 2013 construction in progress of new facilities in Mexico for the RCH and CAS segments, respectively. See Note 6, “Commitments and Contingencies”.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Segment assets at December 31, 2014 and 2013 for the Company’s reporting segments are presented in the table that follows:

	December 31, 2014	December 31, 2013
	(Dollar amounts in millions)
Segment Assets:
AQH	$585.7	$610.7
SCS	339.6	327.7
ERG	365.0	378.4
RCH	538.2	175.0
CAS	190.7	199.0
AVC	63.2	148.9
	2,082.4	1,839.7
Unallocated:
Cash and cash equivalents, including current restricted cash	59.0	83.8
Deferred tax assets	28.1	29.7
Other assets, including long-term restricted investments	39.6	37.7
Consolidated assets	$2,209.1	$1,990.9

Foreign net sales were approximately 16.5%, 16.5%, and 18.7% of consolidated net sales for 2014, 2013, and 2012, respectively. Foreign net sales are attributed based on the location of the Company’s subsidiary responsible for the sale. Excluding financial instruments and deferred income taxes, foreign long-lived assets were approximately 11.8% and 9.3% of consolidated long-lived assets at December 31, 2014 and 2013, respectively.

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions. These risks are not significantly dissimilar among the Company’s five reporting segments. Accounts receivable from customers related to foreign operations at December 31, 2014 and 2013 was approximately 20.0% and 20.0% of consolidated accounts receivable, respectively.

No single customer accounts for 10% or more of consolidated net sales or accounts receivable.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

10.	EQUITY ACTIVITY

The authorized capital stock of Nortek consists of 10,000,000 shares of preferred stock with a $0.01 per share par value, none of which were issued or outstanding at December 31, 2014 and 2013, and 90,000,000 shares of common stock with a $0.01 per share par value, of which 16,254,153 shares and 15,887,649 shares were outstanding at December 31, 2014 and 2013, respectively.

Other Stock Transactions

In connection with the emergence from bankruptcy in 2009, Nortek issued warrants that were exercisable for a period of five years to purchase 789,474 shares of common stock at an exercise price of $52.80 per share. During 2014, 2013 and 2012, approximately 629,301, 46,837 and 96,444 warrants, respectively, were exercised for shares of Nortek's common stock primarily through net share settlements as permitted under the warrant agreement. The remaining 16,892 of unexercised warrants expired in 2014 and there are no warrants outstanding as of December 31, 2014.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net earnings (loss), unrealized gains and losses from foreign currency translation, and pension liability adjustments, net of tax attributes, which substantially relate to the pension liability adjustment. The components of the Company’s comprehensive income (loss) and the effect on earnings for the periods presented are detailed in the accompanying consolidated statements of comprehensive income (loss).

The balances of each component, net of tax attributes, within accumulated other comprehensive loss for the three years ended 2014 are as follows:

	Foreign Currency Translation	Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(Dollar amounts in millions)

Balance, December 31, 2011	$0.7	$(21.5)	$(20.8)

Other comprehensive income (loss) before reclassifications	1.4	(3.3)	(1.9)
Amounts reclassified from AOCI to SG&A (1)	—	0.4	0.4
Net other comprehensive income (loss), December 31, 2012	1.4	(2.9)	(1.5)

Balance, December 31, 2012	$2.1	$(24.4)	$(22.3)

Other comprehensive (loss) income before reclassifications	(3.0)	8.3	5.3
Amounts reclassified from AOCI to SG&A (1)	—	0.7	0.7
Net other comprehensive (loss) income, December 31, 2013	(3.0)	9.0	6.0

Balance, December 31, 2013	$(0.9)	$(15.4)	$(16.3)

Other comprehensive (loss) income before reclassifications	(7.9)	(11.7)	(19.6)
Amounts reclassified from AOCI to SG&A (1)	—	0.2	0.2
Net other comprehensive (loss) income, December 31, 2014	(7.9)	(11.5)	(19.4)

Balance, December 31, 2014	$(8.8)	$(26.9)	$(35.7)

(1)	For additional information, see Note 13, "Pension, Profit Sharing and & Other Post-Retirement Benefits".

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

11.	EARNINGS PER SHARE

Basic earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliations between basic and diluted (loss) earnings per share for the three years ended December 31, 2014 are as follows:

	For the year ended December 31,
	2014	2013	2012
	(Dollar amounts in millions, except per share data)

Net (loss) earnings	$(45.6)	$(8.3)	$9.5

Weighted average common shares outstanding	15,635,710	15,371,932	15,152,286
Dilutive effect of common share equivalents	—	—	378,919
Dilutive shares outstanding	15,635,710	15,371,932	15,531,205

Basic (loss) earnings per share	$(2.92)	$(0.54)	$0.63

Diluted (loss) earnings per share	$(2.92)	$(0.54)	$0.61

The effect of certain potential common share equivalents, as outlined below, were excluded from the computation of diluted shares outstanding for 2014, 2013 and 2012 as their inclusion would have been anti-dilutive. Restricted stock awards which vest based upon achievement of performance targets were excluded from the diluted shares outstanding as the performance targets had not been met as of the end of 2014, 2013 and 2012.

In reporting periods in which the Company reports a net loss, anti-dilutive shares consist of the weighted average common stock equivalents outstanding for the period. In those reporting periods in which the Company reports net income, anti-dilutive shares consist of those common stock equivalents that have either an exercise price above the average stock price for the period or the common stock equivalents’ related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares.

A summary of the weighted average anti-dilutive shares excluded from each of the three years ended December 31, 2014 is as follows:

	For the year ended December 31,
	2014	2013	2012
Warrants	461,275	652,048	777,419
Restricted stock	407,656	501,021	299,924
Stock options	599,692	669,942	27,774
Total	1,468,623	1,823,011	1,105,117

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

12.	SHARE-BASED COMPENSATION

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

Under the 2009 Plan, 2,885,907 shares were authorized for grant through December 17, 2019, of which 1,076,555 may be in the form of incentive stock options. The maximum number of shares for which options and stock appreciation rights may be granted to any participant in any calendar year is 627,990, and the maximum number of shares with respect to other awards denominated in shares in any calendar year is 627,990. The maximum value of cash payable with respect to awards denominated in cash or property that may be granted to any participant in any plan year is $5.0 million, subject to certain adjustments as defined. In the event that any outstanding award expires, is forfeited, canceled or otherwise terminated without the issuance of shares or is otherwise settled for cash, the shares subject to such award shall again be available for awards. At December 31, 2014, there are 1,148,218 remaining shares available for grant under the Incentive Plan.

Stock Options

The Company has awarded options with time based vesting to certain key employees. These options vest annually, on the anniversary of the date of grant, over three or five years provided the recipient remains employed by the Company. All options expire on the tenth anniversary of the grant date, unless terminated earlier.

The following table summarizes the Company's common stock option transactions for the three years ended December 31, 2014.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2011	714,866	$20.89
Granted	116,119	42.69
Exercised	(143,652)	17.50		$6.4
Forfeited	(27,000)	17.50
Canceled	—	—
Outstanding, December 31, 2012	660,333	$25.60
Granted	85,930	72.42
Exercised	(74,430)	20.62		$3.7
Forfeited	(41,153)	29.61
Outstanding, December 31, 2013	630,680	$32.31
Granted	75,780	73.75
Exercised	(131,974)	24.41		$7.4
Forfeited	(50,708)	44.02
Outstanding, December 31, 2014	523,778	$39.16	7.0

Options vested and exercisable as of December 31, 2014	293,231	$30.33	6.4	$15.0	(1)

Remaining options expected to vest as of December 31, 2014	215,337	$49.28	7.8	$6.9	(1)

(1)
The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between the estimated fair value of the Company's stock on December 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based upon the fair market value of the Company's common stock.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

The weighted average grant date fair value of options granted was approximately $29.92, $28.27 and $17.66 during the years ended December 31, 2014, 2013 and 2012, respectively.

The estimated fair value of the options granted was measured on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2014	2013	2012
Risk-Free Interest Rate	1.59%	0.77%	1.16%
Expected Term	6.0 years	6.0 years	6.60 years
Expected Volatility	40.0%	40.0%	40.0%
Expected Dividend Yield	—%	—%	—%

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, we have determined a specific forfeiture rate for certain employee groups based on the award date and have applied forfeiture rates ranging from approximately 0% to 26% at December 31, 2014 depending on the specific employee group. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

As of December 31, 2014, there was approximately $3.2 million of unrecognized compensation cost related to stock options granted under the Incentive Plan. This cost is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.7 years. Total compensation expense related to stock options was approximately $2.3 million, $2.2 million and $1.3 million for the three years ended December 31, 2014, 2013 and 2012, respectively. The related tax benefit recognized for 2014, 2013 and 2012 totaled approximately $0.9 million, $0.8 million and $0.3 million, respectively.

Restricted Stock

The Company has awarded performance based restricted shares of common stock to certain key employees. These shares are eligible to become vested in annual installments and, in some cases cumulatively, based upon the achievement of specified levels of Adjusted EBITDA, as defined, for each year. The shares, if any, are vested as of December 31 of each year. However, as the number of shares vesting is contingent upon the Company's financial results, determined based upon the issuance of audited financial statements, the actual issuance of shares to recipients does not occur until the first quarter of the following year.

The Company has also awarded time-based restricted shares of common stock to certain key employees. These shares vest annually, on the anniversary of the date of grant, over three or five years provided the recipient remains employed by the Company.

Restricted stock has the same cash dividend and voting rights as other common stock and, once issued, is considered to be legally issued and outstanding (even when unvested). Recipients of restricted stock are entitled to dividends when and if the Company pays a cash dividend on its common stock. Such dividends are not payable to the recipient until the vesting of the related restricted shares.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

The following table summarizes the Company's restricted stock activity for the three years ended December 31, 2014:

	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Unvested, December 31, 2011	100,616	$28.70	266,236	$11.29
Granted	55,870	42.08	184,192	52.71
Vested	(26,865)	29.33	(47,120)	29.20
Forfeited / Canceled	(1,342)	37.32	(30,809)	14.93
Unvested, December 31, 2012	128,279	$34.30	372,499	$29.20
Granted	51,465	72.45	98,018	72.46
Vested	(43,514)	35.68	(121,794)	40.75
Forfeited / Canceled	(16,911)	46.64	(133,007)	43.89
Unvested, December 31, 2013	119,319	$48.50	215,716	$60.76
Granted	57,954	73.80	99,978	73.86
Vested	(50,811)	45.18	(9,616)	50.28
Forfeited / Canceled	(20,796)	62.40	(65,139)	62.46
Unvested, December 31, 2014	105,666	$61.24	240,939	$66.80

The aggregate fair value of shares vested calculated as of the vesting date during the years ended December 31, 2014, 2013 and 2012 was approximately $4.8 million, $12.1 million and $4.6 million, respectively.

The cost of the performance based restricted stock awards, calculated as the estimated grant date fair value, net of estimated forfeitures, is recognized over the remaining service period if it is probable that the restricted shares, or any portion thereof, will vest. The cost of the time-based restricted stock awards, net of estimated forfeitures, is being recognized on a straight-line basis over the related vesting period. The estimated fair value of the grants is based upon the closing price of the Company's stock on the date of grant. Total compensation expense recognized for the years ended December 31, 2014, 2013 and 2012 related to restricted stock was approximately $3.9 million, $8.3 million and $3.3 million, respectively. The related tax benefit recognized for the years ended December 31, 2014, 2013 and 2012 totaled approximately $1.5 million, $3.2 million and $1.3 million, respectively.

For non-vested restricted stock subject to time-based vesting conditions outstanding as of December 31, 2014, the Company had approximately $4.2 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of approximately 1.9 years. For non-vested restricted stock subject to performance-based vesting conditions outstanding and that were probable of vesting as of December 31, 2014, the Company had approximately $2.7 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of approximately 1.9 years. For non-vested restricted stock subject to performance-based vesting conditions outstanding that were not probable of vesting as of December 31, 2014, the Company had approximately $9.5 million of unrecognized stock-based compensation expense. If and when any additional portion of these awards are deemed probable to vest, the Company will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

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

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At December 31, 2014, the Company expects to contribute approximately $7.9 million to its defined benefit pension plans in 2015.

Impact on Financial Statements

Pension, profit sharing, 401(k) match contributions, and other post-retirement health benefit expense charged to operations aggregated approximately $9.4 million, $7.7 million and $7.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in pension, profit sharing and other post-retirement health benefit expense for 2014 as compared to 2013 is due primarily to increases in the company matched contribution on 401(k) plans and increases in profit sharing accruals at certain of the Company's subsidiaries. This increase was partially offset by a decrease in the defined benefit plan expense attributable to a reduction in the required recognition of the cumulative unrecognized loss. Favorable investment return and an increase in the discount rate combined to both improve the funded status and reduce the outstanding loss.

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

The Company’s net periodic benefit cost (income) for its defined benefit and post-retirement health benefit plans for the years ended December 31, 2014, 2013 and 2012 consists of the following components:

	For the year ended December 31,
	2014		2013		2012
	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits
	(Dollar amounts in millions)
Service cost	$0.6	$—	$0.5	$—	$0.4	$—
Interest cost	7.5	0.1	6.8	0.1	7.5	0.1
Expected return on plan assets	(7.7)	—	(6.8)	—	(7.0)	—
Net amortization of actuarial loss (gain)	0.3	(0.1)	0.8	(0.1)	0.8	(0.2)
Settlement gain	—	—	—	—	—	(0.2)
Net periodic benefit cost (income)	$0.7	$—	$1.3	$—	$1.7	$(0.3)

The Company's net periodic benefit cost for its post-retirement health benefit plans reflects settlement accounting resulting from the final payouts of certain participants in the plan during 2012.

Amortization of unrecognized net gain or loss resulting from experience different from that assumed and from changes in assumptions is included as a component of net period benefit cost, if as of the beginning of the year, the unrecognized net gain or loss exceeds 10% of the projected benefit obligation.  If amortization is required, the amount recognized is the excess divided by the average remaining service period of active employees expected to receive benefits under the plan.  In cases where almost all of the participants are inactive, average life expectancy is utilized instead of average remaining service.  For the qualified plans, the Company uses average future lifetime as the amortization period.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

The following table outlines the rollforward of the benefit obligation and plan assets for the defined benefit and post-retirement health benefit plans for the years ended December 31, 2014 and 2013:

	December 31,
	2014		2013
	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits
	(Dollar amounts in millions)
Change in benefit obligation:
Benefit obligation at January 1,	$177.8	$1.9	$193.0	$2.2
Service cost	0.6	—	0.5	—
Interest cost	7.5	0.1	6.8	0.1
(Gain) loss due to foreign exchange	(2.5)	—	0.8	—
Actuarial loss (gain), excluding assumption changes	0.8	(0.4)	(2.2)	(0.1)
Actuarial loss (gain) due to assumption changes	21.4	0.1	(9.1)	(0.2)
Benefits and expenses paid	(18.4)	—	(12.0)	(0.1)
Benefit obligation at December 31,	$187.2	$1.7	$177.8	$1.9
Change in plan assets:
Fair value of plan assets at January 1,	$134.0	$—	$131.7	$—
Actual gain on plan assets	13.1	—	9.8	—
(Loss) gain due to foreign exchange	(1.9)	—	0.6	—
Employer contribution	6.4	0.1	3.9	0.1
Benefits and expenses paid	(18.5)	(0.1)	(12.0)	(0.1)
Fair value of plan assets at December 31,	$133.1	$—	$134.0	$—
Funded status at end of year	$(54.1)	$(1.7)	$(43.8)	$(1.9)
Accumulated benefit obligation at end of year	$186.9	N/A	$177.6	N/A

The following table outlines the funded status amounts recognized in the consolidated balance sheet at December 31, 2014 and 2013:

	December 31,
	2014		2013
	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits
	(Dollar amounts in millions)
Current liabilities	$0.8	$0.3	$0.8	$0.3
Non-current liabilities	53.3	1.4	43.0	1.6
	$54.1	$1.7	$43.8	$1.9

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Other changes in assets and obligations recognized in accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 were as follows:

	For the year ended December 31,
	2014		2013		2012
	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits
	(Dollar amounts in millions)
Actuarial (loss) gain arising during the period	$(16.6)	$0.3	$14.1	$0.2	$(3.4)	$0.1
Amortization to net (loss) earnings of net actuarial loss (gain)	0.3	(0.1)	0.7	—	0.8	(0.4)
Deferred income taxes on pension liability	4.7	(0.1)	(5.9)	(0.1)	(0.1)	0.1
Other comprehensive (loss) income	$(11.6)	$0.1	$8.9	$0.1	$(2.7)	$(0.2)

The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial gains and losses. At December 31, 2014, 2013 and 2012, the net actuarial loss recognized within accumulated other comprehensive loss that has not yet been recognized as a component of net periodic pension cost, net of tax, was approximately $26.9 million, $15.4 million and $24.4 million, respectively, which includes the defined benefit and post-retirement health benefit plans. The Company expects to recognize approximately $1.1 million in accumulated other comprehensive income as components of net periodic benefit cost in the year ended December 31, 2015 for its defined benefit plans and an immaterial amount for its post-retirement health benefit plans.

Information for the Company's defined benefit plans with accumulated benefit obligations in excess of plan assets as of December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
	(Dollar amounts in millions)
Projected benefit obligation	$187.2	$177.8
Accumulated benefit obligation	$186.9	$177.6
Plan assets	$133.1	$134.0

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

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

	December 31, 2014		December 31, 2013
	Investment	% of Total	Investment	% of Total
	(Dollar amounts in millions)
Asset Category
Interest bearing cash:
Domestic plans	$1.2	0.9%	$3.3	2.5%
Fixed income securities:
Domestic plans	54.5	40.9	50.7	37.8
Investment funds:
Domestic plans	43.2	32.5	44.7	33.4
Investments in limited partnerships:
Domestic plans	—	—	2.8	2.1
Investments in pooled pension funds:
Foreign plan	32.0	24.0	31.8	23.7
Other investments:
Domestic plans	2.2	1.7	0.7	0.5
Total plan assets	$133.1	100.0%	$134.0	100.0%

Investment Funds by investment objective:
Domestic large blend	$17.6	13.2%	$18.1	13.5%
Foreign large blend	8.2	6.2	9.1	6.8
Domestic mid cap blend	6.6	5.0	6.7	5.0
Domestic small blend	5.3	4.0	5.4	4.0
Diversified emerging markets	2.8	2.1	3.0	2.3
Real estate	2.7	2.0	2.4	1.8
	$43.2	32.5%	$44.7	33.4%

Investments in Limited Partnerships by investment objective:
Domestic large cap core	$—	—%	$2.8	2.1%
	$—	—%	$2.8	2.1%

Investments in pooled pension funds by investment objective:
Fixed income	$13.0	9.7%	$12.5	9.3%
International hedge	19.0	14.3	19.3	14.4
	$32.0	24.0%	$31.8	23.7%

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

The Company’s overall weighted-average asset allocations for its domestic and foreign plans at December 31, 2014 and 2013 were as follows:

	December 31,
Asset Category	2014	2013
Cash and cash equivalents	0.9%	2.5%
Equity based	46.7	49.9
Fixed income based	52.4	47.6
	100.0%	100.0%

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

Effective in 2013, the Company adopted a liability-driven investment approach for its U.S. pension assets as part of its defined benefit plan terminal funding strategy in order to minimize the volatility of the plans' funded status. The allocation to equity investments as a percentage of plan assets has been reduced and the equity investments are now diversified across low-cost index funds to capture higher expected long-term returns while minimizing cost. The increased fixed income allocation is invested in a manner such that any changes to the corporate bond yield curve will result in proportional changes to both the fixed income portfolio value and the plans' terminal funding liability. As the funded status of the plans improves (as measured on a termination basis), the Company will reduce the plans' equity exposure and increase the amount of fixed income investment that is aligned with the plans' expected benefit obligations. This process represents an ongoing reduction in equity return volatility risk that simultaneously reduces interest rate risk associated with both the plans' fixed income portfolio value and terminal funding liability. This approach is expected to significantly reduce the variability of total plan funding costs without increasing the Company's cumulative contributions. The foreign plan target allocation for 2015 is to split the pension assets broadly into 60.0% growth investments and 40.0% bond investments consistent with the portfolio benchmark for 2012.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

The following tables, set forth by level within the fair value hierarchy (see Note 14, “Fair Value”), the pension plan assets carried at fair value as of December 31, 2014 and 2013:

	Assets at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollar amounts in millions)
Interest-bearing cash	$1.2	$—	$—	$1.2
Corporate debt	54.5	—	—	54.5
Investments in Registered Investment Companies	43.2	—	—	43.2
Investments in pooled pension funds	32.0	—	—	32.0
Other long-term investments	2.2	—	—	2.2
Total investments at fair value	$133.1	$—	$—	$133.1

	Assets at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollar amounts in millions)
Interest-bearing cash	$3.3	$—	$—	$3.3
Corporate debt	50.7	—	—	50.7
Investments in Registered Investment Companies	44.7	—	—	44.7
Investments in limited partnerships	—	—	2.8	2.8
Investments in pooled pension funds	31.8	—	—	31.8
Other long-term investments	0.7	—	—	0.7
Total investments at fair value	$131.2	$—	$2.8	$134.0

The fair value of investments in limited partnerships is determined based upon information received from the partnerships with respect to the underlying investments held by the respective partnership.

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2014:

Investments in Limited Partnerships
(Dollar amounts in millions)
Balance, beginning of year	$2.8
Sales of investments	(2.8)
Balance, end of year	$—

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Assumptions

The assumptions used in determining pension, supplemental retirement plans and post-retirement costs and the projected benefit obligation are as follows:

	For the Year Ended December 31,
	2014			2013			2012
Discount rate for projected benefit obligation	2.00%	-	3.65%	3.00%	-	4.50%	2.00%	-	4.40%
Discount rate for pension costs	3.00%	-	4.50%	2.00%	-	4.40%	3.00%	-	4.70%
Expected long-term average return on plan assets	5.83%	-	6.19%	5.36%	-	5.50%	5.81%	-	5.92%
Rate of compensation increase	2.00%			2.00%	-	3.00%	2.00%	-	3.00%

The Company utilizes long-term investment-grade bond yields as the basis for selecting a discount rate by which plan obligations are measured. An analysis of projected cash flows for each plan is performed in order to determine plan-specific duration. Discount rates are selected based on high quality corporate bond yields of similar durations.

During 2014, the Society of Actuaries released new mortality tables that reflect increased life expectancy over the previous tables.  The Company incorporated these new tables in the 2014 fair value measurement of its U.S. pension plans which resulted in an increase in the projected benefit obligation as of December 31, 2014.

For purposes of calculating the post-retirement health benefit cost, a medical inflation rate of 5.00% was assumed for 2014 and 6.00% for 2013. For 2013, the rate was assumed to decrease gradually to an ultimate rate of 5.00% by 2014. Once the rate reaches 5.00%, it is assumed to stay at 5.00% each year into the future. A one percentage point change in assumed health care cost trends does not have a significant effect on the amount of liabilities recorded in the consolidated balance sheet at December 31, 2014.

At December 31, 2014, the expected future benefit payments for the defined benefit and post-retirement health benefit plans were as follows:

Year Ended December 31,	Defined Benefit	Post-Retirement Health Benefits
	(Dollar amounts in millions)
2015	$12.1	$0.3
2016	12.1	0.3
2017	12.2	0.2
2018	12.2	0.2
2019	12.0	0.2
2020-2024	57.0	0.6

Other Plans

In conjunction with the acquisition of Reznor, the Company assumed a liability to fund certain post-retirement benefits of Reznor in Belgium. The assets of the Belgian defined benefit plan are composed of insurance policies. The contributions (or premiums) the Company pays are used to purchase insurance policies that provide for specific benefit payments to the plan participants. The benefit formula is determined independently by the Company upon retirement of an individual plan participant, the insurance contracts purchased are converted to provide specific benefits for the participant.  As of December 31, 2014, the fair value of these plan assets was approximately $1.5 million and are considered to be Level 3 financial instruments. The total liability as of December 31, 21014 was approximately $0.5 million.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

14.	FAIR VALUE

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

Measured on a Recurring Basis

Restricted Investments (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at December 31, 2014 or 2013.

Pension Plan Assets -- See Note 13, "Pension, Profit Sharing and Other Post-Retirement Benefits", for further information surrounding the Company's valuation of pension plan assets.

Measured on a Non-Recurring Basis

During 2014, the Company recorded an impairment charge related to long-lived assets and goodwill associated with the AVC segments. The non-recurring fair value measurements of these assets were primarily determined using unobservable inputs and as such, these fair value measurements are classified within Level 3 of the fair value hierarchy. See Note 3, "Goodwill and Other Intangible Assets" for further discussion surrounding this charge.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the consolidated balance sheets at December 31, 2014 and 2013 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value (Level 1) because of their short-term nature.

Long-Term Debt -- At December 31, 2014, the fair value of the Company's long-term indebtedness was approximately $68.6 million higher than the amount on the Company's accompanying consolidated balance sheet, before approximately $4.8 million of unamortized debt premium and approximately $1.9 million of unamortized debt discount. At December 31, 2013, the fair value of the Company’s long-term indebtedness was approximately $107.7 million higher than the amount on the Company's consolidated balance sheet, before net unamortized debt premium of approximately $4.5 million.  The Company determined the fair market value of its 10% Notes and 8.5% Notes using available market quotes from published sources (Level 1). For the Company's remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and the Term Loan Facility), the Company assumed that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and the Company's estimated credit risk.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

15.	CASH FLOWS

The impact of changes in foreign currency exchange rates on cash was not material and has been included in Other, net in the accompanying consolidated statements of cash flows.

Interest paid was approximately $103.6 million, $97.3 million and $88.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Significant non-cash financing and investing activities excluded from the accompanying consolidated statements of cash flows include capitalized leases of approximately $0.5 million, $0.1 million and $0.9 million for 2014, 2013 and 2012, respectively.

During 2013, the Company recorded a non-cash addition to buildings within property and equipment and other long-term liabilities of approximately $33.6 million related to construction in progress of new facilities in Mexico (see Note 6, “Commitments and Contingencies”).

Net cash paid for acquisitions for the periods presented was as follows:

	For the year ended December 31,
	2014	2013	2012
	(Dollar amounts in millions)
Fair value of assets acquired	$307.5	$201.9	$—
Fair value of liabilities assumed or created	(32.6)	(52.1)	—
Net assets of businesses acquired	274.9	149.8	—
Less cash acquired	(7.0)	(3.4)	—
Other payments	—	—	2.6
	$267.9	$146.4	$2.6

16.	SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

The table that follows summarizes unaudited quarterly financial data for 2014:

	For the Quarter Ended
	March 29	June 28	September 27	December 31
	(Dollar amounts in millions, except per share data)
2014
Net sales	$547.8	$718.6	$642.9	$636.8
Gross profit	154.3	209.6	190.0	187.2
Selling, general and administrative expense, net	128.2	146.1	141.7	141.8
Impairment of long-lived assets and goodwill	—	80.4	—	—
Depreciation expense	9.9	10.5	11.2	11.6
Amortization expense (1)	13.6	16.7	15.2	16.7
Operating earnings (loss)	12.5	(32.1)	33.4	29.1
Net (loss) earnings	(8.6)	(46.2)	4.6	4.6
Net (loss) earnings per share:
Basic (loss) earnings per share	$(0.55)	$(2.97)	$0.29	$0.29
Diluted (loss) earnings per share	$(0.55)	$(2.97)	$0.29	$0.29

(1)	Includes increases to cost of goods sold for inventory acquired in business combinations.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

The table that follows summarizes unaudited quarterly financial data for 2013:

	For the Quarter Ended
	March 30	June 29	September 28	December 31
	(Dollar amounts in millions, except per share data)
2013
Net sales	$519.1	$630.7	$589.2	$548.9
Gross profit	141.2	187.2	173.7	161.2
Selling, general and administrative expense, net	125.3	133.2	128.0	133.3
Impairment of long-lived assets and goodwill	—	—	—	4.3
Depreciation expense	9.0	9.8	9.8	12.0
Amortization expense (1)	11.5	16.5	13.2	13.4
Operating earnings	4.6	40.4	32.5	10.4
Net (loss) earnings	(15.1)	11.5	4.2	(8.9)
Net (loss) earnings per share:
Basic (loss) earnings per share	$(0.98)	$0.75	$0.27	$(0.58)
Diluted (loss) earnings per share	$(0.98)	$0.73	$0.27	$(0.58)

(1)	Includes increases to cost of goods sold for inventory acquired in business combinations.

The unaudited quarterly net sales, cost of products sold, gross profit and selling, general and administrative expense, net for 2014 and 2013 differ from the amounts reported in the respective Form 10-Q and the Company's 2013 Form 10-K as a result of the correction of certain immaterial amounts as follows:

	2014		2013
	Q1	Q2	Q1	Q2	Q3	Q4 (1)	Full Year (1)
	(Dollar amounts in millions)

As reported - Net sales	$550.1	n/a	n/a	n/a	n/a	n/a	n/a
As adjusted - Net sales	547.8	n/a	n/a	n/a	n/a	n/a	n/a

As reported - Cost of products sold	$393.2	$508.8	$377.6	$441.6	$414.1	$394.1	$1,627.4
As adjusted - Cost of products sold	393.5	509.0	377.9	443.5	415.5	392.0	1,628.9

As reported - Gross profit	$156.9	$209.8	$141.5	$189.1	$175.1	$154.8	$660.5
As adjusted - Gross profit	154.3	209.6	141.2	187.2	173.7	156.9	659.0

As reported - Selling, general and administrative expense, net	$130.8	$146.3	$125.6	$135.1	$129.4	$131.2	$521.3
As adjusted - Selling, general and administrative expense, net	128.2	146.1	125.3	133.2	128.0	133.3	519.8

(1)
In order to conform with the 2014 presentation, the Company has also separately presented the impairment of long-lived assets and goodwill and therefore, excluded these charges from gross profit for both the fourth quarter and year ended December 31, 2013.

See the notes to these financial statements regarding certain other quarterly transactions which impact the operating results in the above tables, including financing activities, new accounting pronouncements, income taxes, acquisitions, sales volume, material costs, rationalization and relocation of manufacturing operations, material procurement strategies and other items.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

17.	GUARANTOR FINANCIAL STATEMENTS

The Company's 10% Notes and 8.5% Notes, including the New 8.5% Notes, are guaranteed by each of the Company's current and future domestic subsidiaries that guarantee the Company's obligations under its senior secured credit facilities (the “Guarantors”). The Guarantors are wholly-owned, either directly or indirectly, by the Company and jointly and severally guarantee the Company's obligations under the 10% Notes and 8.5% Notes. All guarantees are full and unconditional. None of the Company's foreign subsidiaries guarantee the 10% Notes or 8.5% Notes.

Consolidating balance sheets related to Nortek, the Guarantors and non-Guarantor subsidiaries as of December 31, 2014 and 2013 and the related consolidating statements of operations and comprehensive income (loss), and cash flows for the years ended December 31, 2014, 2013 and 2012 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the year ended December 31, 2014

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$2,155.1	$854.3	$(463.3)	$2,546.1
Cost of products sold	—	1,536.3	730.6	(461.9)	1,805.0
Gross profit	—	618.8	123.7	(1.4)	741.1
Selling, general and administrative expense, net	63.5	394.5	99.8	—	557.8
Impairment of long-lived assets and goodwill	—	70.1	10.3	—	80.4
Amortization of intangible assets	—	55.2	5.6	(0.8)	60.0
Operating (loss) earnings	(63.5)	99.0	8.0	(0.6)	42.9
Net interest expense	(102.6)	(2.9)	(0.1)	—	(105.6)
Loss from debt retirement	(2.3)	—	—	—	(2.3)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(168.4)	96.1	7.9	(0.6)	(65.0)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	103.4	(73.1)	0.2	(30.5)	—
(Loss) earnings before (benefit) provision for income taxes	(65.0)	23.0	8.1	(31.1)	(65.0)
(Benefit) provision for income taxes	(19.4)	6.3	10.1	(16.4)	(19.4)
Net (loss) earnings	$(45.6)	$16.7	$(2.0)	$(14.7)	$(45.6)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(7.9)	—	(6.7)	6.7	(7.9)
Total pension liability adjustments, net of tax	(11.5)	(2.6)	(3.5)	6.1	(11.5)
Other comprehensive (loss) income	(19.4)	(2.6)	(10.2)	12.8	(19.4)

Comprehensive (loss) income	$(65.0)	$14.1	$(12.2)	$(1.9)	$(65.0)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the year ended December 31, 2013

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$1,938.4	$729.4	$(379.9)	$2,287.9
Cost of products sold	—	1,385.8	619.0	(380.2)	1,624.6
Gross profit	—	552.6	110.4	0.3	663.3
Selling, general and administrative expense, net	60.3	369.3	90.2	—	519.8
Impairment of long-lived assets	—	4.3	—	—	4.3
Amortization of intangible assets	—	49.2	2.9	(0.8)	51.3
Operating (loss) earnings	(60.3)	129.8	17.3	1.1	87.9
Net interest expense	(96.2)	(3.0)	(0.1)	—	(99.3)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(156.5)	126.8	17.2	1.1	(11.4)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	145.1	(67.8)	1.2	(78.5)	—
(Loss) earnings before (benefit) provision for income taxes	(11.4)	59.0	18.4	(77.4)	(11.4)
(Benefit) provision for income taxes	(3.1)	23.9	6.6	(30.5)	(3.1)
Net (loss) earnings	$(8.3)	$35.1	$11.8	$(46.9)	$(8.3)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(3.0)	—	(3.0)	3.0	(3.0)
Total pension liability adjustments, net of tax	9.0	3.0	(1.0)	(2.0)	9.0
Other comprehensive income (loss)	6.0	3.0	(4.0)	1.0	6.0

Comprehensive (loss) income	$(2.3)	$38.1	$7.8	$(45.9)	$(2.3)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the year ended December 31, 2012

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$1,809.5	$711.4	$(319.6)	$2,201.3
Cost of products sold	—	1,277.1	601.8	(318.0)	1,560.9
Gross profit	—	532.4	109.6	(1.6)	640.4
Selling, general and administrative expense, net	44.7	338.6	85.2	—	468.5
Amortization of intangible assets	—	41.9	2.8	(0.4)	44.3
Operating (loss) earnings	(44.7)	151.9	21.6	(1.2)	127.6
Net interest expense	(93.9)	(2.2)	(0.3)	—	(96.4)
Loss from debt retirement	(6.4)	—	—	—	(6.4)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(145.0)	149.7	21.3	(1.2)	24.8
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	169.8	(59.3)	12.4	(122.9)	—
Earnings (loss) before provision (benefit) for income taxes	24.8	90.4	33.7	(124.1)	24.8
Provision (benefit) for income taxes	15.3	34.2	7.6	(41.8)	15.3
Net earnings (loss)	$9.5	$56.2	$26.1	$(82.3)	$9.5
Other comprehensive income (loss), net of tax:
Currency translation adjustment	1.4	—	1.8	(1.8)	1.4
Total pension liability adjustments, net of tax	(2.9)	0.4	(2.7)	2.3	(2.9)
Other comprehensive (loss) income	(1.5)	0.4	(0.9)	0.5	(1.5)

Comprehensive income (loss)	$8.0	$56.6	$25.2	$(81.8)	$8.0

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Condensed Consolidating Balance Sheet as of December 31, 2014

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$17.5	$5.1	$35.8	$—	$58.4
Restricted cash	0.2	0.4	—	—	0.6
Accounts receivable, less allowances	—	257.3	67.6	—	324.9
Intercompany receivables	3.2	—	80.8	(84.0)	—
Inventories, net	—	303.5	78.2	(7.4)	374.3
Prepaid expenses	2.5	10.5	5.4	—	18.4
Other current assets	—	7.2	10.9	—	18.1
Deferred tax assets	4.1	25.1	—	(1.1)	28.1
Total current assets	27.5	609.1	278.7	(92.5)	822.8
Property and Equipment, at Cost:
Total property and equipment, net	11.9	163.0	63.1	—	238.0

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,376.2	415.9	—	(1,792.1)	—
Goodwill	—	434.4	39.9	—	474.3
Intangible assets, less accumulated amortization	—	596.5	55.7	(9.6)	642.6
Deferred tax asset	13.9	—	—	(13.9)	—
Other assets	19.1	11.4	0.9	—	31.4
Total other long-term assets	1,409.2	1,458.2	96.5	(1,815.6)	1,148.3
Total Assets	$1,448.6	$2,230.3	$438.3	$(1,908.1)	$2,209.1

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Short term bank obligations	$—	$—	$0.6	$—	$0.6
Current maturities of long-term debt	3.8	2.5	—	—	6.3
Accounts payable	2.4	157.0	129.4	—	288.8
Accrued expenses and taxes	32.7	145.7	44.0	—	222.4
Current deferred taxes	—	—	1.1	(1.1)	—
Intercompany payables	—	84.0	—	(84.0)	—
Total current liabilities	38.9	389.2	175.1	(85.1)	518.1

Other Liabilities:
Deferred income taxes	—	126.4	13.8	(16.7)	123.5
Other long-term liabilities	34.6	125.1	26.2	—	185.9
Long-term intercompany payables	—	—	119.6	(119.6)	—
	34.6	251.5	159.6	(136.3)	309.4

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,332.9	6.5	—	—	1,339.4

Stockholders' investment (deficit)	42.2	1,583.1	103.6	(1,686.7)	42.2
Total Liabilities and Stockholders' Investment (Deficit)	$1,448.6	$2,230.3	$438.3	$(1,908.1)	$2,209.1

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2014

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(200.1)	$217.8	$19.9	$37.6
Cash Flows from investing activities:
Capital expenditures	(7.6)	(25.3)	(6.0)	(38.9)
Net cash paid for businesses acquired	(185.2)	(12.3)	(70.4)	(267.9)
Proceeds from the sale of property and equipment	—	1.1	0.6	1.7
Decrease in restricted cash and marketable securities	0.1	0.2	0.1	0.4
Intercompany capital contributions	(0.4)	—	0.4	—
Intercompany dividends	—	15.5	(15.5)	—
Other, net	0.3	(1.5)	(0.2)	(1.4)
Net cash used in investing activities	(192.8)	(22.3)	(91.0)	(306.1)

Cash Flows from financing activities:
Increase in borrowings	250.0	—	3.2	253.2
Payment of borrowings	(252.1)	(2.8)	(3.2)	(258.1)
Net proceeds from borrowings under the senior secured term loan facility due 2020	349.1	—	—	349.1
Redemption of the senior secured term loan facility due 2017	(93.0)	—	—	(93.0)
Fees paid in connection with debt facilities	(6.3)	—	—	(6.3)
Net use from equity transactions	(2.1)	—	—	(2.1)
Excess tax benefit on share-based awards	3.2	—	—	3.2
Long-term intercompany advances and loans	138.4	(207.6)	69.2	—
Other, net	—	—	—	—
Net cash provided by (used in) financing activities	387.2	(210.4)	69.2	246.0
Net change in unrestricted cash and cash equivalents	(5.7)	(14.9)	(1.9)	(22.5)
Unrestricted cash and cash equivalents at the beginning of the period	23.2	20.0	37.7	80.9
Unrestricted cash and cash equivalents at the end of the period	$17.5	$5.1	$35.8	$58.4

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2013

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(151.7)	$276.2	$10.7	$135.2
Cash Flows from investing activities:
Capital expenditures	(5.1)	(27.9)	(10.8)	(43.8)
Net cash paid for businesses acquired	(145.5)	—	(0.9)	(146.4)
Proceeds from the sale of property and equipment	—	0.1	0.1	0.2
(Increase) decrease in restricted cash and marketable securities	(2.7)	0.3	—	(2.4)
Intercompany capital contributions	(2.2)	2.2	—	—
Other, net	(0.1)	(0.7)	(0.1)	(0.9)
Net cash used in investing activities	(155.6)	(26.0)	(11.7)	(193.3)

Cash Flows from financing activities:
Increase in borrowings	150.0	—	3.1	153.1
Payment of borrowings	(150.3)	(2.6)	(3.1)	(156.0)
Net use from equity transactions	(2.5)	—	—	(2.5)
Long-term intercompany advances and loans	238.7	(240.7)	2.0	—
Other, net	(0.3)	—	—	(0.3)
Net cash provided by (used in) financing activities	235.6	(243.3)	2.0	(5.7)
Net change in unrestricted cash and cash equivalents	(71.7)	6.9	1.0	(63.8)
Unrestricted cash and cash equivalents at the beginning of the period	94.9	13.1	36.7	144.7
Unrestricted cash and cash equivalents at the end of the period	$23.2	$20.0	$37.7	$80.9

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2014

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Nortek, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Nortek, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' investment for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at item 15(b). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nortek, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nortek, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Boston, Massachusetts
March 2, 2015

NORTEK, INC.  AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Year	Charged to Cost and Expense	Charged to Other Accounts		Deduction from Reserves		Balance at End of Year
	(Dollar amounts in millions)
For the year-ended December 31, 2012
Allowance for doubtful accounts	$5.2	$3.3	$1.0	(a)	$(2.3)	(b)	$7.2
For the year-ended December 31, 2013
Allowance for doubtful accounts	$7.2	$0.6	$—	(a)	$(3.6)	(b)	$4.2
For the year-ended December 31, 2014
Allowance for doubtful accounts	$4.2	$2.3	$(0.3)	(a)	$(2.5)	(b)	$3.7

(a)	Other, including the effect of changes in foreign currency exchange rates.

(b)	Amounts written off, net of recoveries.

S - 1

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

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
2.4
Purchase and Sale Agreement dated March 21, 2014 by and among Nortek, Inc. (as Buyer) and Thomas & Betts Corporation, Thomas & Betts Netherlands B.V., Thomas & Betts International LLC, Thomas & Betts Holdings (U.K.) Limited and Thomas & Betts Monterrey S. de R.L. de C.V. (as the Sellers). (Exhibit 2.1 to Nortek, Inc. 8-K filed May 1, 2014.)

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

**10	.1	Form of Indemnification Agreement between Nortek, Inc. and certain officers and directors. (Exhibit 10.1 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.2	Employment Agreement of Michael J. Clarke, dated as of December 16, 2011. (Exhibit 10.1 to Nortek, Inc. Form 8-K filed December 21, 2011.)
**10	.3	Consulting Agreement, dated July 14, 2011, between Hirshorn Operating Partners LLC and Nortek, Inc. (Exhibit 10.1 to Nortek, Inc. form 10-Q filed August 9, 2011.)
**10	.4	Amended and Restated Employment Agreement of Almon C. Hall, III, dated as of August 27, 2004. (Exhibit 10.4 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.5	Amendment to Amended and Restated Employment Agreement of Almon C. Hall, III, dated as of December 17, 2009. (Exhibit 10.5 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.6	Amended and Restated Employment Agreement of Kevin W. Donnelly, dated as of August 27, 2004. (Exhibit 10.6 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.7	Amendment to Amended and Restated Employment Agreement of Kevin W. Donnelly, dated as of December 17, 2009. (Exhibit 10.7 to Nortek, Inc. Form 10 filed April 15, 2010.)

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

Exhibit No.		Description

**10	.8	Severance and General Release Agreement between Linear LLC and Sean Burke dated August 13, 2014. (Exhibit 10.1 to Nortek, Inc. Form 10-Q filed November 3, 2014.)
**10	.9	Nortek, Inc. 2009 Omnibus Incentive Plan. (Exhibit 10.10 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.10	Form of Nonqualified Stock Option Agreement (Exhibit 10.1 to Nortek, Inc. Form 10-Q filed May 5, 2014.)
*/**10	.11	Form of Restricted Stock Agreement (Performance-Based).
**10	.12	Form of Restricted Stock Agreement (Time-Based). (Exhibit 10.3 to Nortek, Inc. Form 10-Q filed May 5, 2014.)
**10	.13	Form of Restricted Stock Agreement for Directors. (Exhibit 10.4 to Nortek, Inc. Form 10-Q filed May 5, 2014.)
**10	.14	Nortek, Inc. Supplemental Executive Retirement Plan B, effective as of January 1, 1998. (Exhibit 10.15 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.15	First Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of May 4, 2000. (Exhibit 10.16 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.16	Second Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of January 4, 2002. (Exhibit 10.17 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.17	Third Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of October 31, 2006. (Exhibit 10.18 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.18	Fourth Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of December 31, 2008. (Exhibit 10.19 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.19	Nortek, Inc. 2009 OmniBus Incentive Plan, as Amended and Restated (Appendix A to Nortek, Inc. Proxy Statement filed April 4, 2012.)
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

10.22		Joinder and Amendment Agreement, dated as of March 30, 2010. (Exhibit 10.25 to Nortek, Inc. Form 10 filed April 15, 2010.)
10.23
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

10.24
Affirmation of Guaranties and Security Agreement and Consent to Amendment, dated December 17, 2010, by the Guarantors party thereto in favor of Bank of America, N.A. as Administrative Agent. (Exhibit 10.26 to Amendment No. 2 to Nortek, Inc. Form 10 filed September 14, 2011.)

10.25
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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2014

Exhibit No.		Description

10.26
Amended and Restated Credit Agreement dated as of April 30, 2014 among Nortek, Inc., as Borrower, Wells Fargo, National Association, as Administrative Agent and Collateral Agent, the Other Financial Institutions Party Thereto, as Lenders, UBS Securities LLC and Royal Bank of Canada, as Co-Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent, Wells Fargo Securities LLC, RBC Capital Markets and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners. (Exhibit 10.1 to Nortek, Inc. Form 8-K filed May 1, 2014.)

10.27
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

10.28
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

10.30
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