Form 10-Q
period 2015-03-28
NORTEK INC
filed 2015-05-04
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015
OR

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

The number of shares of Common Stock, par value $0.01 per share, outstanding as of April 30, 2015 was 16,268,222.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	March 28, 2015	December 31, 2014
Assets
Current Assets:
Unrestricted cash and cash equivalents	$43.7	$58.4
Restricted cash	0.5	0.6
Accounts receivable, less allowances of $2.8 million and $3.7 million, respectively	349.1	324.9
Inventories:
Raw materials	124.3	111.8
Work in process	38.1	28.3
Finished goods	252.4	234.2
	414.8	374.3
Prepaid expenses	22.1	18.4
Other current assets	11.3	10.1
Tax refunds receivable	7.0	8.0
Deferred tax assets	37.5	28.1
Total current assets	886.0	822.8

Property and Equipment, at Cost:
Land	16.9	17.9
Buildings and improvements	110.2	118.5
Machinery and equipment	306.1	297.8
	433.2	434.2
Less accumulated depreciation	203.2	196.2
Total property and equipment, net	230.0	238.0

Other Assets:
Goodwill	499.5	474.3
Intangible assets, less accumulated amortization of $226.9 million and $210.9 million, respectively	646.8	642.6
Deferred debt expense	16.4	17.3
Restricted investments	0.9	0.9
Other assets	13.5	13.2
	1,177.1	1,148.3
Total Assets	$2,293.1	$2,209.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)
(Dollar amounts in millions, except shares data)

	March 28, 2015	December 31, 2014
Liabilities and Stockholders' Investment

Current Liabilities:
Short-term bank obligations	$0.4	$0.6
Current maturities of long-term debt	7.7	6.3
Accounts payable	280.2	288.8
Accrued expenses and taxes	238.5	222.4
Total current liabilities	526.8	518.1

Other Liabilities:
Deferred income taxes	121.7	123.5
Other	180.5	185.9
	302.2	309.4

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,441.8	1,339.4

Commitments and Contingencies (Note G)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at March 28, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 17,048,462 shares and 16,986,493 shares issued at March 28, 2015 and December 31, 2014, respectively	0.2	0.2
Additional paid-in capital	252.8	249.4
Accumulated deficit	(131.0)	(117.1)
Accumulated other comprehensive loss	(41.8)	(35.7)
Less: Treasury stock at cost, 773,800 shares and 732,340 shares at March 28, 2015 and December 31, 2014, respectively	(57.9)	(54.6)
Total stockholders' investment	22.3	42.2
Total Liabilities and Stockholders' Investment	$2,293.1	$2,209.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the first quarter ended
	March 28, 2015	March 29, 2014
	(Dollar amounts in millions, except per share data)

Net Sales	$572.7	$547.8
Cost of products sold	405.9	393.5
Gross profit	166.8	154.3
Selling, general and administrative expense, net	143.3	128.2
Amortization of intangible assets	15.8	13.6
Operating earnings	7.7	12.5
Net interest expense	(27.2)	(24.1)
Loss before benefit from income taxes	(19.5)	(11.6)
Benefit from income taxes	(5.6)	(3.0)
Net loss	$(13.9)	$(8.6)

Basic loss per share	$(0.87)	$(0.55)

Diluted loss per share	$(0.87)	$(0.55)

Weighted Average Common Shares:
Basic	15,909,464	15,496,151
Diluted	15,909,464	15,496,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

	For the first quarter ended
	March 28, 2015	March 29, 2014
	(Dollar amounts in millions)

Net loss	$(13.9)	$(8.6)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(6.1)	(2.5)
Pension liability adjustments:
Currency translation on pension liabilities	(0.1)	—
Amortization of cumulative loss	0.4	—
Deferred income taxes on pension liability	(0.3)	—
Total pension liability, net of tax	—	—

Other comprehensive loss	(6.1)	(2.5)

Comprehensive loss	$(20.0)	$(11.1)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first quarter ended
	March 28, 2015	March 29, 2014
	(Dollar amounts in millions)
Cash flows from operating activities:
Net loss	$(13.9)	$(8.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12.4	9.9
Amortization expense, including increase to cost of goods sold for inventory acquired in business combinations	16.3	13.6
Non-cash interest expense, net	0.6	0.5
Non-cash share-based compensation expense	1.9	1.7
Gain on sale of property and equipment	—	(0.2)
Deferred income tax benefit	(11.2)	(5.6)
Changes in certain assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(25.3)	(54.2)
Inventories	(40.2)	(62.9)
Prepaid and other current assets	(1.2)	2.9
Accounts payable	(6.7)	57.1
Accrued expenses and taxes	19.7	(7.1)
Long-term assets, liabilities and other, net	(7.7)	0.3
Total adjustments to net loss	(41.4)	(44.0)
Net cash used in operating activities	(55.3)	(52.6)
Cash flows from investing activities:
Capital expenditures	(10.1)	(7.9)
Net cash paid for businesses acquired	(51.8)	—
Proceeds from the sale of property and equipment	0.1	1.3
Change in restricted cash and marketable securities	0.1	—
Other, net	0.1	(0.4)
Net cash used in investing activities	(61.6)	(7.0)
Cash flows from financing activities:
Proceeds from ABL and other borrowings	155.6	40.7
Payment of ABL and other borrowings	(51.6)	(6.6)
Net use from equity transactions	(1.8)	(4.0)
Other, net	—	(0.3)
Net cash provided by financing activities	102.2	29.8
Net change in unrestricted cash and cash equivalents	(14.7)	(29.8)
Unrestricted cash and cash equivalents at the beginning of the period	58.4	80.9
Unrestricted cash and cash equivalents at the end of the period	$43.7	$51.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

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

The Company operates on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year always begins on January 1 and ends on December 31. As a result, the Company's first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended March 28, 2015 ("first quarter of 2015") and March 29, 2014 ("first quarter of 2014") include 87 days and 88 days, respectively.

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive loss, and cash flows of the Company after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted, the Company believes that the disclosures included are adequate to make the information presented herein not misleading. Operating results for the first quarter of 2015 and 2014 are not necessarily indicative of the results that may be expected for other interim periods or for any fiscal year. Certain amounts in the prior periods' unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

As a result of certain acquisitions as discussed in Note B, “Acquisitions”, the operating results of these acquired entities are included in the Company’s consolidated results of operations from the date of acquisition prospectively. The Company has entered into certain arrangements with an independent third party in Mexico related to the Company’s manufacturing operations in Mexico. The Company has evaluated the operating entities that were formed under these arrangements and has determined that these entities are variable interest entities in accordance with Accounting Standards Codification ("ASC") 810, "Consolidation" ("ASC 810"). The Company has concluded that it is the primary beneficiary of these entities since it has both the power to direct activities that most significantly impact the entities' economic performance and the obligation to absorb losses that could potentially be significant since the Company is responsible for all operating decisions and all operating costs of these entities. As a result, the Company is consolidating the results of these entities in accordance with ASC 810. For the first quarter of 2015 and 2014, the results of operations of these entities included in the Company’s statement of operations were not material.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2014 ("2014 Form 10-K") and Current Reports on Form 8-K as filed with the Securities and Exchange Commission ("SEC").

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-05, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. ASU 2015-05 will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company will adopt this pronouncement in the first quarter of 2016 and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which provides guidance on simplifying the presentation of debt issuance costs on the balance sheet. To simplify presentation of debt issuance costs, the amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and early adoption is permitted for financial statements that have not yet been previously issued. In accordance with ASU No. 2015-03, companies should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company will adopt this pronouncement in the first quarter of 2016. Adoption is not expected to have a material effect on the Company's consolidated financial statements, but will affect balance sheet classification.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) ("ASU 2014-15"), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term "substantial doubt", (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is permitted. The Company will adopt this pronouncement in the first quarter of 2017 and does not expect adoption to have a material effect on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718) ("ASU 2014-12"), which clarifies the accounting for share based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted and an entity may apply the amendments in ASU 2014-12 either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company will adopt this pronouncement in the first quarter of 2016 and is currently evaluating the impact, if any, adoption will have on its consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle under ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. Currently, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in early April 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year, as a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 31, 2017. This proposal is still being evaluated and final determination of the effective date is expected by the end of 2015. Early adoption is not permitted and an entity may apply the amendments in ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 at the date of initial application. Currently, the Company is evaluating both the method of adoption and the impact adoption will have on its consolidated financial statements. In evaluating the method of adoption, the Company is considering a number of factors, including the disclosure requirements and related processes and controls required, as well as, the overall industry and peer public company adoption method trends.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the criteria for reporting discontinued operations. ASU 2014-08 will also require additional disclosures about discontinued operations including, among others, the major classes of line items constituting the pretax profit and loss of the discontinued operation, either the total operating and investing cash flow of the discontinued operation or the depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the discontinued operation, a reconciliation of the major classes of assets and liabilities of the discontinued operation classified as held for sale to total assets and total liabilities of the disposal group classified as held for sale that is presented on the face of the balance sheet, and a reconciliation of the major classes of line items constituting the pretax profit or loss of the discontinued operation to the after-tax profit or loss of the discontinued operation that is presented on the face of the income statement. ASU 2014-08 also requires entities to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation and expands the disclosures about an entity's significant continuing involvement with a discontinued operation. ASU 2014-08 is effective prospectively for both (1) disposals of components of an entity and (2) businesses that, on acquisition are classified as held for sale, that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company adopted this standard in the first quarter of 2015. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

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

The following is a summary of the accounting for the assets acquired and liabilities assumed (dollar amounts in millions):

Current assets (1)	$46.9
Property and equipment	17.0
Goodwill	103.8
Intangible assets	125.0
Current liabilities (2)	(18.8)
Deferred income taxes	(9.7)
Other long-term liabilities	(1.6)
$262.6

(1)
Includes cash of approximately $7.0 million, accounts receivable of approximately $17.5 million, inventories of approximately $20.5 million, prepaid and other current assets of approximately $1.0 million, and current deferred taxes of approximately $0.9 million. Inventories include a fair value adjustment to the historical carrying value of approximately $1.8 million.

(2)	Includes accounts payable of approximately $12.3 million and accrued expenses and taxes of approximately $6.5 million.

The excess of the purchase price paid over the net assets acquired is recorded as goodwill, which is primarily attributable to the Company's belief that the acquisition of Reznor positions Nortek to service a broader portion of the HVAC market. Approximately $76.1 million of goodwill associated with the acquisition will be deductible for income tax purposes. The Company completed its valuation process and the related accounting for this acquisition in the first quarter of 2015. There were no material changes to its provisional acquisition accounting.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

The total fair value of intangible assets was approximately $125.0 million. The Company has determined that all of the intangible assets are subject to amortization and that they will have no residual value at the end of the amortization periods. The following is a summary of the estimated fair values and weighted average useful lives by intangible asset class (dollar amounts in millions):

	Fair Value	Weighted Average Useful Lives
Customer relationships	$64.8	11.1
Completed Technology	20.4	5.0
Trademarks	39.7	20.0
Other	0.1	3.8
	$125.0	12.9

The unaudited pro forma net sales, operating earnings, net loss, basic and diluted loss per share, and depreciation and amortization expense for the Company as a result of the acquisition of Reznor for the first quarter of 2014 were as follows (dollar amounts in millions):

Net sales	$589.9
Operating earnings	18.2
Net loss	(6.1)
Basic loss per share	(0.39)
Diluted loss per share	(0.39)
Depreciation & amortization expense	29.3

These amounts were determined assuming that the acquisition of Reznor had occurred on January 1, 2014 and include pro forma adjustments to reflect (i) additional depreciation and amortization expense related to the estimates of the fair values of acquired tangible and intangible assets, (ii) changes in interest expense related to financing transactions due, in part, to funding the acquisition, and (iii) other pro forma adjustments that the Company considered appropriate related to the acquisition of Reznor. The transaction costs incurred in the first quarter of 2014 of approximately $2.0 million related to the acquisition of Reznor have been excluded from the unaudited pro forma operating earnings, net loss, and basic and diluted loss per share. These pro forma amounts are not necessarily indicative of the amounts that would have been achieved had the acquisition taken place as of January 1, 2014, nor are they necessarily indicative of the results for future periods.

The acquisition of Reznor contributed approximately $43.2 million to net sales for the first quarter of 2015 and operating earnings of approximately $5.3 million (which includes depreciation and amortization expense of approximately $3.8 million) to the operating results for the first quarter of 2015.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

Anthro Acquisition

On January 21, 2015, one of the Company's subsidiaries in the Ergonomic and Productivity Solutions ("ERG") segment completed the acquisition of all of the outstanding stock of Anthro Corporation (“Anthro”), a fully integrated business with in-house capability to design/develop, manufacture and market its technology furniture products. Anthro’s key products include charging carts (for electronics, including tablets, laptops and other mobile devices) and height adjustable desks and technology carts. Anthro will be integrated into the Company’s ERG segment. The Company completed the acquisition of Anthro to expand its technology and product offerings of the ERG segment.

The Company acquired this business for an initial aggregate purchase price of approximately $51.0 million, of which approximately $50.8 million was paid in cash and an additional $0.2 million related to the amount of consideration being paid in excess of the fair value of certain services provided by the former stockholders of Anthro. Approximately $5.0 million of the purchase price is held in escrow to cover general business representations and warranties. This amount will be paid 18 months after the closing date.  The Company is in the process of finalizing certain working capital and other purchase price adjustments and has recorded a receivable included in other current assets at March 28, 2015 of approximately $1.1 million related to the anticipated amounts owed to the Company from escrow related to these adjustments, resulting in an adjusted purchase price of $49.9 million. Acquisition-related costs were expensed as incurred within SG&A in the Company’s consolidated statement of operations and were not material.

The Company has made preliminary estimates of the fair value of the assets and liabilities of Anthro, including certain tangible and intangible assets and liabilities, utilizing information available at the time that the Company's unaudited condensed consolidated financial statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. These non-recurring fair value measurements are primarily determined using unobservable inputs. Accordingly, these fair value measurements are classified within Level 3 of the fair value hierarchy.

The Company will complete the following procedures, among others, prior to finalizing the acquisition method of accounting for Anthro:

•	Make a final determination of the purchase price based on the final working capital adjustments

•	Finalize the appraisals of intangible assets

•	Finalize the analysis of certain acquired liabilities and assets based on gathering additional information from the time of the acquisition

Based on the Company’s preliminary evaluation of the assets and liabilities acquired, the Company determined that the fair value of tangible net assets acquired was approximately $5.2 million, including cash of approximately $0.6 million and a fair value adjustment related to inventory acquired of approximately $0.4 million which was recognized in cost of products sold during the first quarter of 2015.  In addition, approximately $19.6 million was recognized for definite-lived intangible assets, and approximately $25.1 million was recorded to goodwill.

The total fair value of intangible assets was approximately $19.6 million. The following is a summary of the estimated fair values and weighted average useful lives by intangible asset class (dollar amounts in millions):

	Fair Value	Weighted Average Useful Lives
Developed technology	$13.3	4.0
Customer relationships	2.2	4.5
Trade names	3.9	5.0
Favorable lease arrangements	0.2	3.0
	$19.6	4.3

The factors contributing to the recognition of goodwill were based upon the Company’s determination that several strategic and synergistic benefits are expected to be realized from the combination. Although this transaction was the acquisition of stock, the parties agreed that pursuant to the applicable tax regulations that the purchase and sale of shares in connection with the acquisition will be treated for U.S. federal and applicable state and local income tax purposes as a transfer of assets. Therefore, substantially all of the goodwill is expected to be deductible for tax purposes.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

The acquisition of Anthro contributed approximately $6.1 million to net sales for the first quarter of 2015 and an operating loss of approximately $1.0 million (which includes depreciation and amortization expense of approximately $1.5 million, including approximately $0.4 million of increased cost of goods sold due to the recognition of inventory at its acquisition date fair value) to the operating results for the first quarter of 2015

The results of Anthro have been included in the Company’s consolidated financial statements since the date of acquisition within the ERG segment. Pro forma results related to the acquisition of Anthro have not been presented, as the effect is not significant to the Company's consolidated operating results.

Phoenix Acquisition

On October 8, 2014, one of the Company's subsidiaries in the RCH segment completed the acquisition of substantially all of the assets of the HVAC distribution business of privately owned Phoenix Wholesale, Inc. ("Phoenix").

The Company acquired this business for an aggregate purchase price of approximately $13.9 million, all of which was paid in cash. Approximately $1.6 million of the purchase price was retained by the Company as deferred acquisition consideration to be paid upon finalization of certain working capital and other purchase price adjustments and was included in accrued expenses and taxes, net in the Company’s consolidated balance sheet as of December 31, 2014.  These working capital and other purchase price adjustments were finalized and paid in February 2015.  In addition, approximately $1.0 million of the purchase price is held in escrow to cover general business representations and warranties. This amount will be paid 18 months after the closing date.

The Company completed its valuation process and the related accounting for this acquisition in the first quarter of 2015. There were no material changes to its provisional acquisition accounting.

The acquisition of Phoenix contributed approximately $3.8 million to net sales for the first quarter of 2015 and an operating loss of approximately $1.4 million (which includes depreciation and amortization expense of approximately $0.3 million) to the operating results for the first quarter of 2015.

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
MARCH 28, 2015 AND MARCH 29, 2014

(C)	Goodwill and Other Intangible Assets

The Company accounts for acquired goodwill in accordance with ASC 805, "Business Combinations" and ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), which involves judgment with respect to the determination of the valuation of the assets acquired and liabilities assumed in order to determine the final amount of goodwill recorded in a purchase. Under ASC 350, goodwill is not amortized. Instead, it is evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, for example, a significant adverse change in the business climate. The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter. The reporting units evaluated for goodwill impairment have been determined to be the same as the Company's operating segments. With the exception of the Custom and Commercial Air Solutions ("CAS") reporting unit and the AVC entities, all of the Company's reporting units have goodwill and, therefore, are required to be evaluated for goodwill impairment.

The following table presents a summary of the activity in goodwill by reporting segment for the first quarter of 2015:

	December 31, 2014 (1)	Acquisitions (2)	March 28, 2015 (1)
	(Dollar amounts in millions)
Air Quality and Home Solutions ("AQH"):
Gross goodwill	$156.8	$—	$156.8
Impairment losses	—	—	—
Net AQH goodwill	156.8	—	156.8
Security and Control Solutions ("SCS"):
Gross goodwill	80.9	—	80.9
Impairment losses	—	—	—
Net SCS goodwill	80.9	—	80.9
Ergonomic and Productivity Solutions ("ERG"):
Gross goodwill	131.4	25.1	156.5
Impairment losses	—	—	—
Net ERG goodwill	131.4	25.1	156.5
Residential and Commercial HVAC (“RCH”):
Gross goodwill	105.2	0.1	105.3
Impairment losses	—	—	—
Net RCH goodwill	105.2	0.1	105.3
Audio, Video and Control Solutions ("AVC"):
Gross goodwill	4.4	—	4.4
Impairment losses	(4.4)	—	(4.4)
Net AVC goodwill	—	—	—
Consolidated goodwill:
Gross goodwill	478.7	25.2	503.9
Impairment losses	(4.4)	—	(4.4)
Net consolidated goodwill	$474.3	$25.2	$499.5

(1)	The CAS and combined AVC reporting units did not have goodwill for any periods presented.

(2)	Acquisition adjustments recorded during the first quarter of 2015 for the ERG and RCH segments relate to the acquisition of Anthro and Reznor, respectively. See Note B, “Acquisitions”.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

(D)	Cash Flows

The impact of changes in foreign currency exchange rates on cash was not material and has been included in "Other, net" in the accompanying unaudited condensed consolidated statement of cash flows.

Interest paid was approximately $1.5 million and $1.7 million for the first quarter of 2015 and 2014, respectively. Income tax payments, net of refunds, for the first quarter of 2015 and 2014 were approximately $1.8 million and $0.5 million, respectively.

(E)	Notes, Mortgage Notes and Obligations Payable

Senior Secured Asset-Based Revolving Credit Facility (the "ABL Facility")

As of March 28, 2015, the Company had approximately $105.0 million in outstanding borrowings and approximately $12.1 million in outstanding letters of credit under the ABL Facility. Based on the February 2015 borrowing base calculations, at March 28, 2015, the Company had excess availability of approximately $182.9 million and approximately $145.4 million of excess availability before triggering the cash deposit requirements under the ABL Facility.

As of April 30, 2015, the Company had approximately $165.0 million in outstanding borrowings and approximately $12.1 million in outstanding letters of credit under the ABL Facility. Based on the March 2015 borrowing base calculations, at April 30, 2015, the Company had excess availability of approximately $122.9 million and approximately $85.4 million of excess availability before triggering the cash deposit requirements under the ABL Facility.

Debt Covenant Compliance

The indentures governing the 10% Senior Notes due 2018 (the "10% Notes") and the 8.5% Senior Notes due 2021 (the "8.5% Notes") contain certain restrictive financial and operating covenants including covenants that restrict, among other things, the payment of cash dividends, the incurrence of additional indebtedness, the making of certain investments, mergers, consolidations, and the sale of assets (all as defined in the indentures and other agreements). As of March 28, 2015, the Company had the capacity to make certain payments, including dividends, under the indenture governing the 10% Notes of approximately $69.0 million.

As of March 28, 2015, the Company was in compliance with all covenants under the indentures that govern the 10% Notes and the 8.5% Notes and the credit agreements that govern the ABL Facility and the $350.0 million senior secured term loan due 2017 ("Term Loan Facility").

Second Quarter 2015 Debt Transactions

On April 2, 2015, the Company announced its plans to refinance all of the outstanding 10% Notes with an incremental $265.0 million senior secured term loan (the "incremental term loan") to be borrowed pursuant to an amendment to the Company's existing Term Loan Facility dated April 30, 2014, with substantially the same terms. Additionally on April 2, 2015, the Company provided a notice of redemption for all of its outstanding 10% Notes. These notes were redeemed on May 4, 2015 at a redemption price of 105% of the aggregate principal amount thereof, plus accrued and unpaid interest to the redemption date. Under the incremental term loan agreement, the Company must make quarterly payments equal to 0.25% times the aggregate principal amount of the incremental term loan. As such, approximately $2.0 million has been reclassified to current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet. Certain holders of the new incremental term loan had previously held loans under the 10% Notes, and therefore, in accordance with ASC 470-50, "Debt Modifications and Extinguishments", the Company will determine what portion of the debt issuance costs will be recorded as a loss on debt retirement and what amounts will be capitalized and amortized over the life of the new incremental term loan.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

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

The Company expects that the range of total costs of the Manufacturing Rationalization & Relocation Initiatives is as follows:

	Low (1)	High (1)
	(Dollar amounts in millions)
Employee-related costs	$9.0	$10.0
Other costs, including machinery and equipment relocation and installation	9.0	10.0
	$18.0	$20.0

(1)	The range of total estimated exit and disposal activities by segment are as follows:

	Low	High
	(Dollar amounts in millions)
RCH	$16.8	$18.8
CAS	1.2	1.2
	$18.0	$20.0

Cash expenditures began in the second quarter of 2013 and are expected to continue through fiscal year 2015. In connection with the Manufacturing Rationalization & Relocation Initiatives, the Company has incurred cumulative costs of approximately $16.2 million (of which approximately $15.0 million and $1.2 million were recorded in the RCH and CAS segments, respectively).

The following table sets forth the changes to the liability for the Manufacturing Rationalization & Relocation Initiatives during the first quarter of 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$5.2	$—	$5.2
Provision (1)	—	0.9	0.9
Payments	(3.0)	(0.9)	(3.9)
Other	—	—	—
Balance, March 28, 2015	$2.2	$—	$2.2

(1)	All costs during the first quarter of 2015 were recorded in the RCH segment.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

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

Cumulative costs incurred in connection with the Warehousing & Distribution Consolidation include severance and other costs of approximately $2.7 million, of which approximately $1.7 million, $0.6 million, and $0.4 million were recorded in the SCS, ERG, and combined AVC segments, respectively.

The following table sets forth the changes to the liability for the Warehousing and Distribution Consolidation during the first quarter of 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$—	$0.5	$0.5
Provision (1)	—	(0.3)	(0.3)
Payments	—	(0.2)	(0.2)
Other	—	—	—
Balance, March 28, 2015	$—	$—	$—

(1)	All costs during the first quarter of 2015 were recorded in the SCS segment.

Subsidiary Combinations

The Company has combined, or is in the process of combining, the operations of certain subsidiaries in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth ("Subsidiary Combinations").  The total expected costs related to one time termination benefits and other costs associated with Subsidiary Combinations are estimated to be approximately $18.0 million to $18.3 million. Total expected costs by segment are as follows:

	Low	High
	(Dollar amounts in millions)
SCS	$0.9	$0.9
RCH	1.3	1.3
AVC	15.8	16.1
	$18.0	$18.3

In connection with Subsidiary Combinations, the Company has incurred cumulative costs of approximately $17.8 million, of which approximately $0.9 million, $1.3 million and $15.6 million was recorded in the SCS, RCH, and combined AVC segments, respectively. These costs consist of one time termination benefits of approximately $5.0 million, approximately $3.5 million in costs to reduce inventory values for certain products to their expected net realizable amount, and facility exit and other costs of approximately $9.3 million.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

The following table sets forth the changes to the liability for Subsidiary Combinations during the first quarter of 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$0.7	$1.0	$1.7
Provision (1)	—	0.1	0.1
Payments	(0.4)	(0.6)	(1.0)
Other	—	(0.2)	(0.2)
Balance, March 28, 2015	$0.3	$0.3	$0.6

(1)	All costs during the first quarter of 2015 were recorded in the AVC segments.

Best Restructuring

In 2011, management approved a plan to reduce costs and improve production efficiencies at Best, one of the Company's AQH subsidiaries, including transferring certain operations from Italy to Poland (the "Best Restructuring"). The total expected costs related to contractual termination benefits and other costs associated with the Best Restructuring are estimated to be approximately $18.0 million. In connection with the Best Restructuring, the Company has incurred cumulative costs through the first quarter of 2015 of approximately $17.8 million, consisting of contractual termination benefits of approximately $17.4 million and other costs of approximately $0.4 million.

The following table sets forth the changes to the liability for the Best Restructuring during the first quarter of 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$0.4	$—	$0.4
Provision	0.2	—	0.2
Payments	(0.4)	—	(0.4)
Other	—	—	—
Balance, March 28, 2015	$0.2	$—	$0.2

Other Restructuring Activities

As part of its ongoing efforts to improve production efficiencies, the Company recorded severance and other costs in the first quarter of 2015 of approximately $0.6 million, consisting of severance of approximately $0.5 million and other costs of approximately $0.1 million related to headcount reductions.

The following table sets forth the changes to the liability for other restructuring activities during the first quarter of 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$—	$—	$—
Provision (1)	0.5	0.1	0.6
Payments	(0.2)	(0.1)	(0.3)
Other	—	—	—
Balance, March 28, 2015	$0.3	$—	$0.3

(1)	All costs during the first quarter of 2015 were recorded in the CAS segment.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

Summary of Exit and Disposal Activities

The following table outlines amounts recorded within the unaudited condensed consolidated statement of operations associated with the Company's exit and disposal activities for the first quarter of 2015 and 2014:

	For the first quarter of 2015			For the first quarter of 2014
	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation Initiatives	$—	$0.9	$0.9	$—	$1.1	$1.1
Warehousing & Distribution Consolidation	—	(0.3)	(0.3)	0.2	0.5	0.7
Subsidiary Combinations	0.1	—	0.1	0.1	—	0.1
Best Restructuring	—	0.2	0.2	—	—	—
Other restructuring activities	0.2	0.4	0.6	—	—	—
Total	$0.3	$1.2	$1.5	$0.3	$1.6	$1.9

CAS Segment Consolidation

On May 4, 2015, the Company’s Board of Directors approved a restructuring plan designed to consolidate production activities in its North American and European operations in the CAS segment, and exit from certain product lines which have been determined to have limited strategic importance or to be competitively disadvantaged, subject to consultation processes as appropriate. The plan anticipates that the production facility at two North America locations and one United Kingdom location will be discontinued, with the product lines from those facilities transferred to other North American and European locations, or discontinued. It is expected that the restructuring plan, which will commence in the Company’s second quarter, will be in process through the second quarter of 2016. Costs to be incurred in connection with the plan are expected to be in the range of $15 million to $20 million, comprised principally of employee separation, facility abandonment, and operational inefficiencies during the consolidation period.

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

Indemnifications

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries, including certain pension and environmental liabilities.  The Company has recorded liabilities in relation to these indemnifications in the accompanying unaudited condensed consolidated balance sheet as follows:

	March 28, 2015	December 31, 2014
	(Dollar amounts in millions)

Accrued expenses	$2.5	$2.5
Other long-term liabilities	2.1	2.4
	$4.6	$4.9

Undiscounted future payments	$4.8	$5.1

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

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

Changes in the Company’s combined short-term and long-term warranty liabilities during the first quarter of 2015 and 2014 are as follows:

	First Quarter of
	2015	2014
	(Dollar amounts in millions)
Balance, beginning of period	$54.8	$56.8
Warranties provided during period	6.4	7.5
Settlements made during period	(6.1)	(7.7)
Other changes in liability estimate, including expirations and acquisitions	(0.2)	(0.1)
Balance, end of period	$54.9	$56.5

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

On January 7, 2015 and January 8, 2015, respectively, the Company voluntarily contacted the SEC and the United States Department of Justice ("DOJ") to advise both agencies of the Company's internal investigation. The Company is in discussions with both agencies and intends to continue to cooperate with any SEC or DOJ investigation into these matters. The Company takes these matters very seriously and is committed to conducting its business in compliance with all applicable laws.

Based on information known at this time, the Company currently believes that the amount of the questionable expenses and payments is not material with respect to the Company’s financial condition or results of operations. However, at this time, the Company is unable to predict, what, if any, action may be taken by the DOJ or SEC or any penalties or remedial measures these agencies may seek, but intends to cooperate with both agencies. Any determination that the Company's operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, and equitable remedies, including disgorgement or injunctive relief. The Company cannot reasonably estimate the potential liability, if any, related to these matters resulting from any proceedings that may be commenced by the SEC, the DOJ or any other governmental authorities. Accordingly, no provision with respect to such matters has been recorded in the accompanying consolidated financial statements. For the first quarter of 2015, approximately $1.0 million was

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

recorded for legal and other professional services incurred related to the internal investigation of this matter. The Company expects to incur additional costs relating to the investigation of this matter throughout 2015.

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

The benefit from income taxes for the first quarter of 2015 and 2014 was approximately $5.6 million and $3.0 million, respectively. The effective income tax rate of a benefit of approximately 28.7% and 25.9% for the first quarters of 2015 and 2014, respectively, differs from the United States federal statutory rate of 35% principally as a result of losses in certain jurisdictions that cannot be benefited.

The Company has approximately $5.5 million of remaining tax benefits related to the excess of tax deductible stock compensation expense over the related book expense. This amount will be recognized as a credit to additional paid in capital when the benefits are realized on a tax return.  The Company accounts for excess share-based compensation deductions on the basis that these are the last tax benefits that are utilized.

As of January 1, 2015, the Company had a liability of approximately $18.3 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  As a result of additional provisions during the first quarter of 2015, the liability for uncertain tax positions increased to approximately $18.6 million at March 28, 2015. The liability for uncertain tax positions is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet. The corresponding amount of gross uncertain tax benefits was approximately $24.5 million and $24.2 million at March 28,

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

2015 and December 31, 2014, respectively. The difference between the total unrecognized tax benefits and the amount of the liability for unrecognized tax benefits represents unrecognized tax benefits that have been netted against deferred tax assets in accordance with ASU No. 2013-11.

As of March 28, 2015 and December 31, 2014, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was approximately $11.6 million and $11.3 million, respectively. The difference between the total amount of uncertain tax positions and the amount that would affect the effective tax rate represents the federal tax effect of state tax items, and items that offset temporary differences.

As of March 28, 2015, the Company had approximately $0.8 million in unrecognized benefits relating to various tax issues, for which the statute of limitations is expected to expire in the fourth quarter of 2015.

As of March 28, 2015 and December 31, 2014, the total amount of accrued interest and penalties related to uncertain tax positions was approximately $4.3 million and $4.1 million, respectively.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

(I)	Segment Information and Concentration of Risk

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

For a description of the activities of the Company's reporting segments, see "Segment Information and Concentration of Credit Risk", of the Company's 2014 Form 10-K.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

Segment Operating Results

Unaudited net sales, operating earnings and earnings (loss) before provision (benefit) for income taxes for the Company’s reporting segments for the first quarter of 2015 and 2014 were as follows:

	First Quarter of
	2015	2014
	(Dollar amounts in millions)
Net sales:
AQH	$138.3	$140.8
SCS	96.5	85.3
ERG	70.8	61.6
RCH	123.9	100.8
CAS	110.7	123.4
AVC	32.5	35.9
Consolidated net sales	$572.7	$547.8

Operating earnings (loss):
AQH	$13.4	$9.6
SCS	4.6	1.1
ERG	8.0	7.5
RCH	(4.7)	3.2
CAS	1.9	11.1
AVC	(2.4)	(4.7)
Subtotal	20.8	27.8
Unallocated, net	(13.1)	(15.3)
Consolidated operating earnings	7.7	12.5
Net interest expense	(27.2)	(24.1)
Loss before benefit from income taxes	$(19.5)	$(11.6)

Intersegment sales between the SCS segment and the combined AVC segments totaled approximately $3.0 million and $3.5 million for the first quarter of 2015 and 2014, respectively.

See Note F, “Exit and Disposal Activities” and Note G, "Commitments and Contingencies", with respect to certain other items affecting segment earnings (loss).

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

Segment Assets

Segment assets at March 28, 2015 and December 31, 2014 for the Company’s reporting segments are presented in the table that follows:

	March 28, 2015	December 31, 2014
	(Dollar amounts in millions)
Segment Assets:
AQH	$586.9	$585.7
SCS	369.4	339.6
ERG	414.2	365.0
RCH	535.6	538.2
CAS	203.1	190.7
AVC	63.1	63.2
	2,172.3	2,082.4
Unallocated:
Cash and cash equivalents, including current restricted cash	44.2	59.0
Deferred tax assets	37.5	28.1
Other assets, including long-term restricted investments	39.1	39.6
Consolidated assets	$2,293.1	$2,209.1

Concentrations of Risk

No single customer accounted for 10% or more of consolidated net sales for the first quarter of 2015 and 2014 or accounts receivable at March 28, 2015 and December 31, 2014.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

(J)	Equity Activity

Restricted Stock

During the first quarter of 2015, 66,360 shares of restricted stock were granted and 52,987 shares of restricted stock were forfeited. Additionally, during the first quarter of 2015, 57,164 shares of restricted stock vested, of which 15,791 shares of common stock were delivered to the Company as payment in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Stock Options

During the first quarter of 2015, 48,596 stock options were exercised for common stock, of which 25,669 shares of common stock were delivered to the Company as payment in lieu of cash for stock options exercised and related minimum tax withholding obligations.

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

The balances of each component, net of tax attributes, within accumulated other comprehensive loss for the first quarter of 2015 are as follows:

	First Quarter of 2015
	Foreign Currency Translation	Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(Dollar amounts in millions)

Balance, beginning of period	$(8.8)	$(26.9)	$(35.7)
Other comprehensive loss before reclassifications	(6.1)	(0.4)	(6.5)
Amounts reclassified from AOCI to SG&A (1)	—	0.4	0.4
Net current-period other comprehensive loss	(6.1)	—	(6.1)

Balance, end of period	$(14.9)	$(26.9)	$(41.8)

(1)	For additional information, see Note L, "Pension, Profit Sharing and & Other Post-Retirement Benefits".

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

(K)	Earnings (Loss) per Share

Basic earnings per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliations between basic and diluted loss per share for the first quarter of 2015 and 2014 are as follows:

	First Quarter of
	2015	2014
	(Dollar amounts in millions, except per share data)

Net loss	$(13.9)	$(8.6)

Weighted average common shares outstanding	15,909,464	15,496,151
Dilutive effect of common share equivalents	—	—
Dilutive shares outstanding	15,909,464	15,496,151

Basic loss per share	$(0.87)	$(0.55)

Diluted loss per share	$(0.87)	$(0.55)

The effect of certain potential common share equivalents, as outlined below, were excluded from the computation of diluted shares outstanding for the first quarter of 2015 and 2014 as their inclusion would have been anti-dilutive. Restricted stock awards which vest based upon achievement of performance targets are excluded from the diluted shares outstanding unless the performance targets had been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.

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

A summary of the weighted average anti-dilutive shares excluded from the first quarter of 2015 and 2014 is as follows:

	First Quarter of
	2015	2014
Warrants (1)	—	646,193
Restricted stock	345,691	391,267
Stock options	560,557	640,166
Total	906,248	1,677,626

(1)	All warrants were either exercised or expired prior to December 31, 2014.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

(L)	Pension, Profit Sharing & Other Post-Retirement Benefits

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing, and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension, profit sharing and other post-retirement health benefit expense charged to operations aggregated approximately $3.1 million and $2.8 million for the first quarter of 2015 and 2014, respectively.

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At March 28, 2015, the Company estimated that approximately $7.9 million would be contributed to the Company's defined benefit pension plans in 2015, of which approximately $1.6 million was contributed through the first quarter of 2015.

The Company’s unaudited net periodic benefit cost for its defined benefit plans for the first quarter of 2015 and 2014 consists of the following components:

	First Quarter of
	2015	2014
	(Dollar amounts in millions)
Service cost	$0.2	$0.2
Interest cost	1.6	1.9
Expected return on plan assets	(1.8)	(1.9)
Net amortization of actuarial loss	0.4	—
Net periodic benefit cost	$0.4	$0.2

There were no periodic benefit costs for the Company's post-retirement health benefit plan for the first quarter of 2015 or 2014.

(M)	Fair Value

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

Measured on a Recurring Basis

Restricted Investments (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at March 28, 2015 or December 31, 2014.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

Measured on a Non-Recurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property, plant and equipment, intangible assets and goodwill.

During the first quarter of 2015, the Company committed to a plan to sell one of its RCH segment’s warehouse properties and engaged a third party broker to assist the Company in actively marketing this asset and identifying a buyer. Based on the Company’s evaluation of the assets held for sale criteria under ASC 360-10, Impairment and Disposal of Long-Lived Assets, the Company concluded all of the criteria were met and that the asset that is expected to be sold should be classified as held for sale as of March 28, 2015.  The assets held for sale relate to separately identifiable building and land owned by a subsidiary within the RCH reporting unit.  The Company determined that the fair value, which was determined based on Level 3 inputs based on estimated selling price, less cost to sell, was approximately $2.7 million and, as a result, the Company recorded a charge to SG&A of approximately $0.4 million to reduce the carrying value to fair value less cost to sell.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the unaudited condensed consolidated balance sheets at March 28, 2015 and December 31, 2014 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value (Level 1) because of their short-term nature.

Long-Term Debt -- At March 28, 2015, the fair value of the Company's long-term indebtedness was approximately $69.8 million higher than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before approximately $4.4 million of unamortized debt premium and approximately $1.8 million of unamortized debt discount. At December 31, 2014, the fair value of the Company’s long-term indebtedness was approximately $68.6 million higher than the amount on the Company's consolidated balance sheet, before approximately $4.8 million of unamortized debt premium and approximately $1.9 million of unamortized debt discount.  The Company determined the fair market value of its 10% Notes and 8.5% Notes using available market quotes (Level 1). For the Company's remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and the Term Loan Facility), the Company believed that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and the Company's estimated credit risk.

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

Consolidating balance sheets related to Nortek, the Guarantors and non-Guarantor subsidiaries as of March 28, 2015 and December 31, 2014, and the related consolidating statements of operations, comprehensive income (loss), and cash flows for the first quarter of 2015 and 2014 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

Condensed Consolidating Balance Sheet as of March 28, 2015

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$2.6	$1.0	$40.1	$—	$43.7
Restricted cash	0.1	0.4	—	—	0.5
Accounts receivable, less allowances	—	279.5	69.6	—	349.1
Intercompany receivables	2.2	—	70.1	(72.3)	—
Inventories, net	—	334.1	87.4	(6.7)	414.8
Prepaid expenses	2.8	13.4	5.9	—	22.1
Other current assets	0.1	9.1	9.1	—	18.3
Deferred tax assets	13.0	24.9	—	(0.4)	37.5
Total current assets	20.8	662.4	282.2	(79.4)	886.0

Property and Equipment, at Cost:
Total property and equipment, net	11.8	159.7	58.5	—	230.0

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,515.9	274.2	—	(1,790.1)	—
Goodwill	—	459.5	40.0	—	499.5
Intangible assets, less accumulated amortization	—	601.5	54.7	(9.4)	646.8
Deferred tax asset	14.1	—	—	(14.1)	—
Other assets	18.2	11.4	1.2	—	30.8
Total other long-term assets	1,548.2	1,346.6	95.9	(1,813.6)	1,177.1
Total Assets	$1,580.8	$2,168.7	$436.6	$(1,893.0)	$2,293.1

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Short term bank obligations	$—	$—	$0.4	$—	$0.4
Current maturities of long-term debt	5.7	2.0	—	—	7.7
Accounts payable	2.1	145.6	132.5	—	280.2
Accrued expenses and taxes	60.2	136.8	41.5	—	238.5
Current deferred taxes	—	—	0.4	(0.4)	—
Intercompany payables	—	72.3	—	(72.3)	—
Total current liabilities	68.0	356.7	174.8	(72.7)	526.8

Other Liabilities:
Deferred income taxes	—	123.8	14.5	(16.6)	121.7
Other long-term liabilities	54.9	100.3	25.3	—	180.5
Long-term intercompany payables	—	—	119.4	(119.4)	—
	54.9	224.1	159.2	(136.0)	302.2

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,435.6	6.2	—	—	1,441.8

Stockholders' investment (deficit)	22.3	1,581.7	102.6	(1,684.3)	22.3
Total Liabilities and Stockholders' Investment (Deficit)	$1,580.8	$2,168.7	$436.6	$(1,893.0)	$2,293.1

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the first quarter ended March 28, 2015

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$482.8	$187.7	$(97.8)	$572.7
Cost of products sold	—	348.1	156.3	(98.5)	405.9
Gross profit	—	134.7	31.4	0.7	166.8
Selling, general and administrative expense, net	12.8	106.6	23.9	—	143.3
Amortization of intangible assets	—	14.7	1.3	(0.2)	15.8
Operating (loss) earnings	(12.8)	13.4	6.2	0.9	7.7
Net interest expense	(26.3)	(0.9)	—	—	(27.2)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(39.1)	12.5	6.2	0.9	(19.5)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	19.6	(11.9)	(0.2)	(7.5)	—
(Loss) earnings before (benefit) provision for income taxes	(19.5)	0.6	6.0	(6.6)	(19.5)
(Benefit) provision for income taxes	(5.6)	1.4	2.6	(4.0)	(5.6)
Net (loss) earnings	$(13.9)	$(0.8)	$3.4	$(2.6)	$(13.9)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(6.1)	—	(5.2)	5.2	(6.1)
Other comprehensive (loss) income	(6.1)	—	(5.2)	5.2	(6.1)

Comprehensive (loss) income	$(20.0)	$(0.8)	$(1.8)	$2.6	$(20.0)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the first quarter ended March 29, 2014

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$461.8	$189.5	$(103.5)	$547.8
Cost of products sold	—	329.3	166.0	(101.8)	393.5
Gross profit	—	132.5	23.5	(1.7)	154.3
Selling, general and administrative expense, net	15.3	92.0	20.9	—	128.2
Amortization of intangible assets	—	13.1	0.7	(0.2)	13.6
Operating (loss) earnings	(15.3)	27.4	1.9	(1.5)	12.5
Net interest expense	(23.9)	(0.1)	(0.1)	—	(24.1)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(39.2)	27.3	1.8	(1.5)	(11.6)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	27.6	(16.8)	0.2	(11.0)	—
(Loss) earnings before (benefit) provision for income taxes	(11.6)	10.5	2.0	(12.5)	(11.6)
(Benefit) provision for income taxes	(3.0)	4.2	2.1	(6.3)	(3.0)
Net (loss) earnings	$(8.6)	$6.3	$(0.1)	$(6.2)	$(8.6)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(2.5)	—	(2.4)	2.4	(2.5)
Other comprehensive (loss) income	(2.5)	—	(2.4)	2.4	(2.5)

Comprehensive (loss) income	$(11.1)	$6.3	$(2.5)	$(3.8)	$(11.1)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

Condensed Consolidating Cash Flow Statement
For the first quarter ended March 28, 2015

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(20.7)	$(39.5)	$4.9	$(55.3)
Cash Flows from investing activities:
Capital expenditures	(0.6)	(7.9)	(1.6)	(10.1)
Net cash paid for businesses acquired	—	(51.8)	—	(51.8)
Intercompany contributions	(0.8)	—	0.8	—
Proceeds from the sale of property and equipment	—	0.1	—	0.1
Change in restricted cash and marketable securities	—	—	0.1	0.1
Other, net	—	(0.1)	0.2	0.1
Net cash used in investing activities	(1.4)	(59.7)	(0.5)	(61.6)

Cash Flows from financing activities:
Proceeds from ABL and other borrowings	155.0	—	0.6	155.6
Payment of ABL and other borrowings	(50.1)	(0.8)	(0.7)	(51.6)
Net use from equity transactions	(1.8)	—	—	(1.8)
Long-term intercompany advances and loans	(95.9)	95.9	—	—
Net cash provided by (used in) financing activities	7.2	95.1	(0.1)	102.2
Net change in unrestricted cash and cash equivalents	(14.9)	(4.1)	4.3	(14.7)
Unrestricted cash and cash equivalents at the beginning of the period	17.5	5.1	35.8	58.4
Unrestricted cash and cash equivalents at the end of the period	$2.6	$1.0	$40.1	$43.7

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015 AND MARCH 29, 2014

Condensed Consolidating Cash Flow Statement
For the first quarter ended March 29, 2014

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash used in operating activities	$(15.6)	$(29.6)	$(7.4)	$(52.6)
Cash Flows from investing activities:
Capital expenditures	(1.9)	(5.1)	(0.9)	(7.9)
Proceeds from the sale of property and equipment	—	0.8	0.5	1.3
Other, net	—	(0.1)	(0.3)	(0.4)
Net cash used in investing activities	(1.9)	(4.4)	(0.7)	(7.0)

Cash Flows from financing activities:
Proceeds from ABL and other borrowings	40.0	—	0.7	40.7
Payment of ABL and other borrowings	(5.1)	(0.7)	(0.8)	(6.6)
Net use from equity transactions	(4.0)	—	—	(4.0)
Long-term intercompany advances and loans	(22.3)	22.3	—	—
Other, net	(0.3)	—	—	(0.3)
Net cash provided by (used in) financing activities	8.3	21.6	(0.1)	29.8
Net change in unrestricted cash and cash equivalents	(9.2)	(12.4)	(8.2)	(29.8)
Unrestricted cash and cash equivalents at the beginning of the period	23.2	20.0	37.7	80.9
Unrestricted cash and cash equivalents at the end of the period	$14.0	$7.6	$29.5	$51.1

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” about Nortek, Inc. ("Nortek") and its subsidiaries (the "Company"). When used in this discussion and throughout this document, words such as “intend,” “plan,” “estimate,” “believe,” "will," "could," "may," "seek,", “anticipate” and “expect” or other similar expressions are intended to identify forward-looking statements, which are provided "safe harbor" protection under the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties, over which we have no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include: global economic conditions; the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets; the availability and cost of certain raw materials and purchased components (including, among others, steel, copper, aluminum, electronics, motors, plastics, compressors, various chemicals and paints, and packaging); compliance with conflict minerals regulations; weather fluctuations; acquisition and integration risks; the success of our operational improvement initiatives; potential restructurings and business shutdowns; competition; foreign economic and political conditions; increased costs associated with regulatory compliance, including environmental, health and safety laws and the U.S. Foreign Corrupt Practices Act; foreign currency fluctuations; international business practices; maintaining good relationships with customers and suppliers; labor disruptions; product innovations and improvements; product and warranty liability claims; product recalls or reworks; employment levels; intellectual property rights; security breaches; maintaining pension plans; changes in tax law; and our ability to service our indebtedness. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise (except as required by applicable securities laws). All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The following discussion should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2014 ("2014 Form 10-K"), including without limitation statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the risk factors described in the 2014 Form 10-K, and any further disclosures we make on related subjects in our 8-K or other reports filed with the Securities and Exchange Commission (the “SEC”).

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

Basis of Presentation

We operate on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended March 28, 2015 ("first quarter of 2015") and March 29, 2014 ("first quarter of 2014") include 87 days and 88 days, respectively.

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

Our critical accounting policies include:

•	Revenue Recognition, Accounts Receivable, and Related Expenses,

•	Inventory Valuation,

•	Income Taxes,

•	Goodwill,

•	Other Long-Lived Assets,

•	Pensions and Post-Retirement Health Benefits,

•	Product Warranties,

•	Insurance Liabilities, including Product Liability,

•	Contingencies, and

•	Share-Based Compensation Expense.

Further detail regarding our critical accounting policies can be found in the consolidated financial statements and the notes included in our 2014 Form 10-K as filed with the SEC.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

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

Changes in key industry activity affecting our businesses in North America for the first quarter of 2015, the fourth quarter of 2014 and the full year of 2014 as compared to the prior comparable periods were as follows:

		% Increase (Decrease)
	Source of Data	1st Quarter 2015	4th Quarter 2014	Full Year 2014
Private residential construction spending	1	1%	(3)%	4%
Total U.S. housing starts	1	4%	5%	9%
Total Canadian housing starts	2	4%	(5)%	1%
New home sales	1	21%	5%	2%
Existing home sales	3	7%	3%	(3)%
Residential improvement spending	1	(23)%	(31)%	(15)%
Central air conditioning and heat pump shipments	4	16%	26%	11%
Gas furnace shipments	4	—%	6%	5%
Private non-residential construction spending	1	6%	8%	11%
Manufactured housing shipments	5	n/a	8%	7%
Residential fixed investment spending	6	4%	3%	2%

Source of data, based upon most recently available data:

(1)	U.S. Census Bureau

(2)	Canada Mortgage and Housing Corporation

(3)	National Association of Realtors

(4)	Air Conditioning, Heating and Refrigeration Institute

(5)	Institute for Building Technology and Safety

(6)	U.S. Bureau of Economic Analysis

(n/a)	Not available

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

Outlook

For 2015, our expectation is that market demand for residential security, HVAC and home automation products will be higher than the levels experienced in 2014. We also expect that overall residential and non-residential construction in the United States will continue to improve with increased activity in 2015 as compared to the prior year.

Effective January 1, 2015, the U.S. Department of Energy increased the minimum efficiency standards for air conditioning and heat pump systems for certain regions of the U.S., which affected our RCH segment.  Distributors in the affected regions may not sell equipment below the minimum efficiency standards unless the equipment was manufactured prior to January 1, 2015.  Due in part to this regulatory change, we experienced an increase in net sales in the fourth quarter of 2014 to customers in the affected regions.  We also held additional inventory at December 31, 2014 in order to support sales to certain of these customers, which have agreed to purchase equipment from us in 2015. The increase in fourth quarter sales had a negative impact on sales in the RCH segment in the first quarter of 2015 and may impact the second quarter as well.

In our CAS segment, we have a significant amount of net sales to a major customer whose demand for our products can fluctuate considerably from period to period. These fluctuations are primarily due to the cyclical nature of the semiconductor industry in which this customer competes. As a result of this trend, we expect approximately $40.0 to $50.0 million of lower sales to this customer in 2015 as compared to 2014. Sales relating to this customer decreased approximately $19.0 million during the first quarter of 2015 as compared to the first quarter of 2014. We are seeking to offset all or some of this decline with increased sales to other customers in the CAS segment.

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

With these operational improvement initiatives under way, we continue to focus on ways to increase net sales.  Toward that end, we are executing on various marketing and product development strategies aimed at adding or enhancing products to accelerate our growth. In addition to our strategy of leveraging our brands and distribution channels, we are beginning to analyze the structure of our sales force across the Company to identify potential improvement opportunities. We continue to focus on driving improved performance through both our operational improvement initiatives and sales growth strategies.

Acquisitions

We account for acquisitions under the acquisition method of accounting and, accordingly, the results of these acquisitions are included in our consolidated results from the date of their acquisition. We have made the following acquisitions since January 1, 2014:

Reporting Segment	Acquired Company	Acquisition Date	Primary Business of Acquired Company
RCH	Heating, ventilation and air conditioning business of Thomas & Betts Corporation ("Reznor")	April 30, 2014	Manufactures industrial and commercial HVAC products
RCH	Phoenix Wholesale, Inc. ("Phoenix")	October 8, 2014	Distributes HVAC products
ERG	Anthro Corporation ("Anthro")	January 21, 2015	Designs, develops, markets and manufactures technology furniture products

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

Results of Operations

Our consolidated operating results for the first quarter of 2015 and 2014 were as follows:

	First Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$572.7	100.0%	$547.8	100.0%	$24.9	N/A %
COGS:
Material costs	266.5	46.5	256.9	46.9	9.6	(0.4)
Labor costs	31.1	5.4	32.2	5.9	(1.1)	(0.5)
Overhead costs	108.3	18.9	104.4	19.0	3.9	(0.1)
Total COGS	405.9	70.8	393.5	71.8	12.4	(1.0)
Gross profit	166.8	29.2	154.3	28.2	12.5	(1.0)
SG&A	143.3	25.0	128.2	23.4	15.1	1.6
Amortization of intangible assets	15.8	2.8	13.6	2.5	2.2	0.3
Operating earnings	7.7	1.4	12.5	2.3	(4.8)	(2.9)
Net interest expense	(27.2)	(4.8)	(24.1)	(4.4)	(3.1)	(0.4)
Loss before benefit from income taxes	(19.5)	(3.4)	(11.6)	(2.1)	(7.9)	(3.3)
Benefit from income taxes	(5.6)	(1.0)	(3.0)	(0.5)	(2.6)	(0.5)
Net loss	$(13.9)	(2.4)%	$(8.6)	(1.6)%	$(5.3)	(2.8)%

Other financial information:
Depreciation and amortization	$28.7	5.0%	$23.5	4.3%	$5.2	0.7%
Share-based compensation expense	1.9	0.3	1.7	0.3	0.2	—
Restructuring and transformation charges	6.5	1.1	3.8	0.7	2.7	0.4
Other	1.2	0.2	2.0	0.4	(0.8)	(0.2)
Net sales and operating earnings (loss) by segment for the first quarter of 2015 and 2014 were as follows:

	Net Sales				Operating Earnings (Loss)
	First Quarter of		Change		First Quarter of		Change
	2015	2014	$	%	2015	2014	$	%
	(Dollar amounts in millions)
AQH	$138.3	$140.8	$(2.5)	(1.8)%	$13.4	$9.6	$3.8	39.6%
SCS	96.5	85.3	11.2	13.1	4.6	1.1	3.5	*
ERG	70.8	61.6	9.2	14.9	8.0	7.5	0.5	6.7
RCH	123.9	100.8	23.1	22.9	(4.7)	3.2	(7.9)	*
CAS	110.7	123.4	(12.7)	(10.3)	1.9	11.1	(9.2)	(82.9)
AVC	32.5	35.9	(3.4)	(9.5)%	(2.4)	(4.7)	2.3	(48.9)
	$572.7	$547.8	$24.9	4.5%	20.8	27.8	(7.0)	(25.2)
Unallocated					(13.1)	(15.3)	2.2	14.4
					$7.7	$12.5	$(4.8)	(38.4)%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

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

AQH Segment

The operating results for the AQH segment for the first quarter of 2015 and 2014 were as follows:

	First Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$138.3	100.0%	$140.8	100.0%	$(2.5)	N/A %
COGS:
Material costs	59.6	43.1	61.4	43.6	(1.8)	(0.5)
Labor costs	7.2	5.2	7.3	5.2	(0.1)	—
Overhead costs	28.4	20.5	32.3	22.9	(3.9)	(2.4)
Total COGS	95.2	68.8	101.0	71.7	(5.8)	(2.9)
Gross Profit	43.1	31.2	39.8	28.3	3.3	2.9
SG&A	25.9	18.7	26.4	18.8	(0.5)	(0.1)
Amortization of intangible assets	3.8	2.8	3.8	2.7	—	0.1
Operating earnings	$13.4	9.7%	$9.6	6.8%	$3.8	2.9%

Other financial information:
Depreciation and amortization	$6.1	4.4%	$6.3	4.5%	$(0.2)	(0.1)%
Share-based compensation expense	0.2	0.1	0.2	0.1	—	—
Restructuring and transformation charges	0.2	0.1	—	—	0.2	0.1
Other	—	—	0.1	0.1	(0.1)	(0.1)

Net sales in the AQH segment decreased approximately $2.5 million as compared to the first quarter of 2014. Changes in foreign currency exchange rates had a negative impact of approximately $2.9 million and $1.9 million on net sales in North America and Europe, respectively. Excluding the effect of changes in foreign currency exchange rates, net sales in North America increased approximately $4.5 million, while net sales in Europe and other regions decreased approximately $2.2 million. The increase in net sales in North America is primarily due to higher retail and appliance channel sales in the United States. Net sales and operating earnings in the retail channel also reflect higher allowances recorded in the first quarter of 2014 related to in-store displays. Continued softness in the Canadian retail market and continued European economic downturn contributed to the lower sales in those regions.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

COGS as a percentage of net sales decreased during the first quarter of 2015 as compared to the first quarter of 2014 primarily as a result of a decrease in overhead costs as a percentage of net sales, and to a lesser extent a decrease in material costs as a percentage of net sales. The decrease in overhead costs in the first quarter of 2015 as compared to the first quarter of 2014 is primarily as a result of manufacturing efficiencies, and lower warranty and freight costs. The decrease in material costs as a percentage of net sales for the first quarter of 2015 as compared to the first quarter of 2014 is primarily due to lower prices related to the purchase of steel and motors and changes in product mix. COGS for the first quarter of 2015 also includes a decrease of approximately $3.8 million related to the effects of changes in foreign currency exchange rates.

SCS Segment

As noted previously, during the second quarter of 2014, we changed the composition of our reporting segments to exclude the audio, video and control entities from the SCS segment. As a result, we have restated prior period segment disclosures to conform to the new composition.

The operating results for the SCS segment for the first quarter of 2015 and 2014 were as follows:

	First Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$96.5	100.0%	$85.3	100.0%	$11.2	N/A %
COGS:
Material costs	48.5	50.3	42.7	50.1	5.8	0.2
Labor costs	2.2	2.3	2.9	3.4	(0.7)	(1.1)
Overhead costs	14.9	15.4	15.0	17.5	(0.1)	(2.1)
Total COGS	65.6	68.0	60.6	71.0	5.0	(3.0)
Gross Profit	30.9	32.0	24.7	29.0	6.2	3.0
SG&A	23.2	24.0	20.3	23.8	2.9	0.2
Amortization of intangible assets	3.1	3.2	3.3	3.9	(0.2)	(0.7)
Operating earnings	$4.6	4.8%	$1.1	1.3%	$3.5	3.5%

Other financial information:
Depreciation and amortization	$4.0	4.1%	$4.2	4.9%	$(0.2)	(0.8)%
Share-based compensation expense	0.1	0.1	0.1	0.1	—	—
Restructuring and transformation charges	(0.1)	(0.1)	0.9	1.1	(1.0)	(1.2)
Other	1.0	1.0	(0.2)	(0.2)	1.2	1.2

Net sales in the SCS segment increased approximately $11.2 million in the first quarter of 2015 as compared to the first quarter of 2014, which was driven by increased shipments of security, access control and home automation products.

As noted in the table above, COGS as a percentage of net sales decreased in the first quarter of 2015 as compared to the first quarter of 2014. This decrease is primarily the result of a change in product mix, coupled with improved labor efficiency at our Asian manufacturing facilities, and lower air freight as compared to the first quarter of 2014.

SG&A as a percentage of net sales for the first quarter of 2015 increased slightly as compared to the first quarter of 2014 primarily as a result of increased legal and other professional fees as discussed further below, partially offset by an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses, headcount reductions within the segment, as well as lower product development costs. SG&A for the first quarter of 2015 includes increased legal and other professional services incurred related to the ongoing U.S. Foreign Corrupt Practices Act investigation as discussed previously in Note G, "Commitments and Contingencies", to the unaudited condensed consolidated financial statements included elsewhere herein.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

ERG Segment

The operating results for the ERG segment for the first quarter of 2015 and 2014 were as follows:

	First Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$70.8	100.0%	$61.6	100.0%	$9.2	N/A %
COGS:
Material costs	30.1	42.5	27.5	44.6	2.6	(2.1)
Labor costs	2.7	3.8	1.3	2.1	1.4	1.7
Overhead costs	8.8	12.5	6.5	10.6	2.3	1.9
Total COGS	41.6	58.8	35.3	57.3	6.3	1.5
Gross Profit	29.2	41.2	26.3	42.7	2.9	(1.5)
SG&A	17.0	24.0	15.5	25.2	1.5	(1.2)
Amortization of intangible assets	4.2	5.9	3.3	5.3	0.9	0.6
Operating earnings	$8.0	11.3%	$7.5	12.2%	$0.5	(0.9)%

Other financial information:
Depreciation and amortization	$5.8	8.2%	$4.5	7.3%	$1.3	0.9%
Share-based compensation expense	0.1	0.1	—	—	0.1	0.1
Restructuring and transformation charges	0.4	0.6	0.2	0.3	0.2	0.3
Other	—	—	—	—	—	—

Net sales in the ERG segment for the first quarter of 2015 increased approximately $9.2 million as compared to the first quarter of 2014. During the first quarter of 2015, we acquired Anthro and the results of Anthro have been included in the ERG segment since the date of acquisition. The acquisition of Anthro contributed approximately $6.1 million to net sales in the first quarter of 2015. The remaining increase in net sales for the first quarter of 2015 as compared to the first quarter of 2014 was primarily attributable to an increase in Ergotron Branded sales, partially offset by a decline in retail and original equipment manufacturer sales. The increase in net sales for Ergotron branded products was primarily driven by volume increases in ergonomic sit-stand products, and device management carts. Decreases in sales to original equipment manufacturer customers and retail sales during the first quarter of 2015 are primarily the result of the global decline in desktop personal computer and retail sales in Europe, the Middle East, and Asia.

The acquisition of Anthro contributed approximately $4.2 million to COGS for the first quarter of 2015. COGS as a percentage of net sales increased in the first quarter of 2015 as compared to the first quarter of 2014 primarily as a result of increased freight costs, and increased labor costs associated with wage increases at our Asian manufacturing facilities, partially offset by changes in the relative mix of products sold within the segment.

The acquisition of Anthro contributed approximately $1.9 million to SG&A in the first quarter of 2015. SG&A as a percentage of net sales decreased from the first quarter of 2014 and is primarily the result of an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses, as well as reductions in headcount.

The acquisition of Anthro contributed approximately $1.0 million to amortization of intangible assets during the first quarter of 2015 and represents the majority of the change in the first quarter of 2015 as compared to the first quarter of 2014.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

RCH Segment

The operating results for the RCH segment for the first quarter of 2015 and 2014 were as follows:

	First Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$123.9	100.0%	$100.8	100.0%	$23.1	N/A %
COGS:
Material costs	67.1	54.2	58.7	58.2	8.4	(4.0)
Labor costs	2.9	2.3	3.4	3.4	(0.5)	(1.1)
Overhead costs	23.0	18.6	20.0	19.8	3.0	(1.2)
Total COGS	93.0	75.1	82.1	81.4	10.9	(6.3)
Gross Profit	30.9	24.9	18.7	18.6	12.2	6.3
SG&A	32.3	26.1	15.3	15.2	17.0	10.9
Amortization of intangible assets	3.3	2.6	0.2	0.2	3.1	2.4
Operating (loss) earnings	$(4.7)	(3.8)%	$3.2	3.2%	$(7.9)	(7.0)%

Other financial information:
Depreciation and amortization	$7.7	6.2%	$2.6	2.6%	$5.1	3.6%
Share-based compensation expense	0.1	0.1	0.1	0.1	—	—
Restructuring and transformation charges	4.5	3.6	1.7	1.7	2.8	1.9
Other	—	—	—	—	—	—

Net sales increased approximately $23.1 million in the first quarter of 2015 as compared to the first quarter of 2014. During the second quarter of 2014, we acquired Reznor and during the fourth quarter of 2014 we acquired Phoenix. The results of Reznor and Phoenix have been included in the results of the RCH segment since the dates of acquisition. The acquisitions of Reznor and Phoenix contributed approximately $47.0 million to net sales during the first quarter of 2015. Excluding the acquisitions of Reznor and Phoenix, net sales for the first quarter of 2015 decreased approximately $23.9 million from the first quarter of 2014. Excluding the acquisitions, the decrease in net sales for the first quarter of 2015 as compared to the first quarter of 2014 was primarily the result of lower volume, partially offset by price changes and changes in product mix. The decrease in volume is primarily the result of a shift in demand due to customer requests during the fourth quarter of 2014, due in part to the regulatory changes noted previously. Also, we believe that part of the decrease in net sales relates to higher levels of sales in the first quarter of 2014 as compared to the first quarter of 2015 as customers placed orders ahead of an April 1, 2014 announced price increase.

The acquisitions of Reznor and Phoenix contributed approximately $30.2 million to COGS during the first quarter of 2015. Excluding the effect of Reznor and Phoenix, COGS as a percentage of net sales increased slightly for the first quarter of 2015 as compared to the first quarter of 2014. This increase in COGS as a percentage of net sales for the first quarter of 2015 as compared to the first quarter of 2014 is primarily attributable to an increase in overhead costs as a percentage of net sales, primarily related to a decrease in net sales without a proportionate increase in COGS due to the fixed nature of certain expenses, partially offset by a decrease in material costs as a percentage of net sales resulting from our operational improvement initiatives and changes in product mix, as well as a decrease in labor costs as a percentage of net sales due to the ongoing manufacturing rationalization and relocation initiatives within this segment. COGS for the first quarter of 2015 and 2014 includes severance and other charges of approximately $1.9 million and $1.7 million, respectively, related to these initiatives.

The acquisitions of Reznor and Phoenix contributed approximately $9.8 million to SG&A during the first quarter of 2015. Excluding the impact of Reznor and Phoenix, SG&A as a percentage of net sales increased during the first quarter of 2015 as compared to the first quarter of 2014. This increase reflects higher costs associated with warehousing and distributing, legal fees and increased costs associated with our company-owned distribution centers in select markets. SG&A reflects an increase of legal fees of approximately $1.5 million in the first quarter of 2015 as compared to 2014 and approximately $1.0 million of additional depreciation expense.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

The acquisitions of Reznor and Phoenix contributed approximately $3.1 million to amortization of intangible assets during the first quarter of 2015, representing the change for the first quarter of 2015 as compared to the first quarter of 2014.

CAS Segment

The operating results for the CAS segment for the first quarter of 2015 and 2014 were as follows:

	First Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$110.7	100.0%	$123.4	100.0%	$(12.7)	N/A %
COGS:
Material costs	45.3	40.9	49.7	40.3	(4.4)	0.6
Labor costs	15.9	14.4	17.0	13.8	(1.1)	0.6
Overhead costs	28.4	25.6	24.6	19.9	3.8	5.7
Total COGS	89.6	80.9	91.3	74.0	(1.7)	6.9
Gross Profit	21.1	19.1	32.1	26.0	(11.0)	(6.9)
SG&A	17.8	16.1	19.6	15.9	(1.8)	0.2
Amortization of intangible assets	1.4	1.3	1.4	1.1	—	0.2
Operating earnings	$1.9	1.7%	$11.1	9.0%	$(9.2)	(7.3)%

Other financial information:
Depreciation and amortization	$3.5	3.2%	$3.2	2.6%	$0.3	0.6%
Share-based compensation expense	0.1	0.1	0.1	0.1	—	—
Restructuring and transformation charges	1.4	1.3	0.1	0.1	1.3	1.2
Other	(0.2)	(0.2)	0.1	0.1	(0.3)	(0.3)

Net sales in the CAS segment decreased approximately $12.7 million as compared to the first quarter of 2014. Net sales in North America decreased approximately $10.9 million while net sales in Europe decreased approximately $1.8 million. Changes in foreign exchange rates had a negative impact of approximately $3.4 million and $0.9 million on net sales in the first quarter of 2015 as compared to the first quarter of 2014 in North America and Europe, respectively. Excluding the impact of changes in foreign exchange rates, net sales decreased approximately $8.4 million.

We have a significant amount of net sales to a major customer whose demand for our products can fluctuate considerably from period to period. These fluctuations are primarily due to the cyclical nature of the semiconductor industry in which this customer competes. As a result of this trend, we expect approximately $40.0 to $50.0 million of lower sales to this customer in 2015 as compared to 2014. Sales relating to this customer decreased approximately $19.0 million during the first quarter of 2015 as compared to the first quarter of 2014. We are seeking to offset all or some of this decline with increased sales to other customers in the CAS segment. Excluding net sales to this customer, net sales increased approximately $6.3 million in the first quarter of 2015 as compared to the first quarter of 2014 and primarily relates to increases in the commercial office, healthcare, and education end markets, among others.

Backlog for CAS products expected to be filled within the next twelve months was approximately $268.9 million at March 28, 2015, approximately $231.4 million at December 31, 2014 and approximately $244.7 million at March 29, 2014. Backlog related to our major customer noted above was approximately $12.0 million at March 28, 2015, approximately $14.9 million at December 31, 2014 and approximately $40.4 million at March 29, 2014.

COGS as percentage of net sales increased for the first quarter of 2015 as compared to the first quarter of 2014 primarily as a result of an increase in overhead costs as a percentage of net sales due to manufacturing inefficiencies experienced as a result of our continuing manufacturing rationalization and relocation initiatives and a decrease in sales volume without a proportionate decrease in overhead due to the fixed nature of certain expenses, and to a lesser extent due to an increase in material and labor costs as a percentage of net sales due to changes in product mix. COGS in the CAS segment for the first quarter of 2015 reflects

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

a decrease of approximately $3.2 million from the first quarter of 2014 attributable to the effect of changes in foreign currency exchange rates.

The increase in SG&A as a percentage of net sales for the first quarter of 2015 as compared to the first quarter of 2014 is primarily due to the change in net sales without a proportionate change in SG&A due to the fixed nature of certain expenses.

As discussed in Note F, "Exit and Disposal Activities", to the unaudited condensed consolidated financial statements included elsewhere herein, on May 4, 2015, the Board of Directors approved a restructuring plan designed to consolidate production activities in the North American and European operations of the CAS segment and to discontinue certain product lines which have been determined to have limited strategic importance or to be competitively disadvantaged, subject to consultation processes as appropriate. The plan to consolidate production includes the discontinuation of production in two North American facilities and one United Kingdom facility, with production transferred to other CAS facilities in North America and to one European facility in the RCH segment. The production consolidation and product line transfer was in part made possible by our acquisition of Reznor in 2014. The business units affected by the plan had net sales, operating losses and depreciation expense, respectively, of approximately $106.5 million, $10.6 million (including approximately $2.0 million of restructuring and transformation costs), and $1.4 million for the year ended December 31, 2014, approximately $27.9 million, $1.2 million and $0.3 million for the first quarter of 2014 and approximately $20.6 million, $5.5 million (including approximately $1.2 million of restructuring and transformation costs) and $0.6 million for the first quarter of 2015. The Company estimates that discontinued product lines will affect approximately $55 million to $65 million of the CAS segment’s annual revenues.
Costs to be incurred in connection with the plan are expected to be in the range of $15 million to $20 million, comprised principally of employee separation, facility abandonment, and operational inefficiencies during the consolidation period.
AVC segments

As noted previously, during the second quarter of 2014, we changed the composition of our reporting segments to exclude the audio, video and control entities from the SCS segment. As a result, we have restated prior period segment disclosures to conform to the new composition.

The combined operating results for the entities included in "AVC", each of which is insignificant, for the first quarter of 2015 and 2014 were as follows:

	First Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$32.5	100.0%	$35.9	100.0%	$(3.4)	N/A %
COGS:
Material costs	15.9	48.9	16.9	47.1	(1.0)	1.8
Labor costs	0.2	0.6	0.3	0.8	(0.1)	(0.2)
Overhead costs	4.8	14.8	6.0	16.7	(1.2)	(1.9)
Total COGS	20.9	64.3	23.2	64.6	(2.3)	(0.3)
Gross Profit	11.6	35.7	12.7	35.4	(1.1)	0.3
SG&A	14.0	43.1	15.8	44.0	(1.8)	(0.9)
Amortization of intangible assets	—	—	1.6	4.5	(1.6)	(4.5)
Operating loss	$(2.4)	(7.4)%	$(4.7)	(13.1)%	$2.3	5.7%

Other financial information:
Depreciation and amortization	$1.0	3.1%	$2.0	5.6%	$(1.0)	(2.5)%
Restructuring and transformation charges	0.1	0.3	0.3	0.8	(0.2)	(0.5)

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

The decrease in net sales during the first quarter of 2015 was primarily driven by lower sales of professional video signal management products.

During 2014, these segments experienced inefficiencies in the combination of certain businesses as well as the shifting of logistics to a third party provider. These inefficiencies in 2014 contributed to the decrease in COGS and SG&A as a percentage of net sales during the first quarter of 2015 as compared to the first quarter of 2014. Lower supply, distribution, and freight costs also contributed to these decreases, partially offset by approximately $0.6 million of higher depreciation expense within SG&A.

During the second quarter of 2014, we wrote down intangible assets to their fair value of zero. As a result, the AVC segments did not have amortization expense during the first quarter of 2015.

Unallocated

Unallocated operating loss was approximately $13.1 million in the first quarter of 2015 as compared to approximately $15.3 million for the first quarter of 2014.

Operating loss for the periods presented is comprised of the following:

	First Quarter of
	2015	2014
	(Dollar amounts in millions)

Corporate general administrative	$11.7	$11.5
Operational improvement initiatives	—	0.6
Acquisition costs	0.1	2.0
Share based compensation expense	1.3	1.2
	$13.1	$15.3

The decrease in unallocated operating loss for the first quarter of 2015 as compared to the first quarter of 2014 is primarily related to a decrease in acquisition related costs, as well as costs associated with the transition to an operational company.

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

Benefit from Income Taxes

The benefit from income taxes for the first quarter of 2015 and 2014 was approximately $5.6 million and $3.0 million, respectively. The effective income tax rate of a benefit of approximately 28.7% and 25.9% for the first quarters of 2015 and 2014, respectively, differs from the United States federal statutory rate of 35% principally as a result of losses in certain jurisdictions that cannot be benefited.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

Foreign Net Sales and Operating Earnings

Net sales and operating earnings derived from international markets are subject to economic, political, and currency risks, among others. Foreign net sales and operating earnings from foreign operations are attributed based on the location of our subsidiary responsible for the sale.

Foreign net sales by region and segment for the first quarter of 2015 and 2014 were as follows:

	First Quarter of
	2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales

Canada:
AQH	$23.2	4.1%	$27.3	5.0%
SCS	0.5	0.1	1.0	0.2
CAS	26.6	4.6	26.1	4.8
	50.3	8.8	54.4	9.9

Europe:
AQH	8.9	1.6	13.2	2.4
ERG	10.1	1.8	10.3	1.9
RCH	15.7	2.7	—	—
CAS	9.4	1.6	11.2	2.0
AVC	2.2	0.4	4.1	0.7
	46.3	8.1	38.8	7.1

Other Regions:
AQH	0.9	0.2	0.8	0.1
AVC	—	—	0.9	0.2
	0.9	0.2	1.7	0.3

Total foreign net sales	$97.5	17.0%	$94.9	17.3%

Operating earnings of foreign operations, consisting primarily of the results of operations of our Canadian, European, and Asian subsidiaries, were approximately 29.8% and 8.5% of consolidated operating earnings (before allocations of corporate overhead costs) for the first quarter of 2015 and 2014, respectively.

Our foreign net sales and results from operations are impacted by fluctuations in the respective local currency rates to the U.S. dollar and as a result, the amounts disclosed above include the impact of translation adjustments.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

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

Operational Improvement Initiatives

Our Board of Directors has approved a comprehensive set of operational improvement initiatives which we expect will result in significant improvements in efficiencies and reductions in operating costs and expenses, both in manufacturing processes and in administrative functions, which will better align us with the markets we serve and will improve our overall competitiveness. In part, these objectives were designed to help transition the company toward a center-led business model which better leverages our global strengths and resources. These initiatives, which were underway throughout 2013 and 2014, and which we expect will continue well into 2016, have enabled us to make significant progress toward that goal. In addition to efficiencies and cost reductions, these initiatives are allowing us to focus greater effort and resources on product development, marketing and sales, and customer service. We consider these initiatives to be important to our ability to maintain and improve our position in many of our markets and to allow us to expand in certain other markets. These initiatives address a wide variety of key areas of operations, including, for example, (i) optimizing the number and location of manufacturing, warehousing and distribution facilities, (ii) optimizing our procurement sources and processes, (iii) determining the potential for leveraging administrative resources across various operating groups, (iv) combining and/or relocating individual operations to leverage common management, (v) implementing global information systems to facilitate communication and resource sharing in areas such as finance and human resources and (vi) introducing new products and expanding our presence in certain markets. In addition, additional initiatives in the CAS segment are intended to further consolidate North American manufacturing operations and move to common product platforms and systems. See Note F, "Exit and Disposal Activities", to the unaudited condensed consolidated financial statements included elsewhere in this report for further description surrounding the costs associated with certain of these activities.

Given the wide ranging impact of these initiatives, we have made and plan to make significant incremental investments in staffing, research and development projects and specialized consulting resources, including engaging certain additional, third party resources with specialization in the areas of procurement, logistics, process optimization, and optimizing the design, pricing and cost of product offerings. During the first quarter of 2015 and 2014, we recorded approximately $5.0 million and $1.9 million, respectively, of operational improvement initiative costs, including investments in external resources as noted above.

We have made significant progress related to these initiatives. We have negotiated numerous supply agreements resulting in lower costs for materials, components and services and have established a team of internal resources and implemented systems to continue realizing savings in 2015 and beyond. Currently nearly all of our RCH segment's production that was planned to be moved to our manufacturing campus in Mexico is complete. In addition, we have moved approximately 80% of our planned locations to our new third party warehouse network with the remaining locations planned by the end of 2015. As these initiatives continue, we expect to achieve between $15 million to $20 million in savings in 2015 with the remaining $8 million to $10 million expected to be achieved in 2016. As such, we continue to expect that the total amount of savings when all of the projects have been successfully concluded, sometime in 2016, to be between $48 million and $60 million.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

Cash Flows

Our cash flows from operating, investing, and financing activities for the first quarter of 2015 and 2014, as reflected in the unaudited condensed consolidated statements of cash flows included elsewhere herein, are summarized in the table below:

	First Quarter of
	2015	2014	Change
	(Dollar amounts in millions)

Net cash used in operating activities	$(55.3)	$(52.6)	$(2.7)
Net cash used in investing activities	(61.6)	(7.0)	(54.6)
Net cash provided by financing activities	102.2	29.8	72.4
Net change in unrestricted cash and cash equivalents	$(14.7)	$(29.8)	$15.1

The increase in net cash used in operating activities was principally the result of a decrease in net earnings (after the exclusion of non-cash items) of approximately $5.2 million and a decrease in changes in other long-term assets and liabilities of approximately $8.0 million, partially offset by a decrease in working capital needs of approximately $10.5 million.

The increase in net cash used in investing activities was primarily the net result of an increase in cash paid for acquisitions of approximately $51.8 million principally related to the acquisition of Anthro in the first quarter of 2015 and an increase in capital expenditures of approximately $2.2 million. Capital expenditures were approximately $10.1 million and $7.9 million for the first quarter of 2015 and 2014, respectively.  Capital expenditures were approximately $38.9 million for the year ended December 31, 2014 and are expected to be between approximately $45.0 million and $55.0 million for 2015.

The increase in net cash provided by financing activities was primarily the result of an increase in proceeds from ABL and other borrowings of approximately $114.9 million, partially offset by an increase in payments related to outstanding ABL and other borrowings of approximately $45.0 million.

As discussed earlier, we generally use cash flows from operations and, where necessary, borrowings to finance our capital expenditures and strategic acquisitions, to meet the service requirements of existing indebtedness, and for working capital and other general corporate purposes.

Outstanding Indebtedness

We had consolidated debt at March 28, 2015 of approximately $1,449.9 million consisting of the following:

(Amounts in millions)
8.5% Notes, net of premium	$739.4
Term Loan Facility, net of discount	346.7
10% Notes	250.0
ABL Facility	105.0
Long-term notes, mortgage notes and other indebtedness, net	8.4
Short-term bank obligations	0.4
$1,449.9

During the first quarter of 2015, we had a net increase in our debt of approximately $103.6 million. This increase is primarily the result of a net increase in ABL borrowings of approximately $105.0 million, partially offset by net payments relating to subsidiary debt of approximately $1.0 million. Our debt to equity ratio increased from approximately 31.9:1 at December 31, 2014 to

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

approximately 65.0:1 at March 28, 2015 as a result of the increase in indebtedness as noted above and a decrease in equity, due in part to the net loss in the first quarter of 2015 of approximately $13.9 million.

Second Quarter 2015 Debt Transactions

On April 2, 2015, we announced plans to refinance all of the outstanding 10% Notes with an incremental $265.0 million senior secured term loan (the "incremental term loan") to be borrowed pursuant to an amendment to the Company's existing Term Loan Facility dated April 30, 2014, with substantially the same terms. Additionally on April 2, 2015, we provided a notice of redemption for all of the outstanding 10% Notes. These notes were redeemed on May 4, 2015 at a redemption price of 105% of the aggregate principal amount thereof, plus accrued and unpaid interest to the redemption date. Under the incremental term loan agreement, we must make quarterly payments equal to 0.25% times the aggregate principal amount of the incremental term loan. As such, approximately $2.0 million has been reclassified to current maturities of long-term debt in the accompanying unaudited condensed consolidated balance sheet. Certain holders of the new incremental term loan had previously held loans under the 10% Notes, and therefore, in accordance with ASC 470-50, "Debt Modifications and Extinguishments", we will determine what portion of the debt issuance costs will be recorded as a loss on debt retirement and what amounts will be capitalized and amortized over the life of the new incremental term loan.

Contractual Obligations

As discussed above, on April 2, 2015, we entered into an incremental secured term loan and announced our plans to redeem all of our outstanding 10% Notes. The summary of our estimated future cash obligations for notes, mortgage notes and obligations payable and interest payments presented below has been updated from the amounts presented in our 2014 Form 10-K to reflect the following:

•	The 2015 amounts have been adjusted to reflect the estimated remaining amounts due as a result of actual activity in the first quarter of 2015 and subsequent borrowings under the ABL Facility.

•	Payments related to the incremental secured term loan have been included through 2020.

•	The remaining principal payment related to the 10% Notes has been excluded from 2018.

•	Interest payments have been adjusted to reflect the estimated change in interest rates related to the incremental term loan and redemption of the 10% Notes.

	Payments Due by Period
	Remainder of 2015	2016 & 2017	2018 & 2019	2020 & Thereafter	Total
	(Dollar amounts in millions)
Notes, mortgage notes and obligations payable	$5.1	$117.9	$12.7	$1,322.2	$1,457.9
Interest payments	97.7	181.2	173.8	114.3	567.0

There have been no other material changes outside the ordinary course of business to the obligations presented in the contractual obligations table since December 31, 2014.

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

Adequacy of Liquidity Sources

At March 28, 2015, we had approximately $43.7 million of unrestricted cash and cash equivalents, of which approximately $40.1 million was held by foreign subsidiaries, to fund our cash needs for the remainder of 2015. The cash held by foreign subsidiaries will be used primarily to fund the operations of our foreign subsidiaries, and with the exception of amounts at one subsidiary, are not expected to be repatriated. We have provided deferred taxes related to those amounts that are not indefinitely invested. There are no significant restrictions on the cash held by foreign subsidiaries.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  At April 30, 2015, we had approximately $165.0 million in outstanding borrowings and approximately $12.1 million in outstanding letters of credit under the ABL Facility. Based on the March 2015 borrowing base calculations, at April 30, 2015, we had excess availability of approximately $122.9 million under the ABL Facility and approximately $85.4 million of excess availability before triggering the cash deposit requirements as discussed further below.

As noted previously, the indentures and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions.  As of March 28, 2015, we had the capacity to make certain payments, including dividends, under the indenture governing the 10% Notes of approximately $69.0 million.

From time to time, we have evaluated and expect to continue to evaluate possible acquisition transactions and possible dispositions of certain of our businesses and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

Working Capital

Our working capital and current ratio increased from approximately $304.7 million and 1.6:1, respectively, at December 31, 2014 to approximately $359.2 million and 1.7:1, respectively, at March 28, 2015. This increase in our working capital is primarily the result of the net effect of the changes described further below.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents decreased from approximately $58.4 million at December 31, 2014 to approximately $43.7 million at March 28, 2015.

Accounts receivable, less allowances, increased approximately $24.2 million, or approximately 7.4%, between December 31, 2014 and March 28, 2015, while net sales decreased approximately $64.1 million, or approximately 10.1%, in the first quarter of 2015 as compared to the fourth quarter of 2014. The acquisition of Anthro contributed approximately $6.1 million to net sales in the first quarter of 2015 with a corresponding accounts receivable balance at March 28, 2015 of approximately $2.9 million. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, the level of sales recognized on a cash basis, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the case in March 2015. Accounts receivable from customers related to foreign operations increased approximately $2.2 million, or approximately 3.4%, between December 31, 2014 and March 28, 2015.

Inventories increased approximately $40.5 million, or approximately 10.8%, between December 31, 2014 and March 28, 2015. The acquisition of Anthro contributed approximately $3.9 million to the increase in inventories between December 31, 2014 and March 28, 2015. The remaining change in inventories is primarily related to an increase in the SCS segment due to increased purchasing in anticipation of higher sales due to seasonality, increased inventory in the CAS segment, partially related to sales delays experienced during the quarter, and an increase in the RCH segment due to inventory build-up associated with regulatory changes in January and increases due to seasonality.

Accounts payable decreased approximately $8.6 million, or 3.0%, between December 31, 2014 and March 28, 2015. The acquisition of Anthro contributed approximately $1.1 million to accounts payable between December 31, 2014 and March 28, 2015. The remaining change primarily relates to decreases in the ERG and RCH segments due to timing of payments, partially offset by an increase in the SCS segment due to increased purchases as noted previously.

Accrued expenses and taxes, net increased approximately $16.1 million, or approximately 7.2%, between December 31, 2014 and March 28, 2015. The acquisition of Anthro contributed approximately $2.0 million to the change in accrued expenses and taxes, net between December 31, 2014 and March 28, 2015. The remaining change is primarily as a result of an increase in accrued

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

interest related to upcoming interest payments, partially offset by decreases in various compensation and severance related accruals due to the timing of payments.

Changes in certain working capital accounts, as noted above, between December 31, 2014 and March 28, 2015, differ from the changes reflected in our unaudited condensed consolidated statement of cash flows for such period as a result of non-cash items including, among others, the effect of changes in foreign currency exchange rates.

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

In addition, the indentures that govern our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indentures governing our 10% Notes and 8.5% Notes and the credit agreement that governs the Term Loan Facility also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined in the indentures governing the 10% Notes and 8.5% Notes and the credit agreement governing the Term Loan Facility) for such trailing four quarter period. As of March 28, 2015, under the 10% Notes, the FCCR was approximately 2.69 to 1.0.

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

As of March 28, 2015, we were in compliance with all covenants under the indentures that govern the 10% Notes and 8.5% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility and we believe it is reasonably assured that we will comply with the covenants for the foreseeable future.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

The following table reconciles net loss to CCF and ACCF for the 10% Notes for the trailing four quarters ended March 28, 2015:

	(1)	(2)	(3)	LTM Ended
	Year Ended	First Quarter of		(1)+(2)-(3)
	December 31, 2014	2015	2014	March 29, 2015
	(Dollar amounts in millions)

Net loss	$(45.6)	$(13.9)	$(8.6)	$(50.9)
Benefit from income taxes	(19.4)	(5.6)	(3.0)	(22.0)
Loss from debt retirement	2.3	—	—	2.3
Interest expense	105.7	27.2	24.1	108.8
Investment income	(0.1)	—	—	(0.1)
Depreciation and amortization expense	105.4	28.7	23.5	110.6
Consolidated Cash Flow	$148.3	$36.4	$36.0	$148.7
Investment income	0.1	—	—	0.1
Non-cash impairment charges	80.4	—	—	80.4
Non-recurring losses (a)	1.4	1.0	0.5	1.9
Acquisition fees and expenses	7.5	0.1	2.0	5.6
Gain on sale of assets	(0.3)	—	(0.2)	(0.1)
Joint venture (income) loss	—	(0.2)	(0.3)	0.1
Share-based compensation expense	6.2	1.9	1.7	6.4
Net foreign exchange losses (b)	1.2	0.3	—	1.5
Restructuring and transformation charges (c)	30.4	6.5	3.8	33.1

Pro-forma effect of acquisitions and dispositions (d)	17.6	0.1	10.8	6.9
Adjusted Consolidated Cash Flow	$292.8	$46.1	$54.3	$284.6

(a)
Amounts relate to non-recurring gains or losses, as defined in the indenture governing the 10% Notes. For the trailing four quarters ended March 28, 2015, this amount includes (1) approximately $1.8 million in legal and other professional services incurred related to the FCPA investigation in the SCS segment, (2) a reduction in severance costs of approximately $(0.2) million related to headcount reductions in the CAS segment, (3) approximately $0.2 million of charges within the ERG segment relating to the write off of an indemnification asset associated with a reserve for uncertain tax positions, (4) approximately $0.2 million related to the write-off of deferred equity costs within Unallocated, and (5) accretion of approximately $(0.1) million to record leasehold fair value adjustments.

(b)	Non-cash foreign exchange (gains) losses relate to intercompany debt not indefinitely invested in our subsidiaries, recorded within Unallocated.

(c)
Includes all restructuring charges, including severance, relocation and transformation/transition costs. Costs associated with these activities for the trailing four quarters ended March 28, 2015 were as follows:

	(1)	(2)	(3)	LTM Ended
	Year Ended	First Quarter of		(1)+(2)-(3)
	December 31, 2014	2015	2014	March 29, 2015
	(Dollar amounts in millions)
Subsidiary Combinations	$4.4	$0.1	$0.1	$4.4
Manufacturing Rationalization & Relocation Initiatives	14.7	2.7	1.7	15.7
Warehousing & Distribution Consolidation	2.8	2.1	1.3	3.6
Other operational improvement initiatives	8.2	0.8	0.7	8.3
All other exit and disposal activities	0.3	0.8	—	1.1
	$30.4	$6.5	$3.8	$33.1

(d)
Includes the pro-forma effect of our acquisitions of Reznor, Phoenix and Anthro, as if the acquisitions had occurred on the first day of the four-quarter reference period. See Note B, "Acquisitions", to the unaudited condensed consolidated financial statements included elsewhere herein, for additional pro forma information surrounding the acquisition of Reznor.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED MARCH 28, 2015
AND THE FIRST QUARTER ENDED MARCH 29, 2014

As noted previously, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the borrowing base, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. At March 28, 2015, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility was approximately $182.9 million (based upon the February 2015 borrowing base calculation), which exceeded $30.0 million and 12.5% of the borrowing base. Our FCCR under the ABL Facility at March 28, 2015 was 2.03 to 1.0. Similar to the 10% Notes, the FCCR under the ABL Facility is the ratio of ACCF to Fixed Charges; however, in addition to other differences, ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at March 28, 2015 was approximately $220.4 million.

Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At March 28, 2015, the fair value of our unrestricted and restricted investments was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At March 28, 2015 and December 31, 2014, approximately 69% and 74%, respectively, of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates.  As a result of the second quarter 2015 debt transactions noted earlier, we anticipate that approximately 51% of our long-term debt will be at fixed interest rates subsequent to the first quarter of 2015. Based upon interest rates in effect at March 28, 2015, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $3.4 million for the remainder of 2015.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, the Canadian Dollar and the British Pound.  In the first quarter of 2015, the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to currency translation resulted in a decrease in stockholders’ investment of approximately $6.1 million and $2.5 million for the first quarter of 2015 and 2014, respectively. The impact of changes in foreign currency exchange rates related to transactions resulted in an increase in net foreign exchange losses recorded in SG&A of approximately $0.5 million for the first quarter of 2015 as compared to the same period of 2014. We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at March 28, 2015 consist primarily of short-term borrowings by certain of our foreign subsidiaries.  We generally have not entered into derivative financial instruments to manage foreign currency exposure.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 29, 2012
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED OCTOBER 1, 2011

Item 3.               Quantitative and Qualitative Disclosures about Market Risk

Other than as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”, there have been no material changes to our exposures to market risk since December 31, 2014.

Item 4.              Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer and the Company’s Corporate Disclosure and Controls Committee, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 28, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The acquisition of Reznor on April 30, 2014, Phoenix on October 8, 2014, and Anthro on January 21, 2015 have expanded the Company's internal control environment. The Company has not completed the integration of the acquired operations and systems into its overall internal control over financial reporting process. The process of integrating policies, processes, people, technology, operations and systems for the combined companies may result in additions or changes to the Company's internal control over financial reporting in the future. Management will continue to evaluate its internal control over financial reporting as the Company executes its integration activities.

In addition, management will continue to evaluate its internal control over financial reporting in connection with the matters discussed under "Other Commitments and Contingencies" in Note G, "Commitments and Contingencies" to the unaudited condensed consolidated financial statements included elsewhere in this report, relating to certain matters identified at our Linear Electronics (Shenzhen) Co. Ltd.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A “Risk Factors” in our 2014 Form 10-K filed with the SEC. There have been no material changes from the risk factors disclosed in the 2014 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

We do not currently have a publicly announced plan to repurchase shares. Below is a summary of our common stock repurchases during the first quarter ended March 28, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 24, 2015	—	$—	—	—

January 25 - February 21, 2015	215	$79.93	—	—

February 22 - March 28, 2015	15,576	$81.99	—	—

(1)
Shares repurchased by us during the first quarter of 2015 from employees who surrendered shares to satisfy minimum statutory income tax withholding obligations arising in connection with the vesting of restricted stock awards, which we pay in cash to the appropriate taxing authorities on behalf of our employees.

(2)	Amounts disclosed are rounded to the nearest two decimal places.

Item 6.	Exhibits

Exhibit No.	Description

10.1
Incremental Amendment, dated as of April 2, 2015 by and among Nortek, Inc., the guarantors party thereto, the incremental term lenders party thereto and Wells Fargo Bank, National Association (Exhibit 10.1 to Nortek, Inc. Form 8-K filed April 3, 2015).

* 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.

/s/ Almon C. Hall
Almon C. Hall
Authorized Officer, Senior Vice President and
Chief Financial Officer

May 4, 2015