Form 10-Q
period 2015-06-27
NORTEK INC
filed 2015-08-03
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015
OR

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

The number of shares of Common Stock, par value $0.01 per share, outstanding as of July 29, 2015 was 16,266,525.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	June 27, 2015	December 31, 2014
Assets
Current Assets:
Unrestricted cash and cash equivalents	$26.2	$58.4
Restricted cash	0.3	0.6
Accounts receivable, less allowances of $3.1 million and $3.7 million, respectively	422.4	324.9
Inventories:
Raw materials	120.0	111.8
Work in process	32.4	28.3
Finished goods	242.0	234.2
	394.4	374.3
Prepaid expenses	19.3	18.4
Other current assets	14.4	10.1
Tax refunds receivable	8.2	8.0
Deferred tax assets	37.5	28.1
Total current assets	922.7	822.8

Property and Equipment, at Cost:
Land	17.0	17.9
Buildings and improvements	111.1	118.5
Machinery and equipment	315.7	297.8
	443.8	434.2
Less accumulated depreciation	215.7	196.2
Total property and equipment, net	228.1	238.0

Other Assets:
Goodwill	499.5	474.3
Intangible assets, less accumulated amortization of $243.1 million and $210.9 million, respectively	630.7	642.6
Deferred debt expense	15.1	17.3
Restricted investments	1.0	0.9
Other assets	14.2	13.2
	1,160.5	1,148.3
Total Assets	$2,311.3	$2,209.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)
(Dollar amounts in millions, except shares data)

	June 27, 2015	December 31, 2014
Liabilities and Stockholders' Investment

Current Liabilities:
Short-term bank obligations	$0.3	$0.6
Current maturities of long-term debt	7.9	6.3
Accounts payable	293.2	288.8
Accrued expenses and taxes	216.7	222.4
Total current liabilities	518.1	518.1

Other Liabilities:
Deferred income taxes	117.5	123.5
Other	177.7	185.9
	295.2	309.4

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,473.8	1,339.4

Commitments and Contingencies (Note G)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at June 27, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 17,042,020 shares and 16,986,493 shares issued at June 27, 2015 and December 31, 2014, respectively	0.2	0.2
Additional paid-in capital	254.5	249.4
Accumulated deficit	(133.3)	(117.1)
Accumulated other comprehensive loss	(39.1)	(35.7)
Less: Treasury stock at cost, 775,616 shares and 732,340 shares at June 27, 2015 and December 31, 2014, respectively	(58.1)	(54.6)
Total stockholders' investment	24.2	42.2
Total Liabilities and Stockholders' Investment	$2,311.3	$2,209.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the second quarter ended		For the first six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(Dollar amounts in millions, except per share data)

Net Sales	$703.9	$718.6	$1,276.6	$1,266.4
Cost of products sold	505.8	509.0	911.7	902.5
Gross profit	198.1	209.6	364.9	363.9
Selling, general and administrative expense, net	146.1	146.1	289.4	274.3
Impairment of long-lived assets and goodwill	1.2	80.4	1.2	80.4
Amortization of intangible assets	16.1	15.2	31.9	28.8
Operating earnings (loss)	34.7	(32.1)	42.4	(19.6)
Net interest expense	(24.9)	(26.6)	(52.1)	(50.7)
Loss from debt retirement	(14.8)	(1.8)	(14.8)	(1.8)
Loss before benefit from income taxes	(5.0)	(60.5)	(24.5)	(72.1)
Benefit from income taxes	(2.7)	(14.3)	(8.3)	(17.3)
Net loss	$(2.3)	$(46.2)	$(16.2)	$(54.8)

Basic loss per share	$(0.14)	$(2.97)	$(1.02)	$(3.53)

Diluted loss per share	$(0.14)	$(2.97)	$(1.02)	$(3.53)

Weighted Average Common Shares:
Basic	15,953,059	15,557,173	15,931,599	15,527,173
Diluted	15,953,059	15,557,173	15,931,599	15,527,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

	For the second quarter ended		For the first six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(Dollar amounts in millions)

Net loss	$(2.3)	$(46.2)	$(16.2)	$(54.8)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	2.3	2.1	(3.8)	(0.4)
Pension liability adjustments:
Currency translation on pension liabilities	—	(0.3)	(0.1)	(0.3)
Amortization of cumulative loss	0.3	—	0.7	—
Deferred income taxes on pension liability	0.1	—	(0.2)	—
Total pension liability, net of tax	0.4	(0.3)	0.4	(0.3)

Other comprehensive income (loss)	2.7	1.8	(3.4)	(0.7)

Comprehensive income (loss)	$0.4	$(44.4)	$(19.6)	$(55.5)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first six months ended
	June 27, 2015	June 28, 2014
	(Dollar amounts in millions)
Cash flows from operating activities:
Net loss	$(16.2)	$(54.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	24.5	20.4
Amortization expense, including increase to cost of goods sold for inventory acquired in business combinations	32.4	30.3
Non-cash impairment charges	1.2	80.4
Loss from debt retirement	14.8	1.8
Non-cash interest expense, net	1.3	1.1
Non-cash share-based compensation expense	3.5	3.9
Excess tax benefit on share-based awards	—	(3.8)
Gain on sale of property and equipment	—	(0.3)
Deferred income tax benefit	(15.4)	(37.3)
Changes in certain assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(96.9)	(116.7)
Inventories	(18.7)	(76.0)
Prepaid and other current assets	(1.2)	5.1
Accounts payable	5.1	87.1
Accrued expenses and taxes	(4.3)	0.1
Long-term assets, liabilities and other, net	(11.0)	(1.8)
Total adjustments to net loss	(64.7)	(5.7)
Net cash used in operating activities	(80.9)	(60.5)
Cash flows from investing activities:
Capital expenditures	(20.0)	(18.3)
Net cash paid for businesses acquired	(51.8)	(254.9)
Proceeds from the sale of property and equipment	0.1	1.6
Change in restricted cash and marketable securities	0.1	0.3
Other, net	(0.6)	(1.5)
Net cash used in investing activities	(72.2)	(272.8)
Cash flows from financing activities:
Proceeds from ABL and other borrowings	284.1	141.5
Payment of ABL and other borrowings	(158.0)	(48.1)
Redemption of the 10% Senior Notes due 2018, including redemption premium	(262.5)	—
Net proceeds from borrowings under the senior secured term loan facility due 2020	261.8	349.1
Redemption of the senior secured term loan facility due 2017	—	(93.0)
Fees paid in connection with debt facilities	(2.7)	(5.9)
Net use from equity transactions	(1.9)	(3.7)
Excess tax benefit on share-based awards	—	3.8
Other, net	0.1	—
Net cash provided by financing activities	120.9	343.7
Net change in unrestricted cash and cash equivalents	(32.2)	10.4
Unrestricted cash and cash equivalents at the beginning of the period	58.4	80.9
Unrestricted cash and cash equivalents at the end of the period	$26.2	$91.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

(A)	Basis of Presentation

Nortek, Inc. (“Nortek”) and all of its wholly owned subsidiaries (collectively the “Company”) is a global, diversified company whose many market-leading brands deliver broad capabilities and a wide array of innovative, technology-driven products and solutions for lifestyle improvement at home and at work. Operating within five principal reporting segments (see Note I, “Segment Information and Concentration of Risk”), the Company manufactures and sells, primarily in the United States, Canada and Europe, with additional manufacturing in China and Mexico, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

The Company operates on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year always begins on January 1 and ends on December 31. As a result, the Company's first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended June 27, 2015 ("second quarter of 2015") and June 28, 2014 ("second quarter of 2014") each include 91 days. The first six months ended June 27, 2015 ("first half of 2015") and June 28, 2014 ("first half of 2014") include 178 days and 179 days, respectively.

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive loss, and cash flows of the Company after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted, the Company believes that the disclosures included are adequate to make the information presented herein not misleading. Operating results for the second quarter and first half of 2015 and 2014 are not necessarily indicative of the results that may be expected for other interim periods or for any fiscal year. Certain amounts in the prior periods' unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

As a result of certain acquisitions as discussed in Note B, “Acquisitions and Dispositions”, the operating results of these acquired entities are included in the Company’s consolidated results of operations from the date of acquisition prospectively. The Company has entered into certain arrangements with an independent third party in Mexico related to the Company’s manufacturing operations in Mexico. The Company has evaluated the operating entities that were formed under these arrangements and has determined that these entities are variable interest entities in accordance with Accounting Standards Codification ("ASC") 810, "Consolidation" ("ASC 810"). The Company has concluded that it is the primary beneficiary of these entities since it has both the power to direct activities that most significantly impact the entities' economic performance and the obligation to absorb losses that could potentially be significant since the Company is responsible for all operating decisions and all operating costs of these entities. As a result, the Company is consolidating the results of these entities in accordance with ASC 810. For the second quarter and first half of 2015 and 2014, the results of operations of these entities included in the Company’s statement of operations were not material.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2014 ("2014 Form 10-K") and Current Reports on Form 8-K as filed with the Securities and Exchange Commission ("SEC").

During the second quarter of 2015, the Company transferred the management of its UK commercial HVAC subsidiary from the Custom and Commercial Air Solutions ("CAS") segment to the Residential and Commercial HVAC ("RCH") segment. As a result, the Company has restated prior period segment disclosures to conform to the new segment composition. This UK subsidiary did not have any goodwill or other long-lived assets; as such, the Company was not required to perform a long-lived asset impairment analysis.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

New Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory ("ASU 2015-11"), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out ("LIFO") and the retail inventory method. The guidance in ASU No. 2015-11 is effective for periods beginning after December 15, 2016 and early adoption is permitted. The Company will adopt this pronouncement in the first quarter of 2017 and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The amendments of ASU No. 2015-02 were issued in an effort to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits. ASU No. 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The guidance in ASU No. 2015-02 is effective for periods beginning after December 15, 2015 and early adoption is permitted. The Company will adopt this pronouncement in the first quarter of 2016. Adoption is not expected to have a material effect on the Company's consolidated financial statements.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle under ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. On July 9, 2015, the FASB decided to defer the effective date for this standard to annual periods beginning after December 15, 2017 and interim periods therein. Early adoption is permitted, but not before January 1, 2017, and an entity may apply the amendments in ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 at the date of initial application. Currently, the Company is evaluating both the method of adoption and the impact adoption will have on its consolidated financial statements. In evaluating the method of adoption, the Company is considering a number of factors, including the disclosure requirements and related processes and controls required, as well as, the overall industry and peer public company adoption method trends.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which changes the criteria for reporting discontinued operations. ASU 2014-08 also requires additional disclosures about discontinued operations including, among others, the major classes of line items constituting the pretax profit and loss of the discontinued operation, either the total operating and investing cash flow of the discontinued operation or the depreciation, amortization, capital expenditures, and significant operating and investing non-cash items of the discontinued operation, a reconciliation of the major classes of assets and liabilities of the discontinued operation classified as held for sale to total assets and total liabilities of the disposal group classified as held for sale that is presented on the face of the balance sheet, and a reconciliation of the major classes of line items constituting the pretax profit or loss of the discontinued operation to the after-tax profit or loss of the discontinued operation that is presented on the face of the income statement. ASU 2014-08 also requires entities to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation and expands the disclosures about an entity's significant continuing involvement with a discontinued operation. ASU 2014-08 is effective prospectively for both (1) disposals of components of an entity and (2) businesses that, on acquisition are classified as held for sale, that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company adopted this standard in the first quarter of 2015. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

(B)	Acquisitions and Dispositions

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

The unaudited pro forma net sales, operating earnings, net loss, basic and diluted loss per share, and depreciation and amortization expense for the Company as a result of the acquisition of Reznor for the first half of 2014 were as follows (dollar amounts in millions):

Net sales	$1,318.5
Operating loss	(9.9)
Net loss	(49.1)
Basic loss per share	(3.16)
Diluted loss per share	(3.16)
Depreciation & amortization expense	56.3

These amounts were determined assuming that the acquisition of Reznor had occurred on January 1, 2014 and include pro forma adjustments to reflect (i) additional depreciation and amortization expense related to the estimates of the fair values of acquired tangible and intangible assets, (ii) changes in interest expense related to financing transactions due, in part, to funding the acquisition, and (iii) other pro forma adjustments that the Company considered appropriate related to the acquisition of Reznor. The transaction costs incurred in the first half of 2014 of approximately $5.7 million related to the acquisition of Reznor have been excluded from the unaudited pro forma operating earnings, net loss, and basic and diluted loss per share. These pro forma amounts are not necessarily indicative of the amounts that would have been achieved had the acquisition taken place as of January 1, 2014, nor are they necessarily indicative of the results for future periods.

The acquisition of Reznor contributed approximately $10.8 million to net sales for the second quarter of 2015 and operating earnings of approximately $0.6 million (which includes depreciation and amortization expense of approximately $1.1 million) to the operating results for the second quarter of 2015. The acquisition of Reznor contributed approximately $54.0 million to net sales for the first half of 2015 and operating earnings of approximately $5.9 million (which includes depreciation and amortization expense of approximately $4.9 million) to the operating results for the first half of 2015.

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

The acquisition of Phoenix contributed approximately $5.9 million to net sales for the second quarter of 2015 and an operating loss of approximately $1.1 million (which includes depreciation and amortization expense of approximately $0.2 million) to the operating results for the second quarter of 2015. The acquisition of Phoenix contributed approximately $9.7 million to net sales for the first half of 2015 and an operating loss of approximately $2.5 million (which includes depreciation and amortization expense of approximately $0.5 million) to the operating results for the first half of 2015.

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
JUNE 27, 2015 AND JUNE 28, 2014

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

The Company acquired this business for an initial aggregate purchase price of approximately $51.0 million, of which approximately $50.8 million was paid in cash and an additional $0.2 million related to the amount of consideration being paid in excess of the fair value of certain services provided by the former stockholders of Anthro. Approximately $5.0 million of the purchase price is held in escrow to cover general business representations and warranties. This amount will be paid 18 months after the closing date.  The Company is in the process of finalizing certain working capital and other purchase price adjustments and has recorded a receivable included in other current assets at June 27, 2015 of approximately $1.1 million related to the anticipated amounts owed to the Company from escrow related to these adjustments, resulting in an adjusted purchase price of $49.9 million. The Company anticipates that the working capital and other purchase price adjustments will be finalized in the third quarter of 2015. Acquisition-related costs were expensed as incurred within SG&A in the Company’s consolidated statement of operations and were not material.

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

Based on the Company’s preliminary evaluation of the assets and liabilities acquired, the Company determined that the fair value of tangible net assets acquired was approximately $5.2 million, including cash of approximately $0.6 million and a fair value adjustment related to inventory acquired of approximately $0.5 million which was recognized in cost of products sold during the first quarter of 2015.  In addition, approximately $19.6 million was recognized for definite-lived intangible assets, and approximately $25.1 million was recorded to goodwill.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

The acquisition of Anthro contributed approximately $10.6 million to net sales for the second quarter of 2015 and operating earnings of approximately $0.9 million (which includes depreciation and amortization expense of approximately $1.2 million) to the operating results for the first half of 2015. The acquisition of Anthro contributed approximately $16.7 million to net sales for the first half of 2015 and an operating loss of approximately $0.1 million (which includes depreciation and amortization expense of approximately $2.2 million and approximately $0.5 million of increased cost of goods sold due to the recognition of inventory at its acquisition date fair value) to the operating results for the first half of 2015.

The results of Anthro have been included in the Company’s consolidated financial statements since the date of acquisition within the ERG segment. Pro forma results related to the acquisition of Anthro have not been presented, as the effect is not significant to the Company's consolidated operating results.

Numera Acquisition

On June 30, 2015, one of the Company’s wholly-owned subsidiaries completed the acquisition of certain assets and liabilities related to the mobile personal emergency response system and telehealth business of Numera, Inc. (“Numera”), a privately held company. The Company has concluded that the acquisition of certain and assets and liabilities met the definition of a business under ASC 805, "Business Combinations" ("ASC 805") and therefore, will be accounted for as a business combination in the third quarter of 2015. The acquired operations will be integrated into the Company’s Security and Controls Solutions (“SCS”) segment.  The Company completed the acquisition to expand its technology and product offerings of the SCS segment.

The Company acquired certain assets and liabilities of Numera for an aggregate initial all cash purchase price of approximately $12.0 million, of which approximately $1.5 million was deposited into an escrow account with a third party escrow agent. In addition to the initial purchase price consideration, the Company could be required to pay an additional purchase price of up to $28.0 million, which is based on future sales, as defined under the purchase agreement, during the period from March 29, 2015 through March 26, 2016. The Company is currently evaluating the fair value of the contingent consideration payment and this initial fair value will be recorded as a component of purchase price in accordance with ASC 805. It is expected that substantially all of the goodwill will be deductible for income tax purposes.  Pro forma results related to this acquisition have not been presented, as the effect is not significant to the Company's consolidated operating results.

Sale of TV One Business

In July 2015, the Company received an unsolicited inquiry regarding the purchase of its TV One businesses ("TV One") that were part of the audio, video and control ("AVC") business and the Company commenced an evaluation of the potential sale of TV One.  On July 28, 2015, the Company’s Board of Directors approved the plan to sell TV One and the Company completed the sale of the stock of TV One to a consortium of TV One's management on July 31, 2015.  Under the terms of the agreement, the Company has no ongoing involvement or obligations with respect to TV One and there were no indemnifications provided by the Company in connection with this transaction.  There was no substantial cash consideration received in connection with the transaction and the Company expects to record a loss on sale of approximately $3.0 million to $4.0 million in the third quarter of 2015.   The Company has concluded that the sale of TV One does not meet the criteria to be reported as a discontinued operations under ASC 205-20, "Discontinued Operations", due to the fact that it does not represent a strategic shift that has (or will have) a major effect on the Company's operations and financial results.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

(C)	Goodwill and Other Intangible Assets

The Company accounts for acquired goodwill in accordance with ASC 805 and ASC 350, “Intangibles - Goodwill and Other” (“ASC 350”), which involves judgment with respect to the determination of the valuation of the assets acquired and liabilities assumed in order to determine the final amount of goodwill recorded in a purchase. Under ASC 350, goodwill is not amortized. Instead, it is evaluated for impairment on an annual basis, or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value, including, for example, a significant adverse change in the business climate. The Company has set the annual evaluation date as of the first day of its fiscal fourth quarter. The reporting units evaluated for goodwill impairment have been determined to be the same as the Company's operating segments. With the exception of the Custom and Commercial Air Solutions ("CAS") reporting unit and the AVC entities, all of the Company's reporting units have goodwill and, therefore, are required to be evaluated for goodwill impairment.

Impairment of Long-lived Assets and Goodwill

During the second quarter of 2014, the Company determined that the significant under performance of its AVC companies through the first half of the year, along with a declining earnings forecast for the remainder of 2014 and beyond, represented an indicator of impairment related to the long lived assets of these businesses. As a result, the Company performed the first step in the long-lived assets impairment test pursuant to ASC 360, “Property, Plant and Equipment” and compared the forecasted undiscounted cash flows for these businesses to their net assets. These cash flows were insufficient to recover the carrying value of these businesses. Based on the estimated fair values of the asset groups and the long lived assets, the Company recorded an aggregate impairment charge of approximately $80.4 million to write down the long-lived assets to their fair values. This charge was comprised of approximately $74.7 million for intangible assets, primarily trademarks, customer relationships and developed technology, approximately $4.4 million for goodwill and approximately $1.3 million for property and equipment.

As a result of certain restructuring initiatives that the Company commenced in the second quarter of 2015, the Company identified an indicator of impairment related to the long-lived assets of certain of the AVC companies due to declining operating results related to these companies. Based on review of the forecasted undiscounted cash flows over the remaining estimated useful life of the primary asset of the asset group, the Company determined that there were no significant forecasted net positive cash flows to recover the net book value of property and equipment and such property and equipment had no material salvage value. As a result, the Company recorded an impairment charge of approximately $1.2 million to reduce the carrying value of the property and equipment to zero.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

Goodwill Activity

The following table presents a summary of the activity in goodwill by reporting segment for the first half of 2015:

	December 31, 2014 (1)	Acquisitions (2)	June 27, 2015 (1)
	(Dollar amounts in millions)
Air Quality and Home Solutions ("AQH"):
Gross goodwill	$156.8	$—	$156.8
Impairment losses	—	—	—
Net AQH goodwill	156.8	—	156.8
Security and Control Solutions ("SCS"):
Gross goodwill	80.9	—	80.9
Impairment losses	—	—	—
Net SCS goodwill	80.9	—	80.9
Ergonomic and Productivity Solutions ("ERG"):
Gross goodwill	131.4	25.1	156.5
Impairment losses	—	—	—
Net ERG goodwill	131.4	25.1	156.5
Residential and Commercial HVAC:
Gross goodwill	105.2	0.1	105.3
Impairment losses	—	—	—
Net RCH goodwill	105.2	0.1	105.3
Audio, Video and Control Solutions:
Gross goodwill	4.4	—	4.4
Impairment losses	(4.4)	—	(4.4)
Net AVC goodwill	—	—	—
Consolidated goodwill:
Gross goodwill	478.7	25.2	503.9
Impairment losses	(4.4)	—	(4.4)
Net consolidated goodwill	$474.3	$25.2	$499.5

(1)	The CAS and combined AVC reporting units did not have goodwill for any periods presented.

(2)	Acquisition adjustments recorded during the first half of 2015 for the ERG and RCH segments relate to the acquisition of Anthro and Reznor, respectively. See Note B, “Acquisitions and Dispositions”.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

(D)	Cash Flows

The impact of changes in foreign currency exchange rates on cash was not material and has been included in "Other, net" in the accompanying unaudited condensed consolidated statement of cash flows.

Interest paid was approximately $49.3 million and $47.8 million for the first half of 2015 and 2014, respectively. Income tax payments, net of refunds, for the first half of 2015 and 2014 were approximately $7.7 million and $5.6 million, respectively.

(E)	Notes, Mortgage Notes and Obligations Payable

Second Quarter 2015 Debt Transactions

On April 2, 2015, the Company obtained an incremental $265.0 million senior secured term loan pursuant to an amendment (the "Incremental Amendment") to the Company's existing senior secured term loan facility due 2020 (the "Term Loan Facility") dated as of April 30, 2014, with substantially the same terms as the Term Loan Facility (the "Incremental Term Loan"). Additionally on April 2, 2015, the Company provided a notice of redemption for all of its outstanding 10% Senior Notes due 2018 (the "10% Notes"). These notes were redeemed on May 4, 2015 at a redemption price of 105% of the aggregate principal amount thereof, plus accrued and unpaid interest to the redemption date.

Pursuant to the Incremental Amendment, the Company must make quarterly payments equal to 0.25% times the aggregate original principal amount of the Incremental Term Loan. Unpaid principal amounts of approximately $251.1 million are due on the maturity date, October 30, 2020. The Incremental Term Loan bears interest, at the Company's option, at a Base Rate or a Eurodollar Rate (both as defined in the Term Loan Facility Agreement), plus an applicable margin. The interest rate related to the Incremental Term Loan was approximately 3.5% at June 27, 2015.

The Company incurred fees and expenses of approximately $2.7 million, of which approximately $2.5 million has been included in deferred financing costs and are being recognized in accordance with the effective interest rate method. The redemption of the 10% Notes resulted in a pre-tax loss of approximately $14.8 million during the second quarter of 2015.

Second Quarter 2014 Debt Transactions

In connection with the acquisition of Reznor, on April 30, 2014, the Company entered into the Term Loan Facility for $350.0 million. The net proceeds from the Term Loan Facility were used to acquire Reznor and to repay all of the outstanding secured debt under the Company's previously existing senior secured term loan due 2017, which had an aggregate principal amount outstanding of approximately $93.0 million upon repayment. The Company incurred fees and expenses of approximately $6.3 million, of which approximately $4.6 million has been included in deferred financing costs and are being recognized in accordance with the effective interest rate method. The redemption of the previously existing senior secured term loan facility resulted in a pre-tax loss of approximately $2.3 million for 2014, of which approximately $1.8 million was recorded in the second quarter of 2014.

Senior Secured Asset-Based Revolving Credit Facility (the "ABL Facility")

On June 3, 2015, the Company amended its ABL Facility to reflect a change in the circumstances in which amounts deposited by the Company in collection accounts maintained by the administrative agent will be used to repay outstanding loans and cash collateralized letters of credit (a “Cash Dominion Event”).  Under the terms of the amendment, a Cash Dominion Event exists if (i) excess availability (as defined in the ABL Facility) falls below the greater of $30.0 million or 10.0% of the total amount of the U.S. and Canadian credit facilities (rather than 12.5% of the borrowing base) or (ii) an event of default has occurred and is continuing. The Company did not incur any fees or expenses in conjunction with amending the ABL Facility.

As of June 27, 2015, the Company had approximately $129.0 million in outstanding borrowings and approximately $11.9 million in outstanding letters of credit under the ABL Facility. Based on the May 2015 borrowing base calculations, at June 27, 2015, the Company had excess availability of approximately $159.1 million and approximately $129.1 million of excess availability before triggering the cash deposit requirements under the ABL Facility.

As of July 31, 2015, the Company had approximately $134.0 million in outstanding borrowings and approximately $11.9 million in outstanding letters of credit under the ABL Facility. Based on the June 2015 borrowing base calculations, at

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

July 31, 2015, the Company had excess availability of approximately $154.1 million and approximately $124.1 million of excess availability before triggering the cash deposit requirements under the ABL Facility.

Debt Covenant Compliance

The indentures and other agreements governing the Company's indebtedness and the indebtedness of its subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict, among other things, the Company's ability and the ability of its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions (all as defined in the indentures and other agreements). As of June 27, 2015, the Company had the capacity to make certain payments, including dividends, of approximately $114.7 million.

As of June 27, 2015, the Company was in compliance with all covenants under the indenture that governs the 8.5% Notes and the credit agreements that govern the ABL Facility and the Term Loan Facility. Additionally, the Company anticipates compliance with all covenants under the indenture that governs the 8.5% Notes and the credit agreements that govern the ABL Facility and the Term Loan Facility for the foreseeable future.

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

Manufacturing Rationalization and Relocation Initiatives

The Company's Board of Directors have approved several initiatives relating to the transfer of product manufacturing and the consolidation of certain manufacturing facilities within the RCH and CAS segments (collectively, the "Manufacturing Rationalization & Relocation Initiatives").

The Company expects that the range of total costs of the Manufacturing Rationalization & Relocation Initiatives is as follows:

	Low (1)	High (1)
	(Dollar amounts in millions)
Employee-related costs	$9.0	$10.0
Other costs, including machinery and equipment relocation and installation	9.0	10.0
	$18.0	$20.0

(1)	The range of total estimated exit and disposal activities by segment are as follows:

	Low	High
	(Dollar amounts in millions)
RCH	$16.4	$18.4
CAS	1.6	1.6
	$18.0	$20.0

Cash expenditures began in the second quarter of 2013 and are expected to continue through fiscal year 2015. In connection with the Manufacturing Rationalization & Relocation Initiatives, the Company has incurred cumulative costs of approximately $17.7 million (of which approximately $16.1 million and $1.6 million were recorded in the RCH and CAS segments, respectively).

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

The following table sets forth the changes to the liability for the Manufacturing Rationalization & Relocation Initiatives during the first half of 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$5.2	$—	$5.2
Provision (1)	0.2	2.2	2.4
Payments	(4.2)	(2.2)	(6.4)
Other	—	—	—
Balance, June 27, 2015	$1.2	$—	$1.2

(1)	Approximately $2.0 million and $0.4 million of costs were recorded in the RCH and CAS segments, respectively, during the first half of 2015.

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

The following table sets forth the changes to the liability for the Warehousing and Distribution Consolidation during the first half of 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$—	$0.5	$0.5
Provision (1)	—	(0.3)	(0.3)
Payments	—	(0.2)	(0.2)
Other	—	—	—
Balance, June 27, 2015	$—	$—	$—

(1)	All activity during the first half of 2015 was recorded in the SCS segment.

Subsidiary Combinations

The Company has combined, or is in the process of combining, the operations of certain subsidiaries in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth ("Subsidiary Combinations").  The Company currently expects the estimated total costs related to one time termination benefits and other costs associated with Subsidiary Combinations to be approximately $18.0 million to $18.3 million. Total expected costs by segment are as follows:

	Low	High
	(Dollar amounts in millions)
SCS	$0.9	$0.9
RCH	1.3	1.3
AVC	15.8	16.1
	$18.0	$18.3

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

In connection with Subsidiary Combinations, the Company has incurred cumulative costs of approximately $17.9 million, of which approximately $0.9 million, $1.3 million and $15.7 million was recorded in the SCS, RCH, and combined AVC segments, respectively. These costs consist of one time termination benefits of approximately $5.0 million, approximately $3.5 million in costs to reduce inventory values for certain products to their expected net realizable amount, and facility exit and other costs of approximately $9.4 million.

The following table sets forth the changes to the liability for Subsidiary Combinations during the first half of 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$0.7	$1.0	$1.7
Provision (1)	—	0.2	0.2
Payments	(0.6)	(0.8)	(1.4)
Other	—	(0.2)	(0.2)
Balance, June 27, 2015	$0.1	$0.2	$0.3

(1)	All costs during the first half of 2015 were recorded in the AVC segments.

On July 28, 2015, the Company’s Board of Directors approved a restructuring plan designed to merge the operations of Gefen into Core Brands, including the exit from certain product lines. It is expected that the restructuring plan will commence in the third quarter of 2015. Costs to be incurred in connection with the plan are expected to be in the range of approximately $6.0 million to $8.0 million, comprised principally of employee separation costs and certain asset impairment charges, principally related to inventory write-offs associated with the products that will be discontinued.

In the event the Company elects to further consolidate subsidiaries, the Company may incur additional costs related to severance and other costs.

Best Restructuring

In 2011, management approved a plan to reduce costs and improve production efficiencies at Best, one of the Company's AQH subsidiaries, including transferring certain operations from Italy to Poland (the "Best Restructuring"). The total expected costs related to contractual termination benefits and other costs associated with the Best Restructuring are estimated to be approximately $18.0 million. In connection with the Best Restructuring, the Company has incurred cumulative costs of approximately $18.0 million, consisting of contractual termination benefits of approximately $17.6 million and other costs of approximately $0.4 million. As the Company continues to restructure Best, it is possible that additional expenses may be incurred.

The following table sets forth the changes to the liability for the Best Restructuring during the first half of 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$0.4	$—	$0.4
Provision	0.4	—	0.4
Payments	(0.6)	—	(0.6)
Other	—	—	—
Balance, June 27, 2015	$0.2	$—	$0.2

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

CAS Segment Consolidation

On May 4, 2015, the Company’s Board of Directors approved a restructuring plan designed to consolidate production activities in its North American and European operations in the CAS segment, and exit from certain product lines which have been determined to have limited strategic importance or to be competitively disadvantaged. The plan anticipates that the production facilities at two North American locations will be discontinued, with the product lines from those facilities transferred to other North American locations, or discontinued. Furthermore, the CAS segment's manufacturing operations in Mexico will be substantially reduced and the operation of the manufacturing facility is in the process of being transferred to the Company's RCH segment to be used in that segment's production activities. It is expected that the restructuring plan, which commenced in the second quarter of 2015, will be in process through the second quarter of 2016. Total expected exit costs to be incurred in connection with the plan are expected to be in the range of approximately $10.0 million to $15.0 million, of which approximately $4.8 million was recorded in the second quarter of 2015, comprised principally of employee separation, facility abandonment, and inventory write-offs during the consolidation period.

The following table sets forth the changes to the liability for the CAS Segment Consolidation during the first half of 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$—	$—	$—
Provision	1.6	3.2	4.8
Payments	(0.1)	(0.5)	(0.6)
Other	—	0.2	0.2
Balance, June 27, 2015	$1.5	$2.9	$4.4

Other Restructuring Activities

As noted previously, the Company has transferred the management of its UK commercial HVAC subsidiary from the CAS segment to the RCH segment. As part of this transfer, the Company's Board of Directors approved a restructuring plan related to the UK commercial HVAC subsidiary including a reduction of headcount, the closure of one facility, and the transfer of certain operations to other facilities within the RCH segment. Costs to be incurred in connection with this plan are expected to be in the range of approximately $5.0 million to $6.0 million, comprised principally of employee separation and lease obligations. The Company has recorded severance and other costs in the first half of 2015 of approximately $2.6 million, consisting of severance of approximately $1.8 million and other costs of approximately $0.8 million related to these activities.

During the first half of 2015, the Company also recorded inventory write-offs of approximately $0.9 million related to the discontinuation of a certain legacy product line at an AVC entity.

The following table sets forth the changes to the liability for other restructuring activities during the first half of 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$—	$—	$—
Provision (1)	1.8	1.7	3.5
Payments	(0.5)	(0.2)	(0.7)
Other	—	—	—
Balance, June 27, 2015	$1.3	$1.5	$2.8

(1)	Approximately $2.6 million and $0.9 million of costs were recorded in the RCH and AVC segments, respectively, during the first half of 2015.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

Summary of Exit and Disposal Activities

The following table outlines amounts recorded within the unaudited condensed consolidated statement of operations associated with the Company's exit and disposal activities for the second quarter of 2015 and 2014:

	For the second quarter of 2015			For the second quarter of 2014
	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation Initiatives	$0.1	$1.4	$1.5	$—	$1.6	$1.6
Warehousing & Distribution Consolidation	—	—	—	0.1	0.1	0.2
Subsidiary Combinations	0.1	—	0.1	0.4	0.3	0.7
CAS Segment Consolidation	0.5	4.3	4.8	—	—	—
Best Restructuring	—	0.2	0.2	—	—	—
Other restructuring activities	0.2	2.7	2.9	—	—	—
Total	$0.9	$8.6	$9.5	$0.5	$2.0	$2.5

The following table outlines amounts recorded within the unaudited condensed consolidated statement of operations associated with the Company's exit and disposal activities for the first half of 2015 and 2014:

	For the first half of 2015			For the first half of 2014
	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation Initiatives	$0.1	$2.3	$2.4	$—	$2.7	$2.7
Warehousing & Distribution Consolidation	—	(0.3)	(0.3)	0.3	0.6	0.9
Subsidiary Combinations	0.2	—	0.2	0.5	0.3	0.8
CAS Segment Consolidation	0.5	4.3	4.8	—	—	—
Best Restructuring	—	0.4	0.4	—	—	—
Other restructuring activities	0.4	3.1	3.5	—	—	—
Total	$1.2	$9.8	$11.0	$0.8	$3.6	$4.4

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

(G)	Commitments and Contingencies

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

Indemnifications

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries, including certain pension and environmental liabilities.  The Company has recorded liabilities in relation to these indemnifications in the accompanying unaudited condensed consolidated balance sheet as follows:

	June 27, 2015	December 31, 2014
	(Dollar amounts in millions)

Accrued expenses	$2.5	$2.5
Other long-term liabilities	1.8	2.4
	$4.3	$4.9

Undiscounted future payments	$4.5	$5.1

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

Changes in the Company’s combined short-term and long-term warranty liabilities during the second quarter and first half of 2015 and 2014 are as follows:

	Second Quarter of		First Half of
	2015	2014	2015	2014
	(Dollar amounts in millions)
Balance, beginning of period	$54.9	$56.5	$54.8	$56.8
Warranties provided during period	5.2	7.8	11.6	15.3
Settlements made during period	(6.7)	(7.9)	(12.8)	(15.6)
Other changes in liability estimate, including expirations and acquisitions	(0.2)	1.3	(0.4)	1.2
Balance, end of period	$53.2	$57.7	$53.2	$57.7

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
JUNE 27, 2015 AND JUNE 28, 2014

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

Based on information known at this time, the Company currently believes that the amount of the questionable expenses and payments is not material with respect to the Company’s financial condition or results of operations. However, at this time, the Company is unable to predict what, if any, action may be taken by the DOJ or SEC or any penalties or remedial measures these agencies may seek, but intends to cooperate with both agencies. Any determination that the Company's operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, and equitable remedies, including disgorgement or injunctive relief. The Company cannot reasonably estimate the potential liability, if any, related to these matters resulting from any proceedings that may be commenced by the SEC, the DOJ or any other governmental authorities. Accordingly, no provision with respect to such matters has been recorded in the accompanying consolidated financial statements. For the second quarter and first half of 2015, approximately $0.4 million and $1.4 million, respectively, was recorded for legal and other professional services incurred related to the internal investigation of this matter. The Company expects to incur additional costs relating to the investigation of this matter throughout 2015.

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
JUNE 27, 2015 AND JUNE 28, 2014

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

The benefit from income taxes for the second quarter of 2015 and 2014 was approximately $2.7 million and $14.3 million, respectively. The benefit from income taxes for the first half of 2015 and 2014 was approximately $8.3 million and $17.3 million, respectively. The effective income tax rate of a benefit of approximately 33.9% for the first half of 2015 differs from the United States federal statutory rate of 35% principally as a result of the impact of lower foreign tax rates and losses in certain jurisdictions that cannot be benefited, partially offset by non-deductible expenses. The effective income tax rate of a benefit of approximately 24.0% for the first half of 2014 differs from the United States federal statutory rate of 35% principally as a result of non-deductible goodwill impairment, U.S. tax on unremitted earnings, losses in certain jurisdictions that cannot be benefited, and uncertain tax positions, partially offset by the impact of foreign rates.

At June 27, 2015, the Company has approximately $5.4 million of remaining tax benefits related to the excess of tax deductible stock compensation expense over the related book expense. This amount will be recognized as a credit to additional paid in capital when the benefits are realized on a tax return.  The Company accounts for excess share-based compensation deductions on the basis that these are the last tax benefits that are utilized.

As of January 1, 2015, the Company had a liability of approximately $18.3 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  As a result of additional provisions during the first half of 2015, the liability for uncertain tax positions increased to approximately $19.0 million at June 27, 2015. The liability for uncertain tax positions is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet. The corresponding amount of gross uncertain tax benefits was approximately $24.9 million and $24.2 million at June 27, 2015 and December 31, 2014, respectively. The difference between the total unrecognized tax benefits and the amount of the liability for unrecognized tax benefits represents unrecognized tax benefits that have been netted against deferred tax assets in accordance with ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.

As of June 27, 2015 and December 31, 2014, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was approximately $11.8 million and $11.3 million, respectively. The difference between the total amount of uncertain tax positions and the amount that would affect the effective tax rate represents the federal tax effect of state tax items, and items that offset temporary differences.

As of June 27, 2015, the Company had approximately $0.9 million in unrecognized benefits relating to various tax issues, for which the statute of limitations is expected to expire in the fourth quarter of 2015.

As of June 27, 2015 and December 31, 2014, the total amount of accrued interest and penalties related to uncertain tax positions was approximately $4.5 million and $4.1 million, respectively.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

(I)	Segment Information and Concentration of Risk

The Company's principal reporting segments are as follows:

•	the Air Quality and Home Solutions segment,

•	the Security and Control Solutions segment,

•	the Ergonomic and Productivity Solutions segment,

•	the Residential and Commercial HVAC segment, and

•	the Custom and Commercial Air Solutions segment.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

As noted previously, in the second quarter of 2015, the Company changed the composition of its RCH and CAS segments (see Note A, “Basis of Presentation”). For a description of the activities of the Company's reporting segments, see "Segment Information and Concentration of Credit Risk", of the Company's 2014 Form 10-K.

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

Segment Operating Results

Unaudited net sales, operating earnings (loss) and loss before benefit from income taxes for the Company’s reporting segments for the second quarter and first half of 2015 and 2014 were as follows:

	Second Quarter of		First Half of
	2015	2014	2015	2014
	(Dollar amounts in millions)
Net sales:
AQH	$151.8	$151.5	$290.1	$292.3
SCS	145.1	161.5	241.6	246.8
ERG	85.8	69.3	156.6	130.9
RCH	169.9	169.2	303.2	281.2
CAS	115.3	130.1	216.6	242.3
AVC	36.0	37.0	68.5	72.9
Consolidated net sales	$703.9	$718.6	$1,276.6	$1,266.4

Operating earnings (loss):
AQH	$19.4	$17.3	$32.8	$26.9
SCS	18.5	22.0	23.1	23.1
ERG	15.4	11.6	23.4	19.1
RCH	(2.1)	9.4	(7.8)	11.7
CAS	1.1	14.7	4.0	26.7
AVC	(4.1)	(8.1)	(6.5)	(12.8)
Subtotal	48.2	66.9	69.0	94.7
Impairment of long-lived assets and goodwill	(1.2)	(80.4)	(1.2)	(80.4)
Unallocated, net	(12.3)	(18.6)	(25.4)	(33.9)
Consolidated operating earnings (loss)	34.7	(32.1)	42.4	(19.6)
Net interest expense	(24.9)	(26.6)	(52.1)	(50.7)
Loss from debt retirement	(14.8)	(1.8)	(14.8)	(1.8)
Loss before benefit from income taxes	$(5.0)	$(60.5)	$(24.5)	$(72.1)

Intersegment sales between the SCS segment and the combined AVC segments totaled approximately $3.1 million and $4.7 million for the second quarter of 2015 and 2014, respectively, and totaled approximately $6.1 million and $8.2 million for the first half of 2015 and 2014, respectively.

See Note F, “Exit and Disposal Activities” and Note G, "Commitments and Contingencies", with respect to certain other items affecting segment earnings (loss).

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

Segment Assets

Segment assets at June 27, 2015 and December 31, 2014 for the Company’s reporting segments are presented in the table that follows:

	June 27, 2015	December 31, 2014
	(Dollar amounts in millions)
Segment Assets:
AQH	$592.6	$585.7
SCS	388.4	339.6
ERG	425.9	365.0
RCH	552.5	549.6
CAS	187.2	179.3
AVC	62.8	63.2
	2,209.4	2,082.4
Unallocated:
Cash and cash equivalents, including current restricted cash	26.5	59.0
Deferred tax assets	37.5	28.1
Other assets, including long-term restricted investments	37.9	39.6
Consolidated assets	$2,311.3	$2,209.1

Concentrations of Risk

No single customer accounted for 10% or more of consolidated net sales for the second quarter and first half of 2015 and 2014 or accounts receivable at June 27, 2015 and December 31, 2014.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

(J)	Equity Activity

Restricted Stock

During the first half of 2015, 67,816 shares of restricted stock were granted and 61,493 shares of restricted stock were forfeited. Additionally, during the first half of 2015, 61,208 shares of restricted stock vested, of which 17,220 shares of common stock were delivered to the Company as payment in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Stock Options

During the first half of 2015, 49,204 stock options were exercised for common stock, of which 26,056 shares of common stock were delivered to the Company as payment in lieu of cash for stock options exercised and related minimum tax withholding obligations.

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

The balances of each component, net of tax attributes, within accumulated other comprehensive loss for the second quarter and first half of 2015 are as follows:

	Second quarter of 2015			First Half of 2015
	Foreign Currency Translation	Pension Liability Adjustment	Total Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation	Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(Dollar amounts in millions)

Balance, beginning of period	$(14.9)	$(26.9)	$(41.8)	$(8.8)	$(26.9)	$(35.7)
Other comprehensive income (loss) before reclassifications	2.3	0.1	2.4	(3.8)	(0.3)	(4.1)
Amounts reclassified from AOCI to SG&A (1)	—	0.3	0.3	—	0.7	0.7
Net current-period other comprehensive income (loss)	2.3	0.4	2.7	(3.8)	0.4	(3.4)

Balance, end of period	$(12.6)	$(26.5)	$(39.1)	$(12.6)	$(26.5)	$(39.1)

(1)	For additional information, see Note L, "Pension, Profit Sharing and & Other Post-Retirement Benefits".

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

(K)	Earnings (Loss) per Share

Basic earnings per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliations between basic and diluted loss per share for the second quarter and first half of 2015 and 2014 are as follows:

	Second Quarter of		First Half of
	2015	2014	2015	2014
	(Dollar amounts in millions, except per share data)

Net loss	$(2.3)	$(46.2)	$(16.2)	$(54.8)

Weighted average common shares outstanding	15,953,059	15,557,173	15,931,599	15,527,173
Dilutive effect of common share equivalents	—	—	—	—
Dilutive shares outstanding	15,953,059	15,557,173	15,931,599	15,527,173

Basic loss per share	$(0.14)	$(2.97)	$(1.02)	$(3.53)

Diluted loss per share	$(0.14)	$(2.97)	$(1.02)	$(3.53)

The effect of certain potential common share equivalents, as outlined below, were excluded from the computation of diluted shares outstanding for the second quarter and first half of 2015 and 2014 as their inclusion would have been anti-dilutive. Restricted stock awards which vest based upon achievement of performance targets are excluded from the diluted shares outstanding unless the performance targets had been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.

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

A summary of the weighted average anti-dilutive shares excluded from the second quarter and first half of 2015 and 2014 is as follows:

	Second Quarter of		First Half of
	2015	2014	2015	2014
Warrants (1)	—	645,746	—	645,969
Restricted stock	318,252	429,554	331,971	410,410
Stock options	596,387	632,919	578,472	636,543
Total	914,639	1,708,219	910,443	1,692,922

(1)	All warrants were either exercised or expired prior to December 31, 2014.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

(L)	Pension, Profit Sharing & Other Post-Retirement Benefits

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing, and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension, profit sharing and other post-retirement health benefit expense charged to operations aggregated approximately $2.8 million and $2.7 million for the second quarter of 2015 and 2014, respectively, and aggregated approximately $5.9 million and $5.5 million for the first half of 2015 and 2014, respectively.

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At June 27, 2015, the Company estimated that approximately $6.0 million would be contributed to the Company's defined benefit pension plans in 2015, of which approximately $3.4 million was contributed through the first half of 2015. At December 31, 2014, the Company estimated that approximately $7.9 million would be contributed to the Company's defined benefit pension plans in 2015. This change in estimated contributions was the result of a change in actuarial assumptions surrounding the minimum contribution calculation.

The Company’s net periodic benefit cost for its defined benefit plans for the second quarter and first half of 2015 and 2014 consists of the following components:

	Second Quarter of		First Half of
	2015	2014	2015	2014
	(Dollar amounts in millions)
Service cost	$0.3	$0.1	$0.5	$0.3
Interest cost	1.6	1.9	3.2	3.8
Expected return on plan assets	(1.8)	(1.9)	(3.6)	(3.8)
Net amortization of actuarial loss	0.3	—	0.7	—
Net periodic benefit cost	$0.4	$0.1	$0.8	$0.3

There were no periodic benefit costs for the Company's post-retirement health benefit plan for the second quarter or first half of 2015 or 2014.

(M)	Fair Value

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820, "Fair Value Measurements". The levels of the fair value hierarchy are described below:

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

Measured on a Recurring Basis

Restricted Investments (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at June 27, 2015 or December 31, 2014.

In July 2015, the Company began entering into certain foreign currency forward exchange contracts. The purpose of these contracts is to hedge the Company's transactional and cash flow exposures denominated in foreign currencies for certain transactions. At this time, the Company has elected not to designate these contracts for hedge accounting, as such, the Company will recognize these contracts at their fair value based on quoted market prices with any changes in fair value recorded directly to other income in the consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

Measured on a Non-Recurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property, plant and equipment, intangible assets and goodwill.

During the first half of 2015, the Company committed to a plan to sell one of its RCH segment’s warehouse properties and engaged a third party broker to assist the Company in actively marketing this asset and identifying a buyer. Based on the Company’s evaluation of the assets held for sale criteria under ASC 360-10, "Impairment and Disposal of Long-Lived Assets", the Company concluded all of the criteria were met and that the asset that is expected to be sold should be classified as held for sale as of June 27, 2015.  The assets held for sale relate to separately identifiable building and land owned by a subsidiary within the RCH reporting unit.  The Company determined that the fair value, which was determined based on Level 3 inputs based on estimated selling price, less cost to sell, was approximately $2.7 million and, as a result, the Company recorded a charge to SG&A of approximately $0.4 million during the first half of 2015 to reduce the carrying value to fair value less cost to sell.

During the second quarter of 2015 and 2014, the Company recorded impairment charges related to long-lived assets and goodwill associated with the AVC segments. The non-recurring fair value measurements of these assets were primarily determined using unobservable inputs and as such, these fair value measurements are classified within Level 3 of the fair value hierarchy. See Note C, "Goodwill and Other Intangible Assets" for further discussion surrounding these charges.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the unaudited condensed consolidated balance sheets at June 27, 2015 and December 31, 2014 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value (Level 1) because of their short-term nature.

Long-Term Debt -- At June 27, 2015, the fair value of the Company's long-term indebtedness was approximately $56.1 million higher than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before approximately $4.1 million of unamortized debt premium and approximately $5.7 million of unamortized debt discount. At December 31, 2014, the fair value of the Company’s long-term indebtedness was approximately $68.6 million higher than the amount on the Company's consolidated balance sheet, before approximately $4.8 million of unamortized debt premium and approximately $1.9 million of unamortized debt discount.  The Company determined the fair market value of its 10% Notes and 8.5% Notes using available market quotes (Level 1). For the Company's remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and the Term Loan Facility), the Company believes that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and the Company's estimated credit risk.

(N)	Guarantor Financial Statements

The Company's 8.5% Notes are guaranteed by each of the Company's current and future domestic subsidiaries that guarantee the Company's obligations under its senior secured credit facilities (the “Guarantors”). The Guarantors are wholly-owned, either directly or indirectly, by the Company and jointly and severally guarantee the Company's obligation under the 8.5% Notes. None of the Company's foreign subsidiaries guarantee the 8.5% Notes.

Consolidating balance sheets related to Nortek, the Guarantors and non-Guarantor subsidiaries as of June 27, 2015 and December 31, 2014, the related consolidating statements of operations and comprehensive income (loss) for the second quarter and first half of 2015 and 2014, and the related cash flows for the first half of 2015 and 2014 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

Condensed Consolidating Balance Sheet as of June 27, 2015

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$4.4	$0.5	$21.3	$—	$26.2
Restricted cash	0.1	0.2	—	—	0.3
Accounts receivable, less allowances	—	354.4	68.0	—	422.4
Intercompany receivables	1.1	—	94.5	(95.6)	—
Inventories, net	—	318.0	84.0	(7.6)	394.4
Prepaid expenses	2.1	12.2	5.0	—	19.3
Other current assets	0.1	9.8	12.7	—	22.6
Deferred tax assets	11.0	26.9	—	(0.4)	37.5
Total current assets	18.8	722.0	285.5	(103.6)	922.7

Property and Equipment, at Cost:
Total property and equipment, net	11.7	160.1	56.3	—	228.1

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,530.2	270.4	—	(1,800.6)	—
Goodwill	—	459.5	40.0	—	499.5
Intangible assets, less accumulated amortization	—	586.7	53.2	(9.2)	630.7
Deferred tax asset	14.1	—	—	(14.1)	—
Other assets	17.0	12.3	1.0	—	30.3
Total other long-term assets	1,561.3	1,328.9	94.2	(1,823.9)	1,160.5
Total Assets	$1,591.8	$2,211.0	$436.0	$(1,927.5)	$2,311.3

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Short term bank obligations	$—	$—	$0.3	$—	$0.3
Current maturities of long-term debt	6.3	1.6	—	—	7.9
Accounts payable	2.2	153.4	137.6	—	293.2
Accrued expenses and taxes	36.5	138.3	41.9	—	216.7
Current deferred taxes	—	—	0.4	(0.4)	—
Intercompany payables	—	95.6	—	(95.6)	—
Total current liabilities	45.0	388.9	180.2	(96.0)	518.1

Other Liabilities:
Deferred income taxes	—	120.2	14.3	(17.0)	117.5
Other long-term liabilities	53.7	99.7	24.3	—	177.7
Long-term intercompany payables	—	—	110.6	(110.6)	—
	53.7	219.9	149.2	(127.6)	295.2

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,468.9	4.9	—	—	1,473.8

Stockholders' investment (deficit)	24.2	1,597.3	106.6	(1,703.9)	24.2
Total Liabilities and Stockholders' Investment (Deficit)	$1,591.8	$2,211.0	$436.0	$(1,927.5)	$2,311.3

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the second quarter ended June 27, 2015

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$612.0	$225.8	$(133.9)	$703.9
Cost of products sold	—	445.5	193.3	(133.0)	505.8
Gross profit	—	166.5	32.5	(0.9)	198.1
Selling, general and administrative expense, net	12.6	107.9	25.6	—	146.1
Impairment of long-lived assets and goodwill	—	0.2	1.0	—	1.2
Amortization of intangible assets	—	14.8	1.5	(0.2)	16.1
Operating (loss) earnings	(12.6)	43.6	4.4	(0.7)	34.7
Net interest expense	(24.0)	(0.9)	—	—	(24.9)
Loss from debt retirement	(14.8)	—	—	—	(14.8)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(51.4)	42.7	4.4	(0.7)	(5.0)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	46.4	(20.9)	0.1	(25.6)	—
(Loss) earnings before (benefit) provision for income taxes	(5.0)	21.8	4.5	(26.3)	(5.0)
(Benefit) provision for income taxes	(2.7)	7.9	3.2	(11.1)	(2.7)
Net (loss) earnings	$(2.3)	$13.9	$1.3	$(15.2)	$(2.3)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	2.3	—	2.3	(2.3)	2.3
Total pension liability adjustments, net of tax	0.4	—	0.3	(0.3)	0.4
Other comprehensive income (loss)	2.7	—	2.6	(2.6)	2.7

Comprehensive income (loss)	$0.4	$13.9	$3.9	$(17.8)	$0.4

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the first half ended June 27, 2015

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$1,094.8	$413.5	$(231.7)	$1,276.6
Cost of products sold	—	793.6	349.6	(231.5)	911.7
Gross profit	—	301.2	63.9	(0.2)	364.9
Selling, general and administrative expense, net	25.4	214.5	49.5	—	289.4
Impairment of long-lived assets and goodwill	—	0.2	1.0	—	1.2
Amortization of intangible assets	—	29.5	2.8	(0.4)	31.9
Operating (loss) earnings	(25.4)	57.0	10.6	0.2	42.4
Net interest expense	(50.3)	(1.8)	—	—	(52.1)
Loss from debt retirement	(14.8)	—	—	—	(14.8)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(90.5)	55.2	10.6	0.2	(24.5)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	66.0	(32.8)	(0.1)	(33.1)	—
(Loss) earnings before (benefit) provision for income taxes	(24.5)	22.4	10.5	(32.9)	(24.5)
(Benefit) provision for income taxes	(8.3)	9.3	5.8	(15.1)	(8.3)
Net (loss) earnings	$(16.2)	$13.1	$4.7	$(17.8)	$(16.2)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(3.8)	—	(2.9)	2.9	(3.8)
Total pension liability adjustments, net of tax	0.4	—	0.3	(0.3)	0.4
Other comprehensive (loss) income	(3.4)	—	(2.6)	2.6	(3.4)

Comprehensive (loss) income	$(19.6)	$13.1	$2.1	$(15.2)	$(19.6)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the second quarter ended June 28, 2014

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$624.3	$243.2	$(148.9)	$718.6
Cost of products sold	—	447.5	210.0	(148.5)	509.0
Gross profit	—	176.8	33.2	(0.4)	209.6
Selling, general and administrative expense, net	18.4	101.0	26.7	—	146.1
Impairment of long-lived assets and goodwill	—	70.1	10.3	—	80.4
Amortization of intangible assets	—	14.0	1.4	(0.2)	15.2
Operating loss	(18.4)	(8.3)	(5.2)	(0.2)	(32.1)
Net interest expense	(25.8)	(0.8)	—	—	(26.6)
Loss from debt retirement	(1.8)	—	—	—	(1.8)
Loss before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(46.0)	(9.1)	(5.2)	(0.2)	(60.5)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(14.5)	(22.7)	0.3	36.9	—
(Loss) earnings before (benefit) provision for income taxes	(60.5)	(31.8)	(4.9)	36.7	(60.5)
(Benefit) provision for income taxes	(14.3)	(9.0)	(0.4)	9.4	(14.3)
Net (loss) earnings	$(46.2)	$(22.8)	$(4.5)	$27.3	$(46.2)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	2.1	—	2.0	(2.0)	2.1
Total pension liability adjustments, net of tax	(0.3)	—	(0.3)	0.3	(0.3)
Other comprehensive income (loss)	1.8	—	1.7	(1.7)	1.8

Comprehensive (loss) income	$(44.4)	$(22.8)	$(2.8)	$25.6	$(44.4)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the first half ended June 28, 2014

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$1,086.1	$432.7	$(252.4)	$1,266.4
Cost of products sold	—	776.8	376.0	(250.3)	902.5
Gross profit	—	309.3	56.7	(2.1)	363.9
Selling, general and administrative expense, net	33.7	193.0	47.6	—	274.3
Impairment of long-lived assets and goodwill	—	70.1	10.3	—	80.4
Amortization of intangible assets	—	27.1	2.1	(0.4)	28.8
Operating (loss) earnings	(33.7)	19.1	(3.3)	(1.7)	(19.6)
Net interest expense	(49.7)	(0.9)	(0.1)	—	(50.7)
Loss from debt retirement	(1.8)	—	—	—	(1.8)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(85.2)	18.2	(3.4)	(1.7)	(72.1)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	13.1	(39.5)	0.5	25.9	—
(Loss) earnings before (benefit) provision for income taxes	(72.1)	(21.3)	(2.9)	24.2	(72.1)
(Benefit) provision for income taxes	(17.3)	(4.8)	1.7	3.1	(17.3)
Net (loss) earnings	$(54.8)	$(16.5)	$(4.6)	$21.1	$(54.8)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(0.4)	—	(0.4)	0.4	(0.4)
Total pension liability adjustments, net of tax	(0.3)	—	(0.3)	0.3	(0.3)
Other comprehensive (loss) income	(0.7)	—	(0.7)	0.7	(0.7)

Comprehensive (loss) income	$(55.5)	$(16.5)	$(5.3)	$21.8	$(55.5)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

Condensed Consolidating Cash Flow Statement
For the first half ended June 27, 2015

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(92.5)	$11.7	$(0.1)	$(80.9)
Cash Flows from investing activities:
Capital expenditures	(1.1)	(15.7)	(3.2)	(20.0)
Net cash paid for businesses acquired	—	(51.8)	—	(51.8)
Intercompany contributions	(0.9)	—	0.9	—
Proceeds from the sale of property and equipment	—	0.1	—	0.1
Change in restricted cash and marketable securities	—	0.1	—	0.1
Other, net	—	(0.8)	0.2	(0.6)
Net cash used in investing activities	(2.0)	(68.1)	(2.1)	(72.2)

Cash Flows from financing activities:
Proceeds from ABL and other borrowings	283.0	—	1.1	284.1
Payment of ABL and other borrowings	(155.1)	(1.6)	(1.3)	(158.0)
Redemption of the 10% Senior Notes due 2018, including redemption premium	(262.5)	—	—	(262.5)
Net proceeds from borrowings under the senior secured term loan facility due 2020	261.8	—	—	261.8
Fees paid in connection with debt facilities	(2.7)	—	—	(2.7)
Net use from equity transactions	(1.9)	—	—	(1.9)
Long-term intercompany advances and loans	(41.3)	53.4	(12.1)	—
Other, net	0.1	—	—	0.1
Net cash provided by (used in) financing activities	81.4	51.8	(12.3)	120.9
Net change in unrestricted cash and cash equivalents	(13.1)	(4.6)	(14.5)	(32.2)
Unrestricted cash and cash equivalents at the beginning of the period	17.5	5.1	35.8	58.4
Unrestricted cash and cash equivalents at the end of the period	$4.4	$0.5	$21.3	$26.2

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2015 AND JUNE 28, 2014

Condensed Consolidating Cash Flow Statement
For the first half ended June 28, 2014

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(89.7)	$17.2	$12.0	$(60.5)
Cash Flows from investing activities:
Capital expenditures	(4.9)	(11.1)	(2.3)	(18.3)
Net cash paid for businesses acquired	(184.5)	—	(70.4)	(254.9)
Intercompany dividends	—	15.5	(15.5)	—
Intercompany contributions	(0.3)	—	0.3	—
Proceeds from the sale of property and equipment	—	1.1	0.5	1.6
Change in restricted cash and marketable securities	0.1	0.1	0.1	0.3
Other, net	—	(1.5)	—	(1.5)
Net cash (used in) provided by investing activities	(189.6)	4.1	(87.3)	(272.8)

Cash Flows from financing activities:
Proceeds from ABL and other borrowings	140.0	—	1.5	141.5
Payment of ABL and other borrowings	(45.1)	(1.4)	(1.6)	(48.1)
Net proceeds from borrowings under the senior secured term loan facility due 2020	349.1	—	—	349.1
Redemption of the senior secured term loan facility due 2017	(93.0)	—	—	(93.0)
Fees paid in connection with debt facilities	(5.9)	—	—	(5.9)
Net use from equity transactions	(3.7)	—	—	(3.7)
Excess tax benefit on share-based awards	3.8	—	—	3.8
Long-term intercompany advances and loans	(51.6)	(25.8)	77.4	—
Other, net	—	—	—	—
Net cash provided by (used in) financing activities	293.6	(27.2)	77.3	343.7
Net change in unrestricted cash and cash equivalents	14.3	(5.9)	2.0	10.4
Unrestricted cash and cash equivalents at the beginning of the period	23.2	20.0	37.7	80.9
Unrestricted cash and cash equivalents at the end of the period	$37.5	$14.1	$39.7	$91.3

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” about Nortek, Inc. ("Nortek") and its subsidiaries (the "Company"). When used in this discussion and throughout this document, words such as “intend,” “plan,” “estimate,” “believe,” “will,” “could,” “may,” “seek,” “anticipate” and “expect” or other similar expressions are intended to identify forward-looking statements, which are provided "safe harbor" protection under the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties, over which we have no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include: global economic conditions; the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets; the availability and cost of certain raw materials and purchased components (including, among others, steel, copper, aluminum, electronics, motors, plastics, compressors, various chemicals and paints, and packaging); compliance with conflict minerals regulations; weather fluctuations; acquisition and integration risks; the success of our operational improvement initiatives; potential restructurings and business shutdowns; competition; foreign economic and political conditions; increased costs associated with regulatory compliance, including environmental, health and safety laws and the U.S. Foreign Corrupt Practices Act; foreign currency fluctuations; international business practices; maintaining good relationships with customers and suppliers; labor disruptions; product innovations and improvements; product and warranty liability claims; product recalls or reworks; employment levels; intellectual property rights; security breaches; maintaining pension plans; changes in tax law; and our ability to service our indebtedness. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise (except as required by applicable securities laws). All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The following discussion should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2014 ("2014 Form 10-K"), including without limitation statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the risk factors described in the 2014 Form 10-K, and any further disclosures we make on related subjects in our 8-K or other reports filed with the Securities and Exchange Commission (the “SEC”).

Executive Overview

We are a global, diversified company whose many market-leading brands deliver broad capabilities and a wide array of innovative, technology-driven products and solutions for lifestyle improvement at home and at work. Our principal reporting segments are as follows:

•	the Air Quality and Home Solutions ("AQH") segment,

•	the Security and Control Solutions ("SCS") segment,

•	the Ergonomic and Productivity Solutions ("ERG") segment,

•	the Residential and Commercial HVAC ("RCH") segment, and

•	the Custom and Commercial Air Solutions ("CAS") segment.

During the second quarter of 2015, we transferred the management of our UK commercial HVAC subsidiary from the CAS segment to the RCH segment. As a result, we have restated prior period segment disclosures to conform to the new segment composition.

Through these segments, we manufacture and sell, primarily in the United States, Canada, and Europe, with additional manufacturing in China and Mexico, a wide variety of products for the remodeling and replacement markets, the residential and commercial new construction markets, the manufactured housing market, and the personal and enterprise computer markets.

Basis of Presentation

We operate on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended June 27, 2015 ("second quarter of 2015") and June 28, 2014 ("second quarter of 2014") each include 91 days. The first six months ended June 27, 2015 ("first half of 2015") and June 28, 2014 ("first half of 2014") include 178 days and 179 days, respectively.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

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

We generally have not entered into derivative financial instruments to manage foreign currency exposure. However, in July 2015, we began entering into certain foreign currency forward exchange contracts. The purpose of these contracts is to hedge our transactional and cash flow exposures denominated in foreign currencies for certain transactions. At this time, we have elected not to designate these contracts for hedge accounting, as such, we will recognize these contracts at their fair value based on quoted market prices with any changes in fair value recorded directly to other income in our consolidated financial statements.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

Changes in key industry activity affecting our businesses in North America for the second quarter and first half of 2015, the fourth quarter of 2014 and the full year of 2014 as compared to the prior comparable periods were as follows:

		% Increase (Decrease)
	Source of Data	2nd Quarter 2015	1st Half 2015	4th Quarter 2014	Full Year 2014
Private residential construction spending *	1	7%	6%	(1)%	1%
Total U.S. housing starts	1	16%	11%	5%	9%
Total Canadian housing starts	2	(2)%	—%	(5)%	1%
New home sales	1	19%	20%	5%	2%
Existing home sales	3	8%	8%	3%	(3)%
Residential improvement spending *	1	(6)%	(13)%	(33)%	(22)%
Central air conditioning and heat pump shipments	4	(6)%	2%	26%	11%
Gas furnace shipments	4	(1)%	(1)%	6%	5%
Private non-residential construction spending *	1	13%	8%	6%	11%
Manufactured housing shipments *	5	4%	9%	8%	7%
Residential fixed investment spending	6	8%	8%	5%	2%

Source of data, based upon most recently available data:

(1)	U.S. Census Bureau

(2)	Canada Mortgage and Housing Corporation

(3)	National Association of Realtors

(4)	Air Conditioning, Heating and Refrigeration Institute

(5)	Institute for Building Technology and Safety

(6)	U.S. Bureau of Economic Analysis

(*)	Information provided is through May 2015

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

Effective January 1, 2015, the U.S. Department of Energy increased the minimum efficiency standards for air conditioning and heat pump systems for certain regions of the U.S., which affected our RCH segment.  Distributors in the affected regions may not sell equipment below the minimum efficiency standards unless the equipment was manufactured prior to January 1, 2015.  Due in part to this regulatory change, we experienced an increase in net sales in the fourth quarter of 2014 to customers in the affected regions.  We also held additional inventory at December 31, 2014 in order to support sales to certain of these customers, which have agreed to purchase equipment from us in 2015. We believe that the increase in fourth quarter sales had a negative impact on sales in the RCH segment in the first half of 2015.

In our CAS segment, we have a significant amount of net sales to a major customer whose demand for our products can fluctuate considerably from period to period. These fluctuations are primarily due to the cyclical nature of the semiconductor industry in

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

which this customer competes. As a result of this trend, we expect approximately $40.0 to $50.0 million of lower sales to this customer in 2015 as compared to 2014. Sales relating to this customer decreased approximately $21.4 million and $40.4 million during the second quarter and first half of 2015, respectively, as compared to the same periods of 2014. We are seeking to offset some of this decline with increased sales to other customers in the CAS segment.

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

On June 30, 2015, through one of our wholly-owned subsidiaries, we completed the acquisition of certain assets and liabilities related to the mobile personal emergency response system and telehealth business of Numera, Inc. (“Numera”), a privately held company, for an aggregate initial all cash purchase price of approximately $12.0 million, of which approximately $1.5 million was deposited into an escrow account with a third party escrow agent. In addition to the initial purchase price consideration, we could be required to pay an additional purchase price of up to $28.0 million, which is based on future sales, as defined under the purchase agreement, during the period from March 29, 2015 through March 26, 2016. The acquired operations will be integrated into our SCS segment.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

Results of Operations

Our consolidated operating results for the second quarter of 2015 and 2014 were as follows:

	Second Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$703.9	100.0%	$718.6	100.0%	$(14.7)	N/A %
COGS:
Material costs	348.8	49.5	354.4	49.3	(5.6)	0.2
Labor costs	34.7	4.9	37.5	5.2	(2.8)	(0.3)
Overhead costs	122.3	17.4	117.1	16.3	5.2	1.1
Total COGS	505.8	71.8	509.0	70.8	(3.2)	1.0
Gross profit	198.1	28.2	209.6	29.2	(11.5)	(1.0)
SG&A	146.1	20.8	146.1	20.4	—	0.4
Impairment of long-lived assets and goodwill	1.2	0.2	80.4	11.2	(79.2)	(11.0)
Amortization of intangible assets	16.1	2.3	15.2	2.1	0.9	0.2
Operating earnings (loss)	34.7	4.9	(32.1)	(4.5)	66.8	9.4
Net interest expense	(24.9)	(3.5)	(26.6)	(3.7)	1.7	0.2
Loss from debt retirement	(14.8)	(2.1)	(1.8)	(0.2)	(13.0)	(1.9)
Loss before benefit from income taxes	(5.0)	(0.7)	(60.5)	(8.4)	55.5	7.7
Benefit from income taxes	(2.7)	(0.4)	(14.3)	(2.0)	11.6	1.6
Net loss	$(2.3)	(0.3)%	$(46.2)	(6.4)%	$43.9	6.1%

Other financial information:
Depreciation and amortization	$28.2	4.0%	$27.2	3.8%	$1.0	0.2%
Non-cash impairment charges	1.2	0.2	80.4	11.2	(79.2)	(11.0)
Share-based compensation expense	1.6	0.2	2.2	0.3	(0.6)	(0.1)
Restructuring and transformation charges	17.1	2.4	7.7	1.1	9.4	1.3
Other	0.4	0.1	3.2	0.4	(2.8)	(0.3)
Net sales and operating earnings (loss) by segment for the second quarter of 2015 and 2014 were as follows:

	Net Sales				Operating Earnings (Loss)
	Second Quarter of		Change		Second Quarter of		Change
	2015	2014	$	%	2015	2014	$	%
	(Dollar amounts in millions)
AQH	$151.8	$151.5	$0.3	0.2%	$19.4	$17.3	$2.1	12.1%
SCS	145.1	161.5	(16.4)	(10.2)	18.5	22.0	(3.5)	(15.9)
ERG	85.8	69.3	16.5	23.8	15.4	11.6	3.8	32.8
RCH	169.9	169.2	0.7	0.4	(2.1)	9.4	(11.5)	*
CAS	115.3	130.1	(14.8)	(11.4)	1.1	14.7	(13.6)	(92.5)
AVC	36.0	37.0	(1.0)	(2.7)%	(4.1)	(8.1)	4.0	49.4
	$703.9	$718.6	$(14.7)	(2.0)%	48.2	66.9	(18.7)	(28.0)
Impairment of long-lived assets and goodwill					(1.2)	(80.4)	79.2	98.5
Unallocated					(12.3)	(18.6)	6.3	33.9
					$34.7	$(32.1)	$66.8	* %

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

Our consolidated operating results for the first half of 2015 and 2014 were as follows:

	First Half of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$1,276.6	100.0%	$1,266.4	100.0%	$10.2	N/A %
COGS:
Material costs	616.1	48.3	612.3	48.4	3.8	(0.1)
Labor costs	65.8	5.1	69.7	5.5	(3.9)	(0.4)
Overhead costs	229.8	18.0	220.5	17.4	9.3	0.6
Total COGS	911.7	71.4	902.5	71.3	9.2	0.1
Gross profit	364.9	28.6	363.9	28.7	1.0	(0.1)
SG&A	289.4	22.7	274.3	21.6	15.1	1.1
Impairment of long-lived assets and goodwill	1.2	0.1	80.4	6.4	(79.2)	(6.3)
Amortization of intangible assets	31.9	2.5	28.8	2.3	3.1	0.2
Operating earnings (loss)	42.4	3.3	(19.6)	(1.6)	62.0	4.9
Net interest expense	(52.1)	(4.1)	(50.7)	(4.0)	(1.4)	(0.1)
Loss from debt retirement	(14.8)	(1.1)	(1.8)	(0.1)	(13.0)	(1.0)
Loss before benefit from income taxes	(24.5)	(1.9)	(72.1)	(5.7)	47.6	3.8
Benefit from income taxes	(8.3)	(0.6)	(17.3)	(1.4)	9.0	0.8
Net loss	$(16.2)	(1.3)%	$(54.8)	(4.3)%	$38.6	3.0%

Other financial information:
Depreciation and amortization	$56.9	4.5%	$50.7	4.0%	$6.2	0.5%
Non-cash impairment charges	1.2	0.1	80.4	6.3	(79.2)	(6.2)
Share-based compensation expense	3.5	0.3	3.9	0.3	(0.4)	—
Restructuring and transformation charges	23.6	1.8	11.5	0.9	12.1	0.9
Other	1.6	0.1	5.2	0.4	(3.6)	(0.3)
Net sales and operating earnings (loss) by segment for the first half of 2015 and 2014 were as follows:

	Net Sales				Operating Earnings (Loss)
	First Half of		Change		First Half of		Change
	2015	2014	$	%	2015	2014	$	%
	(Dollar amounts in millions)
AQH	$290.1	$292.3	$(2.2)	(0.8)%	$32.8	$26.9	$5.9	21.9%
SCS	241.6	246.8	(5.2)	(2.1)	23.1	23.1	—	—
ERG	156.6	130.9	25.7	19.6	23.4	19.1	4.3	22.5
RCH	303.2	281.2	22.0	7.8	(7.8)	11.7	(19.5)	*
CAS	216.6	242.3	(25.7)	(10.6)	4.0	26.7	(22.7)	(85.0)
AVC	68.5	72.9	(4.4)	(6.0)%	(6.5)	(12.8)	6.3	49.2
	$1,276.6	$1,266.4	$10.2	0.8%	69.0	94.7	(25.7)	(27.1)
Impairment of long-lived assets and goodwill					(1.2)	(80.4)	79.2	98.5
Unallocated					(25.4)	(33.9)	8.5	25.1
					$42.4	$(19.6)	$62.0	* %

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

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

AQH Segment

The operating results for the AQH segment for the second quarter of 2015 and 2014 were as follows:

	Second Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$151.8	100.0%	$151.5	100.0%	$0.3	N/A %
COGS:
Material costs	65.2	43.0	65.4	43.2	(0.2)	(0.2)
Labor costs	7.6	5.0	7.7	5.1	(0.1)	(0.1)
Overhead costs	28.7	18.9	29.2	19.2	(0.5)	(0.3)
Total COGS	101.5	66.9	102.3	67.5	(0.8)	(0.6)
Gross Profit	50.3	33.1	49.2	32.5	1.1	0.6
SG&A	27.1	17.8	28.1	18.6	(1.0)	(0.8)
Amortization of intangible assets	3.8	2.5	3.8	2.5	—	—
Operating earnings	$19.4	12.8%	$17.3	11.4%	$2.1	1.4%

Other financial information:
Depreciation and amortization	$6.1	4.0%	$5.7	3.8%	$0.4	0.2%
Share-based compensation expense	0.1	0.1	0.2	0.1	(0.1)	—
Restructuring and transformation charges	0.2	0.1	—	—	0.2	0.1
Other	—	—	(0.3)	(0.2)	0.3	0.2

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

The operating results for the AQH segment for the first half of 2015 and 2014 were as follows:

	First Half of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$290.1	100.0%	$292.3	100.0%	$(2.2)	N/A %
COGS:
Material costs	124.8	43.0	126.8	43.4	(2.0)	(0.4)
Labor costs	14.8	5.1	15.0	5.1	(0.2)	—
Overhead costs	57.1	19.7	61.5	21.1	(4.4)	(1.4)
Total COGS	196.7	67.8	203.3	69.6	(6.6)	(1.8)
Gross Profit	93.4	32.2	89.0	30.4	4.4	1.8
SG&A	53.0	18.3	54.5	18.6	(1.5)	(0.3)
Amortization of intangible assets	7.6	2.6	7.6	2.6	—	—
Operating earnings	$32.8	11.3%	$26.9	9.2%	$5.9	2.1%

Other financial information:
Depreciation and amortization	$12.2	4.2%	$12.0	4.1%	$0.2	0.1%
Share-based compensation expense	0.3	0.1	0.4	0.1	(0.1)	—
Restructuring and transformation charges	0.4	0.1	—	—	0.4	0.1
Other	—	—	(0.2)	(0.1)	0.2	0.1

Net sales in the AQH segment increased approximately $0.3 million in the second quarter of 2015 and decreased approximately $2.2 million in the first half of 2015 as compared to the same periods of 2014 and were significantly impacted by currency movement. For the second quarter of 2015, changes in foreign currency exchange rates had a negative impact of approximately $3.5 million and $2.3 million on net sales in North America and Europe, respectively, and for the first half of 2015, changes in foreign currency exchange rates had a negative impact of approximately $6.4 million and $4.2 million on net sales in North America and Europe, respectively. Excluding the effect of changes in foreign currency exchange rates, net sales in North America for the second quarter and first half of 2015 increased approximately $5.5 million and $10.0 million, respectively. Excluding the effect of changes in foreign currency exchange rates, net sales in Europe and other regions for the second quarter of 2015 increased approximately $0.6 million and for the first half of 2015 decreased approximately $1.6 million. The increase in net sales in North America for the second quarter and first half of 2015 is primarily due to higher appliance and wholesale channel sales in the United States. Higher retail sales in the United States during the first half of 2015 also contributed to the increase. Net sales and operating earnings in the retail channel also reflect higher allowances recorded in the first quarter of 2014 related to in-store displays. While the second quarter of 2015 delivered sales growth, softness in the Canadian retail and housing markets and general European economic weakness contributed to the lower sales in the first half of 2015 in those regions.

COGS as a percentage of net sales decreased during the second quarter and first half of 2015 as compared to the same periods of 2014 primarily as a result of a decrease in overhead costs as a percentage of net sales, and to a lesser extent a decrease in material costs as a percentage of net sales. The decrease in overhead costs in the second quarter and first half of 2015 as compared to the same periods of 2014 is primarily as a result of manufacturing efficiencies driven by lean initiatives, and lower warranty and freight costs. The decrease in material costs as a percentage of net sales for the second quarter and first half of 2015 as compared to the same periods of 2014 is primarily due to lower prices related to the purchase of steel and motors and changes in product mix. COGS for the second quarter and first half of 2015 also includes a decrease of approximately $4.4 million and $8.2 million, respectively, related to the effects of changes in foreign currency exchange rates.

SG&A as a percentage of net sales for the second quarter and first half of 2015 decreased as compared the same periods of 2014 primarily as a result of ongoing cost reduction efforts within the segment. SG&A for the second quarter and first half of 2015 also includes a decrease of approximately $1.2 million and $2.2 million, respectively, related to the effects of changes in foreign currency exchange rates.

The launch of certain new products, as well as delivery efficiencies, also contributed favorably to the segment during the second quarter and first half of 2015.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

SCS Segment

The operating results for the SCS segment for the second quarter of 2015 and 2014 were as follows:

	Second Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$145.1	100.0%	$161.5	100.0%	$(16.4)	N/A %
COGS:
Material costs	79.8	55.0	92.5	57.3	(12.7)	(2.3)
Labor costs	3.4	2.3	3.4	2.1	—	0.2
Overhead costs	18.1	12.5	18.4	11.4	(0.3)	1.1
Total COGS	101.3	69.8	114.3	70.8	(13.0)	(1.0)
Gross Profit	43.8	30.2	47.2	29.2	(3.4)	1.0
SG&A	22.3	15.4	22.0	13.6	0.3	1.8
Amortization of intangible assets	3.0	2.1	3.2	2.0	(0.2)	0.1
Operating earnings	$18.5	12.7%	$22.0	13.6%	$(3.5)	(0.9)%

Other financial information:
Depreciation and amortization	$3.9	2.7%	$4.2	2.6%	$(0.3)	0.1%
Share-based compensation expense	0.1	0.1	0.2	0.1	(0.1)	—
Restructuring and transformation charges	0.7	0.5	0.1	0.1	0.6	0.4
Other	0.4	0.3	(0.1)	(0.1)	0.5	0.4

The operating results for the SCS segment for the first half of 2015 and 2014 were as follows:

	First Half of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$241.6	100.0%	$246.8	100.0%	$(5.2)	N/A %
COGS:
Material costs	128.3	53.1	135.2	54.8	(6.9)	(1.7)
Labor costs	5.6	2.3	6.3	2.6	(0.7)	(0.3)
Overhead costs	33.0	13.7	33.4	13.5	(0.4)	0.2
Total COGS	166.9	69.1	174.9	70.9	(8.0)	(1.8)
Gross Profit	74.7	30.9	71.9	29.1	2.8	1.8
SG&A	45.5	18.8	42.3	17.1	3.2	1.7
Amortization of intangible assets	6.1	2.5	6.5	2.6	(0.4)	(0.1)
Operating earnings	$23.1	9.6%	$23.1	9.4%	$—	0.2%

Other financial information:
Depreciation and amortization	$7.9	3.3%	$8.4	3.4%	$(0.5)	(0.1)%
Share-based compensation expense	0.2	0.1	0.3	0.1	(0.1)	—
Restructuring and transformation charges	0.6	0.2	1.0	0.4	(0.4)	(0.2)
Other	1.4	0.6	(0.3)	(0.1)	1.7	0.7

Net sales in the SCS segment decreased approximately $16.4 million and $5.2 million in the second quarter and first half of 2015 as compared to the same periods of 2014. This decline was driven by decreased shipments of private branded security and home automation products to large OEM customers, as well as the impact of pricing changes to these same customers. This decline was partially offset by increased sales of security products to other customers during the period.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

As noted in the table above, COGS as a percentage of net sales decreased in the second quarter and first half of 2015 as compared to the same periods of 2014. This decrease is primarily the result of a change in product mix, coupled with improved labor efficiency during the first half of 2015 at our Asian manufacturing facilities. Overhead costs as a percentage of net sales increased in the second quarter and first half of 2015 as compared to the same periods of 2014 primarily as a result of a decrease in sales volume without a proportionate decrease in overhead costs due to the fixed nature of certain expenses.

SG&A as a percentage of net sales for the second quarter and first half of 2015 increased as compared to the same periods of 2014 primarily as a result of increased legal and other professional fees as discussed further below, and an increase in value added tax surcharges associated with our China location mostly in the first quarter of 2015. This increase was partially offset by headcount reductions within the segment. SG&A for the second quarter and first half of 2015 includes legal and other professional services incurred related to the ongoing U.S. Foreign Corrupt Practices Act investigation of approximately $0.4 million and $1.4 million, respectively (see Note G, "Commitments and Contingencies", to the unaudited condensed consolidated financial statements included elsewhere herein).

ERG Segment

The operating results for the ERG segment for the second quarter of 2015 and 2014 were as follows:

	Second Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$85.8	100.0%	$69.3	100.0%	$16.5	N/A %
COGS:
Material costs	36.5	42.5	28.8	41.6	7.7	0.9
Labor costs	3.1	3.6	2.2	3.2	0.9	0.4
Overhead costs	9.6	11.2	8.2	11.8	1.4	(0.6)
Total COGS	49.2	57.3	39.2	56.6	10.0	0.7
Gross Profit	36.6	42.7	30.1	43.4	6.5	(0.7)
SG&A	16.7	19.5	15.3	22.1	1.4	(2.6)
Amortization of intangible assets	4.5	5.2	3.2	4.6	1.3	0.6
Operating earnings	$15.4	18.0%	$11.6	16.7%	$3.8	1.3%

Other financial information:
Depreciation and amortization	$5.6	6.5%	$4.4	6.3%	$1.2	0.2%
Share-based compensation expense	0.1	0.1	0.2	0.3	(0.1)	(0.2)
Restructuring and transformation charges	0.1	0.1	0.1	0.1	—	—

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

The operating results for the ERG segment for the first half of 2015 and 2014 were as follows:

	First Half of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$156.6	100.0%	$130.9	100.0%	$25.7	N/A %
COGS:
Material costs	66.6	42.5	56.3	43.0	10.3	(0.5)
Labor costs	5.8	3.7	3.5	2.7	2.3	1.0
Overhead costs	18.4	11.8	14.7	11.2	3.7	0.6
Total COGS	90.8	58.0	74.5	56.9	16.3	1.1
Gross Profit	65.8	42.0	56.4	43.1	9.4	(1.1)
SG&A	33.7	21.5	30.8	23.5	2.9	(2.0)
Amortization of intangible assets	8.7	5.6	6.5	5.0	2.2	0.6
Operating earnings	$23.4	14.9%	$19.1	14.6%	$4.3	0.3%

Other financial information:
Depreciation and amortization	$11.4	7.3%	$8.9	6.8%	$2.5	0.5%
Share-based compensation expense	0.2	0.1	0.2	0.2	—	(0.1)
Restructuring and transformation charges	0.5	0.3	0.3	0.2	0.2	0.1

Net sales in the ERG segment for the second quarter and first half of 2015 increased approximately $16.5 million and $25.7 million, respectively, as compared to the same periods of 2014. On January 21, 2015, we acquired Anthro and the results of Anthro have been included in the ERG segment since the date of acquisition. The acquisition of Anthro contributed approximately $10.6 million and $16.7 million to net sales in the second quarter and first half of 2015, respectively. The remaining increase in net sales for the second quarter and first half of 2015 as compared to the same periods of 2014 was primarily attributable to an increase in Ergotron branded sales, partially offset by a decline in retail sales. The increase in net sales for Ergotron branded products was primarily driven by volume increases in ergonomic sit-stand products, and device management carts. Decreases in retail sales during the second quarter and first half of 2015 are primarily the result of a decline in sales in Europe and Russia.

The acquisition of Anthro contributed approximately $6.6 million and $10.8 million to COGS for the second quarter and first half of 2015, respectively. COGS as a percentage of net sales increased in the second quarter and first half of 2015 as compared to the same periods of 2014 primarily as a result of increased freight costs, inventory charges recorded during the second quarter of 2015, and increased labor costs associated with wage increases at our Asian manufacturing facilities. Changes in the relative mix of products sold within the segment also contributed to the change in COGS as a percentage of net sales.

The acquisition of Anthro contributed approximately $2.0 million and $3.9 million to SG&A in the second quarter and first half of 2015, respectively. SG&A as a percentage of net sales decreased from the second quarter and first half of 2014 and is primarily the result of an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses, as well as reductions in headcount.

The acquisition of Anthro contributed approximately $1.1 million and $2.1 million to amortization of intangible assets during the second quarter and first half of 2015, respectively, and represents the majority of the change in the second quarter and first half of 2015 as compared to the same periods of 2014.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

RCH Segment

As previously noted, during the second quarter of 2015, we transferred the management of our UK commercial HVAC subsidiary from the CAS segment to the RCH segment. As a result, we have restated prior period segment disclosures to conform to the new segment composition. The operating results for the RCH segment for the second quarter of 2015 and 2014 were as follows:

	Second Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$169.9	100.0%	$169.2	100.0%	$0.7	N/A %
COGS:
Material costs	97.3	57.3	95.7	56.5	1.6	0.8
Labor costs	4.4	2.6	6.4	3.8	(2.0)	(1.2)
Overhead costs	32.0	18.8	31.8	18.8	0.2	—
Total COGS	133.7	78.7	133.9	79.1	(0.2)	(0.4)
Gross Profit	36.2	21.3	35.3	20.9	0.9	0.4
SG&A	34.9	20.5	24.0	14.2	10.9	6.3
Amortization of intangible assets	3.4	2.0	1.9	1.1	1.5	0.9
Operating (loss) earnings	$(2.1)	(1.2)%	$9.4	5.6%	$(11.5)	(6.8)%

Other financial information:
Depreciation and amortization	$6.8	4.0%	$6.5	3.8%	$0.3	0.2%
Share-based compensation expense	0.1	0.1	0.1	0.1	—	—
Restructuring and transformation charges	9.1	5.4	3.0	1.8	6.1	3.6
Other	(0.1)	(0.1)	0.1	0.1	(0.2)	(0.2)

The operating results for the RCH segment for the first half of 2015 and 2014 were as follows:

	First Half of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$303.2	100.0%	$281.2	100.0%	$22.0	N/A %
COGS:
Material costs	168.2	55.5	159.9	56.8	8.3	(1.3)
Labor costs	8.7	2.9	11.5	4.1	(2.8)	(1.2)
Overhead costs	57.6	19.0	54.2	19.3	3.4	(0.3)
Total COGS	234.5	77.4	225.6	80.2	8.9	(2.8)
Gross Profit	68.7	22.6	55.6	19.8	13.1	2.8
SG&A	69.7	23.0	41.8	14.9	27.9	8.1
Amortization of intangible assets	6.8	2.2	2.1	0.7	4.7	1.5
Operating (loss) earnings	$(7.8)	(2.6)%	$11.7	4.2%	$(19.5)	(6.8)%

Other financial information:
Depreciation and amortization	$14.6	4.8%	$9.1	3.2%	$5.5	1.6%
Share-based compensation expense	0.2	0.1	0.2	0.1	—	—
Restructuring and transformation charges	14.2	4.7	4.7	1.7	9.5	3.0
Other	(0.1)	—	0.1	—	(0.2)	—

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

Net sales increased approximately $0.7 million and $22.0 million in the second quarter and first half of 2015 as compared to the same periods of 2014. During the second quarter of 2014, we acquired Reznor and during the fourth quarter of 2014 we acquired Phoenix. The results of Reznor and Phoenix have been included in the results of the RCH segment since the dates of acquisition. The acquisitions of Reznor and Phoenix contributed approximately $16.7 million and $63.7 million to net sales during the second quarter and first half of 2015. Excluding the acquisitions of Reznor and Phoenix, net sales for the second quarter and first half of 2015 decreased approximately $16.0 million and $41.7 million, respectively, from the same periods of 2014. Excluding the acquisitions, the decrease in net sales for the second quarter and first half of 2015 as compared to the same periods of 2014 was primarily the result of lower volume, partially offset by price changes and changes in product mix. The decrease in volume is primarily the result of a shift in demand due to customer requests during the fourth quarter of 2014, due in part to the regulatory changes noted previously, and shipping delays experienced in the second quarter of 2015. Also, we believe that part of the decrease in net sales relates to higher levels of sales in the first quarter of 2014 as compared to the first quarter of 2015 as customers placed orders ahead of an April 1, 2014 announced price increase.

Further, early in the second quarter of 2015 our RCH segment transferred its warehousing and distribution functions to a new, third party logistics provider, an initiative included in our Operational Improvement Initiatives discussed in the Liquidity and Capital Resources section of this report. However, the distribution process was significantly hampered throughout most of the quarter due to the third party logistics provider's inadequate staffing and processes, negatively impacting sales in the range of approximately $15 million to $20 million in the second quarter of 2015. Distribution activities were substantially transferred back to a facility owned and operated by the RCH segment prior to the end of the quarter and we believe the distribution process returned to historical performance levels in the month of June. However, there can be no assurance that the issues that impacted shipments and sales in the first half of 2015 will not continue to some extent in the second half of the year. Warehousing and distribution costs, including freight, increased approximately $7.4 million and $10.7 million in the second quarter and first half of 2015, respectively, partly as a result of this transfer of the warehousing and distribution functions.

The acquisitions of Reznor and Phoenix contributed approximately $11.7 million and $41.9 million to COGS during the second quarter and first half of 2015, respectively. Excluding the effect of Reznor and Phoenix, COGS as a percentage of net sales increased slightly for the second quarter and first half of 2015 as compared to the same periods of 2014. This increase in COGS as a percentage of net sales is primarily attributable to an increase in overhead costs as a percentage of net sales, primarily related to a decrease in net sales without a proportionate increase in COGS due to the fixed nature of certain expenses, as well as increased freight costs. Offsetting this increase is a decrease in labor costs as a percentage of net sales due to the ongoing manufacturing rationalization and relocation initiatives within this segment, and for the first half of 2015 a decrease in material costs as a percentage of net sales as compared to the first half of 2014 as a result our operational improvement initiatives and changes in product mix. COGS for the second quarter and first half of 2015 includes an increase in severance and other charges of approximately $1.1 million and $1.7 million, respectively, related to these operational improvement initiatives as well as other restructuring related activities within the segment.

The acquisitions of Reznor and Phoenix contributed approximately $4.4 million and $14.2 million to SG&A during the second quarter and first half of 2015, respectively. Excluding the impact of Reznor and Phoenix, SG&A as a percentage of net sales increased during the second quarter and first half of 2015 as compared to the same periods of 2014. This increase reflects higher costs associated with warehousing and distribution, legal fees and increased costs associated with our company-owned distribution centers in select markets. SG&A reflects an increase of legal fees of approximately $2.5 million and $4.0 million in the second quarter and first half of 2015 as compared to the same periods of 2014.

The acquisitions of Reznor and Phoenix contributed approximately $1.1 million and $4.2 million to the amortization of intangible assets during the second quarter and first half of 2015, respectively, representing a majority of the change for the second quarter and first half of 2015 as compared to the same periods of 2014.

In connection with the transfer of the management of our UK commercial HVAC subsidiary from the CAS segment to the RCH segment discussed above, we plan to discontinue production at one of the facilities operated by this subsidiary and to discontinue certain product lines that have been determined to be redundant, competitively disadvantaged or of limited strategic value.

The transferred HVAC subsidiary had net sales and operating losses, respectively, of approximately $9.3 million and $2.4 million for the second quarter of 2014, and approximately $7.8 million and $3.8 million (including approximately $1.9 million of restructuring and transformation costs) for the second quarter of 2015. The transferred HVAC subsidiary had net sales, operating losses, and depreciation and amortization expense, respectively, of approximately $38.6 million, $7.2 million, and $0.9 million

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

for the year ended December 31, 2014, approximately $20.5 million, $3.4 million, and $0.1 million for the first half of 2014 and approximately $17.2 million, $4.7 million (including approximately $2.6 million of restructuring and transformation costs), and $0.1 million for the first half of 2015. The Company estimates that discontinued product lines will affect approximately $10 million to $12 million of the RCH segment’s annual revenues.

CAS Segment

As previously noted, during the second quarter of 2015, we transferred the management of our UK commercial HVAC subsidiary from the CAS segment to the RCH segment. As a result, we have restated prior period segment disclosures to conform to the new segment composition. The operating results for the CAS segment for the second quarter of 2015 and 2014 were as follows:

	Second Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$115.3	100.0%	$130.1	100.0%	$(14.8)	N/A %
COGS:
Material costs	49.2	42.7	52.3	40.2	(3.1)	2.5
Labor costs	16.1	13.9	17.6	13.5	(1.5)	0.4
Overhead costs	30.0	26.0	24.5	18.8	5.5	7.2
Total COGS	95.3	82.6	94.4	72.5	0.9	10.1
Gross Profit	20.0	17.4	35.7	27.5	(15.7)	(10.1)
SG&A	17.5	15.2	19.6	15.1	(2.1)	0.1
Amortization of intangible assets	1.4	1.2	1.4	1.1	—	0.1
Operating earnings	$1.1	1.0%	$14.7	11.3%	$(13.6)	(10.3)%

Other financial information:
Depreciation and amortization	$3.8	3.3%	$2.9	2.2%	$0.9	1.1%
Share-based compensation expense	0.2	0.2	0.1	0.1	0.1	0.1
Restructuring and transformation charges	5.8	5.0	0.7	0.5	5.1	4.5
Other	(0.5)	(0.4)	—	—	(0.5)	(0.4)

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

The operating results for the CAS segment for the first half of 2015 and 2014 were as follows:

	First Half of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$216.6	100.0%	$242.3	100.0%	$(25.7)	N/A %
COGS:
Material costs	90.7	41.9	96.5	39.8	(5.8)	2.1
Labor costs	30.6	14.1	32.9	13.6	(2.3)	0.5
Overhead costs	55.8	25.8	46.7	19.3	9.1	6.5
Total COGS	177.1	81.8	176.1	72.7	1.0	9.1
Gross Profit	39.5	18.2	66.2	27.3	(26.7)	(9.1)
SG&A	32.8	15.1	36.7	15.1	(3.9)	—
Amortization of intangible assets	2.7	1.3	2.8	1.2	(0.1)	0.1
Operating earnings	$4.0	1.8%	$26.7	11.0%	$(22.7)	(9.2)%

Other financial information:
Depreciation and amortization	$7.2	3.3%	$6.1	2.5%	$1.1	0.8%
Share-based compensation expense	0.3	0.1	0.2	0.1	0.1	—
Restructuring and transformation charges	6.6	3.0	0.8	0.3	5.8	2.7
Other	(0.7)	(0.3)	0.1	—	(0.8)	(0.3)

Net sales in the CAS segment decreased approximately $14.8 million and $25.7 million in the second quarter and first half of 2015, respectively, as compared to the same periods of 2014. Net sales in the United States decreased approximately $17.6 million and $29.0 million in the second quarter and first half of 2015, respectively, as compared to the same periods of 2014, while net sales in Canada increased approximately $2.8 million and $3.3 million, respectively. Changes in foreign exchange rates had a negative impact of approximately $3.9 million and $7.3 million on net sales in the second quarter and first half of 2015, respectively, as compared to the same periods of 2014.

We have a significant amount of net sales to a major customer whose demand for our products can fluctuate considerably from period to period. These fluctuations are primarily due to the cyclical nature of the semiconductor industry in which this customer competes. As a result of this trend, we expect approximately $40.0 to $50.0 million of lower sales to this customer in 2015 as compared to 2014. Sales relating to this customer decreased approximately $21.4 million and $40.4 million during the second quarter and first half of 2015, respectively, as compared to the same periods of 2014. We are seeking to offset some of this decline with increased sales to other customers in the CAS segment. Excluding net sales to this customer for clean room products and the impact of changes in foreign exchange rates, net sales increased approximately $10.5 million and $22.0 million in the second quarter and first half of 2015, respectively, as compared to the same periods of 2014 and primarily relates to increases in the commercial office, healthcare, and education end markets, among others.

Backlog for CAS products expected to be filled within the next twelve months was approximately $243.6 million at June 27, 2015, approximately $224.5 million at December 31, 2014 and approximately $205.5 million at June 28, 2014. Backlog related to our major customer noted above was approximately $6.1 million at June 27, 2015, approximately $14.9 million at December 31, 2014 and approximately $10.4 million at June 28, 2014.

COGS as percentage of net sales increased for the second quarter and first half of 2015 as compared to the same periods of 2014 primarily as a result of an increase in overhead costs as a percentage of net sales due to manufacturing inefficiencies experienced as a result of our continuing manufacturing rationalization and relocation initiatives and a decrease in sales volume without a proportionate decrease in overhead due to the fixed nature of certain expenses, and to a lesser extent due to an increase in material and labor costs as a percentage of net sales due to changes in product mix principally due to sales to a major customer. COGS in the CAS segment for the second quarter and first half of 2015 reflects a decrease of approximately $3.0 million and $5.5 million, respectively, from the same periods of 2014 attributable to the effect of changes in foreign currency exchange rates.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

As discussed in Note F, "Exit and Disposal Activities", to the unaudited condensed consolidated financial statements included elsewhere herein, on May 4, 2015, the Board of Directors approved a restructuring plan designed to consolidate production activities in the North American and European operations of the CAS segment and to discontinue certain product lines which have been determined to have limited strategic importance or to be competitively disadvantaged. The plan to consolidate production includes the discontinuation of production in two North American facilities with production transferred to other CAS facilities in North America. As part of the plan, CAS manufacturing activities in Mexico will be substantially reduced and the operation of the manufacturing facility is in the process of being transferred to the RCH segment to be used in that segment's production activities. The business units affected by the plan had net sales, operating losses and depreciation and amortization expense, respectively, of approximately $21.5 million, $1.8 million (including approximately $0.6 million of restructuring and transformation costs), and $0.6 million for the second quarter of 2014, and approximately $20.6 million, $10.0 million (including approximately $5.4 million of restructuring and transformation costs), and $1.2 million for the second quarter of 2015. The business units affected by the plan had net sales, operating losses and depreciation and amortization expense, respectively, of approximately $73.8 million, $13.7 million (including approximately $2.8 million of restructuring and transformation costs), and $2.0 million for the year ended December 31, 2014, approximately $38.7 million, $4.3 million (including approximately $0.6 million of restructuring and transformation costs), and $1.0 million for the first half of 2014, and approximately $32.8 million, $18.6 million (including approximately $6.0 million of restructuring and transformation costs), and $2.1 million for the first half of 2015. The Company estimates that discontinued product lines will affect approximately $55 million to $65 million of the CAS segment’s annual revenues.

Costs to be incurred in connection with the plan are expected to be in the range of approximately $15.0 million to $20.0 million (of which approximately $10.0 million to $15.0 million relates to exit costs), comprised principally of employee separation, facility abandonment, inventory write-offs, operational inefficiencies, and capital expenditures during the consolidation period. During the second quarter of 2015, we recorded within COGS and SG&A approximately $4.3 million and $0.7 million, respectively, of severance and other charges related to this plan.

The plan further includes the consolidation of production and transfer of certain product lines of our UK commercial HVAC subsidiary from the CAS segment to the RCH segment. As discussed earlier in this section, we have restated prior period segment disclosures to conform to this change in our segment composition. The production consolidation and product line transfer was in part made possible by our acquisition of Reznor in 2014.

AVC segments

The combined operating results for the entities included in "AVC", each of which is insignificant, for the second quarter of 2015 and 2014 were as follows:

	Second Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$36.0	100.0%	$37.0	100.0%	$(1.0)	N/A %
COGS:
Material costs	20.8	57.8	19.7	53.2	1.1	4.6
Labor costs	0.1	0.3	0.2	0.6	(0.1)	(0.3)
Overhead costs	3.9	10.8	5.0	13.5	(1.1)	(2.7)
Total COGS	24.8	68.9	24.9	67.3	(0.1)	1.6
Gross Profit	11.2	31.1	12.1	32.7	(0.9)	(1.6)
SG&A	15.3	42.5	18.5	50.0	(3.2)	(7.5)
Amortization of intangible assets	—	—	1.7	4.6	(1.7)	(4.6)
Operating loss	$(4.1)	(11.4)%	$(8.1)	(21.9)%	$4.0	10.5%

Other financial information:
Depreciation and amortization	$1.3	3.6%	$2.7	7.3%	$(1.4)	(3.7)%
Restructuring and transformation charges	1.0	2.8	0.4	1.1	0.6	1.7

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

The combined operating results for the entities included in "AVC", each of which is insignificant, for the first half of 2015 and 2014 were as follows:

	First Half of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$68.5	100.0%	$72.9	100.0%	$(4.4)	N/A %
COGS:
Material costs	37.5	54.7	37.6	51.6	(0.1)	3.1
Labor costs	0.3	0.5	0.5	0.7	(0.2)	(0.2)
Overhead costs	7.9	11.5	10.0	13.7	(2.1)	(2.2)
Total COGS	45.7	66.7	48.1	66.0	(2.4)	0.7
Gross Profit	22.8	33.3	24.8	34.0	(2.0)	(0.7)
SG&A	29.3	42.8	34.3	47.0	(5.0)	(4.2)
Amortization of intangible assets	—	—	3.3	4.5	(3.3)	(4.5)
Operating loss	$(6.5)	(9.5)%	$(12.8)	(17.5)%	$6.3	8.0%

Other financial information:
Depreciation and amortization	$2.3	3.4%	$4.7	6.4%	$(2.4)	(3.0)%
Restructuring and transformation charges	1.1	1.6	0.7	1.0	0.4	0.6

The decrease in net sales during the second quarter and first half of 2015 was primarily driven by lower sales of professional video signal management products.

COGS as a percentage of net sales increased in the second quarter and first half of 2015 as compared to the same periods of 2014 primarily as a result of additional inventory charges principally related to product discontinuation taken during the second quarter of 2015 of approximately $0.9 million, which is included in restructuring and transformation charges in the tables above. This increase in COGS was partially offset by inefficiencies experienced in 2014 during the combination of certain businesses as well as the shifting of logistics to a third party provider. These inefficiencies in 2014 also contributed to the decrease in SG&A as a percentage of net sales during the second quarter and first half of 2015 as compared to the same periods of 2014. Lower bad debt expense in the second quarter of 2015 as compared to the second quarter of 2014 also contributed to the decrease in SG&A as a percentage of net sales.

During the second quarter of 2014, we wrote down intangible assets to their fair value of zero. As a result, the AVC segments did not have amortization expense during the second quarter or first half of 2015. See "Impairment of Long-lived Assets and Goodwill" below.

In July 2015, we received an unsolicited inquiry regarding the purchase of its TV One businesses ("TV One") that were part of the AVC business and we commenced an evaluation of the potential sale of TV One.  On July 28, 2015, our Board of Directors approved the plan to sell TV One and we completed the sale of the stock of TV One to a consortium of TV One's management on July 31, 2015.  Under the terms of the agreement, we have no ongoing involvement or obligations with respect to TV One and there were no indemnifications provided by us in connection with this transaction.  There was no substantial cash consideration received in connection with the transaction and we expect to record a loss on sale of approximately $3.0 million to $4.0 million in the third quarter of 2015.   The disposed entities had net sales, operating losses, impairment of long-lived assets and goodwill, and depreciation and amortization expense, respectively, of approximately $4.8 million, $21.0 million (including approximately $0.3 million of restructuring and transformation costs), $19.4 million, and $0.9 million for the second quarter of 2014, and approximately $3.9 million, $4.1 million (including approximately $1.0 million of restructuring and transformation costs), $1.2 million, and $0.3 million for the second quarter of 2015. The disposed entities had net sales, operating losses, impairment of long-lived assets and goodwill, and depreciation and amortization expense, respectively, of approximately $20.3 million, $23.9 million (including approximately $0.5 million of restructuring and transformation costs), $19.4 million, and $2.3 million for the year ended December 31, 2014, approximately $9.9 million, $21.7 million (including approximately $0.3 million of restructuring and transformation costs), $19.4 million, and $1.7 million for the first half of 2014, and approximately $7.8 million, $4.8 million

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

(including approximately $1.0 million of restructuring and transformation costs), $1.2 million, and $0.6 million for the first half of 2015.

Additionally, on July 28, 2015, the Company’s Board of Directors approved a restructuring plan designed to merge the operations of Gefen into Core Brands, including the exit from certain product lines. It is expected that the restructuring plan will commence in the third quarter of 2015. Costs to be incurred in connection with the plan are expected to be in the range of $6.0 million to $8.0 million, comprised principally of employee separation costs and certain asset impairment charges, principally related to inventory write-offs associated with the products that will be discontinued.

Impairment of Long-lived Assets and Goodwill

During the second quarter of 2014, we determined that the significant under performance of our AVC companies through the first half of the year, along with a declining earnings forecast for the remainder of 2014 and beyond, represented an indicator of impairment related to the long lived assets of these businesses. As a result, we performed the first step in the long-lived assets impairment test pursuant to ASC 360, “Property, Plant and Equipment” and compared the forecasted undiscounted cash flows for these businesses to their net assets. These cash flows were insufficient to recover the carrying value of these businesses. Based on the estimated fair values of the asset groups and the long lived assets, we recorded an aggregate impairment charge of approximately $80.4 million to write down the long-lived assets to their fair values. This charge was comprised of approximately $74.7 million for intangible assets, primarily trademarks, customer relationships and developed technology, approximately $4.4 million for goodwill and approximately $1.3 million for property and equipment.

As a result of certain restructuring initiatives that we commenced in the second quarter of 2015, we identified an indicator of impairment related to the long-lived assets of certain of our AVC companies due to declining operating results related to these companies. Based on review of the forecasted undiscounted cash flows over the remaining estimated useful life of the primary asset of the asset group, we determined that there were no significant forecasted net positive cash flows to recover the net book value of property and equipment and such property and equipment had no material salvage value. As a result, we recorded an impairment charge of approximately $1.2 million to reduce the carrying value of the property and equipment to zero.

Unallocated

Unallocated operating loss was approximately $12.3 million and $18.6 million for the second quarter of 2015 and 2014, respectively, and was approximately $25.4 million and $33.9 million for the first half of 2015 and 2014, respectively.

Operating loss for the periods presented is comprised of the following:

	Second Quarter of		First Half of
	2015	2014	2015	2014
			(Dollar amounts in millions)

Corporate general administrative	$10.1	$10.2	$21.8	$21.7
Operational improvement initiatives	0.2	3.4	0.2	4.0
Acquisition costs	0.3	3.6	0.4	5.6
Share based compensation expense	1.0	1.4	2.3	2.6
Executive transition employment and separation agreement costs and other fees	0.7	—	0.7	—
	$12.3	$18.6	$25.4	$33.9

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

Loss from Debt Retirement

On April 2, 2015, we obtained an incremental $265.0 million senior secured term loan pursuant to an amendment (the "Incremental Amendment") to our existing senior secured term loan facility due 2020 (the "Term Loan Facility") dated as of April 30, 2014, with substantially the same terms as the Term Loan Facility (the "Incremental Term Loan"). The net proceeds were used to redeem on May 4, 2015 the 10% Senior Notes due 2018 (the 10% Notes") at a redemption price of 105% of the aggregate principal amount thereof, plus accrued and unpaid interest to the redemption date. The redemption of the 10% Notes resulted in a pre-tax loss of approximately $14.8 million during the second quarter of 2015.

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

Benefit from Income Taxes

The benefit from income taxes for the second quarter of 2015 and 2014 was approximately $2.7 million and $14.3 million, respectively. The benefit from income taxes for the first half of 2015 and 2014 was approximately $8.3 million and $17.3 million, respectively. The effective income tax rate of a benefit of approximately 33.9% for the first half of 2015 differs from the United States federal statutory rate of 35% principally as a result of the impact of lower foreign tax rates and losses in certain jurisdictions that cannot be benefited, partially offset by non-deductible expenses. The effective income tax rate of a benefit of approximately 24.0% for the first half of 2014 differs from the United States federal statutory rate of 35% principally as a result of non-deductible goodwill impairment, U.S. tax on unremitted earnings, losses in certain jurisdictions that cannot be benefited, and uncertain tax positions, partially offset by the impact of foreign rates.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

Foreign Net Sales and Operating Earnings

Net sales and operating earnings derived from international markets are subject to economic, political, and currency risks, among others. Foreign net sales and operating earnings from foreign operations are attributed based on the location of our subsidiary responsible for the sale.

Foreign net sales by region and segment for the second quarter and first half of 2015 and 2014 were as follows:

	Second Quarter of				First Half of
	2015		2014		2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales

Canada:
AQH	$27.5	3.9%	$28.7	4.0%	$50.7	4.0%	$56.0	4.4%
SCS	1.3	0.2	1.0	0.1	1.8	0.1	2.0	0.2
CAS	30.7	4.4	27.9	3.9	57.3	4.5	54.0	4.3
	59.5	8.5	57.6	8.0	109.8	8.6	112.0	8.8

Europe:
AQH	9.1	1.3	11.5	1.6	18.0	1.4	24.7	2.0
ERG	7.8	1.1	9.1	1.3	17.8	1.4	19.4	1.5
RCH	18.2	2.6	18.1	2.5	43.3	3.4	29.4	2.3
AVC	1.9	0.3	3.7	0.5	4.1	0.3	7.7	0.6
	37.0	5.3	42.4	5.9	83.2	6.5	81.2	6.4

Other Regions:
AQH	2.0	0.3	1.2	0.2	3.0	0.2	2.0	0.2
AVC	—	—	0.6	0.1	—	—	1.4	0.1
	2.0	0.3	1.8	0.3	3.0	0.2	3.4	0.3

Total foreign net sales	$98.5	14.0%	$101.8	14.2%	$196.0	15.4%	$196.6	15.5%

Operating earnings of foreign operations, consisting primarily of the results of operations of our Canadian, European, and Asian subsidiaries, were approximately 15.9% and 9.5% of consolidated operating earnings (before allocations of corporate overhead costs and impairment charges) for the second quarter of 2015 and 2014, respectively, and were approximately 20.1% and 9.2% of consolidated operating earnings (before allocations of corporate overhead costs and impairment charges) for the first half of 2015 and 2014, respectively.

Our foreign net sales and results from operations are impacted by fluctuations in the respective local currency rates to the U.S. dollar and as a result, the amounts disclosed above include the impact of translation adjustments.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

Liquidity and Capital Resources

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments, and debt repayments. Our principal sources of liquidity are cash flows from operations, existing unrestricted cash and cash equivalents, and the use of borrowings under our $300.0 million senior secured asset-based revolving credit facility ("ABL Facility"). The indentures related to our 8.5% Senior Notes due 2021 (the "8.5% Notes"), the credit agreements governing our ABL Facility and our Term Loan Facility, and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions. See Note E, "Notes, Mortgage Notes and Obligations Payable", to the unaudited condensed consolidated financial statements included elsewhere herein and “- Debt Covenant Compliance” below.

There can be no assurance that we will generate sufficient cash flow from the operations of our subsidiaries, or that future financings will be available on acceptable terms or in amounts sufficient to enable us to service or refinance our indebtedness, or to make necessary capital expenditures.

Operational Improvement Initiatives

Our Board of Directors has approved a comprehensive set of operational improvement initiatives which we expect will result in significant improvements in efficiencies and reductions in operating costs and expenses, both in manufacturing processes and in administrative functions, which will better align us with the markets we serve and will improve our overall competitiveness. In part, these objectives were designed to help transition the company toward a center-led business model which better leverages our global strengths and resources. These initiatives which began in 2013, and which we expect will continue well into 2016, have enabled us to make significant progress toward that goal. In addition to efficiencies and cost reductions, these initiatives are allowing us to focus greater effort and resources on product development, marketing and sales, and customer service. We consider these initiatives to be important to our ability to maintain and improve our position in many of our markets and to allow us to expand in certain other markets. These initiatives address a wide variety of key areas of operations, including, for example, (i) optimizing the number and location of manufacturing, warehousing and distribution facilities, (ii) optimizing our procurement sources and processes, (iii) determining the potential for leveraging administrative resources across various operating groups, (iv) combining and/or relocating individual operations to leverage common management, (v) implementing global information systems to facilitate communication and resource sharing in areas such as finance and human resources and (vi) introducing new products and expanding our presence in certain markets. In addition, additional initiatives in the CAS segment are intended to further consolidate North American manufacturing operations and move to common product platforms and systems. See Note F, "Exit and Disposal Activities", to the unaudited condensed consolidated financial statements included elsewhere in this report for further description surrounding the costs associated with certain of these activities.

Given the wide ranging impact of these initiatives, we have made and plan to make significant incremental investments in staffing, research and development projects and specialized consulting resources, including engaging certain additional, third party resources with specialization in the areas of procurement, logistics, process optimization, and optimizing the design, pricing and cost of product offerings. During the second quarter of 2015 and 2014, we recorded approximately $7.6 million and $5.2 million, respectively, and during the first half of 2015 and 2014, we recorded approximately $12.6 million and $7.1 million, respectively, of operational improvement initiative costs, including investments in external resources as noted above.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

Second Quarter 2015 Debt Transaction

As noted previously, on April 2, 2015, we entered into the Incremental Term Loan and redeemed all of our outstanding 10% Notes. Pursuant to the Incremental Amendment, we must make quarterly payments equal to 0.25% times the aggregate original principal amount of the Incremental Term Loan. Unpaid principal amounts of approximately $251.1 million are due on the maturity date, October 30, 2020. The Incremental Term Loan bears interest, at our option, at a Base Rate or a Eurodollar Rate (both as defined in the Term Loan Facility Agreement), plus an applicable margin. The interest rate related to the Incremental Term Loan was approximately 3.5% at June 27, 2015.

Cash Flows

Our cash flows from operating, investing, and financing activities for the first half of 2015 and 2014, as reflected in the unaudited condensed consolidated statements of cash flows included elsewhere herein, are summarized in the table below:

	First Half of
	2015	2014	Change
	(Dollar amounts in millions)

Net cash used in operating activities	$(80.9)	$(60.5)	$(20.4)
Net cash used in investing activities	(72.2)	(272.8)	200.6
Net cash provided by financing activities	120.9	343.7	(222.8)
Net change in unrestricted cash and cash equivalents	$(32.2)	$10.4	$(42.6)

The increase in net cash used in operating activities was principally the result of an increase in working capital needs of approximately $15.6 million and decrease in changes in other long-term assets and liabilities of approximately $9.2 million, partially offset by an increase in net earnings (after the exclusion of non-cash items) of approximately $4.4 million.

The decrease in net cash used in investing activities was primarily the net result of a decrease in cash paid for acquisitions of approximately $203.1 million principally related to the acquisition of Reznor in the second quarter of 2014, partially offset by an increase in capital expenditures of approximately $1.7 million. Capital expenditures were approximately $20.0 million and $18.3 million for the first half of 2015 and 2014, respectively.  Capital expenditures were approximately $38.9 million for the year ended December 31, 2014 and are expected to be between approximately $45.0 million and $55.0 million for 2015.

The decrease in net cash provided by financing activities is principally the result of an increase in the payment of ABL and other borrowings and the redemption of the 10% Notes in the second quarter of 2015, partially offset by an increase in ABL and other borrowings in the first half of 2015.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

Outstanding Indebtedness

We had consolidated debt at June 27, 2015 of approximately $1,482.0 million consisting of the following:

(Amounts in millions)
8.5% Notes, net of premium	$739.0
Term Loan Facility, net of discount	607.0
ABL Facility	129.0
Long-term notes, mortgage notes and other indebtedness, net	6.7
Short-term bank obligations	0.3
$1,482.0

During the first half of 2015, we had a net increase in our debt of approximately $135.7 million. This increase is primarily the result of a net increase in ABL borrowings of approximately $129.0 million, a net increase in debt of approximately $10.9 million related to the second quarter 2015 debt transactions noted above, partially offset by net payments relating to subsidiary debt of approximately $2.0 million. Our debt to equity ratio increased from approximately 31.9:1 at December 31, 2014 to approximately 61.2:1 at June 27, 2015 as a result of the increase in indebtedness as noted above and a decrease in equity, due in part to the net loss in the first half of 2015 of approximately $16.2 million.

Contractual Obligations

As discussed above, in the second quarter of 2015, we entered into an incremental secured term loan and redeemed all of our outstanding 10% Notes. The summary of our estimated future cash obligations for notes, mortgage notes and obligations payable and interest payments presented below has been updated from the amounts presented in our 2014 Form 10-K to reflect the following:

•	The 2015 amounts have been adjusted to reflect the estimated remaining amounts due as a result of actual activity in the first half of 2015 and subsequent borrowings under the ABL Facility.

•	Payments related to the incremental secured term loan have been included through 2020.

•	The remaining principal payment related to the 10% Notes has been excluded from 2018.

•	Interest payments have been adjusted to reflect the estimated change in interest rates related to the incremental term loan and redemption of the 10% Notes.

	Payments Due by Period
	Remainder of 2015	2016 & 2017	2018 & 2019	2020 & Thereafter	Total
	(Dollar amounts in millions)
Notes, mortgage notes and obligations payable	$4.1	$141.9	$12.7	$1,322.2	$1,480.9
Interest payments	50.1	181.2	173.8	114.3	519.4

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

Adequacy of Liquidity Sources

At June 27, 2015, we had approximately $26.2 million of unrestricted cash and cash equivalents, of which approximately $21.3 million was held by foreign subsidiaries, to fund our cash needs for the remainder of 2015. The cash held by foreign subsidiaries will be used primarily to fund the operations of our foreign subsidiaries, and with the exception of amounts at one subsidiary, are not expected to be repatriated. We have provided deferred taxes related to those amounts that are not indefinitely invested. There are no significant restrictions on the cash held by foreign subsidiaries.

On June 3, 2015, we amended our ABL Facility to reflect a change in the circumstances in which amounts deposited by us in collection accounts maintained by the administrative agent will be used to repay outstanding loans and cash collateralized letters of credit (a “Cash Dominion Event”).  Under the terms of the amendment, a Cash Dominion Event exists if (i) excess availability (as defined in the ABL Facility) falls below the greater of $30.0 million or 10.0% of the total amount of the U.S. and Canadian credit facilities (rather than 12.5% of the borrowing base) or (ii) an event of default has occurred and is continuing.

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  At July 31, 2015, we had approximately $134.0 million in outstanding borrowings and approximately $11.9 million in outstanding letters of credit under the ABL Facility. Based on the June 2015 borrowing base calculations, at July 31, 2015, we had excess availability of approximately $154.1 million under the ABL Facility and approximately $124.1 million of excess availability before triggering the cash deposit requirements as discussed further below.

As noted previously, the indentures and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions (all as defined in the indentures and other agreements).  As of June 27, 2015, we had the capacity to make certain payments, including dividends, of approximately $114.7 million.

From time to time, we have evaluated and expect to continue to evaluate possible acquisition transactions and possible dispositions of certain of our businesses and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

Working Capital

Our working capital and current ratio increased from approximately $304.7 million and 1.6:1, respectively, at December 31, 2014 to approximately $404.6 million and 1.8:1, respectively, at June 27, 2015. This increase in our working capital is primarily the result of the net effect of the changes described further below.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents decreased from approximately $58.4 million at December 31, 2014 to approximately $26.2 million at June 27, 2015.

Accounts receivable, less allowances, increased approximately $97.5 million, or approximately 30.0%, between December 31, 2014 and June 27, 2015, while net sales increased approximately $67.1 million, or approximately 10.5%, in the second quarter of 2015 as compared to the fourth quarter of 2014. The acquisition of Anthro contributed approximately $10.6 million to net sales in the second quarter of 2015 with a corresponding accounts receivable balance at June 27, 2015 of approximately $5.3 million. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, the level of sales recognized on a cash basis, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the case in June 2015. Accounts receivable from customers related to foreign operations decreased approximately $0.8 million, or approximately 1.2%, between December 31, 2014 and June 27, 2015.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

Inventories increased approximately $20.1 million, or approximately 5.4%, between December 31, 2014 and June 27, 2015. The acquisition of Anthro contributed approximately $2.9 million to the increase in inventories between December 31, 2014 and June 27, 2015. The remaining change in inventories is primarily related to an increase in the ERG and AVC segments due to increased purchasing in anticipation of higher sales due to seasonality and an increase in the AQH segment due, in part, to issues associated with the  International Longshoreman and Warehouse Union labor disruption. These increases were partially offset by a decrease in the RCH segment due to seasonality within the Reznor business and a decline in inventory build-up associated with regulatory changes that became effective in January 2015.

Accounts payable increased approximately $4.4 million, or 1.5%, between December 31, 2014 and June 27, 2015. The acquisition of Anthro contributed approximately $1.1 million to accounts payable between December 31, 2014 and June 27, 2015. The remaining change primarily relates to the net effect of timing of payments and increased purchases as noted previously.

Accrued expenses and taxes, net decreased approximately $5.7 million, or approximately 2.6%, between December 31, 2014 and June 27, 2015. The acquisition of Anthro contributed approximately $2.2 million to the change in accrued expenses and taxes, net between December 31, 2014 and June 27, 2015. The remaining change is primarily as a result of decreases in various compensation and severance related accruals due to the timing of payments.

Changes in certain working capital accounts, as noted above, between December 31, 2014 and June 27, 2015, differ from the changes reflected in our unaudited condensed consolidated statement of cash flows for such period as a result of non-cash items including, among others, the effect of changes in foreign currency exchange rates.

Debt Covenant Compliance

The agreements that govern the terms of our outstanding debt, including the indenture that governs the 8.5% Notes, and the credit agreements that govern the ABL Facility and Term Loan Facility, contain covenants that restrict our ability and the ability of certain of our subsidiaries to, among other things:

•	consolidate, merge or sell assets;

•	pay dividends or make certain payments or distributions;

•	incur additional indebtedness;

•	make loans, investments, or acquisitions;

•	incur certain liens; and

•	enter into transactions with affiliates.

Additionally, pursuant to the terms of the ABL Facility, as amended, we will be required to deposit cash from our material deposit accounts (including all concentration accounts) daily in collection accounts maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit, if (i) excess availability (as defined in the ABL Facility) falls below the greater of $30.0 million or 10.0% of the U.S. and Canadian credit facilities or (ii) an event of default has occurred and is continuing. In addition, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 10.0% of the U.S. and Canadian credit facilities or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. The ABL Facility and the Term Loan Facility also restrict our ability to prepay our other indebtedness, including the 8.5% Notes and, with respect to the ABL Facility, the Term Loan Facility, or designate any other indebtedness as senior debt.

In addition, the indenture that governs our 8.5% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indenture governing our 8.5% Notes and the credit agreement that governs the Term Loan Facility also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined in the indenture governing the 8.5% Notes and the credit agreement governing the Term Loan Facility) for such trailing four quarter period. As of June 27, 2015, under the 8.5% Notes, the FCCR was approximately 3.16 to 1.0.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

A breach of the covenants under the indentures that govern our 8.5% Notes or the credit agreements that govern the ABL Facility and Term Loan Facility could result in an event of default under the applicable indenture or credit agreement. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the ABL Facility would permit the lenders under the ABL Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our ABL Facility or the Term Loan Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we cannot provide assurance that we and our subsidiaries would have sufficient assets to repay such indebtedness.

As of June 27, 2015, we were in compliance with all covenants under the indenture that governs the 8.5% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility and we believe it is reasonably assured that we will comply with the covenants for the foreseeable future.

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

We believe that the inclusion of supplementary adjustments to CCF applied in presenting ACCF are appropriate to provide additional information to investors about the performance of the business, and we are required to reconcile net earnings (loss) to ACCF to demonstrate compliance with debt covenants. While the determination of appropriate adjustments in the calculation of ACCF is subject to interpretation under the terms of the 8.5% Notes, we believe the adjustments described below are in accordance with the covenants in the indentures governing the 8.5% Notes.

Prior to May 4, 2015, the 10% Notes resulted in a more restrictive calculation of ACCF. On May 4, 2015, the 10% Notes were redeemed and the 8.5% Notes became the most restrictive.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

The following table reconciles net loss to CCF and ACCF for the 8.5% Notes for the trailing four quarters ended June 27, 2015:

	(1)	(2)	(3)	LTM Ended
	Year Ended	First Half of		(1)+(2)-(3)
	December 31, 2014	2015	2014	June 27, 2015
	(Dollar amounts in millions)

Net loss	$(45.6)	$(16.2)	$(54.8)	$(7.0)
Benefit from income taxes	(19.4)	(8.3)	(17.3)	(10.4)
Loss from debt retirement	2.3	14.8	1.8	15.3
Interest expense	105.7	52.1	50.7	107.1
Investment income	(0.1)	—	—	(0.1)
Depreciation and amortization expense	105.4	56.9	50.7	111.6
Consolidated Cash Flow	$148.3	$99.3	$31.1	$216.5
Investment income	0.1	—	—	0.1
Non-cash impairment charges	80.4	1.2	80.4	1.2
Non-recurring losses (a)	1.4	2.0	0.2	3.2
Acquisition fees and expenses	7.5	0.4	5.7	2.2
Gain on sale of assets	(0.3)	—	(0.3)	—
Joint venture income	—	(0.7)	(0.3)	(0.4)
Share-based compensation expense	6.2	3.5	3.9	5.8
Net foreign exchange losses (gains) (b)	1.2	(0.1)	(0.1)	1.2
Restructuring and transformation charges (c)	30.4	23.6	11.5	42.5

Gross run rate cost savings and synergies (d)	8.4	4.2	4.2	8.4
Pro-forma effect of acquisitions and dispositions (e)	17.6	0.1	12.8	4.9
Adjusted Consolidated Cash Flow	$301.2	$133.5	$149.1	$285.6

(a)
Amounts relate to non-recurring gains or losses, as defined in the indenture governing the 8.5% Notes. For the trailing four quarters ended June 27, 2015, this amount includes (1) approximately $2.2 million in legal and other professional services incurred related to the FCPA investigation in the SCS segment, (2) approximately $0.7 million of charges associated with executive transition employment and separation agreement costs and other fees within Unallocated, (3) a reduction in severance costs of approximately $(0.2) million related to headcount reductions in the CAS segment, (4) approximately $0.2 million of charges within the ERG segment relating to the write off of an indemnification asset associated with a reserve for uncertain tax positions, (5) approximately $0.2 million related to the write-off of deferred equity costs within Unallocated, and (6) amortization of approximately $0.1 million to record leasehold fair value adjustments.

(b)	Non-cash foreign exchange (gains) losses relate to intercompany debt not indefinitely invested in our subsidiaries, recorded within Unallocated.

(c)
Includes all restructuring charges, including severance, relocation and transformation/transition costs. Costs associated with these activities for the trailing four quarters ended June 27, 2015 were as follows:

	(1)	(2)	(3)	LTM Ended
	Year Ended	First Half of		(1)+(2)-(3)
	December 31, 2014	2015	2014	June 27, 2015
	(Dollar amounts in millions)
Subsidiary Combinations	$4.4	$0.2	$0.8	$3.8
Manufacturing Rationalization & Relocation Initiatives	14.7	5.4	4.9	15.2
Warehousing & Distribution Consolidation	2.8	7.0	1.5	8.3
CAS Segment Consolidation	—	5.0	—	5.0
Other operational improvement initiatives	8.2	2.1	4.3	6.0
All other exit and disposal activities	0.3	3.9	—	4.2
	$30.4	$23.6	$11.5	$42.5

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

(d)
Relates to the gross amount of run-rate cost savings and synergies, as defined in the indenture governing the 8.5% Notes. Such amounts are estimates of future cost savings and synergies resulting from actions taken by the Company, however there can be no assurance that these cost savings and synergies will be realized in the future in the amounts estimated, or at all. Per the indenture governing the 8.5% Notes, the amount of run-rate synergies taken within any trailing four quarter period shall not exceed 10% of adjusted consolidated cash flow, as defined, prior to giving effect to such run-rate synergies.

(e)
Includes the pro-forma effect of our acquisitions of Reznor, Phoenix and Anthro, as if the acquisitions had occurred on the first day of the four-quarter reference period. See Note B, "Acquisitions and Dispositions", to the unaudited condensed consolidated financial statements included elsewhere herein, for additional pro forma information surrounding the acquisition of Reznor.

As noted previously, under the amended ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 10.0% of the U.S. and Canadian credit facilities, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. At June 27, 2015, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility exceeded $30.0 million and 10.0% of the U.S. and Canadian credit facilities. Our FCCR under the ABL Facility at June 27, 2015 was 2.05 to 1.0. Similar to the 8.5% Notes, the FCCR under the ABL Facility is the ratio of ACCF to Fixed Charges; however, in addition to other differences, ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at June 27, 2015 was approximately $218.8 million.

Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At June 27, 2015, the fair value of our unrestricted and restricted investments was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At June 27, 2015 and December 31, 2014, approximately 50% and 74%, respectively, of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates. Based upon interest rates in effect at June 27, 2015, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $3.7 million for the remainder of 2015.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the Euro, Canadian Dollar, British Pound, Mexican Peso and Chinese Renminbi.  In the second quarter and first half of 2015, the net impact of changes in foreign currency exchange rates was not material to our financial condition or results of operations.  The impact of changes in foreign currency exchange rates related to currency translation resulted in an increase in stockholders’ investment of approximately $2.3 million and $2.1 million for the second quarter of 2015 and 2014, respectively. The impact of changes in foreign currency exchange rates related to currency translation resulted in a decrease in stockholders’ investment of approximately $3.8 million and $0.4 million for the first half of 2015 and 2014, respectively. The impact of changes in foreign currency exchange rates related to transactions resulted in a decrease in net foreign exchange losses recorded in SG&A of approximately $1.0 million and $0.5 million for the second quarter and first half of 2015, respectively, as compared to the same periods of 2014. We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level.  Consistent with this strategy, notes payable and other short-term obligations at June 27, 2015 consist primarily of short-term borrowings by certain of our foreign subsidiaries.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 28, 2014

We generally have not entered into derivative financial instruments to manage foreign currency exposure. However, in July 2015, we began entering into certain foreign currency forward exchange contracts. The purpose of these contracts is to hedge our transactional and cash flow exposures denominated in foreign currencies for certain transactions. At this time, we have elected not to designate these contracts for hedge accounting, as such, we will recognize these contracts at their fair value based on quoted market prices with any changes in fair value recorded directly to other income in our consolidated financial statements.

Item 3.               Quantitative and Qualitative Disclosures about Market Risk

Other than as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”, there have been no material changes to our exposures to market risk since December 31, 2014.

Item 4.              Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer and the Company’s Corporate Disclosure and Controls Committee, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 27, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Issuer’s Purchases of Equity Securities

We do not currently have a publicly announced plan to repurchase shares. Below is a summary of our common stock repurchases during the second quarter ended June 27, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 29 - April 25, 2015	1,238	$82.98	—	—

April 26 - May 23, 2015	191	$84.09	—	—

May 24 - June 27, 2015	—	$—	—	—

(1)
Shares repurchased by us during the second quarter of 2015 from employees who surrendered shares to satisfy minimum statutory income tax withholding obligations arising in connection with the vesting of restricted stock awards, which we pay in cash to the appropriate taxing authorities on behalf of our employees.

(2)	Amounts disclosed are rounded to the nearest two decimal places.

Item 6.	Exhibits

Exhibit No.	Description

10.1
Incremental Amendment, dated as of April 2, 2015 by and among Nortek, Inc., the guarantors party thereto, the incremental term lenders party thereto and Wells Fargo Bank, National Association (Exhibit 10.1 to Nortek, Inc. Form 8-K filed April 3, 2015).

10.2	Transition Employment and Separation Agreement, dated as of May 18, 2015 between Nortek, Inc. and Almon C. Hall (Exhibit 10.1 to Nortek, Inc. Form 8-K filed May 21, 2015).

* 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.

/s/ Almon C. Hall
Almon C. Hall
Authorized Officer, Senior Vice President and
Chief Financial Officer

August 3, 2015