Form 10-Q
period 2015-09-26
NORTEK INC
filed 2015-11-03
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015
OR

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

The number of shares of Common Stock, par value $0.01 per share, outstanding as of October 29, 2015 was 16,264,195.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	September 26, 2015	December 31, 2014
Assets
Current Assets:
Unrestricted cash and cash equivalents	$27.8	$58.4
Restricted cash	0.2	0.6
Accounts receivable, less allowances of $3.2 million and $3.7 million, respectively	347.6	324.9
Inventories:
Raw materials	111.8	111.8
Work in process	30.0	28.3
Finished goods	243.8	234.2
	385.6	374.3
Prepaid expenses	21.2	18.4
Other current assets	12.5	10.1
Tax refunds receivable	8.7	8.0
Deferred tax assets	43.7	28.1
Total current assets	847.3	822.8

Property and Equipment, at Cost:
Land	16.9	17.9
Buildings and improvements	110.9	118.5
Machinery and equipment	320.7	297.8
	448.5	434.2
Less accumulated depreciation	226.3	196.2
Total property and equipment, net	222.2	238.0

Other Assets:
Goodwill	504.3	474.3
Intangible assets, less accumulated amortization of $260.2 million and $210.9 million, respectively	624.6	642.6
Deferred debt expense	14.2	17.3
Restricted investments	1.0	0.9
Other assets	13.1	13.2
	1,157.2	1,148.3
Total Assets	$2,226.7	$2,209.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)
(Dollar amounts in millions, except shares data)

	September 26, 2015	December 31, 2014
Liabilities and Stockholders' Investment

Current Liabilities:
Short-term bank obligations	$0.5	$0.6
Current maturities of long-term debt	7.3	6.3
Accounts payable	271.7	288.8
Accrued expenses, taxes, and deferred revenue	240.1	222.4
Total current liabilities	519.6	518.1

Other Liabilities:
Deferred income taxes	122.9	123.5
Other	181.8	185.9
	304.7	309.4

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,395.6	1,339.4

Commitments and Contingencies (Note G)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at September 26, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 17,039,592 shares and 16,986,493 shares issued at September 26, 2015 and December 31, 2014, respectively	0.2	0.2
Additional paid-in capital	255.2	249.4
Accumulated deficit	(147.7)	(117.1)
Accumulated other comprehensive loss	(42.8)	(35.7)
Less: Treasury stock at cost, 775,833 shares and 732,340 shares at September 26, 2015 and December 31, 2014, respectively	(58.1)	(54.6)
Total stockholders' investment	6.8	42.2
Total Liabilities and Stockholders' Investment	$2,226.7	$2,209.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the third quarter ended		For the first nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(Dollar amounts in millions, except per share data)

Net Sales	$618.5	$642.9	$1,895.1	$1,909.3
Cost of products sold	442.5	452.9	1,354.2	1,355.4
Gross profit	176.0	190.0	540.9	553.9
Selling, general and administrative expense, net	141.1	141.7	430.5	416.0
Loss on sale of assets	2.9	—	2.9	—
Impairment of long-lived assets and goodwill	—	—	1.2	80.4
Amortization of intangible assets	17.1	14.9	49.0	43.7
Operating earnings	14.9	33.4	57.3	13.8
Net interest expense	(24.0)	(27.3)	(76.1)	(78.0)
Loss from debt retirement	—	(0.5)	(14.8)	(2.3)
(Loss) earnings before provision (benefit) for income taxes	(9.1)	5.6	(33.6)	(66.5)
Provision (benefit) for income taxes	5.3	1.0	(3.0)	(16.3)
Net (loss) earnings	$(14.4)	$4.6	$(30.6)	$(50.2)

Basic (loss) earnings per share	$(0.90)	$0.29	$(1.92)	$(3.22)

Diluted (loss) earnings per share	$(0.90)	$0.29	$(1.92)	$(3.22)

Weighted Average Common Shares:
Basic	15,953,891	15,671,819	15,939,145	15,576,327
Diluted	15,953,891	16,099,917	15,939,145	15,576,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	For the third quarter ended		For the first nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(Dollar amounts in millions)

Net (loss) earnings	$(14.4)	$4.6	$(30.6)	$(50.2)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(4.0)	(4.4)	(7.8)	(4.8)
Pension liability adjustments:
Currency translation on pension liabilities	—	0.6	(0.1)	0.3
Amortization of cumulative loss	0.4	—	1.1	—
Deferred income taxes on pension liability	(0.1)	—	(0.3)	—
Total pension liability, net of tax	0.3	0.6	0.7	0.3

Other comprehensive loss	(3.7)	(3.8)	(7.1)	(4.5)

Comprehensive (loss) income	$(18.1)	$0.8	$(37.7)	$(54.7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first nine months ended
	September 26, 2015	September 27, 2014
	(Dollar amounts in millions)
Cash flows from operating activities:
Net loss	$(30.6)	$(50.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	37.8	31.6
Amortization expense, including increase to cost of products sold for inventory acquired in business combinations	49.5	45.5
Non-cash impairment charges	1.2	80.4
Loss from debt retirement	14.8	2.3
Non-cash interest expense, net	2.3	1.8
Non-cash share-based compensation expense	3.7	4.9
Excess tax benefit on share-based awards	(0.5)	(6.4)
Loss (gain) on sale of assets	3.0	(0.3)
Deferred income tax benefit	(16.5)	(44.3)
Changes in certain assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(26.0)	(64.8)
Inventories	(14.0)	(85.0)
Prepaid and other current assets	(2.8)	2.9
Accounts payable	(12.8)	74.6
Accrued expenses, taxes, and deferred revenue	19.3	26.7
Long-term assets, liabilities and other, net	(7.8)	(2.1)
Total adjustments to net loss	51.2	67.8
Net cash provided by operating activities	20.6	17.6
Cash flows from investing activities:
Capital expenditures	(29.1)	(27.7)
Net cash paid for businesses acquired and dispositions	(64.7)	(254.9)
Proceeds from the sale of property and equipment	0.1	1.6
Change in restricted cash and marketable securities	0.2	0.3
Other, net	(0.4)	(1.4)
Net cash used in investing activities	(93.9)	(282.1)
Cash flows from financing activities:
Proceeds from ABL and other borrowings	340.7	142.4
Payment of ABL and other borrowings	(293.2)	(144.8)
Redemption of the 10% Senior Notes due 2018, including redemption premium	(262.5)	—
Net proceeds from borrowings under the senior secured term loan facility due 2020	261.8	349.1
Redemption of the senior secured term loan facility due 2017	—	(93.0)
Fees paid in connection with debt facilities	(2.7)	(6.3)
Net use from equity transactions	(1.9)	(4.0)
Excess tax benefit on share-based awards	0.5	6.4
Other, net	—	—
Net cash provided by financing activities	42.7	249.8
Net change in unrestricted cash and cash equivalents	(30.6)	(14.7)
Unrestricted cash and cash equivalents at the beginning of the period	58.4	80.9
Unrestricted cash and cash equivalents at the end of the period	$27.8	$66.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

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

The Company operates on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year always begins on January 1 and ends on December 31. As a result, the Company's first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended September 26, 2015 ("third quarter of 2015") and September 27, 2014 ("third quarter of 2014") each include 91 days. The first nine months ended September 26, 2015 ("nine months of 2015") and September 27, 2014 ("nine months of 2014") include 269 days and 270 days, respectively.

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive (loss) income, and cash flows of the Company after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted, the Company believes that the disclosures included are adequate to make the information presented herein not misleading. Operating results for the third quarter and nine months of 2015 and 2014 are not necessarily indicative of the results that may be expected for other interim periods or for any fiscal year. Certain amounts in the prior periods' unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

As a result of certain acquisitions and a disposition as discussed in Note B, “Acquisitions and Dispositions”, the operating results of these acquired entities are included in the Company’s consolidated results of operations from the date of acquisition prospectively and the results of operations from dispositions are excluded commencing on the date of disposition. The Company has entered into certain arrangements with an independent third party in Mexico related to the Company’s manufacturing operations in Mexico. The Company has evaluated the operating entities that were formed under these arrangements and has determined that these entities are variable interest entities in accordance with Accounting Standards Codification ("ASC") 810, "Consolidation" ("ASC 810"). The Company has concluded that it is the primary beneficiary of these entities since it has both the power to direct activities that most significantly impact the entities' economic performance and the obligation to absorb losses that could potentially be significant since the Company is responsible for all operating decisions and all operating costs of these entities. As a result, the Company is consolidating the results of these entities in accordance with ASC 810. For the third quarter and nine months of 2015 and 2014, the results of operations of these entities included in the Company’s statement of operations were not material.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

New Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments ("ASU 2015-16"), as part of its simplification initiative. Under ASU 2015-16, an acquirer would be required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Further, the acquirer must record, in the financial statements for the same period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Under ASU 2015-16, entities must also present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance in ASU No. 2015-16 is effective for periods beginning after December 15, 2015 and should be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not been issued. The Company adopted this pronouncement in the third quarter of 2015 and the adoption of this standard did not have a material effect on the Company's consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory ("ASU 2015-11"), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out ("LIFO") and the retail inventory method. The guidance in ASU No. 2015-11 is effective for periods beginning after December 15, 2016 and early adoption is permitted. The Company will adopt this pronouncement in the first quarter of 2017 and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which provides guidance on simplifying the presentation of debt issuance costs on the balance sheet. To simplify presentation of debt issuance costs, the amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) ("ASU 2015-15"), to address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Under ASU 2015-15, entities are permitted to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of credit-arrangement. ASU 2015-03 and ASU 2015-15 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and early adoption is permitted for financial statements that have not yet been previously issued. In accordance with ASU 2015-03 and ASU 2015-15, companies should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company will adopt these pronouncements in the first quarter of 2016. Adoption is not expected to have a material effect on the Company's consolidated financial statements, but will affect balance sheet classification.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718) ("ASU 2014-12"), which clarifies the accounting for share based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted and an entity may apply the amendments in ASU 2014-12 either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company adopted this pronouncement in the third quarter of 2015 and the adoption of this standard did not have a material effect on the Company's consolidated financial statements.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

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

Reznor manufactures industrial and commercial HVAC products, including an extended range of gas fired air heaters, air handling units, condensing units and rooftop units. The results of Reznor have been included in the Company's results of operations since the date of acquisition and have been included in the Company's RCH segment.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

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

The unaudited pro forma net sales, operating earnings, net loss, basic and diluted loss per share, and depreciation and amortization expense for the Company as a result of the acquisition of Reznor for the nine months of 2014 were as follows (amounts in millions, except loss per share data):

Net sales	$1,961.4
Operating earnings	23.9
Net loss	(44.3)
Basic loss per share	(2.84)
Diluted loss per share	(2.84)
Depreciation & amortization expense	82.7

These amounts were determined assuming that the acquisition of Reznor had occurred on January 1, 2014 and include pro forma adjustments to reflect (i) additional depreciation and amortization expense related to the estimates of the fair values of acquired tangible and intangible assets, (ii) changes in interest expense related to financing transactions due, in part, to funding the acquisition, and (iii) other pro forma adjustments that the Company considered appropriate related to the acquisition of Reznor. The transaction costs incurred in the nine months of 2014 of approximately $6.1 million related to the acquisition of Reznor have been excluded from the unaudited pro forma operating earnings, net loss, and basic and diluted loss per share. These pro forma amounts are not necessarily indicative of the amounts that would have been achieved had the acquisition taken place as of January 1, 2014, nor are they necessarily indicative of the results for future periods.

The acquisition of Reznor contributed approximately $35.5 million and $38.0 million to net sales for the third quarter of 2015 and 2014, respectively, and contributed approximately $109.0 million and $61.8 million to net sales for the nine months of 2015 and 2014, respectively. The acquisition of Reznor contributed operating earnings of approximately $1.0 million (which includes depreciation and amortization expense of approximately $4.4 million) and $1.8 million (which includes depreciation and amortization expense of approximately $3.5 million and approximately $0.3 million of increased cost of products sold due to the recognition of inventory at its acquisition date fair value) to the operating results for the third quarter of 2015 and 2014, respectively, and contributed operating earnings of approximately $3.4 million (which includes depreciation and amortization expense of approximately $12.2 million) and $0.4 million (which includes depreciation and amortization expense of approximately $5.8 million and approximately $1.8 million of increased cost of products sold due to the recognition of inventory at its acquisition date fair value) to the operating results for the nine months of 2015 and 2014, respectively.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

Phoenix Acquisition

On October 8, 2014, one of the Company's subsidiaries in the RCH segment completed the acquisition of substantially all of the assets of the HVAC distribution business of privately owned Phoenix Wholesale, Inc. ("Phoenix").

The Company acquired this business for an aggregate purchase price of approximately $13.9 million, all of which was paid in cash. Approximately $1.6 million of the purchase price was retained by the Company as deferred acquisition consideration to be paid upon finalization of certain working capital and other purchase price adjustments and was included in accrued expenses, taxes, and deferred revenue in the Company’s consolidated balance sheet as of December 31, 2014.  These working capital and other purchase price adjustments were finalized and paid in February 2015.  In addition, approximately $1.0 million of the purchase price is held in escrow to cover general business representations and warranties. This amount will be paid 18 months after the closing date.

The Company completed its valuation process and the related accounting for this acquisition in the first quarter of 2015. There were no material changes to its provisional acquisition accounting.

The acquisition of Phoenix contributed approximately $5.6 million to net sales for the third quarter of 2015 and an operating loss of approximately $1.0 million (which includes depreciation and amortization expense of approximately $0.3 million) to the operating results for the third quarter of 2015. The acquisition of Phoenix contributed approximately $15.3 million to net sales for the nine months of 2015 and an operating loss of approximately $3.5 million (which includes depreciation and amortization expense of approximately $0.8 million) to the operating results for the nine months of 2015.

The results of Phoenix have been included in the Company’s consolidated financial statements since the date of acquisition within the RCH segment. Pro forma results related to the acquisition of Phoenix have not been presented, as the effect is not significant to the Company's consolidated operating results.

Anthro Acquisition

On January 21, 2015, one of the Company's subsidiaries in the Ergonomic and Productivity Solutions ("ERG") segment completed the acquisition of all of the outstanding stock of Anthro Corporation (“Anthro”), a fully integrated business with in-house capability to design/develop, manufacture and market its technology furniture products. Anthro’s key products include charging carts (for electronics, including tablets, laptops and other mobile devices) and height adjustable desks and technology carts. Anthro has been integrated into the Company’s ERG segment. The Company completed the acquisition of Anthro to expand its technology and product offerings of the ERG segment.

The Company acquired this business for an initial aggregate purchase price of approximately $51.0 million, of which approximately $50.8 million was paid in cash and an additional $0.2 million related to the amount of consideration being paid in excess of the fair value of certain services provided by the former stockholders of Anthro. Approximately $5.0 million of the purchase price is held in escrow to cover general business representations and warranties. This amount will be paid 18 months after the closing date.  During the third quarter of 2015, the Company received approximately $0.7 million for working capital and other purchase price adjustments. As a result, the final adjusted purchase price was approximately $50.3 million. Acquisition-related costs were expensed as incurred within selling, general and administrative expense, net ("SG&A") in the Company’s consolidated statement of operations and were not material.

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
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

The Company will complete the following procedures, among others, prior to finalizing the acquisition method of accounting for Anthro:

•	Finalize the appraisals of intangible assets

•	Finalize the analysis of certain acquired liabilities and assets based on gathering additional information from the time of the acquisition

Based on the Company’s preliminary evaluation of the assets and liabilities acquired, the Company determined that the fair value of tangible net assets acquired was approximately $5.2 million, including cash of approximately $0.6 million and a fair value adjustment related to inventory acquired of approximately $0.5 million which was recognized in cost of products sold during the first quarter of 2015.  In addition, approximately $19.6 million was recognized for definite-lived intangible assets, and approximately $25.5 million was recorded to goodwill.

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

The acquisition of Anthro contributed approximately $12.5 million to net sales for the third quarter of 2015 and operating earnings of approximately $1.2 million (which includes depreciation and amortization expense of approximately $1.3 million) to the operating results for the third quarter of 2015. The acquisition of Anthro contributed approximately $29.2 million to net sales for the nine months of 2015 and operating earnings of approximately $1.1 million (which includes depreciation and amortization expense of approximately $3.5 million and approximately $0.5 million of increased cost of products sold due to the recognition of inventory at its acquisition date fair value) to the operating results for the nine months of 2015.

The results of Anthro have been included in the Company’s consolidated financial statements since the date of acquisition within the ERG segment. Pro forma results related to the acquisition of Anthro have not been presented, as the effect is not significant to the Company's consolidated operating results.

Numera Acquisition

On June 30, 2015, one of the Company’s wholly-owned subsidiaries completed the acquisition of certain assets and liabilities related to the mobile personal emergency response system and telehealth business of Numera, Inc. (“Numera”), a privately held company. The acquired operations have been integrated into the Company’s Security and Controls Solutions (“SCS”) segment. The Company completed the acquisition to expand its technology and product offerings of the SCS segment.

The Company acquired certain assets and liabilities of Numera for an aggregate initial all cash purchase price of approximately $12.0 million, of which approximately $1.5 million was deposited into an escrow account with a third party escrow agent.

In addition to the initial purchase price consideration, the Company could be required to pay an additional purchase price of up to $28.0 million, which is based on the amount by which future sales, as defined under the purchase agreement, exceed $12.1 million during the period from March 29, 2015 through March 26, 2016. The fair value of the contingent consideration

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

was determined to be approximately $3.7 million as of the acquisition date resulting in a total purchase price of approximately $15.7 million. Any prospective changes in the fair value of the contingent consideration as a result to changes of the inputs used in the estimate of fair value will be recorded to cost of products sold in the Company’s condensed consolidated statements of operations. The Company recorded its estimate of the fair value of the contingent consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration. The Company’s fair value of the contingent consideration was determined using an option pricing model. The real option approach methodology applies option pricing theory to a “real” stream, such as revenue. Utilization of this methodology allows running of a high number of simulations and therefore, the Company believes that this valuation methodology was most appropriate.

The Company notes that the key Level 3 inputs utilized in determining the fair value were:

•	Forecasted revenue, including forecasts of 10th and 90th percentiles

•
Real option approach methodology simulation inputs, including volatility, risk premiums and betas, which are utilized to derive the total market risk adjustment in the real option approach valuation model simulations

•	Comparable company analysis, which is utilized to support and determine the reasonableness of certain of the option simulation inputs

•	Discount factor, which is utilized to present value the risk-adjusted expected earn-out payment

Through September 26, 2015, the Company determined that there were no material changes in any of the Level 3 inputs. The accrued contingent consideration liability is included in accrued expenses, taxes, and deferred revenue in the Company’s unaudited condensed consolidated balance sheet at September 26, 2015.

Acquisition-related costs were expensed as incurred within SG&A in the Company’s consolidated statement of operations and were not material.

The Company has made preliminary estimates of the fair value of the assets and liabilities of Numera, including certain tangible and intangible assets and liabilities, utilizing information available at the time that the Company's unaudited condensed consolidated financial statements were prepared and these estimates are subject to refinement until all pertinent information has been obtained. These non-recurring fair value measurements are primarily determined using unobservable inputs. Accordingly, these fair value measurements are classified within Level 3 of the fair value hierarchy.

The Company will complete the following procedures, among others, prior to finalizing the acquisition method of accounting for Numera:

•	Finalize the appraisals of intangible assets

•	Finalize the analysis of certain acquired liabilities and assets based on gathering additional information from the time of the acquisition

Based on the Company’s preliminary evaluation of the assets and liabilities acquired, the Company determined that the fair value of tangible net assets acquired was approximately $0.3 million, principally related to certain prepaids, inventory, and property and equipment. In addition, approximately $11.0 million was recognized for definite-lived intangible assets, and approximately $4.4 million was recorded to goodwill. Substantially all of the goodwill is expected to be deductible for tax purposes.

The following is a summary of the estimated fair values and weighted average useful lives by intangible asset class (dollar amounts in millions):

	Fair Value	Weighted Average Useful Lives
Developed technology	$5.6	4.8
Customer relationships	4.0	5.8
Trade names	1.1	5.5
Non-compete arrangements	0.3	3.3
	$11.0	5.1

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

Due to the fact that the fees that Numera receives for hardware sales and related hardware activations were not deemed separate units of accounting, these fees are deferred until such time as the hardware units are activated and then recognized ratably over the estimated period of economic benefit which has been initially determined to be three years for hardware units and two years for activations. In addition, Numera capitalizes the direct and incremental costs related to hardware and activation sales and recognizes these costs over the same period that the associated revenue is recognized. As a result, the acquisition of Numera did not contribute any significant amount to net sales in the third quarter or first nine months of 2015. As of September 26, 2015, Numera had approximately $1.6 million of deferred revenue and approximately $1.2 million of capitalized direct and incremental costs. The acquisition of Numera contributed operating losses of approximately $1.1 million (which includes depreciation and amortization expense of approximately $0.6 million) to the operating results for the third quarter and nine months of 2015.

The results of Numera have been included in the Company’s consolidated financial statements since the date of acquisition within the SCS segment. Pro forma results related to the acquisition of Numera have not been presented, as the effect is not significant to the Company's consolidated operating results.

Sale of TV One Business

In July 2015, the Company received an unsolicited inquiry regarding the purchase of its TV One businesses ("TV One") that were part of the audio, video and control ("AVC") entities and the Company commenced an evaluation of the potential sale of TV One.  On July 28, 2015, the Company’s Board of Directors approved the plan to sell the stock of TV One to a consortium of TV One's management on July 31, 2015.  Under the terms of the agreement, the Company has no ongoing involvement or obligations with respect to TV One and the Company is not obligated to indemnify the purchasers in connection with this transaction.  There was no substantial cash consideration received in connection with the transaction. The Company recorded a loss on sale of assets of approximately $2.9 million in the third quarter of 2015.   The Company concluded that the sale of TV One did not meet the criteria to be reported as a discontinued operations under ASC 205-20, "Discontinued Operations", due to the fact that its disposition does not represent a strategic shift that has (or will have) a major effect on the Company's operations and financial results.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

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

Impairment of Long-lived Assets and Goodwill

During the second quarter of 2014, the Company determined that the significant under performance of its AVC entities through the first half of the year, along with a declining earnings forecast for the remainder of 2014 and beyond, represented an indicator of impairment related to the long-lived assets of these businesses. As a result, the Company performed the first step in the long-lived assets impairment test pursuant to ASC 360, “Property, Plant and Equipment” and compared the forecasted undiscounted cash flows for these businesses to their net assets. These cash flows were insufficient to recover the carrying value of these businesses. Based on the estimated fair values of the asset groups and the long-lived assets, the Company recorded an aggregate impairment charge of approximately $80.4 million to write down the long-lived assets to their fair values. This charge was comprised of approximately $74.7 million for intangible assets, primarily trademarks, customer relationships and developed technology, approximately $4.4 million for goodwill and approximately $1.3 million for property and equipment.

As a result of certain restructuring initiatives that the Company commenced in the second quarter of 2015, the Company identified an indicator of impairment related to the long-lived assets of certain of the AVC entities due to declining operating results related to these companies. Based on review of the forecasted undiscounted cash flows over the remaining estimated useful life of the primary asset of the asset group, the Company determined that there was insufficient forecasted net positive cash flows to recover the net book value of property and equipment and such property and equipment had no material salvage value. As a result, the Company recorded an impairment charge of approximately $1.2 million to reduce the carrying value of the property and equipment to zero.

2015 Interim Goodwill Impairment Considerations

As a result of negative operating result trends for the RCH reporting unit, the Company evaluated whether such operating trends indicated that it was more likely than not that the fair value of the RCH reporting unit was below its carrying amount.  Based on consideration of a number of qualitative and other factors, including the historical excess of fair value over the carrying amount of this reporting unit, as well as, consideration of the current and forecasted operating results, the Company determined that it was not currently more likely than not that the fair value of the RCH reporting unit was below its carrying amount.  In order to further corroborate this assertion, the Company estimated a preliminary range of fair values of the RCH reporting unit using the income approach (discounted cash flow method) and the market approach (EBITDA multiple) with a range of preliminary assumptions.  This analysis, including consideration of sensitivity of the key fair value assumptions, resulted in a range of estimated fair values that corroborated the Company’s conclusion that it was not more likely than not that the fair value of the RCH reporting unit was below its carrying amount. However, the estimated values of RCH from the analysis described above only exceeded the carrying value by approximately 20% to 30% as of September 26, 2015. Therefore, a continued negative trend of operating results or material changes to forecasted operating results could result in a future goodwill impairment charge.  The Company will complete its required annual assessment of goodwill of its reporting units as of the first day of the fiscal fourth quarter and when it has completed its long-range planning process.

In addition, the Company completed a review of impairment of other long-lived assets for the asset groups within RCH and a review of the estimated remaining useful lives under ASC 360-10, "Impairment and Disposal of Long-Lived Assets" ("ASC 360-10") in the third quarter of 2015. The Company did identify, based on the revised estimated future cash flows, that a reduction of approximately 20% of the remaining useful lives of the intangible assets of RCH, which principally relate to the acquisition of Reznor in fiscal 2014, was required. The impact of this change in estimated useful lives was approximately $0.3 million of additional amortization expense in the third quarter of 2015 and represents a change in the estimated annual

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

amortization of approximately $3.1 million. Based on the impairment analysis under ASC 360-10, no impairment was noted. The estimated cash flows of the asset groups exceeded the carrying value of long-lived assets by more than 100%.

Based on the Company’s review and consideration of other potential impairment indicators and the fact that the fair value of all other reporting units exceeded the carrying value of those reporting units by more than 100% based on the Company’s last assessment in the fourth quarter of 2014, the Company does not believe there is currently any significant risk of goodwill impairment at any other reporting units.

Goodwill Activity

The following table presents a summary of the activity in goodwill by reporting segment for the nine months of 2015:

	December 31, 2014 (1)	Acquisitions (2)	September 26, 2015 (1)
	(Dollar amounts in millions)
Air Quality and Home Solutions ("AQH"):
Gross goodwill	$156.8	$—	$156.8
Impairment losses	—	—	—
Net AQH goodwill	156.8	—	156.8
Security and Control Solutions ("SCS"):
Gross goodwill	80.9	4.4	85.3
Impairment losses	—	—	—
Net SCS goodwill	80.9	4.4	85.3
Ergonomic and Productivity Solutions ("ERG"):
Gross goodwill	131.4	25.5	156.9
Impairment losses	—	—	—
Net ERG goodwill	131.4	25.5	156.9
Residential and Commercial HVAC:
Gross goodwill	105.2	0.1	105.3
Impairment losses	—	—	—
Net RCH goodwill	105.2	0.1	105.3
Audio, Video and Control Solutions:
Gross goodwill	4.4	—	4.4
Impairment losses	(4.4)	—	(4.4)
Net AVC goodwill	—	—	—
Consolidated goodwill:
Gross goodwill	478.7	30.0	508.7
Impairment losses	(4.4)	—	(4.4)
Net consolidated goodwill	$474.3	$30.0	$504.3

(1)	The CAS and combined AVC reporting units did not have goodwill for any periods presented.

(2)
Acquisition adjustments recorded during the nine months of 2015 for the SCS, ERG and RCH segments relate to the acquisition of Numera, Anthro and Reznor, respectively. See Note B, “Acquisitions and Dispositions”.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

(D)	Cash Flows

The impact of changes in foreign currency exchange rates on cash was not material and has been included in "Other, net" in the accompanying unaudited condensed consolidated statement of cash flows.

Interest paid was approximately $57.2 million and $52.8 million for the nine months of 2015 and 2014, respectively. Income tax payments, net of refunds, for the nine months of 2015 and 2014 were approximately $10.4 million and $11.2 million, respectively.

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

Pursuant to the Incremental Amendment, the Company must make quarterly payments equal to 0.25% times the aggregate original principal amount of the Incremental Term Loan. Unpaid principal amounts of approximately $251.1 million are due on the maturity date, October 30, 2020. The Incremental Term Loan bears interest, at the Company's option, at a Base Rate or a Eurodollar Rate (both as defined in the Term Loan Facility Agreement), plus an applicable margin. The interest rate related to the Incremental Term Loan was approximately 3.5% at September 26, 2015.

The Company incurred fees and expenses of approximately $2.7 million, of which approximately $2.5 million has been included in deferred financing costs and are being recognized in accordance with the effective interest rate method. The redemption of the 10% Notes resulted in a pre-tax loss of approximately $14.8 million during the second quarter of 2015.

Second Quarter 2014 Debt Transactions

In connection with the acquisition of Reznor, on April 30, 2014, the Company entered into the Term Loan Facility for $350.0 million. The net proceeds from the Term Loan Facility were used to acquire Reznor and to repay all of the outstanding secured debt under the Company's previously existing senior secured term loan due 2017, which had an aggregate principal amount outstanding of approximately $93.0 million upon repayment. The Company incurred fees and expenses of approximately $6.3 million, of which approximately $4.6 million has been included in deferred financing costs and are being recognized in accordance with the effective interest rate method. The redemption of the previously existing senior secured term loan facility resulted in a pre-tax loss of approximately $2.3 million for 2014, of which approximately $0.5 million was recorded in the third quarter of 2014.

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

As of September 26, 2015, the Company had approximately $50.0 million in outstanding borrowings and approximately $11.9 million in outstanding letters of credit under the ABL Facility. Based on the August 2015 borrowing base calculations, at September 26, 2015, the Company had excess availability of approximately $238.1 million and approximately $208.1 million of excess availability before triggering the cash deposit requirements under the ABL Facility.

As of October 29, 2015, the Company had approximately $97.0 million in outstanding borrowings and approximately $11.9 million in outstanding letters of credit under the ABL Facility. Based on the September 2015 borrowing base calculations,

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

at October 29, 2015, the Company had excess availability of approximately $191.1 million and approximately $161.1 million of excess availability before triggering the cash deposit requirements under the ABL Facility.

Debt Covenant Compliance

The indentures and other agreements governing the Company's indebtedness and the indebtedness of its subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict, among other things, the Company's ability and the ability of its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions (all as defined in the indentures and other agreements). As of September 26, 2015, the Company had the capacity to make certain payments, including dividends, of approximately $109.8 million.

As of September 26, 2015, the Company was in compliance with all covenants under the indenture that governs the 8.5% Notes and the credit agreements that govern the ABL Facility and the Term Loan Facility. Additionally, the Company anticipates compliance with all covenants under the indenture that governs the 8.5% Notes and the credit agreements that govern the ABL Facility and the Term Loan Facility for the foreseeable future.

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

Manufacturing Rationalization and Relocation Initiatives

The Company's Board of Directors approved several initiatives relating to the transfer of product manufacturing and the consolidation of certain manufacturing facilities within the RCH and CAS segments (collectively, the "Manufacturing Rationalization & Relocation Initiatives").

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

Cash expenditures began in the second quarter of 2013 and are expected to continue through fiscal year 2015. In connection with the Manufacturing Rationalization & Relocation Initiatives, the Company has incurred cumulative costs of approximately $17.8 million (of which approximately $16.2 million and $1.6 million were recorded in the RCH and CAS segments, respectively).

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

The following table sets forth the changes to the liability for the Manufacturing Rationalization & Relocation Initiatives during the nine months of 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$5.2	$—	$5.2
Provision (1)	(0.1)	2.6	2.5
Payments	(4.8)	(2.6)	(7.4)
Balance, September 26, 2015	$0.3	$—	$0.3

(1)	Approximately $2.1 million and $0.4 million of costs were recorded in the RCH and CAS segments, respectively, during the nine months of 2015.

Warehousing and Distribution Consolidation

In connection with the Company's efforts to optimize supply chain performance, the Company's Board of Directors approved entry into a five-year agreement with a third party logistics service provider to outsource certain warehousing and distribution activities in the Company's North American operating segments and facilitate the consolidation of North American warehousing distribution centers (the "Warehousing & Distribution Consolidation"). See below for a discussion of the current status of this agreement.

Cumulative costs incurred in connection with the Warehousing & Distribution Consolidation include severance and other costs of approximately $2.7 million, of which approximately $1.7 million, $0.6 million, and $0.4 million were recorded in the SCS, ERG, and combined AVC segments, respectively.

The following table sets forth the changes to the liability for the Warehousing and Distribution Consolidation during the nine months of 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$—	$0.5	$0.5
Provision (1)	—	(0.3)	(0.3)
Payments	—	(0.2)	(0.2)
Balance, September 26, 2015	$—	$—	$—

(1)	All activity during the nine months of 2015 was recorded in the SCS segment.

In October 2015, it was determined that the Company would assume control of certain U.S. dedicated distribution centers that had been operated by a third party logistics service provider since 2013. Refer to Note G, "Commitments and Contingencies - Assumption of Distribution Centers", for further detail surrounding this transaction.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

Subsidiary Combinations

The Company has combined, or is in the process of combining, the operations of certain subsidiaries in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth ("Subsidiary Combinations").  On July 28, 2015, the Company’s Board of Directors approved a restructuring plan designed to merge the operations of Gefen into Core Brands, including the exit from certain product lines, which commenced during the third quarter of 2015 (the "additional subsidiary combination"). During the third quarter of 2015, the Company recorded approximately $6.5 million of inventory charges, including expected purchase order cancellations, and approximately $0.8 million of severance and other charges associated with this additional subsidiary combination.

The Company currently expects the estimated total costs related to one time termination benefits and other costs associated with Subsidiary Combinations, including the restructuring of Gefen into Core Brands, to be approximately $26.2 million to $27.2 million. Total expected costs by segment are as follows:

	Low	High
	(Dollar amounts in millions)
SCS	$0.9	$0.9
RCH	1.3	1.3
AVC	24.0	25.0
	$26.2	$27.2

In connection with Subsidiary Combinations, including the additional subsidiary combination, the Company has incurred cumulative costs of approximately $25.2 million, of which approximately $0.9 million, $1.3 million and $23.0 million was recorded in the SCS, RCH, and combined AVC segments, respectively. These costs consist of one time termination benefits of approximately $5.4 million, approximately $10.0 million in costs to reduce inventory values for certain products to their expected net realizable amount, and facility exit and other costs of approximately $9.8 million.

The following table sets forth the changes to the liability for Subsidiary Combinations during the nine months of 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$0.7	$1.0	$1.7
Provision (1) (2)	0.4	0.6	1.0
Payments	(0.6)	(0.9)	(1.5)
Other	—	(0.2)	(0.2)
Balance, September 26, 2015	$0.5	$0.5	$1.0

(1)	All costs during the nine months of 2015 were recorded in the AVC segments.

(2)	Excludes approximately $6.5 million of inventory charges, including expected purchase order cancellations, recorded during the third quarter of 2015 as noted previously.

In the event the Company elects to further consolidate subsidiaries, the Company may incur additional costs related to severance and other costs.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

Best Restructuring

In 2011, management approved a plan to reduce costs and improve production efficiencies at Best, one of the Company's AQH subsidiaries, including transferring certain operations from Italy to Poland (the "Best Restructuring"). In the third quarter of 2015, management approved further restructuring costs for this business (the "additional restructuring actions"). Approximately $2.5 million of severance costs was recorded in the third quarter of 2015 in connection with the additional restructuring actions. The total expected costs related to contractual termination benefits and other costs associated with the Best Restructuring, including the additional restructuring actions, are estimated to be approximately $21.0 million. In connection with the Best Restructuring, including the additional restructuring actions, the Company has incurred cumulative costs of approximately $20.5 million, consisting of contractual termination benefits of approximately $20.1 million and other costs of approximately $0.4 million. As the Company continues to evaluate Best, it is possible that the Company will take future restructuring actions and additional expenses may be incurred.

The following table sets forth the changes to the liability for the Best Restructuring during the nine months of 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$0.4	$—	$0.4
Provision	2.9	—	2.9
Payments	(0.7)	—	(0.7)
Balance, September 26, 2015	$2.6	$—	$2.6

CAS Segment Consolidation

On May 4, 2015, the Company’s Board of Directors approved a restructuring plan designed to consolidate production activities in its North American and European operations in the CAS segment, and exit from certain product lines which have been determined to have limited strategic importance or to be competitively disadvantaged. The plan anticipates that the production facilities at two North American locations will be discontinued, with the product lines from those facilities transferred to other North American locations, or discontinued. Furthermore, the CAS segment's manufacturing operations in Mexico will be substantially reduced and the operation of the manufacturing facility is in the process of being transferred to the Company's RCH segment to be used in that segment's production activities. It is expected that the restructuring plan, which commenced in the second quarter of 2015, will be in process through the second quarter of 2016. Total initial expected exit costs to be incurred in connection with the plan were expected to be in the range of approximately $10.0 million to $15.0 million; however, during the third quarter of 2015, based upon certain operating decisions made during the third quarter, there was a change in estimate of the expected exit costs, principally due to a reduction in the estimated recoverability of certain inventory, resulting in a revised range of approximately $12.0 million to $17.0 million. Approximately $2.8 million and $7.6 million was recorded in the third quarter and nine months of 2015, respectively, comprised principally of employee separation, facility abandonment, and inventory write-offs during the consolidation period.

The following table sets forth the changes to the liability for the CAS Segment Consolidation during the nine months of 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$—	$—	$—
Provision (1)	2.7	1.0	3.7
Payments	(1.2)	(1.0)	(2.2)
Other	(0.1)	0.2	0.1
Balance, September 26, 2015	$1.4	$0.2	$1.6

(1)	Excludes approximately $3.9 million of inventory charges recorded during the nine months of 2015.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

Other Restructuring Activities

As noted previously, the Company has transferred the management of its UK commercial HVAC subsidiary from the CAS segment to the RCH segment. As part of this transfer, the Company's Board of Directors approved a restructuring plan related to the UK commercial HVAC subsidiary including a reduction of headcount, the closure of one facility, and the transfer of certain operations to other facilities within the RCH segment. Costs to be incurred in connection with this plan are expected to be in the range of approximately $5.0 million to $6.0 million, comprised principally of employee separation and lease obligations. The Company has recorded severance and other costs in the nine months of 2015 of approximately $2.8 million, consisting of severance of approximately $1.8 million and other costs of approximately $1.0 million related to these activities.

During the nine months of 2015, the Company also recorded inventory write-offs of approximately $0.9 million related to the discontinuation of a certain legacy product line at an AVC entity.

The following table sets forth the changes to the liability for other restructuring activities during the nine months of 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$—	$—	$—
Provision (1) (2)	1.8	0.8	2.6
Payments	(1.3)	(0.5)	(1.8)
Balance, September 26, 2015	$0.5	$0.3	$0.8

(1)	Approximately $2.8 million and $0.9 million of costs were recorded in the RCH and AVC segments, respectively, during the nine months of 2015.

(2)	Excludes approximately $1.1 million of inventory charges recorded during the nine months of 2015.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

Summary of Exit and Disposal Activities

The following table outlines amounts recorded within the unaudited condensed consolidated statement of operations associated with the Company's exit and disposal activities for the third quarter of 2015 and 2014:

	For the third quarter of 2015			For the third quarter of 2014
	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation Initiatives	$—	$0.1	$0.1	$—	$1.1	$1.1
Subsidiary Combinations	0.8	6.5	7.3	2.1	0.3	2.4
CAS Segment Consolidation	0.2	2.6	2.8	—	—	—
Best Restructuring	0.6	1.9	2.5	—	—	—
Other restructuring activities	0.1	0.1	0.2	—	—	—
Total	$1.7	$11.2	$12.9	$2.1	$1.4	$3.5

The following table outlines amounts recorded within the unaudited condensed consolidated statement of operations associated with the Company's exit and disposal activities for the nine months of 2015 and 2014:

	For the nine months of 2015			For the nine months of 2014
	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation Initiatives	$0.1	$2.4	$2.5	$—	$3.8	$3.8
Warehousing & Distribution Consolidation	—	(0.3)	(0.3)	0.3	0.6	0.9
Subsidiary Combinations	1.0	6.5	7.5	2.6	0.6	3.2
CAS Segment Consolidation	0.7	6.9	7.6	—	—	—
Best Restructuring	0.6	2.3	2.9	—	—	—
Other restructuring activities	0.5	3.2	3.7	—	—	—
Total	$2.9	$21.0	$23.9	$2.9	$5.0	$7.9

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

(G)	Commitments and Contingencies

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

Indemnifications

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries, including certain pension and environmental liabilities.  The Company has recorded liabilities in relation to these indemnifications in the accompanying unaudited condensed consolidated balance sheet as follows:

	September 26, 2015	December 31, 2014
	(Dollar amounts in millions)

Accrued expenses	$2.5	$2.5
Other long-term liabilities	1.6	2.4
	$4.1	$4.9

Undiscounted future payments	$4.0	$5.1

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

Changes in the Company’s combined short-term and long-term warranty liabilities during the third quarter and nine months of 2015 and 2014 are as follows:

	Third Quarter of		Nine Months of
	2015	2014	2015	2014
	(Dollar amounts in millions)
Balance, beginning of period	$53.2	$57.7	$54.8	$56.8
Warranties provided during period	5.4	4.6	17.0	19.9
Settlements made during period	(6.4)	(6.9)	(19.2)	(22.5)
Other changes in liability estimate, including expirations and acquisitions	(0.5)	(0.3)	(0.9)	0.9
Balance, end of period	$51.7	$55.1	$51.7	$55.1

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

Assumption of Distribution Centers

In October 2015, it was determined that effective December 31, 2015, the Company would assume control of certain U.S. dedicated distribution centers that had been operated by a third party logistics provider since 2013. As a result, on the effective date, the Company will assume the operating lease arrangements for these distribution centers, as well as purchase, at fair value, certain machinery and equipment utilized in the operation of these distribution centers that is currently owned and operated by the third party. The purchase price for the machinery and equipment will be finalized prior to the effective date and is expected to be between $5.0 million and $7.0 million.

The operating leases that the Company will assume have initial remaining lease terms of approximately 1 to 3 years and contain renewal options ranging from an additional 3 to 15 years. Rental payments during the renewal terms are based on market rates at the date of renewal and therefore do not represent bargain renewal options. The operating lease arrangements contain escalating rental payments that will result in the rental expense being straight-lined over the remaining initial lease terms in accordance with ASC 840, “Leases”, and also contain obligations to pay insurance and taxes. There are no significant restoration or other obligations under the lease arrangements that would represent material asset retirement obligations. The future minimum lease payments for these operating leases is as follows:

Year Ended December 31,	Future Minimum Rental Obligations
(Dollar amounts in millions)
2016	$4.3
2017	5.9
2018	3.3

In connection with the assumption of the control of these distribution centers, the Company anticipates hiring approximately 200 employees who currently work at those centers for the third party.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

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

Based on information known at this time, the Company currently believes that the amount of the questionable expenses and payments is not material with respect to the Company’s financial condition or results of operations. However, at this time, the Company is unable to predict what, if any, action may be taken by the DOJ or SEC or any penalties or remedial measures these agencies may seek, but intends to cooperate with both agencies. Any determination that the Company's operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, and equitable remedies, including disgorgement or injunctive relief. The Company cannot reasonably estimate the potential liability, if any, related to these matters resulting from any proceedings that may be commenced by the SEC, the DOJ or any other governmental authorities. Accordingly, no provision with respect to such matters has been recorded in the accompanying consolidated financial statements. For the third quarter and nine months of 2015, approximately $0.4 million and $1.8 million, respectively, was recorded for legal and other professional services incurred related to the internal investigation of this matter. The Company expects to incur additional costs relating to the investigation of this matter throughout 2015.

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

The provision for income taxes for the third quarter of 2015 and 2014 was approximately $5.3 million and $1.0 million, respectively. The benefit from income taxes for the nine months of 2015 and 2014 was approximately $3.0 million and $16.3 million, respectively. The effective income tax rate of a benefit of approximately 8.9% for the nine months of 2015 differs from the United States federal statutory rate of 35% principally as a result of the impact of losses in certain jurisdictions that cannot be benefited and non-deductible expenses. The effective income tax rate of a benefit of approximately 24.5% for the nine months of 2014 differs from the United States federal statutory rate of 35% principally as a result of non-deductible goodwill impairment, U.S. tax on unremitted earnings, losses in certain jurisdictions that cannot be benefited, and uncertain tax positions, partially offset by the impact of foreign rates.

The Company has recorded approximately $0.5 million of realized tax benefits related to deductions for share-based compensation in excess of the corresponding book expense to additional paid in capital in the nine months of 2015. At September 26, 2015, the Company has approximately $4.8 million of remaining tax benefits related to the excess of tax deductible stock compensation expense over the related book expense. This amount will be recognized as a credit to additional paid in capital when the benefits are realized on a tax return.  The Company accounts for excess share-based compensation deductions on the basis that these are the last tax benefits that are utilized.

As of January 1, 2015, the Company had a liability of approximately $18.3 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  As a result of additional provisions during the nine months of 2015, the liability for uncertain tax positions increased to approximately $19.5 million at September 26, 2015. The liability for

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

uncertain tax positions is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet. The corresponding amount of gross uncertain tax benefits was approximately $25.4 million and $24.2 million at September 26, 2015 and December 31, 2014, respectively. The difference between the total unrecognized tax benefits and the amount of the liability for unrecognized tax benefits represents unrecognized tax benefits that have been netted against deferred tax assets in accordance with ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.

As of September 26, 2015 and December 31, 2014, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was approximately $12.2 million and $11.3 million, respectively. The difference between the total amount of uncertain tax positions and the amount that would affect the effective tax rate represents the federal tax effect of state tax items, and items that offset temporary differences.

As of September 26, 2015, the Company had approximately $0.9 million in unrecognized benefits relating to various tax issues, for which the statute of limitations is expected to expire in the fourth quarter of 2015.

As of September 26, 2015 and December 31, 2014, the total amount of accrued interest and penalties related to uncertain tax positions was approximately $4.6 million and $4.1 million, respectively.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

Segment Operating Results

Unaudited net sales, operating earnings and (loss) earnings before provision (benefit) for income taxes for the Company’s reporting segments for the third quarter and nine months of 2015 and 2014 were as follows:

	Third Quarter of		Nine Months of
	2015	2014	2015	2014
	(Dollar amounts in millions)
Net sales:
AQH	$147.3	$146.5	$437.4	$438.8
SCS	94.1	104.2	335.7	351.0
ERG	96.0	83.9	252.6	214.8
RCH	147.2	164.0	450.4	445.2
CAS	103.8	96.7	320.4	339.0
AVC	30.1	47.6	98.6	120.5
Consolidated net sales	$618.5	$642.9	$1,895.1	$1,909.3

Operating earnings (loss):
AQH	$14.1	$18.5	$46.9	$45.4
SCS	7.1	12.8	30.2	35.9
ERG	19.1	15.2	42.5	34.3
RCH	(4.2)	7.8	(12.0)	19.5
CAS	4.6	1.0	8.6	27.7
AVC (1)	(13.2)	(6.3)	(19.7)	(19.1)
Subtotal	27.5	49.0	96.5	143.7
Impairment of long-lived assets and goodwill	—	—	(1.2)	(80.4)
Unallocated, net	(12.6)	(15.6)	(38.0)	(49.5)
Consolidated operating earnings	14.9	33.4	57.3	13.8
Net interest expense	(24.0)	(27.3)	(76.1)	(78.0)
Loss from debt retirement	—	(0.5)	(14.8)	(2.3)
(Loss) earnings before provision (benefit) for income taxes	$(9.1)	$5.6	$(33.6)	$(66.5)

(1)	For the third quarter and nine months of 2015, includes the loss on sale of assets of TV One of approximately $2.9 million.

Intersegment sales between the SCS segment and the combined AVC segments totaled approximately $3.6 million and $3.7 million for the third quarter of 2015 and 2014, respectively, and totaled approximately $9.7 million and $11.9 million for the nine months of 2015 and 2014, respectively.

See Note F, “Exit and Disposal Activities” and Note G, "Commitments and Contingencies", with respect to certain other items affecting segment earnings (loss).

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

Segment Assets

Segment assets at September 26, 2015 and December 31, 2014 for the Company’s reporting segments are presented in the table that follows:

	September 26, 2015	December 31, 2014
	(Dollar amounts in millions)
Segment Assets:
AQH	$585.8	$585.7
SCS	370.1	339.6
ERG	421.6	365.0
RCH	533.1	549.6
CAS	155.3	179.3
AVC	50.1	63.2
	2,116.0	2,082.4
Unallocated:
Cash and cash equivalents, including current restricted cash	28.0	59.0
Deferred tax assets	43.7	28.1
Other assets, including long-term restricted investments	39.0	39.6
Consolidated assets	$2,226.7	$2,209.1

Concentrations of Risk

No single customer accounted for 10% or more of consolidated net sales for the third quarter and nine months of 2015 and 2014 or accounts receivable at September 26, 2015 and December 31, 2014.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

(J)	Equity Activity

Restricted Stock

During the nine months of 2015, 67,937 shares of restricted stock were granted and 64,042 shares of restricted stock were forfeited. Additionally, during the nine months of 2015, 61,829 shares of restricted stock vested, of which 17,437 shares of common stock were delivered to the Company as payment in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Stock Options

During the nine months of 2015, 49,204 stock options were exercised for common stock, of which 26,056 shares of common stock were delivered to the Company as payment in lieu of cash for stock options exercised and related minimum tax withholding obligations.

Share-based Compensation

During the third quarter of 2015, the Company concluded that certain of its performance-based restricted stock awards were no longer probable of vesting due to a review of financial performance through the third quarter of 2015 and an updated financial outlook.  As a result of these awards no longer being probable of vesting, the Company reversed in the third quarter of 2015 approximately $1.7 million of share-based compensation expense recognized in prior periods.  At September 26, 2015, the Company had 183,570 shares of non-vested restricted stock subject to performance-based vesting conditions outstanding, all of which were not probable of vesting, and had approximately $12.6 million of unrecognized stock-based compensation expense.  If and when any additional portion of these awards are deemed probable to vest, the Company will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate.

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

The balances of each component, net of tax attributes, within accumulated other comprehensive loss for the third quarter and nine months of 2015 are as follows:

	Third quarter of 2015			Nine months of 2015
	Foreign Currency Translation	Pension Liability Adjustment	Total Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation	Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(Dollar amounts in millions)

Balance, beginning of period	$(12.6)	$(26.5)	$(39.1)	$(8.8)	$(26.9)	$(35.7)
Other comprehensive (loss) income before reclassifications	(4.0)	(0.1)	(4.1)	(7.8)	(0.4)	(8.2)
Amounts reclassified from AOCI to SG&A (1)	—	0.4	0.4	—	1.1	1.1
Net current-period other comprehensive (loss) income	(4.0)	0.3	(3.7)	(7.8)	0.7	(7.1)

Balance, end of period	$(16.6)	$(26.2)	$(42.8)	$(16.6)	$(26.2)	$(42.8)

(1)	For additional information, see Note L, "Pension, Profit Sharing & Other Post-Retirement Benefits".

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

(K)	(Loss) Earnings per Share

Basic (loss) earnings per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliations between basic and diluted (loss) earnings per share for the third quarter and nine months of 2015 and 2014 are as follows:

	Third Quarter of		Nine Months of
	2015	2014	2015	2014
	(Dollar amounts in millions, except per share data)

Net (loss) earnings	$(14.4)	$4.6	$(30.6)	$(50.2)

Weighted average common shares outstanding	15,953,891	15,671,819	15,939,145	15,576,327
Dilutive effect of common share equivalents	—	428,098	—	—
Dilutive shares outstanding	15,953,891	16,099,917	15,939,145	15,576,327

Basic (loss) earnings per share	$(0.90)	$0.29	$(1.92)	$(3.22)

Diluted (loss) earnings per share	$(0.90)	$0.29	$(1.92)	$(3.22)

The effect of certain potential common share equivalents, as outlined below, were excluded from the computation of diluted shares outstanding for the third quarter and nine months of 2015 and 2014 as their inclusion would have been anti-dilutive. Restricted stock awards which vest based upon achievement of performance targets are excluded from the diluted shares outstanding unless the performance targets had been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.

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

A summary of the weighted average anti-dilutive shares excluded from the third quarter and nine months of 2015 and 2014 is as follows:

	Third Quarter of		Nine Months of
	2015	2014	2015	2014
Warrants (1)	—	—	—	576,615
Restricted stock	311,178	281,018	325,040	411,378
Stock options	594,914	139,699	583,953	619,676
Total	906,092	420,717	908,993	1,607,669

(1)	All warrants were either exercised or expired prior to December 31, 2014.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

(L)	Pension, Profit Sharing & Other Post-Retirement Benefits

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing, and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension, profit sharing and other post-retirement health benefit expense charged to operations aggregated approximately $2.6 million and $2.4 million for the third quarter of 2015 and 2014, respectively, and aggregated approximately $8.5 million and $7.9 million for the nine months of 2015 and 2014, respectively.

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At September 26, 2015, the Company estimated that approximately $6.0 million would be contributed to the Company's defined benefit pension plans in 2015, of which approximately $4.7 million was contributed through the nine months of 2015. At December 31, 2014, the Company estimated that approximately $7.9 million would be contributed to the Company's defined benefit pension plans in 2015. This change in estimated contributions was the result of a change in actuarial assumptions surrounding the minimum contribution calculation.

The Company’s net periodic benefit cost for its defined benefit plans for the third quarter and nine months of 2015 and 2014 consists of the following components:

	Third Quarter of		Nine Months of
	2015	2014	2015	2014
	(Dollar amounts in millions)
Service cost	$0.2	$0.1	$0.7	$0.4
Interest cost	1.7	2.0	4.9	5.8
Expected return on plan assets	(1.9)	(2.0)	(5.5)	(5.8)
Net amortization of actuarial loss	0.4	—	1.1	—
Net periodic benefit cost	$0.4	$0.1	$1.2	$0.4

There were no periodic benefit costs for the Company's post-retirement health benefit plan for the third quarter or nine months of 2015 or 2014.

(M)	Derivatives and Fair Value

The Company manufactures, markets and sells its products globally. For each of the third quarter and nine months of 2015, approximately15.4% of the Company’s sales were generated outside the United States in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

Accordingly, the Company’s earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, the Company’s reporting currency. During the third quarter of 2015, the Company enhanced its program to mitigate exposure to changes in foreign currency exchange rates. The enhancement to the program included the use of foreign currency forward contracts, which were entered into during the third quarter of 2015, to minimize, for a period of time, the impact on its financial results from changes in foreign exchange rates, primarily the British Pound Sterling, Canadian Dollar and the Chinese Yuan Renminbi. During the third quarter of 2015, the Company also entered into certain foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Mexican Peso. This does not eliminate the impact of the volatility of foreign exchange rates.

Non-Designated Foreign Currency Contracts

All of the Company’s foreign currency hedge contracts to date have been non-designated contracts. The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. During the third quarter of 2015, the Company commenced using currency forward contracts as part of its strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, which are generally one month. They are not designated as cash flow or fair value hedges under ASC 815, “Derivatives and Hedging” (“ASC 815”). These forward contracts are marked-to-market with changes in fair value recorded in the condensed consolidated statement of operations. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding with a notional amount of

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

approximately $18.0 million as of September 26, 2015. During the third quarter of 2015, the Company recorded approximately $0.1 million of unrealized losses related to contracts outstanding as of September 26, 2015. During the third quarter of 2015, the Company settled non-designated foreign currency hedge contracts with a notional amount totaling approximately $15.9 million resulting in a realized loss upon settlement of approximately $0.3 million. As the losses related to non-designated foreign currency hedge contracts are not material, they have been reflected in other expense, which is a component of SG&A within the Company’s condensed consolidated statement of operations. The losses related to the non-designated foreign currency hedge contracts are included within operating activities in the condensed consolidated statement of cash flows.

ASC 815 requires all derivative instruments to be recognized at their fair value as either assets or liabilities on the balance sheet. The Company has determined the fair value of its derivative instruments using the framework prescribed by ASC 820, “Fair Value Measurements and Disclosures” ("ASC 820"), by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account currency exchange rates, the creditworthiness of the counterparty for assets, and the Company’s creditworthiness for liabilities. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets. As of September 26, 2015, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 820, as discussed further below, because these observable inputs are available for substantially the full term of its derivative instruments. Neither the total derivative assets nor the total derivative liabilities were material as of September 26, 2015.

Other Fair Value Measurements and Disclosures

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements.

ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The categorization of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The levels of the fair value hierarchy are described below:

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

On a recurring basis, the Company measures certain financial assets and financial liabilities at fair value, including its restricted investments, foreign currency hedge contracts, and contingent consideration. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company bases fair value upon quoted market prices, where available. Where quoted market prices or other observable inputs are not available, the Company applies valuation techniques to estimate fair value.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following at September 26, 2015:

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollar amounts in millions)
Assets:
Restricted Investments	$1.2	$—	$—	$1.2

Liabilities
Contingent Consideration	$—	$—	$3.7	$3.7

Restricted Investments (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at September 26, 2015 or December 31, 2014.

Contingent Consideration (Level 3) -- Contingent consideration liabilities are measured at fair value using projected revenue, discount rates, probabilities of payment and projected payment dates. This Level 3 fair value measurement was performed using a probability-weighted discounted cash flow over a ten year period. Increases or decreases in the fair value of the Company's contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or likelihood of earning revenue. Projected revenue is based on the Company's most recent internal operational budgets.  From the date of acquisition through September 26, 2015, the only fair value adjustment related to contingent consideration was a result of the accretion of the time value of money and was immaterial. From the date of acquisition through September 26, 2015, there were no changes related to the underlying valuation assumptions.  Refer to Note B, "Acquisitions and Dispositions" for further discussions regarding contingent consideration.

Measured on a Non-Recurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, intangible assets and goodwill.

During the nine months of 2015, the Company committed to a plan to sell one of its RCH segment’s warehouse properties and engaged a third party broker to assist the Company in actively marketing this asset and identifying a buyer. Based on the Company’s evaluation of the assets held for sale criteria under ASC 360-10, the Company concluded all of the criteria were met and that the asset that is expected to be sold should be classified as held for sale as of September 26, 2015.  The assets held for sale relate to separately identifiable building and land owned by a subsidiary within the RCH reporting unit.  The Company determined that the fair value, which was determined based on Level 3 inputs based on estimated selling price, less cost to sell, was approximately $2.7 million and, as a result, the Company recorded a charge to SG&A of approximately $0.4 million during the nine months of 2015 to reduce the carrying value to fair value less cost to sell.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the unaudited condensed consolidated balance sheets at September 26, 2015 and December 31, 2014 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value (Level 1) because of their short-term nature.

Long-Term Debt -- At September 26, 2015, the fair value of the Company's long-term indebtedness was approximately $45.9 million higher than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before approximately $3.7 million of unamortized debt premium and approximately $5.2 million of unamortized debt discount. At December 31, 2014, the fair value of the Company’s long-term indebtedness was approximately $68.6 million higher than the amount on the Company's consolidated balance sheet, before approximately $4.8 million of unamortized debt premium and approximately $1.9 million of unamortized debt discount.  The Company determined the fair market value of its 10% Notes and 8.5% Notes using available market quotes (Level 1). For the Company's remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and the Term Loan Facility), the Company believes that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and the Company's estimated credit risk.

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

Consolidating balance sheets related to Nortek, the Guarantors and non-Guarantor subsidiaries as of September 26, 2015 and December 31, 2014, the related consolidating statements of operations and comprehensive income (loss) for the third quarter and nine months of 2015 and 2014, and the related cash flows for the nine months of 2015 and 2014 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

Condensed Consolidating Balance Sheet as of September 26, 2015

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$4.5	$1.6	$21.7	$—	$27.8
Restricted cash	0.1	0.1	—	—	0.2
Accounts receivable, less allowances	—	286.3	61.3	—	347.6
Intercompany receivables	0.7	—	97.5	(98.2)	—
Inventories, net	—	309.0	83.5	(6.9)	385.6
Prepaid expenses	3.0	11.5	6.7	—	21.2
Other current assets	1.2	10.3	9.7	—	21.2
Deferred tax assets	17.1	27.1	—	(0.5)	43.7
Total current assets	26.6	645.9	280.4	(105.6)	847.3

Property and Equipment, at Cost:
Total property and equipment, net	11.4	156.9	53.9	—	222.2

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,445.1	357.9	—	(1,803.0)	—
Goodwill	—	464.3	40.0	—	504.3
Intangible assets, less accumulated amortization	—	582.1	51.5	(9.0)	624.6
Deferred tax asset	14.2	—	—	(14.2)	—
Other assets	16.1	11.4	0.8	—	28.3
Total other long-term assets	1,475.4	1,415.7	92.3	(1,826.2)	1,157.2
Total Assets	$1,513.4	$2,218.5	$426.6	$(1,931.8)	$2,226.7

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Short term bank obligations	$—	$—	$0.5	$—	$0.5
Current maturities of long-term debt	6.1	1.2	—	—	7.3
Accounts payable	4.7	134.7	132.3	—	271.7
Accrued expenses, taxes, and deferred revenue	53.6	143.7	42.8	—	240.1
Current deferred taxes	—	—	0.5	(0.5)	—
Intercompany payables	—	98.2	—	(98.2)	—
Total current liabilities	64.4	377.8	176.1	(98.7)	519.6

Other Liabilities:
Deferred income taxes	—	125.3	14.5	(16.9)	122.9
Other long-term liabilities	53.2	104.3	24.3	—	181.8
Long-term intercompany payables	—	—	102.6	(102.6)	—
	53.2	229.6	141.4	(119.5)	304.7

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,389.0	4.8	1.8	—	1,395.6

Stockholders' investment (deficit)	6.8	1,606.3	107.3	(1,713.6)	6.8
Total Liabilities and Stockholders' Investment (Deficit)	$1,513.4	$2,218.5	$426.6	$(1,931.8)	$2,226.7

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

Condensed Consolidating Balance Sheet as of December 31, 2014

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$17.5	$5.1	$35.8	$—	$58.4
Restricted cash	0.2	0.4	—	—	0.6
Accounts receivable, less allowances	—	257.3	67.6	—	324.9
Intercompany receivables	3.2	—	80.8	(84.0)	—
Inventories, net	—	303.5	78.2	(7.4)	374.3
Prepaid expenses	2.5	10.5	5.4	—	18.4
Other current assets	—	7.2	10.9	—	18.1
Deferred tax assets	4.1	25.1	—	(1.1)	28.1
Total current assets	27.5	609.1	278.7	(92.5)	822.8

Property and Equipment, at Cost:
Total property and equipment, net	11.9	163.0	63.1	—	238.0

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,376.2	415.9	—	(1,792.1)	—
Goodwill	—	434.4	39.9	—	474.3
Intangible assets, less accumulated amortization	—	596.5	55.7	(9.6)	642.6
Deferred tax asset	13.9	—	—	(13.9)	—
Other assets	19.1	11.4	0.9	—	31.4
Total other long-term assets	1,409.2	1,458.2	96.5	(1,815.6)	1,148.3
Total Assets	$1,448.6	$2,230.3	$438.3	$(1,908.1)	$2,209.1

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Short term bank obligations	$—	$—	$0.6	$—	$0.6
Current maturities of long-term debt	3.8	2.5	—	—	6.3
Accounts payable	2.4	157.0	129.4	—	288.8
Accrued expenses, taxes, and deferred revenue	32.7	145.7	44.0	—	222.4
Current deferred taxes	—	—	1.1	(1.1)	—
Intercompany payables	—	84.0	—	(84.0)	—
Total current liabilities	38.9	389.2	175.1	(85.1)	518.1

Other Liabilities:
Deferred income taxes	—	126.4	13.8	(16.7)	123.5
Other long-term liabilities	34.6	125.1	26.2	—	185.9
Long-term intercompany payables	—	—	119.6	(119.6)	—
	34.6	251.5	159.6	(136.3)	309.4

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,332.9	6.5	—	—	1,339.4

Stockholders' investment (deficit)	42.2	1,583.1	103.6	(1,686.7)	42.2
Total Liabilities and Stockholders' Investment (Deficit)	$1,448.6	$2,230.3	$438.3	$(1,908.1)	$2,209.1

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the third quarter ended September 26, 2015

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$530.7	$191.9	$(104.1)	$618.5
Cost of products sold	—	380.3	167.0	(104.8)	442.5
Gross profit	—	150.4	24.9	0.7	176.0
Selling, general and administrative expense, net	12.8	109.7	18.6	—	141.1
Loss on sale of assets	—	—	2.9	—	2.9
Amortization of intangible assets	—	15.6	1.7	(0.2)	17.1
Operating (loss) earnings	(12.8)	25.1	1.7	0.9	14.9
Net interest expense	(22.9)	(1.0)	(0.1)	—	(24.0)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(35.7)	24.1	1.6	0.9	(9.1)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	26.6	(14.3)	(0.1)	(12.2)	—
(Loss) earnings before provision (benefit) for income taxes	(9.1)	9.8	1.5	(11.3)	(9.1)
Provision (benefit) for income taxes	5.3	(4.6)	(3.0)	7.6	5.3
Net (loss) earnings	$(14.4)	$14.4	$4.5	$(18.9)	$(14.4)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(4.0)	—	(3.9)	3.9	(4.0)
Total pension liability adjustments, net of tax	0.3	—	0.1	(0.1)	0.3
Other comprehensive (loss) income	(3.7)	—	(3.8)	3.8	(3.7)

Comprehensive (loss) income	$(18.1)	$14.4	$0.7	$(15.1)	$(18.1)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the nine months ended September 26, 2015

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$1,625.5	$605.4	$(335.8)	$1,895.1
Cost of products sold	—	1,173.9	516.6	(336.3)	1,354.2
Gross profit	—	451.6	88.8	0.5	540.9
Selling, general and administrative expense, net	38.2	324.2	68.1	—	430.5
Loss on sale of assets	—	—	2.9	—	2.9
Impairment of long-lived assets and goodwill	—	0.2	1.0	—	1.2
Amortization of intangible assets	—	45.1	4.5	(0.6)	49.0
Operating (loss) earnings	(38.2)	82.1	12.3	1.1	57.3
Net interest expense	(73.2)	(2.8)	(0.1)	—	(76.1)
Loss from debt retirement	(14.8)	—	—	—	(14.8)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(126.2)	79.3	12.2	1.1	(33.6)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	92.6	(47.1)	(0.2)	(45.3)	—
(Loss) earnings before (benefit) provision for income taxes	(33.6)	32.2	12.0	(44.2)	(33.6)
(Benefit) provision for income taxes	(3.0)	4.7	2.8	(7.5)	(3.0)
Net (loss) earnings	$(30.6)	$27.5	$9.2	$(36.7)	$(30.6)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(7.8)	—	(6.8)	6.8	(7.8)
Total pension liability adjustments, net of tax	0.7	—	0.4	(0.4)	0.7
Other comprehensive (loss) income	(7.1)	—	(6.4)	6.4	(7.1)

Comprehensive (loss) income	$(37.7)	$27.5	$2.8	$(30.3)	$(37.7)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the third quarter ended September 27, 2014

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$545.3	$207.4	$(109.8)	$642.9
Cost of products sold	—	387.0	176.5	(110.6)	452.9
Gross profit	—	158.3	30.9	0.8	190.0
Selling, general and administrative expense, net	14.8	99.1	27.8	—	141.7
Amortization of intangible assets	—	13.8	1.3	(0.2)	14.9
Operating (loss) earnings	(14.8)	45.4	1.8	1.0	33.4
Net interest expense	(26.4)	(0.9)	—	—	(27.3)
Loss from debt retirement	(0.5)	—	—	—	(0.5)
(Loss) earnings before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(41.7)	44.5	1.8	1.0	5.6
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	47.3	(18.8)	(0.3)	(28.2)	—
Earnings (loss) before provision (benefit) for income taxes	5.6	25.7	1.5	(27.2)	5.6
Provision (benefit) for income taxes	1.0	8.7	2.2	(10.9)	1.0
Net earnings (loss)	$4.6	$17.0	$(0.7)	$(16.3)	$4.6
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(4.4)	—	(3.7)	3.7	(4.4)
Total pension liability adjustments, net of tax	0.6	—	0.6	(0.6)	0.6
Other comprehensive (loss) income	(3.8)	—	(3.1)	3.1	(3.8)

Comprehensive income (loss)	$0.8	$17.0	$(3.8)	$(13.2)	$0.8

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the nine months ended September 27, 2014

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$1,631.4	$640.1	$(362.2)	$1,909.3
Cost of products sold	—	1,163.8	552.5	(360.9)	1,355.4
Gross profit	—	467.6	87.6	(1.3)	553.9
Selling, general and administrative expense, net	48.5	292.1	75.4	—	416.0
Impairment of long-lived assets and goodwill	—	70.1	10.3	—	80.4
Amortization of intangible assets	—	40.9	3.4	(0.6)	43.7
Operating (loss) earnings	(48.5)	64.5	(1.5)	(0.7)	13.8
Net interest expense	(76.1)	(1.8)	(0.1)	—	(78.0)
Loss from debt retirement	(2.3)	—	—	—	(2.3)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(126.9)	62.7	(1.6)	(0.7)	(66.5)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	60.4	(58.3)	0.2	(2.3)	—
(Loss) earnings before (benefit) provision for income taxes	(66.5)	4.4	(1.4)	(3.0)	(66.5)
(Benefit) provision for income taxes	(16.3)	3.9	3.9	(7.8)	(16.3)
Net (loss) earnings	$(50.2)	$0.5	$(5.3)	$4.8	$(50.2)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(4.8)	—	(4.1)	4.1	(4.8)
Total pension liability adjustments, net of tax	0.3	—	0.3	(0.3)	0.3
Other comprehensive (loss) income	(4.5)	—	(3.8)	3.8	(4.5)

Comprehensive (loss) income	$(54.7)	$0.5	$(9.1)	$8.6	$(54.7)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

Condensed Consolidating Cash Flow Statement
For the nine months ended September 26, 2015

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(120.3)	$138.9	$2.0	$20.6
Cash Flows from investing activities:
Capital expenditures	(1.5)	(22.8)	(4.8)	(29.1)
Net cash paid for businesses acquired and dispositions	—	(63.1)	(1.6)	(64.7)
Intercompany contributions	(0.9)	—	0.9	—
Proceeds from the sale of property and equipment	—	0.1	—	0.1
Change in restricted cash and marketable securities	0.1	0.1	—	0.2
Other, net	—	(0.6)	0.2	(0.4)
Net cash used in investing activities	(2.3)	(86.3)	(5.3)	(93.9)

Cash Flows from financing activities:
Proceeds from ABL and other borrowings	337.0	—	3.7	340.7
Payment of ABL and other borrowings	(289.0)	(2.2)	(2.0)	(293.2)
Redemption of the 10% Senior Notes due 2018, including redemption premium	(262.5)	—	—	(262.5)
Net proceeds from borrowings under the senior secured term loan facility due 2020	261.8	—	—	261.8
Fees paid in connection with debt facilities	(2.7)	—	—	(2.7)
Net use from equity transactions	(1.9)	—	—	(1.9)
Excess tax benefit on share-based awards	0.5	—	—	0.5
Long-term intercompany advances and loans	66.4	(53.9)	(12.5)	—
Net cash provided by (used in) financing activities	109.6	(56.1)	(10.8)	42.7
Net change in unrestricted cash and cash equivalents	(13.0)	(3.5)	(14.1)	(30.6)
Unrestricted cash and cash equivalents at the beginning of the period	17.5	5.1	35.8	58.4
Unrestricted cash and cash equivalents at the end of the period	$4.5	$1.6	$21.7	$27.8

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

Condensed Consolidating Cash Flow Statement
For the nine months ended September 27, 2014

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(127.3)	$135.7	$9.2	$17.6
Cash Flows from investing activities:
Capital expenditures	(7.0)	(16.7)	(4.0)	(27.7)
Net cash paid for businesses acquired	(184.5)	—	(70.4)	(254.9)
Intercompany dividends	—	15.5	(15.5)	—
Intercompany contributions	(0.4)	—	0.4	—
Proceeds from the sale of property and equipment	—	1.1	0.5	1.6
Change in restricted cash and marketable securities	0.1	0.1	0.1	0.3
Other, net	—	(1.1)	(0.3)	(1.4)
Net cash used in investing activities	(191.8)	(1.1)	(89.2)	(282.1)

Cash Flows from financing activities:
Proceeds from ABL and other borrowings	140.0	—	2.4	142.4
Payment of ABL and other borrowings	(140.3)	(2.1)	(2.4)	(144.8)
Net proceeds from borrowings under the senior secured term loan facility due 2020	349.1	—	—	349.1
Redemption of the senior secured term loan facility due 2017	(93.0)	—	—	(93.0)
Fees paid in connection with debt facilities	(6.3)	—	—	(6.3)
Net use from equity transactions	(4.0)	—	—	(4.0)
Excess tax benefit on share-based awards	6.4	—	—	6.4
Long-term intercompany advances and loans	65.3	(134.4)	69.1	—
Net cash provided by (used in) financing activities	317.2	(136.5)	69.1	249.8
Net change in unrestricted cash and cash equivalents	(1.9)	(1.9)	(10.9)	(14.7)
Unrestricted cash and cash equivalents at the beginning of the period	23.2	20.0	37.7	80.9
Unrestricted cash and cash equivalents at the end of the period	$21.3	$18.1	$26.8	$66.2

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

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

Basis of Presentation

We operate on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended September 26, 2015 ("third quarter of 2015") and September 27, 2014 ("third quarter of 2014") each include 91 days. The first nine months ended September 26, 2015 ("nine months of 2015") and September 27, 2014 ("nine months of 2014") include 269 days and 270 days, respectively.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

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

Changes in key industry activity affecting our businesses in North America for the third quarter and nine months of 2015, the fourth quarter of 2014 and the full year of 2014 as compared to the prior comparable periods were as follows:

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

		% Increase (Decrease)
	Source of Data	3rd Quarter 2015	9 Months 2015	4th Quarter 2014	Full Year 2014
Private residential construction spending *	1	15%	11%	(1)%	1%
Total U.S. housing starts	1	13%	12%	5%	9%
Total Canadian housing starts	2	6%	3%	(5)%	1%
New home sales	1	13%	17%	5%	2%
Existing home sales	3	8%	8%	3%	(3)%
Residential improvement spending *	1	14%	—%	(33)%	(22)%
Central air conditioning and heat pump shipments *	4	5%	3%	26%	11%
Gas furnace shipments *	4	22%	5%	6%	5%
Private non-residential construction spending *	1	18%	12%	6%	11%
Manufactured housing shipments *	5	6%	8%	8%	7%
Residential fixed investment spending	6	9%	9%	5%	2%

Source of data, based upon most recently available data:

(1)	U.S. Census Bureau

(2)	Canada Mortgage and Housing Corporation

(3)	National Association of Realtors

(4)	Air Conditioning, Heating and Refrigeration Institute

(5)	Institute for Building Technology and Safety

(6)	U.S. Bureau of Economic Analysis

(*)	Information provided is through August 2015

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

Outlook

For the fourth quarter of 2015, our expectation is that market demand for residential security, home automation and building products will be higher than the levels experienced in the same period of 2014. We also anticipate that residential and non-residential construction activity in the United States will continue to improve with increased activity in the fourth quarter of 2015 as compared to 2014.

Effective January 1, 2015, the U.S. Department of Energy increased the minimum efficiency standards for air conditioning and heat pump systems for certain regions of the U.S., which affected our RCH segment. Distributors in the affected regions may not sell equipment below the minimum efficiency standards unless the equipment was manufactured prior to January 1, 2015. Due in part to this regulatory change, we experienced an increase in net sales in the fourth quarter of 2014 to customers in the affected regions. We believe that the increase in fourth quarter sales had a negative impact on sales in the RCH segment, particularly in the first quarter of 2015. The increased sales levels in the fourth quarter of 2014 are also expected to have a negative impact on year-over-year comparisons in the RCH segment for the fourth quarter of 2015.

Early in the second quarter of 2015, our RCH segment transferred its warehousing and distribution functions to a new, third party logistics provider, an initiative included in our Operational Improvement Initiatives. However, the distribution process was significantly hampered throughout most of the second quarter due to the third party logistics provider's inadequate staffing and

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

processes. Distribution activities were substantially transferred back to a facility owned and operated by the RCH segment prior to the end of the second quarter and we believe the distribution process began to return to historical shipment performance levels in the month of June. We believe those logistic issues had a negative impact on demand and order impact from many of our customers, particularly those who source the products we provide from multiple vendors. In addition, we believe a news article published in August 2015 discussing the potential sale of the Company to a competitor of the RCH segment had a negative impact on our sales efforts in the third quarter and into the fourth quarter of 2015. Management is working diligently to increase service levels and win back share with the customers that have been affected by these issues. However, rebuilding momentum in the RCH segment is expected to take some time. As a result, the trend of lower sales levels experienced by the RCH segment in the first three quarters of 2015 is expected to continue in the fourth quarter of 2015. We expect 2016 sales to be comparable with anticipated sales levels in 2015.

As discussed below in "- Liquidity and Capital Resources - Operational Improvement Initiatives", we are well along in our operational improvement process focused on improving our strategic sourcing and supply chain capabilities, streamlining our warehousing and logistics, and optimizing our manufacturing footprint. With these operational improvement initiatives under way, we continue to focus on ways to increase net sales. Toward that end, we are executing on various marketing and product development strategies aimed at adding or enhancing products to accelerate our growth. In addition to our strategy of leveraging our brands and distribution channels, we are analyzing the structure of our sales force across the Company to identify potential improvement opportunities. We continue to focus on driving improved performance through both our operational improvement initiatives and sales growth strategies.

Acquisitions

We account for acquisitions under the acquisition method of accounting and, accordingly, the results of these acquisitions are included in our consolidated results from the date of their acquisition. We have made the following acquisitions since January 1, 2014:

Reporting Segment	Acquired Company	Acquisition Date	Primary Business of Acquired Company
RCH	Heating, ventilation and air conditioning business of Thomas & Betts Corporation ("Reznor")	April 30, 2014	Manufactures industrial and commercial HVAC products
RCH	Phoenix Wholesale, Inc. ("Phoenix")	October 8, 2014	Distributes HVAC products
ERG	Anthro Corporation ("Anthro")	January 21, 2015	Designs, develops, markets and manufactures technology furniture products
SCS	Numera, Inc. ("Numera")	June 30, 2015	Designs mobile personal emergency response system ("PERS") products and cloud-based software platforms that enable the creation of new safety and health monitoring services

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

Results of Operations

Our consolidated operating results for the third quarter of 2015 and 2014 were as follows:

	Third Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$618.5	100.0%	$642.9	100.0%	$(24.4)	N/A %
Cost of products sold ("COGS"):
Material costs	298.1	48.2	315.7	49.1	(17.6)	(0.9)
Labor costs	31.8	5.1	33.5	5.2	(1.7)	(0.1)
Overhead costs	112.6	18.2	103.7	16.2	8.9	2.0
Total COGS	442.5	71.5	452.9	70.5	(10.4)	1.0
Gross profit	176.0	28.5	190.0	29.5	(14.0)	(1.0)
Selling, general and administrative expense, net ("SG&A")	141.1	22.8	141.7	22.0	(0.6)	0.8
Loss on sale of assets	2.9	0.5	—	—	2.9	0.5
Amortization of intangible assets	17.1	2.7	14.9	2.3	2.2	0.4
Operating earnings	14.9	2.5	33.4	5.2	(18.5)	(2.7)
Net interest expense	(24.0)	(3.9)	(27.3)	(4.2)	3.3	0.3
Loss from debt retirement	—	—	(0.5)	(0.1)	0.5	0.1
(Loss) earnings before provision for income taxes	(9.1)	(1.4)	5.6	0.9	(14.7)	(2.3)
Provision for income taxes	5.3	0.9	1.0	0.2	4.3	0.7
Net (loss) earnings	$(14.4)	(2.3)%	$4.6	0.7%	$(19.0)	(3.0)%

Other financial information:
Depreciation and amortization	$30.4	4.9%	$26.4	4.1%	$4.0	0.8%
Share-based compensation expense	0.2	—	1.0	0.2	(0.8)	(0.2)
Restructuring and transformation charges	19.7	3.2	9.4	1.5	10.3	1.7
Other	4.6	0.7	1.6	0.2	3.0	0.5

Net sales and operating earnings (loss) by segment for the third quarter of 2015 and 2014 were as follows:

	Net Sales				Operating Earnings (Loss)
	Third Quarter of		Change		Third Quarter of		Change
	2015	2014	$	%	2015	2014	$	%
	(Dollar amounts in millions)
AQH	$147.3	$146.5	$0.8	0.5%	$14.1	$18.5	$(4.4)	(23.8)%
SCS	94.1	104.2	(10.1)	(9.7)	7.1	12.8	(5.7)	(44.5)
ERG	96.0	83.9	12.1	14.4	19.1	15.2	3.9	25.7
RCH	147.2	164.0	(16.8)	(10.2)	(4.2)	7.8	(12.0)	*
CAS	103.8	96.7	7.1	7.3	4.6	1.0	3.6	*
AVC	30.1	47.6	(17.5)	(36.8)%	(13.2)	(6.3)	(6.9)	*
	$618.5	$642.9	$(24.4)	(3.8)%	27.5	49.0	(21.5)	(43.9)
Unallocated					(12.6)	(15.6)	3.0	19.2
					$14.9	$33.4	$(18.5)	(55.4)%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

Our consolidated operating results for the nine months of 2015 and 2014 were as follows:

	Nine Months of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$1,895.1	100.0%	$1,909.3	100.0%	$(14.2)	N/A %
COGS:
Material costs	920.0	48.5	930.1	48.7	(10.1)	(0.2)
Labor costs	97.6	5.2	103.2	5.4	(5.6)	(0.2)
Overhead costs	336.6	17.8	322.1	16.9	14.5	0.9
Total COGS	1,354.2	71.5	1,355.4	71.0	(1.2)	0.5
Gross profit	540.9	28.5	553.9	29.0	(13.0)	(0.5)
SG&A	430.5	22.7	416.0	21.8	14.5	0.9
Loss on sale of assets	2.9	0.2	—	—	2.9	0.2
Impairment of long-lived assets and goodwill	1.2	0.1	80.4	4.2	(79.2)	(4.1)
Amortization of intangible assets	49.0	2.5	43.7	2.3	5.3	0.2
Operating earnings	57.3	3.0	13.8	0.7	43.5	2.3
Net interest expense	(76.1)	(4.0)	(78.0)	(4.1)	1.9	0.1
Loss from debt retirement	(14.8)	(0.8)	(2.3)	(0.1)	(12.5)	(0.7)
Loss before benefit from income taxes	(33.6)	(1.8)	(66.5)	(3.5)	32.9	1.7
Benefit from income taxes	(3.0)	(0.2)	(16.3)	(0.9)	13.3	0.7
Net loss	$(30.6)	(1.6)%	$(50.2)	(2.6)%	$19.6	1.0%

Other financial information:
Depreciation and amortization	$87.3	4.6%	$77.1	4.0%	$10.2	0.6%
Non-cash impairment charges	1.2	0.1	80.4	4.2	(79.2)	(4.1)
Share-based compensation expense	3.7	0.2	4.9	0.3	(1.2)	(0.1)
Restructuring and transformation charges	43.3	2.3	20.9	1.1	22.4	1.2
Other	6.2	0.3	6.8	0.4	(0.6)	(0.1)

Net sales and operating earnings (loss) by segment for the nine months of 2015 and 2014 were as follows:

	Net Sales				Operating Earnings (Loss)
	Nine Months of		Change		Nine Months of		Change
	2015	2014	$	%	2015	2014	$	%
	(Dollar amounts in millions)
AQH	$437.4	$438.8	$(1.4)	(0.3)%	$46.9	$45.4	$1.5	3.3%
SCS	335.7	351.0	(15.3)	(4.4)	30.2	35.9	(5.7)	(15.9)
ERG	252.6	214.8	37.8	17.6	42.5	34.3	8.2	23.9
RCH	450.4	445.2	5.2	1.2	(12.0)	19.5	(31.5)	*
CAS	320.4	339.0	(18.6)	(5.5)	8.6	27.7	(19.1)	(69.0)
AVC	98.6	120.5	(21.9)	(18.2)%	(19.7)	(19.1)	(0.6)	(3.1)
	$1,895.1	$1,909.3	$(14.2)	(0.7)%	96.5	143.7	(47.2)	(32.8)
Impairment of long-lived assets and goodwill					(1.2)	(80.4)	79.2	98.5
Unallocated					(38.0)	(49.5)	11.5	23.2
					$57.3	$13.8	$43.5	* %

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

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

Our Board of Directors approved several operational improvement initiatives and efforts to rationalize our global manufacturing and distribution capacity. See "- Liquidity and Capital Resources - Operational Improvement Initiatives” below.

AQH Segment

The operating results for the AQH segment for the third quarter of 2015 and 2014 were as follows:

	Third Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$147.3	100.0%	$146.5	100.0%	$0.8	N/A %
COGS:
Material costs	63.5	43.1	64.1	43.8	(0.6)	(0.7)
Labor costs	7.5	5.1	7.6	5.2	(0.1)	(0.1)
Overhead costs	30.8	20.9	25.4	17.3	5.4	3.6
Total COGS	101.8	69.1	97.1	66.3	4.7	2.8
Gross Profit	45.5	30.9	49.4	33.7	(3.9)	(2.8)
SG&A	27.5	18.7	27.1	18.5	0.4	0.2
Amortization of intangible assets	3.9	2.6	3.8	2.6	0.1	—
Operating earnings	$14.1	9.6%	$18.5	12.6%	$(4.4)	(3.0)%

Other financial information:
Depreciation and amortization	$6.3	4.3%	$6.2	4.2%	$0.1	0.1%
Share-based compensation expense	—	—	0.1	0.1	(0.1)	(0.1)
Restructuring and transformation charges	2.5	1.7	—	—	2.5	1.7
Other	—	—	0.2	0.1	(0.2)	(0.1)

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

The operating results for the AQH segment for the nine months of 2015 and 2014 were as follows:

	Nine Months of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$437.4	100.0%	$438.8	100.0%	$(1.4)	N/A %
COGS:
Material costs	188.3	43.1	190.9	43.5	(2.6)	(0.4)
Labor costs	22.3	5.1	22.6	5.2	(0.3)	(0.1)
Overhead costs	87.9	20.1	86.9	19.8	1.0	0.3
Total COGS	298.5	68.3	300.4	68.5	(1.9)	(0.2)
Gross Profit	138.9	31.7	138.4	31.5	0.5	0.2
SG&A	80.5	18.4	81.6	18.6	(1.1)	(0.2)
Amortization of intangible assets	11.5	2.6	11.4	2.6	0.1	—
Operating earnings	$46.9	10.7%	$45.4	10.3%	$1.5	0.4%

Other financial information:
Depreciation and amortization	$18.5	4.2%	$18.2	4.1%	$0.3	0.1%
Share-based compensation expense	0.3	0.1	0.5	0.1	(0.2)	—
Restructuring and transformation charges	2.9	0.7	—	—	2.9	0.7

Net sales in the AQH segment increased approximately $0.8 million in the third quarter of 2015 and decreased approximately $1.4 million in the nine months of 2015 as compared to the same periods of 2014 and were significantly impacted by currency movement. For the third quarter of 2015, changes in foreign currency exchange rates had a negative impact of approximately $5.1 million and $1.5 million on net sales in North America and Europe and other regions, respectively, and for the nine months of 2015, changes in foreign currency exchange rates had a negative impact of approximately $11.5 million and $5.7 million on net sales in North America and Europe and other regions, respectively. Excluding the effect of changes in foreign currency exchange rates, net sales in North America for the third quarter and nine months of 2015 increased approximately $6.1 million and $16.1 million, respectively. Excluding the effect of changes in foreign currency exchange rates, net sales in Europe and other regions for the third quarter of 2015 increased approximately $1.3 million and for the nine months of 2015 decreased approximately $0.3 million. The increase in net sales in North America for the third quarter and nine months of 2015 is primarily due to higher retail and appliance sales in the United States. Higher wholesale channel sales in the United States during the nine months of 2015 also contributed to the increase. Net sales and operating earnings in the retail channel also reflect higher allowances recorded in the first quarter of 2014 related to in-store displays. General European economic weakness contributed to the lower sales in the nine months of 2015.

COGS as a percentage of net sales increased during the third quarter of 2015 and decreased during the nine months of 2015 as compared to the same periods of 2014. These changes were the net result of an increase in overhead costs as a percentage of net sales, partially offset by a decrease in material costs as a percentage of net sales. The increase in overhead costs in the third quarter and nine months of 2015 as compared to the same periods of 2014 is primarily as a result of severance charges of approximately $1.9 million and $2.3 million, respectively, recorded related to restructuring plans at the Company's European range hood subsidiary and an increase in product liability expense of approximately $2.8 million and $3.5 million, respectively, partially offset by manufacturing efficiencies driven by lean initiatives, and lower warranty and freight costs. The decrease in material costs as a percentage of net sales for the third quarter and nine months of 2015 as compared to the same periods of 2014 is primarily due to lower prices related to the purchase of steel and motors and changes in product mix. COGS for the third quarter and nine months of 2015 also includes a decrease of approximately $5.3 million and $13.5 million, respectively, related to the effects of changes in foreign currency exchange rates.

SG&A as a percentage of net sales increased for the third quarter of 2015 and decreased for nine months of 2015 as compared the same periods of 2014. An increase in legal fees of approximately $2.0 million and $1.6 million during the third quarter and nine months of 2015, respectively, as compared to the same periods of 2014, as well as severance charges of approximately $0.6 million recorded during the third quarter of 2015 related to restructuring plans at the Company's European range hood subsidiary, contributed to the increase in SG&A as a percentage of net sales. These increases were partially offset by a decrease in net foreign exchange losses related to transactions, including intercompany debt not indefinitely invested in the Company's subsidiaries, of approximately

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

$0.6 million and $1.2 million during the third quarter and nine months of 2015, respectively, as compared to the same periods of 2014 and ongoing cost reduction efforts within the segment. SG&A for the third quarter and nine months of 2015 also includes a decrease of approximately $1.6 million and $3.8 million, respectively, related to the effects of changes in foreign currency exchange rates.

SCS Segment

The operating results for the SCS segment for the third quarter of 2015 and 2014 were as follows:

	Third Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$94.1	100.0%	$104.2	100.0%	$(10.1)	N/A %
COGS:
Material costs	45.2	48.0	51.7	49.6	(6.5)	(1.6)
Labor costs	2.6	2.8	1.7	1.6	0.9	1.2
Overhead costs	13.6	14.5	14.1	13.6	(0.5)	0.9
Total COGS	61.4	65.3	67.5	64.8	(6.1)	0.5
Gross Profit	32.7	34.7	36.7	35.2	(4.0)	(0.5)
SG&A	21.9	23.2	20.2	19.4	1.7	3.8
Amortization of intangible assets	3.7	3.9	3.7	3.5	—	0.4
Operating earnings	$7.1	7.6%	$12.8	12.3%	$(5.7)	(4.7)%

Other financial information:
Depreciation and amortization	$4.7	5.0%	$4.7	4.5%	$—	0.5%
Restructuring and transformation charges	0.2	0.2	0.6	0.6	(0.4)	(0.4)
Other	0.4	0.4	—	—	0.4	0.4

The operating results for the SCS segment for the nine months of 2015 and 2014 were as follows:

	Nine Months of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$335.7	100.0%	$351.0	100.0%	$(15.3)	N/A %
COGS:
Material costs	179.3	53.4	189.0	53.9	(9.7)	(0.5)
Labor costs	8.2	2.4	8.0	2.3	0.2	0.1
Overhead costs	40.8	12.2	45.4	12.9	(4.6)	(0.7)
Total COGS	228.3	68.0	242.4	69.1	(14.1)	(1.1)
Gross Profit	107.4	32.0	108.6	30.9	(1.2)	1.1
SG&A	67.4	20.1	62.5	17.8	4.9	2.3
Amortization of intangible assets	9.8	2.9	10.2	2.9	(0.4)	—
Operating earnings	$30.2	9.0%	$35.9	10.2%	$(5.7)	(1.2)%

Other financial information:
Depreciation and amortization	$12.6	3.8%	$13.1	3.7%	$(0.5)	0.1%
Share-based compensation expense	0.2	0.1	0.3	0.1	(0.1)	—
Restructuring and transformation charges	0.8	0.2	1.6	0.5	(0.8)	(0.3)
Other	1.8	0.5	(0.3)	(0.1)	2.1	0.6

Net sales in the SCS segment decreased approximately $10.1 million and $15.3 million in the third quarter and nine months of 2015 as compared to the same periods of 2014. This decline was driven by decreased shipments of security and home automation

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

products to certain OEM customers, as well as the impact of pricing changes to these same customers. This decline was partially offset by increased sales of security products to other customers during the period. On June 30, 2015, we acquired Numera and the results of Numera have been included in the SCS segment since the date of acquisition. However, the acquisition of Numera did not contribute any significant amount to net sales in the third quarter of 2015 or the first nine months of 2015.

As noted in the table above, COGS as a percentage of net sales increased in the third quarter of 2015 and decreased in the nine months of 2015 as compared to the same periods of 2014. During the third quarter and nine months of 2014, COGS includes approximately $1.2 million and $1.5 million, respectively, of warranty and inventory charges related to a product safety recall. The remaining change in COGS as a percentage of net sales is primarily the result of a change in product mix. The acquisition of Numera did not contribute any significant amount to COGS in the third quarter of 2015 or the first nine months of 2015.

SG&A as a percentage of net sales for the third quarter and nine months of 2015 increased as compared to the same periods of 2014 primarily as a result of increased legal and other professional fees as discussed further below, an increase in product development costs, and an increase in value added tax surcharges associated with our China location mostly in the first quarter of 2015. This increase was partially offset by lower trade show expenses and a reduction in net foreign exchange losses related to transactions. SG&A for the third quarter and nine months of 2015 includes legal and other professional services incurred related to the ongoing U.S. Foreign Corrupt Practices Act investigation of approximately $0.4 million and $1.8 million, respectively (see Note G, "Commitments and Contingencies", to the unaudited condensed consolidated financial statements included elsewhere herein). The acquisition of Numera contributed approximately $1.0 million to SG&A for the third quarter of 2015.

ERG Segment

The operating results for the ERG segment for the third quarter of 2015 and 2014 were as follows:

	Third Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$96.0	100.0%	$83.9	100.0%	$12.1	N/A %
COGS:
Material costs	41.8	43.5	37.4	44.6	4.4	(1.1)
Labor costs	3.8	4.0	2.4	2.9	1.4	1.1
Overhead costs	10.4	10.8	9.4	11.2	1.0	(0.4)
Total COGS	56.0	58.3	49.2	58.7	6.8	(0.4)
Gross Profit	40.0	41.7	34.7	41.3	5.3	0.4
SG&A	16.5	17.2	16.3	19.4	0.2	(2.2)
Amortization of intangible assets	4.4	4.6	3.2	3.8	1.2	0.8
Operating earnings	$19.1	19.9%	$15.2	18.1%	$3.9	1.8%

Other financial information:
Depreciation and amortization	$5.7	5.9%	$4.4	5.2%	$1.3	0.7%
Restructuring and transformation charges	—	—	0.1	0.1	(0.1)	(0.1)
Other	—	—	0.2	0.2	(0.2)	(0.2)

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

The operating results for the ERG segment for the nine months of 2015 and 2014 were as follows:

	Nine Months of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$252.6	100.0%	$214.8	100.0%	$37.8	N/A %
COGS:
Material costs	108.4	42.9	93.7	43.6	14.7	(0.7)
Labor costs	9.6	3.8	5.9	2.8	3.7	1.0
Overhead costs	28.8	11.4	24.1	11.2	4.7	0.2
Total COGS	146.8	58.1	123.7	57.6	23.1	0.5
Gross Profit	105.8	41.9	91.1	42.4	14.7	(0.5)
SG&A	50.2	19.9	47.1	21.9	3.1	(2.0)
Amortization of intangible assets	13.1	5.2	9.7	4.5	3.4	0.7
Operating earnings	$42.5	16.8%	$34.3	16.0%	$8.2	0.8%

Other financial information:
Depreciation and amortization	$17.1	6.8%	$13.3	6.2%	$3.8	0.6%
Share-based compensation expense	0.2	0.1	0.2	0.1	—	—
Restructuring and transformation charges	0.5	0.2	0.4	0.2	0.1	—
Other	—	—	0.2	0.1	(0.2)	(0.1)

Net sales in the ERG segment for the third quarter and nine months of 2015 increased approximately $12.1 million and $37.8 million, respectively, as compared to the same periods of 2014. On January 21, 2015, we acquired Anthro and the results of Anthro have been included in the ERG segment since the date of acquisition. The acquisition of Anthro contributed approximately $12.5 million and $29.2 million to net sales in the third quarter and nine months of 2015, respectively. The remaining change in net sales for the third quarter and nine months of 2015 as compared to the same periods of 2014 was primarily attributable to the net effect of an increase in Ergotron branded sales and a decline in retail sales. The increase in net sales for Ergotron branded products was primarily driven by volume increases in ergonomic sit-stand products, and device management carts, in the office, education and healthcare channels. Decreases in retail sales during the third quarter and nine months of 2015 are primarily the result of a decline in sales in Europe and the United States.

The acquisition of Anthro contributed approximately $8.2 million and $19.0 million to COGS for the third quarter and nine months of 2015, respectively. Excluding Anthro, COGS as a percentage of net sales decreased in the third quarter of 2015 and nine months of 2015 as compared to the same periods of 2014. During the third quarter and nine months of 2015, the relative mix of products sold within the segment contributed to a decrease in COGS as a percentage of net sales.

The acquisition of Anthro contributed approximately $1.9 million and $5.8 million to SG&A in the third quarter and nine months of 2015, respectively. SG&A as a percentage of net sales decreased from the third quarter and nine months of 2014 and is primarily the result of a decrease in net foreign exchange losses related to transactions of approximately $1.3 million in both the third quarter and nine months of 2015 as compared to the same periods of 2014, an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses, as well as reductions in headcount.

The acquisition of Anthro contributed approximately $1.2 million and $3.3 million to amortization of intangible assets during the third quarter and nine months of 2015, respectively, and represents the majority of the change in the third quarter and nine months of 2015 as compared to the same periods of 2014.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

RCH Segment

As previously noted, during the second quarter of 2015, we transferred the management of our UK commercial HVAC subsidiary from the CAS segment to the RCH segment. As a result, we have restated prior period segment disclosures to conform to the new segment composition. The operating results for the RCH segment for the third quarter of 2015 and 2014 were as follows:

	Third Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$147.2	100.0%	$164.0	100.0%	$(16.8)	N/A %
COGS:
Material costs	81.4	55.3	94.0	57.3	(12.6)	(2.0)
Labor costs	3.6	2.5	6.5	4.0	(2.9)	(1.5)
Overhead costs	27.0	18.3	25.6	15.6	1.4	2.7
Total COGS	112.0	76.1	126.1	76.9	(14.1)	(0.8)
Gross Profit	35.2	23.9	37.9	23.1	(2.7)	0.8
SG&A	35.6	24.2	27.3	16.6	8.3	7.6
Amortization of intangible assets	3.8	2.6	2.8	1.7	1.0	0.9
Operating (loss) earnings	$(4.2)	(2.9)%	$7.8	4.8%	$(12.0)	(7.7)%

Other financial information:
Depreciation and amortization	$7.5	5.1%	$6.5	4.0%	$1.0	1.1%
Share-based compensation expense	—	—	—	—	—	—
Restructuring and transformation charges	5.4	3.7	3.5	2.1	1.9	1.6
Other	—	—	0.2	0.1	(0.2)	(0.1)

The operating results for the RCH segment for the nine months of 2015 and 2014 were as follows:

	Nine Months of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$450.4	100.0%	$445.2	100.0%	$5.2	N/A %
COGS:
Material costs	249.6	55.4	253.9	57.0	(4.3)	(1.6)
Labor costs	12.3	2.7	18.0	4.1	(5.7)	(1.4)
Overhead costs	84.6	18.8	79.8	17.9	4.8	0.9
Total COGS	346.5	76.9	351.7	79.0	(5.2)	(2.1)
Gross Profit	103.9	23.1	93.5	21.0	10.4	2.1
SG&A	105.3	23.4	69.1	15.5	36.2	7.9
Amortization of intangible assets	10.6	2.4	4.9	1.1	5.7	1.3
Operating (loss) earnings	$(12.0)	(2.7)%	$19.5	4.4%	$(31.5)	(7.1)%

Other financial information:
Depreciation and amortization	$22.1	4.9%	$15.6	3.5%	$6.5	1.4%
Share-based compensation expense	0.2	—	0.2	—	—	—
Restructuring and transformation charges	19.6	4.4	8.2	1.8	11.4	2.6
Other	(0.1)	—	0.3	0.1	(0.4)	(0.1)

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

Net sales decreased approximately $16.8 million and increased approximately $5.2 million in the third quarter and nine months of 2015, respectively, as compared to the same periods of 2014. During the second quarter of 2014, we acquired Reznor and during the fourth quarter of 2014 we acquired Phoenix. The results of Reznor and Phoenix have been included in the results of the RCH segment since the dates of acquisition. The acquisition of Phoenix contributed approximately $5.6 million to net sales during the third quarter of 2015 and the incremental impact of the acquisitions of Reznor and Phoenix contributed approximately $69.3 million to net sales during the nine months of 2015. Excluding the acquisitions of Reznor and Phoenix, net sales for the third quarter and nine months of 2015 decreased approximately $22.4 million and $64.1 million, respectively, from the same periods of 2014. Excluding the acquisitions, the decrease in net sales for the third quarter and nine months of 2015 as compared to the same periods of 2014 was the result of lower volume, partially offset by price changes and changes in product mix. The decrease in volume is primarily the result of a shift in demand due to customer requests during the fourth quarter of 2014, due in part to the regulatory changes noted previously, and shipping delays experienced in the second quarter of 2015 due to the logistical issues experienced in the first half of 2015 as discussed further below.

Further, early in the second quarter of 2015 our RCH segment transferred its warehousing and distribution functions to a new, third party logistics provider, an initiative included in our Operational Improvement Initiatives discussed in the Liquidity and Capital Resources section of this report. However, the distribution process was significantly hampered throughout most of the second quarter due to the third party logistics provider's inadequate staffing and processes, negatively impacting sales in the range of approximately $15 million to $20 million in the second quarter of 2015. Distribution activities were substantially transferred back to a facility owned and operated by the RCH segment prior to the end of the second quarter and we believe the distribution process for shipments began to return to historical shipping performance levels in the month of June. However, we believe those logistic issues had an ongoing impact on demand from many of our customers in the third quarter of 2015, particularly those who source the products we provide from multiple vendors. Warehousing and distribution costs, including freight, increased approximately $6.1 million and $16.8 million in the third quarter and nine months of 2015, respectively, partly as a result of this transfer of the warehousing and distribution functions.

The acquisition of Phoenix contributed approximately $4.7 million to COGS during the third quarter of 2015 and the incremental impact of the acquisitions of Reznor and Phoenix contributed approximately $46.6 million to COGS during the nine months of 2015. Excluding the effect of Reznor and Phoenix, COGS as a percentage of net sales decreased slightly for the third quarter and nine months of 2015 as compared to the same periods of 2014. This decrease in COGS as a percentage of net sales is primarily attributable to a decrease in labor costs as a percentage of net sales due to the ongoing manufacturing rationalization and relocation initiatives within this segment, and a decrease in material costs as a percentage of net sales as a result our operational improvement initiatives and changes in product mix. Partially offsetting this decrease was an increase in overhead costs as a percentage of net sales, primarily related to a decrease in net sales without a proportionate increase in COGS due to the fixed nature of certain expenses, as well as increased freight costs. COGS for the third quarter of 2015 includes a decrease in severance and other charges of approximately $1.8 million related to these operational improvement initiatives as well as other restructuring related activities within the segment.

The acquisition of Phoenix contributed approximately $1.6 million to SG&A during the third quarter of 2015 and the incremental impact of the acquisitions of Reznor and Phoenix contributed approximately $15.8 million to SG&A during the nine months of 2015. Excluding the impact of Reznor and Phoenix, SG&A as a percentage of net sales increased during the third quarter and nine months of 2015 as compared to the same periods of 2014. This increase reflects higher costs associated with warehousing and distribution, legal fees and increased costs associated with our company-owned distribution centers in select markets. SG&A reflects an increase of legal fees of approximately $2.1 million and $6.1 million in the third quarter and nine months of 2015 as compared to the same periods of 2014.

The acquisition of Phoenix contributed approximately $0.3 million to the amortization of intangible assets during the third quarter of 2015 and the incremental impact of the acquisitions of Reznor and Phoenix contributed approximately $4.5 million to the amortization of intangible assets during the nine months of 2015. The remaining increase is primarily the result of a change in the estimated useful lives of intangible assets acquired as a result of Reznor and Phoenix.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

The transferred HVAC subsidiary had net sales and operating losses (excluding intragroup allocations), respectively, of approximately $7.3 million and $1.3 million (including approximately $0.2 million of restructuring and transformation costs) for the third quarter of 2015, and approximately $10.1 million and $1.2 million (including approximately $0.1 million of depreciation and amortization expense) for the third quarter of 2014. The transferred HVAC subsidiary had net sales, operating losses (excluding intragroup allocations), and depreciation and amortization expense, respectively, of approximately $24.5 million, $5.8 million (including approximately $2.8 million of restructuring and transformation costs), and $0.1 million for the nine months of 2015, approximately $30.6 million, $4.3 million, and $0.2 million for the nine months of 2014 and approximately $38.6 million, $6.7 million, and $0.9 million for the year ended December 31, 2014. The Company estimates that discontinued product lines will reduce the RCH segment's annual revenues by approximately $10 million to $12 million as compared to sales levels in 2014.

CAS Segment

As previously noted, during the second quarter of 2015, we transferred the management of our UK commercial HVAC subsidiary from the CAS segment to the RCH segment. As a result, we have restated prior period segment disclosures to conform to the new segment composition. The operating results for the CAS segment for the third quarter of 2015 and 2014 were as follows:

	Third Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$103.8	100.0%	$96.7	100.0%	$7.1	N/A %
COGS:
Material costs	42.6	41.0	39.8	41.2	2.8	(0.2)
Labor costs	14.3	13.8	15.1	15.6	(0.8)	(1.8)
Overhead costs	26.5	25.5	23.9	24.7	2.6	0.8
Total COGS	83.4	80.3	78.8	81.5	4.6	(1.2)
Gross Profit	20.4	19.7	17.9	18.5	2.5	1.2
SG&A	14.5	14.0	15.5	16.0	(1.0)	(2.0)
Amortization of intangible assets	1.3	1.3	1.4	1.5	(0.1)	(0.2)
Operating earnings	$4.6	4.4%	$1.0	1.0%	$3.6	3.4%

Other financial information:
Depreciation and amortization	$4.1	3.9%	$3.2	3.3%	$0.9	0.6%
Share-based compensation expense	(0.1)	(0.1)	0.1	0.1	(0.2)	(0.2)
Restructuring and transformation charges	3.2	3.1	0.9	0.9	2.3	2.2
Other	—	—	—	—	—	—

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

The operating results for the CAS segment for the nine months of 2015 and 2014 were as follows:

	Nine Months of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$320.4	100.0%	$339.0	100.0%	$(18.6)	N/A %
COGS:
Material costs	133.3	41.6	136.3	40.2	(3.0)	1.4
Labor costs	44.9	14.0	48.0	14.2	(3.1)	(0.2)
Overhead costs	82.3	25.7	70.6	20.8	11.7	4.9
Total COGS	260.5	81.3	254.9	75.2	5.6	6.1
Gross Profit	59.9	18.7	84.1	24.8	(24.2)	(6.1)
SG&A	47.3	14.8	52.2	15.4	(4.9)	(0.6)
Amortization of intangible assets	4.0	1.2	4.2	1.2	(0.2)	—
Operating earnings	$8.6	2.7%	$27.7	8.2%	$(19.1)	(5.5)%

Other financial information:
Depreciation and amortization	$11.3	3.5%	$9.3	2.7%	$2.0	0.8%
Share-based compensation expense	0.2	0.1	0.3	0.1	(0.1)	—
Restructuring and transformation charges	9.8	3.1	1.7	0.5	8.1	2.6
Other	(0.7)	(0.2)	0.1	—	(0.8)	(0.2)

Net sales in the CAS segment increased approximately $7.1 million and decreased approximately $18.6 million in the third quarter and nine months of 2015, respectively, as compared to the same periods of 2014. Net sales in the United States increased approximately $4.0 million and decreased approximately $25.0 million in the third quarter and nine months of 2015, respectively, as compared to the same periods of 2014, while net sales in Canada increased approximately $3.1 million and $6.4 million, respectively. Changes in foreign exchange rates had a negative impact of approximately $5.7 million and $13.0 million on net sales in the third quarter and nine months of 2015, respectively, as compared to the same periods of 2014.

We have a significant amount of net sales to a major U.S. customer whose demand for our products can fluctuate considerably from period to period. These fluctuations are primarily due to the cyclical nature of the semiconductor industry in which this customer competes. As a result of this trend, we expect approximately $40.0 to $50.0 million of lower sales to this customer in 2015 as compared to 2014. Sales relating to this customer increased approximately $1.4 million and decreased approximately $39.0 million during the third quarter and nine months of 2015, respectively, as compared to the same periods of 2014. We have offset some of this decline with increased sales to other customers in the CAS segment. Excluding net sales to this customer for clean room products and the impact of changes in foreign exchange rates, net sales increased approximately $11.4 million and $33.4 million in the third quarter and nine months of 2015, respectively, as compared to the same periods of 2014 and primarily relates to increases in the commercial office, healthcare, and education end markets, among others.

Backlog for CAS products expected to be filled within the next twelve months was approximately $220.5 million at September 26, 2015, approximately $224.5 million at December 31, 2014 and approximately $204.1 million at September 27, 2014. Backlog related to our major customer noted above was approximately $0.2 million at September 26, 2015, approximately $14.9 million at December 31, 2014 and approximately $9.4 million at September 27, 2014.

COGS as percentage of net sales decreased for the third quarter of 2015 and increased for the nine months of 2015 as compared to the same periods of 2014. These changes were primarily the result of an increase in overhead costs as a percentage of net sales due to manufacturing inefficiencies experienced as a result of our continuing manufacturing rationalization and relocation initiatives, severance and other charges related to the restructuring plan discussed below, and in the nine months of 2015 a decrease in sales volume without a proportionate decrease in overhead due to the fixed nature of certain expenses. A decrease in labor costs as a percentage of net sales during the third quarter of 2015 as compared to the third quarter of 2014, due primarily to product mix, partially offset the increase in overhead costs as a percentage of net sales. COGS in the CAS segment for the third quarter

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

and nine months of 2015 reflects a decrease of approximately $4.5 million and $10.0 million, respectively, from the same periods of 2014 attributable to the effect of changes in foreign currency exchange rates.

As discussed in Note F, "Exit and Disposal Activities", to the unaudited condensed consolidated financial statements included elsewhere herein, on May 4, 2015, the Board of Directors approved a restructuring plan designed to consolidate production activities in the North American and European operations of the CAS segment and to discontinue certain product lines which have been determined to have limited strategic importance or to be competitively disadvantaged. The plan to consolidate production includes the discontinuation of production in two North American facilities with production transferred to other CAS facilities in North America. As part of the plan, CAS manufacturing activities in Mexico will be substantially reduced and the operation of the manufacturing facility has been transferred to the RCH segment to be used in that segment's production activities. The business units affected by the plan had net sales, operating losses (excluding intragroup allocations and certain other ongoing costs), and depreciation and amortization expense, respectively, of approximately $11.1 million, $8.5million (including approximately $3.0 million of restructuring and transformation costs), and $1.1 million for the third quarter of 2015, and approximately $16.5 million, $3.1 million (including approximately $0.8 million of restructuring and transformation costs), and $0.5 million for the third quarter of 2014. The business units affected by the plan had net sales, operating losses (excluding intragroup allocations and certain other ongoing costs), and depreciation and amortization expense, respectively, of approximately $43.9 million, $24.4 million (including approximately $9.0 million of restructuring and transformation costs), and $3.2 million for the nine months of 2015, approximately $55.2 million, $4.6 million (including approximately $1.4 million of restructuring and transformation costs), and $1.5 million for the nine months of 2014, and approximately $73.8 million, $8.6 million (including approximately $2.8 million of restructuring and transformation costs), and $2.0 million for the year ended December 31, 2014. The Company estimates that discontinued product lines will reduce the CAS segment's annual revenues by approximately $40 million to $50 million as compared to sales levels in 2014.

Costs to be incurred in connection with the plan are expected to be in the range of approximately $17.0 million to $22.0 million (of which approximately $12.0 million to $17.0 million relates to exit costs), comprised principally of employee separation, facility abandonment, inventory write-offs, operational inefficiencies, and capital expenditures during the consolidation period. During the third quarter of 2015, we recorded within COGS and SG&A approximately $2.8 million and $0.4 million, respectively, of severance and other charges related to this plan, and for the nine months of 2015, we recorded within COGS and SG&A approximately $7.1 million and $1.1 million, respectively.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

AVC segments

The combined operating results for the entities included in "AVC", each of which is insignificant, for the third quarter of 2015 and 2014 were as follows:

	Third Quarter of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$30.1	100.0%	$47.6	100.0%	$(17.5)	N/A %
COGS:
Material costs	23.6	78.4	28.7	60.3	(5.1)	18.1
Labor costs	—	—	0.2	0.4	(0.2)	(0.4)
Overhead costs	4.3	14.3	5.3	11.1	(1.0)	3.2
Total COGS	27.9	92.7	34.2	71.8	(6.3)	20.9
Gross Profit	2.2	7.3	13.4	28.2	(11.2)	(20.9)
SG&A	12.5	41.5	19.7	41.4	(7.2)	0.1
Loss on sale of assets	2.9	9.6	—	—	2.9	9.6
Operating loss	$(13.2)	(43.8)%	$(6.3)	(13.2)%	$(6.9)	(30.6)%

Other financial information:
Depreciation and amortization	$1.5	5.0%	$0.9	1.9%	$0.6	3.1%
Restructuring and transformation charges	7.3	24.3	2.2	4.6	5.1	19.7
Other	2.9	9.6	—	—	2.9	9.6

The combined operating results for the entities included in "AVC", each of which is insignificant, for the nine months of 2015 and 2014 were as follows:

	Nine Months of
	2015		2014		Change
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	2015% - 2014%
	(Dollar amounts in millions)

Net Sales	$98.6	100.0%	$120.5	100.0%	$(21.9)	N/A %
COGS:
Material costs	61.1	62.0	66.3	55.0	(5.2)	7.0
Labor costs	0.3	0.3	0.7	0.6	(0.4)	(0.3)
Overhead costs	12.2	12.4	15.3	12.7	(3.1)	(0.3)
Total COGS	73.6	74.7	82.3	68.3	(8.7)	6.4
Gross Profit	25.0	25.3	38.2	31.7	(13.2)	(6.4)
SG&A	41.8	42.4	54.0	44.8	(12.2)	(2.4)
Loss on sale of assets	2.9	2.9	—	—	2.9	2.9
Amortization of intangible assets	—	—	3.3	2.7	(3.3)	(2.7)
Operating loss	$(19.7)	(20.0)%	$(19.1)	(15.8)%	$(0.6)	(4.2)%

Other financial information:
Depreciation and amortization	$3.8	3.9%	$5.6	4.6%	$(1.8)	(0.7)%
Restructuring and transformation charges	8.4	8.5	2.9	2.4	5.5	6.1
Other	2.9	2.9	—	—	2.9	2.9

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

The decrease in net sales during the third quarter and nine months of 2015 was primarily driven by the disposition of our TV One subsidiaries to a consortium of management as discussed further below.

COGS as a percentage of net sales increased in the third quarter and nine months of 2015 as compared to the same periods of 2014 primarily as a result of severance, inventory and other charges related to the planned restructuring and merger of Gefen into Core Brands as discussed below of approximately $6.5 million, and in the nine months of 2015 additional inventory charges principally related to product discontinuation of approximately $0.9 million, both of which are included in restructuring and transformation charges in the tables above. This increase in COGS was partially offset by inefficiencies experienced in 2014 during the combination of certain businesses as well as the shifting of logistics to a third party provider. These inefficiencies in 2014 also contributed to the decrease in SG&A as a percentage of net sales during the nine months of 2015 as compared to the same period of 2014.

In addition to the restructuring and transformation charges noted in the above tables, these segments recorded approximately $1.8 million of inventory charges and $0.5 million of other severance charges during the third quarter of 2014 with no corresponding charges in the third quarter of 2015.

During the second quarter of 2014, we wrote down intangible assets to their fair value of zero. As a result, the AVC segments did not have amortization expense during the third quarter or nine months of 2015. See "Impairment of Long-lived Assets and Goodwill" below.

In July 2015, we received an unsolicited inquiry regarding the purchase of the TV One businesses ("TV One") that were part of the AVC entities and we commenced an evaluation of the potential sale of TV One.  On July 28, 2015, our Board of Directors approved the plan to sell the stock of TV One to a consortium of TV One's management on July 31, 2015.  Under the terms of the agreement, we have no ongoing involvement or obligations with respect to TV One and we are not obligated to indemnify the purchasers in connection with this transaction.  There was no substantial cash consideration received in connection with the transaction and we recorded a loss on sale of assets of approximately $2.9 million in the third quarter of 2015, which is included in "other" in the tables above. The disposed entities had net sales, operating losses, and depreciation and amortization expense, respectively, of approximately $1.2 million and $3.4 million (including approximately $2.9 million related to the loss on sale of assets) for the third quarter of 2015, and approximately $5.3 million, $1.4 million (including approximately $0.2 million of restructuring and transformation costs), and $0.3 million for the third quarter of 2014. The disposed entities had net sales, operating losses, impairment of long-lived assets and goodwill, and depreciation and amortization expense, respectively, of approximately $9.0 million, $8.2 million (including approximately $1.0 million of restructuring and transformation costs and approximately $2.9 million related to the loss on sale of assets), $1.2 million, and $0.6 million for the nine months of 2015, approximately $15.2 million, $23.1 million (including approximately $0.5 million of restructuring and transformation costs), $19.4 million, and $2.0 million for the nine months of 2014, and approximately $20.3 million, $23.9 million (including approximately $0.5 million of restructuring and transformation costs), $19.4 million, and $2.3 million for the year ended December 31, 2014.

Additionally, on July 28, 2015, the Company’s Board of Directors approved a restructuring plan designed to merge the operations of Gefen into Core Brands, including the exit from certain product lines. This restructuring plan commenced in the third quarter of 2015. Costs to be incurred in connection with the plan are expected to be in the range of $8.0 million to $9.0 million, comprised principally of employee separation costs and certain asset impairment charges, principally related to inventory write-offs associated with the products that will be discontinued. During the third quarter of 2015, we recorded within COGS and SG&A approximately $6.5 million and $0.8 million, respectively, of severance, inventory, and other charges related to this plan.

Impairment of Long-lived Assets and Goodwill

During the second quarter of 2014, we determined that the significant under performance of our AVC companies through the first half of the year, along with a declining earnings forecast for the remainder of 2014 and beyond, represented an indicator of impairment related to the long-lived assets of these businesses. As a result, we performed the first step in the long-lived assets impairment test pursuant to ASC 360, “Property, Plant and Equipment” and compared the forecasted undiscounted cash flows for these businesses to their net assets. These cash flows were insufficient to recover the carrying value of these businesses. Based on the estimated fair values of the asset groups and the long-lived assets, we recorded an aggregate impairment charge of approximately $80.4 million to write down the long-lived assets to their fair values. This charge was comprised of approximately $74.7 million for intangible assets, primarily trademarks, customer relationships and developed technology, approximately $4.4 million for goodwill and approximately $1.3 million for property and equipment.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

As a result of certain restructuring initiatives that we commenced in the second quarter of 2015, we identified an indicator of impairment related to the long-lived assets of certain of our AVC companies due to declining operating results related to these companies. Based on review of the forecasted undiscounted cash flows over the remaining estimated useful life of the primary asset of the asset group, we determined that there was insufficient forecasted net positive cash flows to recover the net book value of property and equipment and such property and equipment had no material salvage value. As a result, we recorded an impairment charge of approximately $1.2 million to reduce the carrying value of the property and equipment to zero.

Unallocated

Unallocated operating loss was approximately $12.6 million and $15.6 million for the third quarter of 2015 and 2014, respectively, and was approximately $38.0 million and $49.5 million for the nine months of 2015 and 2014, respectively.

Operating loss for the periods presented is comprised of the following:

	Third Quarter of		Nine Months of
	2015	2014	2015	2014
			(Dollar amounts in millions)

Corporate general administrative	$8.8	$11.8	$28.9	$32.8
Legal fees	0.9	0.6	2.6	1.3
Operational improvement initiatives	1.1	2.1	1.3	6.1
Acquisition costs	0.4	0.3	0.8	5.9
Share based compensation expense	0.3	0.8	2.6	3.4
Executive transition employment and separation agreement costs and other fees	1.1	—	1.8	—
	$12.6	$15.6	$38.0	$49.5

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

Provision (Benefit) for Income Taxes

The provision for income taxes for the third quarter of 2015 and 2014 was approximately $5.3 million and $1.0 million, respectively. Due to a review of financial performance through the third quarter of 2015 and an updated financial outlook, there was a reduction in our estimated annual effective tax rate in the third quarter of 2015. As a result of this change in our estimated effective annual tax rate, we recorded a provision for income taxes for the third quarter of 2015 but a benefit from income taxes for the nine months of 2015. The benefit from income taxes for the nine months of 2015 and 2014 was approximately $3.0 million and $16.3 million, respectively. The effective income tax rate of a benefit of approximately 8.9% for the nine months of 2015 differs from the United States federal statutory rate of 35% principally as a result of the impact of losses in certain jurisdictions that cannot be benefited and non-deductible expenses. The effective income tax rate of a benefit of approximately 24.5% for the nine months of 2014 differs from the United States federal statutory rate of 35% principally as a result of non-deductible goodwill impairment, U.S. tax on unremitted earnings, losses in certain jurisdictions that cannot be benefited, and uncertain tax positions, partially offset by the impact of foreign rates.

Foreign Net Sales and Operating Earnings

Net sales and operating earnings derived from international markets are subject to economic, political, and currency risks, among others. Foreign net sales and operating earnings from foreign operations are attributed based on the location of our subsidiary responsible for the sale.

Foreign net sales by region and segment for the third quarter and nine months of 2015 and 2014 were as follows:

	Third Quarter of				Nine Months of
	2015		2014		2015		2014
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales

Canada:
AQH	$25.9	4.2%	$30.8	4.8%	$76.6	4.0%	$86.8	4.5%
SCS	1.2	0.2	0.6	0.1	3.0	0.2	2.6	0.1
CAS	28.4	4.6	25.3	3.9	85.7	4.5	79.3	4.2
	55.5	9.0	56.7	8.8	165.3	8.7	168.7	8.8

Europe:
AQH	8.0	1.3	8.7	1.4	26.0	1.4	33.5	1.8
ERG	8.7	1.4	11.9	1.9	26.5	1.4	31.3	1.6
RCH	20.4	3.3	24.3	3.8	63.7	3.4	53.8	2.8
AVC	0.6	0.1	3.4	0.5	4.7	0.2	11.0	0.6
	37.7	6.1	48.3	7.5	120.9	6.4	129.6	6.8

Other Regions:
AQH	2.0	0.3	1.6	0.2	5.0	0.3	3.5	0.2
AVC	—	—	—	—	—	—	1.4	0.1
	2.0	0.3	1.6	0.2	5.0	0.3	4.9	0.3

Total foreign net sales	$95.2	15.4%	$106.6	16.6%	$291.2	15.4%	$303.2	15.9%

Operating earnings of foreign operations, consisting primarily of the results of operations of our Canadian, European, and Asian subsidiaries, were approximately 6.2% and 7.3% of consolidated operating earnings (before allocations of corporate overhead costs) for the third quarter of 2015 and 2014, respectively, and were approximately 14.4% and 7.8% of consolidated operating earnings (before allocations of corporate overhead costs and impairment charges) for the nine months of 2015 and 2014, respectively.

Our foreign net sales and results from operations are impacted by fluctuations in the respective local currency rates to the U.S. dollar and as a result, the amounts disclosed above include the impact of translation adjustments.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

Liquidity and Capital Resources

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments, and debt repayments. Our principal sources of liquidity are cash flows from operations, existing unrestricted cash and cash equivalents, and the use of borrowings under our $300.0 million senior secured asset-based revolving credit facility which matures in 2017 ("ABL Facility"). The indentures related to our 8.5% Senior Notes due 2021 (the "8.5% Notes"), the credit agreements governing our ABL Facility and our Term Loan Facility due 2020, and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions. See Note E, "Notes, Mortgage Notes and Obligations Payable", to the unaudited condensed consolidated financial statements included elsewhere herein and “- Debt Covenant Compliance” below.

There can be no assurance that we will generate sufficient cash flow from the operations of our subsidiaries, or that future financings will be available on acceptable terms or in amounts sufficient to enable us to service or refinance our indebtedness, or to make necessary capital expenditures.

Operational Improvement Initiatives

Our Board of Directors approved a comprehensive set of operational improvement initiatives which we expect will result in significant improvements in efficiencies and reductions in operating costs and expenses, both in manufacturing processes and in administrative functions, which will better align us with the markets we serve and will improve our overall competitiveness. In part, these objectives were designed to help transition the company toward a center-led business model which better leverages our global strengths and resources. These initiatives which began in 2013, and which we expect will continue into 2016, have enabled us to make significant progress toward that goal. In addition to efficiencies and cost reductions, these initiatives are allowing us to focus greater effort and resources on product development, marketing and sales, and customer service. We consider these initiatives to be important to our ability to maintain and improve our position in many of our markets and to allow us to expand in certain other markets. These initiatives address a wide variety of key areas of operations, including, for example, (i) optimizing the number and location of manufacturing, warehousing and distribution facilities, (ii) optimizing our procurement sources and processes, (iii) determining the potential for leveraging administrative resources across various operating groups, (iv) combining and/or relocating individual operations to leverage common management, (v) implementing global information systems to facilitate communication and resource sharing in areas such as finance and human resources and (vi) introducing new products and expanding our presence in certain markets. In addition, further initiatives in the CAS segment are intended to facilitate the consolidation of its North American manufacturing operations and move to common product platforms and systems. See Note F, "Exit and Disposal Activities", to the unaudited condensed consolidated financial statements included elsewhere in this report for further description surrounding the costs associated with certain of these activities.

Given the wide ranging impact of these initiatives, we have made and plan to make significant incremental investments in staffing, research and development projects and specialized consulting resources, including engaging certain additional, third party resources with specialization in the areas of procurement, logistics, process optimization, and optimizing the design, pricing and cost of product offerings. During the third quarter of 2015 and 2014, we recorded approximately $6.8 million and $5.9 million, respectively, and during the nine months of 2015 and 2014, we recorded approximately $19.4 million and $13.0 million, respectively, of operational improvement initiative costs, including investments in external resources as noted above.

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

In October 2015, it was determined that effective December 31, 2015, we would assume control of certain U.S. dedicated distribution centers that had been operated by a third party logistics provider since 2013. As a result, on the effective date, we will assume the operating lease arrangements for these distribution centers, as well as purchase, at fair value, certain machinery and equipment utilized in the operation of these distribution centers that is currently owned and operated by the third party. The purchase price

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

for the machinery and equipment will be finalized prior to the effective date and is expected to be between $5.0 million and $7.0 million. The operating leases that we will assume have initial remaining lease terms of approximately 1 to 3 years and contain renewal options ranging from an additional 3 to 15 years.

Second Quarter 2015 Debt Transaction

As noted previously, on April 2, 2015, we entered into the Incremental Term Loan and redeemed all of our outstanding 10% Notes. Pursuant to the Incremental Amendment, we must make quarterly payments equal to 0.25% times the aggregate original principal amount of the Incremental Term Loan. Unpaid principal amounts of approximately $251.1 million are due on the maturity date, October 30, 2020. The Incremental Term Loan bears interest, at our option, at a Base Rate or a Eurodollar Rate (both as defined in the Term Loan Facility Agreement), plus an applicable margin. The interest rate related to the Incremental Term Loan was approximately 3.5% at September 26, 2015.

Cash Flows

Our cash flows from operating, investing, and financing activities for the nine months of 2015 and 2014, as reflected in the unaudited condensed consolidated statements of cash flows included elsewhere herein, are summarized in the table below:

	Nine Months of
	2015	2014	Change
	(Dollar amounts in millions)

Net cash provided by operating activities	$20.6	$17.6	$3.0
Net cash used in investing activities	(93.9)	(282.1)	188.2
Net cash provided by financing activities	42.7	249.8	(207.1)
Net change in unrestricted cash and cash equivalents	$(30.6)	$(14.7)	$(15.9)

The increase in net cash provided by operating activities was principally the result of a decrease in working capital needs of approximately $9.3 million, partially offset by a decrease in changes in other long-term assets and liabilities of approximately $5.7 million and a decrease in net earnings (after the exclusion of non-cash items) of approximately $0.6 million.

The decrease in net cash used in investing activities was primarily the net result of a decrease in cash paid for acquisitions of approximately $190.2 million principally related to the acquisition of Reznor in the second quarter of 2014, partially offset by an increase in capital expenditures of approximately $1.4 million. Capital expenditures were approximately $29.1 million and $27.7 million for the nine months of 2015 and 2014, respectively.  Capital expenditures were approximately $38.9 million for the year ended December 31, 2014 and are expected to be between approximately $45.0 million and $55.0 million for 2015.

The decrease in net cash provided by financing activities is principally the result of an increase in the payment of ABL and other borrowings and the redemption of the 10% Notes in the second quarter of 2015, partially offset by an increase in ABL and other borrowings in the nine months of 2015.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

Outstanding Indebtedness

We had consolidated debt at September 26, 2015 of approximately $1,403.4 million consisting of the following:

(Amounts in millions)
8.5% Notes, net of premium	$738.7
Term Loan Facility, net of discount	606.5
ABL Facility	50.0
Long-term notes, mortgage notes and other indebtedness, net	7.7
Short-term bank obligations	0.5
$1,403.4

During the nine months of 2015, we had a net increase in our debt of approximately $57.1 million. This increase is primarily the result of a net increase in ABL borrowings of approximately $50.0 million, a net increase in debt of approximately $11.8 million related to the second quarter 2015 debt transactions noted above, partially offset by net payments relating to subsidiary debt of approximately $2.5 million.

Contractual Obligations

As discussed above, in the second quarter of 2015, we entered into an incremental secured term loan and redeemed all of our outstanding 10% Notes. The summary of our estimated future cash obligations for notes, mortgage notes and obligations payable and interest payments presented below has been updated from the amounts presented in our 2014 Form 10-K to reflect the following:

•	The 2015 amounts have been adjusted to reflect the estimated remaining amounts due as a result of actual activity in the nine months of 2015 and subsequent borrowings under the ABL Facility.

•	Payments related to the incremental secured term loan have been included through 2020.

•	The remaining principal payment related to the 10% Notes has been excluded from 2018.

•	Interest payments have been adjusted to reflect the estimated change in interest rates related to the incremental term loan and redemption of the 10% Notes.

	Payments Due by Period
	Remainder of 2015	2016 & 2017	2018 & 2019	2020 & Thereafter	Total
	(Dollar amounts in millions)
Notes, mortgage notes and obligations payable	$3.2	$63.1	$13.1	$1,323.4	$1,402.8
Interest payments	42.3	181.2	173.8	114.3	511.6

Additionally, as noted above, we will be assuming the lease obligations related to certain distribution centers of a third party logistics provider. The future minimum lease payments for these operating leases is as follows:

Year Ended December 31,	Future Minimum Rental Obligations
(Dollar amounts in millions)
2016	$4.3
2017	5.9
2018	3.3

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

may from time to time, in their sole discretion, purchase, repay, refinance, redeem or retire any of our outstanding debt, in privately negotiated or open market transactions, by tender offer or otherwise, which may be subject to restricted payment limitations.

Adequacy of Liquidity Sources

At September 26, 2015, we had approximately $27.8 million of unrestricted cash and cash equivalents, of which approximately $21.7 million was held by foreign subsidiaries, to fund our cash needs for the remainder of 2015. The cash held by foreign subsidiaries will be used primarily to fund the operations of our foreign subsidiaries, and with the exception of amounts at one subsidiary, are not expected to be repatriated. We have provided deferred taxes related to those amounts that are not indefinitely invested. There are no significant restrictions on the cash held by foreign subsidiaries.

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

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  At October 29, 2015, we had approximately $97.0 million in outstanding borrowings and approximately $11.9 million in outstanding letters of credit under the ABL Facility. Based on the September 2015 borrowing base calculations, at October 29, 2015, we had excess availability of approximately $191.1 million under the ABL Facility and approximately $161.1 million of excess availability before triggering the cash deposit requirements as discussed further below.

As noted previously, the indentures and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions (all as defined in the indentures and other agreements).  As of September 26, 2015, we had the capacity to make certain payments, including dividends, of approximately $109.8 million.

From time to time, we have evaluated and expect to continue to evaluate possible acquisition transactions and possible dispositions of certain of our businesses and at any given time may be engaged in discussions or negotiations with respect to possible acquisitions or dispositions.

Working Capital

Our working capital increased from approximately $304.7 million at December 31, 2014 to approximately $327.7 million at September 26, 2015, while our current ratio remained unchanged at 1.6:1 as of September 26, 2015 and December 31, 2014. This increase in our working capital is primarily the result of the net effect of the changes described further below.

Refer to “- Cash Flows”, “- Contractual Obligations” and “- Adequacy of Liquidity Sources” above for further discussions on the Company’s working capital and future uses of cash.

Unrestricted cash and cash equivalents decreased from approximately $58.4 million at December 31, 2014 to approximately $27.8 million at September 26, 2015.

Accounts receivable, less allowances, increased approximately $22.7 million, or approximately 7.0%, between December 31, 2014 and September 26, 2015, while net sales decreased approximately $18.3 million, or approximately 2.9%, in the third quarter of 2015 as compared to the fourth quarter of 2014. The acquisition of Anthro contributed approximately $12.5 million to net sales in the third quarter of 2015 with a corresponding accounts receivable balance at September 26, 2015 of approximately $4.2 million. The acquisition of Numera did not contribute any significant amount to net sales in the third quarter of 2015. The rate of change in accounts receivable in certain periods may be different than the rate of change in sales in such periods principally due to the timing of net sales, the level of sales recognized on a cash basis, as well as collections from our customers.  Increases or decreases in net sales near the end of any period generally result in significant changes in the amount of accounts receivable on the date of the balance sheet at the end of such period, as was the case in September 2015. Accounts receivable from customers related to

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

foreign operations decreased approximately $5.8 million, or approximately 8.9%, between December 31, 2014 and September 26, 2015.

Inventories increased approximately $11.3 million, or approximately 3.0%, between December 31, 2014 and September 26, 2015. The acquisition of Anthro contributed approximately $3.1 million to the increase in inventories between December 31, 2014 and September 26, 2015. The remaining change in inventories is primarily related to an increase in the ERG segment due to increased purchasing in anticipation of higher sales due to seasonality and an increase in the AQH segment due, in part, to inventory build related to new products. These increases were partially offset by a decrease in the RCH segment due to seasonality within the Reznor business and a decline in inventory build-up associated with regulatory changes that became effective in January 2015.

Accounts payable decreased approximately $17.1 million, or 5.9%, between December 31, 2014 and September 26, 2015. The acquisition of Anthro contributed approximately $1.1 million to accounts payable between December 31, 2014 and September 26, 2015. The remaining change primarily relates to the net effect of timing of payments and increased purchases as noted previously.

Accrued expenses, taxes, and deferred revenue increased approximately $17.7 million, or approximately 8.0%, between December 31, 2014 and September 26, 2015. The acquisition of Anthro contributed approximately $2.6 million to the change in accrued expenses, taxes and deferred revenue between December 31, 2014 and September 26, 2015. The remaining change is primarily a result of the timing of payments associated with an increase in accrued interest and contingent consideration recorded related to the acquisition of Numera.

Changes in certain working capital accounts, as noted above, between December 31, 2014 and September 26, 2015, differ from the changes reflected in our unaudited condensed consolidated statement of cash flows for such period as a result of non-cash items including, among others, the effect of changes in foreign currency exchange rates.

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

In addition, the indenture that governs our 8.5% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indenture governing our 8.5% Notes and the credit agreement that governs the Term Loan Facility also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined in the indenture governing the 8.5% Notes and the credit agreement governing the Term Loan Facility) for such trailing

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

four quarter period. As of September 26, 2015, under the 8.5% Notes (before the inclusion of run rate cost savings and synergies) the FCCR was approximately 3.02 to 1.0.

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

As of September 26, 2015, we were in compliance with all covenants under the indenture that governs the 8.5% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility and we believe it is reasonably assured that we will comply with the covenants for the foreseeable future.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

The following table reconciles net loss to CCF and ACCF for the 8.5% Notes for the trailing four quarters ended September 26, 2015:

	(1)	(2)	(3)	LTM Ended
	Year Ended	Nine Months of		(1)+(2)-(3)
	December 31, 2014	2015	2014	September 26, 2015
	(Dollar amounts in millions)

Net loss	$(45.6)	$(30.6)	$(50.2)	$(26.0)
Benefit from income taxes	(19.4)	(3.0)	(16.3)	(6.1)
Loss from debt retirement	2.3	14.8	2.3	14.8
Interest expense	105.7	76.1	78.1	103.7
Investment income	(0.1)	—	(0.1)	—
Depreciation and amortization expense	105.4	87.3	77.1	115.6
Consolidated Cash Flow	$148.3	$144.6	$90.9	$202.0
Investment income	0.1	—	0.1	—
Non-cash impairment charges	80.4	1.2	80.4	1.2
Non-recurring losses (a)	1.4	6.4	0.6	7.2
Acquisition fees and expenses	7.5	0.8	6.2	2.1
Gain on sale of assets	(0.3)	—	(0.3)	—
Joint venture income	—	(0.7)	(0.3)	(0.4)
Share-based compensation expense	6.2	3.7	4.9	5.0
Net foreign exchange losses (gains) (b)	1.2	(0.3)	0.6	0.3
Restructuring and transformation charges (c)	30.4	43.3	20.9	52.8

Pro-forma effect of acquisitions and dispositions (d)	16.3	2.3	14.5	4.1
Adjusted Consolidated Cash Flow (e)	$291.5	$201.3	$218.5	$274.3

(a)
Amounts relate to non-recurring gains or losses, as defined in the indenture governing the 8.5% Notes. For the trailing four quarters ended September 26, 2015, this amount includes (1) the loss on sale of assets of TV One of approximately $2.9 million in the AVC segments, (2) approximately $2.6 million in legal and other professional services incurred related to the FCPA investigation in the SCS segment, (3) approximately $1.8 million of charges associated with executive transition employment and separation agreement costs and other fees within Unallocated, (4) a reduction in severance costs of approximately $(0.2) million related to headcount reductions in the CAS segment, (5) approximately $0.2 million related to the write-off of deferred equity costs within Unallocated, and (6) accretion of approximately $(0.1) million to record leasehold fair value adjustments.

(b)	Non-cash foreign exchange (gains) losses relate to intercompany debt not indefinitely invested in our subsidiaries, recorded within Unallocated.

(c)
Includes all restructuring charges, including severance, relocation and transformation/transition costs. Costs associated with these activities for the trailing four quarters ended September 26, 2015 were as follows:

	(1)	(2)	(3)	LTM Ended
	Year Ended	Nine Months of		(1)+(2)-(3)
	December 31, 2014	2015	2014	September 26, 2015
	(Dollar amounts in millions)
Subsidiary Combinations	$4.4	$7.5	$3.2	$8.7
Manufacturing Rationalization & Relocation Initiatives	14.7	6.3	8.4	12.6
Warehousing & Distribution Consolidation	2.8	11.3	1.7	12.4
CAS Segment Consolidation	—	8.2	—	8.2
Other operational improvement initiatives	8.2	3.4	7.6	4.0
All other exit and disposal activities	0.3	6.6	—	6.9
	$30.4	$43.3	$20.9	$52.8

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

(d)
Includes the pro-forma effect of our acquisitions of Reznor, Phoenix, Anthro, and Numera, as if the acquisitions had occurred on the first day of the four-quarter reference period, and the pro-forma effect of our disposition of TV One as if the disposition had occurred on the first day of the four-quarter reference period. See Note B, "Acquisitions and Dispositions", to the unaudited condensed consolidated financial statements included elsewhere herein, for additional pro forma information surrounding the acquisition of Reznor.

(e)
Under the indenture governing the 8.5% Notes, ACCF includes the amount of run-rate cost savings and synergies, as defined. Such amounts are estimates of future cost savings and synergies resulting from actions taken by us, however there can be no assurance that these cost savings and synergies will be realized in the future in the amounts estimated, or at all. We have excluded gross run-rate cost savings and synergies from the above table.

As noted previously, under the amended ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 10.0% of the U.S. and Canadian credit facilities, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. At September 26, 2015, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility exceeded $30.0 million and 10.0% of the U.S. and Canadian credit facilities. Our FCCR under the ABL Facility at September 26, 2015 was 2.11 to 1.0. Similar to the 8.5% Notes, the FCCR under the ABL Facility is the ratio of ACCF to Fixed Charges; however, in addition to other differences, ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at September 26, 2015 was approximately $217.7 million.

Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At September 26, 2015, the fair value of our unrestricted and restricted investments was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At September 26, 2015 and December 31, 2014, approximately 53% and 74%, respectively, of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates. Based upon interest rates in effect at September 26, 2015, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $1.7 million for the remainder of 2015.

Foreign Currency Risk

We manufacture, market and sell our products globally. For each the third quarter and nine months of 2015, a portion of our sales were generated outside the United States in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, our reporting currency. The impact of changes in foreign currency exchange rates related to transactions resulted in a decrease in net foreign exchange losses recorded in SG&A of approximately $3.2 million and $3.7 million for the third quarter and nine months of 2015, respectively, as compared to the same periods of 2014. The impact of changes in foreign currency exchange rates related to currency translation resulted in a decrease in stockholders’ investment of approximately $4.0 million and $4.4 million for the third quarter of 2015 and 2014, respectively. The impact of changes in foreign currency exchange rates related to currency translation resulted in a decrease in stockholders’ investment of approximately $7.8 million and $4.8 million for the nine months of 2015 and 2014, respectively.

During the third quarter of 2015, we enhanced our program to mitigate exposure to changes in foreign currency exchange rates. The enhancement to the program included the use of foreign currency forward contracts, which were entered into during the third

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 26, 2015
AND THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 27, 2014

quarter of 2015, to minimize, for a period of time, the impact on our financial results from changes in foreign exchange rates, primarily the British Pound Sterling, Canadian Dollar and the Chinese Yuan Renminbi. During the third quarter of 2015, we also entered into certain foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Mexican Peso. This does not eliminate the impact of the volatility of foreign exchange rates. We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances.

During the third quarter of 2015, the Company commenced using currency forward contracts as part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. We had non-designated foreign currency hedge contracts outstanding with a notional amount of approximately $18.0 million as of September 26, 2015. During the third quarter of 2015, we recorded approximately $0.1 million of unrealized losses related to contracts outstanding as of September 26, 2015. During the third quarter of 2015, we settled non-designated foreign currency hedge contracts with a notional amount totaling approximately $15.9 million resulting in a realized loss upon settlement of approximately $0.3 million. All of our foreign currency hedge contracts to date have been non-designated contracts. As the losses related to non-designated foreign currency hedge contracts are not material, they have been reflected in other expense, which is a component of SG&A, within our condensed consolidated statement of operations.

Item 3.               Quantitative and Qualitative Disclosures about Market Risk

Other than as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”, there have been no material changes to our exposures to market risk since December 31, 2014.

Item 4.              Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer and the Company’s Corporate Disclosure and Controls Committee, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon that evaluation, the Company’s Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 26, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The acquisition of Reznor on April 30, 2014, Phoenix on October 8, 2014, Anthro on January 21, 2015, and Numera on June 30, 2015 have expanded the Company's internal control environment. The Company has not completed the integration of the acquired operations and systems into its overall internal control over financial reporting process. The process of integrating policies, processes, people, technology, operations and systems for the combined companies may result in additions or changes to the Company's internal control over financial reporting in the future. Management will continue to evaluate its internal control over financial reporting as the Company executes its integration activities.

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

Issuer’s Purchases of Equity Securities

We do not currently have a publicly announced plan to repurchase shares. Below is a summary of our common stock repurchases during the third quarter ended September 26, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 28 - July 25, 2015	—	$—	—	—

July 26 - August 22, 2015	217	$74.39	—	—

August 23 - September 26, 2015	—	$—	—	—

(1)
Shares repurchased by us during the third quarter of 2015 from employees who surrendered shares to satisfy minimum statutory income tax withholding obligations arising in connection with the vesting of restricted stock awards, which we pay in cash to the appropriate taxing authorities on behalf of our employees.

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

November 3, 2015