Form 10-K
period 2015-12-31
NORTEK INC
filed 2016-02-29
CIK 1216596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of the last business day of the registrant's most recently completed second fiscal quarter (June 27, 2015), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $822.8 million. The registrant's common stock trades on the NASDAQ Global Market under the symbol “NTK”.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

The number of shares of the registrant's common stock par value $0.01 per share outstanding as of February 22, 2016 was 16,401,089.

Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
WEBSITE ACCESS TO COMPANY REPORTS
Copies of our filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K) are available on our website, www.nortek.com, free of charge, as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC.
Investors and others should note that we announce material financial information to our investors using our investor relations website (investors.nortek.com), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about our company, our services and other issues. Nortek has used, and intends to continue to use, our investor relations website as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

PART I

ITEM 1.	BUSINESS.

General

Nortek was founded in 1967 and is headquartered in Providence, Rhode Island. The Company is incorporated in the State of Delaware. In this annual report, “Nortek,” the “Company,” “we,” “us,” and “our” refer to Nortek, Inc. and its wholly-owned subsidiaries unless the context requires otherwise. This term is used for convenience only and is not intended as a precise description of any of the separate corporations, each of which manages its own affairs.

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

During the second quarter of 2015, we transferred the management of our UK commercial HVAC subsidiary from the CAS segment to the RCH segment. Additionally, during the second quarter of 2014, we changed the composition of our reporting segments to exclude the audio, video and control ("AVC") entities (formerly the "AV entities") from the SCS segment due to the Chief Operating Decision Maker's decision to operate each of these entities separately and manage each as a standalone segment. The AVC entities have been combined and have not been reported separately as these operating segments are individually not significant (the "AVC segments"). These entities were principally acquired at various times from 2003 to 2011. As a result of these changes, we have restated prior period segment disclosures to conform to the new composition.

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

Acquisitions

Nortek has implemented a strategy related to the process by which we evaluate and pursue strategic acquisitions. We plan to pursue acquisitions that are highly synergistic, have a strong strategic rationale, and meet or exceed internal financial hurdles; this focused approach to growth is expected to result in improved value creation for our stockholders.
Acquisitions are included in our consolidated results from the date of their acquisition. We made the following acquisitions in 2015:

Reporting Segment	Acquired Company	Acquisition Date	Primary Business of Acquired Company
ERG	Anthro Corporation ("Anthro")	January 21, 2015	Designs, develops, markets and manufactures technology furniture products
SCS	Numera, Inc. ("Numera")(1)	June 30, 2015	Designs mobile personal emergency response system ("PERS") products and cloud-based software platforms that enable a range of personal safety and health reporting services

(1)	Relates to the mobile personal emergency response system and telehealth business of Numera.

See Note 2, “Acquisitions and Dispositions”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report for a detailed description of these acquisitions.

Our Business Segments

Segment	Primary Products	Major Brands(1)	2015 Net Sales(2)(3)

AQH	Range hoods, exhaust fans, indoor air quality products, central vacuum systems	Broan®, NuTone®, Venmar®, Best™, Zephyr™	$598.1

SCS	Security, automation, health and wellness, and access control equipment and systems	Linear®, 2GIG®, GTO/PRO®, Numera®, Mighty Mule®	427.3

ERG	Wall and desk mounts, carts, arms, workstations, stands, related accessories	Ergotron®, OmniMount®, Anthro™	350.2

RCH	Split-system and packaged air conditioners and heat pumps, air handlers, furnaces, unit and radiant heaters	Frigidaire®, Gibson®, Westinghouse®, Maytag®, Broan®, NuTone®, Intertherm®, Reznor®, Ambi-Rad®, Vapac®, Edenaire®	594.9

CAS	Custom-designed and engineered HVAC products, including air handlers and large rooftop cooling and heating systems	Mammoth®, Temtrol™, Ventrol™, Huntair®, Governair®, Cleanpak®, Fanwall®	426.3

AVC segments	Residential audio/video and home automation solutions, power conditioners, and professional video signal management solutions	Niles®, Elan®, SpeakerCraft®, Panamax®, Gefen®	129.3

		Total	$2,526.1

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

Air Quality and Home Solutions Segment

Our AQH segment primarily manufactures, markets, and distributes room and whole house ventilation products for the professional remodeling and replacement markets, residential new construction market, and do-it-yourself (“DIY”) market. Based on internal research and analysis, we estimate that approximately 69% to 73% of the segment's 2015 net sales were sold for remodeling and replacement applications versus residential new construction. We sell the products in our AQH segment to distributors and dealers of electrical and lighting products, kitchen and bath dealers, retail home centers and private label customers.

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

Security and Control Solutions Segment

Our SCS segment manufactures and distributes a broad array of products designed to provide convenience and security primarily for residential applications. The principal product categories in this segment include security, automation, health and wellness, and access control equipment and systems.

The segment's security, automation and access control products include residential and certain commercial intrusion protection systems and components focused on wireless technology such as control panels, keypads and telephone entry systems, radio transmitters, window and door contacts, and lighting control devices as well as garage and gate operators. These products are sold under the Linear®, Numera®, 2GIG®, GoControl®, GTO/PRO®, and Mighty Mule® brands, as well as others including private labels for certain customers.

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
December 31, 2015

Ergonomic and Productivity Solutions Segment

Our ERG segment manufactures and distributes a broad array of innovative products that are designed to improve ergonomic and productivity for users of computers and digital displays. Products in this segment include computer workstations with ergonomic features including wall mounts, carts, arms, desk mounts, desks, and stands that attach to or support a variety of display devices such as notebook computers, computer monitors, and flat panel displays. Many of these products are offered with features that allow users to comfortably sit or stand while working at a computer. The segment also sells charging carts designed for notebook computers and tablet devices. These workstations support critical professional computing applications such as electronic medical records, digital imaging, and computerized learning environments.

These products are sold under the Ergotron®, OmniMount®, ErgotronHome™, and Anthro™ brand names, as well as certain original equipment manufacturer brand names in the personal computer and medical device industry. We sell the products in our ERG segment to distributors, retailers and original equipment manufacturers. Through these channels, the segment serves the healthcare, education, office, hospitality and home markets. Sales in this segment are primarily driven by personal computer and information technology spending and consumer purchases of flat-panel televisions as well as adoption and penetration rates of our products in key end markets.

The segment offers innovative products under its strong brands, and at competitive prices, which we believe allows it to expand its distribution and its relationships with original equipment manufacturer customers. Another key component of our strategy in this segment is the continuous introduction of new products that provide progressive workflow solutions for employee and student wellness and emerging digital technologies. Quality and customer service are also fundamentally important due to the critical nature of many of the applications the segment supports.

The segment's primary products compete with many domestic and international suppliers in various markets. The segment competes with Milestone AV Technologies (sells under the Chief and Sanus brand names), Humanscale, Bretford, and Varidesk, among others.

Residential and Commercial HVAC Segment

Our RCH segment principally manufactures and sells split-system and packaged air conditioners and heat pumps, furnaces, air handlers and parts for the residential replacement and new construction markets. In addition, this segment produces unit heaters, radiant heaters and rooftop HVAC products primarily for industrial and commercial applications. During 2015, we estimate that between approximately 85% and 89% of this segment's net sales were attributable to applications other than the residential new site-built construction market. For residential homes and certain commercial structures, the segment markets its products under the licensed brand names Frigidaire®, Tappan®, Philco®, Kelvinator®, Gibson®, Westinghouse® and Maytag®. The segment also supplies products to certain of its customers under the Broan®, NuTone® and certain private label brand names. Commercial products in the segment are principally sold under the Reznor®, Ambi-Rad®, Gaz Industrie™ and Mammoth® brand names. Our subsidiary, Eaton-Williams Group Limited, manufactures and markets custom and standard air conditioning and humidification equipment throughout Western Europe under the Vapac®, Cubit™, Edenaire™, and Moducel™ brand names.

The segment sells residential HVAC products for use in residential homes primarily through independently owned distributors who sell to HVAC contractors. In 2015 and 2014, the segment opened several of its own distribution centers in certain markets where it had disproportionately low sales. Building on this distribution strategy, the segment acquired the HVAC distribution business of Phoenix Wholesale, Inc. in 2014. The segment now has twelve Company-owned distribution locations. In the residential HVAC market, the segment competes with, among others, Carrier Corporation (a subsidiary of United Technologies Corporation), Rheem Manufacturing Company, Lennox Industries, Inc., Trane, Inc. (a subsidiary of Ingersoll Rand Company), York by Johnson Controls, and Goodman Global, Inc. (a subsidiary of Daikin Industries, Ltd.). The segment also sells residential HVAC products outside of North America, primarily in Latin America. These sales outside of North America consist of not only the segment's manufactured products, but also products manufactured to specification by outside sources. The products are sold under the Westinghouse® licensed brand name, the segment's own Miller® brand name, as well as other private label brand names.
Within the residential market, we believe we are one of the largest suppliers of HVAC products for manufactured homes in the United States and Canada, based on revenues. In the manufactured housing market, the segment markets its products under the Intertherm® and Miller® brand names. The segment sells its manufactured housing products to builders of manufactured housing and, through distributors, to manufactured housing retailers and owners. The majority of our sales to manufactured housing builders are for furnaces, and in the aftermarket channel of distribution, we sell both new and replacement air conditioning units and heat

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

pumps, as well as replacement furnaces. We believe that we have one major competitor in the manufactured housing furnace market, Johnson Controls, which markets its products primarily under the “Coleman” name. The segment competes with most major industry manufacturers in the manufactured housing air conditioning market.
Commercial products in this segment are primarily sold in North America and Europe through a combination of distributor partners and direct sales efforts. Principal end-use applications for this segment’s commercial HVAC products include warehouses, factories, restaurants, retail locations and institutional buildings. In addition to certain of the competitors listed above, the commercial portion of this segment competes with, among others, Lennox Industries, Inc., Modine Manufacturing Company, Mestek, Inc., and AAON, Inc.
The segment competes in its markets primarily on the basis of breadth and quality of its product line, distribution, product availability and price.
Custom and Commercial Air Solutions Segment

Our CAS segment designs, manufactures and sells custom HVAC products and systems, primarily in North America, for commercial and industrial applications for markets that include healthcare and educational facilities, offices and retail, manufacturing facilities, clean rooms, data centers, and government buildings. The principal products sold by this segment are customer air handlers, energy recovery systems, integrated operating room systems, and large rooftop cooling and heating products. The segment markets its commercial HVAC products under the brand names of Governair®, Mammoth®, Temtrol®, Venmar CES™, Ventrol®, Webco®, and Huntair®. For 2015, we estimate that between approximately 42% and 46% of this segment's sales came from replacement and retrofit activity, which typically is less cyclical than new construction activity and generally commands higher margins.

The segment specializes in custom-designed and engineered HVAC products and systems that meet the specific requirements of its customers and optimize total cost of ownership in ways that are often not possible with standard commercial equipment. As a result, the segment's custom equipment can be designed to match a customer's exact space, capacity and performance requirements. The segment's commercial HVAC products are marketed through independent manufacturers' representatives, as well as other sales, marketing and engineering professionals. The independent representatives are typically HVAC engineers, which is a significant factor in marketing the segment's products because of the design-intensive nature of the market segment in which the segment competes. The segment sells its HVAC products and systems to contractors, owners and developers of the full breadth of commercial and industrial buildings. The segment works to maintain strong relationships with design engineers, building owners, as well as the in-house engineers who are most likely to value the benefits and long-term cost efficiencies of its equipment.

We believe that we are among the largest suppliers of custom and engineered HVAC products in the United States. The segment's four largest competitors in this market are Carrier Corporation (a subsidiary of United Technologies Corporation), York by Johnson Controls, Daikin Applied (a subsidiary of Daikin Industries, Ltd.), and Trane, Inc. (a subsidiary of Ingersoll-Rand Company). The segment competes primarily on the basis of engineering support, quality, design, construction flexibility and lead times, and total installed system cost. We believe that our ability to produce equipment that meets the performance characteristics required by the particular product application provides us with an advantage in the marketplace.

Audio, Video and Control Solutions segments

Our AVC segments manufacture and markets a broad array of products and solutions primarily for the residential audio, video automation and control, as well as for commercial power management, control and signal management markets. The principal product categories in these segments are smart home control and automation equipment, residential distributed audio and video equipment (including amplifiers, architectural speakers and power conditioners, among other products), and commercial power sequencing and video signal distribution and management solutions.

The residential audio/video and home automation solutions include smart home automation systems, whole-house audio/video products, power conditioning and surge protection equipment (including remote energy management solutions), as well as certain accessories often used with these systems. The segment’s home control and automation systems include software and hardware that facilitate the control of third-party residential smart-home subsystems such as home theater, whole-house audio, climate control, lighting, security and irrigation. Whole-house audio/video products include multi-room/multi-source controllers, amplifiers and architectural speakers among other products. Both the automation and whole-house audio/video sub-segments include control devices such as keypads, remote controls and volume controls. The power conditioning and surge protection equipment includes both the conditioning and surge protection hardware as well as software to remotely manage power delivered to connected devices.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

These products are sold under the Elan®, Niles®, SpeakerCraft®, Panamax®, Furman™, and Xantech® brand names, among others.

The segments' professional video signal management solutions allow conversion of video signals into various formats as well as the extension and transmission of video signals to multiple display screens. Professional power management solutions include power filtration, protection and management solutions. In some cases video signal management and power management solutions are used together. These products are often used in non-residential applications such as retail outlets, airports, casinos, houses of worship, live event venues, and command and control centers as well as certain residential applications and are sold under the Gefen® and Furman® brand names.

We sell the products through a global preferred distributor network as well as direct to dealers, professional installers, electronics retailers and original equipment manufacturers. The distributor network includes low voltage security channel distributors that stock speakers, light control solutions, power protection and management. Sales in the residential market are primarily driven by new construction, remodels in existing properties, and replacement applications. Sales in the commercial markets are driven by consultants and commercial specifiers to design and implement primarily audio and video protection and distribution in commercial organizations. For its direct dealers, the AVC segments provide a self-service portal enabling product purchases supported by product resources including training materials, product specifications and related information.

These segments offer its broad array of products under widely-recognized and market leading brands, which we believe will allow the businesses to expand their presence in both the residential and commercial installation markets. The segments' primary products compete with products supplied by many domestic and international suppliers in various markets. The segments compete with Crestron Electronics, Inc., AMX LLC (owned by Harman International Industries, Inc.), and Control4 Corporation, among others. The segments compete with suppliers of competitive products primarily on the basis of quality, distribution, delivery and price.

 Manufacturing Facilities

The number of manufacturing facilities by segment at December 31, 2015 was as follows:

Segment	Number of Manufacturing Facilities

Air Quality and Home Solutions	10

Security and Control Solutions	2

Ergonomic and Productivity Solutions	4

Residential and Commercial HVAC	9

Custom and Commercial Air Solutions	6

Backlog

Backlog expected to be filled within the next twelve months was approximately $309.6 million as of December 31, 2015 as compared to approximately $366.4 million as of December 31, 2014. The decrease in backlog at December 31, 2015 as compared to December 31, 2014 was primarily due to increased backlog in 2014 relating to RCH due to pre-build orders which were fulfilled in 2015 associated with regulatory changes effective in January 2015, and a decrease in orders in the CAS segment due to the timing of orders and product mix.

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
December 31, 2015

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

Research and Development

Our research and development activities are principally for new product development. Research and development costs were approximately $77.7 million, $75.4 million and $65.5 million for 2015, 2014 and 2013, respectively, and represented approximately 3.1%, 3.0% and 2.9% of consolidated net sales for 2015, 2014 and 2013, respectively.

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

Environmental and Regulatory Matters

We are subject to numerous federal, state, local and foreign laws and regulations relating to protection of the environment, including those that impose limitations on the discharge of pollutants into the environment (land, air and water), establish standards for the use, treatment, storage and disposal of solid and hazardous materials and wastes, and govern the cleanup of contaminated sites. We believe that we are in substantial compliance with the material laws and regulations applicable to us. We are involved in current, and may become involved in future, remedial actions under federal and state environmental laws and regulations which impose liability on companies to clean up, or contribute to the cost of cleaning up, sites currently or formerly owned or operated by such companies or sites at which their hazardous wastes or materials were disposed of or released. Such claims may relate to properties or business lines acquired by us after a release has occurred. In other instances, we may be partially liable under law or contract to other parties that have acquired businesses or assets from us for past practices relating to hazardous materials or wastes. Expenditures for 2015, 2014 and 2013 to evaluate and remediate such sites were not material to our business, either individually or collectively. While we are able to reasonably estimate certain of our contingent losses, we are unable to estimate with certainty our range of reasonably possible losses in connection with identified or yet to be identified remedial actions due, among other reasons, to: (i) uncertainties surrounding the nature and application of current or future environmental regulations, (ii) our lack of information about additional sites where we may be identified as a potentially responsible party ("PRP"), (iii) the level of clean-up that may be required at specific sites and choices concerning the technologies to be applied in corrective actions and (iv) the time periods over which remediation may occur. Furthermore, since liability for site remediation may be joint and several, each PRP is potentially wholly liable for other PRPs that become insolvent or bankrupt. Thus, the solvency of other PRPs could directly affect our ultimate aggregate clean-up costs. In certain circumstances, our liability for clean-up costs may be covered in whole or in part by insurance or indemnification obligations of third parties.

Certain of our products must be designed and manufactured to meet various regulatory standards. We must continue to modify regulated products to meet applicable standards as such standards develop and become more stringent over time.

Internal Investigation and Compliance Matters

As previously reported, as part of our routine internal audit activities, we discovered certain questionable hospitality, gift and payment practices, and other expenses at our subsidiary, Linear Electronics (Shenzhen) Co. Ltd. (“Linear China”), which are inconsistent with our policies and raise concerns under the U.S. Foreign Corrupt Practices Act (“FCPA”) and perhaps under other applicable anti-corruption laws. We conducted an internal investigation into these practices and payments with the assistance of outside counsel.

On January 7, 2015 and January 8, 2015, respectively, we voluntarily contacted the SEC and the U.S. Department of Justice (“DOJ”) to advise both agencies of our internal investigation. We are cooperating with the SEC and DOJ investigations into these matters. We take these matters very seriously and are committed to conducting our business in compliance with all applicable laws. See “Risk Factors”, Item 1A to Part I of this report and “Legal Proceedings”, Item 3 to Part I of this report for additional information regarding our internal investigation of compliance with the FCPA.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

Employees

The number of full-time employees, and those covered by collective bargaining agreements, by segment at December 31, 2015 was as follows:

Segment	Approximate Number of Employees	Employees Covered by Collective Bargaining Agreements

Air Quality and Home Solutions (1) (2)	2,600	142
Security and Control Solutions	2,600	0
Ergonomic and Productivity Solutions	1,400	0
Residential and Commercial HVAC (3)	2,500	123
Custom and Commercial Air Solutions (4)	2,000	245
Audio, Video and Control Solutions	200	0
Corporate	100	0
	11,400	510

(1)
Due to continued restructuring at our Italian subsidiary, 66 employees have been excluded from "employees covered by collective bargaining agreements" in the above table as the union contract associated with this subsidiary has not been renewed. See Note 5, "Exit and Disposal Activities", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

(2)	Collective bargaining agreement expires in 2020.

(3)	Approximately 13 employees are covered under a collective bargaining agreement that expired in 2015, the remaining 110 employees are covered under a collective bargaining agreement expiring in 2018.

(4)	Collective bargaining agreement expired on December 31, 2015.

We believe that our relationships with employees are satisfactory. A work stoppage at one of our facilities could cause us to lose sales and incur increased costs and could adversely affect our ability to meet customers’ needs. As agreements expire and until negotiations are completed, we do not know whether we will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and do so without production interruptions, including labor stoppages. See “Risk Factors,” Item 1A of Part I to this report.

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

In 2015, we substantially completed a comprehensive set of operational improvement initiatives which we began to implement in 2013. These initiatives, which were underway throughout 2013, 2014 and 2015 have resulted in improvements in efficiencies and reductions in operating costs and expenses, both in manufacturing processes and in administrative functions, and have helped to better align us with the markets we serve and to improve our overall competitiveness. As a result, in 2015, 2014, and 2013 we incurred additional costs to implement these initiatives, which included engaging additional outside resources, relocating manufacturing and distribution locations in addition to the facilities discussed above, retrofitting existing or building new facilities, reducing our work force, rationalizing or refreshing product lines, and other costs.  The cost of developing and implementing these initiatives impacted the level of working capital in 2015, 2014, and 2013.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

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

Our results of operations are directly influenced by the conditions in the global economy. U.S. and foreign economies occasionally experience significant declines in employment, household wealth, property values, consumer spending and lending. Businesses, including Nortek and many of its customers, may face weakened demand for products and services, difficulty obtaining access to financing, increased funding costs and barriers to expanding operations. As a result, the economic environment may, among other things:

•	create downward pressure on the pricing of our products;

•	affect the collection of accounts receivable;

•	increase the sales cycle for certain of our products;

•	slow the adoption of new technology;

•	adversely affect our customers, causing them to reduce spending and/or decrease utilization of our products;

•	adversely affect our suppliers, which could disrupt our ability to produce our products; and

•	limit our access to capital on terms acceptable to us.

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

See “Management's Discussion and Analysis of Financial Condition and Results of Operations”, Item 7 of Part II to this report for further information on industry factors and our 2016 outlook.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

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
December 31, 2015

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

See Note 2, "Acquisitions and Dispositions", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

We continue to evaluate potential restructurings, business shutdowns and integrations focused on improving future cash flows of the business.

While the restructuring initiatives which commenced in 2015 and prior have substantially been completed, we continue to evaluate potential restructurings, business shutdowns and integrations focused on improving future cash flows of the business. Restructurings, business shutdowns and integrations involve numerous risks in their implementation including unforeseen costs, business disruption, management distraction, and potential asset impairment, among others, and may be unsuccessful. In addition, restructurings of international operations may be more costly due to differing labor laws, business practices and governmental restrictions, processes and requirements.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

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

Because we have substantial operations and sell our products outside the United States, we are subject to the economic and political conditions of the United States and foreign nations.

We have manufacturing facilities in several countries outside of the United States. In 2015, we sold products in over 100 countries other than the United States. Foreign net sales, which are attributed based upon the location of our subsidiary responsible for the sale, were approximately 16.0% and 16.5% of consolidated net sales for 2015 and 2014, respectively. Our foreign operations are subject to a number of risks and uncertainties, including the following:

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

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

As discussed under “Legal Proceedings” Item 3, Part I of this report, we have conducted an internal investigation of certain transactions and payments in China that potentially implicate the FCPA and have informed the SEC and the DOJ of these matters and are fully cooperating with these agencies in their review.

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

Further detecting, investigating, and resolving these matters is expensive and consumes significant time and attention of the Company’s senior management. The Company could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of the Company participating in or curtailment of business operations in those jurisdictions. Any proceedings that may result from this matter could harm relationships with existing customers, distributors and agents and our ability to obtain new customers and partners.

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

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

Our operations depend upon our ability to maintain relations with our independent distributors and dealers and we do not typically enter into long-term contracts with them. If our key distributors or dealers are unwilling to continue selling our products, or if any of them merge with or are purchased by a competitor, we could experience a decline in sales. If we are unable to replace such distributors or dealers or otherwise replace the resulting loss of sales, our business, results of operations and cash flows could be adversely affected. For 2015, approximately 53% of our consolidated net sales were made through our independent distributors and dealers, and our largest distributor or dealer accounted for approximately 4% of consolidated net sales for 2015.

In addition, the loss of one or more of our other major customers, or a substantial decrease in such customers' purchases from us, could have a material adverse effect on our results of operations and cash flows. Because we do not generally have binding long-term purchasing agreements with our customers, there can be no assurance that our existing customers will continue to purchase products from us. Our largest customer (other than a distributor or dealer) accounted for approximately 4% of consolidated net sales for each of 2015 and 2014, respectively.

Labor disruptions or cost increases could adversely affect our business.

A work stoppage at one of our facilities could cause us to lose sales, incur increased costs and adversely affect our ability to meet customers’ needs. A plant shutdown or a substantial modification to employment terms (including the collective bargaining agreements affecting our unionized employees) could result in material gains or losses or the recognition of an asset impairment. As collective bargaining agreements expire and until negotiations are completed, it is not known whether we will be able to negotiate collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, without production interruptions, including labor stoppages. At December 31, 2015, approximately 5% of our employees were unionized, and from time to time we experience union organizing efforts directed at our non-union employees. We may also experience labor cost increases or disruptions in our non-union facilities in circumstances where we must compete for employees with necessary skills and experience or in tight labor markets.

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

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

We have a substantial amount of debt. At December 31, 2015, we had approximately $1,392.5 million of total debt outstanding, which is net of approximately $3.4 million of unamortized debt premium and approximately $4.9 million of unamortized debt discount. The terms of our outstanding debt, including our 8.5% Senior Notes due 2021 (the “8.5% Notes”), our $300.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) and our senior secured term loans due 2020 ("Term Loan Facility") limit, but do not prohibit, us from incurring additional debt. If additional debt is added to current debt levels, the related risks described below could intensify.

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

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

See Note 4, "Notes, Mortgage Notes and Obligations Payable", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

The terms of our debt covenants impose restrictions on how we conduct our business and could limit our ability to raise additional funds.

The agreements that govern the terms of our debt, including the indenture that governs our 8.5% Notes and the credit agreements that govern our ABL Facility and Term Loan Facility, contain covenants that restrict our ability and the ability of our subsidiaries to, among other things:

•	incur additional indebtedness;

•	pay dividends or make other payment or distributions;

•	make loans or investments;

•	incur certain liens;

•	enter into transactions with affiliates; and

•	consolidate, merge or sell assets.

There are limitations on our ability to incur the full $300.0 million of commitments under the ABL Facility. Availability is limited to the lesser of the borrowing base under the ABL Facility and $300.0 million. As of February 22, 2016, we had approximately $54.0 million in outstanding borrowings and approximately $11.5 million in outstanding letters of credit under the ABL Facility. Based on the borrowing base calculations as of January 2015, at February 22, 2016, we had excess availability of approximately $234.5 million under the ABL Facility and approximately $204.5 million of excess availability before triggering the cash deposit requirements.

We will be required to deposit cash daily from our material deposit accounts (including all concentration accounts) into collection accounts maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit, if (i) excess availability (as defined in the ABL Facility) falls below the greater of $30.0 million or 10.0% of the U.S. and Canadian credit facilities or (ii) an event of default has occurred and is continuing. In addition, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the U.S. and Canadian credit facilities or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control. A breach of any of these covenants could result in a default under the ABL Facility.

A breach of the covenants under the indenture that governs our 8.5% Notes or the credit agreements that govern the ABL Facility and the Term Loan Facility could result in an event of default under the applicable indenture or credit agreement. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the ABL Facility would permit the lenders under the ABL Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our ABL Facility or Term Loan Facility, the lenders to the ABL Facility or the Term Loan Facility, respectively, could proceed against the collateral granted to them to secure that indebtedness. In the event our noteholders or lenders accelerate the repayment of our borrowings, we can provide no assurances that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

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
December 31, 2015

We may be unable to generate sufficient cash to service all of our indebtedness and other liquidity requirements and may be forced to take other actions to satisfy such requirements, which may not be successful.

We will be required to repay all amounts outstanding under our ABL Facility in 2017, our Term Loan Facility in 2020, and our 8.5% Notes by 2021. At December 31, 2015, we had outstanding borrowings under these obligations of approximately $1,385.9 million (net of unamortized debt premium of approximately $3.4 million related to our 8.5% Notes and unamortized debt discount of approximately $4.9 million related to our Term Loan Facility). We are currently obligated to make periodic interest payments under the 8.5% Notes and the ABL Facility, as well as make periodic interest and principal payments relating to the Term Loan Facility and other indebtedness of our subsidiaries. Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We expect that we will need to access the capital markets in the future in order to refinance all amounts outstanding under the 8.5% Notes, the ABL Facility and the Term Loan Facility, as we do not anticipate generating sufficient cash flow from operations to repay such amounts in full. We cannot assure you that funds will be available to us in the capital markets, together with cash generated from operations, in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all.

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

A lack of published research reports by securities or industry analysts may adversely impact the market price of our common stock.

Since our common stock began trading on the NASDAQ Global Market, there has been minimal coverage of Nortek by securities analysts. If we do not have analyst coverage of our common stock, we may lack visibility in the financial markets, which in turn could cause the market price of our common stock or its trading volume to decline.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

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

Funds affiliated with Ares Management LLC own, in the aggregate, approximately 38% of the voting power of our outstanding common stock as of February 22, 2016 and other stockholders also own significant portions of our common stock. As a result, these stockholders, acting individually or together, control substantially all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. In addition, this concentration of equity ownership may delay or prevent a change in control of our company and may make some transactions more difficult or impossible without the support of these stockholders. The interests of these stockholders may not always coincide with the interests of other stockholders. Accordingly, these stockholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.

Further, our bylaws and certificate of incorporation allow a majority of our stockholders to take action by written consent, rather than at an annual or special meeting of stockholders. These provisions could result in a majority of our stockholders acting quickly to take action that may be opposed to management.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

ITEM 2.	PROPERTIES.

Set forth below is a brief description of the location and general character of the principal administrative and manufacturing facilities and other material real properties of our continuing operations, all of which we consider to be in satisfactory repair as of December 31, 2015. All properties are owned, except for those indicated by an asterisk (*), which are leased under operating leases and those with a double asterisk (**), which are leased under capital leases.

Location	Description	Approximate Square Feet

Air Quality and Home Solutions:
Hartford, Wisconsin	Manufacturing/Warehouse/Administrative	538,000	(2)
Hartford, Wisconsin	Warehouse	130,000	*
Mississauga, ONT, Canada	Manufacturing/Warehouse/Administrative	110,000
Cerreto D’Esi, Italy	Manufacturing/Warehouse/Administrative	174,000
Drummondville, QUE, Canada	Manufacturing/Warehouse/Administrative	126,000
Drummondville, QUE, Canada	Manufacturing/Warehouse/Administrative	51,000	*
Chenjian, Huizhou, PRC	Manufacturing/Warehouse/Administrative/Other	198,000
Gliwice, Poland	Manufacturing/Warehouse/Administrative	162,000	(1)
Tecate, Baja California, Mexico	Manufacturing/Warehouse/Administrative	204,000	*
Alameda, California	Warehouse/Administrative	37,000	*

Security and Control Solutions:
Xiang, Bao An County, Shenzhen, PRC	Manufacturing/Warehouse/Administrative/Other	326,000	*
Chaiwan, Hong Kong	Administrative	13,000	*
Carlsbad, California	Warehouse/Administrative	86,000	*
Grand Rapids, Michigan	Manufacturing/Warehouse/Administrative	89,000	*
Tallahassee, Florida	Warehouse/Administrative	71,000	(2)
Seattle, Washington	Warehouse/Administrative	11,000	*

Ergonomic and Productivity Solutions:
St. Paul, Minnesota	Manufacturing/Warehouse/Administrative	102,000	(2)
Dongguan City, Guangdong, PRC	Manufacturing/Warehouse/Administrative	399,000	*
Amersfoort, The Netherlands	Manufacturing/Warehouse/Administrative	20,000	*
Phoenix, Arizona	Warehouse/Administrative	16,000	*
Tualatin, Oregon	Manufacturing/Warehouse/Administrative	127,000	*

Residential and Commercial HVAC:
O’Fallon, Missouri	Warehouse/Administrative	70,000	*
Boonville, Missouri	Manufacturing	250,000	(2)
Poplar Bluff, Missouri	Warehouse	725,000	**
Dyersburg, Tennessee	Manufacturing/Warehouse	368,000	**
Miami, Florida	Warehouse/Administrative	88,000	*
Lenexa, Kansas	Warehouse/Administrative	28,000	*
San Antonio, Texas	Warehouse	19,000	*
Englewood, Colorado	Warehouse/Administrative	21,000	*
Tucson, Arizona	Warehouse/Administrative	34,000	*
Tempe, Arizona	Warehouse/Administrative	30,000	*
Surprise, Arizona	Warehouse/Administrative	44,000	*
Show Low, Arizona	Warehouse/Administrative	24,000	*
Flagstaff, Arizona	Warehouse/Administrative	30,000	*
Houston, Texas	Warehouse	45,000	*

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

Location	Description	Approximate Square Feet

Residential and Commercial HVAC (continued):
Folkestone, Kent, United Kingdom	Warehouse/Administrative	18,000	*
Brierley Hill, West Midlands, United Kingdom	Manufacturing/Warehouse	110,000	*
Mirabel, France	Manufacturing/Warehouse/Administrative	25,000	*
Menen, Belgium	Manufacturing/Warehouse/Administrative	140,000	*
Mercer, Pennsylvania	Manufacturing/Warehouse/Administrative	126,000
Saltillo, Coahuila, Mexico	Manufacturing/Administrative	697,000	(3)
Monterrey, Nuevo Leon, Mexico	Manufacturing/Administrative	214,000	(3)
Edenbridge, Kent, United Kingdom	Administrative	41,000	*
Fenton, Stoke-on-Trent, United Kingdom	Manufacturing/Administrative	104,000	*
Phoenix, Arizona	Warehouse/Administrative	28,000	*
Newbern, Tennessee	Warehouse/Administrative	65,000	*
Quinpo, Shanghai	Administrative	95,000	*
Coahuila, Mexico	Warehouse	68,000	(3)

Custom and Commercial Air Solutions:
St. Leonard d’Aston, QUE, Canada	Manufacturing/Administrative	95,000	*
Saskatoon, Saskatchewan, Canada	Warehouse/Administrative	59,000	*
Drummondville, QUE, Canada	Manufacturing/Warehouse/Administrative	82,000	*
Oklahoma City, Oklahoma	Manufacturing/Administrative	127,000	(2)
Oklahoma City, Oklahoma	Warehouse	23,000	*
Okarche, Oklahoma	Manufacturing/Warehouse/Administrative	228,000	(2)
Anjou, QUE, Canada	Manufacturing/Administrative	127,000	*
Tualatin, Oregon	Manufacturing/Warehouse/Administrative	315,000	*
Eden Prairie, Minnesota	Administrative	30,000	*
Shakopee, Minnesota	Warehouse	13,000	*

Audio, Video and Control Solutions:
Petaluma, California	Warehouse/Administrative	40,000	*
Los Angeles, California	Warehouse/Administrative	28,000	*

Other:
Providence, RI	Corporate Headquarters	33,000	*
Eastvale, California	Warehouse/Administrative	376,000	*
Olive Branch, Mississippi	Warehouse/Administrative	702,000	*

(1)	These facilities are pledged as security under various subsidiary debt agreements.

(2)	These facilities are pledged as first priority security under our Term Loan Facility and as second priority under our ABL Facility.

(3)
These facilities relate to our manufacturing operations in Mexico under certain arrangements with independent third parties in Mexico. See Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements, Item 8 of Part II to this report.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

ITEM 3.	LEGAL PROCEEDINGS.

As previously reported, as part of our routine internal audit activities, we discovered certain questionable hospitality, gift and payment practices, and other expenses at our subsidiary, Linear Electronics (Shenzhen) Co. Ltd. (“Linear China”), which are inconsistent with our policies and raise concerns under the U.S. Foreign Corrupt Practices Act and perhaps under other applicable anti-corruption laws. We conducted an internal investigation into these practices and payments with the assistance of outside counsel.

On January 7, 2015 and January 8, 2015, respectively, we voluntarily contacted the SEC and the DOJ to advise both agencies of our internal investigation. We are cooperating with the SEC and DOJ investigations into these matters. We take these matters very seriously and are committed to conducting business in compliance with all applicable laws.

Based on information known at this time, we currently believe that the amount of the questionable expenses and payments is not material with respect to our consolidated financial condition or results of operations for the periods presented. However, at this time, we are unable to predict, what, if any, action may be taken by the DOJ or SEC or any penalties or remedial measures these agencies may seek, but intend to cooperate with both agencies. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, and equitable remedies, including disgorgement or injunctive relief. We cannot reasonably estimate the potential liability, if any, related to these matters resulting from any proceedings that may be commenced by the SEC, the DOJ or any other governmental authorities. In the fiscal year ended December 31, 2015 and 2014, approximately $2.3 million and $0.8 million, respectively, was recorded for legal and other professional services incurred related to the internal investigation of this matter. We expect to incur additional costs relating to the investigation of this matter in 2016.

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
December 31, 2015

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant
Pursuant to General Instruction G(3) to Form 10-K, the following description of our executive officers is included as an unnumbered item in Part I of this report in lieu of being included in our definitive proxy statement for our annual meeting of stockholders. Set forth below are the name, age, present title, and certain other information for each of our executive officers as of February 22, 2016. Each executive officer is appointed by our Board of Directors and holds his/her office until the earlier of his/her death, resignation, retirement, disqualification or removal.

Name	Age	Positions with the Company
Michael J. Clarke	61	President, Chief Executive Officer and Director
Kevin W. Donnelly	61	Senior Vice President, General Counsel and Secretary
Timothy J. Burling	57	Senior Vice President, Operational Finance
Jeffrey Mueller	48	Group President, Air Quality and Home Solutions
Michael O'Neal	60	President, Nortek Security and Control
David J. LaGrand	62	Group President, Residential and Commercial HVAC
Peter Segar	53	Group President, Ergonomic and Productivity Solutions
Mark DeVincent	51	Group President, Custom and Commercial Air Solutions

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

Each of Messrs. Donnelly, and LaGrand has served in the same or substantially similar executive positions with us for at least the past five years. Mr. Donnelly was an executive officer when we filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of chapter 11 of the Bankruptcy Code on October 21, 2009.

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

Mr. O'Neal has been President, Nortek Security and Control since March 2011. Prior to joining Nortek Security and Control, Mr. O'Neal was president of North American operations for Gibson Guitar, and was earlier CEO of several high-tech electronics corporations including Phillips Accessories and Peripherals and Gemini Industries.

Mr. Segar has been Group President, Ergonomic and Productivity Solutions since September 2013. Prior to his appointment as the Group President, Ergonomic and Productivity Solutions, he served as Interim President of Ergotron, Inc. (“Ergotron”) from January 2013 to October 2013, he served as Ergotron Brand Products President from August 2010 to October 2013 and he served as Senior Vice President and Chief Technical Officer of Ergotron from September 2004 to August 2010. Mr. Segar also serves on the board of directors of Caringbridge.

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
December 31, 2015

PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock trades on the NASDAQ Global Market ("NASDAQ") under the trading symbol “NTK”. The following table sets forth the high and low sale prices for our common stock as reported by NASDAQ for the periods indicated:

2014 Quarter Ended	High	Low
March 29, 2014	$83.00	$70.10
June 28, 2014	$91.78	$79.13
September 27, 2014	$92.30	$73.24
December 31, 2014	$85.67	$70.73

2015 Quarter Ended	High	Low
March 28, 2015	$88.59	$74.02
June 27, 2015	$89.92	$78.01
September 26, 2015	$92.96	$64.38
December 31, 2015	$67.25	$41.02

Holders

As of February 22, 2016, there were approximately 139 holders of record of our common stock and an unknown number of additional beneficial owners whose shares are held through brokerage firms or other institutions.

Dividends

We did not pay any cash dividends on our common stock in 2015 or 2014, and we do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Furthermore, the agreements that govern the terms of our debt, including the respective indenture that governs our 8.5% Notes, and the credit agreements that govern our ABL Facility and Term Loan Facility, restrict our ability to pay dividends. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Adequacy of Liquidity Sources” and “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources  - Debt Covenant Compliance”, Item 7 of Part II of this report, for further information regarding restrictions on our ability to pay dividends. In addition, the declaration of any future cash dividends and, if declared, the amount of any such dividends will be subject to our financial condition, earnings, capital requirements, financial covenants and other contractual restrictions and to the discretion of our Board of Directors. As of December 31, 2015, we had the capacity to make certain payments, including dividends, of approximately $102.9 million.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the Russell 2000 Index and the Dow Jones US Building Materials & Fixtures Index for the period commencing November 15, 2011 (the first day our common stock began “when-issued” trading on the NASDAQ) through December 31, 2015. Index data was furnished by Dow Jones & Co. and Russell Investments Group. The graph assumes that $100 was invested on November 15, 2011 in each of our common stock, the Russell 2000 Index, and the Dow Jones US Building Materials & Fixtures Index and that all dividends were reinvested.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the fourth quarter of 2015.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

Purchases of Equity Securities by Issuer and Affiliated Purchases

Issuer’s Purchases of Equity Securities

We do not currently have a publicly announced plan to repurchase shares. Below is a summary of our common stock repurchases during the fourth quarter ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 27 - October 24, 2015	703	$62.55	—	—

October 25 - November 21, 2015	29	$61.35	—	—

November 22 - December 31, 2015	4,999	$53.97	—	—

(1)
Shares repurchased by us during the fourth quarter of 2015 from employees who surrendered shares to satisfy minimum statutory income tax withholding obligations arising in connection with the vesting of restricted stock awards, which we pay in cash to the appropriate taxing authorities on behalf of our employees.

(2)	Amounts disclosed are rounded to the nearest two decimal places.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

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

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In millions except per share amounts and ratios)
Consolidated Summary of Operations:
Net sales	$2,526.1	$2,546.1	$2,287.9	$2,201.3	$2,140.5
Impairment of long-lived assets and goodwill	1.6	80.4	4.3	—	—
Operating earnings	85.4	42.9	87.9	127.6	63.1
(Loss) earnings before (benefit) provision for income taxes	(30.1)	(65.0)	(11.4)	24.8	(76.2)
Net (loss) earnings	(26.7)	(45.6)	(8.3)	9.5	(55.9)
(Loss) earnings per share:
Basic (1)	$(1.67)	$(2.92)	$(0.54)	$0.63	$(3.70)
Diluted (1)	$(1.67)	$(2.92)	$(0.54)	$0.61	$(3.70)

Financial Position and Other Financial Data:
Unrestricted cash, investments and marketable securities	$24.6	$58.4	$80.9	$144.7	$58.2
Working capital (2)(3)	280.3	304.7	250.3	348.0	317.5
Total assets	2,143.9	2,209.1	1,990.9	1,888.1	1,941.9
Total debt —
Current	7.4	6.9	3.5	3.1	33.4
Long-term	1,385.1	1,339.4	1,093.3	1,097.9	1,111.1
Current ratio (4)	1.6:1	1.6:1	1.6:1	1.9:1	1.8:1
Debt to equity ratio (5)	113.2:1	31.9:1	11.0:1	11.7:1	14.2:1
Depreciation and amortization expense, including non-cash interest (6)	121.3	107.9	97.6	89.3	99.9
Capital expenditures (7)(8)	44.8	38.9	43.8	24.1	21.1
Stockholders’ investment	12.3	42.2	99.9	94.2	80.4

(1)	See Note 11, "Earnings per Share", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

(2)	Working capital is computed by subtracting current liabilities from current assets.

(3)
In 2015, we adopted ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, on a prospective basis, reclassifying all deferred tax assets and liabilities from current to long-term. See Note 8, "Income Taxes", to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

(4)	Current ratio is computed by dividing current assets by current liabilities.

(5)	Debt to equity ratio is computed by dividing total debt by total stockholders’ investment.

(6)
Includes an increase to cost of revenues for inventory acquired in business combinations of approximately $0.5 million, $2.2 million, $3.3 million, $0.9 million, and $7.9 million for 2015, 2014, 2013, 2012, and 2011, respectively.

(7)	Excludes capital expenditures financed under capital leases of approximately $0.5 million, $0.1 million, $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(8)
Does not include the addition of approximately $31.5 million related to the 2013 construction of new facilities in Mexico. See Note 6, “Commitments and Contingencies”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Forward-Looking Statements” section set forth in Part I and the “Risk Factors” section set forth in Item 1A in this annual report on Form 10-K, and in any further disclosures we make in our reports filed with the SEC.

Executive Overview

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

Organization

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

During the second quarter of 2015, we transferred the management of our UK commercial HVAC subsidiary from the CAS segment to the RCH segment. Additionally, during the second quarter of 2014, we changed the composition of our reporting segments to exclude the audio, video and control ("AVC") entities (formerly the "AV entities") from the SCS segment due to the Chief Operating Decision Maker's decision to operate each of these entities separately and manage each as a standalone segment. The AVC entities have been combined and have not been reported separately as these operating segments are individually not significant (the "AVC segments"). These entities were principally acquired at various times from 2003 to 2011. As a result of these changes, we have restated prior period segment disclosures to conform to the new composition.

The AQH segment primarily manufactures and distributes room and whole house ventilation products for the professional remodeling and replacement markets, residential new construction market, and do-it-yourself market. The principal products sold by this segment include kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units), and indoor air quality products (such as air exchangers and heat energy recovery ventilators).  Sales of our kitchen range hoods and exhaust fans within the AQH segment accounted for approximately 10.1% and 8.8%, respectively, of consolidated net sales for 2015, approximately 9.6% and 9.1%, respectively, of consolidated net sales in 2014 and approximately 10.7% and 9.8%, respectively, of consolidated net sales in 2013.

The SCS segment manufactures and distributes a broad array of products designed to provide convenience and security primarily for residential applications. The principal product categories in this segment include security, automation and access control equipment and systems. Sales of our security systems and components within the SCS segment accounted for approximately 12.7%, 12.8%, and 10.1% of consolidated net sales for 2015, 2014, and 2013, respectively.

The ERG segment manufactures and distributes a broad array of innovative products designed with ergonomic features including wall mounts, carts, arms, desk mounts, workstations, and stands that attach to or support a variety of display devices such as notebook

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

computers, computer monitors, and flat panel displays. Sales of our digital display mounting and mobility products within the ERG segment accounted for approximately 13.9%, 11.6% and 12.0% of consolidated net sales in 2015, 2014 and 2013, respectively.

The RCH segment principally manufactures and sells split-system and packaged air conditioners and heat pumps, furnaces, air handlers and parts for the residential replacement and new construction markets. In addition, this segment produces unit heaters, radiant heaters and rooftop heating, ventilation and cooling products primarily for industrial and commercial applications. Sales of products sold in our RCH segment accounted for approximately 23.6%, 23.9% and 20.1% of consolidated net sales in 2015, 2014 and 2013, respectively.

The CAS segment manufactures and sells custom-designed and engineered HVAC products and systems, primarily in North America, for non-residential applications. The principal products sold by the segment are air handlers and large custom rooftop cooling and heating products. Sales of our commercial air handlers within the CAS segment accounted for approximately 13.9%, 13.8% and 14.6% of consolidated net sales in 2015, 2014 and 2013, respectively.

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

Significant events in 2015

Acquisitions

We made the following acquisitions in 2015:

Reporting Segment	Acquired Company	Acquisition Date	Primary Business of Acquired Company
ERG	Anthro Corporation ("Anthro")	January 21, 2015	Designs, develops, markets and manufactures technology furniture products
SCS	Numera, Inc. ("Numera")(1)	June 30, 2015	Designs mobile personal emergency response system ("PERS") products and cloud-based software platforms that enable the creation of new safety and health monitoring services

(1)	Relates to the mobile personal emergency response system and telehealth business of Numera.

See Note 2, “Acquisitions and Dispositions”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report for a detailed description of these acquisitions.

Logistical Issues in RCH segment

Early in the second quarter of 2015, our RCH segment transferred its warehousing and distribution functions to a third party logistics provider, an initiative included in our Operational Improvement Initiatives discussed in the Liquidity and Capital Resources section of this report. However, the distribution process was significantly hampered throughout most of the second quarter due to the third party logistics provider's inadequate staffing and processes, negatively impacting sales in the second quarter of 2015. Distribution activities were substantially transferred back to a facility owned and operated by the RCH segment prior to the end of the second quarter and we believe the distribution process for shipments began to return to historical shipping performance levels in the month of June. However, we believe those logistic issues had an ongoing impact on demand from many of our customers in the second half of 2015, particularly those who source the products we provide from multiple vendors. Warehousing and distribution costs, including freight, increased approximately $19.2 million in 2015 as compared to 2014 partly as a result of this transfer of the warehousing and distribution functions.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

RCH Discontinued Production Lines

In connection with the transfer of the management of our UK commercial HVAC subsidiary from the CAS segment to the RCH segment discussed above, we discontinued production at one of the facilities operated by this subsidiary and discontinued certain product lines that were determined to be redundant, competitively disadvantaged or of limited strategic value.

CAS Segment Consolidation

As discussed in Note 5, "Exit and Disposal Activities", to the consolidated financial statements, Item 8 of Part II to this report, on May 4, 2015, the Board of Directors approved a restructuring plan designed to consolidate production activities in the North American and European operations of the CAS segment and to discontinue certain product lines which were determined to have limited strategic importance or to be competitively disadvantaged. The plan to consolidate production included the discontinuation of production in two North American facilities with production transferred to other CAS facilities in North America. As part of the plan, CAS manufacturing activities in Mexico were ceased and the operation of the manufacturing facility was transferred to the RCH segment to be used in that segment's production activities. We estimate that discontinued product lines will reduce the CAS segment's annual revenues by approximately $25 million in 2016 as compared to sales levels in 2015. Excluding the costs associated with this restructuring plan, we estimate improvement in operating earnings in 2016 as compared to 2015 of approximately $10.0 million to $12.0 million.

The plan further included the consolidation of production and transfer of certain product lines of our UK commercial HVAC subsidiary from the CAS segment to the RCH segment. As discussed earlier in this section, we have restated prior period segment disclosures to conform to this change in our segment composition. The production consolidation and product line transfer was in part made possible by our acquisition of Reznor in 2014.

Core Brands and Gefen Consolidation

On July 28, 2015, the Board of Directors approved a restructuring plan designed to merge the operations of Gefen into Core Brands, including the exit from certain product lines. This restructuring plan commenced in the third quarter of 2015. Costs to be incurred in connection with the plan are expected to be in the range of $8.0 million to $9.0 million, comprised principally of employee separation costs and certain asset impairment charges, principally related to inventory write-offs associated with the products that will be discontinued.

2015 Debt Transactions

On April 2, 2015, we obtained an incremental $265.0 million senior secured term loan pursuant to an amendment (the "Incremental Amendment") to our existing senior secured term loan facility due 2020 (the "Term Loan Facility") dated as of April 30, 2014, with substantially the same terms as the Term Loan Facility (the "Incremental Term Loan"). The net proceeds were used to redeem the 10% Senior Notes due 2018 (the "10% Notes") on May 4, 2015 at a redemption price of 105% of the aggregate principal amount thereof, plus accrued and unpaid interest to the redemption date. The redemption of the 10% Notes resulted in a pre-tax loss of approximately $14.8 million during the second quarter of 2015.

Sale of TV One

In July 2015, we received an unsolicited inquiry regarding the purchase of our TV One businesses ("TV One") that were part of the AVC entities and we commenced an evaluation of the potential sale of TV One.  On July 28, 2015, our Board of Directors approved the plan to sell the stock of TV One to a consortium of TV One's management on July 31, 2015.  Under the terms of the agreement, we have no ongoing involvement or obligations with respect to TV One and we are not obligated to indemnify the purchasers in connection with this transaction. The Company recorded a loss on sale of assets of approximately $2.9 million in the third quarter of 2015.

Other Matters

As previously reported, we discovered certain questionable hospitality, gift and payment practices, and other expenses at one of our subsidiaries in China. See “- Liquidity and Capital Resources - Internal Investigation and Compliance Matters” below.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

Significant events in 2014

Acquisitions

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

Second Quarter 2014 Debt Transactions

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

Significant events in 2013

Acquisitions

We made the following acquisition in 2013:

Reporting Segment	Acquired Company	Acquisition Date	Primary Business of Acquired Company
SCS	2GIG Technologies, Inc. (“2GIG”)	April 1, 2013	Designs and supplies residential security and home automation systems

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

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

The remainder of this discussion provides greater detail of our operating results for each of our reporting segments. Our reporting segments offer a significant number of different products across a wide range of price points and numerous distribution channels that do not always allow meaningful quantitative analysis to be performed with respect to the effect on net sales of changes in units sold or the price per unit sold. However, whenever the underlying causes of material increases or decreases in consolidated net sales can be adequately analyzed and quantified, we attempt to make appropriate disclosure of such reasons, including changes in price, volume, and the mix of products sold. Overall, changes in cost of revenues as a percentage of net sales for one period as compared to another period may reflect a number of factors including changes in the relative mix of products sold, the effect of changes in sales prices and material costs, as well as changes in productivity levels.

We report our financial results in accordance with U.S. GAAP. However, we believe that certain non-GAAP performance measures used in managing the business may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods. Non-GAAP performance measures should be viewed in addition to, and not as an alternative for, our reported results. We provide net sales excluding the impact of foreign currency as a supplement to net sales as determined by U.S. GAAP in order to provide readers with a clearer basis to assess our results over time. This measure is considered a non-GAAP financial measure and is calculated by translating the current period net sales in functional currency to U.S. dollars using the prior year's exchange rate.

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

Changes in key industry activity affecting our businesses in North America for 2015, 2014, and 2013 as compared to the prior year periods were as follows:

	Source of	% Increase (Decrease)
	Data	2015	2014	2013
Private residential construction spending	1	13%	14%	20%
Total U.S. housing starts	1	11%	9%	19%
Total Canadian housing starts	2	3%	1%	(13)%
New home sales	1	14%	2%	16%
Existing home sales	3	7%	(3)%	9%
Residential improvement spending	1	9%	11%	5%
Central air conditioning and heat pump shipments	4	(1)%	11%	10%
Gas furnace shipments	4	3%	5%	16%
Private non-residential construction spending	1	12%	11%	4%
Manufactured housing shipments	5	10%	7%	10%
Residential fixed investment spending	6	9%	2%	10%

Source of data:

(1)	U.S. Census Bureau

(2)	Canada Mortgage and Housing Corporation

(3)	National Association of Realtors

(4)	Air Conditioning, Heating and Refrigeration Institute

(5)	Institute for Building Technology and Safety

(6)	U.S. Bureau of Economic Analysis

In 2015, approximately 53% of consolidated net sales were made through independent distributors, dealers, wholesalers and similar channels, approximately 17% were to commercial HVAC markets, approximately 12% were to retailers (of which approximately 7% were sold to the four largest home center retailers), approximately 12% were private label sales, approximately 4% were to other commercial channels, and approximately 2% were to manufactured housing original equipment manufacturers and aftermarket dealers. Our largest distributor or dealer accounted for approximately 4% of consolidated net sales in 2015. Our largest customer (other than a distributor or dealer) accounted for approximately 4% of consolidated net sales for 2015.

Based on internal research and analysis, we estimate that approximately 56% to 60% of our consolidated 2015 net sales were related to the residential housing market. Our products that serve the residential housing market primarily include range hoods and bath fans sold by our AQH segment, central air conditioning and heating products sold by our RCH segment, security and access control products sold by our SCS segment, and certain of the audio/video distribution and control products sold by our AVC segments. We believe that approximately 18% to 22% of our consolidated 2015 net sales to the residential housing market were related to new construction activity.
Also based on internal research and analysis, we estimate that approximately 37% to 41% of our consolidated 2015 net sales were related to non-residential applications including healthcare and educational institutions. Our products that serve the non-residential market primarily include air handlers and other heating and cooling products sold by our CAS segment, unit heaters, radiant heaters and rooftop heating, ventilation and cooling products sold by our RCH segment, digital mounting and mobility products sold by our ERG segment, and certain of the audio/video distribution and control products sold by our AVC segments. We believe that approximately 32% to 36% of our consolidated 2015 net sales to the non-residential market were related to new construction activity.

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
December 31, 2015

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

During the past three years, the following have been our major purchases, expressed as a percentage of consolidated net sales, of raw materials and purchased components:

	For the Year Ended December 31,
	2015	2014	2013
Electronics	13%	13%	11%
Electro mechanical, including motors and compressors	9%	11%	10%
Steel	6%	7%	7%
Metal components, including copper and aluminum	2%	3%	3%
Plastic components	2%	3%	3%
Packaging	2%	2%	2%

Outlook

For 2016, our expectation is that market demand for residential building products will be higher than the levels experienced in 2015. We also anticipate that residential and non-residential construction activity in the United States will continue to improve with increased activity in 2016 as compared to 2015.

Excluding the potential continued negative impact from unfavorable changes in foreign currency exchange rates, we expect to deliver overall net sales growth in 2016 despite planned lower sales related to certain restructuring projects as previously discussed. With planned increases in sales volume and benefits from restructuring actions, we also expect to achieve growth in operating earnings in 2016. We anticipate that a portion of this growth will be offset by normal increases in operating expenses as well as investments in the areas of product development and marketing.

Cost and Expense Components

Cost of revenues principally consists of the manufacturing costs, including materials, labor and overhead, of products sold. The most significant component of cost of revenues relates to the materials cost of our products. The cost of materials is affected by changes in key underlying commodity prices of these products, including steel, copper and aluminum, as well as overall changes in products. Cost of revenues also includes warranty fulfillment costs, third party services, equipment costs, equipment depreciation, and the wages and associated benefits that we pay related to performance of certain purchased services.

Selling, general and administrative expenses, net, consist of selling and marketing, general and administrative expenses, and research and development expenses. Personnel-related costs are the most significant component of each of these expense categories. Overall growth and expansion, including growth through acquisitions, could affect the number of non-manufacturing employees at any given period, and as a result, our selling, general and administrative expenses could fluctuate. We expect to continue to hire employees to support our growth for the foreseeable future. In addition, our operating expenses include the expenses related to certain of our warehouse and distribution facilities.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

Results of Operations

Net Sales

Net sales were approximately $2,526.1 million, $2,546.1 million, and $2,287.9 million for 2015, 2014, and 2013, respectively. As discussed further below in our "Segment Discussion", the decrease in net sales for 2015 as compared to 2014 is primarily the result of a decline in the RCH, CAS, and AVC segments, partially offset by increased sales within the ERG segment. The increase in net sales for 2014 as compared to 2013 was primarily the result of increases within the RCH, SCS, and CAS segments, partially offset by a decline in sales in the AVC segments.

Cost of Revenues

Cost of revenues were approximately $1,797.9 million, $1,805.0 million, and $1,624.6 million for 2015, 2014, and 2013, respectively. As a percentage of net sales, cost of revenues was approximately 71.2%, 70.9%, and 71.0% for 2015, 2014, and 2013, respectively. Exit and transformation costs recorded to cost of revenues during 2015, 2014, and 2013 was approximately $28.5 million, $17.0 million, and $14.7 million, respectively.

Cost of revenues as a percentage of net sales increased in 2015 as compared to 2014 primarily due to an increase in exit and transformation costs, higher product liability expense, as well as changes in product and customer mix. This increase was partially offset by decreased warranty charges, as well as a decrease in certain commodity prices.

Cost of revenues as a percentage of net sales decreased slightly in 2014 as compared to 2013 and was primarily due to changes in the relative mix of products sold, as well as lower product liability expense. This decrease was partially offset by manufacturing inefficiencies due to certain exit and transformation activities.

Selling, General and Administrative Expense, net

Selling, general and administrative expense, net was approximately $571.0 million, $557.8 million, and $519.8 million for 2015, 2014, and 2013, respectively. As a percentage of net sales, selling, general and administrative expense, net was approximately 22.6%, 21.9%, and 22.7% for 2015, 2014, and 2013, respectively. Exit and transformation costs recorded to selling, general and administrative expense, net during 2015, 2014, and 2013 were approximately $22.8 million, $13.4 million, and $20.7 million, respectively.

Selling, general and administrative expense, net as a percentage of net sales increased in 2015 as compared to 2014 primarily as a result of increased exit and transformation costs, higher costs associated with warehousing and distribution, increased product development costs, as well as higher legal and other professional fees. The increase in selling, general and administrative expense, net as a percentage of net sales was partially offset by a decrease in net foreign exchange losses related to transactions, ongoing cost reduction efforts within the Company, and headcount reductions.

Selling, general and administrative expense, net as a percentage of net sales decreased slightly in 2014 as compared to 2013 primarily as a result of a decrease in exit and transformation costs coupled with an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses. This decrease was partially offset by higher product development costs, as well as increased legal and professional fees.

Impairment of Long-lived Assets and Goodwill

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

Additionally, in the fourth quarter of 2015 we recorded an impairment charge of approximately $0.4 million due to the change in estimated fair value less cost to sell related to one of our RCH segment’s warehouse properties which was sold in January 2016.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

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

In 2013, we recorded a non-cash long-lived asset impairment charge of approximately $4.3 million related to the write-down of property and equipment in connection with the exit in the first quarter of 2014 of a product line within the AQH segment.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $67.3 million, $60.0 million, and $51.3 million for 2015, 2014, and 2013, respectively.

The change in amortization of intangible assets in 2015 as compared to 2014 is primarily the result of the acquisition of Anthro and Numera in 2015 and the full year impact of the acquisitions of Reznor and Phoenix in 2014, coupled with a change in estimated useful lives relating to the AQH, RCH, SCS, and ERG reporting units. The impact of this change in estimated useful lives was approximately $1.9 million of additional amortization expense in 2015 and represents a change in the estimated future annual amortization of approximately $5.9 million.

The change in amortization of intangible assets in 2014 as compared to 2013 is primarily the result of the acquisition of Reznor and Phoenix in 2014 and the full year impact of the acquisition of 2GIG in 2013.

Net Interest Expense

Net interest expense was approximately $100.7 million, $105.6 million, and $99.3 million for 2015, 2014, and 2013, respectively. Changes in net interest expense are primarily the result of changes in the average principal balances and weighted average interest rates of our outstanding debt due to the 2015 and 2014 debt transactions described previously.

Loss from Debt Retirement

On April 2, 2015, we obtained a $265.0 million Incremental Term Loan. The net proceeds were used to redeem the 10% Notes on May 4, 2015 at a redemption price of 105% of the aggregate principal amount thereof, plus accrued and unpaid interest to the redemption date. The redemption of the 10% Notes resulted in a pre-tax loss of approximately $14.8 million during the second quarter of 2015.

On April 30, 2014, we entered into the $350.0 million Term Loan Facility. The net proceeds from the Term Loan Facility were used to fund the acquisition of Reznor and to repay all of the outstanding secured debt under the Company's previous senior secured term loan due 2017, which had an aggregate principal amount outstanding of approximately $93.0 million upon repayment. The redemption of the previous senior secured term loan facility resulted in a pre-tax loss of approximately $2.3 million in 2014.

Benefit from Income Taxes

The benefit from income taxes was approximately $3.4 million, $19.4 million, and $3.1 million for 2015, 2014, and 2013, respectively. The effective income tax rate of a benefit of approximately 11.3% for 2015 differs from the United States federal statutory rate of 35% principally as a result of the impact of losses in certain jurisdictions that cannot be benefited, U.S. tax on unremitted earnings, and non-deductible expenses. The effective income tax rate of a benefit of approximately 29.8% for 2014 differs from the United States federal statutory rate of 35% principally as a result of non-deductible goodwill impairment, losses in certain jurisdictions that cannot be benefited and uncertain tax positions, partially offset by the impact of foreign rates and research tax credits. The effective income tax rate of a benefit of approximately 27.2% for 2013 differs from the United States federal statutory rate of 35% principally as a result of losses in certain foreign jurisdictions that cannot be benefited, partially offset by the settlement of an uncertain tax position during the first quarter of 2013 and reductions in reserves for uncertain tax positions as a

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

result of the expiration of the statute of limitations on certain items including a $2.1 million reserve reversal for uncertain tax positions recorded as part of acquisition accounting.

Segment Discussion

Our net sales by segment for 2015, 2014 and 2013 were as follows:

				Change
	For the year ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(Dollar amounts in millions)

AQH	$598.1	$595.1	$600.5	$3.0	0.5%	$(5.4)	(0.9)%
SCS	427.3	436.5	347.2	(9.2)	(2.1)	89.3	25.7
ERG	350.2	294.4	274.5	55.8	19.0	19.9	7.2
RCH	594.9	607.5	460.8	(12.6)	(2.1)	146.7	31.8
CAS	426.3	450.0	425.2	(23.7)	(5.3)	24.8	5.8
AVC	129.3	162.6	179.7	(33.3)	(20.5)	(17.1)	(9.5)
	$2,526.1	$2,546.1	$2,287.9	$(20.0)	(0.8)%	$258.2	11.3%

Operating earnings (loss) by segment for 2015, 2014 and 2013 were as follows:

				Change
	For the year ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
	(Dollar amounts in millions)

AQH	$66.4	$67.6	$67.4	$(1.2)	(1.8)%	$0.2	0.3%
SCS	39.8	44.5	20.5	(4.7)	(10.6)	24.0	*
ERG	59.1	45.5	38.2	13.6	29.9	7.3	19.1
RCH	(18.4)	17.8	9.6	(36.2)	*	8.2	85.4
CAS	13.6	32.2	29.7	(18.6)	(57.8)	2.5	8.4
AVC	(20.8)	(19.2)	(12.9)	(1.6)	(8.3)	(6.3)	(48.8)
	139.7	188.4	152.5	(48.7)	(25.8)	35.9	23.5
Impairment of long-lived assets and goodwill	(1.6)	(80.4)	(4.3)	78.8	98.0	(76.1)	*
Unallocated	(52.7)	(65.1)	(60.3)	12.4	19.0	(4.8)	(8.0)
	$85.4	$42.9	$87.9	$42.5	99.1%	$(45.0)	(51.2)%

*	not meaningful or not applicable

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

Year Ended December 31, 2015 as compared to the year ended December 31, 2014

AQH Segment

Net sales in the AQH segment increased approximately $3.0 million, or 0.5%, in 2015 as compared to 2014 and were significantly impacted by currency movement. For 2015, changes in foreign currency exchange rates had a negative impact of approximately $23.9 million on net sales in Canada, Europe, and other regions. Excluding the effect of changes in foreign currency exchange rates, net sales in North America, Europe, and other regions for 2015 increased approximately $26.9 million as compared to 2014. The increase in net sales in North America for 2015 is primarily due to higher retail and appliance sales in the United States, and to a lesser extent higher wholesale channel sales. Net sales and operating earnings in the retail channel also reflect higher allowances recorded in the first quarter of 2014 related to in-store displays. The increase in Europe and other regions was mainly driven by higher sales in China.

Operating earnings decreased approximately $1.2 million, or 1.8%, in 2015 as compared to 2014. This decline is primarily the result of additional severance charges recorded in 2015 related to restructuring plans at the Company's European range hood subsidiary of approximately $2.0 million, an increase in product liability expense of approximately $8.7 million, and increased legal fees of approximately $2.0 million. This decline was partially offset by ongoing cost reduction efforts within the segment, lower prices related to the purchase of steel and motors, lower warranty costs, as well as a decrease in net foreign exchange losses related to transactions.

SCS Segment

Net sales in the SCS segment decreased approximately $9.2 million, or 2.1%, in 2015 as compared to the same period of 2014. This decline was driven by decreased shipments of security and home automation products to certain OEM customers, as well as the impact of pricing changes to these same customers. This decline was partially offset by increased sales of security products to other customers during the period. The acquisition of Numera did not contribute any significant amount to net sales in 2015.

Operating earnings decreased approximately $4.7 million, or 10.6%, in 2015 as compared to the same period of 2014. A change in product mix, coupled with increased legal and other professional fees of approximately $2.7 million related primarily to the ongoing U.S. Foreign Corrupt Practices Act investigation, and increased product development costs of approximately $3.4 million contributed to the decline in operating earnings in this segment. Additionally, the acquisition of Numera contributed an operating loss of approximately $2.4 million in 2015. This decline was partially offset by a reduction in selling, general and administrative expense, net of approximately $3.5 million related to a reduction in the fair value of contingent consideration, decreased warranty charges in 2015 as compared to 2014, primarily as a result of a 2014 product safety recall, and lower trade show expenses.

ERG Segment

Net sales in the ERG segment increased approximately $55.8 million, or 19.0%, in 2015 as compared to the same period of 2014. The acquisition of Anthro in 2015 contributed approximately $37.8 million to the increase in this segment. The remaining change in net sales for 2015 as compared to 2014 was primarily attributable to the net effect of an increase in Ergotron branded sales and a decline in retail sales. The increase in net sales for Ergotron branded products was primarily driven by volume increases in ergonomic sit-stand products, and device management carts, in the office, education and healthcare channels. Decreases in retail sales during 2015 are primarily the result of a decline in sales in Europe and Russia.

Operating earnings increased approximately $13.6 million, or 29.9%, in 2015 as compared to the same period of 2014. The acquisition of Anthro contributed approximately $1.2 million to operating earnings in 2015. The remaining increase is primarily the result of increased volume and the relative mix of products sold within the segment.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

RCH Segment

Net sales decreased approximately $12.6 million, or 2.1%, in 2015 as compared to 2014. The incremental impact of the acquisitions of Reznor and Phoenix contributed approximately $70.0 million to net sales during 2015 as compared to 2014. Excluding these acquisitions, net sales for 2015 decreased as compared to 2014 primarily as a result of lower volume, partially offset by price changes and changes in product mix. The decrease in volume is primarily the result of a shift in demand due to customer requests during the fourth quarter of 2014, due in part to regulatory changes, and shipping disruptions experienced in 2015 due to the logistical issues experienced primarily in the first half of 2015 as discussed previously.

Operating earnings decreased approximately $36.2 million in 2015 as compared to 2014. The incremental impact of the acquisitions of Reznor and Phoenix contributed approximately $2.2 million to operating earnings during 2015 as compared to 2014. The decrease in operating earnings reflects higher costs associated with freight, warehousing and distribution of approximately $19.2 million, increased legal fees of approximately $7.0 million, and increased costs associated with our company-owned distribution centers in select markets. An increase in amortization expense related to the acquisition of Reznor and Phoenix and a change in the estimated useful lives of intangible assets acquired also contributed to the decline in operating earnings. Changes in product mix helped to offset some of the decline in operating earnings.

CAS Segment

Net sales declined approximately $23.7 million, or 5.3%, in 2015 as compared to 2014, and were negatively impacted by changes in foreign exchange rates of approximately $2.6 million. This decline in net sales is primarily the result of lower sales to a major customer of approximately $40.0 million because of the cyclical nature of the semiconductor industry in which this customer competes, as well as lower sales due to the discontinuation of certain product lines as discussed previously of approximately $20.0 million. We have offset some of this decline with increased sales to other customers in the CAS segment primarily in the commercial office and healthcare end markets, among others. Backlog for CAS products expected to be filled within the next twelve months was approximately $194.5 million and $224.5 million at December 31, 2015 and 2014, respectively. Backlog related to our major customer noted above was approximately $1.3 million and $14.9 million at December 31, 2015 and 2014, respectively.

Operating earnings in the CAS segment decreased approximately $18.6 million, or 57.8%, in 2015 as compared to 2014. This decline was primarily the result of lower sales volume, manufacturing inefficiencies experienced as a result of our continuing manufacturing rationalization and relocation initiatives, and severance and other charges related to the restructuring plan discussed previously. The decline in operating earnings was partially offset by lower selling expenses and ongoing cost reduction efforts.

AVC Segments

Net sales in the AVC segments decreased approximately $33.3 million, or 20.5%, in 2015 as compared to 2014. The decrease in net sales was driven by the disposition of our TV One subsidiaries to a consortium of management as discussed previously, a non-recurring sale to a customer in 2014, as well as a decrease in volume.

Operating losses increased approximately $1.6 million, or 8.3%, in 2015 as compared to 2014. This increase is primarily the result of severance, inventory and other charges related to the planned restructuring and merger of Gefen into Core Brands as discussed previously and additional inventory charges principally related to product discontinuation. During the second quarter of 2014, we wrote down intangible assets to their fair value of zero. As a result, the AVC segments did not have amortization expense during 2015, partially offsetting the increase in operating losses.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

Unallocated

Unallocated operating loss was approximately $52.7 million and $65.1 million for 2015 and 2014, respectively. The lower operating loss was the result of decreases in corporate general administrative expenses, costs of operational improvement initiatives, and acquisition costs, and were partially offset by executive transition employment and separation agreement costs and other fees, and increased legal and professional fees.

Year Ended December 31, 2014 as compared to the year ended December 31, 2013

AQH Segment

Net sales in the AQH segment decreased approximately $5.4 million, or 0.9%, as compared to 2013. This decrease is primarily the result of a decrease in net sales in North America of approximately $6.4 million, partially offset by an increase in net sales in Europe and other regions of approximately $1.0 million. The decline in net sales in North America is primarily due to the exit of the medicine cabinet product line during the first quarter of 2014 of approximately $11.3 million, and due to the result of the change in the exchange rate between the Canadian and US dollar during the year of approximately $8.1 million. Excluding the impact of the exit from the medicine cabinet product line and changes in foreign exchange rates, net sales in North America increased approximately $13.0 million with retail, wholesale and appliance sales all increasing compared to 2013.

Operating earnings increased approximately $0.2 million, or 0.3%, for 2014 as compared to 2013. This increase is primarily the result of a decrease in product liability expense of approximately $1.3 million and manufacturing efficiencies, partially offset by higher prices related to the purchase of steel and motors and changes in product mix.

SCS Segment

Net sales in the SCS segment increased approximately $89.3 million, or 25.7%, in 2014 as compared to 2013, which was driven by increased shipments of security, access control and home automation products. The acquisition of 2GIG in April 2013 as well as organic growth contributed to the increase in net sales.

Operating earnings increased approximately $24.0 million in 2014 as compared to 2013. This increase is primarily the result of an increase in net sales without a proportionate increase in certain costs due to their fixed nature, changes in product mix, as well as a decrease in warranty and inventory reserve charges of approximately $1.3 million related to a product safety recall initiated in 2013 and a decrease in restructuring and transformation charges. Additionally, 2013 reflects an increase in cost of revenues of approximately $3.1 million due to the recognition of inventory at the acquisition date fair value related to 2GIG. Increases in product development costs of approximately $5.2 million in 2014 as compared to 2013 and an increase in amortization expense principally due to the full year impact of intangible assets acquired in connection with the 2GIG acquisition partially offset the increase in operating earnings.

ERG Segment

Net sales in the ERG segment for 2014 increased approximately $19.9 million, or 7.2%, as compared to 2013, primarily attributable to an increase in Ergotron branded sales, partially offset by a decline in retail and original equipment manufacturer sales. The increase in net sales for Ergotron branded products was primarily driven by volume increases in ergonomic sit-stand, device management and healthcare carts. Decreases in sales to original equipment manufacturer customers and retail sales during 2014 are primarily the result of the global decline in desktop personal computer and television sales, as well as our transition away from lower gross margin business.

Operating earnings increased approximately $7.3 million, or 19.1%, in 2014 as compared to 2013. This increase is primarily the result of changes in the relative mix of products sold, an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses, as well as decreased freight costs.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

RCH Segment

Net sales increased approximately $146.7 million, or 31.8%, in 2014 as compared to 2013. The acquisitions of Reznor and Phoenix contributed approximately $121.0 million to net sales during 2014. The remaining increase in net sales for 2014 as compared to 2013 was primarily the result of increased private label sales to specific customers, higher industry demand, due in part to regulatory changes, and the impact of our company-owned distribution initiative as compared to 2013.

Operating earnings increased approximately $8.2 million, or 85.4%, in 2014 as compared to 2013. The acquisitions of Reznor and Phoenix contributed approximately $6.1 million to operating earnings in 2014. The remaining increase in operating earnings was primarily as a result of lower warranty related costs, decreased labor costs, favorable overhead absorption related to increased finished goods inventory at the end of 2014, and an increase in net sales without a proportionate increase costs due to the fixed nature of certain expenses. This increase was partially offset by increased amortization of intangible assets of approximately $8.7 million primarily related to the acquisitions of Reznor and Phoenix, increased severance and other charges of approximately $3.1 million related to certain exit and transformation activities, higher levels of expense for 2014 as compared to 2013 related to our company-owned distribution centers in select markets, and increased legal expenses of approximately $0.7 million driven by increased activity primarily in the fourth quarter of 2014.

CAS Segment

Net sales in the CAS segment increased approximately $24.8 million, or 5.8%, in 2014 as compared to 2013, and were negatively impacted by changes in foreign exchange rates of approximately $7.9 million. Sales relating to a major customer increased approximately $8.5 million during 2014 as compared to 2013. The remaining increase in net sales for 2014 primarily relates to increases in the data center and commercial office end markets, partially offset by a decline in sales in the healthcare end market.

Operating earnings increased approximately $2.5 million, or 8.4%, in 2014 as compared to 2013. This increase is primarily the result of certain warranty charges recorded in 2013 of approximately $6.5 million with no corresponding charge in 2014, as well as an increase in net sales without a proportionate increase in certain expenses due to their fixed nature. Offsetting these increases were manufacturing inefficiencies experienced during 2014 as a result of our continuing manufacturing rationalization and relocation initiatives within the segment, as well as a favorable benefit to bad debt expense in 2013 related to customer recoveries received with no corresponding benefit in 2014.

AVC Segments

Net sales decreased approximately $17.1 million, or 9.5%, in 2014 as compared to 2013, while operating losses increased approximately $6.3 million, or 48.8%, in 2014 as compared to 2013. Continued weakened demand for our audio, video and control products contributed to the decline in operating results for the entities included within the combined AVC segments. The decline in demand was driven, in part, by technology changes that affect certain product categories that the businesses compete in. This caused demand to shift from certain of our legacy products to newer technologies. Also impacting the operating performance of these businesses were sales discounts offered on certain legacy products and inefficiencies experienced in the combination of certain businesses as well as the shifting of logistics to a third party provider.

Unallocated

Unallocated operating losses increased approximately $4.8 million, or 8.0%, in 2014 as compared to 2013. This increase is primarily the result of an increase in corporate general administrative costs primarily related to increased rent and office expenses, salary and other compensation related expenses, consulting, and other costs associated with the transition to an operational company. An increase in acquisition costs also contributed to the increase in operating losses in 2014 as compared to 2013. Partially offsetting this decline was a decrease in costs associated with operational improvement initiatives and a decrease in share based compensation.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

Other Financial Information

Other financial information consists of depreciation and amortization expense, non-cash impairment charges, share-based compensation expense, restructuring and transformation charges, and certain other charges. Other financial information by segment for 2015, 2014 and 2013 was as follows:

	For the year ended December 31, 2015
	AQH	SCS	ERG	RCH	CAS	AVC	Other	Total
	(Dollar amounts in millions)

Depreciation and amortization	$24.8	$18.5	$22.9	$30.8	13.9	$4.8	$2.5	$118.2
Non-cash impairment charges	—	—	—	—	—	—	1.6	1.6
Share-based compensation expense	0.4	0.3	0.2	0.3	0.3	0.1	3.8	5.4
Restructuring and transformation charges	2.1	0.9	0.5	24.1	13.6	8.7	1.4	51.3
Other (1)	—	(1.5)	—	(1.0)	(0.3)	2.9	4.5	4.6

	For the year ended December 31, 2014
	AQH	SCS	ERG	RCH	CAS	AVC	Other	Total
	(Dollar amounts in millions)

Depreciation and amortization	$24.6	$17.3	$17.5	$24.5	12.4	$6.6	$2.5	$105.4
Non-cash impairment charges	—	—	—	—	—	—	80.4	80.4
Share-based compensation expense	0.6	0.4	0.2	0.3	0.4	0.1	4.2	6.2
Restructuring and transformation charges	0.3	2.0	0.4	14.9	3.1	3.2	6.5	30.4
Other (1)	—	0.4	0.2	0.4	0.2	—	8.6	9.8

	For the year ended December 31, 2013
	AQH	SCS	ERG	RCH	CAS	AVC	Other	Total
	(Dollar amounts in millions)

Depreciation and amortization	$27.4	$18.1	$17.7	$10.3	11.9	$8.7	$1.1	$95.2
Non-cash impairment charges	—	—	—	—	—	—	4.3	4.3
Share-based compensation expense	1.1	0.6	0.2	0.7	0.9	0.5	6.5	10.5
Restructuring and transformation charges	(0.2)	2.8	1.1	8.6	2.0	7.7	13.4	35.4
Other	—	1.8	2.1	(0.2)	0.2	1.8	2.2	7.9

(1)	Refer to "Liquidity and Capital Resources - Consolidated Cash Flow and Adjusted Consolidated Cash Flow" for further description of "other" for 2015 and 2014.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

Foreign Net Sales and Operating Earnings

Net sales and earnings derived from international markets are subject to economic, political, and currency risks, among others. Foreign net sales and operating earnings (loss) from foreign operations are attributed based on the location of our subsidiary responsible for the sale.

Foreign net sales by region and segment for the periods presented were as follows:

	For the Year Ended December 31,
	2015		2014		2013
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales

Canada:
AQH	$103.3	4.1%	$116.7	4.6%	$125.9	5.5%
SCS	4.4	0.2	3.3	0.1	1.0	—
CAS	120.5	4.8	110.6	4.3	100.7	4.4
	228.2	9.0	230.6	9.1	227.6	9.9

Europe:
AQH	36.5	1.4	43.5	1.7	45.6	2.0
ERG	36.5	1.4	43.6	1.7	36.9	1.6
RCH	89.0	3.5	82.0	3.2	45.7	2.0
AVC	4.7	0.2	14.4	0.6	13.4	0.6
	166.7	6.6	183.5	7.2	141.6	6.2

Other Regions:
AQH	8.3	0.3	5.7	0.2	2.6	0.1
ERG	—	—	—	—	1.6	0.1
AVC	—	—	1.5	0.1	3.1	0.1
	8.3	0.3	7.2	0.3	7.3	0.3

Total foreign net sales	$403.2	16.0%	$421.3	16.5%	$376.5	16.5%

Net operating earnings of foreign operations, consisting primarily of the results of operations of our Canadian, European, and Asian subsidiaries, were approximately 19.3%, 11.9% and 11.7% of consolidated operating earnings (before allocations of corporate overhead costs and impairment charges) for 2015, 2014 and 2013, respectively.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

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

We believe that our unrestricted cash and cash equivalents as of December 31, 2015, our estimated cash flows from our subsidiaries, and borrowings available under our ABL Facility will be sufficient to fund our operations, anticipated capital expenditures, including potential acquisitions, and debt repayment obligations through at least the next twelve months based on our current operating plan.

We believe that our primary long-term capital requirements relate to servicing and repaying our indebtedness. At December 31, 2015, we had outstanding $735.0 million in aggregate principal amount of the 8.5% Notes (excluding approximately $3.4 million of unamortized debt premium), $608.4 million in aggregate principal amount outstanding under the Term Loan Facility (excluding approximately $4.9 million of unamortized debt discount), and borrowings under the ABL Facility of approximately $44.0 million. In addition, we are currently obligated to make periodic interest payments under the 8.5% Notes and the ABL Facility, as well as make periodic interest and principal payments relating to the Term Loan Facility and other indebtedness of our subsidiaries. See “-Contractual Obligations” below for detail on our payment obligations under our indebtedness.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. Our ability to generate cash in the future will be dependent upon, among other things, the performance of our operating segments, and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our ability to repay our outstanding indebtedness will also depend on our ability to access the capital markets in order to refinance all amounts outstanding under the 8.5% Notes, the ABL Facility and the Term Loan Facility, as we do not anticipate generating sufficient cash flow from operations to repay such amounts in full. There can be no assurance that funds will be available to us in the capital markets, together with cash generated from operations, in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Additionally, there can be no assurance that we will be able to refinance any of our indebtedness, including the 8.5% Notes, the ABL Facility and the Term Loan Facility, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. There can be no assurance that any such actions, if necessary, could be effected on commercially reasonable terms or at all.
Operational Improvement Initiatives

In 2015, we substantially completed a comprehensive set of operational improvement initiatives which we began to implement in 2013. These initiatives, which were underway throughout 2013, 2014 and 2015 have resulted in improvements in efficiencies and reductions in operating costs and expenses, both in manufacturing processes and in administrative functions, and have helped to better align us with the markets we serve and to improve our overall competitiveness. Given the wide ranging impact of these initiatives, we have made significant incremental investments in staffing, research and development projects and specialized consulting resources, including engaging certain additional, third party resources with specialization in the areas of procurement, logistics, process optimization, and optimizing the design, pricing and cost of product offerings. During 2015, 2014 and 2013, we recorded approximately $25.6 million, $17.5 million and $18.3 million, respectively, of operational improvement initiative costs, including investments in external resources as noted above. We estimate that these initiatives have resulted in approximately $48 million to $60 million of savings, which were substantially achieved by the end of 2015.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

Cash Flows and Working Capital

Our cash flows from operating, investing, and financing activities for 2015 and 2014, as reflected in the consolidated statements of cash flows included elsewhere herein, are summarized in the table below:

	2015	2014	Change
	(Dollar Amounts in millions)

Net cash provided by operating activities	$49.1	$37.6	$11.5
Net cash used in investing activities	(114.6)	(306.1)	191.5
Net cash provided by financing activities	31.7	246.0	(214.3)
Net change in unrestricted cash and cash equivalents	$(33.8)	$(22.5)	$(11.3)

Our working capital decreased from approximately $304.7 million at December 31, 2014 to approximately $280.3 million at December 31, 2015, while our current ratio remained unchanged at 1.6:1 at December 31, 2015 and 2014.  In 2015, we adopted ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, on a prospective basis, reclassifying all deferred tax assets and liabilities from current to long-term. In 2014, our current deferred tax assets were approximately $28.1 million. The remaining change in working capital is primarily the result of the net effect of the changes described below.

Net Cash Provided by Operating Activities

Net cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items and the effect of changes in working capital and other activities.

The increase in net cash provided by operating activities for the year ended December 31, 2015 was the result of a decrease in cash used for working capital needs of approximately $29.2 million partially offset by a reduction in net earnings (after the exclusion of non-cash items) of approximately $16.2 million and a decrease in changes in other long-term assets, liabilities and other, net of approximately $1.5 million.

Net cash provided by operating activities for the year ended December 31, 2015 was approximately $49.1 million and consisted of non-cash items of approximately $120.1 million partially offset by a net loss of approximately $26.7 million and approximately $44.3 million of cash used in working capital and other activities. The non-cash items primarily consisted of depreciation and amortization expense, share-based compensation expense, impairment charges, loss on debt retirement, deferred taxes and non-cash interest expense. Cash used in working capital and other activities consisted of an increase in accounts receivable of approximately $20.6 million driven by higher sales in the fourth quarter of 2015, a decrease in accounts payable due to timing of payments, a decrease of approximately $10.8 million in other long-term liabilities principally due to reductions in pension and deferred compensation liabilities and a decrease of approximately $1.4 million in accrued expenses, taxes, and deferred revenue. These amounts were offset by cash provided by working capital and other activities consisting of a decrease of approximately $2.4 million in inventory and a decrease of approximately $1.3 million in prepaid and other current assets.

Net cash provided by operating activities for the year ended December 31, 2014 was approximately $37.6 million and consisted of non-cash items of approximately $155.2 million partially offset by a net loss of approximately $45.6 million and approximately $72.0 million of cash used in working capital and other activities. The non-cash items primarily consisted of goodwill and asset impairment charges, depreciation and amortization expense, share-based compensation expense, deferred taxes and non-cash interest expense. Cash used in working capital and other activities consisted of an increase in accounts receivable of approximately $32.6 million driven by higher sales in the fourth quarter of 2014 principally related to the increased sales in the RCH segment as a result of sales from Reznor acquired in April 2014, as well as increased sales due to regulatory changes previously noted, an increase in inventory of approximately $82.5 million principally driven by increased sales levels, a decrease in accrued expenses, taxes, and deferred revenue of approximately $15.0 million primarily as a result of a decrease in customer deposits due to timing of customer shipments and a decrease in other long-term assets of approximately $9.3 million principally as a result of insurance recoveries. These amounts were offset by cash provided by working capital and other activities consisting of an increase in accounts payable of approximately $63.0 million due to higher inventory purchases and timing of payments and a decrease in prepaid and other current assets of approximately $4.4 million.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

Net Cash Used in Investing Activities

Net cash used in investing activities principally relates to capital expenditures and net cash paid for business combinations and other asset acquisitions.

The decrease in net cash used in investing activities was primarily the net result of a decrease in cash paid for acquisitions, dispositions, and other assets of approximately $197.2 million, partially offset by an increase in capital expenditures of approximately $5.9 million. Capital expenditures were approximately $44.8 million and $38.9 million for 2015 and 2014, respectively.  Capital expenditures are expected to be between approximately $50 million and $60 million in 2016.

Net cash used in investing activities was approximately $114.6 million for the year ended December 31, 2015. During 2015, we made payments, net of cash acquired, of approximately $49.5 million and approximately $12.0 million for the acquisitions of Anthro and Numera, respectively. In addition, we made payments of approximately $6.0 million for the acquisition of certain intangible and other assets. Capital expenditures were approximately $44.8 million. Cash used in investing activities for 2015 was partially offset by proceeds from the sale of property and equipment of approximately $1.1 million.

Cash used in investing activities was approximately $306.1 million for the year ended December 31, 2014. During 2014, we made payments, net of cash acquired, of approximately $255.6 million and approximately $12.3 million for the acquisitions of Reznor and Phoenix, respectively. In addition, we incurred approximately $38.9 million in capital expenditures. Cash used in investing activities for 2014 was partially offset by proceeds from the sale of property and equipment of approximately $1.7 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities is principally comprised of our proceeds from debt borrowings offset by debt payments.

The decrease in net cash provided by financing activities was primarily the result of higher debt repayments. Although overall proceeds from debt borrowings, net of fees paid, increased by approximately $117.6 million principally driven by an increase in borrowings under the ABL, these increased proceeds were more than offset by payments of debt borrowings driven by the $262.5 million redemption of the 10% Notes, including fees paid, in 2015 and higher repayments of borrowings under the ABL.

Net cash provided by financing activities was approximately $31.7 million and $246.0 million for the years ended December 31, 2015 and 2014, respectively. For 2015, net cash provided by financing activities primarily consisted of the proceeds from debt borrowings, net of fees paid of approximately $713.6 million partially offset by debt repayments, including fees paid, of approximately $680.1 million. For 2014, net cash provided by financing activities primarily consisted of proceeds from debt borrowings, net of fees paid, of approximately $596.0 million partially offset by debt repayments of approximately $351.1 million.

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

Outstanding Indebtedness

We had consolidated debt at December 31, 2015 of approximately $1,392.5 million consisting of the following:

(Amounts in millions)
8.5% Notes, net of premium	$738.4
Term Loan Facility, net of discount	603.5
ABL Facility	44.0
Long-term notes and other indebtedness, net	6.1
Short-term bank obligations	0.5
$1,392.5

During 2015, we had a net increase in our debt of approximately $46.2 million. This increase is primarily the result of a net increase in ABL borrowings of approximately $44.0 million, a net increase in debt of approximately $11.8 million related to the second quarter 2015 debt transactions noted above, partially offset by net payments relating to subsidiary debt of approximately $7.1 million.

Contractual Obligations
The following is a summary of our estimated future cash obligations at December 31, 2015, including those of our subsidiaries, under debt obligations, interest expense, capital lease obligations, minimum annual rental obligations primarily for non-cancelable lease obligations (operating leases), acquisition agreements, purchase obligations, other long-term liabilities and other obligations. Also, see Note 4, “Notes, Mortgage Notes and Obligations Payable”, and Note 6, “Commitments and Contingencies”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report:

	Payments Due by Period
	Less than 1 year	2 - 3 Years	4 - 5 Years	More than 5 Years	Total
	(Amounts in millions)
Notes and obligations payable (1)(2)	$6.2	$56.6	$592.5	$736.1	$1,391.4
Interest payments (3) (4)	93.4	179.5	170.3	45.2	488.4
Capital lease obligations	0.8	1.3	—	—	2.1
Operating lease obligations	25.1	42.0	20.8	13.0	100.9
Other purchase obligations(5)	48.8	—	—	—	48.8
Other liabilities (6)(7)(8)(9)(10)	7.5	10.5	4.3	31.8	54.1
Total	$181.8	$289.9	$787.9	$826.1	$2,085.7

(1)	Excludes short term bank obligations of approximately $0.5 million.

(2)	Excludes approximately $3.4 million of unamortized debt premium and approximately $4.9 million of unamortized debt discount.

(3)	Based upon interest rates in effect at December 31, 2015.

(4)	Includes annual interest payments related to the Mexico facilities as discussed below

(5)	Principally relate to non-cancelable purchase orders for inventory that are anticipated to be utilized in the normal course of operations.

(6)	Includes annual principal payments related to the Mexico facilities as discussed below.

(7)
Includes expected contributions to our defined benefit pension plan in 2016 of approximately $6.0 million. This table does not include the long-term contractual obligations associated with our defined benefit and other post-retirement benefit plans at December 31, 2015. See Note 13, “Pension, Profit Sharing and Other Post-Retirement Benefits”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

(8)
Other long-term liabilities, such as unrecognized tax benefits, product liability and warranty reserves, have been excluded from the table due to the uncertainty of the timing, and amount, of payments.

(9)
Excludes future contingent consideration we could be required to pay related to the acquisition of Numera that had an estimated fair value of approximately $0.2 million as of December 31, 2015. See Note 2, “Acquisitions and Dispositions”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

(10)
Excludes derivative financial liabilities which relate to foreign currency forward contracts with settlement dates of less than one month as of December 31, 2015 and are not material. See Note 14, “Derivatives and Fair Value”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

During 2014, we completed construction and placed into service approximately $24.5 million and $7.0 million of buildings related to facilities in Mexico for the RCH and CAS segments, respectively. In connection with certain restructuring initiatives within the CAS segment during 2015 as described previously, the CAS segment transferred its Mexico facility to the RCH segment in 2015. In accordance with the provisions of ASC 840, Leases, we were considered to be the owner of the asset during the construction period and we determined that the facilities did not qualify for de-recognition upon completion. These buildings are being depreciated over a 20 year estimated remaining useful life. The corresponding present values of the liabilities for the minimum monthly payments for these facilities are included in accrued liabilities for the current portion and other long-term liabilities for the long-term portion and are being amortized over 20 years using interest rates of approximately 7.5% and 6.4% for the respective obligations. Annual minimum payments under these agreements are approximately $2.4 million and $0.6 million for the respective obligations.

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

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have issued letters of credit in the ordinary course of our business in order to participate in certain demand response programs. See “ - Adequacy of Liquidity Sources” below and Note 4, "Notes, Mortgage Notes and Obligations Payable", to the consolidated financial statements, Item 8 of Part II to this report.

Adequacy of Liquidity Sources

At December 31, 2015, we had approximately $24.6 million of unrestricted cash and cash equivalents, of which approximately $22.8 million was held by foreign subsidiaries, to fund our cash needs for 2016.  The cash held by foreign subsidiaries will be used primarily to fund the operations of our foreign subsidiaries, and with the exception of amounts at one subsidiary, are not expected to be repatriated. We have provided deferred taxes related to those amounts that are not indefinitely invested. There are no significant restrictions on the cash held by foreign subsidiaries. At December 31, 2015, we have not provided United States income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $78.5 million, as those amounts are considered indefinitely invested. If these unremitted foreign earnings are needed for U.S. operations and can no longer be permanently indefinitely invested outside the United States, we would be required to accrue and pay U.S. taxes on the earnings associated with these funds.

Our ABL Facility consists of a $280.0 million U.S. facility (with a $60.0 million sublimit for the issuance of U.S. standby letters of credit and a $20.0 million sublimit for U.S. swingline loans) and a $20.0 million Canadian facility.  As of February 22, 2016, we had approximately $54.0 million in outstanding borrowings and approximately $11.5 million in outstanding letters of credit under the ABL Facility. Based on the January 2016 borrowing base calculations, at February 22, 2016, we had excess availability of approximately $234.5 million under the ABL Facility and approximately $204.5 million of excess availability before triggering the cash deposit requirements as discussed further below.

As noted previously, the indentures and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions (all as defined in the indentures and other agreements).  As of December 31, 2015, we had the capacity to make certain payments, including dividends, of approximately $102.9 million.

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
December 31, 2015

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

On June 3, 2015, we amended our ABL Facility to reflect a change in the circumstances in which amounts deposited by us in collection accounts maintained by the administrative agent will be used to repay outstanding loans and cash collateralized letters of credit (a “Cash Dominion Event”).  Under the terms of the amendment, a Cash Dominion Event exists if (i) excess availability (as defined in the ABL Facility) falls below the greater of $30.0 million or 10.0% of the total amount of the U.S. and Canadian credit facilities (rather than 12.5% of the borrowing base) or (ii) an event of default has occurred and is continuing. In addition, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the U.S. and Canadian credit facilities or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. The ABL Facility and the Term Loan Facility also restrict our ability to prepay our other indebtedness, including the 8.5% Notes and, with respect to the ABL Facility, the Term Loan Facility, or designate any other indebtedness as senior debt.

In addition, the indenture that governs our 8.5% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indenture governing our 8.5% Notes and the credit agreement that governs the Term Loan Facility also restrict our ability to incur certain additional indebtedness (but does not restrict our ability to incur indebtedness under the ABL Facility or certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined in the indenture governing the 8.5% Notes and the credit agreement governing the Term Loan Facility) for such trailing four quarter period. As of December 31, 2015, under the 8.5% Notes (before the inclusion of run rate cost savings and synergies) the FCCR was approximately 2.9 to 1.0.

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

As of December 31, 2015, we were in compliance with all covenants under the indenture that governs the 8.5% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility and we believe it is reasonably assured that we will comply with the covenants for the foreseeable future.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

Consolidated Cash Flow and Adjusted Consolidated Cash Flow

Consolidated Cash Flow (“CCF”) represents net earnings (loss) before interest, income taxes, depreciation and amortization (including the effects of fresh-start accounting), and loss from debt retirement. ACCF is CCF further adjusted to exclude certain cash and non-cash, non-recurring items. CCF and ACCF are not defined terms under U.S. GAAP. Neither CCF nor ACCF should be considered an alternative to operating income or net earnings (loss) as a measure of operating results. There are material limitations associated with making the adjustments to our earnings to calculate CCF and ACCF and using these non-U.S. GAAP financial measures as compared to the most directly comparable U.S. GAAP financial measures. For instance, CCF and ACCF do not include:

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

Prior to May 4, 2015, the 10% Notes resulted in a more restrictive calculation of ACCF. On May 4, 2015, the 10% Notes were redeemed.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

The following table reconciles net loss to CCF and ACCF for the 8.5% Notes for the trailing four quarters ended December 31, 2015 and 2014:

	Trailing Four Quarters
	Ended December 31,
	2015	2014
	(Dollar amounts in millions)

Net loss	$(26.7)	$(45.6)
Benefit from income taxes	(3.4)	(19.4)
Loss from debt retirement	14.8	2.3
Interest expense	100.7	105.7
Investment income	—	(0.1)
Depreciation and amortization expense	118.2	105.4
Consolidated Cash Flow	203.6	148.3
Investment income	—	0.1
Impairment of long-lived assets and goodwill	1.6	80.4
Non-recurring losses (a)	4.4	1.4
Acquisition fees and expenses	1.7	7.5
Gain on sale of assets	(0.9)	(0.3)
Joint venture income	(0.3)	—
Share-based compensation expense	5.4	6.2
Net foreign exchange (gains) losses (b)	(0.3)	1.2
Restructuring and transformation charges (c)	51.3	30.4

Pro-forma effect of acquisitions and dispositions (d)	2.3	10.0
Adjusted Consolidated Cash Flow (e)	$268.8	$285.2

(a)
Amounts relate to non-recurring gains or losses, as defined in the indenture governing the 8.5% Notes. For the trailing four quarters ended December 31, 2015, this amount includes (1) a favorable fair value adjustment of approximately $(3.5) million relating to the Numera contingent consideration within the SCS segment, (2) the loss on sale of assets of TV One of approximately $2.9 million in the AVC segments, (3) approximately $2.3 million in legal and other professional services incurred related to the FCPA investigation primarily in the SCS segment, (4) approximately $2.8 million of charges associated with executive transition employment and separation agreement costs and other fees within Unallocated, and (5) accretion of approximately $(0.1) million to record leasehold fair value adjustments.

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

(c)
Includes all restructuring charges, including severance, relocation and transformation/transition costs. Costs associated with these activities for the trailing four quarters ended December 31, 2015 and 2014 were as follows:

	Trailing Four Quarters
	Ended December 31,
	2015	2014
	(Dollar amounts in millions)
Subsidiary combinations	$7.8	$4.4
Manufacturing Rationalization & Relocation Initiatives	6.5	14.7
Warehousing & Distribution Consolidation	13.9	2.8
CAS Consolidation	12.0	—
Other operational improvement initiatives	3.9	8.2
All other exit and disposal activities	7.2	0.3
	$51.3	$30.4

(d)
Includes the pro-forma effect of our acquisitions of Reznor, Phoenix, Anthro, and Numera, as if the acquisitions had occurred on the first day of the four-quarter reference period, and the pro-forma effect of our disposition of TV One as if the disposition had occurred on the first day of the four-quarter reference period. See Note 2, "Acquisitions and Dispositions", to the consolidated financial statements, Item 8 of Part II to this report, for additional pro forma information surrounding the acquisition of Reznor.

(e)
Under the indenture governing the 8.5% Notes, ACCF includes the amount of run-rate cost savings and synergies, as defined. Such amounts are estimates of future cost savings and synergies resulting from actions taken by us, however there can be no assurance that these cost savings and synergies will be realized in the future in the amounts estimated, or at all. We have excluded gross run-rate cost savings and synergies from the table above.

As noted previously, under the amended ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the U.S. and Canadian credit facilities, or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. At December 31, 2015, excess availability for purposes of compliance with a covenant trigger event under the ABL Facility exceeded $30.0 million and 12.5% of the U.S. and Canadian credit facilities. Our FCCR under the ABL Facility at December 31, 2015 was 2.0 to 1.0. Similar to the 8.5% Notes, the FCCR under the ABL Facility is the ratio of ACCF to Fixed Charges; however, in addition to other differences, ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and Fixed Charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at December 31, 2015 was approximately $201.4 million.

Internal Investigation and Compliance Matters

As part of our routine internal audit activities, we discovered certain questionable hospitality, gift and payment practices, and other expenses at our subsidiary, Linear Electronics (Shenzhen) Co. Ltd. (“Linear China”), which are inconsistent with our policies and raise concerns under the FCPA and perhaps under other applicable anti-corruption laws. We conducted an internal investigation into these practices and payments with the assistance of outside counsel. In 2015 and 2014, approximately $2.3 million and $0.8 million, respectively, was recorded for legal and other professional services incurred related to the internal investigation of this matter. We expect to incur additional costs relating to the investigation of this matter in 2016. See Note 6, "Commitments and Contingencies", to the consolidated financial statements, Item 8 of Part II to this report.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

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

As of December 31, 2015 and 2014, approximately 4.5% and 4.1%, respectively, of our workforce was subject to various collective bargaining agreements.

Market Risk

As discussed more specifically below, we are exposed to market risks related to changes in interest rates, foreign currencies and commodity pricing. We historically have not used derivative financial instruments, except on a limited basis, to mitigate certain economic exposures. We frequently evaluate certain potential programs, including the use of derivative financial instruments, to reduce our exposures, and the volatility of future cash flows caused by changes in currency exchange rates, interest rates and commodity rates. The utilization of derivative financial instruments to mitigate certain economic exposures may reduce, but would not eliminate, the impact of currency exchange rate, interest rate or commodity rate movements. As discussed further below, during the third quarter of 2015, we enhanced our program to mitigate exposure to changes in foreign currency exchange rates.

A.	Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At December 31, 2015 and 2014, the fair value of our unrestricted and restricted investments and marketable securities was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At December 31, 2015 and 2014, approximately 53% and 74%, respectively, of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates.  The decrease in long-term debt at fixed interest rates is primarily the result of our second quarter 2015 debt transactions as previously discussed.  Based upon interest rates in effect at December 31, 2015, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $6.5 million in 2016.

See the table set forth in Item D (Long-term Debt) below and Note 4, “Notes, Mortgage Notes and Obligations Payable”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report for further disclosure of the terms of our debt.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

B.	Foreign Currency Risk

We manufacture, market and sell our products globally and as a result, a portion of our sales are generated outside the United States in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, our reporting currency. The impact of changes in foreign currency exchange rates related to transactions resulted in a decrease in net foreign exchange losses recorded in SG&A of approximately $3.5 million for 2015 as compared to 2014 and resulted in an increase in foreign exchange losses of approximately $0.5 million for 2014 as compared to 2013. The impact of changes in foreign currency exchange rates related to translation resulted in a decrease in stockholders’ investment of approximately $10.5 million for 2015, a decrease in stockholders' investment of approximately $7.9 million for 2014, and a decrease in stockholder's investment of approximately $3.0 million for 2013.

During the third quarter of 2015, we enhanced our program to mitigate exposure to changes in foreign currency exchange rates. The enhancement to the program included the use of foreign currency forward contracts, which were entered into during the second half of 2015, to minimize, for a period of time, the impact on our financial results from changes in foreign exchange rates, primarily the British Pound Sterling, Canadian Dollar and the Chinese Yuan Renminbi. During the second half of 2015, we also entered into certain foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Mexican Peso. This does not eliminate the impact of the volatility of foreign exchange rates. We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances.

During the second half of 2015, the Company commenced using currency forward contracts as part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, generally one month. We had non-designated foreign currency hedge contracts outstanding with a notional amount of approximately $22.9 million as of December 31, 2015. There were no material unrealized gains or losses related to contracts outstanding as of December 31, 2015. During the second half of 2015, we settled non-designated foreign currency hedge contracts with a notional amount totaling approximately $53.3 million resulting in a realized loss upon settlement of approximately $0.6 million. All of our foreign currency hedge contracts to date have been non-designated contracts. The losses related to non-designated foreign currency hedge contracts are not material, and are included as a component of SG&A within our consolidated statement of operations. In February 2016, we entered into multiple foreign currency cash flow hedge contracts to hedge the anticipated cash flows from inventory purchases denominated in the Mexican Peso with a total notional amount of approximately $6.4 million and with settlement dates through December 2016.  All of the contracts are non-designated contracts and therefore, any changes in fair value will be recorded to earnings in our consolidated statement of operations.

We manage our exposure to foreign currency exchange risk principally by trying to minimize our net investment in foreign assets, including the use of strategic short and long-term borrowings at the foreign subsidiary level. Consistent with this strategy, short term bank obligations at December 31, 2015 consist primarily of short-term borrowings by certain of our foreign subsidiaries. At December 31, 2015 and 2014, our net investment in foreign assets was approximately $217.6 million and $223.2 million, respectively. An overall unfavorable change in foreign exchange rates in effect at December 31, 2015 of 10% would result in a reduction in equity as a result of the impact on the cumulative translation adjustment of approximately $19.8 million.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

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

We generally do not enter into derivative financial instruments to manage commodity-pricing exposure. At December 31, 2015 and 2014, we did not have any material outstanding commodity forward contracts.

D.	Long-term Debt

The table that follows sets forth our long-term debt obligations (excluding approximately $3.4 million of unamortized debt premium and approximately $4.9 million of unamortized debt discount), principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market values. Less than 1% of our total long-term indebtedness is denominated in foreign currencies. The weighted average interest rates for variable rate debt are based on December 31, 2015 interest rates.

Long-term Debt:

	Scheduled Maturity			Weighted Average Interest Rate
Year-Ending	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
	(Dollar amounts in millions)
December 31, 2016	$0.8	$6.2	$7.0	5.8%	3.5%	3.8%
2017	0.9	50.2	51.1	5.4	2.5	2.5
2018	0.6	6.2	6.8	4.3	3.5	3.6
2019	0.2	6.1	6.3	0.8	3.5	3.4
2020	2.4	583.8	586.2	8.4	3.5	3.5
Thereafter	736.1	—	736.1	8.5	—	8.5
Total Long-term Debt at December 31, 2015 (1)	$741.0	$652.5	$1,393.5	8.5%	3.4%	6.1%
Fair Market Value of Long-term Debt at December 31, 2015 (2)	$766.7	$652.5	$1,419.2

(1)	Includes our 8.5% Notes with a total principal amount of $735.0 million and remaining outstanding borrowings under our Term Loan Facility of approximately $608.4 million.

(2)
We determined the fair market value of our 8.5% Notes using available market quotes from published sources. For our remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and Term Loan Facility), we assumed that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and our estimated credit risk.

See “- Liquidity and Capital Resources” and Note 4, “Notes, Mortgage Notes and Obligations Payable”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report for further information concerning our outstanding debt obligations.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

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

Certain of our arrangements with customers, principally in the CAS segment, are multiple-element arrangements that can include any combination of products and services such as extended warranties, installation and start up testing as deliverables. With the exception of certain extended warranty arrangements, substantially all of the deliverables within our multiple element arrangements are delivered within a one year period. In accordance with ASC 605-25, "Revenue Recognition", we believe that any undelivered elements can be accounted for separately from the delivered element when the delivered elements have value to our customers on a stand-alone basis. Accordingly, revenue for an undelivered element is deferred until delivery occurs. We are required to allocate revenue to multiple element arrangements based on the relative fair value of each element’s estimated selling price. We use vendor-specific objective evidence (“VSOE”), if available, to determine the selling price of each element. We determine VSOE based on our normal pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining VSOE, our policy requires a substantial majority of selling prices for a product or service to be within a reasonably narrow range. We also consider the class of customer, method of distribution, and the geographies into which our products and services are sold when determining VSOE. If VSOE is not available, we use third-party evidence or our best estimated selling price to determine the selling price for each element.

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
December 31, 2015

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

On June 30, 2015, one of our wholly-owned subsidiaries completed the acquisition of certain assets and liabilities related to Numera. Due to the fact that the fees that Numera receives for hardware sales and related hardware activations were not deemed separate units of accounting, these fees are deferred and recognized ratably over the estimated period of economic benefit which has been initially determined to be three years. In addition, Numera capitalizes the direct and incremental costs related to hardware and activation sales and recognizes these costs over the same period that the associated revenue is recognized. As of December 31, 2015, Numera had approximately $2.8 million of deferred revenue and approximately $2.2 million of deferred cost of revenues.

With the exception of deferred cost of revenues related to Numera discussed above, the amount of deferred cost of revenues at December 31, 2015 and 2014, respectively, was not material.

We also provide for our estimate of warranty, bad debts and shipping costs at the time of sale. Shipping and warranty costs are included in cost of revenues. Provisions for the estimated allowance for doubtful accounts are recorded in SG&A. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as changes in economic conditions, past due and nonperforming accounts, bankruptcies or other events affecting particular customers. We periodically evaluate the adequacy of our allowance for doubtful accounts recorded in our consolidated balance sheet to ensure the adequacy of the recorded provisions. The analysis for allowance for doubtful accounts often involves subjective analysis of a particular customer’s ability to pay. As a result, significant judgment is required in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. We believe that our procedures for estimating such amounts are reasonable.

Inventory Valuation

We value inventories at the lower of the cost or market with approximately 34% of our inventory at December 31, 2015 valued using the last-in, first-out (“LIFO”) method and the remainder valued using the first-in, first-out (“FIFO”) method. In connection with both LIFO and FIFO inventories, we record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires us to make subjective judgments and estimates concerning future sales levels, quantities, and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold. We believe that our procedures for estimating such amounts are reasonable. See Note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

Income Taxes

We account for income taxes using the liability method in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in our consolidated financial statements and the amounts included in our federal, state and foreign income tax returns to be recognized in the balance sheet. As we generally do not file our income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards and valuation allowances required, if any, for tax assets that may not be realizable in the future. We require each of our subsidiaries to submit year-end tax information packages as part of the year-end financial statement closing process so that the information used to estimate the deferred tax accounts at December 31 is reasonably consistent with the amounts expected to be included in the filed tax returns. We adopted ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17") at December 31, 2015. ASU 2015-17 simplifies the classification of deferred income tax liabilities and assets on the balance sheet by requiring deferred tax liabilities and assets to be classified as non-current on the balance sheet rather than classifying them separately into current and non-current amounts. Prior to our adoption of ASU 2015-17, ASC 740 required balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gave rise to a temporary difference. As such, we have historically had deferred tax assets due principally to the unfavorable tax consequences of recording expenses for required book reserves for such things as, among others, bad debts, inventory valuation, insurance, product liability and warranty that cannot be deducted for income tax purposes until such expenses are actually paid. In addition, we have deferred tax liabilities related to basis differences in intangible assets and in property and equipment. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law. The income tax estimates used have historically not resulted in material adjustments to income tax expense in subsequent periods when the estimates are adjusted to the actual filed tax return amounts, although there may be reclassifications between the current and long-term portion of the deferred tax accounts. See Note 8, “Income Taxes”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

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

Under ASC 350, if we conclude that it is more likely than not that the fair value of a reporting unit exceeds the carrying amount, we are not required to perform the annual quantitative two-step impairment test. We used the qualitative assessment approach in connection with our 2014 annual impairment evaluation for the ERG and RCH reporting units.

With the exception of the interim goodwill impairment evaluation completed as of the end of the second quarter of 2014 for the legacy TECH, SCS and AVC reporting units, which resulted in a goodwill impairment charge of approximately $4.4 million for the AVC reporting units, there were no other goodwill impairments related to any reporting units during 2015, 2014, or 2013.

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

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

•
We review, and update if necessary, our long-term financial projections and compare them to the prior financial projections to determine if there has been a significant adverse change that could materially lower our prior valuation conclusions under both the discounted cash flow ("DCF") approach and the earnings before interest, taxes, depreciation and amortization ("EBITDA") multiple approach.

•	We compare and evaluate the reasonableness of our financial projections based on both historical results, as well as forecasted public information of our competitors.

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
December 31, 2015

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

2015 Interim and Annual Goodwill Impairment Considerations

During the third quarter of 2015, as a result of negative operating result trends, principally driven by the RCH and SCS reporting units, we evaluated whether such operating trends indicated that it was more likely than not that the fair value of any of our reporting units were below their carrying amounts.  Based on consideration of a number of qualitative and other factors, including the historical excess of fair value over the carrying amount of these reporting units, as well as consideration of the current and forecasted operating results, we determined that it was not more likely than not that the fair values of our reporting units were below their carrying amounts.  In order to further corroborate this assertion, we estimated a preliminary range of fair values of our reporting units using the income approach (discounted cash flow method) and the market approach (EBITDA multiple) with a range of preliminary assumptions.  This analysis, including consideration of sensitivity of the key fair value assumptions, resulted in a range of estimated fair values that corroborated our conclusion that it was not more likely than not that the fair value of our reporting units were below their carrying amounts. We note that based on this analysis, the estimated fair values of its AQH, SCS and ERG reporting units exceeded their respective carrying amounts by more than 50%. However, the estimated values of RCH from the analysis described above only exceeded the carrying value by approximately 20% to 30% as of September 26, 2015.

Given the sensitivity analysis performed in the third quarter described above, we concluded that the work performed as of September 26, 2015 was sufficient to constitute an appropriate qualitative assessment to conclude that it was not more likely than not that the fair value of the reporting units were below their carrying amounts in support of our annual goodwill impairment test, which was as of the first day of the fourth quarter or September 27, 2015.

During the fourth quarter of 2015, we concluded that continued negative operating result trends for certain of our reporting units, as well as the decline in our overall market capitalization, represented indicators of potential goodwill impairment. As a result, we completed a quantitative goodwill impairment test as of the end of its fiscal month of November. We estimated the fair value of each of the reporting units using a weighted average of 50% for the DCF approach and 50% for the EBITDA approach, which we determined to be a reasonable and predictive methodology for estimating the long-term fair value of the reporting units. The AQH reporting unit and the North American operations of the RCH reporting unit valuations assumed a taxable transaction while the ERG reporting unit, SCS reporting unit and foreign operations of the RCH reporting unit valuations assumed a non-taxable transaction. The following table summarizes the WACC’s utilized in the DCF approach and market multiples utilized in the EBITDA approach for each of the reporting units:

Reporting Unit	WACC	Range of Market Multiples
		Low-End		High-End
AQH	12.4%	7.50	-	8.00
ERG	12.1%	7.50	-	8.00
SCS	14.4%	6.50	-	7.50
RCH	12.2%	8.50	-	9.50

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

It was determined that the estimated fair values of our reporting units were greater than their carrying value. As a result, no Step 2 test for goodwill impairment was required as of November 21, 2015.

We believe that our assumptions used to estimate the fair value of its reporting units were reasonable. As an additional corroborative test of the reasonableness of those assumptions, we completed a reconciliation of our market capitalization and overall enterprise value to the fair value of all of our reporting units as of November 21, 2015. If different assumptions were used, particularly with respect to estimating future cash flows, weighted average costs of capital, and terminal growth rates, different estimates of fair value may have resulted. The estimated fair values of the AQH, ERG and SCS reporting units were more than 50% greater than the carrying value of these reporting units. However, the estimated fair value for the RCH reporting unit was only approximately 10% greater than the carrying value of this reporting unit. Therefore, a continued negative trend of operating results or material changes to forecasted operating results of the RCH reporting unit could result in the requirement for additional interim goodwill impairment tests and the potential of a future goodwill impairment charge, which could be material.  As of December 31, 2015, the goodwill of the RCH reporting unit was approximately $106.4 million and is principally related to the April 2014 acquisition of Reznor.

Based on consideration of the above interim goodwill impairment test, including the estimated excess fair value over carrying value of the reporting units, as well as, our review and analysis of any indicators of potential goodwill or other long-lived asset impairment from November 21, 2015 through December 31, 2015, we concluded that it was more likely than not that no impairment of goodwill existed as of December 31, 2015.

2014 Interim Goodwill Impairment Test

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
December 31, 2015

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

We believe that the impairment losses were reasonable and represented our best estimate of the impairment loss. If market conditions deteriorate further for these entities, it is reasonably possible that the estimate of expected future cash flows may change, resulting in an additional impairment charge relating to property and equipment.

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
December 31, 2015

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

We determined that it was appropriate to use the qualitative assessment approach for the 2014 annual goodwill impairment evaluation performed as of the first day of the fourth quarter for ERG and RCH. The estimated fair value of ERG derived in our prior valuation analysis continued to be significantly in excess of the carrying value. The goodwill for RCH as of the first day of the fourth quarter represented the preliminary goodwill recorded in connection with our acquisition of Reznor (see Note 2, “Acquisitions and Dispositions”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report). Based on the qualitative analysis performed, as described above, we determined that it was more likely than not that the fair values of ERG and RCH were both greater than their carrying amounts as of the first day of the fourth quarter. Accordingly, we were not required to perform the two-step quantitative impairment test for 2014 for ERG and RCH.

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
December 31, 2015

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

As a result of the potential indicators of goodwill impairment previously disclosed, the Company completed a review of impairment of other long-lived assets for its asset groups and a review of the estimated remaining useful lives in both the third and fourth quarter of 2015. We did identify, based on the changes in the expected utilization of certain assets, as well as revised estimated future cash flows, that a reduction of the remaining useful lives of certain intangible assets of assets groups within the AQH, RCH, SCS, and ERG reporting units was required. The impact of this change in estimated useful lives was approximately $1.9 million of additional amortization expense in 2015 and represents a change in the estimated future annual amortization of approximately $5.9 million. Except as described below, no impairment was noted in 2015.

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

For the year ended December 31, 2014, we recorded a long-lived asset impairment charge for property and equipment within the AVC segments of approximately $1.3 million (see "- Goodwill - 2014 Interim Goodwill Impairment Test").

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

Pensions and Post-Retirement Health Benefits

Our accounting for pensions, including supplemental executive retirement plans and post-retirement health benefit liabilities, requires estimates of such items as the long-term average return on plan assets, the discount rate, the rate of compensation increase and the assumed medical cost inflation rate. We utilize long-term investment-grade bond yields as the basis for selecting a discount rate by which plan obligations are measured. An analysis of projected cash flows for each plan is performed in order to determine plan-specific duration. Discount rates are selected based on high quality corporate bond yields of similar durations. During 2014, the Society of Actuaries released new mortality tables that reflect increased life expectancy over the previous tables.  We incorporated these new tables in the 2014 fair value measurement of our U.S. pension plans which resulted in an increase in the projected benefit obligation as of December 31, 2014. We used the updated mortality tables released by the Society of Actuaries in 2015 for the 2015 fair value measurement of our U.S. pension plans. These estimates require a significant amount of judgment as items such as stock market fluctuations, changes in interest rates, plan amendments, and curtailments can have a significant impact on the assumptions used and, therefore, on the ultimate final actuarial determinations for a particular year. We believe the procedures and estimates used in our accounting for pensions and post-retirement health benefits are reasonable and consistent with acceptable actuarial practices in accordance with U.S. generally accepted accounting principles. At December 31, 2015, the net actuarial loss recognized within accumulated other comprehensive loss that has not yet been recognized as a component of net periodic pension cost, net of

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

tax, was approximately $23.2 million which includes the defined benefit and post-retirement health benefit plans. See Note 13, “Pension, Profit Sharing and Other Post-Retirement Benefits”, to the consolidated financial statements, Item 8 of Part II, included elsewhere in this report.

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

Contingencies

We are subject to contingencies, including legal proceedings and claims arising out of our business, that cover a wide range of matters including, among others, environmental matters, contract and employment claims, workers' compensation claims, product liability, product recalls, warranty, and modification, adjustment or replacement of component parts of units sold. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.

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

NORTEK, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
December 31, 2015

Share-Based Compensation Expense

We measure share-based compensation expense at fair value in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”), and recognizes such expense over the vesting period of the share-based awards. Total share-based compensation expense for 2015, 2014 and 2013 totaled approximately $5.4 million, $6.2 million, and $10.5 million, respectively.

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, we have determined a specific forfeiture rate for certain employee groups based on the award date and have applied forfeiture rates ranging from approximately 0% to 29% at December 31, 2015 depending on the specific employee group. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

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
December 31, 2015

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

The required certification of our Chief Executive Officer, who is our principal executive officer, and is acting as our principal financial officer for SEC reporting purposes while we conduct our search for a permanent Chief Financial Officer, is included as Exhibit 31 to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, management's report on internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. This certification should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certification.

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer, who is both the Company's principal executive and principal financial officer for SEC reporting purposes, the Company's management has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) accumulated and communicated to the Company's management, including the Company's Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Anthro Corporation and Numera, Inc., which are included in the consolidated financial statements of Nortek, Inc. as of December 31, 2015 and constituted approximately 1% of total assets as of December 31, 2015 and approximately 2% of net sales for the year then ended. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were designed and are functioning effectively.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The acquisition of Anthro Corporation on January 21, 2015 and Numera, Inc. on June 30, 2015 have expanded the Company's internal control environment. The Company has not completed the integration of the acquired operations and systems into its overall internal control over financial reporting process. The process of integrating policies, processes, people, technology, operations and systems for the combined companies may result in additions or changes to the Company's internal control over financial reporting in the future. Management will continue to evaluate its internal control over financial reporting as the Company executes its integration activities.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Anthro Corporation and Numera, Inc., which are included in the consolidated financial statements of Nortek, Inc. as of December 31, 2015 and constituted approximately 1% of total assets as of December 31, 2015 and approximately 2% of net sales for the year then ended.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework).

Based on the results of this assessment, management, including our Chief Executive Officer, who is both the Company's principal executive and principal financial officer, has concluded that, as of December 31, 2015, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company's internal control over financial reporting, which is included immediately following this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Nortek, Inc. and subsidiaries

We have audited Nortek, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Nortek, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting,  management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Anthro Corporation and Numera, Inc., which are included in the 2015 consolidated financial statements of Nortek, Inc. and subsidiaries and constituted approximately 1% of total assets as of December 31, 2015 and approximately 2% of net sales for the year then ended. Our audit of internal control over financial reporting of Nortek, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Anthro Corporation and Numera, Inc.

In our opinion, Nortek, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nortek, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' investment for each of the three years in the period ended December 31, 2015 of Nortek, Inc. and subsidiaries and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 29, 2016

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS.

The information required by this Item 10 with respect to executive officers of the Company is contained at the end of Part I of this Form 10-K under the heading “Executive Officers of the Registrant.”

Code of Ethics. The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions, as well as all directors, officers and employees of the Company and its subsidiaries and affiliates. The Code of Ethics is posted on the Company's website at www.nortek.com at “Corporate Governance” under “Investors". A copy of the Code of Ethics is also available without charge by requesting it in writing from Nortek, Inc., 500 Exchange Street, Providence, Rhode Island 02903. The Company intends to satisfy the disclosure requirement regarding any amendment to, or a waiver from, a provision of the Code of Ethics for the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on its website.

The other information required by this Item is incorporated by reference from our definitive proxy statement for our 2016 annual meeting of stockholders (“2016 Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION.

The other information required by this Item is incorporated by reference from the 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated by reference from the 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The other information required by this Item is incorporated by reference from the 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The other information required by this Item is incorporated by reference from the 2016 Proxy Statement.

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

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

(c)	The exhibits are listed in the Exhibit Index, which is incorporated herein by reference

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2016.

NORTEK, INC.

/s/ Michael J. Clarke
Michael J. Clarke
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 29, 2016.

/s/ Michael J. Clarke	/s/ Jeffrey C. Bloomberg
Michael J. Clarke	Jeffrey C. Bloomberg
Chief Executive Officer and President	Director
(Principal Executive Officer and Principal Financial Officer)
/s/ John T. Coleman
/s/ Donald W. Reilly	John T. Coleman
Donald W. Reilly	Director
Authorized Officer, Vice President - Corporate Controller
Chief Accounting Officer	/s/ James B. Hirshorn
James B. Hirshorn
Director

/s/ Thomas A. Keenan
Thomas A. Keenan
Director

/s/ Daniel C. Lukas
Daniel C. Lukas
Director

/s/ Chris A. McWilton
Chris A. McWilton
Director

/s/ Bennett Rosenthal
Bennett Rosenthal
Director

/s/ J. David Smith
J. David Smith
Director

NORTEK, INC. AND SUBSIDIARIES

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2015	2014	2013
	(Dollar amounts in millions, except per share data)

Net Sales	$2,526.1	$2,546.1	$2,287.9

Costs and Expenses:
Cost of revenues	1,797.9	1,805.0	1,624.6
Selling, general and administrative expense, net	571.0	557.8	519.8
Loss on sale of assets	2.9	—	—
Impairment of long-lived assets and goodwill ($4.4 million for 2014)	1.6	80.4	4.3
Amortization of intangible assets	67.3	60.0	51.3
	2,440.7	2,503.2	2,200.0
Operating earnings	85.4	42.9	87.9
Net interest expense	(100.7)	(105.6)	(99.3)
Loss from debt retirement	(14.8)	(2.3)	—
Loss before benefit from income taxes	(30.1)	(65.0)	(11.4)
Benefit from income taxes	(3.4)	(19.4)	(3.1)
Net loss	$(26.7)	$(45.6)	$(8.3)

Basic (loss) earnings per share	$(1.67)	$(2.92)	$(0.54)

Diluted (loss) earnings per share	$(1.67)	$(2.92)	$(0.54)

Weighted Average Common Shares:
Basic	15,943,527	15,635,710	15,371,932
Diluted	15,943,527	15,635,710	15,371,932

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
	2015	2014	2013
	(Dollar amounts in millions)

Net loss	$(26.7)	$(45.6)	$(8.3)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(10.5)	(7.9)	(3.0)
Pension liability adjustments:
Actuarial gain (loss) arising during the period	3.5	(16.3)	14.3
Amortization to net income of net actuarial loss	1.4	0.2	0.7
Deferred income taxes on pension liability	(1.2)	4.6	(6.0)
Total pension liability adjustments, net of tax	3.7	(11.5)	9.0

Other comprehensive (loss) income	(6.8)	(19.4)	6.0

Comprehensive loss	$(33.5)	$(65.0)	$(2.3)

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in millions)

	December 31,
	2015	2014
Assets
Current Assets:
Unrestricted cash and cash equivalents	$24.6	$58.4
Restricted cash	0.3	0.6
Accounts receivable, less allowances of $3.6 million and $3.7 million, respectively	340.0	324.9
Inventories:
Raw materials	103.9	111.8
Work in process	26.1	28.3
Finished goods	238.1	234.2
	368.1	374.3
Prepaid expenses	19.3	18.4
Other current assets	10.9	10.1
Tax refunds receivable	8.2	8.0
Deferred tax assets	—	28.1
Total current assets	771.4	822.8

Property and Equipment, at Cost:
Land	16.9	17.9
Buildings and improvements	108.9	118.5
Machinery and equipment	339.5	297.8
	465.3	434.2
Less accumulated depreciation	236.3	196.2
Total property and equipment, net	229.0	238.0

Other Assets:
Goodwill	505.5	474.3
Intangible assets, less accumulated amortization of $278.4 million and $210.9 million, respectively	609.1	642.6
Deferred debt expense	13.5	17.3
Restricted investments	0.9	0.9
Other assets	14.5	13.2
	1,143.5	1,148.3
Total Assets	$2,143.9	$2,209.1

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)
(Dollar amounts in millions, except shares data)

	December 31,
	2015	2014
Liabilities and Stockholders' Investment

Current Liabilities:
Short-term bank obligations	$0.5	$0.6
Current maturities of long-term debt	6.9	6.3
Accounts payable	269.2	288.8
Accrued expenses, taxes, and deferred revenue	214.5	222.4
Total current liabilities	491.1	518.1

Other Liabilities:
Deferred income taxes	76.9	123.5
Other	178.5	185.9
	255.4	309.4

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,385.1	1,339.4

Commitments and Contingencies (Note 6)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 17,041,710 shares issued and 16,986,493 shares issued at December 31, 2015 and 2014, respectively	0.2	0.2
Additional paid-in capital	256.8	249.4
Accumulated deficit	(143.8)	(117.1)
Accumulated other comprehensive loss	(42.5)	(35.7)
Less: Treasury stock at cost, 782,670 shares and 732,340 shares at December 31, 2015 and 2014, respectively	(58.4)	(54.6)
Total stockholders' investment	12.3	42.2
Total Liabilities and Stockholders' Investment	$2,143.9	$2,209.1

The accompanying notes are an integral part of these consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2015	2014	2013
	(Dollar amounts in millions)
Cash flows from operating activities:
Net loss	$(26.7)	$(45.6)	$(8.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	50.4	43.2	40.6
Amortization expense, including increase to cost of revenues for inventory acquired in business combinations	67.8	62.2	54.6
Non-cash impairment charges	1.6	80.4	4.3
Loss from debt retirement	14.8	2.3	—
Change in fair value of contingent consideration liability	(3.5)	—	—
Non-cash interest expense, net	3.1	2.5	2.4
Non-cash share-based compensation expense	5.4	6.2	10.5
Excess tax benefit on share-based awards	(0.4)	(3.2)	—
Loss (gain) on sale of assets	2.2	(0.3)	0.6
Deferred income tax benefit	(21.3)	(38.1)	(7.7)
Changes in certain assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(20.6)	(32.6)	5.8
Inventories	2.4	(82.5)	(0.7)
Prepaid and other current assets	1.3	4.4	(2.1)
Accounts payable	(15.2)	63.0	23.7
Accrued expenses, taxes, and deferred revenue	(1.4)	(15.0)	29.0
Long-term assets, liabilities and other, net	(10.8)	(9.3)	(17.5)
Total adjustments to net loss	75.8	83.2	143.5
Net cash provided by operating activities	49.1	37.6	135.2
Cash flows from investing activities:
Capital expenditures	(44.8)	(38.9)	(43.8)
Net cash paid for businesses acquired and dispositions	(64.7)	(267.9)	(146.4)
Net cash paid for acquisition of assets	(6.0)	—	—
Proceeds from the sale of property and equipment	1.1	1.7	0.2
Change in restricted cash and marketable securities	0.3	0.4	(2.4)
Other, net	(0.5)	(1.4)	(0.9)
Net cash used in investing activities	(114.6)	(306.1)	(193.3)
Cash flows from financing activities:
Proceeds from ABL and other borrowings	454.5	253.2	153.1
Payment of ABL and other borrowings	(417.6)	(258.1)	(156.0)
Redemption of the 10% Senior Notes due 2018, including redemption premium	(262.5)	—	—
Net proceeds from borrowings under the senior secured term loan facility due 2020	261.8	349.1	—
Redemption of the senior secured term loan facility due 2017	—	(93.0)	—
Fees paid in connection with debt facilities	(2.7)	(6.3)	—
Net use from equity transactions	(2.2)	(2.1)	(2.5)
Excess tax benefit on share-based awards	0.4	3.2	—
Other, net	—	—	(0.3)
Net cash provided by (used in) financing activities	31.7	246.0	(5.7)
Net change in unrestricted cash and cash equivalents	(33.8)	(22.5)	(63.8)
Unrestricted cash and cash equivalents at the beginning of the period	58.4	80.9	144.7
Unrestricted cash and cash equivalents at the end of the period	$24.6	$58.4	$80.9

 The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

	Common Stock		Treasury Stock
	Nominal Value	Number	Nominal Value	Number	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Compre-hensive Income (Loss)	Total Stockholders' Investment
	(Dollar amounts in millions)
Balance, December 31, 2012	$0.1	16,026,374	$(9.5)	172,685	$189.1	$(63.2)	$(22.3)	$94.2
Net loss	—	—	—	—	—	(8.3)	—	(8.3)
Other comprehensive earnings	—	—	—	—	—	—	6.0	6.0
Issuance of restricted stock	—	139,345	—	—	—	—	—	—
Forfeitures of unvested restricted stock	—	(136,192)	—	—	—	—	—	—
Exercise of stock options	0.1	74,430	—	—	1.5	—	—	1.6
Warrants exercised	—	46,837	—	—	2.5	—	—	2.5
Shares withheld and repurchased related to minimum statutory tax withholding requirements and shares repurchased to net share settlements	—	—	(6.6)	90,460	—	—	—	(6.6)
Share-based compensation expense	—	—	—	—	10.5	—	—	10.5
Balance, December 31, 2013	$0.2	16,150,794	$(16.1)	263,145	$203.6	$(71.5)	$(16.3)	$99.9
Net loss	—	—	—	—	—	(45.6)	—	(45.6)
Other comprehensive loss	—	—	—	—	—	—	(19.4)	(19.4)
Issuance of restricted stock	—	157,932	—	—	—	—	—	—
Forfeitures of unvested restricted stock	—	(83,508)	—	—	—	—	—	—
Exercise of stock options	—	131,974	—	—	3.2	—	—	3.2
Warrants exercised		629,301	—	—	33.2	—	—	33.2
Shares withheld and repurchased related to minimum statutory tax withholding requirements and shares repurchased to net share settlements	—	—	(38.5)	469,195	—	—	—	(38.5)
Share-based compensation expense	—	—	—	—	6.2	—	—	6.2
Excess tax benefit on share-based awards	—	—	—	—	3.2	—	—	3.2
Balance, December 31, 2014	$0.2	16,986,493	$(54.6)	732,340	$249.4	$(117.1)	$(35.7)	$42.2
Net loss	—	—	—	—	—	(26.7)	—	(26.7)
Other comprehensive loss	—	—	—	—	—	—	(6.8)	(6.8)
Issuance of restricted stock	—	69,076	—	—	—	—	—	—
Forfeitures of unvested restricted stock	—	(65,813)	—	—	—	—	—	—
Exercise of stock options	—	51,954	—	—	1.6	—	—	1.6
Shares withheld and repurchased related to minimum statutory tax withholding requirements and shares repurchased to net share settlements	—	—	(3.8)	50,330	—	—	—	(3.8)
Share-based compensation expense	—	—	—	—	5.4	—	—	5.4
Excess tax benefit on share-based awards	—	—	—	—	0.4	—	—	0.4
Balance, December 31, 2015	$0.2	17,041,710	$(58.4)	782,670	$256.8	$(143.8)	$(42.5)	$12.3

The accompanying notes are an integral part of these consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

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

The accompanying consolidated financial statements reflect the financial position, results of operations, comprehensive income (loss), and cash flows of the Company after elimination of intercompany accounts and transactions. As a result of certain acquisitions and a disposition as discussed in Note 2, “Acquisitions and Dispositions”, the operating results of these acquired entities are included in the Company’s consolidated results of operations from the date of acquisition prospectively and the results of operations from dispositions are excluded commencing on the date of disposition. The Company has entered into certain arrangements with an independent third party in Mexico related to the Company’s manufacturing operations in Mexico. The Company has evaluated the operating entities that were formed under these arrangements and has determined that these entities are variable interest entities in accordance with Accounting Standards Codification ("ASC") 810, "Consolidation" ("ASC 810"). The Company has concluded that it is the primary beneficiary of these entities since it has both the power to direct activities that most significantly impact the entities' economic performance and the obligation to absorb losses that could potentially be significant since the Company is responsible for all operating decisions and all operating costs of these entities. As a result, the Company is consolidating the results of these entities in accordance with ASC 810. For the years ended December 31, 2015 and 2014, the results of operations of these entities included in the Company’s statement of operations were not material.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation.

During the second quarter of 2015, the Company transferred the management of its UK commercial HVAC subsidiary from the Custom and Commercial Air Solutions ("CAS") segment to the Residential and Commercial HVAC ("RCH") segment. This UK subsidiary did not have any goodwill or other long-lived assets; as such, the Company was not required to perform a long-lived asset impairment analysis. Additionally, during the second quarter of 2014, the Company changed the composition of its reporting segments to exclude the audio, video and control ("AVC") entities (formerly the "AV entities") from the Security and Control Solutions ("SCS") segment due to the Chief Operating Decision Maker's decision to operate each of these entities separately and manage each as a standalone segment. The AVC entities have been combined and have not been reported separately as these operating segments are individually not significant (the "AVC segments"). See Note 3, “Goodwill and Other Intangible Assets”. As a result of these changes, the Company has restated prior period segment disclosures to conform to the new composition.

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
December 31, 2015

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

Certain of the Company's arrangements with its customers, principally in the CAS segment, are multiple-element arrangements that can include any combination of products and services such as extended warranties, installation and start up testing as deliverables. With the exception of certain extended warranty arrangements, substantially all of the deliverables within the Company’s multiple element arrangements are delivered within a one year period. In accordance with ASC 605-25, "Revenue Recognition", the Company believes that any undelivered elements can be accounted for separately from the delivered element when the delivered elements have value to its customers on a stand-alone basis. Accordingly, revenue for an undelivered-element is deferred until delivery occurs. The Company is required to allocate revenue to multiple element arrangements based on the relative fair value of each element’s estimated selling price. The Company uses vendor-specific objective evidence (“VSOE”), if available, to determine the selling price of each element. The Company determines VSOE based on its normal pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining VSOE, the Company's policy requires a substantial majority of selling prices for a product or service to be within a reasonably narrow range. The Company also considers the class of customer, method of distribution, and the geographies into which its products and services are sold when determining VSOE. If VSOE is not available, the Company uses third-party evidence or its best estimated selling price to determine the selling price for each element.

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

On June 30, 2015, one of the Company’s wholly-owned subsidiaries completed the acquisition of certain assets and liabilities related to the mobile personal emergency response system and telehealth business of Numera, Inc. (“Numera”), a privately held company, to expand its technology and product offerings of the SCS segment.    Refer to Note 2, "Acquisitions and Dispositions",

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

for further discussions related to this acquisition. Due to the fact that the fees that Numera receives for hardware sales and related hardware activations were not deemed separate units of accounting, these fees are deferred and recognized ratably over the estimated period of economic benefit which has been initially determined to be three years. In addition, Numera capitalizes the direct and incremental costs related to hardware and activation sales and recognizes these costs over the same period that the associated revenue is recognized. As of December 31, 2015, Numera had approximately $2.8 million of deferred revenue and approximately $2.2 million of deferred cost of revenues.

With the exception of deferred cost of revenues related to Numera discussed above, the amount of deferred cost of revenues at December 31, 2015 and 2014, respectively, was not material.

The Company also provides for its estimate of warranty, bad debts and shipping costs at the time of sale. Shipping and warranty costs are included in cost of revenues. Provisions for the estimated allowance for doubtful accounts are recorded in SG&A. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as changes in economic conditions, past due and nonperforming accounts, bankruptcies or other events affecting particular customers. The Company periodically evaluates the adequacy of its allowance for doubtful accounts recorded in its consolidated balance sheet to ensure the adequacy of the recorded provisions. The analysis for allowance for doubtful accounts often involves subjective analysis of a particular customer’s ability to pay. As a result, significant judgment is required in determining the appropriate amounts to record and such judgments may prove to be incorrect in the future. The Company believes that its procedures for estimating such amounts are reasonable.

Cash and Cash Equivalents

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.

The Company has classified as restricted in the accompanying consolidated balance sheet certain cash and cash equivalents that are not fully available for use in its operations. At December 31, 2015 and 2014, the Company had cash and cash equivalents pledged as collateral or held in pension trusts for certain debt, insurance, employee benefits and other requirements of approximately $1.2 million (of which approximately $0.9 million is included in long-term assets) and approximately $1.5 million (of which approximately $0.9 million is included in long-term assets), respectively.

Inventories

Inventories in the accompanying consolidated balance sheet are valued at the lower of cost or market. At December 31, 2015, approximately $126.6 million of the Company's total inventories were valued on the last-in, first-out method (“LIFO”) of accounting. Under the first-in, first-out method (“FIFO”), such inventories would have been approximately $2.2 million lower at December 31, 2015. At December 31, 2014, approximately $127.7 million of the Company's total inventories were valued under LIFO. Under FIFO, such inventories would have been approximately $1.7 million lower at December 31, 2014. All other inventories were valued under the FIFO method.

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

Inventory acquired in business combinations is recorded to cost of revenues over the period in which the inventory will be sold.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company’s consolidated financial statements, and the amounts included in the Company’s federal, state and foreign income tax returns, be recognized in the balance sheet. As the Company generally does not file its income tax returns until well after the closing process for the December 31 financial statements is complete, the amounts recorded at December 31 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that fiscal year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that Nortek and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards, and valuation allowances required, if any, for tax assets that may not be realizable in the future. As discussed further below, the Company adopted Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

2015-17") at December 31, 2015 and as such, all deferred tax assets and liabilities are recorded to long-term. Prior to the Company's adoption of ASU 2015-17, ASC 740 required balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gave rise to a temporary difference (see Note 8, “Income Taxes”). The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

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

In instances where the Company provides termination benefits and an ongoing arrangement does not exist, the timing of measurement of a liability for one-time employee termination benefits depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. If employees are not required to render service until they are terminated in order to receive the termination benefits (that is, if employees are entitled to receive the termination benefits regardless of when they leave) or if employees will not be retained to render service beyond the minimum retention period, a liability for the termination benefits is measured and recognized at its fair value at the communication date. If employees are required to render service until they are notified in order to receive the termination benefits and will be retained to render service beyond the minimum retention period, a liability for the termination benefits is measured initially at the communication date based on the fair value of the liability as of the termination date and recognized ratably over the future service period.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

Research and Development

The Company’s research and development activities are principally related to new product development. Recorded in SG&A, research and development costs were approximately $77.7 million, $75.4 million and $65.5 million for 2015, 2014 and 2013, respectively, and represented approximately 3.1%, 3.0%, and 2.9% of the Company’s consolidated net sales for 2015, 2014 and 2013, respectively.

Foreign Currency Translation

The financial statements of subsidiaries located outside of the United States are generally measured using the foreign subsidiary's local currency as the functional currency. The financial statements of the Company's international subsidiaries are translated in accordance with ASC 830, "Foreign Currency Matters" ("ASC 830"). The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Before translation, the Company re-measures foreign currency denominated assets and liabilities, including certain inter-company accounts receivable and payable that have been determined to not be of a “long-term investment” nature, as defined by ASC 830, into the functional currency of the respective entity, resulting in unrealized gains or losses recorded in the consolidated statements of operations. Net sales, costs and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income (loss) included in stockholders’ investment. Transaction gains and losses and the remeasurement of certain intercompany receivables and payables are recorded in SG&A. The Company has provided long-term intercompany funding to certain of its foreign subsidiaries, principally for acquisitions, that are deemed to be of a long-term investment nature with the resulting translation adjustments being recorded as a component of stockholders’ equity within accumulated other comprehensive loss.  The Company recorded a translation loss of approximately $(4.8) million and $(7.3) million in 2015 and 2014, respectively, and recorded a translation gain of approximately and $0.7 million in 2013 related to this long-term intercompany funding within accumulated other comprehensive loss.

New Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued its new leases standard, ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is aimed at putting most leases on lessees’ balance sheets, but it would also change aspects of lessor accounting. ASU 2016-02 is effective for public business entities for annual periods beginning after December 15, 2018 and interim periods within that year. As a result, the Company will adopt this standard effective January 1, 2019.  This standard is expected to have a significant impact on the Company’s current accounting for its lease arrangements, particularly its current operating lease arrangements, as well as, disclosures.  The Company is currently evaluating the impact of adoption on its financial position and results from operations.

In November 2015, the FASB issued ASU 2015-17. ASU 2015-17 simplifies the classification of deferred income tax liabilities and assets on the balance sheet by requiring deferred tax liabilities and assets to be classified as non-current on the balance sheet rather than classifying them separately into current and non-current amounts. The guidance in ASU No. 2015-17 is effective for periods beginning after December 15, 2016 and early adoption is permitted. The Company early adopted this pronouncement in the fourth quarter of 2015 on a prospective basis. As a result, the Company has presented all deferred tax assets and liabilities as non-current on the accompanying consolidated balance sheet as of December 31, 2015, but has not reclassified current deferred tax assets and liabilities on the accompanying consolidated balance sheet at December 31, 2014. See Note 8, “Income Taxes”, for further information regarding the adoption of this standard.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments ("ASU 2015-16"), as part of its simplification initiative. Under ASU 2015-16, an acquirer would be required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Further, the acquirer must record, in the financial statements for the same period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Under ASU 2015-16, entities must also present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance in ASU No. 2015-16 is effective for periods beginning after December 15, 2015 and should be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not been issued. The

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

Company adopted this pronouncement in the third quarter of 2015 and the adoption of this standard did not have a material effect on the Company's consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. ASU 2015-05 will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company will adopt this pronouncement prospectively in the first quarter of 2016 and is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which provides guidance on simplifying the presentation of debt issuance costs on the balance sheet. To simplify presentation of debt issuance costs, the amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) ("ASU 2015-15"), to address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Under ASU 2015-15, entities are permitted to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of credit-arrangement. ASU 2015-03 and ASU 2015-15 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and early adoption is permitted for financial statements that have not yet been previously issued. In accordance with ASU 2015-03 and ASU 2015-15, companies should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company will adopt these pronouncements in the first quarter of 2016. Adoption is not expected to have a material effect on the Company's consolidated financial statements, but will affect balance sheet presentation.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) ("ASU 2014-15"), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments require

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term "substantial doubt", (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company will adopt this pronouncement for the year ended December 31, 2016 and does not expect adoption to have a material effect on the Company's consolidated financial statements.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

2.	ACQUISITIONS AND DISPOSITIONS

Acquisitions

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

The Company acquired this business for an initial aggregate purchase price of approximately $51.0 million, of which approximately $50.8 million was paid in cash and an additional $0.2 million related to the amount of consideration being paid in excess of the fair value of certain services provided by the former stockholders of Anthro. Approximately $5.0 million of the purchase price is held in escrow to cover general business representations and warranties. This amount will be paid 18 months after the closing date.  During the third quarter of 2015, the Company received approximately $0.7 million for working capital and other purchase price adjustments. As a result, the final adjusted purchase price was approximately $50.3 million. Acquisition-related costs were expensed as incurred within selling, general and administrative expense, net in the Company’s consolidated statement of operations and were not material.

The Company made preliminary estimates of the fair value of the assets and liabilities of Anthro, including certain tangible and intangible assets and liabilities, utilizing information available at the time and these estimates are subject to refinement until all pertinent information has been obtained. These non-recurring fair value measurements are primarily determined using unobservable inputs. Accordingly, these fair value measurements are classified within Level 3 of the fair value hierarchy. During the fourth quarter of 2015, as a result of gathering additional information from the time of the acquisition related to certain acquired contingent liabilities, the Company recorded a measurement period adjustment of approximately $0.1 million to reflect the increase in the fair value of the acquired contingent liability with a corresponding increase to goodwill.

The Company determined that the fair value of tangible net assets acquired was approximately $5.1 million, including cash of approximately $0.6 million and a fair value adjustment related to inventory acquired of approximately $0.5 million which was recognized in cost of revenues during the first quarter of 2015.  In addition, approximately $19.6 million was recognized for definite-lived intangible assets, and approximately $25.6 million was recorded to goodwill.

The following is a summary of the estimated fair values and weighted average useful lives by intangible asset class (dollar amounts in millions):

	Fair Value	Weighted Average Useful Lives
Developed technology	$13.3	4.0
Customer relationships	2.2	4.5
Trade names	3.9	5.0
Favorable lease arrangements	0.2	3.0
	$19.6	4.3

The factors contributing to the recognition of goodwill were based upon the Company’s determination that several strategic and synergistic benefits are expected to be realized from the combination. This transaction was treated for U.S. federal and applicable state and local income tax purposes as a taxable purchase of assets. Therefore, substantially all of the goodwill is expected to be deductible for tax purposes.

The results of Anthro have been included in the Company’s consolidated financial statements since the date of acquisition within the ERG segment. Pro forma results related to the acquisition of Anthro have not been presented, as the effect is not significant to the Company's consolidated operating results.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

Numera Acquisition

On June 30, 2015, one of the Company’s wholly-owned subsidiaries completed the acquisition of certain assets and liabilities of Numera for an aggregate initial all cash purchase price of approximately $12.0 million, of which approximately $1.5 million was deposited into an escrow account with a third party escrow agent. The acquired operations have been integrated into the Company’s Security and Controls Solutions (“SCS”) segment. The Company completed the acquisition to expand its technology and product offerings of the SCS segment.

In addition to the initial purchase price consideration, the Company could be required to pay an additional purchase price of up to $28.0 million, which is based on the amount by which future sales, as defined under the purchase agreement, exceed $12.1 million during the period from March 29, 2015 through March 26, 2016 ("earn-out period"). The fair value of the contingent consideration at the acquisition date was determined to be approximately $3.7 million resulting in a total purchase price of approximately $15.7 million. The Company recorded its estimate of the fair value of the contingent consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration. The Company’s fair value of the contingent consideration was determined using an option pricing model. The real option approach methodology applies option pricing theory to a “real” stream, such as revenue. Utilization of this methodology allows running a high number of simulations and therefore, the Company believes that this valuation methodology was most appropriate.

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

During the fourth quarter of 2015, based on consideration of Numera’s post acquisition revenues during the earn-out period, as well as forecasts for the remainder of the earn-out period which were impacted by certain short-term delays in customer purchases, the Company determined that there was a decrease in the fair value of the contingent consideration liability. At December 31, 2015, the Company determined that the fair value of the contingent consideration liability was approximately $0.2 million and, as a result, recorded a benefit to selling, general and administrative expense, net of approximately $3.5 million in the fourth quarter of 2015. The fair value was determined utilizing a consistent valuation methodology with the acquisition date valuation methodology. Given the revenues to date, the fact that the remaining duration of the earn-out period is only approximately three months and that there is no significant level of backlog, the Company determined that the likelihood of any prospective material change in fair value of the contingent consideration liability is remote.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

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

Assumption of Distribution Centers

Effective December 31, 2015, the Company assumed control of certain U.S. dedicated distribution centers that had been operated by a third party logistics provider since 2013. As a result, on December 31, 2015, the Company assumed the operating lease arrangements for these distribution centers, as well as purchased certain machinery and equipment utilized in the operation of these distribution centers that was owned and operated by the third party for approximately $5.0 million. The Company determined that this transaction did not represent a business combination under ASC 805 due to the fact that there were certain inputs and processes that were not acquired which were more than insignificant. As a result, the Company recognized the purchase price of approximately $5.0 million for the acquired machinery and equipment and recorded these assets within machinery and equipment in its consolidated balance sheet. These assets are being depreciated over their remaining estimated useful lives of approximately 2.5 years.

The operating leases that the Company assumed had lease rates that were consistent with current market rates and had initial remaining lease terms of approximately 1 to 3 years and contain renewal options ranging from an additional 3 to 15 years. Rental payments during the renewal terms are based on market rates at the date of renewal and therefore do not represent bargain renewal options. The operating lease arrangements contain escalating rental payments that will result in the rental expense being straight-lined over the remaining initial lease terms in accordance with ASC 840, “Leases”, and also contain obligations to pay insurance and taxes. There are no significant restoration or other obligations under the lease arrangements that would represent material asset retirement obligations. The future minimum lease payments for these operating leases is as follows:

Year Ended December 31,	Future Minimum Rental Obligations
(Dollar amounts in millions)
2016	$4.3
2017	4.1
2018	3.3

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

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
$262.6

(1)
Includes cash of approximately $7.0 million, accounts receivable of approximately $17.5 million, inventories of approximately $20.5 million, prepaid and other current assets of approximately $1.0 million, and current deferred taxes of approximately $0.9 million. Inventories include a fair value adjustment to the historical carrying value of approximately $1.8 million, which increased cost of revenues for 2014.

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

The total fair value of intangible assets was approximately $125.0 million. The Company has determined that all of the intangible assets are subject to amortization and that they will have no residual value at the end of the amortization periods. The following is a summary of the estimated fair values and weighted average useful lives by intangible asset class (dollar amounts in millions):

	Fair Value	Weighted Average Useful Lives
Customer relationships	$64.8	11.1
Completed Technology	20.4	5.0
Trademarks	39.7	20.0
Other	$0.1	3.8
	$125.0	12.9

In connection with the acquisition of Reznor, the Company also incurred approximately $6.8 million of fees and expenses, which have been recorded in selling, general and administrative expense, net ("SG&A") in the accompanying consolidated statement of operations for 2014.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

The unaudited pro forma net sales, operating earnings, net loss, basic and diluted loss per share, and depreciation and amortization expense for the Company as a result of the acquisition of Reznor for the years ended December 31, 2014 and 2013 were as follows (amounts in millions, except loss per share data):

	2014	2013

Net sales	$2,598.2	$2,447.1
Operating earnings	55.7	98.8
Net loss	(37.6)	(6.0)
Basic loss per share	(2.40)	(0.39)
Diluted loss per share	(2.40)	(0.39)
Depreciation & amortization expense	108.9	112.8

These amounts were determined assuming that the acquisition of Reznor had occurred on January 1, 2013 and include pro forma adjustments to reflect (i) additional depreciation and amortization expense related to the estimates of the fair values of acquired tangible and intangible assets, (ii) changes in interest expense related to financing transactions due, in part, to funding the acquisition, and (iii) other pro forma adjustments that the Company considered appropriate related to the acquisition of Reznor. The transaction costs incurred in 2014 of approximately $6.8 million related to the acquisition of Reznor have been excluded from the unaudited pro forma operating earnings, net loss, and basic and diluted loss per share. These pro forma amounts are not necessarily indicative of the amounts that would have been achieved had the acquisition taken place as of January 1, 2013, nor are they necessarily indicative of the results for future periods.

The acquisition of Reznor contributed approximately $162.7 million and $117.0 million to net sales for 2015 and 2014, respectively, and approximately $12.8 million (which includes depreciation and amortization expense of approximately $17.2 million) and $7.7 million (which includes depreciation and amortization expense of approximately $12.3 million, including approximately $1.8 million of increased cost of revenues due to the recognition of inventory at its acquisition date fair value) to operating earnings for 2015 and 2014, respectively.

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
December 31, 2015

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

The unaudited pro forma net sales, operating earnings, net loss, basic and diluted loss per share, and depreciation and amortization expense for the Company as a result of the acquisition of 2GIG for 2013 were as follows (amounts in millions, except loss per share data):

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
Dispositions

Sale of TV One Business

In July 2015, the Company received an unsolicited inquiry regarding the purchase of its TV One businesses ("TV One") that were part of the audio, video and control ("AVC") entities and the Company commenced an evaluation of the potential sale of TV One.  On July 28, 2015, the Company’s Board of Directors approved the plan to sell the stock of TV One to a consortium of TV One's management on July 31, 2015.  Under the terms of the agreement, the Company has no ongoing involvement or obligations with respect to TV One and the Company is not obligated to indemnify the purchasers in connection with this transaction.  There was no substantial cash consideration received in connection with the transaction. The Company recorded a loss on sale of assets of approximately $2.9 million in the third quarter of 2015.   The Company concluded that the sale of TV One did not meet the criteria to be reported as a discontinued operation under ASC 205-20, "Discontinued Operations", due to the fact that its disposition does not represent a strategic shift that has (or will have) a major effect on the Company's operations and financial results.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

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

2015 Interim and Annual Goodwill Impairment Considerations

During the third quarter of 2015, as a result of negative operating result trends, principally driven by the RCH and SCS reporting units, the Company evaluated whether such operating trends indicated that it was more likely than not that the fair value of any of the Company’s reporting units were below their carrying amounts.  Based on consideration of a number of qualitative and other factors, including the historical excess of fair value over the carrying amount of these reporting units, as well as consideration of the current and forecasted operating results, the Company determined that it was not more likely than not that the fair values of its reporting units were below their carrying amounts.  In order to further corroborate this assertion, the Company estimated a preliminary range of fair values of its reporting units using the income approach (discounted cash flow method) and the market approach (EBITDA multiple) with a range of preliminary assumptions.  This analysis, including consideration of sensitivity of the key fair value assumptions, resulted in a range of estimated fair values that corroborated the Company’s conclusion that it was not more likely than not that the fair value of its reporting units were below their carrying amounts. The Company notes that based on this analysis, the estimated fair values of its AQH, SCS and ERG reporting units exceeded their respective carrying amounts by more than 50%. However, the estimated values of RCH from the analysis described above only exceeded the carrying value by approximately 20% to 30% as of September 26, 2015.

Given the sensitivity analysis performed in the third quarter described above, the Company concluded that the work performed as of September 26, 2015 was sufficient to constitute an appropriate qualitative assessment to conclude that it was not more likely than not that the fair value of the reporting units were below their carrying amounts in support of the Company’s annual goodwill impairment test, which was as of the first day of the fourth quarter or September 27, 2015.

During the fourth quarter of 2015, the Company concluded that continued negative operating result trends for certain of its reporting units, as well as the decline in the Company’s overall market capitalization, represented indicators of potential goodwill impairment. As a result, the Company completed a quantitative goodwill impairment test as of the end of its fiscal month of November. The Company estimated the fair value of each of the reporting units using a weighted average of 50% for the DCF approach and 50% for the EBITDA approach, which it determined to be a reasonable and predictive methodology for estimating

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

long-term fair value of the reporting units. The AQH reporting unit and the North American operations of the RCH reporting unit valuations assumed a taxable transaction while the ERG reporting unit, SCS reporting unit and foreign operations of the RCH reporting unit valuations assumed a non-taxable transaction. The following table summarizes the WACC’s utilized in the DCF approach and market multiples utilized in the EBITDA approach for each of the reporting units:

Reporting Unit	WACC	Range of Market Multiples
		Low-End		High-End
AQH	12.4%	7.50	-	8.00
ERG	12.1%	7.50	-	8.00
SCS	14.4%	6.50	-	7.50
RCH	12.2%	8.50	-	9.50

It was determined that the estimated fair values of the Company’s reporting units were greater than their carrying value. As a result, no Step 2 test for goodwill impairment was required as of November 21, 2015.

The Company believes that its assumptions used to estimate the fair value of its reporting units were reasonable. As an additional corroborative test of the reasonableness of those assumptions, the Company completed a reconciliation of its market capitalization and overall enterprise value to the fair value of all of its reporting units as of November 21, 2015. If different assumptions were used, particularly with respect to estimating future cash flows, weighted average costs of capital, and terminal growth rates, different estimates of fair value may have resulted. The estimated fair values of the AQH, ERG and SCS reporting units were more than 50% greater than the carrying value of these reporting units. However, the estimated fair value for the RCH reporting unit was only approximately 10% greater than the carrying value of this reporting unit. Therefore, a continued negative trend of operating results or material changes to forecasted operating results of the RCH reporting unit could result in the requirement for additional interim goodwill impairment tests and the potential of a future goodwill impairment charge, which could be material.  As of December 31, 2015, the goodwill of the RCH reporting unit was approximately $106.4 million and is principally related to the April 2014 acquisition of Reznor.

Based on consideration of the above interim goodwill impairment test, including the estimated excess fair value over carrying value of the reporting units, as well as, the Company's review and analysis of any indicators of potential goodwill or other long-lived asset impairment from November 21, 2015 through December 31, 2015, the Company concluded that it was more likely than not that no impairment of goodwill existed as of December 31, 2015.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

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

The Company believes that impairment losses were reasonable and represented its best estimate of the impairment loss. If market conditions deteriorate further for these entities, it is reasonably possible that the estimate of expected future cash flows may change, resulting in an additional impairment charge relating to property and equipment.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

average costs of capital, and terminal growth rates, different estimates of fair value may have resulted. The estimated fair values of the AQH and SCS reporting units would have to decrease by approximately 48% and 46%, respectively, before a potential impairment would be recognized.

The Company determined that it was appropriate to use the qualitative assessment approach for the 2014 annual goodwill impairment evaluation performed as of the first day of the fourth quarter for ERG and RCH. The estimated fair value of ERG derived in the Company's prior valuation analysis continued to be significantly in excess of the carrying value. The goodwill for RCH as of the first day of the fourth quarter represented the preliminary goodwill recorded in connection with the Company’s acquisition of Reznor (see Note 2, “Acquisitions and Dispositions”). Based on the qualitative analysis performed, as described above, the Company determined that it was more likely than not that the fair values of ERG and RCH were both greater than their carrying amounts as of the first day of the fourth quarter. Accordingly, the Company was not required to perform the two-step quantitative impairment test for 2014 for ERG and RCH.

The Company did not prepare updated goodwill impairment analyses as of December 31, 2014 for any reporting unit, as there were no indicators during the quarter that would have required such analysis.

2013 Annual Impairment Testing

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

Goodwill Activity

The following table presents a summary of the activity in goodwill by reporting segment for the years ended December 31, 2015 and 2014:

	Dec. 31, 2013 (1)	Acquisitions and Impairments (2)	Dec. 31, 2014 (1)	Acquisition and Other Adjustments (2)	Dec. 31, 2015 (1)
	(Dollar amounts in millions)
Air Quality and Home Solutions (“AQH”):
Gross goodwill	$156.8	$—	$156.8	$—	$156.8
Impairment losses	—	—	—	—	—
Net AQH goodwill	156.8	—	156.8	—	156.8
Security and Control Solutions (“SCS”):
Gross goodwill	80.9	—	80.9	4.4	85.3
Impairment losses	—	—	—	—	—
Net SCS goodwill	80.9	—	80.9	4.4	85.3
Ergonomic and Productivity Solutions (“ERG”):
Gross goodwill	131.4	—	131.4	25.6	157.0
Impairment losses	—	—	—	—	—
Net ERG goodwill	131.4	—	131.4	25.6	157.0
Residential and Commercial HVAC (“RCH”):
Gross goodwill	—	105.2	105.2	1.2	106.4
Impairment losses	—	—	—	—	—
Net RCH goodwill	—	105.2	105.2	1.2	106.4
Audio, Video and Control Solutions ("AVC")
Gross goodwill	4.4	—	4.4	—	4.4
Impairment losses	—	(4.4)	(4.4)	—	(4.4)
Net AVC goodwill	4.4	(4.4)	—	—	—
Consolidated goodwill:
Gross goodwill	373.5	105.2	478.7	31.2	509.9
Impairment losses	—	(4.4)	(4.4)	—	(4.4)
Net consolidated goodwill	$373.5	$100.8	$474.3	$31.2	$505.5

(1)	The CAS reporting unit did not have goodwill in any period presented.

(2)
Acquisition and other adjustments recorded during 2015 for the SCS, ERG, and RCH segments relate to the acquisition of Numera, Anthro, and Reznor, respectively. Acquisition adjustments recorded during 2014 for the RCH segment relate to the acquisition of Reznor and Phoenix. See Note 2, “Acquisitions and Dispositions”.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

Other Long-Lived Asset Changes in Estimated Useful Lives and Impairment Charges

As a result of the potential indicators of goodwill impairment previously disclosed, the Company completed a review of impairment of other long-lived assets for its asset groups and a review of the estimated remaining useful lives under ASC 360-10, "Impairment and Disposal of Long-Lived Assets" ("ASC 360-10") in both the third and fourth quarter of 2015. Based on these evaluations, the Company did identify, based on the changes in the expected utilization of certain assets, as well as, revised estimated future cash flows, that a reduction of the remaining useful lives of certain intangible assets of assets groups within the AQH, RCH, SCS, and ERG reporting units was required. The impact of this change in estimated useful lives was approximately $1.9 million of additional amortization expense in 2015 and represents a change in the estimated future annual amortization of approximately $5.9 million. Except as described below, no impairment was noted in 2015.

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

Other Intangible Assets

The table that follows presents the Company's major components of intangible assets as of December 31, 2015 and 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Remaining Useful Lives
	(Amounts in millions, except for useful lives)
December 31, 2015
Trademarks	$184.8	$(44.7)	$140.1	13.6
Developed technology	109.7	(42.9)	66.8	5.3
Customer relationships	568.8	(167.9)	400.9	10.7
Others	24.2	(22.9)	1.3	1.8
	$887.5	$(278.4)	$609.1	10.7

December 31, 2014
Trademarks	$179.8	$(34.4)	$145.4	16.9
Developed technology	88.1	(29.1)	59.0	7.0
Customer relationships	562.1	(128.8)	433.3	12.3
Others	23.5	(18.6)	4.9	1.4
	$853.5	$(210.9)	$642.6	12.8

During the year ended December 31, 2015, the Company acquired a perpetual license to develop technology utilized in certain of the Company's SCS segment's products. The fair value of the acquired developed technology was approximately $2.8 million and is being amortized over its estimated useful life of six years. Developed technology, trademarks and customer relationships are amortized on a straight-line basis. Amortization of intangible assets charged to operations amounted to approximately $67.3 million, $60.0 million, and $51.3 million for the three years ended December 31, 2015, respectively.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

As of December 31, 2015, the estimated future intangible asset amortization expense is as follows:

Year Ended December 31,	Annual Amortization Expense
(Dollar amounts in millions)

2016	$69.3
2017	68.9
2018	66.3
2019	59.5
2020	53.8
2021 and thereafter	291.3

4.	NOTES, MORTGAGE NOTES AND OBLIGATIONS PAYABLE
Short-term bank obligations

Short-term bank obligations at December 31, 2015 and 2014 consist of the following:

	December 31,
	2015	2014
	(Dollar amounts in millions)
Secured lines of credit and bank advances of the Company’s foreign subsidiaries	$0.5	$0.6

Short-term bank obligations of the Company's foreign subsidiaries are secured by accounts receivable of the Company's foreign subsidiaries with an aggregate net book value of approximately $0.5 million, and have a weighted average interest rate of approximately 7.7% at December 31, 2015.

Notes, Mortgage Notes and Obligations Payable

Notes, mortgage notes and obligations payable consist of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(Dollar amounts in millions)
8.5% Senior Notes due 2021, net of premium of approximately $3.4 million and $4.8 million at December 31, 2015 and 2014, respectively	$738.4	$739.8
10% Senior Notes due 2018	—	250.0
Senior secured term loan facility due 2020, net of discount of approximately $4.9 million and $1.6 million at December 31, 2015 and 2014, respectively	603.5	346.6
ABL Facility	44.0	—
Mortgage notes payable, net of discount of approximately $0.1 million at December 31, 2014	—	1.3
Other, net of discount of approximately $0.2 million at December 31, 2014	6.1	8.0
	1,392.0	1,345.7
Less amounts included in current liabilities	6.9	6.3
	$1,385.1	$1,339.4

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

Second Quarter 2015 Debt Transactions

On April 2, 2015, the Company obtained an incremental $265.0 million senior secured term loan pursuant to an amendment (the "Incremental Amendment") to the Company's existing $350.0 million senior secured term loan facility due 2020 (the "Term Loan Facility") dated as of April 30, 2014, with substantially the same terms as the Term Loan Facility (the "Incremental Term Loan"), combined the "Term Loan Facilities". Additionally on April 2, 2015, the Company provided a notice of redemption for all of its outstanding 10% Senior Notes due 2018 (the "10% Notes"). These notes were redeemed on May 4, 2015 at a redemption price of 105% of the aggregate principal amount thereof, plus accrued and unpaid interest to the redemption date.

The Company incurred fees and expenses of approximately $2.7 million, of which approximately $2.5 million has been included in deferred financing costs and are being recognized in accordance with the effective interest rate method. The redemption of the 10% Notes resulted in a pre-tax loss of approximately $14.8 million during the second quarter of 2015.

Second Quarter 2014 Debt Transactions

In connection with the acquisition of Reznor, on April 30, 2014, the Company entered into the Term Loan Facility. The net proceeds from the Term Loan Facility were used to acquire Reznor and to repay all of the outstanding secured debt under the Company's previously existing senior secured term loan due 2017, which had an aggregate principal amount outstanding of approximately $93.0 million upon repayment. The Company incurred fees and expenses of approximately $6.3 million, of which approximately $4.6 million has been included in deferred financing costs and are being recognized in accordance with the effective interest rate method. The redemption of the previously existing senior secured term loan facility resulted in a pre-tax loss of approximately $2.3 million in 2014.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

Term Loan and ABL Facilities

The Term Loan Facilities are repayable in quarterly installments of $1,537,500 with a balloon payment for the remaining balance due on October 30, 2020. Loans under the Term Loan Facilities bear interest, at the Company's option, at a rate per annum equal to either (1) a Base Rate (as defined in the credit agreements governing the Term Loan Facilities) or (2) a Eurodollar Rate (as defined in the credit agreements governing the Term Loan Facilities), in each case plus an applicable margin. The interest rate related to both the Term Loan Facilities was approximately 3.50% at December 31, 2015.

The Term Loan Facility provides that the Company may request additional tranches of term loans in an aggregate amount not to exceed $275.0 million, plus additional amounts subject to the secured leverage ratio of 3.5 to 1.0 after giving effect to the Incremental Term Loan. The Incremental Amendment was executed in reliance on the secured ratio condition. Availability of such additional tranches of term loans will be subject to the absence of any default, a pro forma secured leverage ratio test (in certain cases) and, among other things, the receipt of commitments by existing or additional financial institutions.

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

At December 31, 2015, there were no requirements to prepay outstanding amounts under the Term Loan Facility. The Company may voluntarily prepay outstanding loans at any time without premium or penalty other than customary “breakage” costs with respect to Eurodollar Rate loans.

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

As of December 31, 2015, the Company had approximately $44.0 million in outstanding borrowings and approximately $11.5 million in outstanding letters of credit under the ABL Facility. Based on the December 2015 borrowing base calculations, the Company had excess availability of approximately $244.5 million at December 31, 2015.

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

On June 3, 2015, the Company amended its ABL Facility to reflect a change in the circumstances in which amounts deposited by the Company in collection accounts maintained by the administrative agent will be used to repay outstanding loans and cash collateralized letters of credit (a “Cash Dominion Event”).  Under the terms of the amendment, a Cash Dominion Event exists if (i) excess availability (as defined in the ABL Facility) falls below the greater of $30.0 million or 10.0% of the total amount

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

of the U.S. and Canadian credit facilities (rather than 12.5% of the borrowing base) or (ii) an event of default has occurred and is continuing. The Company did not incur any fees or expenses in conjunction with amending the ABL Facility. Based on the December 2015 borrowing base calculations, the Company had approximately $214.5 million of excess availability before triggering the cash deposit requirements at December 31, 2015. In addition, under the ABL Facility, if (i) excess availability falls below the greater of $30.0 million or 12.5% of the U.S. and Canadian credit facilities or (ii) an event of default has occurred and is continuing, the Company will be required to satisfy and maintain a consolidated fixed charge coverage ratio measured on a trailing four quarter basis of not less than 1.0 to 1.0. The ABL Facility and the Term Loan Facility also restrict the Company's ability to prepay its other indebtedness, including the 8.5% Notes and, with respect to the ABL Facility, the Term Loan Facility, or designate any other indebtedness as senior debt.

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

Debt Covenant Compliance

The indentures and other agreements governing the Company's indebtedness and the indebtedness of its subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict, among other things, the Company's ability and the ability of its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions (all as defined in the indentures and other agreements). As of December 31, 2015, the Company had the capacity to make certain payments, including dividends, of approximately $102.9 million.

As of December 31, 2015, the Company was in compliance with all covenants under the indenture that governs the 8.5% Notes and the credit agreements that govern the ABL Facility and the Term Loan Facility and believes it is reasonably assured it will comply with the covenants for the foreseeable future.

Other Indebtedness

Other obligations, including capital leases, of approximately $6.1 million outstanding at December 31, 2015 include borrowings relating to equipment purchases, notes payable issued for acquisitions and other borrowings bearing interest at rates ranging from approximately 0.5% to 12.2% and maturing at various dates through 2027. Approximately $2.1 million of such indebtedness is collateralized by property and equipment with an aggregate net book value of approximately $4.9 million at December 31, 2015.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

Scheduled Maturities

At December 31, 2015, the maturities for the Company’s notes, mortgage notes and obligations payable (excluding approximately $3.4 million of unamortized debt premium and approximately $4.9 million of unamortized debt discount) were:

Year Ended December 31,	Debt Obligation Maturities
(Dollar amounts in millions)
2016	$7.0
2017	51.1
2018	6.8
2019	6.3
2020	586.2
Thereafter	736.1

5.	EXIT AND DISPOSAL ACTIVITIES

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

Cash expenditures began in the second quarter of 2013 and have been substantially completed as of the end of 2015. In connection with the Manufacturing Rationalization & Relocation Initiatives, the Company has incurred cumulative costs of approximately $18.0 million (of which approximately $16.4 million and $1.6 million were recorded in the RCH and CAS segments, respectively).

The following table sets forth the changes to the liability for the Manufacturing Rationalization & Relocation Initiatives during the year ended December 31, 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$5.2	$—	$5.2
Provision (1)	(0.1)	2.8	2.7
Payments	(5.1)	(2.8)	(7.9)
Other	—	—	—
Balance, December 31, 2015	$—	$—	$—

(1)	During 2015, approximately $2.3 million and $0.4 million were recorded in the RCH and CAS segments, respectively.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

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

The following table sets forth the changes to the liability for the Warehousing and Distribution Consolidation during the year ended December 31, 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$—	$0.5	$0.5
Provision (1)	—	(0.3)	(0.3)
Payments	—	(0.2)	(0.2)
Balance, December 31, 2015	$—	$—	$—

(1)	All activity during 2015 was recorded in the SCS segment.

In October 2015, it was determined that the Company would assume control of certain U.S. dedicated distribution centers that had been operated by a third party logistics service provider since 2013. Refer to Note 2, "Acquisitions and Dispositions - Assumption of Distribution Centers", for further detail surrounding this transaction.

Subsidiary Combinations

The Company has combined, or is in the process of combining, the operations of certain subsidiaries in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth ("Subsidiary Combinations").

On July 28, 2015, the Company’s Board of Directors approved a restructuring plan designed to merge the operations of Gefen into Core Brands, including the exit from certain product lines, which commenced during the third quarter of 2015 (the "additional subsidiary combination"). During 2015, the Company recorded approximately $6.1 million of inventory charges, including expected purchase order cancellations of approximately $1.1 million, and approximately $1.5 million of severance and other charges associated with this additional subsidiary combination.

The Company currently expects the estimated total costs related to one time termination benefits and other costs associated with Subsidiary Combinations, including the restructuring of Gefen into Core Brands, to be approximately $25.9 million to $26.9 million. Total expected costs by segment are as follows:

	Low	High
	(Dollar amounts in millions)
SCS	$0.9	$0.9
RCH	1.3	1.3
AVC	23.7	24.7
	$25.9	$26.9

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

In connection with Subsidiary Combinations, including the additional subsidiary combination, the Company has incurred cumulative costs of approximately $25.5 million, of which approximately $0.9 million, $1.3 million and $23.3 million was recorded in the SCS, RCH, and combined AVC segments, respectively. These costs consist of one time termination benefits of approximately $6.2 million, approximately $9.6 million in costs to reduce inventory values for certain products to their expected net realizable amount, and facility exit and other costs of approximately $9.7 million.

The following table sets forth the changes to the liability for Subsidiary Combinations during the year ended December 31, 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$0.7	$1.0	$1.7
Provision (1)(2)	1.2	1.6	2.8
Payments	(0.8)	(1.3)	(2.1)
Other	(0.1)	(0.1)	(0.2)
Balance, December 31, 2015	$1.0	$1.2	$2.2

(1)	All costs during 2015 were recorded in the AVC segments.

(2)	Excludes approximately $5.0 million of inventory charges recorded during the second half of 2015 described above.

In the event the Company elects to further consolidate subsidiaries, the Company may incur additional costs related to severance and other costs.

Best Restructuring

In 2011, management approved a plan to reduce costs and improve production efficiencies at Best, one of the Company's AQH subsidiaries, including transferring certain operations from Italy to Poland (the "Best Restructuring"). In the third quarter of 2015, management approved further restructuring costs for this business (the "additional restructuring actions"). Approximately $1.6 million of severance costs was recorded in the second half of 2015 in connection with the additional restructuring actions. In connection with the Best Restructuring, including the additional restructuring actions, the Company has incurred cumulative costs of approximately $19.6 million, consisting of contractual termination benefits of approximately $19.2 million and other costs of approximately $0.4 million. As the Company continues to evaluate Best, it is possible that the Company will take future restructuring actions and additional expenses may be incurred.

The following table sets forth the changes to the liability for the Best Restructuring during the year ended December 31, 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$0.4	$—	$0.4
Provision	2.0	—	2.0
Payments	(1.0)	—	(1.0)
Other	(0.1)	—	(0.1)
Balance, December 31, 2015	$1.3	$—	$1.3

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

CAS Segment Consolidation

On May 4, 2015, the Company’s Board of Directors approved a restructuring plan designed to consolidate production activities in its North American and European operations in the CAS segment, and exit from certain product lines which were determined to have limited strategic importance or to be competitively disadvantaged. The plan anticipated that the production facilities at two North American locations would be discontinued, with the product lines from those facilities transferred to other North American locations, or discontinued. Furthermore, the CAS segment's manufacturing operations in Mexico were ceased and the operation of the manufacturing facility was transferred to the Company's RCH segment to be used in that segment's production activities. The CAS Segment Consolidation is substantially complete and approximately $8.3 million was recorded in 2015 comprised principally of employee separation, facility abandonment, and inventory write-offs during the consolidation period.

The following table sets forth the changes to the liability for the CAS Segment Consolidation during the year ended December 31, 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$—	$—	$—
Provision (1)	2.8	1.5	4.3
Payments	(2.4)	(1.5)	(3.9)
Other	—	—	—
Balance, December 31, 2015	$0.4	$—	$0.4

(1)	Excludes approximately $4.0 million of inventory charges recorded during 2015.

Other Restructuring Activities

As noted previously, the Company has transferred the management of its UK commercial HVAC subsidiary from the CAS segment to the RCH segment. As part of this transfer, the Company's Board of Directors approved a restructuring plan related to the UK commercial HVAC subsidiary including a reduction of headcount, the closure of one facility, and the transfer of certain operations to other facilities within the RCH segment. Costs to be incurred in connection with this plan are expected to be in the range of approximately $5.0 million to $6.0 million, comprised principally of employee separation and lease obligations. The Company has recorded severance and other costs in 2015 of approximately $4.3 million, consisting of severance of approximately $2.2 million and other costs, including inventory write-offs, of approximately $2.1 million related to these activities.

During 2015, the Company also recorded inventory write-offs of approximately $0.9 million related to the discontinuation of a certain legacy product line at an AVC entity.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

The following table sets forth the changes to the liability for other restructuring activities during the year ended December 31, 2015:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2014	$—	$—	$—
Provision (1) (2)	2.2	1.9	4.1
Payments	(1.8)	(0.9)	(2.7)
Balance, December 31, 2015	$0.4	$1.0	$1.4

(1)	All costs during 2015 were recorded in the RCH segment.

(2)	Excludes approximately $0.2 million and $0.9 million of inventory charges recorded in the RCH and AVC segments, respectively.

Summary of Exit and Disposal Activities

The following table outlines amounts recorded within the consolidated statement of operations associated with the Company's exit and disposal activities for the three years ended December 31, 2015:

	For the year ended December 31,
	2015			2014			2013
	SG&A	COGS	Total	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation Initiatives	$0.1	$2.6	$2.7	$—	$7.0	$7.0	$—	$8.3	$8.3
Warehousing & Distribution Consolidation	—	(0.3)	(0.3)	0.3	0.9	1.2	0.1	1.7	1.8
Subsidiary Combinations	1.4	6.4	7.8	3.1	1.3	4.4	5.3	1.9	7.2
CAS Segment Consolidation	0.7	7.6	8.3	—	—	—	—	—	—
Best Restructuring	0.4	1.6	2.0	0.3	—	0.3	—	(0.2)	(0.2)
Other restructuring activities	1.2	4.0	5.2	—	—	—	—	—	—
Total	$3.8	$21.9	$25.7	$3.7	$9.2	$12.9	$5.4	$11.7	$17.1

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

6.	COMMITMENTS AND CONTINGENCIES

Lease Obligations

At December 31, 2015, the Company is obligated under operating lease agreements for the rental of certain real estate and machinery and equipment used in its operations. At December 31, 2015, future minimum rental obligations aggregated approximately $100.9 million and are payable as follows:

Year Ended December 31,	Future Minimum Rental Obligations
(Dollar amounts in millions)
2016	$25.1
2017	23.3
2018	18.7
2019	12.2
2020	8.6
Thereafter	13.0

Certain of these lease agreements provide for increased payments based on changes in the consumer price index. Under certain of these lease agreements, the Company or its subsidiaries are also obligated to pay insurance and taxes. Certain of the Company’s operating lease arrangements for the rental of real estate contain renewal options.  The Company has reviewed the provisions of the renewal options and determined that none of the renewal options represent bargain renewal options.  In addition, certain of the Company's operating lease arrangements for the rental of real estate contain certain restrictions, including restrictions on use and sublease of the leased properties.  The Company has evaluated the restrictions and determined that none of the restrictions limit its ability to utilize the property for its intended purpose. At December 31, 2015, the Company is obligated under operating lease agreements for the rental of certain real estate with lease terms ranging from approximately 1 year to 11 years and machinery and equipment used in its operations with lease terms ranging from approximately 2 years to 6 years.

Rental expense charged to continuing operations in the accompanying consolidated statements of operations was approximately $32.4 million, $29.9 million and $32.7 million for 2015, 2014 and 2013, respectively.

Indemnifications

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries, including certain pension and environmental liabilities.  The Company has recorded liabilities in relation to these indemnifications in the accompanying consolidated balance sheet as follows:

	For the year ended December 31,
	2015	2014
	(Dollar amounts in millions)

Accrued expenses	$2.5	$2.5
Other long-term liabilities	1.1	2.4
	$3.6	$4.9

Undiscounted future payments	$3.7	$5.1

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

Product Warranty and Recall Reserves

The Company sells a number of products and offers a number of warranties including, in some instances, extended warranties for which the Company receives proceeds.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs that may be incurred under its warranties, with the exception of extended warranties, and records a liability for such costs at the time of sale.  Warranty costs are included in cost of revenues. Deferred revenue from extended warranties is recorded at estimated fair value and is amortized over the life of the warranty and periodically reviewed to ensure that the amount recorded is equal to or greater than estimated future costs.  Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims, cost per claim, and new product introductions.  The Company periodically assesses the adequacy of its recorded warranty claims and adjusts the amounts as necessary.

Changes in the Company’s combined short-term and long-term warranty liabilities during 2015 and 2014 are as follows:

	December 31,
	2015	2014
	(Dollar amounts in millions)
Balance, beginning of period	$54.8	$56.8
Warranties provided during period	24.7	26.6
Settlements made during period	(27.4)	(31.5)
Changes in liability estimate, including expirations and acquisitions	(1.1)	2.9
Balance, end of period	$51.0	$54.8

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

Purchase Obligations

The Company has certain non-cancelable purchase obligations, which principally relate to the purchase of raw materials and components that are utilized in the Company’s products, as well as certain commitments for capital expenditures.  These purchase obligations are generally less than one year and as of December 31, 2015 totaled approximately $48.8 million.  There were no material purchase obligations in excess of quantities expected to be utilized in normal operations.

Product Liability Contingencies

In an action initiated on May 21, 2014, Nortek Global HVAC LLC ("Nortek Global HVAC"), our wholly owned subsidiary, was named as a defendant in a putative class action lawsuit in Florida, Harris, et al. v. Nortek Global HVAC, LLC, Case No. 1:14-cv-21884-BB, filed in the United States District Court for the Southern District of Florida.  In addition, in an action initiated on October 3, 2014, Nortek, Inc., Nortek Global HVAC LLC and Nortek Global HVAC Latin America, Inc. were named as defendants in a putative class action lawsuit in Tennessee, Bauer, et al. v. Nortek Global HVAC, LLC, et al., Case No. 3:14-cv-01940, filed in the United States District Court for the Middle District of Tennessee.  These lawsuits allege that the copper evaporator and condenser coils in Nortek Global HVAC’s residential heating and cooling products are susceptible to a type of potential corrosion that can result in coil leaks and eventual failure of the units.  The Florida action sought compensatory damages associated with Nortek Global HVAC’s alleged wrongdoing, injunctive relief, and attorneys’ fees and costs.  The Tennessee action seeks damages associated with repairing, retrofitting and/or replacing the allegedly defective products, the loss of value due to the alleged defect, property damages associated with the alleged defect, injunctive relief, punitive damages, and attorneys’ fees and costs. On January 29, 2016, the Court in the Florida action entered an order denying the plaintiffs’ motion to certify a class of Florida consumers. Subsequently, the Company reached a nominal settlement with the two named plaintiffs in the Florida action. In

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

the Tennessee action, no arguments or ruling with respect to class action status have occurred to date.  The Company believes it has meritorious defenses against the claims in the Tennessee action.  At this time, the Company believes that the likelihood of a material loss in the Tennessee action is remote and has not recognized a loss or liability in such action; however, it is possible that events could occur that would change the likelihood of a material loss, which could ultimately have a material impact on our business.  The Company will continue to assess the likelihood of a material loss as the Tennessee action progresses.

FCPA Matters

As previously reported, as part of the Company's routine internal audit activities, it discovered certain questionable hospitality, gift and payment practices, and other expenses at the Company’s subsidiary, Linear Electronics (Shenzhen) Co. Ltd. (“Linear China”), which are inconsistent with the Company’s policies and raise concerns under the U.S. Foreign Corrupt Practices Act and perhaps under other applicable anti-corruption laws. The Company conducted an internal investigation into these practices and payments with the assistance of outside counsel.

On January 7, 2015 and January 8, 2015, respectively, the Company voluntarily contacted the SEC and the United States Department of Justice ("DOJ") to advise both agencies of the Company's internal investigation. The Company is in discussions with both agencies and continues to cooperate with the SEC and DOJ investigations into these matters. The Company takes these matters very seriously and is committed to conducting its business in compliance with all applicable laws.

Based on information known at this time, the Company currently believes that the amount of the questionable expenses and payments is not material with respect to the Company’s consolidated financial condition or results of operations for the periods presented. However, at this time, the Company is unable to predict what, if any, action may be taken by the DOJ or SEC or any penalties or remedial measures these agencies may seek, but intends to cooperate with both agencies. Any determination that the Company's operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, and equitable remedies, including disgorgement or injunctive relief. The Company cannot reasonably estimate the potential liability, if any, related to these matters resulting from any proceedings that may be commenced by the SEC, the DOJ or any other governmental authorities. For the year ended December 31, 2015 and 2014, approximately $2.3 million and $0.8 million, respectively, was recorded for legal and other professional services incurred related to the internal investigation of this matter. The Company expects to incur additional costs relating to the investigation of this matter in 2016.

Other Commitments and Contingencies

During 2014, the Company completed construction and placed into service approximately $24.5 million and $7.0 million of buildings related to facilities in Mexico for the RCH and CAS segments, respectively. In connection with certain restructuring initiatives within the CAS segment during 2015 as described previously (see Note 5, Exit and Disposal Activities), the CAS segment transferred its Mexico facility to the RCH segment in 2015. In accordance with the provisions of ASC 840, Leases, the Company was considered to be the owner of the asset during the construction period and the Company determined that the facilities did not qualify for de-recognition upon completion. These buildings are being depreciated over a 20 year estimated remaining useful life. The corresponding present values of the liabilities for the minimum monthly payments for these facilities are included in accrued liabilities for the current portion and other long-term liabilities for the long-term portion and are being amortized over 20 years using interest rates of approximately 7.5% and 6.4% for the respective obligations. Annual minimum payments under these agreements are approximately $2.4 million and $0.6 million for the respective obligations.

In 2014, one of the Company’s subsidiaries within its ERG segment entered into a lease agreement for a building of approximately 84,000 square feet located in China, to be used as a warehouse facility. The Company is responsible for a significant portion of the construction costs and was deemed, for accounting purposes, to be the owner of the building during the construction period, in accordance with ASC 840, Leases, Subsection 40-15-5. Construction of the facility commenced in the fourth quarter of 2015 and the Company recorded approximately $0.2 million within buildings and improvements and a corresponding long-term liability within its consolidated balance sheet. Construction is expected to be completed by the end of 2016.

The Company is subject to other contingencies, including legal proceedings and claims, arising out of its businesses that cover a wide range of matters including, among others, environmental matters, contract and employment claims, workers' compensation claims, product liability, warranty, and modification and adjustment or replacement of component parts of units sold, which include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned. The Company has used various substances in its products and manufacturing operations which

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers' compensation statutes, rules, regulations and case law is unclear. Furthermore, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which the amount or range of possible losses cannot be reasonably estimated.

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

Accrued expenses and taxes included in current liabilities in the accompanying consolidated balance sheet consist of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(Dollar amounts in millions)
Payroll, pension and employee benefits	$64.4	$65.0
Product liability reserves	7.2	8.7
Other insurance reserves, including employee health benefit accruals	8.3	7.6
Interest	17.1	15.7
Exit and disposal activities	4.9	7.8
Product warranty	23.1	26.6
Sales and marketing expenditures	33.9	34.0
Other, net	55.6	57.0
	$214.5	$222.4

Accrued expenses included in other long-term liabilities in the accompanying consolidated balance sheet, consist of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(Dollar amounts in millions)
Employee pension retirement benefit obligation	$44.4	$53.3
Product warranty	27.9	28.2
Post-retirement health benefit obligations	1.3	1.4
Product liability reserves	36.7	32.5
Other insurance reserves	3.1	3.4
Exit and disposal activities	0.4	—
Mexico facility	29.5	30.3
Uncertain tax positions	23.1	22.4
Other, net	12.1	14.4
	$178.5	$185.9

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

8.	INCOME TAXES

The following is a summary of the components of (loss) earnings before (benefit) provision for income taxes for the periods presented:

	For the year ended December 31,
	2015	2014	2013
	(Dollar amounts in millions)
Domestic	$(55.4)	$(78.8)	$(31.8)
Foreign	25.3	13.8	20.4
	$(30.1)	$(65.0)	$(11.4)

The following is a summary of the benefit from income taxes included in the accompanying consolidated statements of operations for the periods presented:

	For the year ended December 31,
	2015	2014	2013
	(Dollar amounts in millions)
Current:
Federal	$0.7	$4.7	$0.3
State	2.3	0.3	(2.1)
Foreign	14.9	13.7	6.4
Total current provision for income taxes	17.9	18.7	4.6
Deferred:
Federal	(16.6)	(31.5)	(3.5)
State	(3.4)	(3.3)	(4.2)
Foreign	(1.3)	(3.3)	—
Total deferred benefit from income taxes	(21.3)	(38.1)	(7.7)

Benefit from income taxes	$(3.4)	$(19.4)	$(3.1)

The Company has recorded approximately $0.4 million and $3.2 million of realized tax benefits related to deductions for share-based compensation in excess of the corresponding book expense to additional paid in capital for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company has approximately $5.1 million of remaining excess tax benefits that will be recognized as a credit to additional paid in capital when the benefits are realized on a tax return.  The Company accounts for share-based compensation deductions on the basis that these are the last tax benefits that are utilized. The Company also recorded a provision to other comprehensive income of approximately $1.2 million, a benefit of approximately $4.6 million, and a provision of approximately $6.0 million for the years ended December 31, 2015, 2014, and 2013, respectively, related to deferred income taxes on pension liability (Note 13, “Pension, Profit Sharing and Other Post-Retirement Benefits”).

Income tax payments, net of refunds, for 2015, 2014 and 2013 were approximately $14.0 million, $14.4 million and $12.2 million, respectively.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

The following table reconciles the federal statutory income tax benefit and rate to the actual income tax benefit and related effective tax rate for the periods presented:

	For the year ended December 31,
	2015		2014		2013
	$	%	$	%	$	%
	(Dollar amounts in millions)
Income tax at the federal statutory rate	$(10.5)	35.0%	$(22.7)	35.0%	$(4.0)	35.0%
Net change from federal statutory rate:
Change in valuation allowance related to deferred tax assets	3.7	(12.3)	6.1	(9.4)	5.3	(46.5)
Change in uncertain tax positions, including interest	0.9	(3.0)	0.9	(1.4)	(1.5)	13.2
State income tax, net of federal income tax effect	(0.7)	2.3	(1.9)	2.9	(4.1)	35.9
Tax effect resulting from foreign activities and foreign dividends	4.2	(14.0)	0.4	(0.6)	5.2	(45.6)
Impact of foreign rates	(2.1)	7.0	(2.3)	3.5	(4.7)	41.3
Non-deductible expenses	3.1	(10.3)	2.6	(4.0)	0.9	(7.9)
Research credits	(2.5)	8.3	(2.5)	3.8	(1.8)	15.8
Other, net	0.5	(1.7)	—	—	1.6	(14.0)
	$(3.4)	11.3%	$(19.4)	29.8%	$(3.1)	27.2%

The change in valuation allowance related to deferred tax assets includes changes to the valuation allowance on certain foreign net operating losses as well as domestic capital losses. The change in state valuation allowances are presented as part of the State income tax.

The change in uncertain tax positions includes changes related to Federal and Foreign uncertain tax positions as well as changes related to accrued interest. Changes in uncertain tax positions related to state taxes are presented as part of the state income tax.

The tax effect resulting from foreign activities and foreign dividends includes taxes provided on unremitted foreign earnings of foreign subsidiaries and withholding taxes on distributions.

The tax effect of temporary differences which give rise to significant portions of deferred income tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
	(Dollar amounts in millions)
Deferred Tax Assets:
Accounts receivable	$5.7	$5.9
Inventories	4.0	1.5
Warranty accruals	18.9	18.7
Other assets	33.6	33.5
Goodwill	9.6	23.3
Insurance reserves	16.8	15.1
Prepaid pension assets	14.3	18.0
Capital losses and carry forwards	1.0	1.2
Net operating losses and credit carry forwards	69.4	53.0
	173.3	170.2
Valuation allowances	(50.9)	(54.3)
Net Deferred Tax Assets	$122.4	$115.9

Deferred Tax Liabilities:
Property and equipment, net	$(13.6)	$(14.3)
Intangible assets, net	(172.3)	(191.1)
Other reserves, liabilities and assets, net	(12.8)	(5.9)
	$(198.7)	$(211.3)

Net Deferred Tax Liabilities	$(76.3)	$(95.4)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

At December 31, 2015, these amounts are reflected in the Company's consolidated balance sheet as long-term deferred tax assets recorded in other assets of approximately $0.6 million and long-term deferred tax liabilities of approximately $76.9 million. At December 31, 2014, these amounts are reflected in Company's consolidated balance sheet as short-term deferred tax assets of approximately $28.1 million and long-term deferred tax liabilities of approximately $123.5 million.

The Company has assessed the realizability of its deferred tax assets. The Company has sufficient reversing deferred tax liabilities available so that it is more likely than not that its federal deferred tax assets will be realized. The Company continues to maintain a valuation allowance for certain foreign net operating loss carryforwards, state net operating loss carryforwards, deferred state tax assets and for certain federal deferred tax assets that, if recognized, would result in capital losses. There is a current year increase in the valuation allowance for 2015 related to losses of certain foreign subsidiaries and losses in certain domestic jurisdictions. This is offset by a reduction in the valuation allowance related to foreign tax rate changes as well as the expiration of certain capital loss carryforwards. The Company has determined, based on the history of losses at these subsidiaries, and expectations for the future, a valuation allowance is required for these loss carry-forwards since it is more likely than not that these loss carry-forwards will not be realized.

At December 31, 2015, the Company has not provided United States income taxes or foreign withholding taxes on unremitted foreign earnings of approximately $78.5 million, as those amounts are considered indefinitely invested. Due to the complexities of the U.S. tax law, including the effect of U.S. foreign tax credits, it is not practicable to estimate the amount of tax that might be payable on these earnings in the event they no longer are indefinitely reinvested. The Company has provided United States income taxes and foreign withholding taxes on approximately $11.9 million of unremitted foreign earnings which are not indefinitely invested.

The Company has state net operating losses with a tax effect of approximately $21.2 million in various jurisdictions which will begin to expire in 2016. The Company has a Federal net operating loss of approximately $42.7 million which will expire in 2035.

 The Company has approximately $125.5 million of foreign net operating loss carry-forwards that, if utilized, would offset future foreign tax payments. Approximately $111.7 million of these foreign net operating losses have an indefinite carry-forward period and the remaining foreign net operating losses will expire at various times beginning in 2017. The Company has recorded a full valuation allowance against all foreign net operating losses.

 A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
	(Dollar amounts in millions)

Balance at January 1,	$24.2	$30.7
Gross increases related to positions taken in the current year	4.9	2.2
Gross increases related to positions taken in prior periods	0.1	1.4
Decreases related to settlements with taxing authorities	—	(0.8)
Decreases due to lapse of statutes of limitation related to state tax and foreign items	(0.4)	(3.3)
Decreases related to positions taken in the current year	(0.1)	$(6.0)
Balance at December 31,	$28.7	$24.2

As of January 1, 2014, the Company had a liability of approximately $18.3 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  The liability for unrecognized tax benefits at December 31, 2015 was approximately $18.4 million. The liability for unrecognized tax benefits is included in other long-term liabilities on the accompanying consolidated balance sheet. The corresponding amount of gross unrecognized tax benefits was approximately $28.7 million and $24.2 million at December 31, 2015 and 2014, respectively. The difference between the total unrecognized tax benefits and the amount of the liability for unrecognized tax benefits represents unrecognized tax benefits that have been netted against deferred tax assets in accordance with ASC 740.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

During 2015, the Company increased the reserve for unrecognized tax benefits related to uncertainties surrounding the timing of deductions related to intercompany transactions with foreign affiliates. This item resulted in an increase of approximately $2.8 million in the liability for unrecognized tax benefits, with a corresponding increase in deferred tax assets of approximately $2.8 million.

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

As of December 31, 2015 and 2014, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate is approximately $12.8 million and $11.3 million, respectively. The difference between the total amount of uncertain tax positions and the amount that would affect the effective tax rate represents the federal tax effect of state tax items, items that offset temporary differences, and items that will result in a reduction of other tax assets.

As of December 31, 2015, the Company had approximately $0.4 million in unrecognized benefits relating to various tax issues, for which the statute of limitations is expected to expire in 2016.

As of December 31, 2015 and 2014, the total amount of accrued interest and penalties related to uncertain tax positions was approximately $4.7 million and $4.1 million, respectively.  In 2015, the Company has recorded a provision of approximately $0.4 million as part of its 2015 tax provision related to a net increase in interest on uncertain tax positions. The Company has included a benefit of approximately $0.3 million as part of its 2014 tax provision related to a net reduction in interest on uncertain tax positions. The Company has included a provision of approximately $0.3 million as part of its 2013 tax provision related to an increase of interest on uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

The Company's consolidated federal tax return has been audited through the period ended December 31, 2009. The Company's state and foreign tax filings generally remain open to examination by the relevant tax authority for the tax years 2010 through 2015. One of the Company's foreign subsidiaries is currently under audit for the years 2007 - 2012. In connection with this audit, the Company has recorded a liability of approximately $0.5 million for potential income tax liabilities and approximately $0.4 million for additional VAT liabilities. The Company has reached a settlement related to income tax issues in these audit years, which is consistent with the reserves that were recorded.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

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

The AQH segment primarily manufactures and distributes room and whole house ventilation products for the professional remodeling and replacement markets, residential new construction market, and do-it-yourself market. The principal products sold by this segment include kitchen range hoods, exhaust fans (such as bath fans and fan, heater and light combination units), and indoor air quality products (such as air exchangers and heat energy recovery ventilators).   Sales of the Company’s kitchen range hoods and exhaust fans within the AQH segment accounted for approximately 10.1% and 8.8%, respectively, of consolidated net sales for 2015, approximately 9.6% and 9.1%, respectively, of consolidated net sales in 2014 and approximately 10.7% and 9.8%, respectively, of consolidated net sales in 2013.

The SCS segment manufactures and distributes a broad array of products designed to provide convenience and security primarily for residential applications. The principal product categories in this segment include security, automation and access control equipment and systems. Sales of security systems and components within the SCS segment accounted for approximately 12.7%, 12.8%, and 10.1% of consolidated net sales for 2015, 2014, and 2013, respectively.

The ERG segment manufactures and distributes a broad array of innovative products designed with ergonomic features including wall mounts, carts, arms, desk mounts, workstations, and stands that attach to or support a variety of display devices such as notebook computers, computer monitors, and flat panel displays. Sales of the Company's digital display mounting and mobility products within the ERG segment accounted for approximately 13.9%, 11.6% and 12.0% of consolidated net sales in 2015, 2014 and 2013, respectively.

The RCH segment principally manufactures and sells split-system and packaged air conditioners and heat pumps, furnaces, air handlers and parts for the residential replacement and new construction markets. In addition, this segment produces unit heaters, radiant heaters and rooftop heating, ventilation and cooling products primarily for industrial and commercial applications. Sales of products sold in the RCH segment accounted for approximately 23.6%, 23.9% and 20.1% of consolidated net sales in 2015, 2014 and 2013, respectively.

The CAS segment manufactures and sells custom-designed and engineered HVAC products and systems, primarily in North America, for non-residential applications. The principal products sold by the segment are air handlers and large custom rooftop cooling and heating products. Sales of the Company’s commercial air handlers within the CAS segment accounted for approximately 13.9%, 13.8% and 14.6% of consolidated net sales in 2015, 2014 and 2013, respectively.

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
December 31, 2015

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

Net sales and operating earnings (loss) for the Company's reporting segments and the Company's loss before benefit from income taxes for the three years ended December 31, 2015 were as follows:

	For the year ended December 31,
	2015	2014	2013
	(Dollar amounts in millions)
Net sales:
AQH	$598.1	$595.1	$600.5
SCS	427.3	436.5	347.2
ERG	350.2	294.4	274.5
RCH	594.9	607.5	460.8
CAS	426.3	450.0	425.2
AVC	129.3	162.6	179.7
Consolidated net sales	$2,526.1	$2,546.1	$2,287.9

Operating earnings (loss):
AQH	$66.4	$67.6	$67.4
SCS	39.8	44.5	20.5
ERG	59.1	45.5	38.2
RCH	(18.4)	17.8	9.6
CAS	13.6	32.2	29.7
AVC	(20.8)	(19.2)	(12.9)
Subtotal	139.7	188.4	152.5
Impairment of long-lived assets and goodwill	(1.6)	(80.4)	(4.3)
Unallocated, net	(52.7)	(65.1)	(60.3)
Consolidated operating earnings	85.4	42.9	87.9
Net interest expense	(100.7)	(105.6)	(99.3)
Loss from debt retirement	(14.8)	(2.3)	—
Loss before benefit from income taxes	$(30.1)	$(65.0)	$(11.4)

Intersegment sales between the SCS segment and the AVC segments totaled approximately $12.2 million, $15.6 million and $17.8 million for 2015, 2014 and 2013, respectively.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

Depreciation expense, amortization expense and capital expenditures for the Company’s segments are presented in the table that follows for the periods presented:

	For the year ended December 31,
	2015	2014	2013
	(Dollar amounts in millions)
Depreciation Expense:
AQH	$9.3	$9.2	$12.0
SCS	4.9	4.1	4.6
ERG	4.8	4.6	4.8
RCH	15.5	12.7	9.4
CAS	8.6	6.8	6.5
AVC	4.8	3.3	2.2
Unallocated	2.5	2.5	1.1
Consolidated depreciation expense	$50.4	$43.2	$40.6
Amortization expense:
AQH (1)	$15.5	$15.4	$15.4
SCS (2)	13.6	13.2	13.5
ERG (3)	18.1	12.9	12.9
RCH (4)	15.3	11.8	0.9
CAS	5.3	5.6	5.4
AVC	—	3.3	6.5
Unallocated	—	—	—
Consolidated amortization expense	$67.8	$62.2	$54.6
Capital Expenditures:
AQH	$15.3	$10.0	$7.6
SCS	4.2	2.9	6.6
ERG	4.7	3.6	3.5
RCH	7.7	6.7	6.3
CAS	8.7	6.3	10.8
AVC	1.6	1.8	3.9
Unallocated	2.6	7.6	5.1
Consolidated capital expenditures (5)(6)	$44.8	$38.9	$43.8

(1)	Includes an increase to cost of revenues for inventory acquired in business combinations of approximately $0.2 million for 2013.

(2)	Includes an increase to cost of revenues for inventory acquired in business combinations of approximately $3.1 million (related to the acquisition of 2GIG) for 2013.

(3)	Includes an increase to cost of revenues for inventory acquired in business combinations of approximately $0.5 million (related to the acquisition of Anthro) for 2015.

(4)	Includes an increase to cost of revenues for inventory acquired in business combinations of approximately $2.2 million (related to the acquisitions of Reznor and Phoenix) for 2014.

(5)	Excludes capital expenditures financed under capital leases of approximately $0.5 million and $0.1 million for 2014 and 2013, respectively.

(6)
For the year ended December 31, 2013, does not include the addition of approximately $24.5 million and $7.0 million related to the 2013 construction in progress of new facilities in Mexico for the RCH and CAS segments, respectively. See Note 6, “Commitments and Contingencies”.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

Segment assets at December 31, 2015 and 2014 for the Company’s reporting segments are presented in the table that follows:

	December 31, 2015	December 31, 2014
	(Dollar amounts in millions)
Segment Assets:
AQH	$574.1	$585.7
SCS	377.3	339.6
ERG	419.7	365.0
RCH	502.8	549.6
CAS	157.0	179.3
AVC	46.0	63.2
	2,076.9	2,082.4
Unallocated:
Cash and cash equivalents, including current restricted cash	24.9	59.0
Deferred tax assets	0.6	28.1
Other assets, including long-term restricted investments	41.5	39.6
Consolidated assets	$2,143.9	$2,209.1

Concentrations of Risk

Foreign net sales were approximately 16.0%, 16.5%, and 16.5% of consolidated net sales for 2015, 2014, and 2013, respectively. Foreign net sales are attributed based on the location of the Company’s subsidiary responsible for the sale. Excluding financial instruments and deferred income taxes, foreign long-lived assets were approximately 10.9% and 11.8% of consolidated long-lived assets at December 31, 2015 and 2014, respectively.

The Company operates internationally and is exposed to market risks from changes in foreign exchange rates. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographical regions. These risks are not significantly dissimilar among the Company’s five reporting segments. Accounts receivable from customers related to foreign operations at December 31, 2015 and 2014 was approximately 18.8% and 20.0% of consolidated accounts receivable, respectively.

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
Notes to the Consolidated Financial Statements
December 31, 2015

10.	EQUITY ACTIVITY

The authorized capital stock of Nortek consists of 10,000,000 shares of preferred stock with a $0.01 per share par value, none of which were issued or outstanding at December 31, 2015 and 2014, and 90,000,000 shares of common stock with a $0.01 per share par value, of which 16,259,040 shares and 16,254,153 shares were outstanding at December 31, 2015 and 2014, respectively.

Other Stock Transactions

In connection with the emergence from bankruptcy in 2009, Nortek issued warrants that were exercisable for a period of five years to purchase 789,474 shares of common stock at an exercise price of $52.80 per share. During 2014 and 2013, approximately 629,301 and 46,837 warrants, respectively, were exercised for shares of Nortek's common stock primarily through net share settlements as permitted under the warrant agreement. The remaining unexercised warrants expired in 2014 and there are no warrants outstanding as of December 31, 2015 or 2014.

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

The balances of each component, net of tax attributes, within accumulated other comprehensive loss for the three years ended December 31, 2015 are as follows:

	Foreign Currency Translation	Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(Dollar amounts in millions)

Balance, December 31, 2012	$2.1	$(24.4)	$(22.3)

Other comprehensive (loss) income before reclassifications	(3.0)	8.3	5.3
Amounts reclassified from AOCI to SG&A (1)	—	0.7	0.7
Net other comprehensive (loss) income, December 31, 2013	(3.0)	9.0	6.0

Balance, December 31, 2013	$(0.9)	$(15.4)	$(16.3)

Other comprehensive (loss) income before reclassifications	(7.9)	(11.7)	(19.6)
Amounts reclassified from AOCI to SG&A (1)	—	0.2	0.2
Net other comprehensive (loss) income, December 31, 2014	(7.9)	(11.5)	(19.4)

Balance, December 31, 2014	$(8.8)	$(26.9)	$(35.7)

Other comprehensive (loss) income before reclassifications	(10.5)	2.3	(8.2)
Amounts reclassified from AOCI to SG&A (1)	—	1.4	1.4
Net other comprehensive (loss) income, December 31, 2015	(10.5)	3.7	(6.8)

Balance, December 31, 2015	$(19.3)	$(23.2)	$(42.5)

(1)	For additional information, see Note 13, "Pension, Profit Sharing and & Other Post-Retirement Benefits".

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

11.	LOSS PER SHARE

Basic earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliations between basic and diluted loss per share for the three years ended December 31, 2015 are as follows:

	For the year ended December 31,
	2015	2014	2013
	(Dollar amounts in millions, except per share data)

Net loss	$(26.7)	$(45.6)	$(8.3)

Weighted average common shares outstanding	15,943,527	15,635,710	15,371,932
Dilutive effect of common share equivalents	—	—	—
Dilutive shares outstanding	15,943,527	15,635,710	15,371,932

Basic loss per share	$(1.67)	$(2.92)	$(0.54)

Diluted loss per share	$(1.67)	$(2.92)	$(0.54)

The effect of certain potential common share equivalents, as outlined below, were excluded from the computation of diluted shares outstanding for 2015, 2014 and 2013 as their inclusion would have been anti-dilutive. Restricted stock awards which vest based upon achievement of performance targets were excluded from the diluted shares outstanding as the performance targets had not been met as of the end of 2015, 2014 and 2013.

As the Company has reported a net loss for each of the three years ended December 31, 2015, anti-dilutive shares consist of those common stock equivalents that have either an exercise price above the average stock price for the period or the common stock equivalents’ related average unrecognized stock compensation expense is sufficient to “buy back” the entire amount of shares.

A summary of the weighted average anti-dilutive shares excluded from each of the three years ended December 31, 2015 is as follows:

	For the year ended December 31,
	2015	2014	2013
Warrants	—	461,275	652,048
Restricted stock	319,520	407,656	501,021
Stock options	586,323	599,692	669,942
Total	905,843	1,468,623	1,823,011

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

12.	SHARE-BASED COMPENSATION

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

Under the 2009 Plan, 2,885,907 shares were authorized for grant through December 17, 2019, of which 1,076,555 may be in the form of incentive stock options. The maximum number of shares for which options and stock appreciation rights may be granted to any participant in any calendar year is 627,990, and the maximum number of shares with respect to other awards denominated in shares in any calendar year is 627,990. The maximum value of cash payable with respect to awards denominated in cash or property that may be granted to any participant in any plan year is $5.0 million, subject to certain adjustments as defined. In the event that any outstanding award expires, is forfeited, canceled or otherwise terminated without the issuance of shares or is otherwise settled for cash, the shares subject to such award shall again be available for awards. At December 31, 2015, there are 1,024,296 remaining shares available for grant under the Incentive Plan.

Stock Options

The Company has awarded options with time based vesting to certain key employees. These options vest annually, on the anniversary of the date of grant, over three or five years provided the recipient remains employed by the Company. All options expire on the tenth anniversary of the grant date, unless terminated earlier.

The following table summarizes the Company's common stock option transactions for the three years ended December 31, 2015.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2012	660,333	$25.60
Granted	85,930	72.42
Exercised	(74,430)	20.62		$3.7
Forfeited	(41,153)	29.61
Outstanding, December 31, 2013	630,680	$32.31
Granted	75,780	73.75
Exercised	(131,974)	24.41		$7.4
Forfeited	(50,708)	44.02
Outstanding, December 31, 2014	523,778	$39.16
Granted	136,985	80.65
Exercised	(51,954)	30.71		$2.5
Forfeited	(16,326)	70.65
Outstanding, December 31, 2015	592,483	$48.63	6.8

Options vested and exercisable as of December 31, 2015	355,882	$35.31	5.8	$5.0	(1)

Remaining options expected to vest as of December 31, 2015	209,242	$67.41	8.2	$0.7	(1)

(1)
The aggregate intrinsic value of options represents the total pre-tax intrinsic value (the difference between the estimated fair value of the Company's stock on December 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount changes based upon the fair market value of the Company's common stock.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

The weighted average grant date fair value of options granted was approximately $32.94, $29.92 and $28.27 during the years ended December 31, 2015, 2014 and 2013, respectively.

The estimated fair value of the options granted was measured on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2015	2014	2013
Risk-Free Interest Rate	1.72%	1.59%	0.77%
Expected Term	6.0 years	6.0 years	6.0 years
Expected Volatility	40.0%	40.0%	40.0%
Expected Dividend Yield	—%	—%	—%

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

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical forfeitures, we have determined a specific forfeiture rate for certain employee groups based on the award date and have applied forfeiture rates ranging from approximately 0% to 29% at December 31, 2015 depending on the specific employee group. This analysis is re-evaluated periodically and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

As of December 31, 2015, there was approximately $4.0 million of unrecognized compensation cost related to stock options granted under the Incentive Plan. This cost is expected to be recognized on a straight-line basis over a weighted average period of approximately 1.6 years. Total compensation expense related to stock options was approximately $2.9 million, $2.3 million and $2.2 million for the three years ended December 31, 2015, 2014 and 2013, respectively. The related tax benefit recognized for 2015, 2014 and 2013 totaled approximately $1.1 million, $0.9 million and $0.8 million, respectively.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

The following table summarizes the Company's restricted stock activity for the three years ended December 31, 2015:

	Time-Based		Performance-Based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Unvested, December 31, 2012	128,279	$34.30	372,499	$29.20
Granted	51,465	72.45	98,018	72.46
Vested	(43,514)	35.68	(121,794)	40.75
Forfeited / Canceled	(16,911)	46.64	(133,007)	43.89
Unvested, December 31, 2013	119,319	$48.50	215,716	$60.76
Granted	57,954	73.80	99,978	73.86
Vested	(50,811)	45.18	(9,616)	50.28
Forfeited / Canceled	(20,796)	62.40	(65,139)	62.46
Unvested, December 31, 2014	105,666	$61.24	240,939	$66.80
Granted	64,773	80.69	4,303	81.33
Vested	(46,408)	57.22	(21,432)	58.36
Forfeited / Canceled	(10,644)	73.03	(61,910)	60.39
Unvested, December 31, 2015	113,387	$72.89	161,900	$70.76

The aggregate fair value of shares, calculated as of the vesting date, vesting during the years ended December 31, 2015, 2014 and 2013 was approximately $5.1 million, $4.8 million and $12.1 million, respectively.

The cost of the performance based restricted stock awards, calculated as the estimated grant date fair value, net of estimated forfeitures, is recognized over the remaining service period if it is probable that the restricted shares, or any portion thereof, will vest. The cost of the time-based restricted stock awards, net of estimated forfeitures, is being recognized on a straight-line basis over the related vesting period. The estimated fair value of the grants is based upon the closing price of the Company's stock on the date of grant. Total compensation expense recognized for the years ended December 31, 2015, 2014 and 2013 related to restricted stock was approximately $2.5 million, $3.9 million and $8.3 million, respectively. The related tax benefit recognized for the years ended December 31, 2015, 2014 and 2013 totaled approximately $1.0 million, $1.5 million and $3.2 million, respectively.

For non-vested restricted stock subject to time-based vesting conditions outstanding as of December 31, 2015, the Company had approximately $4.8 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of approximately 1.8 years.

During the third quarter of 2015, the Company concluded that certain of its performance-based restricted stock awards were no longer probable of vesting due to a review of financial performance through the third quarter of 2015 and an updated financial outlook.  As a result of these awards no longer being probable of vesting, the Company reversed approximately $1.3 million of share-based compensation expense recognized in prior periods.  At December 31, 2015, the Company had 161,900 shares of non-vested restricted stock subject to performance-based vesting conditions outstanding, all of which were not probable of vesting. For non-vested restricted stock subject to performance-based vesting conditions outstanding that were not probable of vesting as of December 31, 2015, the Company had approximately $11.5 million of unrecognized stock-based compensation expense. If and when any additional portion of these awards are deemed probable to vest, the Company will reflect the effect of the change in estimate in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

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

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At December 31, 2015, the Company expects to contribute approximately $6.0 million to its defined benefit pension plans in 2016.

Impact on Financial Statements

Pension, profit sharing, 401(k) match contributions, and other post-retirement health benefit expense charged to operations aggregated approximately $10.5 million, $9.4 million and $7.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in pension, profit sharing and other post-retirement health benefit expense for 2015 as compared to 2014 is due primarily to an increase in the required recognition of the plans' cumulative unrecognized loss.

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

The Company’s net periodic benefit cost (income) for its defined benefit and post-retirement health benefit plans for the years ended December 31, 2015, 2014 and 2013 consists of the following components:

	For the year ended December 31,
	2015		2014		2013
	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits
	(Dollar amounts in millions)
Service cost	$1.0	$—	$0.6	$—	$0.5	$—
Interest cost	6.5	—	7.5	0.1	6.8	0.1
Expected return on plan assets	(7.4)	—	(7.7)	—	(6.8)	—
Net amortization of actuarial loss (gain)	1.5	(0.1)	0.3	(0.1)	0.8	(0.1)
Net periodic benefit cost (income)	$1.6	$(0.1)	$0.7	$—	$1.3	$—

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

The following table outlines the rollforward of the benefit obligation and plan assets for the defined benefit and post-retirement health benefit plans for the years ended December 31, 2015 and 2014:

	December 31,
	2015		2014
	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits
	(Dollar amounts in millions)
Change in benefit obligation:
Benefit obligation at January 1,	$187.2	$1.7	$177.8	$1.9
Service cost	1.0	—	0.6	—
Interest cost	6.5	—	7.5	0.1
Gain due to foreign exchange	(2.4)	—	(2.5)	—
Actuarial (gain) loss, excluding assumption changes	(4.8)	(0.2)	0.8	(0.4)
Actuarial (gain) loss due to assumption changes	(5.8)	—	21.4	0.1
Benefits and expenses paid	(16.4)	—	(18.4)	—
Benefit obligation at December 31,	$165.3	$1.5	$187.2	$1.7
Change in plan assets:
Fair value of plan assets at January 1,	$133.1	$—	$134.0	$—
Actual (loss) gain on plan assets	(0.2)	—	13.1	—
Loss due to foreign exchange	(1.7)	—	(1.9)	—
Employer contribution	5.8	—	6.4	0.1
Benefits and expenses paid	(16.9)	—	(18.5)	(0.1)
Fair value of plan assets at December 31,	$120.1	$—	$133.1	$—
Funded status at end of year	$(45.2)	$(1.5)	$(54.1)	$(1.7)
Accumulated benefit obligation at end of year	$165.3	N/A	$186.9	N/A

The following table outlines the funded status amounts recognized in the consolidated balance sheet at December 31, 2015 and 2014:

	December 31,
	2015		2014
	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits
	(Dollar amounts in millions)
Current liabilities	$0.8	$0.2	$0.8	$0.3
Non-current liabilities	44.4	1.3	53.3	1.4
	$45.2	$1.5	$54.1	$1.7

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

Other changes in assets and obligations recognized in accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 were as follows:

	For the year ended December 31,
	2015		2014		2013
	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits	Defined Benefit	Post- Retirement Health Benefits
	(Dollar amounts in millions)
Actuarial gain (loss) arising during the period	$3.1	$0.4	$(16.6)	$0.3	$14.1	$0.2
Amortization to net (loss) earnings of net actuarial (gain) loss	1.5	(0.1)	0.3	(0.1)	0.7	—
Deferred income taxes on pension liability	(1.1)	(0.1)	4.7	(0.1)	(5.9)	(0.1)
Other comprehensive income (loss)	$3.5	$0.2	$(11.6)	$0.1	$8.9	$0.1

The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial gains and losses. At December 31, 2015, 2014 and 2013, the net actuarial loss recognized within accumulated other comprehensive loss that has not yet been recognized as a component of net periodic pension cost, net of tax, was approximately $23.2 million, $26.9 million and $15.4 million, respectively, which includes the defined benefit and post-retirement health benefit plans. The Company expects to recognize approximately $1.1 million in accumulated other comprehensive income as components of net periodic benefit cost in the year ended December 31, 2016 for its defined benefit plans and an immaterial amount for its post-retirement health benefit plans.

Information for the Company's defined benefit plans with accumulated benefit obligations in excess of plan assets as of December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
	(Dollar amounts in millions)
Projected benefit obligation	$165.3	$187.2
Accumulated benefit obligation	$165.3	$186.9
Plan assets	$120.1	$133.1

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

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

	December 31, 2015		December 31, 2014
	Investment	% of Total	Investment	% of Total
	(Dollar amounts in millions)
Asset Category
Interest bearing cash:
Domestic plans	$1.5	1.2%	$1.2	0.9%
Foreign plan	0.1	0.1	—	—
Fixed income securities:
Domestic plans	52.3	43.6	54.5	40.9
Investment funds:
Domestic plans	35.8	29.8	43.2	32.5
Investments in pooled pension funds:
Foreign plan	29.8	24.8	32.0	24.0
Other investments:
Domestic plans	0.6	0.5	2.2	1.7
Total plan assets	$120.1	100.0%	$133.1	100.0%

Investment Funds by investment objective:
Domestic large blend	$14.7	12.2%	$17.6	13.2%
Foreign large blend	7.1	5.9	8.2	6.2
Domestic mid cap blend	5.3	4.5	6.6	5.0
Domestic small blend	4.2	3.5	5.3	4.0
Diversified emerging markets	2.3	1.9	2.8	2.1
Real estate	2.2	1.8	2.7	2.0
	$35.8	29.8%	$43.2	32.5%

Investments in pooled pension funds by investment objective:
Fixed income	$11.8	9.8%	$13.0	9.7%
International hedge	18.0	15.0	19.0	14.3
	$29.8	24.8%	$32.0	24.0%

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

The Company’s overall weighted-average asset allocations for its domestic and foreign plans at December 31, 2015 and 2014 were as follows:

	December 31,
Asset Category	2015	2014
Cash and cash equivalents	1.3%	0.9%
Equity based	44.8	46.7
Fixed income based	53.9	52.4
	100.0%	100.0%

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

The Company uses a liability-driven investment approach for its U.S. pension assets as part of its defined benefit plan terminal funding strategy in order to minimize the volatility of the plans' funded status. The allocation to equity investments as a percentage of plan assets are diversified across low-cost index funds to capture higher expected long-term returns while minimizing cost. The fixed income allocation is invested in a manner such that any changes to the corporate bond yield curve will result in proportional changes to both the fixed income portfolio value and the plans' terminal funding liability. As the funded status of the plans improves (as measured on a termination basis), the Company will reduce the plans' equity exposure and increase the amount of fixed income investment that is aligned with the plans' expected benefit obligations. This process represents an ongoing reduction in equity return volatility risk that simultaneously reduces interest rate risk associated with both the plans' fixed income portfolio value and terminal funding liability. This approach is expected to significantly reduce the variability of total plan funding costs without increasing the Company's cumulative contributions. The foreign plan target allocation for 2016 is to split the pension assets broadly into 60% growth investments and 40% bond investments consistent with the 2015 allocation.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

The following tables, set forth by level within the fair value hierarchy (see Note 14, “Fair Value”), the pension plan assets carried at fair value as of December 31, 2015 and 2014:

	Assets at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollar amounts in millions)
Interest-bearing cash	$1.6	$—	$—	$1.6
Corporate debt	52.3	—	—	52.3
Investments in Registered Investment Companies	35.8	—	—	35.8
Investments in pooled pension funds	29.8	—	—	29.8
Other long-term investments	0.6	—	—	0.6
Total investments at fair value	$120.1	$—	$—	$120.1

	Assets at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollar amounts in millions)
Interest-bearing cash	$1.2	$—	$—	$1.2
Corporate debt	54.5	—	—	54.5
Investments in Registered Investment Companies	43.2	—	—	43.2
Investments in pooled pension funds	32.0	—	—	32.0
Other long-term investments	2.2	—	—	2.2
Total investments at fair value	$133.1	$—	$—	$133.1

Assumptions

The assumptions used in determining pension, supplemental retirement plans and post-retirement costs and the projected benefit obligation are as follows:

	For the Year Ended December 31,
	2015			2014			2013
Discount rate for projected benefit obligation	2.00%	-	3.85%	2.00%	-	3.65%	3.00%	-	4.50%
Discount rate for pension costs	2.00%	-	3.65%	3.00%	-	4.50%	2.00%	-	4.40%
Expected long-term average return on plan assets	5.04%	-	5.83%	5.83%	-	6.19%	5.36%	-	5.50%
Rate of compensation increase	2.00%			2.00%			2.00%	-	3.00%

The Company utilizes long-term investment-grade bond yields as the basis for selecting a discount rate by which plan obligations are measured. An analysis of projected cash flows for each plan is performed in order to determine plan-specific duration. Discount rates are selected based on high quality corporate bond yields of similar durations.

During 2014, the Society of Actuaries released new mortality tables that reflect increased life expectancy over the previous tables.  The Company incorporated these new tables in the 2014 fair value measurement of its U.S. pension plans which resulted in an increase in the projected benefit obligation as of December 31, 2014. The Company used the updated mortality tables released by the Society of Actuaries in 2015 for the 2015 fair value measurement of its U.S. pension plans.

For purposes of calculating the post-retirement health benefit cost, a medical inflation rate of 5.00% was assumed for 2015 and it is assumed to stay at 5.00% each year into the future. A one percentage point change in assumed health care cost trends does not have a significant effect on the amount of liabilities recorded in the consolidated balance sheet at December 31, 2015.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

At December 31, 2015, the expected future benefit payments for the defined benefit and post-retirement health benefit plans were as follows:

Year Ended December 31,	Defined Benefit	Post-Retirement Health Benefits
	(Dollar amounts in millions)
2016	$11.8	$0.2
2017	11.9	0.2
2018	11.8	0.2
2019	11.6	0.2
2020	11.4	0.1
2021-2025	53.3	0.4

Other Plans

In conjunction with the acquisition of Reznor, the Company assumed a liability to fund certain post-retirement benefits of Reznor in Belgium. The assets of the Belgian defined benefit plan are composed of insurance policies. The contributions (or premiums) the Company pays are used to purchase insurance policies that provide for specific benefit payments to the plan participants. The benefit formula is determined independently by the Company upon retirement of an individual plan participant, the insurance contracts purchased are converted to provide specific benefits for the participant.  As of December 31, 2015, the fair value of these plan assets was approximately $0.9 million and are considered to be Level 3 financial instruments. The total funded status as of December 31, 2015 was a liability of approximately $0.3 million.

14.	DERIVATIVES AND FAIR VALUE

The Company manufactures, markets and sells its products globally. As noted previously, for 2015, approximately 16.0% of the Company’s sales were generated outside the United States in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

Accordingly, the Company’s earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, the Company’s reporting currency. During the third quarter of 2015, the Company began to enhance its program to mitigate exposure to changes in foreign currency exchange rates. The enhancement to the program included the use of foreign currency forward contracts, which were entered into during the second half of 2015, to minimize, for a period of time, the impact on its financial results from changes in foreign exchange rates, primarily the British Pound Sterling, Canadian Dollar and the Chinese Yuan Renminbi. During the second half of 2015, the Company also entered into certain foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Mexican Peso. This does not eliminate the impact of the volatility of foreign exchange rates.

Non-Designated Foreign Currency Contracts

All of the Company’s foreign currency hedge contracts to date have been non-designated contracts. The Company's foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, which are generally one month. They are not designated as cash flow or fair value hedges under ASC 815, “Derivatives and Hedging” (“ASC 815”). These forward contracts are marked-to-market with changes in fair value recorded in the consolidated statement of operations. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding with a notional amount of approximately $22.9 million as of December 31, 2015. There were no material unrealized gains or losses related to contracts outstanding as of December 31, 2015. During the second half of 2015, the Company settled non-designated foreign currency hedge contracts with a notional amount totaling approximately $53.3 million resulting in a realized loss upon settlement of approximately $0.6 million. The losses related to non-designated foreign currency hedge contracts are not material, and are included as a component of SG&A within the Company’s consolidated statement of operations. The losses related to the non-designated foreign currency hedge contracts are included within operating activities in the consolidated statement of cash flows.

ASC 815 requires all derivative instruments to be recognized at their fair value as either assets or liabilities on the balance sheet. The Company has determined the fair value of its derivative instruments using the framework prescribed by ASC 820, “Fair Value Measurements” ("ASC 820"), by considering the estimated amount it would receive or pay to sell or transfer these

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

instruments at the reporting date and by taking into account currency exchange rates, the creditworthiness of the counterparty for assets, and the Company’s creditworthiness for liabilities. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets. As of December 31, 2015, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 820, as discussed further below, because these observable inputs are available for substantially the full term of its derivative instruments. Neither the total derivative assets nor the total derivative liabilities were material as of December 31, 2015.

In February 2016, the Company entered into multiple foreign currency cash flow hedge contracts to hedge the anticipated cash flows from inventory purchases denominated in the Mexican Peso with a total notional amount of approximately $6.4 million and with settlement dates through December 2016.  All of the contracts are non-designated contracts and therefore, any changes in fair value will be recorded to earnings in the Company’s consolidated statement of operations.

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following at December 31, 2015:

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollar amounts in millions)
Assets:
Restricted Investments	$1.2	$—	$—	$1.2

Liabilities
Contingent Consideration	$—	$—	$0.2	$0.2

Restricted Investments (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at December 31, 2015 or 2014.

Contingent Consideration (Level 3) -- Contingent consideration liabilities are measured at fair value using projected revenue, discount rates, probabilities of payment and projected payment dates. This Level 3 fair value measurement was determined using an option pricing model. The real option approach methodology applies option pricing theory to a “real” stream, such as revenue. Utilization of this methodology allows running of a high number of simulations and therefore, the Company believes that this valuation methodology was most appropriate. Increases or decreases in the fair value of the Company's contingent consideration liability are principally driven by changes in the amount or probability weighting of revenue estimates. Projected revenue is based on the Company's most recent internal operational budgets. From the date of acquisition through December 31, 2015, the Company recorded a fair value adjustment totaling approximately $3.5 million, which was recorded as a benefit to selling, general and administrative expense, net, as a result of the reduction of the projected revenues. See Note 2, "Acquisitions and Dispositions" for further discussion.

Pension Plan Assets -- Pension plan assets are measured at fair value based on Level 1 inputs. See Note 13, "Pension, Profit Sharing and Other Post-Retirement Benefits", for further information surrounding the Company's valuation of pension plan assets.

Measured on a Non-Recurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, intangible assets and goodwill.

During 2015, the Company committed to a plan to sell one of its RCH segment’s warehouse properties and engaged a third party broker to assist the Company in actively marketing this asset and identifying a buyer. During the first quarter of 2015, based on the Company’s evaluation of the assets held for sale criteria under ASC 360-10, the Company concluded all of the criteria were met and that the asset that is expected to be sold should be classified as held for sale.  The assets held for sale relate to separately identifiable building and land owned by a subsidiary within the RCH reporting unit.  The Company determined that the fair value, which was determined based on Level 3 inputs based on estimated selling price, less cost to sell, was approximately $2.7 million and, as a result, the Company recorded a charge to SG&A of approximately $0.4 million during the first quarter of 2015 to reduce the carrying value to fair value less cost to sell. During the fourth quarter of 2015, the Company entered into an agreement with a third party for the sale of this asset resulting in a total sales price, less costs to sell, of approximately $2.3 million. As a result, the Company recorded the change in estimated fair value less cost to sell totaling approximately $0.4 million as an impairment charge in the fourth quarter of 2015. The sale was completed in January 2016.

During the second quarter of 2015 and 2014, the Company recorded impairment charges related to long-lived assets and goodwill associated with the AVC segments. The non-recurring fair value measurements of these assets were primarily determined using

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

unobservable inputs and as such, these fair value measurements are classified within Level 3 of the fair value hierarchy. See Note 3, "Goodwill and Other Intangible Assets" for further discussion surrounding these charges.

Additionally, in 2013, the Company recorded a non-cash long-lived asset impairment charge of approximately $4.3 million related to the write-down of property and equipment in connection with the exit in the first quarter of 2014 of a product line within the AQH segment.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the consolidated balance sheets at December 31, 2015 and 2014 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value (Level 1) because of their short-term nature.

Long-Term Debt -- At December 31, 2015, the fair value of the Company's long-term indebtedness was approximately $25.7 million higher than the amount on the Company's accompanying consolidated balance sheet, before approximately $3.4 million of unamortized debt premium and approximately $4.9 million of unamortized debt discount. At December 31, 2014, the fair value of the Company’s long-term indebtedness was approximately $68.6 million higher than the amount on the Company's consolidated balance sheet, before approximately $4.8 million of unamortized debt premium and approximately $1.9 million of unamortized debt discount.  The Company determined the fair market value of its 8.5% Notes using available market quotes from published sources (Level 1). For the Company's remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and the Term Loan Facility), the Company assumed that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and the Company's estimated credit risk.

15.	CASH FLOWS

The impact of changes in foreign currency exchange rates on cash was approximately $3.8 million, $0.9 million, and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, and has been included in "Long-term assets, liabilities and other, net" within operating activities in the accompanying consolidated statements of cash flows.

Interest paid was approximately $96.2 million, $103.6 million and $97.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Significant non-cash financing and investing activities excluded from the accompanying consolidated statements of cash flows include capitalized leases of approximately $0.5 million and $0.1 million for 2014 and 2013, respectively.

During 2013, the Company recorded a non-cash addition to buildings within property and equipment and other long-term liabilities of approximately $33.6 million related to construction of new facilities in Mexico (see Note 6, “Commitments and Contingencies”).

Net cash paid for acquisitions and dispositions for the periods presented was as follows:

	For the year ended December 31,
	2015	2014	2013
	(Dollar amounts in millions)
Fair value of assets acquired	$70.7	$307.5	$201.9
Fair value of liabilities assumed or created	(7.0)	(32.6)	(52.1)
Net assets of businesses acquired	63.7	274.9	149.8
Less cash acquired	(0.6)	(7.0)	(3.4)
Net cash paid for business acquired	63.1	267.9	146.4
Cash transferred in connection with business disposition	1.6	—	—
	$64.7	$267.9	$146.4

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

16.	SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

The table that follows summarizes unaudited quarterly financial data for 2015:

	For the Quarter Ended
	March 28	June 27	September 26	December 31
	(Dollar amounts in millions, except per share data)
2015
Net sales	$572.7	$703.9	$618.5	$631.0
Cost of revenues	405.9	505.8	442.5	443.7
Selling, general and administrative expense, net	143.3	146.1	141.1	140.5
Impairment of long-lived assets and goodwill	—	1.2	—	0.4
Depreciation expense	12.4	12.1	13.3	12.6
Amortization expense (1)	16.3	16.1	17.1	18.3
Operating earnings	7.7	34.7	14.9	28.1
Net (loss) earnings	(13.9)	(2.3)	(14.4)	3.9
Net (loss) earnings per share:
Basic (loss) earnings per share	$(0.87)	$(0.14)	$(0.90)	$0.24
Diluted (loss) earnings per share	$(0.87)	$(0.14)	$(0.90)	$0.24

(1)	Includes increases to cost of revenues for inventory acquired in business combinations.

The table that follows summarizes unaudited quarterly financial data for 2014:

	For the Quarter Ended
	March 29	June 28	September 27	December 31
	(Dollar amounts in millions, except per share data)
2014
Net sales	$547.8	$718.6	$642.9	$636.8
Cost of revenues	393.5	509.0	452.9	449.6
Selling, general and administrative expense, net	128.2	146.1	141.7	141.8
Impairment of long-lived assets and goodwill	—	80.4	—	—
Depreciation expense	9.9	10.5	11.2	11.6
Amortization expense (1)	13.6	16.7	15.2	16.7
Operating earnings (loss)	12.5	(32.1)	33.4	29.1
Net (loss) earnings	(8.6)	(46.2)	4.6	4.6
Net (loss) earnings per share:
Basic (loss) earnings per share	$(0.55)	$(2.97)	$0.29	$0.29
Diluted (loss) earnings per share	$(0.55)	$(2.97)	$0.29	$0.29

(1)	Includes increases to cost of revenues for inventory acquired in business combinations.

See the notes to these financial statements regarding certain other quarterly transactions which impact the operating results in the above tables, including financing activities, new accounting pronouncements, income taxes, acquisitions, sales volume, material costs, rationalization and relocation of manufacturing operations, material procurement strategies and other items.

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

17.	GUARANTOR FINANCIAL STATEMENTS

The Company's 8.5% Notes are guaranteed by each of the Company's current and future domestic subsidiaries that guarantee the Company's obligations under its senior secured credit facilities (the “Guarantors”). The Guarantors are wholly-owned, either directly or indirectly, by the Company and jointly and severally guarantee the Company's obligations under the 8.5% Notes. All guarantees are full and unconditional. None of the Company's foreign subsidiaries guarantee the 8.5% Notes.

Consolidating balance sheets related to Nortek, the Guarantors and non-Guarantor subsidiaries as of December 31, 2015 and 2014 and the related consolidating statements of operations and comprehensive income (loss), and cash flows for the years ended December 31, 2015, 2014 and 2013 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the year ended December 31, 2015

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$2,153.3	$806.5	$(433.7)	$2,526.1

Costs and Expenses:
Cost of revenues	—	1,549.7	681.8	(433.6)	1,797.9
Selling, general and administrative expense, net	52.7	428.7	89.6	—	571.0
Loss on sale of assets	—	—	2.9	—	2.9
Impairment of long-lived assets and goodwill	—	0.6	1.0	—	1.6
Amortization of intangible assets	—	61.7	6.4	(0.8)	67.3
	52.7	2,040.7	781.7	(434.4)	2,440.7
Operating (loss) earnings	(52.7)	112.6	24.8	0.7	85.4
Net interest expense	(96.6)	(4.0)	(0.1)	—	(100.7)
Loss from debt retirement	(14.8)	—	—	—	(14.8)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(164.1)	108.6	24.7	0.7	(30.1)
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	134.0	(61.1)	(0.2)	(72.7)	—
(Loss) earnings before (benefit) provision for income taxes	(30.1)	47.5	24.5	(72.0)	(30.1)
(Benefit) provision for income taxes	(3.4)	19.1	13.8	(32.9)	(3.4)
Net (loss) earnings	$(26.7)	$28.4	$10.7	$(39.1)	$(26.7)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(10.5)	—	(9.4)	9.4	(10.5)
Total pension liability adjustments, net of tax	3.7	0.2	1.8	(2.0)	3.7
Other comprehensive (loss) income	(6.8)	0.2	(7.6)	7.4	(6.8)

Comprehensive (loss) income	$(33.5)	$28.6	$3.1	$(31.7)	$(33.5)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the year ended December 31, 2014

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$2,155.1	$854.3	$(463.3)	$2,546.1

Costs and Expenses:
Cost of revenues	—	1,536.3	730.6	(461.9)	1,805.0
Selling, general and administrative expense, net	63.5	394.5	99.8	—	557.8
Impairment of long-lived assets and goodwill	—	70.1	10.3	—	80.4
Amortization of intangible assets	—	55.2	5.6	(0.8)	60.0
	63.5	2,056.1	846.3	(462.7)	2,503.2
Operating (loss) earnings	(63.5)	99.0	8.0	(0.6)	42.9
Net interest expense	(102.6)	(2.9)	(0.1)	—	(105.6)
Loss from debt retirement	(2.3)	—	—	—	(2.3)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(168.4)	96.1	7.9	(0.6)	(65.0)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	103.4	(73.1)	0.2	(30.5)	—
(Loss) earnings before (benefit) provision for income taxes	(65.0)	23.0	8.1	(31.1)	(65.0)
(Benefit) provision for income taxes	(19.4)	6.3	10.1	(16.4)	(19.4)
Net (loss) earnings	$(45.6)	$16.7	$(2.0)	$(14.7)	$(45.6)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(7.9)	—	(6.7)	6.7	(7.9)
Total pension liability adjustments, net of tax	(11.5)	(2.6)	(3.5)	6.1	(11.5)
Other comprehensive (loss) income	(19.4)	(2.6)	(10.2)	12.8	(19.4)

Comprehensive (loss) income	$(65.0)	$14.1	$(12.2)	$(1.9)	$(65.0)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the year ended December 31, 2013

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$1,938.4	$729.4	$(379.9)	$2,287.9

Costs and Expenses:
Cost of revenues	—	1,385.8	619.0	(380.2)	1,624.6
Selling, general and administrative expense, net	60.3	369.3	90.2	—	519.8
Impairment of long-lived assets and goodwill	—	4.3	—	—	4.3
Amortization of intangible assets	—	49.2	2.9	(0.8)	51.3
	60.3	1,808.6	712.1	(381.0)	2,200.0
Operating (loss) earnings	(60.3)	129.8	17.3	1.1	87.9
Net interest expense	(96.2)	(3.0)	(0.1)	—	(99.3)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(156.5)	126.8	17.2	1.1	(11.4)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	145.1	(67.8)	1.2	(78.5)	—
(Loss) earnings before (benefit) provision for income taxes	(11.4)	59.0	18.4	(77.4)	(11.4)
(Benefit) provision for income taxes	(3.1)	23.9	6.6	(30.5)	(3.1)
Net (loss) earnings	$(8.3)	$35.1	$11.8	$(46.9)	$(8.3)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(3.0)	—	(3.0)	3.0	(3.0)
Total pension liability adjustments, net of tax	9.0	3.0	(1.0)	(2.0)	9.0
Other comprehensive income (loss)	6.0	3.0	(4.0)	1.0	6.0

Comprehensive (loss) income	$(2.3)	$38.1	$7.8	$(45.9)	$(2.3)

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

Condensed Consolidating Balance Sheet as of December 31, 2015

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$0.7	$1.1	$22.8	$—	$24.6
Restricted cash	0.1	0.2	—	—	0.3
Accounts receivable, less allowances	—	273.8	66.2	—	340.0
Intercompany receivables	4.9	—	89.8	(94.7)	—
Inventories, net	—	294.9	80.7	(7.5)	368.1
Prepaid expenses	2.7	11.2	5.4	—	19.3
Other current assets	0.1	8.7	10.3	—	19.1
Total current assets	8.5	589.9	275.2	(102.2)	771.4
Property and Equipment, at Cost:
Total property and equipment, net	17.0	157.1	54.9	—	229.0

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,409.9	82.7	—	(1,492.6)	—
Goodwill	—	464.5	41.0	—	505.5
Intangible assets, less accumulated amortization	—	568.2	49.7	(8.8)	609.1
Deferred tax asset	38.0	—	0.6	(38.6)	—
Other assets	15.2	12.3	0.8	0.6	28.9
Total other long-term assets	1,463.1	1,127.7	92.1	(1,539.4)	1,143.5
Total Assets	$1,488.6	$1,874.7	$422.2	$(1,641.6)	$2,143.9

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Short term bank obligations	$—	$—	$0.5	$—	$0.5
Current maturities of long-term debt	6.1	0.8	—	—	6.9
Accounts payable	2.4	142.2	124.6	—	269.2
Accrued expenses, taxes, and deferred revenue	38.1	131.8	44.6	—	214.5
Intercompany payables	—	94.7	—	(94.7)	—
Total current liabilities	46.6	369.5	169.7	(94.7)	491.1

Other Liabilities:
Deferred income taxes	—	105.4	12.3	(40.8)	76.9
Other long-term liabilities	49.9	107.8	20.8	—	178.5
Long-term intercompany payables	—	—	110.0	(110.0)	—
	49.9	213.2	143.1	(150.8)	255.4

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,379.8	3.5	1.8	—	1,385.1

Stockholders' investment (deficit)	12.3	1,288.5	107.6	(1,396.1)	12.3
Total Liabilities and Stockholders' Investment (Deficit)	$1,488.6	$1,874.7	$422.2	$(1,641.6)	$2,143.9

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

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

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2015

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(188.1)	$225.0	$12.2	$49.1
Cash Flows from investing activities:
Capital expenditures	(2.6)	(32.3)	(9.9)	(44.8)
Net cash paid for businesses acquired and dispositions	—	(63.1)	(1.6)	(64.7)
Net cash paid for acquisition of assets	(5.0)	(1.0)	—	(6.0)
Proceeds from the sale of property and equipment	—	1.0	0.1	1.1
Change in restricted cash and marketable securities	0.1	0.2	—	0.3
Intercompany capital contributions	(0.9)	—	0.9	—
Other, net	—	(0.2)	(0.3)	(0.5)
Net cash used in investing activities	(8.4)	(95.4)	(10.8)	(114.6)

Cash Flows from financing activities:
Proceeds from ABL and other borrowings	450.0	—	4.5	454.5
Payment of ABL and other borrowings	(411.1)	(3.8)	(2.7)	(417.6)
Redemption of the 10% Senior Notes due 2018, including redemption premium	(262.5)	—	—	(262.5)
Net proceeds from borrowings under the senior secured term loan facility due 2020	261.8	—	—	261.8
Fees paid in connection with debt facilities	(2.7)	—	—	(2.7)
Net use from equity transactions	(2.2)	—	—	(2.2)
Excess tax benefit on share-based awards	0.4	—	—	0.4
Long-term intercompany advances and loans	146.0	(129.8)	(16.2)	—
Other, net	—	—	—	—
Net cash provided by (used in) financing activities	179.7	(133.6)	(14.4)	31.7
Net change in unrestricted cash and cash equivalents	(16.8)	(4.0)	(13.0)	(33.8)
Unrestricted cash and cash equivalents at the beginning of the period	17.5	5.1	35.8	58.4
Unrestricted cash and cash equivalents at the end of the period	$0.7	$1.1	$22.8	$24.6

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2014

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(200.1)	$217.8	$19.9	$37.6
Cash Flows from investing activities:
Capital expenditures	(7.6)	(25.3)	(6.0)	(38.9)
Net cash paid for businesses acquired	(185.2)	(12.3)	(70.4)	(267.9)
Proceeds from the sale of property and equipment	—	1.1	0.6	1.7
Change in restricted cash and marketable securities	0.1	0.2	0.1	0.4
Intercompany capital contributions	(0.4)	—	0.4	—
Intercompany dividends	—	15.5	(15.5)	—
Other, net	0.3	(1.5)	(0.2)	(1.4)
Net cash used in investing activities	(192.8)	(22.3)	(91.0)	(306.1)

Cash Flows from financing activities:
Proceeds from ABL and other borrowings	250.0	—	3.2	253.2
Payment of ABL and other borrowings	(252.1)	(2.8)	(3.2)	(258.1)
Net proceeds from borrowings under the senior secured term loan facility due 2020	349.1	—	—	349.1
Redemption of the senior secured term loan facility due 2017	(93.0)	—	—	(93.0)
Fees paid in connection with debt facilities	(6.3)	—	—	(6.3)
Net use from equity transactions	(2.1)	—	—	(2.1)
Excess tax benefit on share-based awards	3.2	—	—	3.2
Long-term intercompany advances and loans	138.4	(207.6)	69.2	—
Other, net	—	—	—	—
Net cash provided by (used in) financing activities	387.2	(210.4)	69.2	246.0
Net change in unrestricted cash and cash equivalents	(5.7)	(14.9)	(1.9)	(22.5)
Unrestricted cash and cash equivalents at the beginning of the period	23.2	20.0	37.7	80.9
Unrestricted cash and cash equivalents at the end of the period	$17.5	$5.1	$35.8	$58.4

NORTEK, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2015

Condensed Consolidating Cash Flow Statement
For the year ended December 31, 2013

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(151.7)	$276.2	$10.7	$135.2
Cash Flows from investing activities:
Capital expenditures	(5.1)	(27.9)	(10.8)	(43.8)
Net cash paid for businesses acquired	(145.5)	—	(0.9)	(146.4)
Proceeds from the sale of property and equipment	—	0.1	0.1	0.2
(Increase) decrease in restricted cash and marketable securities	(2.7)	0.3	—	(2.4)
Intercompany capital contributions	(2.2)	2.2	—	—
Other, net	(0.1)	(0.7)	(0.1)	(0.9)
Net cash used in investing activities	(155.6)	(26.0)	(11.7)	(193.3)

Cash Flows from financing activities:
Proceeds from ABL and other borrowings	150.0	—	3.1	153.1
Payment of ABL and other borrowings	(150.3)	(2.6)	(3.1)	(156.0)
Net use from equity transactions	(2.5)	—	—	(2.5)
Long-term intercompany advances and loans	238.7	(240.7)	2.0	—
Other, net	(0.3)	—	—	(0.3)
Net cash provided by (used in) financing activities	235.6	(243.3)	2.0	(5.7)
Net change in unrestricted cash and cash equivalents	(71.7)	6.9	1.0	(63.8)
Unrestricted cash and cash equivalents at the beginning of the period	94.9	13.1	36.7	144.7
Unrestricted cash and cash equivalents at the end of the period	$23.2	$20.0	$37.7	$80.9

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Nortek, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Nortek, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' investment for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at item 15(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nortek, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nortek, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Boston, Massachusetts
February 29, 2016

NORTEK, INC.  AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Year	Charged to Cost and Expense	Charged to Other Accounts		Deduction from Reserves		Balance at End of Year
	(Dollar amounts in millions)
For the year-ended December 31, 2013
Allowance for doubtful accounts	$7.2	$0.6	$—	(a)	$(3.6)	(b)	$4.2
Deferred tax valuation allowance	42.2	$4.2	$(0.2)		$—		$46.2
For the year-ended December 31, 2014
Allowance for doubtful accounts	$4.2	$2.3	$(0.3)	(a)	$(2.5)	(b)	$3.7
Deferred tax valuation allowance	$46.2	$7.7	$0.4		$—		$54.3
For the year-ended December 31, 2015
Allowance for doubtful accounts	$3.7	$1.5	$0.2	(a)	$(1.8)	(b)	$3.6
Deferred tax valuation allowance	$54.3	$3.7	$(1.0)		$(6.1)		$50.9

(a)	Other, including the effect of changes in foreign currency exchange rates.

(b)	Amounts written off, net of recoveries.

S - 1

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

Exhibit Index

Exhibit No.		Description

2.1		Joint Plan of Reorganization of Nortek, Inc. filed with the United States Bankruptcy Court for the District of Delaware on December 4, 2009. (Exhibit 2.1 to Nortek, Inc. Form 10 filed April 15, 2010.)
3.1		Amended and Restated Certificate of Incorporation of Nortek, Inc. (Exhibit 3.1 to Nortek, Inc. Form 10 filed April 15, 2010.)
3.2		Amended and Restated By-Laws of Nortek, Inc. (Exhibit 3.2 to Nortek, Inc. Form 10 filed April 15, 2010.)
4.1		Form of Common Stock Certificate. (Exhibit 4.3 to Nortek, Inc. Form 10 filed April 15, 2010.)
4.2		Form of Warrant to Purchase Common Stock. (Exhibit 4.4 to Nortek, Inc. Form 10 filed April 15, 2010.)
4.3		Amended and Restated Warrant Agreement between Nortek, Inc. as Issuer and U.S. Bank National Association as Warrant Agent. (Exhibit 4.1 to Nortek, Inc. Form 10-Q filed August 17, 2010.)
4.4		Registration Rights Agreement dated November 23, 2010 by and among Nortek, Inc. and Merrill Lynch, Pierce, Fenner Smith Incorporated (Exhibit 4.2 to Nortek, Inc. Form 8-K filed November 24, 2010.)
4.5
Indenture dated as of April 26, 2011 between Nortek, Inc. and U.S. Bank National Association, as Trustee relating to 8.5% Senior Notes due 2021 (Exhibit 10.2 to Nortek, Inc. Form 8-K filed April 28, 2011).

4.6
Registration Rights Agreement, dated as of April 26, 2011, by and among Nortek, Inc., the Guarantors party thereto and UBS Securities LLC as the Initial Purchaser. (Exhibit 10.3 to Nortek, Inc. Form 8-K filed April 28, 2011.)

4.7
Registration Rights Agreement, dated as of October 18, 2012, by and among Nortek, Inc., the Guarantors party thereto and UBS Securities LLC (Exhibit 4.1 to Nortek, Inc. Form 8-K filed October 19, 2012.)

**10	.1	Form of Indemnification Agreement between Nortek, Inc. and certain officers and directors. (Exhibit 10.1 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.2	Employment Agreement of Michael J. Clarke, dated as of December 16, 2011. (Exhibit 10.1 to Nortek, Inc. Form 8-K filed December 21, 2011.)
**10	.3	Amended and Restated Employment Agreement of Almon C. Hall, III, dated as of August 27, 2004. (Exhibit 10.4 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.4	Amendment to Amended and Restated Employment Agreement of Almon C. Hall, III, dated as of December 17, 2009. (Exhibit 10.5 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.5	Amended and Restated Employment Agreement of Kevin W. Donnelly, dated as of August 27, 2004. (Exhibit 10.6 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.6	Amendment to Amended and Restated Employment Agreement of Kevin W. Donnelly, dated as of December 17, 2009. (Exhibit 10.7 to Nortek, Inc. Form 10 filed April 15, 2010.)

NORTEK, INC. AND SUBSIDIARIES
December 31, 2015

Exhibit No.		Description

**10	.7	Severance and General Release Agreement between Linear LLC and Sean Burke dated August 13, 2014. (Exhibit 10.1 to Nortek, Inc. Form 10-Q filed November 3, 2014.)
*/**10	.8	Retention Letter Agreement between David J. LaGrand and Nordyne Inc. dated as of July 9, 2010.
**10	.9	Transition Employment and Separation Agreement between Nortek, Inc. and Almon C. Hall, III. (Exhibit 10.1 to Nortek, Inc. Form 8-K filed May 21, 2015.)
**10	.10	Form of Nonqualified Stock Option Agreement (Exhibit 10.1 to Nortek, Inc. Form 10-Q filed May 5, 2014.)
**10	.11	Form of Restricted Stock Agreement (Performance-Based). (Exhibit 10.1 to Nortek, Inc. Form 10-K filed March 2, 2015.)
**10	.12	Form of Restricted Stock Agreement (Time-Based). (Exhibit 10.3 to Nortek, Inc. Form 10-Q filed May 5, 2014.)
**10	.13	Form of Restricted Stock Agreement for Directors. (Exhibit 10.4 to Nortek, Inc. Form 10-Q filed May 5, 2014.)
**10	.14	Nortek, Inc. Supplemental Executive Retirement Plan B, effective as of January 1, 1998. (Exhibit 10.15 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.15	First Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of May 4, 2000. (Exhibit 10.16 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.16	Second Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of January 4, 2002. (Exhibit 10.17 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.17	Third Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of October 31, 2006. (Exhibit 10.18 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.18	Fourth Amendment to the Nortek, Inc. Supplemental Executive Retirement Plan B, dated as of December 31, 2008. (Exhibit 10.19 to Nortek, Inc. Form 10 filed April 15, 2010.)
**10	.19	Nortek, Inc. 2009 OmniBus Incentive Plan, as Amended and Restated (Appendix A to Nortek, Inc. Proxy Statement filed April 4, 2012.)
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
December 31, 2015

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

10.29
Guaranty Agreement, dated April 26, 2011, by Nortek, Inc., the other Persons party thereto and the Additional Guarantors as Guarantors. (Exhibit 10.30 to Amendment No. 2 to Nortek, Inc. Form 10 filed September 14, 2011.)

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

10.32
Incremental Amendment, dated as of April 2, 2015, by and among Nortek, Inc., the Guarantors, the Borrowers, the incremental term lenders, and Wells Fargo Bank, National Association, as Administrative Agent. (Exhibit 10.1 to Nortek, Inc. Form 8-K filed April 3, 2015.)

*21	.1	List of subsidiaries.
*23	.1	Consent of Ernst & Young LLP
*31		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 101	.INS	XBRL Instance Document
* 101	.SCH	XBRL Taxonomy Extension Schema Document
* 101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
* 101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* 101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
* 101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith
**    Management / Employment Contract or Compensatory Plan or Arrangement