Form 10-Q
period 2016-04-02
NORTEK INC
filed 2016-05-12
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016
OR

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

The number of shares of Common Stock, par value $0.01 per share, outstanding as of May 6, 2016 was 16,303,521.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	April 2, 2016	December 31, 2015
Assets
Current Assets:
Unrestricted cash and cash equivalents	$28.5	$24.6
Restricted cash	0.2	0.3
Accounts receivable, less allowances of $3.8 million and $3.6 million, respectively	337.4	340.0
Inventories:
Raw materials	118.1	103.9
Work in process	35.4	26.1
Finished goods	245.2	238.1
	398.7	368.1
Prepaid expenses	19.9	19.3
Other current assets	11.3	10.9
Tax refunds receivable	8.1	8.2
Total current assets	804.1	771.4

Property and Equipment, at Cost:
Land	17.1	16.9
Buildings and improvements	112.9	108.9
Machinery and equipment	349.1	339.5
	479.1	465.3
Less accumulated depreciation	249.2	236.3
Total property and equipment, net	229.9	229.0

Other Assets:
Goodwill	505.5	505.5
Intangible assets, less accumulated amortization of $295.5 million and $278.4 million, respectively	592.0	609.1
Restricted investments	0.9	0.9
Other assets	17.0	14.5
	1,115.4	1,130.0
Total Assets	$2,149.4	$2,130.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)
(Dollar amounts in millions, except shares data)

	April 2, 2016	December 31, 2015
Liabilities and Stockholders' Investment

Current Liabilities:
Short-term bank obligations	$0.3	$0.5
Current maturities of long-term debt	7.0	6.9
Accounts payable	265.2	269.2
Accrued expenses, taxes, and deferred revenue	209.4	214.5
Total current liabilities	481.9	491.1

Other Liabilities:
Deferred income taxes	77.4	76.9
Other	180.7	178.5
	258.1	255.4

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,391.0	1,371.6

Commitments and Contingencies (Note G)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at April 2, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 17,101,015 shares and 17,041,710 shares issued at April 2, 2016 and December 31, 2015, respectively	0.2	0.2
Additional paid-in capital	258.9	256.8
Accumulated deficit	(141.2)	(143.8)
Accumulated other comprehensive loss	(40.5)	(42.5)
Less: Treasury stock at cost, 794,411 shares and 782,670 shares at April 2, 2016 and December 31, 2015, respectively	(59.0)	(58.4)
Total stockholders' investment	18.4	12.3
Total Liabilities and Stockholders' Investment	$2,149.4	$2,130.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the first quarter ended
	April 2, 2016	March 28, 2015
	(Dollar amounts in millions, except per share data)

Net Sales	$613.9	$572.7

Costs and Expenses:
Cost of revenues	426.4	405.9
Selling, general and administrative expense, net	141.5	143.3
Amortization of intangible assets	17.1	15.8
	585.0	565.0
Operating earnings	28.9	7.7
Net interest expense	(23.7)	(27.2)
Earnings (loss) before provision (benefit) for income taxes	5.2	(19.5)
Provision (benefit) for income taxes	2.6	(5.6)
Net earnings (loss)	$2.6	$(13.9)

Basic earnings (loss) per share	$0.16	$(0.87)

Diluted earnings (loss) per share	$0.16	$(0.87)

Weighted Average Common Shares:
Basic	15,983,817	15,909,464
Diluted	16,092,298	15,909,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the first quarter ended
	April 2, 2016	March 28, 2015
	(Dollar amounts in millions)

Net earnings (loss)	$2.6	$(13.9)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	2.2	(6.1)
Pension liability adjustments:
Currency translation on pension liabilities	(0.2)	(0.1)
Amortization of cumulative loss	0.3	0.4
Deferred income taxes on pension liability	(0.3)	(0.3)
Total pension liability, net of tax	(0.2)	—

Other comprehensive income (loss)	2.0	(6.1)

Comprehensive income (loss)	$4.6	$(20.0)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first quarter ended
	April 2, 2016	March 28, 2015
	(Dollar amounts in millions)
Cash flows from operating activities:
Net earnings (loss)	$2.6	$(13.9)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation expense	11.5	12.4
Amortization expense, including increase to cost of revenues for inventory acquired in business combinations	17.1	16.3
Change in fair value of contingent consideration liability	0.2	—
Non-cash interest expense, net	0.8	0.6
Non-cash share-based compensation expense	2.3	1.9
Deferred income tax provision (benefit)	0.2	(11.2)
Changes in certain assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	4.6	(25.3)
Inventories	(29.1)	(40.2)
Prepaid and other current assets	(3.6)	(1.2)
Accounts payable	(6.5)	(6.7)
Accrued expenses, taxes, and deferred revenue	(6.3)	19.7
Long-term assets, liabilities and other, net	(2.3)	(7.7)
Total adjustments to net earnings (loss)	(11.1)	(41.4)
Net cash used in operating activities	(8.5)	(55.3)
Cash flows from investing activities:
Capital expenditures	(7.9)	(10.1)
Net cash paid for businesses acquired and dispositions	—	(51.8)
Proceeds from the sale of property and equipment	2.4	0.1
Other, net	0.2	0.2
Net cash used in investing activities	(5.3)	(61.6)
Cash flows from financing activities:
Proceeds from ABL and other borrowings	118.6	155.6
Payment of ABL and other borrowings	(100.5)	(51.6)
Net use from equity transactions	(0.4)	(1.8)
Net cash provided by financing activities	17.7	102.2
Net change in unrestricted cash and cash equivalents	3.9	(14.7)
Unrestricted cash and cash equivalents at the beginning of the period	24.6	58.4
Unrestricted cash and cash equivalents at the end of the period	$28.5	$43.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

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

The Company operates on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year always begins on January 1 and ends on December 31. As a result, the Company's first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The first three months ended April 2, 2016 ("first quarter of 2016") and March 28, 2015 ("first quarter of 2015") included 93 days and 87 days, respectively.

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income (loss), and cash flows of the Company after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted, the Company believes that the disclosures included are adequate to make the information presented herein not misleading. Operating results for the first quarter of 2016 and 2015 are not necessarily indicative of the results that may be expected for other interim periods or for any fiscal year. Certain amounts in the prior periods' unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

As a result of certain acquisitions and a disposition as discussed in Note B, “Acquisitions and Dispositions”, the operating results of these acquired entities are included in the Company’s consolidated results of operations from the date of acquisition prospectively and the results of operations from dispositions are excluded commencing on the date of disposition. The Company has entered into certain arrangements with an independent third party in Mexico related to the Company’s manufacturing operations in Mexico. The Company has evaluated the operating entities that were formed under these arrangements and has determined that these entities are variable interest entities in accordance with Accounting Standards Codification ("ASC") 810, "Consolidation" ("ASC 810"). The Company has concluded that it is the primary beneficiary of these entities since it has both the power to direct activities that most significantly impact the entities' economic performance and the obligation to absorb losses that could potentially be significant since the Company is responsible for all operating decisions and all operating costs of these entities. As a result, the Company is consolidating the results of these entities in accordance with ASC 810. For the first quarter of 2016 and 2015, the results of operations of these entities included in the Company’s statement of operations were not material.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015 ("2015 Form 10-K") and Current Reports on Form 8-K as filed with the Securities and Exchange Commission ("SEC").

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 impacts several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Additionally, an entity that elects early adoption must adopt all of the amendments in the same period. The Company will adopt ASU 2016-09 in the first quarter of 2017 and is currently evaluating the impact of adoption on its financial position and results from operations.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments ("ASU 2016-06"). ASU 2016-06 clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in ASU 2016-06 is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments in ASU 2016-06 are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company will adopt ASU 2016-06 in the first quarter of 2018 and is currently evaluating the impact of adoption on its financial position and results from operations.

In February 2016, the FASB issued its new leases standard, ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is aimed at the recognition of most leases on lessees’ balance sheets, but also changes aspects of lessor accounting. ASU 2016-02 is effective for public business entities for annual periods beginning after December 15, 2018 and interim periods within that year and early adoption is permitted. The Company will adopt this standard effective January 1, 2019.  This standard is expected to have a significant impact on the Company’s current accounting for its lease arrangements, particularly its current operating lease arrangements, as well as, disclosures.  The Company is currently evaluating the impact of adoption on its financial position and results from operations.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The Company was required to adopt ASU 2015-05 effective January 1, 2016. The Company adopted this pronouncement prospectively in the first quarter of 2016 and the adoption of this standard did not have a material effect on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which provides guidance on simplifying the presentation of debt issuance costs on the balance sheet. To simplify presentation of debt issuance costs, the amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs was not affected by the amendments in this update. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

June 18, 2015 EITF Meeting (SEC Update) ("ASU 2015-15"), to address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Under ASU 2015-15, entities are permitted to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of credit-arrangement. The Company adopted these pronouncements retrospectively in the first quarter of 2016. As a result of the adoption, the Company reclassified approximately $12.6 million and $13.5 million of unamortized debt issuance costs from other long-term assets to notes, mortgage notes and obligations payable, less current maturities on its condensed consolidated balance sheet at April 2, 2016 and December 31, 2015, respectively. There was no impact to the Company's statement of operations or cash flow as a result of the adoption.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The amendments of ASU No. 2015-02 were issued in an effort to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits. ASU No. 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The guidance in ASU No. 2015-02 was effective for the Company January 1, 2016. The Company adopted this pronouncement prospectively in the first quarter of 2016 and the adoption of this standard did not have a material effect on the Company's consolidated financial statements.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

(B)	Acquisitions and Dispositions

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

The Company acquired this business for an initial aggregate purchase price of approximately $51.0 million, of which approximately $50.8 million was paid in cash and an additional $0.2 million related to the amount of consideration being paid in excess of the fair value of certain services provided by the former stockholders of Anthro. Approximately $5.0 million of the purchase price was placed into escrow to cover general business representations and warranties. This amount will be paid 18 months after the closing date.  During the third quarter of 2015, the Company received approximately $0.7 million for working capital and other purchase price adjustments. As a result, the final adjusted purchase price was approximately $50.3 million. Acquisition-related costs were expensed as incurred within selling, general and administrative expense, net ("SG&A") in the Company’s consolidated statement of operations and were not material.

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

In addition to the initial purchase consideration, the Company could have been required to pay additional purchase consideration of up to $28.0 million, which was based on the amount by which future sales, as defined under the purchase agreement, exceeded $12.1 million during the period from March 29, 2015 through April 2, 2016. The fair value of the contingent consideration was determined to be approximately $3.7 million as of the acquisition date resulting in a total purchase price of approximately $15.7 million. The Company recorded its estimate of the fair value of the contingent consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration. The Company’s fair value of the contingent consideration was determined using an option pricing model. The real option approach methodology applies option pricing theory to a “real” stream, such as revenue. Utilization of this methodology allows running a high number of simulations and therefore, the Company believes that this valuation methodology was most appropriate.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

During the fourth quarter of 2015, based on consideration of Numera’s post acquisition revenues during the earn-out period, as well as forecasts for the remainder of the earn-out period which were impacted by certain short-term delays in customer purchases, the Company determined that there was a decrease in the fair value of the contingent consideration liability. At December 31, 2015, the Company determined that the fair value of the contingent consideration liability was approximately $0.2 million and recorded a benefit to SG&A of approximately $3.5 million during the fourth quarter of 2015. During the first quarter of 2016, the Company recorded a benefit to SG&A to reduce the fair value of the contingent consideration liability to zero as the earn-out period expired and achievement of the contractual obligations were not met.

Acquisition-related costs were expensed as incurred within SG&A in the Company’s consolidated statement of operations and were not material.

Due to the fact that the fees Numera receives for hardware sales and related hardware activations were not deemed separate units of accounting, these fees are deferred until such time as the hardware units are activated and then recognized ratably over the estimated period of economic benefit which has been initially determined to be three years for hardware units and two years for activations. In addition, Numera capitalizes the direct and incremental costs related to hardware and activation sales and recognizes these costs over the same period that the associated revenue is recognized. At April 2, 2016 and December 31, 2015, Numera had approximately $5.3 million and $2.8 million, respectively, of deferred revenue.

The results of Numera have been included in the Company’s consolidated financial statements since the date of acquisition within the SCS segment. Pro forma results related to the acquisition of Numera have not been presented, as the effect is not significant to the Company's consolidated operating results.

MiOS

On May 2, 2016, the Company completed the acquisition of a 25% interest in MiOS Limited (“MiOS”) for approximately $4.5 million. MiOS is a global technology company focused on developing and distributing advanced control and monitoring solutions for the home and small enterprise markets. Through a commercial agreement between the parties, MiOS will work with the Company’s Air Quality and Home Solutions ("AQH"), SCS, and audio, video and control ("AVC") segments to develop lifestyle-driven solutions for the connected-home for various customer bases, including builders, electricians and installing dealers.

Dispositions

Sale of TV One Business

In July 2015, the Company received an unsolicited inquiry regarding the purchase of its TV One businesses ("TV One") that were part of the AVC entities and the Company commenced an evaluation of the potential sale of TV One.  On July 28, 2015, the Company’s Board of Directors approved the plan to sell the stock of TV One to a consortium of TV One's management on July 31, 2015.  Under the terms of the agreement, the Company has no ongoing involvement or obligations with respect to TV One and the Company is not obligated to indemnify the purchasers in connection with this transaction.  There was no substantial cash consideration received in connection with the transaction. The Company recorded a loss on sale of assets of approximately $2.9 million in the third quarter of 2015.   The Company concluded that the sale of TV One did not meet the criteria to be reported as a discontinued operation under ASC 205-20, "Discontinued Operations", due to the fact that its disposition does not represent a strategic shift that has (or will have) a major effect on the Company's operations and financial results. TV One had net sales and operating losses of approximately $3.9 million and $0.6 million, respectively, in the first quarter of 2015.

Asset Held for Sale

During 2015, the Company committed to a plan to sell one of its RCH segment’s warehouse properties and engaged a third party broker to assist the Company in actively marketing this asset and identifying a buyer. The assets held for sale relate to separately identifiable building and land owned by a subsidiary within the RCH reporting unit. During 2015, the Company continued to evaluate the realizability of the carrying value of the assets held for sale and recorded impairment charges of approximately $0.8 million during the year ended December 31, 2015 to reduce the carrying value to the estimated fair value less costs to sell. During January 2016, the Company completed the sale of this asset resulting in a total sales price, less costs to sell, of approximately $2.3 million.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

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

First Quarter 2016 Interim Goodwill Impairment Considerations

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

Given the sensitivity analysis performed in the third quarter of 2015 described above, the Company concluded that the work performed as of September 26, 2015 was sufficient to constitute an appropriate qualitative assessment to conclude that it was not more likely than not that the fair value of the reporting units were below their carrying amounts in support of the Company’s annual goodwill impairment test, which was as of the first day of the fourth quarter or September 27, 2015.

During the fourth quarter of 2015, the Company concluded that continued negative operating result trends for certain of its reporting units, as well as the decline in the Company’s overall market capitalization, represented indicators of potential goodwill impairment. As a result, the Company completed a quantitative goodwill impairment test as of the end of its fiscal month of November. It was determined that the estimated fair values of the Company’s reporting units were greater than their carrying value. As a result, no Step 2 test for goodwill impairment was required as of November 21, 2015. At December 31, 2015, estimated fair values of the AQH, ERG and SCS reporting units were more than 50% greater than the carrying value of these reporting units, and the RCH reporting unit estimated fair value was approximately 10% greater than the carrying value.

During the first quarter of 2016,  based on consideration of a number of qualitative and other factors, including the historical excess of fair value over the carrying amount of the RCH reporting unit, the current and forecasted operating results as compared to the forecasts used in the November 21, 2015 quantitative analysis, overall industry and market trends, including trends and multiples of guideline public companies, and the increase in the Company’s overall enterprise value from December 31, 2015, the Company determined that it was not more likely than not that the fair value of any of its reporting units was below its carrying amount.  However, given the fact that the estimated fair value of its RCH reporting unit was approximately 10% greater than the carrying value of this reporting unit as of December 31, 2015, a continued negative trend of operating results or material changes to forecasted operating results of the RCH reporting unit could result in the requirement for additional interim goodwill impairment tests and the potential of a future goodwill impairment charge, which could be material.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

Goodwill Activity

The following table presents a summary of the activity in goodwill by reporting segment for the first quarter of 2016:

	December 31, 2015 (1)	Acquisitions	April 2, 2016 (1)
	(Dollar amounts in millions)
Air Quality and Home Solutions:
Gross goodwill	$156.8	$—	$156.8
Impairment losses	—	—	—
Net AQH goodwill	156.8	—	156.8
Security and Control Solutions:
Gross goodwill	85.3	—	85.3
Impairment losses	—	—	—
Net SCS goodwill	85.3	—	85.3
Ergonomic and Productivity Solutions:
Gross goodwill	157.0	—	157.0
Impairment losses	—	—	—
Net ERG goodwill	157.0	—	157.0
Residential and Commercial HVAC:
Gross goodwill	106.4	—	106.4
Impairment losses	—	—	—
Net RCH goodwill	106.4	—	106.4
Audio, Video and Control Solutions:
Gross goodwill	4.4	—	4.4
Impairment losses	(4.4)	—	(4.4)
Net AVC goodwill	—	—	—
Consolidated goodwill:
Gross goodwill	509.9	—	509.9
Impairment losses	(4.4)	—	(4.4)
Net consolidated goodwill	$505.5	$—	$505.5

(1)	The CAS reporting unit did not have goodwill for any periods presented.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

(D)	Cash Flows

The impact of changes in foreign currency exchange rates on cash was not material and has been included in "Long-term assets, liabilities and other, net" within operating activities in the accompanying unaudited condensed consolidated statement of cash flows.

Interest paid was approximately $7.0 million and $1.5 million for the first quarter of 2016 and 2015, respectively. Income tax payments, net of refunds, for the first quarter of 2016 and 2015 were approximately $4.3 million and $1.8 million, respectively.

(E)	Notes, Mortgage Notes and Obligations Payable

Senior Secured Asset-Based Revolving Credit Facility (the "ABL Facility")

As of April 2, 2016, the Company had approximately $64.0 million in outstanding borrowings and approximately $12.3 million in outstanding letters of credit under the ABL Facility. Based on the February 2016 borrowing base calculations, at April 2, 2016, the Company had excess availability of approximately $223.7 million and approximately $193.7 million of excess availability before triggering the cash deposit requirements under the ABL Facility, as in effect on such date.

As of May 6, 2016, the Company had approximately $105.0 million in outstanding borrowings and approximately $12.3 million in outstanding letters of credit under the ABL Facility. Based on the March 2016 borrowing base calculations, at May 6, 2016, the Company had excess availability of approximately $182.7 million and approximately $152.7 million of excess availability before triggering the cash deposit requirements under the ABL Facility, as in effect on such date.

On May 9, 2016, the Company entered into an amendment (the “Amendment”) to the ABL Facility. Among other changes, the Amendment (i) increases the maximum amount of the ABL Facility (which, following the Amendment, is available solely to the Company and certain of its U.S. subsidiaries) from $300.0 million to $325.0 million, with a right of the Company to increase the ABL Facility by up to an additional $125.0 million, subject to the receipt of commitments from the lenders providing such increase and the satisfaction of certain other conditions, (ii) eliminates the portion of the ABL Facility previously available to certain of the Company’s Canadian subsidiaries (subject to certain rights of the Company to re-establish such availability with certain limits) and releases all guarantees and collateral security previously provided by such Canadian subsidiaries, (iii) lowers the interest rates payable by the Company under the ABL Facility (as more fully described below), (iv) extends the maturity date of the ABL Facility from June 13, 2017 to May 9, 2021, and (v) expands certain baskets and permissions available to the Company under certain of the operational covenants with which the Company must comply and in the calculation of the borrowing base, as more fully set forth in the Amendment.

The interest rates applicable to loans under the ABL Facility as amended by the Amendment are, at the Company’s option, equal to either an adjusted LIBOR rate for a one, two, three or six month interest period (or such period of 365 days or less, if consented to by the relevant lenders) or an alternate base rate, plus an applicable margin percentage ranging from 1.25% to 1.75% for borrowings based on the adjusted LIBOR rate, and 0.25% to 0.75% for borrowings based on the alternate base rate, depending on the Company’s Average Excess Availability Percentage (as defined in the amended ABL Facility); provided that, for any fiscal quarter of the Company commencing with the fiscal quarter ending December 31, 2016, if the Company’s Consolidated Total Leverage Ratio (as defined in the amended ABL Facility) as of the end of the preceding fiscal quarter is less than 4.0 to 1.0, then the applicable margin percentage will be reduced by 0.25% (but in any event not below 1.25% for borrowings based on the adjusted LIBOR rate or 0.25% for borrowings based on the alternate base rate). The alternate base rate will be the greater of (1) the Federal Funds rate plus 0.50%, (2) 1.00% plus the LIBOR rate for a 30 day interest period as determined on such day, or (3) the prime rate. Interest is payable at the end of the selected interest period, but no less frequently than quarterly.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

Debt Covenant Compliance

The indentures and other agreements governing the Company's indebtedness and the indebtedness of its subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict, among other things, the Company's ability and the ability of its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions (all as defined in the indentures and other agreements). As of April 2, 2016, the Company had the capacity to make certain payments, including dividends, of approximately $146.1 million.

As of April 2, 2016, the Company was in compliance with all covenants under the indenture that governs the 8.5% Notes and the credit agreements that govern the ABL Facility and the Term Loan Facility. Additionally, the Company anticipates compliance with all covenants under the indenture that governs the 8.5% Notes and the credit agreements that govern the ABL Facility and the Term Loan Facility for the foreseeable future.

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

Manufacturing Rationalization and Relocation Initiatives

Prior to 2016, the Company's Board of Directors approved several initiatives relating to the transfer of product manufacturing and the consolidation of certain manufacturing facilities within the RCH and CAS segments (collectively, the "Manufacturing Rationalization & Relocation Initiatives"). Cash expenditures began in the second quarter of 2013 and were completed as of the end of 2015. In connection with the Manufacturing Rationalization & Relocation Initiatives, the Company incurred cumulative costs of approximately $18.0 million (of which approximately $16.4 million and $1.6 million were recorded in the RCH and CAS segments, respectively).

Warehousing and Distribution Consolidation

In connection with the Company's efforts to optimize supply chain performance, in 2013 the Company's Board of Directors approved entry into a five-year agreement with a third party logistics service provider to outsource certain warehousing and distribution activities in the Company's North American operating segments and facilitate the consolidation of North American warehousing distribution centers (the "Warehousing & Distribution Consolidation"). In late 2015, it was determined that the Company would assume control of certain U.S. dedicated distribution centers that had been operated by this third party logistics service provider since 2013. All activity related to the Warehousing & Distribution Consolidation was completed in 2015. Cumulative costs incurred in connection with the Warehousing & Distribution Consolidation included severance and other costs of approximately $2.7 million, of which approximately $1.7 million, $0.6 million, and $0.4 million were recorded in the SCS, ERG, and AVC segments, respectively.

Subsidiary Combinations

The Company has combined, or is in the process of combining, the operations of certain subsidiaries in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth ("Subsidiary Combinations").

The Company currently expects the estimated total costs related to one time termination benefits and other costs associated with Subsidiary Combinations to be approximately $26.5 million to $27.0 million. Total expected costs by segment are as follows:

	Low	High
	(Dollar amounts in millions)
SCS	$0.9	$0.9
RCH	1.3	1.3
AVC	24.3	24.8
	$26.5	$27.0

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

In connection with all Subsidiary Combinations, the Company has incurred cumulative costs of approximately $26.0 million, of which approximately $0.9 million, $1.3 million and $23.8 million was recorded in the SCS, RCH, and AVC segments, respectively. These costs consist of one time termination benefits of approximately $6.4 million, approximately $9.6 million in costs to reduce inventory values for certain products to their expected net realizable amount, and facility exit and other costs of approximately $10.0 million.

The following table sets forth the changes to the liability for Subsidiary Combinations during the first quarter of 2016:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2015	$1.0	$1.2	$2.2
Provision (1)	0.2	0.3	0.5
Payments	(0.7)	(0.4)	(1.1)
Balance, April 2, 2016	$0.5	$1.1	$1.6

(1)	All costs during the first quarter of 2016 were recorded in the AVC segments.

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

The following table sets forth the changes to the liability for the Best Restructuring during the first quarter of 2016:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2015	$1.3	$—	$1.3
Provision	—	—	—
Payments	(0.3)	—	(0.3)
Balance, April 2, 2016	$1.0	$—	$1.0

CAS Segment Consolidation

On May 4, 2015, the Company’s Board of Directors approved a restructuring plan designed to consolidate production activities in its North American and European operations in the CAS segment, and exit from certain product lines which were determined to have limited strategic importance or to be competitively disadvantaged. The plan anticipated that the production facilities at two North American locations would be discontinued, with the product lines from those facilities transferred to other North American locations, or discontinued. Furthermore, the CAS segment's manufacturing operations in Mexico were ceased and the operation of the manufacturing facility was transferred to the Company's RCH segment to be used in that segment's production activities. The CAS Segment Consolidation is substantially complete and costs of approximately $8.2 million have been recorded comprised principally of employee separation, facility abandonment, and inventory write-offs during the consolidation period.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

The following table sets forth the changes to the liability for the CAS Segment Consolidation during the first quarter of 2016:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2015	$0.4	$—	$0.4
Provision	(0.1)	—	(0.1)
Payments	(0.2)	—	(0.2)
Balance, April 2, 2016	$0.1	$—	$0.1

Other Restructuring Activities

As noted previously, the Company transferred the management of its UK commercial HVAC subsidiary from the CAS segment to the RCH segment. As part of this transfer, in 2015 the Company's Board of Directors approved a restructuring plan related to the UK commercial HVAC subsidiary including a reduction of headcount, the closure of one facility, and the transfer of certain operations to other facilities within the RCH segment. Costs to be incurred in connection with this plan are expected to be in the range of approximately $5.0 million to $6.0 million, comprised principally of employee separation and lease obligations. The Company has recorded cumulative severance and other costs relating to this restructuring activity of approximately $4.3 million, consisting of severance of approximately $2.2 million and other costs, including inventory write-offs, of approximately $2.1 million.

The following table sets forth the changes to the liability for other restructuring activities during the first quarter of 2016:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2015	$0.4	$1.0	$1.4
Provision	—	—	—
Payments	(0.5)	(0.1)	(0.6)
Other	0.1	(0.1)	—
Balance, April 2, 2016	$—	$0.8	$0.8

Summary of Exit and Disposal Activities

The following table outlines amounts recorded within the unaudited condensed consolidated statement of operations associated with the Company's exit and disposal activities for the first quarter of 2016 and 2015:

	For the first quarter of 2016			For the first quarter of 2015
	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation Initiatives	$—	$—	$—	$—	$0.9	$0.9
Warehousing & Distribution Consolidation	—	—	—	—	(0.3)	(0.3)
Subsidiary Combinations	0.4	0.1	0.5	0.1	—	0.1
CAS Segment Consolidation	—	(0.1)	(0.1)	—	—	—
Best Restructuring	—	—	—	—	0.2	0.2
Other restructuring activities	—	—	—	0.2	0.4	0.6
Total (1)	$0.4	$—	$0.4	$0.3	$1.2	$1.5

(1)	During the first quarter of 2016 and 2015, the Company recorded severance costs of approximately $0.1 million and $0.7 million, respectively.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

(G)	Commitments and Contingencies

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

Indemnifications

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries, including certain pension and environmental liabilities.  The Company has recorded liabilities in relation to these indemnifications in the accompanying unaudited condensed consolidated balance sheet as follows:

	April 2, 2016	December 31, 2015
	(Dollar amounts in millions)

Accrued expenses	$2.4	$2.5
Other long-term liabilities	1.0	1.1
	$3.4	$3.6

Undiscounted future payments	$3.6	$3.7

Certain of the liabilities recorded by the Company, which are reflected in the above table, relate to environmental site remediation matters. The amounts recorded represent the Company’s portion of the estimated site remediation costs.  Certain of the site remediation matters involve unrelated third parties and each party to the environmental site remediation matters is jointly and severally liable for the applicable remediation costs.  As a result, the Company could become wholly-liable for the unrelated third parties' current obligations should any of these unrelated third parties become insolvent.  The Company is not aware of any current information that indicates that the other responsible parties will not be able to fulfill their contractual obligations, and therefore, no incremental liability is deemed probable. As a result, the liabilities recorded by the Company at April 2, 2016 and December 31, 2015 reflect only the Company's contractually allocated portion of the estimated site remediation costs.

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

Changes in the Company’s combined short-term and long-term warranty liabilities during the first quarter of 2016 and 2015 are as follows:

	First Quarter of
	2016	2015
	(Dollar amounts in millions)
Balance, beginning of period	$51.0	$54.8
Warranties provided during period	5.9	6.4
Settlements made during period	(6.6)	(6.1)
Other changes in liability estimate, including expirations and acquisitions	0.2	(0.2)
Balance, end of period	$50.5	$54.9

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

The Company has undertaken several voluntary product recalls and reworks over the past several years and could do so in the future given the nature of the Company's business. The Company could be required to conduct a recall where a product contains a defect which (because of the pattern of defect, the number of defective products distributed in commerce, the severity of the risk, or otherwise) creates a substantial risk of injury to the public. Additional product recalls and reworks could result in material future costs. Many of the Company's products, especially certain models of bath fans, range hoods, and residential furnaces and air conditioners, have a large installed base, and any recalls or reworks related to such products could be particularly costly. The costs of product recalls or reworks are not generally covered by insurance. Recalls or reworks may adversely affect the Company's reputation as a manufacturer of high-quality, safe products and could have a material adverse effect on its financial condition, results of operations and cash flows.

Product Liability Contingencies

In an action initiated on May 21, 2014, Nortek Global HVAC LLC ("Nortek Global HVAC"), our wholly owned subsidiary, was named as a defendant in a putative class action lawsuit in Florida, Harris, et al. v. Nortek Global HVAC, LLC, Case No. 1:14-cv-21884-BB, filed in the United States District Court for the Southern District of Florida.  In addition, in an action initiated on October 3, 2014, Nortek, Inc., Nortek Global HVAC LLC and Nortek Global HVAC Latin America, Inc. were named as defendants in a putative class action lawsuit in Tennessee, Bauer, et al. v. Nortek Global HVAC, LLC, et al., Case No. 3:14-cv-01940, filed in the United States District Court for the Middle District of Tennessee.  These lawsuits allege that the copper evaporator and condenser coils in Nortek Global HVAC’s residential heating and cooling products are susceptible to a type of potential corrosion that can result in coil leaks and eventual failure of the units.  The Florida action sought compensatory damages associated with Nortek Global HVAC’s alleged wrongdoing, injunctive relief, and attorneys’ fees and costs.  The Tennessee action seeks damages associated with repairing, retrofitting and/or replacing the allegedly defective products, the loss of value due to the alleged defect, property damages associated with the alleged defect, injunctive relief, punitive damages, and attorneys’ fees and costs. On January 29, 2016, the Court in the Florida action entered an order denying the plaintiffs’ motion to certify a class of Florida consumers. Subsequently, the Company reached a nominal settlement with the two named plaintiffs in the Florida action, and the action was dismissed. On April 18, 2016, the Court in the Tennessee action heard arguments on Nortek's pending motions to dismiss and to strike class allegations. No ruling with respect to such motions has been issued to date.  The Company believes it has meritorious defenses against the claims in the Tennessee action.  At this time, the Company believes that the likelihood of a material loss in the Tennessee action is remote and has not recognized a loss or liability in such action; however, it is possible that events could occur that would change the likelihood of a material loss, which could ultimately have a material impact on our business.  The Company will continue to assess the likelihood of a material loss as the Tennessee action progresses.

FCPA Matters

As previously reported, as part of its routine internal audit activities, the Company discovered certain questionable hospitality, gift and payment practices, and other expenses at the Company’s subsidiary, Linear Electronics (Shenzhen) Co. Ltd. (“Linear China”), which were inconsistent with the Company’s policies and raised concerns under the U.S. Foreign Corrupt Practices Act and perhaps under other applicable anti-corruption laws.  The Company conducted an internal investigation into these practices and payments with the assistance of outside counsel.

The Company voluntarily contacted the SEC and the United States Department of Justice ("DOJ") in January 2015 to advise both agencies of this matter and since then has continued to cooperate with their respective investigations. The Company takes these matters very seriously and is committed to conducting its business in compliance with all applicable laws.

Based on information known at this time, the Company believes that the amount of the questionable expenses and payments is not material with respect to the Company’s consolidated financial condition or results of operations for the periods presented. However, at this time, the Company is unable to predict what, if any, action may be taken by the DOJ or SEC or any penalties or remedial measures these agencies may seek, but intends to continue its cooperation with both agencies. Any determination that the Company's operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, and equitable remedies, including disgorgement or injunctive relief. The Company cannot reasonably estimate the potential liability, if any, related to these matters resulting from any proceedings that may be commenced by the SEC, the DOJ or any other governmental authorities. For the first quarter of 2015, approximately $1.0 million was recorded for legal and other professional services incurred related to the internal investigation of this matter and a nominal amount was recognized in the first quarter of 2016. The Company expects to incur additional costs relating to the investigation of this matter in 2016.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

Other Commitments and Contingencies

In 2014, one of the Company’s subsidiaries within its ERG segment entered into a lease agreement for a building of approximately 84,000 square feet located in China, to be used as a warehouse facility. The Company is responsible for a significant portion of the construction costs and was deemed, for accounting purposes, to be the owner of the building during the construction period, in accordance with ASC 840, Leases, Subsection 40-15-5. Construction of the facility commenced in the fourth quarter of 2015 and the Company has recorded approximately $0.7 million and $0.2 million within buildings and improvements and a corresponding long-term liability within its condensed consolidated balance sheet at April 2, 2016 and December 31, 2015, respectively. Construction is expected to total approximately $2.0 million and be completed by the end of 2016.

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

The provision for income taxes for the first quarter of 2016 was approximately $2.6 million and the benefit from income taxes for the first quarter of 2015 was approximately $5.6 million. The effective income tax rate of approximately 50.0% for the first quarter of 2016 differs from the United States federal statutory rate of 35% principally as a result of losses in certain jurisdictions that cannot be benefited. The effective income tax rate of a benefit of approximately 28.7% for the first quarter of 2015 differs from the United States federal statutory rate of 35% principally as a result of losses in certain jurisdictions that cannot be benefited.

At April 2, 2016, the Company had approximately $5.1 million of remaining tax benefits related to the excess of tax deductible stock compensation expense over the related book expense. This amount will be recognized as a credit to additional paid in capital when the benefits are realized on a tax return.  The Company accounts for excess share-based compensation deductions on the basis that these are the last tax benefits that are utilized.

As of January 1, 2016, the Company had a liability of approximately $18.4 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  As a result of additional provisions during the first quarter of 2016, the liability for uncertain tax positions increased to approximately $18.7 million at April 2, 2016. The liability for uncertain tax positions is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet. The corresponding amount of gross uncertain tax benefits was approximately $29.2 million and $28.7 million at April 2, 2016 and December 31, 2015, respectively. The difference between the total unrecognized tax benefits and the amount of the liability for unrecognized tax benefits represents unrecognized tax benefits that have been netted against deferred tax assets in accordance with ASC 740, “Income Taxes” (“ASC 740”).

As of April 2, 2016 and December 31, 2015, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was approximately $13.2 million and $12.8 million, respectively. The difference between the total amount of uncertain tax positions and the amount that would affect the effective tax rate represents the federal tax effect of state tax items, items that offset temporary differences, and items that will result in a reduction of other tax assets.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

As of April 2, 2016, the Company had approximately $0.4 million in unrecognized benefits relating to various tax issues, for which the statute of limitations is expected to expire in 2016.

As of April 2, 2016 and December 31, 2015, the total amount of accrued interest and penalties related to uncertain tax positions was approximately $5.0 million and $4.7 million, respectively.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

(I)	Segment Information and Concentration of Risk

The Company's principal reporting segments are as follows:

•	the Air Quality and Home Solutions segment,

•	the Security and Control Solutions segment,

•	the Ergonomic and Productivity Solutions segment,

•	the Residential and Commercial HVAC segment, and

•	the Custom and Commercial Air Solutions segment.

As noted previously, in the second quarter of 2015, the Company changed the composition of its RCH and CAS segments (see Note A, “Basis of Presentation”). For a description of the activities of the Company's reporting segments, see "Segment Information and Concentration of Credit Risk", in the Company's 2015 Form 10-K.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

Segment Operating Results

Unaudited net sales and operating earnings for the Company's reporting segments and the Company's consolidated earnings (loss) before provision (benefit) for income taxes for the first quarter of 2016 and 2015 were as follows:

	First Quarter of
	2016	2015
	(Dollar amounts in millions)
Net sales:
AQH	$151.3	$138.3
SCS	110.4	96.5
ERG	82.4	70.8
RCH	147.0	133.3
CAS	96.1	101.3
AVC	26.7	32.5
Consolidated net sales	$613.9	$572.7

Operating earnings (loss):
AQH	$16.2	$13.4
SCS	8.2	4.6
ERG	14.3	8.0
RCH	1.2	(5.7)
CAS	4.9	2.9
AVC	(1.9)	(2.4)
Subtotal	42.9	20.8
Unallocated, net	(14.0)	(13.1)
Consolidated operating earnings	28.9	7.7
Net interest expense	(23.7)	(27.2)
Earnings (loss) before provision (benefit) for income taxes	$5.2	$(19.5)

Intersegment sales between the Company's reporting segments totaled approximately $5.3 million and $4.5 million for the first quarter of 2016 and 2015, respectively. Intersegment sales between reporting segments were not individually material to any reporting segment for the periods presented.

Concentrations of Risk

No single customer accounted for 10% or more of consolidated net sales for the first quarter of 2016 and 2015 or accounts receivable at April 2, 2016 and December 31, 2015.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

(J)	Equity Activity

Restricted Stock

During the first quarter of 2016, 145,175 shares of restricted stock were granted and 95,870 shares of restricted stock were forfeited. Additionally, during the first quarter of 2016, 42,942 shares of restricted stock vested, of which 11,741 shares of common stock were delivered to the Company as payment in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Stock Options

During the first quarter of 2016, 10,000 stock options were exercised for common stock, none of which were delivered to the Company as payment in lieu of cash for stock options exercised and related minimum tax withholding obligations. Additionally, during the first quarter of 2016, 331,145 stock options were granted and 7,359 stock options were forfeited.

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

The balances of each component, net of tax attributes, within accumulated other comprehensive loss for the first quarter of 2016 are as follows:

	First quarter of 2016
	Foreign Currency Translation	Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
	(Dollar amounts in millions)

Balance, beginning of period	$(19.3)	$(23.2)	$(42.5)
Other comprehensive income (loss) before reclassifications	2.2	(0.5)	1.7
Amounts reclassified from AOCI to SG&A (1)	—	0.3	0.3
Net current-period other comprehensive income (loss)	2.2	(0.2)	2.0

Balance, end of period	$(17.1)	$(23.4)	$(40.5)

(1)	For additional information, see Note L, "Pension, Profit Sharing & Other Post-Retirement Benefits".

Foreign Currency Translation

The financial statements of subsidiaries located outside of the United States are generally measured using the foreign subsidiary's local currency as the functional currency. The financial statements of the Company's international subsidiaries are translated in accordance with ASC 830, "Foreign Currency Matters" ("ASC 830"). The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at year-end. Before translation, the Company re-measures foreign currency denominated assets and liabilities, including certain inter-company accounts receivable and payable that have been determined to not be of a “long-term investment” nature, as defined by ASC 830, into the functional currency of the respective entity, resulting in unrealized gains or losses recorded in the consolidated statement of operations. Net sales, costs and expenses are translated using average exchange rates in effect during the year. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income (loss) included in stockholders’ investment. Transaction gains and losses and the remeasurement of certain intercompany receivables and payables are recorded in SG&A. The Company has provided long-term intercompany funding to certain of its foreign subsidiaries, principally for acquisitions, that are deemed to be of a long-term investment nature with the resulting translation adjustments being recorded as a component of stockholders’ investment within accumulated other comprehensive loss.  The Company recorded a translation loss of approximately $1.5 million and $4.2 million in the first quarter of 2016 and 2015, respectively, within accumulated other comprehensive loss.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

(K)	Earnings (Loss) per Share

Basic earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliations between basic and diluted earnings (loss) per share for the first quarter of 2016 and 2015 are as follows:

	First Quarter of
	2016	2015
	(Dollar amounts in millions, except per share data)

Net earnings (loss)	$2.6	$(13.9)

Weighted average common shares outstanding	15,983,817	15,909,464
Dilutive effect of common share equivalents	108,481	—
Dilutive shares outstanding	16,092,298	15,909,464

Basic earnings (loss) per share	$0.16	$(0.87)

Diluted earnings (loss) per share	$0.16	$(0.87)

The effect of certain potential common share equivalents, as outlined below, were excluded from the computation of diluted shares outstanding for the first quarter of 2016 and 2015 as their inclusion would have been anti-dilutive. Restricted stock awards which vest based upon achievement of performance targets are excluded from the diluted shares outstanding unless the performance targets had been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.

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

A summary of the weighted average anti-dilutive shares excluded from the first quarter of 2016 and 2015 is as follows:

	First Quarter of
	2016	2015
Restricted stock	189,715	345,691
Stock options	459,866	560,557
Total	649,581	906,248

(L)	Pension, Profit Sharing & Other Post-Retirement Benefits

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing, and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension, profit sharing and other post-retirement health benefit expense charged to operations aggregated approximately $3.0 million and $3.1 million for the first quarter of 2016 and 2015, respectively.

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At April 2, 2016, the Company estimated that approximately $6.0 million would be contributed to the Company's defined benefit pension plans in 2016, of which approximately $1.2 million was contributed through the first quarter of 2016.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

The Company’s net periodic benefit cost for its defined benefit plans for the first quarter of 2016 and 2015 consists of the following components:

	First Quarter of
	2016	2015
	(Dollar amounts in millions)
Service cost	$0.3	$0.2
Interest cost	1.5	1.6
Expected return on plan assets	(1.7)	(1.8)
Net amortization of actuarial loss	0.3	0.4
Net periodic benefit cost	$0.4	$0.4

There were no periodic benefit costs for the Company's post-retirement health benefit plan for the first quarter of 2016 or 2015.

(M)	Derivatives and Fair Value

The Company manufactures, markets and sells its products globally and a portion of the Company’s sales are generated outside the United States in local currencies. The Company also incurs certain manufacturing, marketing and selling costs in international markets in local currency.

Accordingly, the Company’s earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, the Company’s reporting currency. During the third quarter of 2015, the Company began to enhance its program to mitigate exposure to changes in foreign currency exchange rates by entering into foreign currency forward contracts to minimize, for a period of time, the impact on its financial results from changes in foreign exchange rates, primarily the British Pound Sterling, Canadian Dollar and the Chinese Yuan Renminbi. Additionally, the Company entered into certain foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Mexican Peso. This does not eliminate the impact of the volatility of foreign exchange rates.

Non-Designated Foreign Currency Contracts

All of the Company’s foreign currency hedge contracts to date have been non-designated contracts. The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, which are generally one month. They are not designated as cash flow or fair value hedges under ASC 815, “Derivatives and Hedging” (“ASC 815”). These forward contracts are marked-to-market with changes in fair value recorded in the condensed consolidated statement of operations. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding with a notional amount of approximately $23.9 million at April 2, 2016. During the first quarter of 2016, the Company recorded approximately $0.3 million of unrealized gains related to contracts outstanding at April 2, 2016. During the first quarter of 2016, the Company settled non-designated foreign currency hedge contracts with a notional amount totaling approximately $44.2 million resulting in a realized gain upon settlement of approximately $0.5 million. The gains related to non-designated foreign currency hedge contracts are not material, and are included as a component of SG&A within the Company’s consolidated statement of operations. The gains related to the non-designated foreign currency hedge contracts are included within operating activities in the consolidated statement of cash flows.

ASC 815 requires all derivative instruments to be recognized at their fair value as either assets or liabilities on the balance sheet. The Company has determined the fair value of its derivative instruments using the framework prescribed by ASC 820, “Fair Value Measurements” ("ASC 820"), by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account currency exchange rates, the creditworthiness of the counterparty for assets, and the Company’s creditworthiness for liabilities. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets. At April 2, 2016, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 820, as discussed further below, because these observable inputs are available for substantially the full term of its derivative instruments. Neither the total derivative assets nor the total derivative liabilities were material at April 2, 2016 and December 31, 2015.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

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

Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following at April 2, 2016 and December 31, 2015:

		Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(Dollar amounts in millions)
Assets:
Restricted Investments	April 2, 2016	$1.1	$—	$—	$1.1
Restricted Investments	December 31, 2015	1.2	—	—	1.2

Liabilities
Contingent Consideration	April 2, 2016	$—	$—	$—	$—
Contingent Consideration	December 31, 2015	—	—	0.2	0.2
Restricted Investments (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at April 2, 2016 or December 31, 2015.

Contingent Consideration (Level 3) -- Contingent consideration liabilities are measured at fair value using projected revenue, discount rates, probabilities of payment and projected payment dates. This Level 3 fair value measurement was determined using an option pricing model. The real option approach methodology applies option pricing theory to a “real” stream, such as revenue. Utilization of this methodology allows running a high number of simulations and therefore, the Company believes that this valuation methodology was most appropriate. Increases or decreases in the fair value of the Company's contingent consideration liability are principally driven by changes in the amount or probability weighting of revenue estimates. Projected revenue is based on the Company's most recent internal operational budgets. See Note B, "Acquisitions and Dispositions" for further discussion.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

Measured on a Non-Recurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, intangible assets and goodwill. There were no material impairments during the first quarter of 2016 or 2015.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the unaudited condensed consolidated balance sheets at April 2, 2016 and December 31, 2015 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value (Level 1) because of their short-term nature.

Long-Term Debt -- At April 2, 2016, the fair value of the Company's long-term indebtedness was approximately $32.2 million higher than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before approximately $3.1 million of unamortized debt premium, approximately $4.7 million of unamortized debt discount, and approximately $12.6 million of unamortized debt issuance costs. At December 31, 2015, the fair value of the Company’s long-term indebtedness was approximately $25.7 million higher than the amount on the Company's consolidated balance sheet, before approximately $3.4 million of unamortized debt premium, approximately $4.9 million of unamortized debt discount, and approximately $13.5 million of unamortized debt issuance costs.  The Company determined the fair market value of its 8.5% Notes using available market quotes (Level 1). For the Company's remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and the Term Loan Facility), the Company believes that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and the Company's estimated credit risk.

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

Consolidating balance sheets related to Nortek, the Guarantors and non-Guarantor subsidiaries as of April 2, 2016 and December 31, 2015, the related consolidating statements of operations and comprehensive income (loss) for the first quarter of 2016 and 2015, and the related cash flows for the first quarter of 2016 and 2015 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

Condensed Consolidating Balance Sheet as of April 2, 2016

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$4.3	$1.4	$22.8	$—	$28.5
Restricted cash	0.1	0.1	—	—	0.2
Accounts receivable, less allowances	—	273.3	64.1	—	337.4
Intercompany receivables	2.8	—	95.8	(98.6)	—
Inventories, net	—	313.8	93.0	(8.1)	398.7
Prepaid expenses	4.4	10.7	4.8	—	19.9
Other current assets	0.1	9.0	10.3	—	19.4
Total current assets	11.7	608.3	290.8	(106.7)	804.1

Property and Equipment, at Cost:
Total property and equipment, net	10.7	162.2	57.0	—	229.9

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,451.7	68.8	—	(1,520.5)	—
Goodwill	—	464.5	41.0	—	505.5
Intangible assets, less accumulated amortization	—	552.7	47.9	(8.6)	592.0
Deferred tax asset	39.3	—	0.7	(40.0)	—
Other assets	1.7	14.6	0.9	0.7	17.9
Total other long-term assets	1,492.7	1,100.6	90.5	(1,568.4)	1,115.4
Total Assets	$1,515.1	$1,871.1	$438.3	$(1,675.1)	$2,149.4

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Short-term bank obligations	$—	$—	$0.3	$—	$0.3
Current maturities of long-term debt	6.2	0.8	—	—	7.0
Accounts payable	1.8	132.8	130.6	—	265.2
Accrued expenses, taxes, and deferred revenue	53.5	115.5	40.4	—	209.4
Intercompany payables	—	98.6	—	(98.6)	—
Total current liabilities	61.5	347.7	171.3	(98.6)	481.9

Other Liabilities:
Deferred income taxes	—	107.2	12.6	(42.4)	77.4
Other long-term liabilities	49.6	109.5	21.6	—	180.7
Long-term intercompany payables	—	—	115.7	(115.7)	—
	49.6	216.7	149.9	(158.1)	258.1

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,385.6	3.6	1.8	—	1,391.0

Stockholders' investment (deficit)	18.4	1,303.1	115.3	(1,418.4)	18.4
Total Liabilities and Stockholders' Investment (Deficit)	$1,515.1	$1,871.1	$438.3	$(1,675.1)	$2,149.4

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

Condensed Consolidating Balance Sheet as of December 31, 2015

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$0.7	$1.1	$22.8	$—	$24.6
Restricted cash	0.1	0.2	—	—	0.3
Accounts receivable, less allowances	—	273.8	66.2	—	340.0
Intercompany receivables	4.9	—	89.8	(94.7)	—
Inventories, net	—	294.9	80.7	(7.5)	368.1
Prepaid expenses	2.7	11.2	5.4	—	19.3
Other current assets	0.1	8.7	10.3	—	19.1
Total current assets	8.5	589.9	275.2	(102.2)	771.4

Property and Equipment, at Cost:
Total property and equipment, net	17.0	157.1	54.9	—	229.0

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,409.9	82.7	—	(1,492.6)	—
Goodwill	—	464.5	41.0	—	505.5
Intangible assets, less accumulated amortization	—	568.2	49.7	(8.8)	609.1
Deferred tax asset	38.0	—	0.6	(38.6)	—
Other assets	1.7	12.3	0.8	0.6	15.4
Total other long-term assets	1,449.6	1,127.7	92.1	(1,539.4)	1,130.0
Total Assets	$1,475.1	$1,874.7	$422.2	$(1,641.6)	$2,130.4

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Short-term bank obligations	$—	$—	$0.5	$—	$0.5
Current maturities of long-term debt	6.1	0.8	—	—	6.9
Accounts payable	2.4	142.2	124.6	—	269.2
Accrued expenses, taxes, and deferred revenue	38.1	131.8	44.6	—	214.5
Intercompany payables	—	94.7	—	(94.7)	—
Total current liabilities	46.6	369.5	169.7	(94.7)	491.1

Other Liabilities:
Deferred income taxes	—	105.4	12.3	(40.8)	76.9
Other long-term liabilities	49.9	107.8	20.8	—	178.5
Long-term intercompany payables	—	—	110.0	(110.0)	—
	49.9	213.2	143.1	(150.8)	255.4

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,366.3	3.5	1.8	—	1,371.6

Stockholders' investment (deficit)	12.3	1,288.5	107.6	(1,396.1)	12.3
Total Liabilities and Stockholders' Investment (Deficit)	$1,475.1	$1,874.7	$422.2	$(1,641.6)	$2,130.4

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the first quarter ended April 2, 2016

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$526.3	$195.1	$(107.5)	$613.9

Cost and Expenses:
Cost of revenues	—	371.1	162.2	(106.9)	426.4
Selling, general and administrative expense, net	13.8	106.5	21.2	—	141.5
Amortization of intangible assets	—	15.5	1.8	(0.2)	17.1
	13.8	493.1	185.2	(107.1)	585.0
Operating (loss) earnings	(13.8)	33.2	9.9	(0.4)	28.9
Net interest expense	(23.1)	(0.6)	—	—	(23.7)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(36.9)	32.6	9.9	(0.4)	5.2
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	42.1	(13.3)	(0.2)	(28.6)	—
Earnings (loss) before provision (benefit) for income taxes	5.2	19.3	9.7	(29.0)	5.2
Provision (benefit) for income taxes	2.6	7.1	3.9	(11.0)	2.6
Net earnings (loss)	$2.6	$12.2	$5.8	$(18.0)	$2.6
Other comprehensive income (loss), net of tax:
Currency translation adjustment	2.2	—	1.8	(1.8)	2.2
Total pension liability adjustments, net of tax	(0.2)	—	0.1	(0.1)	(0.2)
Other comprehensive income (loss)	2.0	—	1.9	(1.9)	2.0

Comprehensive income (loss)	$4.6	$12.2	$7.7	$(19.9)	$4.6

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the first quarter ended March 28, 2015

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$482.8	$187.7	$(97.8)	$572.7

Cost and Expenses:
Cost of revenues	—	348.1	156.3	(98.5)	405.9
Selling, general and administrative expense, net	12.8	106.6	23.9	—	143.3
Amortization of intangible assets	—	14.7	1.3	(0.2)	15.8
	12.8	469.4	181.5	(98.7)	565.0
Operating (loss) earnings	(12.8)	13.4	6.2	0.9	7.7
Net interest expense	(26.3)	(0.9)	—	—	(27.2)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(39.1)	12.5	6.2	0.9	(19.5)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	19.6	(11.9)	(0.2)	(7.5)	—
(Loss) earnings before (benefit) provision for income taxes	(19.5)	0.6	6.0	(6.6)	(19.5)
(Benefit) provision for income taxes	(5.6)	1.4	2.6	(4.0)	(5.6)
Net (loss) earnings	$(13.9)	$(0.8)	$3.4	$(2.6)	$(13.9)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(6.1)	—	(5.2)	5.2	(6.1)
Other comprehensive (loss) income	(6.1)	—	(5.2)	5.2	(6.1)

Comprehensive (loss) income	$(20.0)	$(0.8)	$(1.8)	$2.6	$(20.0)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

Condensed Consolidating Cash Flow Statement
For the first quarter ended April 2, 2016

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(35.1)	$26.7	$(0.1)	$(8.5)
Cash Flows from investing activities:
Capital expenditures	(0.2)	(5.8)	(1.9)	(7.9)
Proceeds from the sale of property and equipment	—	2.3	0.1	2.4
Other, net	—	0.2	—	0.2
Net cash used in investing activities	(0.2)	(3.3)	(1.8)	(5.3)

Cash Flows from financing activities:
Proceeds from ABL and other borrowings	118.0	—	0.6	118.6
Payment of ABL and other borrowings	(99.5)	(0.2)	(0.8)	(100.5)
Net use from equity transactions	(0.4)	—	—	(0.4)
Long-term intercompany advances and loans	20.8	(22.9)	2.1	—
Net cash provided by (used in) financing activities	38.9	(23.1)	1.9	17.7
Net change in unrestricted cash and cash equivalents	3.6	0.3	—	3.9
Unrestricted cash and cash equivalents at the beginning of the period	0.7	1.1	22.8	24.6
Unrestricted cash and cash equivalents at the end of the period	$4.3	$1.4	$22.8	$28.5

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 2, 2016 AND MARCH 28, 2015

Condensed Consolidating Cash Flow Statement
For the first quarter ended March 28, 2015

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(20.7)	$(39.5)	$4.9	$(55.3)
Cash Flows from investing activities:
Capital expenditures	(0.6)	(7.9)	(1.6)	(10.1)
Net cash paid for businesses acquired	—	(51.8)	—	(51.8)
Intercompany contributions	(0.8)	—	0.8	—
Proceeds from the sale of property and equipment	—	0.1	—	0.1
Other, net	—	(0.1)	0.3	0.2
Net cash used in investing activities	(1.4)	(59.7)	(0.5)	(61.6)

Cash Flows from financing activities:
Proceeds from ABL and other borrowings	155.0	—	0.6	155.6
Payment of ABL and other borrowings	(50.1)	(0.8)	(0.7)	(51.6)
Net use from equity transactions	(1.8)	—	—	(1.8)
Long-term intercompany advances and loans	(95.9)	95.9	—	—
Net cash provided by (used in) financing activities	7.2	95.1	(0.1)	102.2
Net change in unrestricted cash and cash equivalents	(14.9)	(4.1)	4.3	(14.7)
Unrestricted cash and cash equivalents at the beginning of the period	17.5	5.1	35.8	58.4
Unrestricted cash and cash equivalents at the end of the period	$2.6	$1.0	$40.1	$43.7

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2016
AND THE FIRST QUARTER ENDED MARCH 28, 2015

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” about Nortek, Inc. ("Nortek") and its subsidiaries (the "Company"). When used in this discussion and throughout this document, words such as “intend,” “plan,” “estimate,” “believe,” “will,” “could,” “may,” “seek,” “anticipate,” and “expect” or other similar expressions are intended to identify forward-looking statements, which are provided "safe harbor" protection under the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties, over which we have no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include: global economic conditions; the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets; the availability and cost of certain raw materials and purchased components (including, among others, steel, copper, aluminum, electronics, motors, plastics, compressors, various chemicals and paints, and packaging); compliance with conflict minerals regulations; weather fluctuations; acquisition and integration risks; potential restructurings and business shutdowns; competition; foreign economic and political conditions; increased costs associated with regulatory compliance, including environmental, health and safety laws and the U.S. Foreign Corrupt Practices Act; foreign currency fluctuations; international business practices; maintaining good relationships with customers and suppliers; labor disruptions; product innovations and improvements; product and warranty liability claims; product recalls or reworks; employment levels; intellectual property rights; security breaches; maintaining pension plans; changes in tax law; and our ability to service our indebtedness. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise (except as required by applicable securities laws). All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The following discussion should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2015 ("2015 Form 10-K"), including without limitation statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the risk factors described in the 2015 Form 10-K, and any further disclosures we make on related subjects in our 8-K or other reports filed with the Securities and Exchange Commission (the “SEC”).

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2016
AND THE FIRST QUARTER ENDED MARCH 28, 2015

Acquisitions

We have made the following acquisitions since January 1, 2015:

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

Additionally, on May 2, 2016, we completed the acquisition of a 25% interest in MiOS Limited (“MiOS”) for approximately $4.5 million. MiOS is a global technology company focused on developing and distributing advanced control and monitoring solutions for the home and small enterprise markets. Through a commercial agreement between the parties, MiOS will work with our AQH, SCS and AVC segments to develop lifestyle-driven solutions for the connected-home for various customer bases, including builders, electricians and installing dealers.

See Note B, “Acquisitions and Dispositions”, to the unaudited condensed consolidated financial statements included elsewhere in this report for a detailed description of these acquisitions.

Basis of Presentation

We operate on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, our first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended April 2, 2016 ("first quarter of 2016") and March 28, 2015 ("first quarter of 2015") included 93 days and 87 days, respectively.

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

We report our financial results in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). However, we believe that certain non-GAAP performance measures used in managing the business may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods. Non-GAAP performance measures should be viewed in addition to, and not as an alternative for, our reported results. We provide net sales excluding the impact of foreign currency as a supplement to net sales as determined by U.S. GAAP in order to provide readers with a clearer basis to assess our results over time. This measure is considered a non-GAAP financial measure and is calculated by translating the current period net sales in functional currency to U.S. dollars using the prior year's exchange rate.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2016
AND THE FIRST QUARTER ENDED MARCH 28, 2015

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

Changes in key industry activity affecting our businesses in North America for the first quarter of 2016, the fourth quarter of 2015 and the full year of 2015 as compared to the prior comparable periods were as follows:

		% Increase (Decrease)
	Source of Data	1st Quarter 2016	4th Quarter 2015	Full Year 2015
Private residential construction spending	1	8%	12%	13%
Total U.S. housing starts	1	15%	7%	11%
Total Canadian housing starts	2	n/a	5%	3%
New home sales	1	2%	8%	14%
Existing home sales	3	6%	2%	7%
Residential improvement spending	1	(7)%	12%	10%
Central air conditioning and heat pump shipments	4	(3)%	(11)%	(1)%
Gas furnace shipments	4	3%	(4)%	3%
Private non-residential construction spending	1	12%	12%	12%
Manufactured housing shipments *	5	22%	14%	10%
Residential fixed investment spending	6	11%	9%	9%

Source of data, based upon most recently available data:

(1)	U.S. Census Bureau

(2)	Canada Mortgage and Housing Corporation

(3)	National Association of Realtors

(4)	Air Conditioning, Heating and Refrigeration Institute

(5)	Institute for Building Technology and Safety

(6)	U.S. Bureau of Economic Analysis

(*)	Information provided is through February, 2016

(n/a)	Information not available

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2016
AND THE FIRST QUARTER ENDED MARCH 28, 2015

Outlook

For the remainder of 2016, our expectation is that market demand for residential building products will be higher than the levels experienced in 2015. We also anticipate that residential and non-residential construction activity in the United States will continue to improve with increased activity in 2016 as compared to 2015.

Excluding the potential continued negative impact from unfavorable changes in foreign currency exchange rates, we expect to deliver overall net sales growth in 2016 despite planned lower sales resulting from certain restructuring actions initiated in 2015. We expect the overall increase in sales volume and the benefits from restructuring actions to contribute growth in operating earnings in 2016. We anticipate that a portion of this growth will be offset by normal increases in operating expenses as well as investments in the areas of product development and marketing.

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

Results of Operations

Net Sales

Net sales were approximately $613.9 million and $572.7 million for the first quarter of 2016 and 2015, respectively. As discussed further below in our "Segment Discussion", the increase in net sales for the first quarter of 2016 as compared to the first quarter of 2015 is primarily the result of increased sales in all of our segments, with the exception of the CAS and AVC segments. The quarter to quarter comparison of net sales was impacted by five additional shipping days in the first quarter of 2016 as compared to the first quarter of 2015, as well as by lower sales resulting from several restructuring and product discontinuation initiatives implemented in 2015.

Cost of Revenues

Cost of revenues were approximately $426.4 million and $405.9 million for the first quarter of 2016 and 2015, respectively. As a percentage of net sales, cost of revenues was approximately 69.5% and 70.9% for the first quarter of 2016 and 2015, respectively. Exit and transformation costs recorded to cost of revenues during the first quarter of 2015 was approximately $2.8 million. There were no comparable costs recorded to cost of revenues for the first quarter of 2016.

Cost of revenues as a percentage of net sales decreased in the first quarter of 2016 as compared to the first quarter of 2015 primarily due to changes in the relative mix of products sold, a decrease in certain commodity prices, favorable overhead absorption, as well as a decrease in exit and transformation costs.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2016
AND THE FIRST QUARTER ENDED MARCH 28, 2015

Selling, General and Administrative Expense, net

Selling, general and administrative expense, net was approximately $141.5 million and $143.3 million for the first quarter of 2016 and 2015, respectively. As a percentage of net sales, selling, general and administrative expense, net was approximately 23.0% and 25.0% for the first quarter of 2016 and 2015, respectively. Exit and transformation costs recorded to selling, general and administrative expense, net during the first quarter of 2016 and 2015 were approximately $0.4 million and $3.8 million, respectively.

Selling, general and administrative expense, net as a percentage of net sales decreased in the first quarter of 2016 as compared to the first quarter of 2015 primarily as a result of inefficiencies in warehousing costs experienced in the first quarter of 2015, decreased exit and transformation costs, lower legal and other professional fees, headcount reductions, and an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses. The decrease in selling, general and administrative expense, net as a percentage of net sales was partially offset by an increase in product development costs and an increase in net foreign exchange losses related to transactions.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $17.1 million and $15.8 million for the first quarter of 2016 and 2015, respectively.

The change in amortization of intangible assets in the first quarter of 2016 as compared to the first quarter of 2015 is primarily the result of changes in estimated useful lives of certain assets during the second half of 2015 relating to certain reporting units, as well as the additional amortization from intangible assets acquired in connection with acquisitions completed in 2015.

Net Interest Expense

Net interest expense was approximately $23.7 million and $27.2 million for the first quarter of 2016 and 2015, respectively. Changes in net interest expense are primarily the result of changes in the average principal balances and weighted average interest rates of our outstanding debt, resulting largely from the refinancing of our 10% Senior Notes due 2018 in the second quarter of 2015.

Provision (Benefit) for Income Taxes

The provision for income taxes was approximately $2.6 million for the first quarter of 2016 as compared to a benefit from income taxes of approximately $5.6 million for the first quarter of 2015. The effective income tax rate of approximately 50.0% for the first quarter of 2016 differs from the United States federal statutory rate of 35% principally as a result of losses in certain jurisdictions that cannot be benefited. The effective income tax rate of a benefit of approximately 28.7% for the first quarter of 2015 differs from the United States federal statutory rate of 35% principally as a result of losses in certain jurisdictions that cannot be benefited.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2016
AND THE FIRST QUARTER ENDED MARCH 28, 2015

Segment Discussion

Net sales and operating earnings (loss) by segment for the first quarter of 2016 and 2015 were as follows:

	Net Sales				Operating Earnings (Loss)
	First Quarter of		Change		First Quarter of		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollar amounts in millions)
AQH	$151.3	$138.3	$13.0	9.4%	$16.2	$13.4	$2.8	20.9%
SCS	110.4	96.5	13.9	14.4	8.2	4.6	3.6	78.3
ERG	82.4	70.8	11.6	16.4	14.3	8.0	6.3	78.8
RCH	147.0	133.3	13.7	10.3	1.2	(5.7)	6.9	*
CAS	96.1	101.3	(5.2)	(5.1)	4.9	2.9	2.0	69.0
AVC	26.7	32.5	(5.8)	(17.8)	(1.9)	(2.4)	0.5	20.8
	$613.9	$572.7	$41.2	7.2%	42.9	20.8	22.1	*
Unallocated					(14.0)	(13.1)	(0.9)	(6.9)
					$28.9	$7.7	$21.2	* %

*	not meaningful or not applicable

First quarter ended April 2, 2016 as compared to the first quarter ended March 28, 2015

AQH Segment

Net sales in the AQH segment increased approximately $13.0 million, or 9.4%, in the first quarter of 2016 as compared to the first quarter of 2015. For the first quarter of 2016, changes in foreign currency exchange rates had a negative impact of approximately $3.0 million on net sales in Canada, Europe, and other regions. Excluding the effect of changes in foreign currency exchange rates, net sales in the AQH segment for the first quarter of 2016 increased approximately $16.0 million as compared to the first quarter of 2015. Sales increased in North America for the first quarter of 2016 primarily due to higher wholesale and appliance sales in the United States, and to a lesser extent higher retail sales. Sales increased in other regions mainly driven by higher sales in China.

Operating earnings increased approximately $2.8 million, or 20.9%, in the first quarter of 2016 as compared to the first quarter of 2015. This increase is primarily as a result of higher net sales without a proportionate increase in expenses due to the fixed nature of certain expenses and favorable prices related to the purchase of steel and other commodities. The increase in operating earnings was partially offset by increases in product development and product liability costs, as well as selling and marketing expenses.

SCS Segment

Net sales in the SCS segment increased approximately $13.9 million, or 14.4%, in the first quarter of 2016 as compared to the same period of 2015. The increase in net sales was driven by increased shipments of security and home automation products to both OEM customers and dealers during the first quarter of 2016, increased sales of access control equipment and systems to dealers, and approximately $1.4 million in revenues associated with growth in mobile PERS products as a result of the acquisition of Numera in 2015. The increase in net sales was partially offset by a decline in sales due to acquisition and consolidation by one large OEM customer of another, resulting in the use of a single security platform.

Operating earnings increased approximately $3.6 million, or 78.3%, in the first quarter of 2016 as compared to the same period of 2015. Increased sales volume, changes in product mix, decreased VAT taxes, decreased legal and other professional fees of approximately $1.2 million related primarily to the U.S. Foreign Corrupt Practices Act investigation discussed in Note G, "Commitments and Contingencies", to the condensed consolidated financial statements included elsewhere herein, as well as higher net sales without a proportionate increase in expenses due to the fixed nature of certain expenses contributed to the increase in operating earnings in this segment. Partially offsetting this increase was the acquisition of Numera, which contributed an operating loss of approximately $1.3 million (including approximately $0.5 million of amortization expense) to the first quarter of 2016.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2016
AND THE FIRST QUARTER ENDED MARCH 28, 2015

ERG Segment

Net sales in the ERG segment increased approximately $11.6 million, or 16.4%, in the first quarter of 2016 as compared to the same period of 2015. The change in net sales for the first quarter of 2016 as compared to the first quarter of 2015 was primarily attributable to the net effect of an increase in Ergotron branded sales, partially offset by a decline in original design manufacturer sales. The increase in net sales for Ergotron branded products was primarily driven by volume increases in ergonomic sit-stand products and medical carts mainly for the office and healthcare markets. The incremental impact of the acquisition of Anthro contributed approximately $2.0 million to net sales for the first quarter of 2016 as compared to the same period of 2015.

Operating earnings increased approximately $6.3 million, or 78.8%, in the first quarter of 2016 as compared to the same period of 2015. The increase in operating earnings is primarily the result of increased volume and the relative mix of products sold within the segment. The acquisition of Anthro did not have a significant incremental contribution to operating earnings in the first quarter of 2016.

RCH Segment

Net sales increased approximately $13.7 million, or 10.3%, in the first quarter of 2016 as compared to the first quarter of 2015, and were negatively impacted by changes in foreign exchange rates of approximately $1.3 million during the first quarter of 2016. The increase in net sales is due to higher residential sales as a result of a new customer added during the fourth quarter of 2015, as well as higher sales to other customers including the impact of a decrease in volume during the first quarter of 2015 due to a shift in demand resulting from customer requests during the fourth quarter of 2014. This increase in net sales was partially offset by the impact of certain products that were discontinued in 2015 in the RCH segment's European operations and a decrease in commercial sales due to a mild winter, resulting in lower sales of heating equipment.

Operating earnings increased approximately $6.9 million in the first quarter of 2016 as compared to the first quarter of 2015. The increase in operating earnings reflects a decrease in restructuring and transformation costs of approximately $5.1 million. The remaining increase is primarily the result of an increase in sales volume, changes in product and customer mix, as well inefficiencies in warehousing costs experienced in the first quarter of 2015.

CAS Segment

Net sales declined approximately $5.2 million, or 5.1%, in the first quarter of 2016 as compared to the first quarter of 2015, and were negatively impacted by changes in foreign exchange rates of approximately $0.5 million. This decline in net sales is primarily the result of the planned discontinuation of certain products, which contributed approximately $4.4 million to the decrease in net sales, as well as continued lower sales to a major customer totaling approximately $3.8 million. We have offset some of this decline with increased sales to other customers in the CAS segment, primarily in the commercial office and healthcare end markets. Backlog for CAS products expected to be filled within the next twelve months was approximately $193.1 million, $194.5 million, and $259.3 million at April 2, 2016, December 31, 2015, and March 28, 2015, respectively. Backlog related to our major customer noted above was approximately $1.1 million, $0.9 million, and $12.0 million at April 2, 2016, December 31, 2015, and March 28, 2015, respectively.

Operating earnings in the CAS segment increased approximately $2.0 million, or 69.0%, in the first quarter of 2016 as compared to the first quarter of 2015. The increase in operating earnings is primarily the result of changes in volume and mix and lower operating costs due to the 2015 restructuring activities within the segment. This increase was partially offset by increased legal and product development costs.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2016
AND THE FIRST QUARTER ENDED MARCH 28, 2015

AVC Segments

Net sales in the AVC segments decreased approximately $5.8 million, or 17.8%, in the first quarter of 2016 as compared to the first quarter of 2015. The decrease in net sales was primarily driven by the disposition in the third quarter of 2015 of our TV One subsidiaries which contributed approximately $3.9 million to net sales in the first quarter of 2015, as well as product discontinuations.

Operating losses decreased approximately $0.5 million, or 20.8%, in the first quarter of 2016 as compared to the first quarter of 2015. This decrease is primarily the result of a decrease in operational costs and headcount associated with the restructuring and merger of Gefen into Core Brands, as well as the sale of TV One in the third quarter of 2015, which contributed an operating loss of approximately $0.6 million in the first quarter of 2015.

Unallocated

Unallocated operating loss was approximately $14.0 million and $13.1 million for the first quarter of 2016 and 2015, respectively. The increase in operating loss was the result of increased salaries and other compensation related costs due, in part, to headcount increases, partially offset by decreased legal and professional fees.

Other Financial Information

The following table provides additional financial information pertaining to our operating segments and is presented to provide a more complete discussion of our segment financial performance. Other financial information consists of depreciation and amortization expense, share-based compensation expense, restructuring and transformation charges, and certain other charges. Other financial information by segment for the first quarter of 2016 and 2015 was as follows:

	For the first quarter of 2016
	AQH	SCS	ERG	RCH	CAS	AVC	Unallocated	Total
	(Dollar amounts in millions)

Depreciation and amortization	$6.5	$4.8	$4.9	$8.2	3.0	$0.6	$0.6	$28.6
Share-based compensation expense	0.2	0.2	0.1	0.2	0.1	—	1.5	2.3
Restructuring and transformation charges	—	—	—	—	(0.1)	0.5	—	0.4
Other	—	(0.2)	—	—	0.1	—	0.1	—

	For the first quarter of 2015
	AQH	SCS	ERG	RCH	CAS	AVC	Unallocated	Total
	(Dollar amounts in millions)

Depreciation and amortization	$6.1	$4.0	$5.8	$7.8	3.4	$1.0	$0.6	$28.7
Share-based compensation expense	0.2	0.1	0.1	0.1	0.1	—	1.3	1.9
Restructuring and transformation charges	0.2	(0.1)	0.4	5.1	0.8	0.1	—	6.5
Other	—	1.0	—	—	(0.2)	—	0.4	1.2

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2016
AND THE FIRST QUARTER ENDED MARCH 28, 2015

Foreign Net Sales and Operating Earnings

Net sales and operating earnings derived from international markets are subject to economic, political, and currency risks, among others. Foreign net sales and operating earnings from foreign operations are attributed based on the location of our subsidiary responsible for the sale.

Foreign net sales by region and segment for the first quarter of 2016 and 2015 were as follows:

	First Quarter of
	2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales

Canada:
AQH	$23.8	3.9%	$23.2	4.1%
SCS	—	—	0.5	0.1
CAS	32.3	5.3	26.6	4.6
	56.1	9.1	50.3	8.8

Europe:
AQH	9.0	1.5	8.9	1.6
ERG	10.0	1.6	10.1	1.8
RCH	19.2	3.1	25.1	4.4
AVC	—	—	2.2	0.4
	38.2	6.2	46.3	8.1

Other Regions:
AQH	1.8	0.3	0.9	0.2
RCH	2.0	0.3	2.9	0.5
	3.8	0.6	3.8	0.7

Total foreign net sales	$98.1	16.0%	$100.4	17.5%

Operating earnings of foreign operations, consisting primarily of the results of operations of our Canadian, European, and Asian subsidiaries, were approximately 21.5% and 27.7% of consolidated operating earnings (before allocations of corporate overhead costs) for the first quarter of 2016 and 2015, respectively.

Our foreign net sales and results from operations are impacted by fluctuations in the respective local currency rates to the U.S. dollar and as a result, the amounts disclosed above include the impact of translation adjustments.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2016
AND THE FIRST QUARTER ENDED MARCH 28, 2015

Liquidity and Capital Resources

Our primary liquidity needs are to fund general business requirements, including working capital requirements, capital expenditures, interest payments, and debt repayments. Our principal sources of liquidity are cash flows from operations, existing unrestricted cash and cash equivalents, and the use of borrowings under our senior secured asset-based revolving credit facility ("ABL Facility"). The indentures related to our 8.5% Senior Notes due 2021 (the "8.5% Notes"), the credit agreements governing our ABL Facility and our senior secured term loan facility due 2020 (the "Term Loan Facility"), and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions. See Note E, "Notes, Mortgage Notes and Obligations Payable" to the condensed consolidated financial statements included elsewhere in this report and “- Debt Covenant Compliance” below.

There can be no assurance that we will generate sufficient cash flow from the operations of our subsidiaries, or that future financings will be available on acceptable terms or in amounts sufficient to enable us to service or refinance our indebtedness, or to make necessary capital expenditures.

ABL Facility Amendment

On May 9, 2016, we entered into an amendment (the “Amendment”) to the ABL Facility. Among other changes, the Amendment (i) increases the maximum amount of the ABL Facility (which, following the Amendment, is available solely to us and certain of our U.S. subsidiaries) from $300.0 million to $325.0 million, with a right of the Company to increase the ABL Facility by up to an additional $125.0 million, subject to the receipt of commitments from the lenders providing such increase and the satisfaction of certain other conditions, (ii) eliminates the portion of the ABL Facility previously available to certain of our Canadian subsidiaries (subject to certain rights to re-establish such availability with certain limits) and releases all guarantees and collateral security previously provided by such Canadian subsidiaries, (iii) lowers the interest rates payable under the ABL Facility (as more fully described below), (iv) extends the maturity date of the ABL Facility from June 13, 2017 to May 9, 2021, and (v) expands certain baskets and permissions available to us under certain operational covenants with which we must comply and in the calculation of the borrowing base, as more fully set forth in the Amendment.

The interest rates applicable to loans under the ABL Facility as amended by the Amendment are, at our option, equal to either an adjusted LIBOR rate for a one, two, three or six month interest period (or such period of 365 days or less, if consented to by the relevant lenders) or an alternate base rate, plus an applicable margin percentage ranging from 1.25% to 1.75% for borrowings based on the adjusted LIBOR rate, and 0.25% to 0.75% for borrowings based on the alternate base rate, depending on our Average Excess Availability Percentage (as defined in the amended ABL Facility); provided that, for any fiscal quarter of ours commencing with the fiscal quarter ending December 31, 2016, if our Consolidated Total Leverage Ratio (as defined in the amended ABL Facility) as of the end of the preceding fiscal quarter is less than 4.0 to 1.0, then the applicable margin percentage will be reduced by 0.25% (but in any event not below 1.25% for borrowings based on the adjusted LIBOR rate or 0.25% for borrowings based on the alternate base rate). The alternate base rate will be the greater of (1) the Federal Funds rate plus 0.50%, (2) 1.00% plus the LIBOR rate for a 30 day interest period as determined on such day, or (3) the prime rate. Interest is payable at the end of the selected interest period, but no less frequently than quarterly.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2016
AND THE FIRST QUARTER ENDED MARCH 28, 2015

Cash Flows and Working Capital

Our cash flows from operating, investing, and financing activities for the first quarter of 2016 and 2015, as reflected in the consolidated statements of cash flows included elsewhere herein, are summarized in the table below:

	First Quarter of
	2016	2015	Change
	(Dollar amounts in millions)

Net cash used in operating activities	$(8.5)	$(55.3)	$46.8
Net cash used in investing activities	(5.3)	(61.6)	56.3
Net cash provided by financing activities	17.7	102.2	(84.5)
Net change in unrestricted cash and cash equivalents	$3.9	$(14.7)	$18.6

Our working capital and current ratio increased from approximately $280.3 million and 1.6:1, respectively, at December 31, 2015 to approximately $322.2 million and 1.7:1, respectively, at April 2, 2016. The changes in working capital and current ratio are primarily the result of the net effect of the changes described below.

Net Cash Provided by Operating Activities

Net cash used in operating activities primarily consists of net earnings (loss) adjusted for certain non-cash items and the effect of changes in working capital and other activities.

The decrease in net cash used in operating activities for the first quarter of 2016 was the result of a decrease in cash used for working capital needs of approximately $12.8 million, an increase in net earnings (after the exclusion of non-cash items) of approximately $28.6 million and a reduction in the effect of changes in other long-term assets, liabilities and other, net of approximately $5.4 million.

Net cash used in operating activities for the first quarter of 2016 was approximately $8.5 million and consisted of approximately $43.2 million of cash used in working capital and other activities, partially offset by non-cash items of approximately $32.1 million and net earnings of approximately $2.6 million. The non-cash items primarily consisted of depreciation and amortization expense, share-based compensation expense, deferred taxes and non-cash interest expense. Cash used in working capital and other activities consisted primarily of an increase of approximately $29.1 million in inventory due to increased purchasing in anticipation of higher sales due, in part, to seasonality, a decrease in accounts payable due to timing of payments of approximately $6.5 million, a decrease of approximately $6.3 million in accrued expenses, taxes, and deferred revenue, and an increase of approximately $3.6 million in prepaid and other current assets. These amounts were offset by cash provided by working capital and other activities consisting primarily of a decrease in accounts receivable of approximately $4.6 million due to lower sales in the first quarter of 2016 as compared to the fourth quarter of 2015.

Net cash used in operating activities for the first quarter of 2015 was approximately $55.3 million and consisted of a net loss of approximately $13.9 million and approximately $61.4 million of cash used in working capital and other activities, partially offset by non-cash items of approximately $20.0 million. The non-cash items primarily consisted of depreciation and amortization expense, share-based compensation expense, deferred taxes and non-cash interest expense. Cash used in working capital and other activities consisted of an increase in accounts receivable of approximately $25.3 million driven primarily by increased sales in the first quarter of 2015 as compared to the fourth quarter of 2014 within the SCS segment, an increase in inventory of approximately $40.2 million principally driven by an increase in the SCS segment due to increased purchasing in anticipation of higher sales due to seasonality, increased inventory in the CAS segment, partially related to sales delays experienced during the first quarter of 2015, as well as an increase in the RCH segment due to inventory buildup associated with regulatory changes and seasonality, a decrease in accounts payable of approximately $6.7 million due to the timing of payments, and a decrease in other long-term assets of approximately $7.7 million. These amounts were offset by cash provided by working capital and other activities consisting of an increase in accrued expenses, taxes, and deferred revenue of approximately $19.7 million primarily as a result of an increase

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2016
AND THE FIRST QUARTER ENDED MARCH 28, 2015

in accrued interest related to the timing of interest payments, partially offset by decreases in various compensation and severance related accruals due to the timing of payments.

Net Cash Used in Investing Activities

Net cash used in investing activities principally relates to capital expenditures and net cash paid for business combinations and other asset acquisitions.

The decrease in net cash used in investing activities was primarily the net result of a decrease in cash paid for acquisitions, dispositions, and other assets of approximately $51.8 million. Capital expenditures were approximately $7.9 million and $10.1 million for the first quarter of 2016 and 2015, respectively.  Capital expenditures are expected to be between approximately $50 million and $60 million in 2016.

Net cash used in investing activities was approximately $5.3 million for the first quarter of 2016, and primarily related to capital expenditures of approximately $7.9 million, partially offset by proceeds from the sale of property and equipment of approximately $2.4 million.

Net cash used in investing activities was approximately $61.6 million for the first quarter of 2015 and primarily consisted of payments, net of cash acquired, of approximately $51.8 million primarily for the acquisition of Anthro and capital expenditures of approximately $10.1 million.

Net Cash Provided by Financing Activities

Cash provided by financing activities is principally comprised of our proceeds from debt borrowings offset by debt payments.

The decrease in net cash provided by financing activities was primarily the result of higher debt repayments of approximately $48.9 million and lower borrowings of approximately $37.0 million.

Net cash provided by financing activities was approximately $17.7 million and $102.2 million for the first quarter of 2016 and 2015, respectively. For the first quarter of 2016, net cash provided by financing activities primarily consisted of proceeds from debt borrowings of approximately $118.6 million, partially offset by debt repayments of approximately $100.5 million. For the first quarter of 2015, net cash provided by financing activities primarily consisted of proceeds from debt borrowings of approximately $155.6 million, partially offset by debt repayments of approximately $51.6 million.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2016
AND THE FIRST QUARTER ENDED MARCH 28, 2015

Outstanding Indebtedness

We had consolidated debt at April 2, 2016 of approximately $1,398.3 million consisting of the following:

(Amounts in millions)
8.5% Notes, net of premiums and unamortized debt issuance costs	$732.2
Term Loan Facility, net of discount and unamortized debt issuance costs	596.4
ABL Facility, net of unamortized debt issuance costs	63.1
Long-term notes, mortgage notes and other indebtedness	6.3
Short-term bank obligations	0.3
$1,398.3

During the first quarter of 2016, we had a net increase in our debt of approximately $19.3 million. This increase is primarily the result of a net increase in ABL borrowings of approximately $20.0 million, partially offset by net payments relating to subsidiary debt of approximately $1.6 million.

Contractual Obligations

As discussed above, in the second quarter of 2016, we amended our ABL Facility, including to extend the maturity thereof to May 2021. The summary of our estimated future cash obligations for notes, mortgage notes and obligations payable and interest payments presented below has been updated from the amounts presented in our 2015 Form 10-K to reflect the following:

•	Amounts have been adjusted to reflect the estimated remaining amounts due under our ABL Facility as a result of additional net borrowings and interest payments made during the first quarter of 2016.

•	The 2016 amounts have been adjusted to reflect debt and interest payments made during the first quarter of 2016 related to our other debt obligations.

•	Debt and interest payments have been adjusted to reflect the extension of the maturity of the ABL Facility to May 2021.

	Payments Due by Period
	Remainder of 2016	2017 & 2018	2019 & 2020	2021 & Thereafter	Total
	(Dollar amounts in millions)
Notes, mortgage notes and obligations payable	$4.6	$12.6	$592.5	$800.1	$1,409.8
Interest payments	86.4	184.7	177.1	46.5	494.7

There have been no other material changes outside the ordinary course of business to the obligations presented in the contractual obligations table in our 2015 Form 10-K.

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

Off-Balance Sheet Arrangements

At April 2, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have issued letters of credit in the ordinary course of our business in order to participate in certain demand response programs. See “ - Adequacy of Liquidity Sources” below and Note E, "Notes, Mortgage Notes and Obligations Payable", to the condensed consolidated financial statements included elsewhere in this report.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2016
AND THE FIRST QUARTER ENDED MARCH 28, 2015

Adequacy of Liquidity Sources

At April 2, 2016, we had approximately $28.5 million of unrestricted cash and cash equivalents, of which approximately $22.8 million was held by foreign subsidiaries, to fund our cash needs for the remainder of 2016. The cash held by foreign subsidiaries will be used primarily to fund the operations of our foreign subsidiaries, and with the exception of amounts in one jurisdiction, are not expected to be repatriated. We have provided deferred taxes related to those amounts that are not indefinitely invested. There are no significant restrictions on the cash held by foreign subsidiaries.

At May 6, 2016, we had approximately $105.0 million in outstanding borrowings and approximately $12.3 million in outstanding letters of credit under the ABL Facility. Based on the March 2016 borrowing base calculations, at May 6, 2016, we had excess availability of approximately $182.7 million and approximately $152.7 million of excess availability before triggering the cash deposit requirements under the ABL Facility, as in effect on such date.

As noted previously, the indentures and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions (all as defined in the indentures and other agreements).  As of April 2, 2016, we had the capacity to make certain payments, including dividends, of approximately $146.1 million.

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

Additionally, pursuant to the terms of our ABL Facility (as amended by the Amendment discussed above) we will be required to deposit cash from our material deposit accounts (including all concentration accounts) daily in collection accounts maintained with the administrative agent under the ABL Facility, which will be used to repay outstanding loans and cash collateralized letters of credit if (i) specified availability (as defined in the amended ABL Facility) falls below the greater of $30.0 million or 10.0% of the line cap (which is equal to the lesser of $325.0 million and the total borrowing base under the amended ABL Facility) or (ii) an event of default has occurred and is continuing. In addition, under the amended ABL Facility, if (i) specified availability falls below the greater of $30.0 million or 10.0% of the line cap under the amended ABL Facility or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio (as defined in the amended ABL Facility) measured on a trailing four quarter basis of not less than 1.0 to 1.0. The ABL Facility and the Term Loan Facility also restrict our ability to prepay our other indebtedness, including the 8.5% Notes and, with respect to the ABL Facility, the Term Loan Facility, or designate any other indebtedness as senior debt.

In addition, the indenture that governs our 8.5% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indenture governing our 8.5% Notes, the credit agreement that governs the Term Loan Facility and, following the effectiveness of the Amendment of the ABL Facility, the credit agreement that governs the ABL Facility also restrict our ability to incur certain additional indebtedness (but the Term Loan Facility does not restrict our ability to incur indebtedness under the ABL Facility, and the ABL Facility and the Term Loan Facility do not restrict our ability to incur certain other forms of permitted debt) if the fixed

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2016
AND THE FIRST QUARTER ENDED MARCH 28, 2015

charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined in the indenture governing the 8.5% Notes and, with respect to the Term Loan Facility and the ABL Facility, in the credit agreement governing the Term Loan Facility) for such trailing four quarter period. As of April 2, 2016, under the 8.5% Notes (before the inclusion of run rate cost savings and synergies) the FCCR was approximately 3.1 to 1.0.

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

As of April 2, 2016, we were in compliance with all covenants under the indenture that governs the 8.5% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility and we believe it is reasonably assured that we will comply with the covenants for the foreseeable future.

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

We believe that the inclusion of supplementary adjustments to CCF applied in presenting ACCF are appropriate to provide additional information to investors about the performance of the business, and we are required to reconcile net earnings (loss) to ACCF to demonstrate compliance with debt covenants. While the determination of appropriate adjustments in the calculation of ACCF is subject to interpretation under the terms of the 8.5% Notes, we believe the adjustments described below are in accordance with the covenants in the indenture governing the 8.5% Notes.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2016
AND THE FIRST QUARTER ENDED MARCH 28, 2015

The following table reconciles net earnings (loss) to CCF and ACCF for the 8.5% Notes for the trailing four quarters ended April 2, 2016:

	(1)	(2)	(3)	LTM Ended
	Year Ended	First Quarter of		(1)+(2)-(3)
	December 31, 2015	2016	2015	April 2, 2016
	(Dollar amounts in millions)

Net (loss) earnings	$(26.7)	$2.6	$(13.9)	$(10.2)
(Benefit) provision from income taxes	(3.4)	2.6	(5.6)	4.8
Loss from debt retirement	14.8	—	—	14.8
Interest expense	100.7	23.7	27.2	97.2
Depreciation and amortization expense	118.2	28.6	28.7	118.1
Consolidated Cash Flow	$203.6	$57.5	$36.4	$224.7
Impairment of long-lived assets	1.6	—	—	1.6
Non-recurring losses (gains) (a)	4.4	(0.2)	1.0	3.2
Acquisition fees and expenses	1.7	—	0.1	1.6
Gain on sale of assets	(0.9)	—	—	(0.9)
Joint venture (income) loss	(0.3)	0.1	(0.2)	—
Share-based compensation expense	5.4	2.3	1.9	5.8
Net foreign exchange (gains) losses (b)	(0.3)	0.1	0.3	(0.5)
Restructuring and transformation charges (c)	51.3	0.4	6.5	45.2

Pro-forma effect of acquisitions and dispositions (d)	2.3	—	0.1	2.2
Adjusted Consolidated Cash Flow (e)	$268.8	$60.2	$46.1	$282.9

(a)
Amounts relate to non-recurring gains or losses, as defined in the indenture governing the 8.5% Notes. For the trailing four quarters ended 2016, this amount includes (1) a favorable fair value adjustment of approximately $(3.7) million relating to the Numera contingent consideration within the SCS segment, (2) the loss on sale of assets of TV One of approximately $2.9 million in the AVC segments, (3) approximately $1.3 million in legal and other professional services incurred related to the FCPA investigation primarily in the SCS segment, (4) approximately $2.8 million of charges associated with executive transition employment and separation agreement costs and other fees within Unallocated, and (5) other of approximately $(0.1) million.

(b)	Non-cash foreign exchange (gains) losses relate to intercompany debt not indefinitely invested in our subsidiaries, recorded within Unallocated.

(c)
Includes all restructuring charges, including severance, relocation and transformation/transition costs. Costs associated with these activities for the trailing four quarters ended April 2, 2016 were as follows:

	(1)	(2)	(3)	LTM Ended
	Year Ended	First Quarter of		(1)+(2)-(3)
	December 31, 2015	2016	2015	April 2, 2016
	(Dollar amounts in millions)
Subsidiary Combinations	$7.8	$0.5	$0.1	$8.2
Manufacturing Rationalization & Relocation Initiatives	6.5	—	2.7	3.8
Warehousing & Distribution Consolidation	13.9	—	2.1	11.8
CAS Consolidation	12.0	(0.1)	—	11.9
Other operational improvement initiatives	3.9	—	0.8	3.1
All other exit and disposal activities	7.2	—	0.8	6.4
	$51.3	$0.4	$6.5	$45.2

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2016
AND THE FIRST QUARTER ENDED MARCH 28, 2015

(d)
Includes the pro-forma effect of our acquisitions of Anthro, and Numera, as if the acquisitions had occurred on the first day of the four-quarter reference period, and the pro-forma effect of our disposition of TV One as if the disposition had occurred on the first day of the four-quarter reference period. See Note B, "Acquisitions and Dispositions", to the condensed consolidated financial statements included elsewhere herein this report.

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

As noted previously, under the amended ABL Facility, if (i) specified availability (as defined in the amended ABL Facility) falls below the greater of $30.0 million or 10.0% of the line cap (which is equal to the lesser of $325.0 million and the total borrowing base under the amended ABL Facility), or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio (as defined in the amended ABL Facility) measured on a trailing four quarter basis of not less than 1.0 to 1.0. At April 2, 2016, assuming the Amendment and the foregoing provision had been effective as of such date, specified availability for purposes of the foregoing covenant trigger test under the ABL Facility exceeded $30.0 million and 10.0% of the line cap under the amended ABL Facility. Prior to the effectiveness of the Amendment of the ABL Facility, we were subject to a similar fixed charge coverage ratio covenant trigger provision, and based on our excess availability under (and as defined in) the ABL Facility as in effect prior to the Amendment, our excess availability as of April 2, 2016 also exceeded the relevant covenant trigger level under this provision. Our fixed charge coverage ratio under the ABL Facility at April 2, 2016 was approximately 2.25 to 1.0. Similar to the 8.5% Notes, the fixed charge coverage ratio under the ABL Facility is the ratio of ACCF to fixed charges; however, in addition to other differences, ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and fixed charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at April 2, 2016 was approximately $216.2 million.

Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At April 2, 2016 and December 31, 2015, the fair value of our unrestricted and restricted investments was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At April 2, 2016 and December 31, 2015, approximately 53% of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates. Based upon interest rates in effect at April 2, 2016, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $5.0 million for the remainder of 2016.

Foreign Currency Risk

We manufacture, market and sell our products globally and a portion of our sales are generated outside the United States in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, our reporting currency. The impact of changes in foreign currency exchange rates related to transactions resulted in an increase in net foreign exchange losses recorded in SG&A of approximately $0.9 million for the first quarter of 2016 as compared to the same period of 2015. The impact of changes in foreign currency exchange rates related to currency translation resulted in an increase in stockholders’ investment of approximately $2.2 million for the first quarter of 2016 and a decrease in stockholders' investment of approximately $6.1 million for the first quarter of 2015.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2016
AND THE FIRST QUARTER ENDED MARCH 28, 2015

During the third quarter of 2015, we began to enhance our program to mitigate exposure to changes in foreign currency exchange rates by entering into foreign currency forward contracts to minimize, for a period of time, the impact on its financial results from changes in foreign exchange rates, primarily the British Pound Sterling, Canadian Dollar and the Chinese Yuan Renminbi. Additionally, we entered into certain foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Mexican Peso. This does not eliminate the impact of the volatility of foreign exchange rates. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, which are generally one month. We had non-designated foreign currency hedge contracts outstanding with a notional amount of approximately $23.9 million at April 2, 2016. During the first quarter of 2016, we recorded approximately $0.3 million of unrealized gains related to contracts outstanding at April 2, 2016. During the first quarter of 2016, we settled non-designated foreign currency hedge contracts with a notional amount totaling approximately $44.2 million resulting in a realized gain upon settlement of approximately $0.5 million. The gains related to non-designated foreign currency hedge contracts are not material, and are included as a component of SG&A within our consolidated statement of operations. The gains related to the non-designated foreign currency hedge contracts are included within operating activities in the consolidated statement of cash flows.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and annual reporting requirements. These judgments and estimates are based on our historical experience, current trends, and information available from other sources, as appropriate. If different conditions result than those assumptions used in our judgments, the results could be materially different from our estimates.

Our critical accounting policies include:

•	Revenue Recognition, Accounts Receivable, and Related Expenses,

•	Inventory Valuation,

•	Income Taxes,

•	Goodwill,

•	Other Long-Lived Assets,

•	Pensions and Post-Retirement Health Benefits,

•	Product Warranties,

•	Insurance Liabilities, including Product Liability,

•	Contingencies, and

•	Share-Based Compensation Expense.

Further detail regarding our critical accounting policies can be found in the consolidated financial statements and the notes included in our 2015 Form 10-K as filed with the SEC.

Item 3.               Quantitative and Qualitative Disclosures about Market Risk

Other than as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”, there have been no material changes to our exposures to market risk since December 31, 2015.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FIRST QUARTER ENDED APRIL 2, 2016
AND THE FIRST QUARTER ENDED MARCH 28, 2015

Item 4.              Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, who is both the Company's principal executive and principal financial officer for SEC reporting purposes, and the Company’s Corporate Disclosure and Controls Committee, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon that evaluation, the Company’s Chief Executive Officer has concluded that as of the end of such period, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended April 2, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A “Risk Factors” in our 2015 Form 10-K filed with the SEC. There have been no material changes from the risk factors disclosed in the 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

We do not currently have a publicly announced plan to repurchase shares. Below is a summary of our common stock repurchases during the first quarter ended April 2, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 30, 2016	—	$—	—	—

January 31 - February 27, 2016	5,845	$39.64	—	—

February 28 - April 2, 2016	5,896	$44.75	—	—

(1)
Shares repurchased by us during the first quarter of 2016 from employees who surrendered shares to satisfy minimum statutory income tax withholding obligations arising in connection with the vesting of restricted stock awards, which we pay in cash to the appropriate taxing authorities on behalf of our employees.

(2)	Amounts disclosed are rounded to the nearest two decimal places.

Item 6.	Exhibits

Exhibit No.	Description

10.1
Fourth Amendment to Amended and Restated Credit Agreement, First Amendment to U.S. Guaranty Agreement and First Amendment to U.S. Security Agreement, dated as of May 9, 2016, by and among Bank of America, N.A., as Administrative Agent, the Lenders party thereto, the Exiting Lenders party thereto, Nortek, Inc., as the Specified U.S. Borrower, and the Subsidiaries of the Specified U.S. Borrower party thereto, as Borrowers and Guarantors (incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K filed on May 12, 2016).

* 31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.

/s/ Michael J. Clarke
Michael J. Clarke
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)

May 12, 2016