Form 10-Q
period 2016-07-02
NORTEK INC
filed 2016-08-08
CIK 1216596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016
OR

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

The number of shares of Common Stock, par value $0.01 per share, outstanding as of August 3, 2016 was 16,312,355.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Dollar amounts in millions)

	July 2, 2016	December 31, 2015
Assets
Current Assets:
Unrestricted cash and cash equivalents	$39.6	$24.6
Restricted cash	2.5	0.3
Accounts receivable, less allowances of $3.2 million and $3.6 million, respectively	383.9	340.0
Inventories:
Raw materials	110.8	103.9
Work in process	30.0	26.1
Finished goods	234.2	238.1
	375.0	368.1
Prepaid expenses	18.1	19.3
Other current assets	12.6	10.9
Tax refunds receivable	10.8	8.2
Total current assets	842.5	771.4

Property and Equipment, at Cost:
Land	17.0	16.9
Buildings and improvements	112.6	108.9
Machinery and equipment	362.0	339.5
	491.6	465.3
Less accumulated depreciation	261.7	236.3
Total property and equipment, net	229.9	229.0

Other Assets:
Goodwill	505.5	505.5
Intangible assets, less accumulated amortization of $313.0 million and $278.4 million, respectively	576.7	609.1
Restricted investments	0.8	0.9
Other assets	19.5	14.5
	1,102.5	1,130.0
Total Assets	$2,174.9	$2,130.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)
(Dollar amounts in millions, except shares data)

	July 2, 2016	December 31, 2015
Liabilities and Stockholders' Investment

Current Liabilities:
Short-term bank obligations	$0.2	$0.5
Current maturities of long-term debt	7.0	6.9
Accounts payable	282.5	269.2
Accrued expenses, taxes, and deferred revenue	224.1	214.5
Total current liabilities	513.8	491.1

Other Liabilities:
Deferred income taxes	82.8	76.9
Other	182.5	178.5
	265.3	255.4

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,359.9	1,371.6

Commitments and Contingencies (Note G)

Stockholders' Investment:
Preferred stock, $0.01 par value, 10,000,000 authorized shares; none issued and outstanding at July 2, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 90,000,000 authorized shares; 17,107,057 shares and 17,041,710 shares issued at July 2, 2016 and December 31, 2015, respectively	0.2	0.2
Additional paid-in capital	260.9	256.8
Accumulated deficit	(122.8)	(143.8)
Accumulated other comprehensive loss	(43.4)	(42.5)
Less: Treasury stock at cost, 794,855 shares and 782,670 shares at July 2, 2016 and December 31, 2015, respectively	(59.0)	(58.4)
Total stockholders' investment	35.9	12.3
Total Liabilities and Stockholders' Investment	$2,174.9	$2,130.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the second quarter ended		For the first six months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(Dollar amounts in millions, except per share data)

Net Sales	$685.1	$703.9	$1,299.0	$1,276.6

Costs and Expenses:
Cost of revenues	472.5	505.8	898.9	911.7
Selling, general and administrative expense, net	142.3	147.3	283.8	290.6
Amortization of intangible assets	17.5	16.1	34.6	31.9
	632.3	669.2	1,217.3	1,234.2
Operating earnings	52.8	34.7	81.7	42.4
Net interest expense	(23.4)	(24.9)	(47.1)	(52.1)
Loss from debt retirement	—	(14.8)	—	(14.8)
Earnings (loss) before provision (benefit) for income taxes	29.4	(5.0)	34.6	(24.5)
Provision (benefit) for income taxes	11.0	(2.7)	13.6	(8.3)
Net earnings (loss)	$18.4	$(2.3)	$21.0	$(16.2)

Basic earnings (loss) per share	$1.15	$(0.14)	$1.31	$(1.02)

Diluted earnings (loss) per share	$1.14	$(0.14)	$1.30	$(1.02)

Weighted Average Common Shares:
Basic	16,006,946	15,953,059	15,995,257	15,931,599
Diluted	16,184,094	15,953,059	16,138,072	15,931,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the second quarter ended		For the first six months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(Dollar amounts in millions)

Net earnings (loss)	$18.4	$(2.3)	$21.0	$(16.2)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(3.1)	2.3	(0.9)	(3.8)
Pension liability adjustments:
Currency translation on pension liabilities	0.2	—	—	(0.1)
Amortization of cumulative loss	0.1	0.3	0.4	0.7
Deferred income taxes on pension liability	(0.1)	0.1	(0.4)	(0.2)
Total pension liability, net of tax	0.2	0.4	—	0.4

Other comprehensive (loss) income	(2.9)	2.7	(0.9)	(3.4)

Comprehensive income (loss)	$15.5	$0.4	$20.1	$(19.6)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 NORTEK, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the first six months ended
	July 2, 2016	June 27, 2015
	(Dollar amounts in millions)
Cash flows from operating activities:
Net earnings (loss)	$21.0	$(16.2)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation expense	23.8	24.5
Amortization expense, including increase to cost of revenues for inventory acquired in business combinations	34.6	32.4
Loss from debt retirement	—	14.8
Non-cash interest expense, net	1.5	1.3
Non-cash share-based compensation expense	4.4	3.5
Other non-cash charges, net	0.6	1.2
Deferred income tax provision (benefit)	5.6	(15.4)
Changes in certain assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(42.7)	(96.9)
Inventories	(6.7)	(18.7)
Prepaid and other current assets	(3.3)	(1.2)
Accounts payable	11.2	5.1
Accrued expenses, taxes, and deferred revenue	6.2	(4.3)
Long-term assets, liabilities and other, net	(1.4)	(11.0)
Total adjustments to net earnings (loss)	33.8	(64.7)
Net cash provided by (used in) operating activities	54.8	(80.9)
Cash flows from investing activities:
Capital expenditures	(20.9)	(20.0)
Net cash paid for businesses acquired and dispositions	(1.0)	(51.8)
Net cash paid for equity investments	(4.0)	—
Net cash paid for acquisition of intangible assets	(0.9)	—
Proceeds from the sale of property and equipment	2.4	0.1
Change in restricted cash and marketable securities	(2.1)	0.1
Other, net	0.9	(0.6)
Net cash used in investing activities	(25.6)	(72.2)
Cash flows from financing activities:
Proceeds from ABL and other borrowings	189.1	284.1
Payment of ABL and other borrowings	(202.0)	(158.0)
Redemption of the 10% Senior Notes due 2018, including redemption premium	—	(262.5)
Net proceeds from borrowings under the senior secured term loan facility due 2020	—	261.8
Fees paid in connection with debt facilities	(1.0)	(2.7)
Net use from equity transactions	(0.3)	(1.9)
Other, net	—	0.1
Net cash (used in) provided by financing activities	(14.2)	120.9
Net change in unrestricted cash and cash equivalents	15.0	(32.2)
Unrestricted cash and cash equivalents at the beginning of the period	24.6	58.4
Unrestricted cash and cash equivalents at the end of the period	$39.6	$26.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

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

The Company operates on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year always begins on January 1 and ends on December 31. As a result, the Company's first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended July 2, 2016 ("second quarter of 2016") and June 27, 2015 ("second quarter of 2015") each include 91 days. The first six months ended July 2, 2016 ("first half of 2016") and June 27, 2015 ("first half of 2015") included 184 days and 178 days, respectively.

The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations, comprehensive income (loss), and cash flows of the Company after elimination of intercompany accounts and transactions, without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the interim periods presented. Although certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been omitted, the Company believes that the disclosures included are adequate to make the information presented herein not misleading. Operating results for the second quarter and first half of 2016 and 2015 are not necessarily indicative of the results that may be expected for other interim periods or for any fiscal year. Certain amounts in the prior periods' unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

The operating results of acquired entities are included in the Company’s consolidated results of operations from the date of acquisition prospectively and the results of operations from dispositions are excluded commencing on the date of disposition.

The Company has entered into certain arrangements with an independent third party in Mexico related to the Company’s manufacturing operations in Mexico. The Company has evaluated the operating entities that were formed under these arrangements and has determined that these entities are variable interest entities in accordance with Accounting Standards Codification ("ASC") 810, "Consolidation" ("ASC 810"). The Company has concluded that it is the primary beneficiary of these entities since it has both the power to direct activities that most significantly impact the entities' economic performance and the obligation to absorb losses that could potentially be significant since the Company is responsible for all operating decisions and all operating costs of these entities. As a result, the Company is consolidating the results of these entities in accordance with ASC 810. For the second quarter and first half of 2016 and 2015, the results of operations of these entities included in the Company’s statement of operations were not material.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015 ("2015 Form 10-K") and Current Reports on Form 8-K as filed with the Securities and Exchange Commission ("SEC").

As previously announced, on July 6, 2016, the Company entered into a merger agreement with Melrose Industries PLC, a United Kingdom listed public company and its newly created wholly owned subsidiary, Nevada Corp., (collectively, "Melrose"), to be acquired by Melrose for $86.00 per share in cash (the "Purchase Price"), or an estimated total enterprise value of approximately $2.8 billion.  The transaction was approved by Melrose’s shareholders on July 25, 2016 and is expected to close by the end of August 2016. In connection with the merger agreement, the Company also entered into an agreement with certain stockholders for the reimbursement of certain fees incurred in connection with the merger.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). The guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The updated guidance is effective for annual periods beginning after December 15, 2019, and is applicable to the Company in 2020, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 impacts several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. Additionally, an entity that elects early adoption must adopt all of the amendments in the same period. The Company will adopt ASU 2016-09 in the first quarter of 2017 and is currently evaluating the impact of adoption on its financial position and results from operations.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of ASU 2016-01. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. As of July 2, 2016, the Company only holds one investment that would be impacted by ASU 2016-01, which is its preferred stock investment in MiOS Limited (“MiOS”) (see Note B, “Acquisitions, Investments and Dispositions” for further discussion). As MiOS is a privately-held company and therefore, the Company’s investment does not have a readily determinable fair value, the Company will choose to measure its investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company will adopt this standard on

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

January 1, 2018 and the adoption is not expected to have a material impact on the Company’s financial position or results of operations.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which provides guidance on simplifying the presentation of debt issuance costs on the balance sheet. To simplify presentation of debt issuance costs, the amendments in ASU No. 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs was not affected by the amendments in this update. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) ("ASU 2015-15"), to address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Under ASU 2015-15, entities are permitted to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of credit-arrangement. The Company adopted these pronouncements retrospectively in the first quarter of 2016. As a result of the adoption, the Company reclassified approximately $13.5 million of unamortized debt issuance costs from other long-term assets to notes, mortgage notes and obligations payable, less current maturities on its condensed consolidated balance sheet at December 31, 2015. There was no impact to the Company's statement of operations or cash flow as a result of the adoption.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The amendments of ASU No. 2015-02 were issued in an effort to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits. ASU No. 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to re-evaluation under the revised consolidation model. The guidance in ASU No. 2015-02 was effective for the Company January 1, 2016. The Company adopted this pronouncement prospectively in the first quarter of 2016 and the adoption of this standard did not have a material effect on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) ("ASU 2014-15"), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term "substantial doubt", (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt this pronouncement for the year ended December 31, 2016 and does not expect adoption to have a material effect on the Company's consolidated financial statements.

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

(B)	Acquisitions, Investments and Dispositions

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

The Company acquired this business for an initial aggregate purchase price of approximately $51.0 million, of which approximately $50.8 million was paid in cash and an additional $0.2 million related to the amount of consideration being paid in excess of the fair value of certain services provided by the former stockholders of Anthro. Approximately $5.0 million of the purchase price was placed into escrow to cover general business representations and warranties. This amount was paid 18 months after the closing date.  During the third quarter of 2015, the Company received approximately $0.7 million for working capital and other purchase price adjustments. As a result, the final adjusted purchase price was approximately $50.3 million. Acquisition-related costs were expensed as incurred within selling, general and administrative expense, net ("SG&A") in the Company’s consolidated statement of operations and were not material.

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
JULY 2, 2016 AND JUNE 27, 2015

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

In addition to the initial purchase consideration, the Company could have been required to pay additional purchase consideration of up to $28.0 million based on the amount by which future sales, as defined under the purchase agreement, exceeded $12.1 million during the period from March 29, 2015 through April 2, 2016. The fair value of the contingent consideration was determined to be approximately $3.7 million as of the acquisition date resulting in a total purchase price of approximately $15.7 million. The Company recorded its estimate of the fair value of the contingent consideration based on the evaluation of the likelihood of the achievement of the contractual conditions that would result in the payment of the contingent consideration. The Company’s fair value of the contingent consideration was determined using an option pricing model. The real option approach methodology applies option pricing theory to a “real” stream, such as revenue. Utilization of this methodology allows running a high number of simulations and therefore, the Company believes that this valuation methodology was most appropriate.

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

During the fourth quarter of 2015, based on consideration of Numera’s post acquisition revenues during the earn-out period, as well as forecasts for the remainder of the earn-out period which were impacted by certain short-term delays in customer purchases, the Company determined that there was a decrease in the fair value of the contingent consideration liability. At December 31, 2015, the Company determined that the fair value of the contingent consideration liability was approximately $0.2 million and recorded a benefit to SG&A of approximately $3.5 million during the fourth quarter of 2015. During the first half of 2016, the Company recorded a benefit to SG&A to reduce the fair value of the contingent consideration liability to zero as the earn-out period expired and achievement of the contractual obligations were not met.

Acquisition-related costs were expensed as incurred within SG&A in the Company’s consolidated statement of operations and were not material.

Due to the fact that the fees Numera receives for hardware sales and related hardware activations were not deemed separate units of accounting, these fees are deferred until such time as the hardware units are activated and then recognized ratably over the estimated period of economic benefit which has been initially determined to be three years for both hardware units and activations. In addition, Numera capitalizes the direct and incremental costs related to hardware and activation sales and recognizes these costs over the same period that the associated revenue is recognized. At July 2, 2016 and December 31, 2015, Numera had approximately $6.3 million and $2.8 million, respectively, of deferred revenue.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

Nuiku

On May 19, 2016, one of the Company’s wholly-owned subsidiaries completed the acquisition of certain assets of Nuiku, Inc. (“Nuiku”), which was a privately-owned company that had developed a data driven platform and cloud based application program interface that enables natural language processing for multiple products (“NLP Software”).  The acquired NLP Software is expected to be integrated with certain of the Company’s SCS and Air Quality and Home Solutions (“AQH”) products.  The Company completed the acquisition of Nuiku to expand its technology and product offerings and functionality.  The Company acquired Nuiku for an aggregate initial all cash purchase price of approximately $1.3 million, of which approximately $1.0 million was paid at closing and approximately $0.3 million was deferred to be paid no later than August 14, 2017 subject to any reduction for indemnification or other claims.   There were no tangible assets acquired or liabilities assumed and the Company concluded that the estimated fair value of acquired developed technology was approximately $1.3 million and will be amortized over its estimated useful life of four years.  In addition to the initial cash purchase price consideration, the asset purchase agreement also contained a contingent purchase consideration provision whereby the Company is required to pay additional consideration (all in cash), up to a maximum of $2.3 million and is contingent on the continued employment of a single employee. Accordingly, the Company concluded that the contingent purchase consideration arrangement represented a single unit of accounting and should be accounted for as a compensation arrangement and not a component of acquisition accounting.

Investments

MiOS

On May 2, 2016, the Company purchased certain preferred stock of MiOS Limited (“MiOS”) for approximately $4.5 million, which represents an ownership of approximately 25% on a fully-diluted basis. MiOS is a global technology company focused on developing and distributing advanced control and monitoring solutions for the home and small enterprise markets. It was determined that the convertible preferred stock investment was not substantially similar to common stock and, therefore, such investment is being accounted for as a cost method investment under ASC 325-20, Cost Method Investments.  The fair value of the investment was determined to be approximately $4.0 million.  There were no indicators of other-than-temporary impairment noted through July 2, 2016. In addition, in connection with the convertible preferred stock investment, the Company and MiOS entered into a commercial agreement under which MiOS will work with the Company’s AQH, SCS, and audio, video and control ("AVC") segments to develop lifestyle-driven solutions for the connected-home for various customer bases, including builders, electricians and installing dealers.   The Company allocated approximately $0.5 million of the consideration paid for the convertible preferred stock as a prepayment for development services under this commercial agreement which is being expensed over the expected period of such development services.

Dispositions

Sale of TV One Business

In July 2015, the Company received an unsolicited inquiry regarding the purchase of its TV One businesses ("TV One") that were part of the AVC entities and the Company commenced an evaluation of the potential sale of TV One.  On July 28, 2015, the Company’s Board of Directors approved the plan to sell the stock of TV One to a consortium of TV One's management on July 31, 2015.  Under the terms of the agreement, the Company has no ongoing involvement or obligations with respect to TV One and the Company is not obligated to indemnify the purchasers in connection with this transaction.  There was no substantial cash consideration received in connection with the transaction. The Company recorded a loss on sale of assets of approximately $2.9 million in the third quarter of 2015.   The Company concluded that the sale of TV One did not meet the criteria to be reported as a discontinued operation under ASC 205-20, "Discontinued Operations", due to the fact that its disposition does not represent a strategic shift that has (or will have) a major effect on the Company's operations and financial results. TV One had net sales of approximately $3.9 million and $7.8 million in the second quarter and first half of 2015, respectively, and operating losses of approximately $2.8 million and $3.4 million in the second quarter and first half of 2015, respectively.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

Asset Held for Sale

During 2015, the Company committed to a plan to sell one of its Residential and Commercial HVAC ("RCH") segment’s warehouse properties and engaged a third party broker to assist the Company in actively marketing this asset and identifying a buyer. The assets held for sale related to separately identifiable building and land owned by a subsidiary within the RCH reporting unit. The Company continued to evaluate the realizability of the carrying value of the assets held for sale and recorded impairment charges of approximately $0.8 million during the year ended December 31, 2015 to reduce the carrying value to the estimated fair value less costs to sell. During January 2016, the Company completed the sale of this asset resulting in a total sales price, less costs to sell, of approximately $2.3 million.

(C)	Goodwill and Other Intangible Assets

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

2015 Goodwill Impairment Considerations

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

2016 Interim Goodwill Impairment Considerations

During the first and second quarters of 2016, based on consideration of a number of qualitative and other factors, including the historical excess of fair value over the carrying amount of the RCH reporting unit, the current and forecasted operating results as compared to the forecasts used in the November 21, 2015 quantitative analysis, overall industry and market trends, including trends and multiples of guideline public companies, and the increase in the Company’s overall enterprise value from December 31, 2015, the Company determined that it was not more likely than not that the fair value of any of its reporting units was below its carrying amount.  However, given the fact that the estimated fair value of its RCH reporting unit was approximately 10% greater than the carrying value of this reporting unit as of December 31, 2015, a negative trend of operating results or material changes to forecasted operating results of the RCH reporting unit could result in the requirement for additional interim goodwill impairment tests and the potential of a future goodwill impairment charge, which could be material.

Goodwill Activity

The following table presents a summary of the activity in goodwill by reporting segment for the first half of 2016:

	December 31, 2015 (1)	Acquisitions	July 2, 2016 (1)
	(Dollar amounts in millions)
Air Quality and Home Solutions:
Gross goodwill	$156.8	$—	$156.8
Impairment losses	—	—	—
Net AQH goodwill	156.8	—	156.8
Security and Control Solutions:
Gross goodwill	85.3	—	85.3
Impairment losses	—	—	—
Net SCS goodwill	85.3	—	85.3
Ergonomic and Productivity Solutions:
Gross goodwill	157.0	—	157.0
Impairment losses	—	—	—
Net ERG goodwill	157.0	—	157.0
Residential and Commercial HVAC:
Gross goodwill	106.4	—	106.4
Impairment losses	—	—	—
Net RCH goodwill	106.4	—	106.4
Audio, Video and Control Solutions:
Gross goodwill	4.4	—	4.4
Impairment losses	(4.4)	—	(4.4)
Net AVC goodwill	—	—	—
Consolidated goodwill:
Gross goodwill	509.9	—	509.9
Impairment losses	(4.4)	—	(4.4)
Net consolidated goodwill	$505.5	$—	$505.5

(1)	The CAS reporting unit did not have goodwill for any periods presented.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

Other Intangible Assets

During the second quarter of 2016, the Company acquired a perpetual license to develop technology utilized in certain of its SCS segment's products. The fair value of the acquired developed technology was approximately $1.1 million and is being amortized over its estimated useful life of three years.

(D)	Cash Flows

The impact of changes in foreign currency exchange rates on cash was approximately $2.9 million and $1.3 million for the first half of 2016 and 2015, respectively, and has been included in "Long-term assets, liabilities and other, net" within operating activities in the accompanying unaudited condensed consolidated statements of cash flows.

Interest paid was approximately $45.4 million and $49.3 million for the first half of 2016 and 2015, respectively. Income tax payments, net of refunds, for the first half of 2016 and 2015 were approximately $8.0 million and $7.7 million, respectively.

(E)	Notes, Mortgage Notes and Obligations Payable

Senior Secured Asset-Based Revolving Credit Facility (the "ABL Facility")

As of July 2, 2016, the Company had approximately $35.0 million in outstanding borrowings and approximately $12.9 million in outstanding letters of credit under the ABL Facility. Based on the May 2016 borrowing base calculations, at July 2, 2016, the Company had specified availability of approximately $285.2 million and approximately $252.7 million of specified availability before triggering the cash deposit requirements under the ABL Facility.

As of August 3, 2016, the Company had approximately $29.0 million in outstanding borrowings and approximately $12.9 million in outstanding letters of credit under the ABL Facility. Based on the June 2016 borrowing base calculations, at August 3, 2016, the Company had specified availability of approximately $291.2 million and approximately $258.7 million of specified availability before triggering the cash deposit requirements under the ABL Facility.

On May 9, 2016, the Company entered into an amendment (the “Amendment”) to the ABL Facility. Among other changes, the Amendment (i) increases the maximum amount of the ABL Facility (which, following the Amendment, is available solely to the Company and certain of its U.S. subsidiaries) from $300.0 million to $325.0 million, with a right of the Company to increase the ABL Facility by up to an additional $125.0 million, subject to the receipt of commitments from the lenders providing such increase and the satisfaction of certain other conditions, (ii) eliminates the portion of the ABL Facility previously available to certain of the Company’s Canadian subsidiaries (subject to certain rights of the Company to re-establish such availability with certain limits) and releases all guarantees and collateral security previously provided by such Canadian subsidiaries, (iii) lowers the interest rates payable by the Company under the ABL Facility (as more fully described below), (iv) extends the maturity date of the ABL Facility from June 13, 2017 to May 9, 2021, and (v) expands certain baskets and permissions available to the Company under certain of the operational covenants with which the Company must comply and in the calculation of the borrowing base, as more fully set forth in the Amendment. The Company incurred approximately $1.0 million in fees and expenses in connection with amending the ABL Facility during the second quarter of 2016 that were recorded as debt issuance costs and will be recognized as interest expense over the term of the ABL Facility.

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
JULY 2, 2016 AND JUNE 27, 2015

30 day interest period as determined on such day, or (3) the prime rate. Interest is payable at the end of the selected interest period, but no less frequently than quarterly.

Second Quarter 2015 Debt Transactions

On April 2, 2015, the Company obtained an incremental $265.0 million senior secured term loan pursuant to an amendment to the Company's existing $350.0 million senior secured term loan facility due 2020 dated as of April 30, 2014. Additionally on April 2, 2015, the Company provided a notice of redemption for all of its outstanding 10% Senior Notes due 2018 (the "10% Notes"). These notes were redeemed on May 4, 2015 at a redemption price of 105.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to the redemption date. The Company incurred fees and expenses of approximately $2.7 million and the redemption of the 10% Notes resulted in a pre-tax loss of approximately $14.8 million during the second quarter of 2015.

Debt Covenant Compliance

The indentures and other agreements governing the Company's indebtedness and the indebtedness of its subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict, among other things, the Company's ability and the ability of its subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions (all as defined in the indentures and other agreements). As of July 2, 2016, the Company had the capacity to make certain payments, including dividends, of approximately $155.7 million.

As of July 2, 2016, the Company was in compliance with all covenants under the indenture that governs the 8.5% Notes and the credit agreements that govern the ABL Facility and the Term Loan Facility. Excluding the effect of a potential change of control as a result of the proposed merger with Melrose (which would constitute an event of default under the credit agreements that govern the ABL Facility and Term Loan Facility), the Company anticipates compliance with all covenants under the indenture that governs the 8.5% Notes and the credit agreements that govern the ABL Facility and the Term Loan Facility for the foreseeable future.

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
JULY 2, 2016 AND JUNE 27, 2015

Subsidiary Combinations

The Company has combined, or is in the process of combining, the operations of certain subsidiaries in order to improve overall operational efficiencies, reduce costs, and provide potential for greater revenue growth ("Subsidiary Combinations").

In connection with all Subsidiary Combinations, which are substantially completed, the Company has incurred cumulative costs of approximately $25.7 million, of which approximately $0.9 million, $1.3 million and $23.5 million was recorded in the SCS, RCH, and AVC segments, respectively. These costs consist of one time termination benefits of approximately $6.4 million, approximately $9.6 million in costs to reduce inventory values for certain products to their expected net realizable amount, and facility exit and other costs of approximately $9.7 million.

The following table sets forth the changes to the liability for Subsidiary Combinations during the first half of 2016:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2015	$1.0	$1.2	$2.2
Provision (1)	0.2	—	0.2
Payments	(1.1)	(0.6)	(1.7)
Balance, July 2, 2016	$0.1	$0.6	$0.7

(1)	All costs during the first half of 2016 were recorded in the AVC segments.

In the event the Company elects to further consolidate subsidiaries, the Company may incur additional costs related to severance and other costs.

Best Restructuring

In 2011, management approved a plan to reduce costs and improve production efficiencies at Best, one of the Company's AQH subsidiaries, including transferring certain operations from Italy to Poland (the "Best Restructuring"). In the third quarter of 2015, management approved further restructuring costs for this business (the "additional restructuring actions"). In connection with the Best Restructuring, including the additional restructuring actions, the Company has incurred cumulative costs of approximately $19.8 million, consisting of contractual termination benefits of approximately $19.4 million and other costs of approximately $0.4 million. As the Company continues to evaluate Best, it is possible that the Company will take future restructuring actions and additional expenses may be incurred.

The following table sets forth the changes to the liability for the Best Restructuring during the first half of 2016:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2015	$1.3	$—	$1.3
Provision	0.2	—	0.2
Payments	(0.4)	—	(0.4)
Other	(0.1)	—	(0.1)
Balance, July 2, 2016	$1.0	$—	$1.0

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

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

The following table sets forth the changes to the liability for the CAS Segment Consolidation during the first half of 2016:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2015	$0.4	$—	$0.4
Provision	(0.1)	—	(0.1)
Payments	(0.3)	—	(0.3)
Balance, July 2, 2016	$—	$—	$—

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

The following table sets forth the changes to the liability for other restructuring activities during the first half of 2016:

	Severance	Other Costs	Total
	(Dollar amounts in millions)

Balance, December 31, 2015	$0.4	$1.0	$1.4
Provision	—	—	—
Payments	(0.5)	(0.2)	(0.7)
Other	0.1	(0.1)	—
Balance, July 2, 2016	$—	$0.7	$0.7

In July 2016, the Company’s Board of Directors approved a proposed restructuring plan related to the closure of its UK commercial HVAC subsidiary, subject to employee consultation processes as appropriate.  This plan of closure will include a reduction in headcount, closure of the remaining manufacturing operations and transfer and consolidation of certain product lines to other facilities within the RCH and AQH segments.  Costs to be incurred in connection with this plan are expected to be in the range of approximately $5.0 million to $7.0 million and the Company expects the plan to be substantially complete by the end of 2016. No costs related to the closure have been recognized as of July 2, 2016.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

Summary of Exit and Disposal Activities

The following table outlines amounts recorded within the unaudited condensed consolidated statement of operations associated with the Company's exit and disposal activities for the second quarter of 2016 and 2015:

	For the second quarter of 2016			For the second quarter of 2015
	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation Initiatives	$—	$—	$—	$0.1	$1.4	$1.5
Subsidiary Combinations	—	(0.3)	(0.3)	0.1	—	0.1
CAS Segment Consolidation	—	—	—	0.5	4.3	4.8
Best Restructuring	—	0.2	0.2	—	0.2	0.2
Other restructuring activities	—	—	—	0.2	2.7	2.9
Total (1)	$—	$(0.1)	$(0.1)	$0.9	$8.6	$9.5

(1)	During the second quarter of 2016 and 2015, the Company recorded severance costs of approximately $0.2 million and $3.3 million, respectively.

The following table outlines amounts recorded within the unaudited condensed consolidated statement of operations associated with the Company's exit and disposal activities for the first half of 2016 and 2015:

	For the first half of 2016			For the first half of 2015
	SG&A	COGS	Total	SG&A	COGS	Total
	(Dollar amounts in millions)

Manufacturing Rationalization & Relocation Initiatives	$—	$—	$—	$0.1	$2.3	$2.4
Warehousing & Distribution Consolidation	—	—	—	—	(0.3)	(0.3)
Subsidiary Combinations	0.4	(0.2)	0.2	0.2	—	0.2
CAS Segment Consolidation	—	(0.1)	(0.1)	0.5	4.3	4.8
Best Restructuring	—	0.2	0.2	—	0.4	0.4
Other restructuring activities	—	—	—	0.4	3.1	3.5
Total (1)	$0.4	$(0.1)	$0.3	$1.2	$9.8	$11.0

(1)	During the first half of 2016 and 2015, the Company recorded severance costs of approximately $0.3 million and $4.0 million, respectively.

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

(G)	Commitments and Contingencies

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

Lease Obligations

During 2016, the Company entered into a new lease obligation within the CAS segment totaling approximately $21.5 million in additional lease payments. This lease agreement is for a term of twelve years and includes increasing payments whereby the annual lease payments for the initial 50% of the lease term are approximately $1.7 million per year and then increasing to approximately $1.9 million for the remaining lease term. The lease agreement contains an extension option for a period of six years which is not a bargain renewal option. There have been no other material changes to our lease obligations during the first half of 2016.

Indemnifications

The Company has indemnified third parties for certain matters in a number of transactions involving dispositions of former subsidiaries, including certain pension and environmental liabilities.  The Company has recorded liabilities in relation to these indemnifications in the accompanying unaudited condensed consolidated balance sheet as follows:

	July 2, 2016	December 31, 2015
	(Dollar amounts in millions)

Accrued expenses	$2.4	$2.5
Other long-term liabilities	0.9	1.1
	$3.3	$3.6

Undiscounted future payments	$3.5	$3.7

Certain of the liabilities recorded by the Company, which are reflected in the above table, relate to environmental site remediation matters. The amounts recorded represent the Company’s portion of the estimated site remediation costs.  Certain of the site remediation matters involve unrelated third parties and each party to the environmental site remediation matters is jointly and severally liable for the applicable remediation costs.  As a result, the Company could become wholly-liable for the unrelated third parties' current obligations should any of these unrelated third parties become insolvent.  The Company is not aware of any current information that indicates that the other responsible parties will not be able to fulfill their contractual obligations, and therefore, no incremental liability is deemed probable. As a result, the liabilities recorded by the Company at July 2, 2016 and December 31, 2015 reflect only the Company's contractually allocated portion of the estimated site remediation costs.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

Changes in the Company’s combined short-term and long-term warranty liabilities during the second quarter and first half of 2016 and 2015 are as follows:

	Second Quarter of		First Half of
	2016	2015	2016	2015
	(Dollar amounts in millions)
Balance, beginning of period	$50.5	$54.9	$51.0	$54.8
Warranties provided during period	5.9	5.2	11.8	11.6
Settlements made during period	(6.7)	(6.7)	(13.3)	(12.8)
Other changes in liability estimate, including expirations and acquisitions	—	(0.2)	0.2	(0.4)
Balance, end of period	$49.7	$53.2	$49.7	$53.2

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

FCPA Matters

As previously reported, as part of its routine internal audit activities, the Company discovered certain questionable payments, gifts and payment practices, and other expenses at the Company’s subsidiary, Linear Electronics (Shenzhen) Co. Ltd. (“Linear China”), which were inconsistent with the Company’s policies and raised concerns under the U.S. Foreign Corrupt Practices Act (“FCPA”).  In January 2015, the Company voluntarily reported the matter to the SEC and U.S. Department of Justice (the “DOJ”) and thereafter cooperated with their respective investigations.

On June 3, 2016, the DOJ informed the Company by letter (the “DOJ Letter”) that it had closed its investigation into this matter.  It stated that it had reached this conclusion, despite the conduct at issue, based on a number of factors, including

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

but not limited to the fact that the Company's internal audit function identified the misconduct, the Company's prompt voluntary self-disclosure, the thorough investigation undertaken by the Company, its fulsome cooperation in this matter, the steps that the Company has taken to enhance its compliance program and its internal accounting controls, the Company's full remediation (including terminating the employment of all five individuals involved), and the fact that the Company agreed to pay to the SEC the full amount of disgorgement as determined by the SEC. The foregoing description of the DOJ Letter is qualified in its entirety by reference to the letter itself attached as Exhibit 99.2 to the Form 8-K filed by the Company with the SEC on June 7, 2016.

On June 7, 2016, the Company entered into a non-prosecution agreement (“Non-Prosecution Agreement”) with the SEC under which the SEC agreed not to prosecute the Company for violations of the FCPA relating to improper payments and gifts by Linear China employees to local Chinese officials from 2009 to 2014.   The Non-Prosecution Agreement reflects the Company’s self-report, its prompt and thorough internal investigation, its immediate action to end the payments and to implement significant remedial measures, and its comprehensive, organized, and real-time cooperation with the SEC during the investigation.  Under the Non-Prosecution Agreement, the Company agreed, among other things, to pay to the SEC disgorgement and prejudgment interest in the amount of approximately $0.3 million, which amounts have been paid in full. The foregoing description of the SEC’s Non-Prosecution Agreement is qualified in its entirety by reference to the agreement itself attached as Exhibit 99.1 to the Form 8-K filed by the Company with the SEC on June 7, 2016.

For the second quarter and first half of 2015, approximately $0.4 million and $1.4 million, respectively, was recorded for legal and other professional services incurred related to the internal investigation of this matter and a nominal amount was recognized in 2016.

Other Commitments and Contingencies

During the second quarter of 2016, the Company entered into an arrangement with a third party under which the Company is entitled to certain non-recurring payments that will be paid in 2016.  During the second quarter of 2016, the Company received approximately $2.0 million and this amount was recorded as a reduction of SG&A.

During the second quarter of 2016, the Company received a reduction from a vendor of approximately $2.9 million related to contractual fees previously charged by this vendor and recorded a benefit to SG&A.  The Company had previously accrued and expensed these contractual fees to SG&A throughout 2015.

In 2014, one of the Company’s subsidiaries within its ERG segment entered into a lease agreement for a building of approximately 84,000 square feet located in China, to be used as a warehouse facility. The Company is responsible for a significant portion of the construction costs and was deemed, for accounting purposes, to be the owner of the building during the construction period, in accordance with ASC 840, Leases, Subsection 40-15-5. Construction of the facility commenced in the fourth quarter of 2015 and the Company has recorded approximately $1.1 million and $0.2 million within buildings and improvements and a corresponding long-term liability within its unaudited condensed consolidated balance sheet at July 2, 2016 and December 31, 2015, respectively. Construction is expected to total approximately $2.0 million and be completed by the end of 2016.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

(H)	Income Taxes

The provision for income taxes for the second quarter and first half of 2016 was approximately $11.0 million and $13.6 million, respectively. The benefit from income taxes for the second quarter and first half of 2015 was approximately $2.7 million and $8.3 million, respectively. The effective income tax rate of approximately 39.3% for the first half of 2016 differs from the United States federal statutory rate of 35% principally as a result of losses in certain jurisdictions that cannot be benefited. The effective income tax rate benefit of approximately 33.9% for the first half of 2015 differs from the United States federal statutory rate of 35% principally as a result of the impact of lower foreign tax rates and losses in certain jurisdictions that cannot be benefited, partially offset by non-deductible expenses.

At July 2, 2016, the Company had approximately $5.2 million of remaining tax benefits related to the excess of tax deductible stock compensation expense over the related book expense. This amount will be recognized as a credit to additional paid in capital when the benefits are realized on a tax return.  The Company accounts for excess share-based compensation deductions on the basis that these are the last tax benefits that are utilized.

As of January 1, 2016, the Company had a liability of approximately $18.4 million for unrecognized tax benefits related to various federal, foreign and state income tax matters.  As a result of additional provisions during the first half of 2016, the liability for unrecognized tax benefits increased to approximately $19.0 million at July 2, 2016. The liability for unrecognized tax benefits is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet. The corresponding amount of gross unrecognized tax benefits was approximately $29.8 million and $28.7 million at July 2, 2016 and December 31, 2015, respectively. The difference between the total unrecognized tax benefits and the amount of the liability for unrecognized tax benefits represents unrecognized tax benefits that have been netted against deferred tax assets in accordance with ASC 740, “Income Taxes” (“ASC 740”).

As of July 2, 2016 and December 31, 2015, the amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was approximately $13.7 million and $12.8 million, respectively. The difference between the total amount of unrecognized tax benefits and the amount that would affect the effective tax rate represents the federal tax effect of state tax items, items that offset temporary differences, and items that will result in a reduction of other tax assets.

As of July 2, 2016, the Company had approximately $0.4 million in unrecognized benefits relating to various tax issues, for which the statute of limitations is expected to expire within the next twelve months.

As of July 2, 2016 and December 31, 2015, the total amount of accrued interest and penalties related to uncertain tax positions was approximately $5.2 million and $4.7 million, respectively.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state taxes.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

Segment Operating Results

Net sales and operating earnings for the Company's reportable segments and the Company's consolidated earnings (loss) before provision (benefit) for income taxes for the second quarter and first half of 2016 and 2015 were as follows:

	Second Quarter of		First Half of
	2016	2015	2016	2015
	(Dollar amounts in millions)
Net sales:
AQH	$157.5	$151.8	$308.8	$290.1
SCS	146.4	145.1	256.8	241.6
ERG	94.2	85.8	176.6	156.6
RCH	165.8	169.9	312.8	303.2
CAS	93.7	115.3	189.8	216.6
AVC	27.5	36.0	54.2	68.5
Consolidated net sales	$685.1	$703.9	$1,299.0	$1,276.6

Operating earnings (loss):
AQH	$19.3	$19.4	$35.5	$32.8
SCS	20.3	18.5	28.5	23.1
ERG	25.3	15.4	39.6	23.4
RCH	8.5	(2.1)	9.7	(7.8)
CAS	2.4	1.1	7.3	4.0
AVC	(0.9)	(4.1)	(2.8)	(6.5)
Subtotal	74.9	48.2	117.8	69.0
Unallocated, net	(22.1)	(13.5)	(36.1)	(26.6)
Consolidated operating earnings	52.8	34.7	81.7	42.4
Net interest expense	(23.4)	(24.9)	(47.1)	(52.1)
Loss from debt retirement	—	(14.8)	—	(14.8)
Earnings (loss) before provision (benefit) for income taxes	$29.4	$(5.0)	$34.6	$(24.5)

Intersegment sales between the Company's reporting segments totaled approximately $4.9 million and $4.5 million for the second quarter of 2016 and 2015, respectively, and approximately $10.2 million and $9.0 million for the first half of 2016 and 2015, respectively. Intersegment sales between reporting segments were not individually material to any reporting segment for the periods presented.

Concentrations of Risk

No single customer accounted for 10% or more of consolidated net sales for the second quarter or first half of 2016 and 2015 or accounts receivable at July 2, 2016 and December 31, 2015.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

(J)	Equity Activity

Restricted Stock

During the first half of 2016, 155,611 shares of restricted stock were granted and 100,264 shares of restricted stock were forfeited. Additionally during the first half of 2016, 47,873 shares of restricted stock vested, of which 12,185 shares of common stock were delivered to the Company as payment by employees in lieu of cash to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

Stock Options

During the first half of 2016, 10,000 stock options were exercised for common stock, none of which were delivered to the Company as payment in lieu of cash for stock options exercised and related minimum tax withholding obligations. Additionally, during the first half of 2016, 354,088 stock options were granted and 26,955 stock options were forfeited.

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

The balances of each component, net of tax attributes, within accumulated other comprehensive loss for the second quarter and first half of 2016 are as follows:

	Second quarter of 2016			First half of 2016
	Foreign Currency Translation	Pension Liability Adjustment	Total Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation	Pension Liability Adjustment	Total Accumulated Other Comprehensive (Loss) Income
	(Dollar amounts in millions)

Balance, beginning of period	$(17.1)	$(23.4)	$(40.5)	$(19.3)	$(23.2)	$(42.5)
Other comprehensive (loss) income before reclassifications	(3.1)	0.1	(3.0)	(0.9)	(0.4)	(1.3)
Amounts reclassified from AOCI to SG&A (1)	—	0.1	0.1	—	0.4	0.4
Net current-period other comprehensive (loss) income	(3.1)	0.2	(2.9)	(0.9)	—	(0.9)

Balance, end of period	$(20.2)	$(23.2)	$(43.4)	$(20.2)	$(23.2)	$(43.4)

(1)	For additional information, see Note L, "Pension, Profit Sharing & Other Post-Retirement Benefits".

Foreign Currency Translation

The financial statements of subsidiaries located outside of the United States are generally measured using the foreign subsidiary's local currency as the functional currency. The financial statements of the Company's international subsidiaries are translated in accordance with ASC 830, "Foreign Currency Matters" ("ASC 830"). The Company translates the assets and liabilities of its foreign subsidiaries at the exchange rates in effect at the end of the period. Before translation, the Company re-measures foreign currency denominated assets and liabilities, including certain inter-company accounts receivable and payable that have been determined to not be of a “long-term investment” nature, as defined by ASC 830, into the functional currency of the respective entity, resulting in unrealized gains or losses recorded in the consolidated statement of operations. Net sales, costs and expenses are translated using average exchange rates in effect during the period. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income (loss) included in stockholders’ investment. Transaction gains and losses and the remeasurement of certain intercompany receivables and

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

payables are recorded in SG&A. The Company has provided long-term intercompany funding to certain of its foreign subsidiaries, principally for acquisitions, that are deemed to be of a long-term investment nature with the resulting translation adjustments being recorded as a component of stockholders’ investment within accumulated other comprehensive loss.  The Company recorded a translation loss related to long-term intercompany funding of approximately $4.3 million and a transaction gain related to long-term intercompany funding of approximately $4.1 million in the second quarter of 2016 and 2015, respectively, and translation losses related to long-term intercompany funding of approximately $5.8 million and $0.1 million in the first half of 2016 and 2015, respectively, within other comprehensive (loss) income.

(K)	Earnings (Loss) per Share

Basic earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share amounts are computed using the weighted average number of common shares outstanding and dilutive potential common shares outstanding during each period.

The reconciliations between basic and diluted earnings (loss) per share for the second quarter and first half of 2016 and 2015 are as follows:

	Second Quarter of		First Half of
	2016	2015	2016	2015
	(Dollar amounts in millions, except per share data)

Net earnings (loss)	$18.4	$(2.3)	$21.0	$(16.2)

Weighted average common shares outstanding	16,006,946	15,953,059	15,995,257	15,931,599
Dilutive effect of common share equivalents	177,148	—	142,815	—
Dilutive shares outstanding	16,184,094	15,953,059	16,138,072	15,931,599

Basic earnings (loss) per share	$1.15	$(0.14)	$1.31	$(1.02)

Diluted earnings (loss) per share	$1.14	$(0.14)	$1.30	$(1.02)

The effect of certain potential common share equivalents, as outlined below, were excluded from the computation of diluted shares outstanding for the second quarter and first half of 2016 and 2015 as their inclusion would have been anti-dilutive. Restricted stock awards which vest based upon achievement of performance targets are excluded from the diluted shares outstanding unless the performance targets had been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.

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

A summary of the weighted average anti-dilutive shares excluded from the second quarter and first half of 2016 and 2015 is as follows:

	Second Quarter of		First Half of
	2016	2015	2016	2015
Restricted stock	93,204	318,252	141,459	331,971
Stock options	595,725	596,387	527,796	578,472
Total	688,929	914,639	669,255	910,443

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

(L)	Pension, Profit Sharing & Other Post-Retirement Benefits

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers, profit sharing, and other post-retirement benefit plans requiring contributions to qualified trusts and union administered funds.

Pension, profit sharing and other post-retirement health benefit expense charged to operations aggregated approximately $2.0 million and $2.8 million for the second quarter of 2016 and 2015, respectively, and approximately $5.0 million and $5.9 million for the first half of 2016 and 2015, respectively.

The Company's policy is to generally fund currently at least the minimum required annual contribution of its various qualified defined benefit plans. At July 2, 2016, the Company estimated that approximately $5.5 million would be contributed to the Company's defined benefit pension plans in 2016, of which approximately $2.6 million was contributed through the first half of 2016.

The Company’s net periodic benefit cost for its defined benefit plans for the second quarter and first half of 2016 and 2015 consists of the following components:

	Second Quarter of		First Half of
	2016	2015	2016	2015
	(Dollar amounts in millions)
Service cost	$0.4	$0.3	$0.7	$0.5
Interest cost	1.5	1.6	3.0	3.2
Expected return on plan assets	(1.6)	(1.8)	(3.3)	(3.6)
Net amortization of actuarial loss	0.1	0.3	0.4	0.7
Net periodic benefit cost	$0.4	$0.4	$0.8	$0.8

There were no periodic benefit costs for the Company's post-retirement health benefit plan for the second quarter or first half of 2016 or 2015.

(M)	Derivatives and Fair Value

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

Non-Designated Foreign Currency Contracts

All of the Company’s foreign currency hedge contracts to date have been non-designated contracts. The Company manages its exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, which are generally one month. They are not designated as cash flow or fair value hedges under ASC 815, “Derivatives and Hedging” (“ASC 815”). These forward contracts are marked-to-market with changes in fair value recorded in the condensed consolidated statement of operations. The Company had non-designated foreign currency hedge contracts under ASC 815 outstanding with a notional amount of approximately $24.9 million at July 2, 2016. During the second quarter of 2016, the Company recorded approximately $0.2 million of unrealized losses related to contracts outstanding at July 2, 2016. During the first half of 2016, the unrealized losses related to contracts outstanding at July 2, 2016 was nominal. During the second quarter and first half of 2016, the Company settled non-designated foreign currency hedge contracts with a notional amount totaling approximately $50.3 million and $94.5 million, respectively, resulting in a realized gain upon settlement of

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

approximately $0.5 million during the first half of 2016 and a nominal amount during the second quarter of 2016. The gains and losses related to non-designated foreign currency hedge contracts are not material, and are included as a component of SG&A within the Company’s unaudited condensed consolidated statement of operations. The gains and losses related to the non-designated foreign currency hedge contracts are included within operating activities in the unaudited condensed consolidated statement of cash flows.

ASC 815 requires all derivative instruments to be recognized at their fair value as either assets or liabilities on the balance sheet. The Company has determined the fair value of its derivative instruments using the framework prescribed by ASC 820, “Fair Value Measurements” ("ASC 820"), by considering the estimated amount it would receive or pay to sell or transfer these instruments at the reporting date and by taking into account currency exchange rates, the creditworthiness of the counterparty for assets, and the Company’s creditworthiness for liabilities. Generally, the Company uses inputs that include quoted prices for similar assets or liabilities in active markets. At July 2, 2016, the Company has classified its derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC 820, as discussed further below, because these observable inputs are available for substantially the full term of its derivative instruments. Neither the total derivative assets nor the total derivative liabilities were material at July 2, 2016 and December 31, 2015.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following at July 2, 2016 and December 31, 2015:

		Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(Dollar amounts in millions)
Assets:
Restricted Investments	July 2, 2016	$3.3	$—	$—	$3.3
Restricted Investments	December 31, 2015	1.2	—	—	1.2

Liabilities
Contingent Consideration	July 2, 2016	$—	$—	$—	$—
Contingent Consideration	December 31, 2015	—	—	0.2	0.2
Restricted Investments (Level 1) -- The fair value of investments is based on quoted market prices.  The fair value of investments was not materially different from their cost basis at July 2, 2016 or December 31, 2015.

Contingent Consideration (Level 3) -- Contingent consideration liabilities were measured at fair value using projected revenue, discount rates, probabilities of payment and projected payment dates. This Level 3 fair value measurement was determined using an option pricing model. See Note B, "Acquisitions, Investments and Dispositions" for further discussion.

Measured on a Non-Recurring Basis

The Company remeasures the fair value of certain assets and liabilities upon the occurrence of certain events. Such assets are comprised of long-lived assets, including property and equipment, intangible assets and goodwill. There were no material impairments during the second quarter and first half of 2016 or 2015.

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the unaudited condensed consolidated balance sheets at July 2, 2016 and December 31, 2015 were as follows:

Cash and Trade Receivables -- Cash and trade receivables are carried at their cost which approximates fair value because of their short-term nature.

Long-Term Debt -- At July 2, 2016, the fair value of the Company's long-term indebtedness was approximately $33.1 million higher than the amount on the Company's accompanying unaudited condensed consolidated balance sheet, before approximately $2.8 million of unamortized debt premium, approximately $4.4 million of unamortized debt discount, and approximately $12.9 million of unamortized debt issuance costs. At December 31, 2015, the fair value of the Company’s long-term indebtedness was approximately $25.7 million higher than the amount on the Company's consolidated balance sheet, before approximately $3.4 million of unamortized debt premium, approximately $4.9 million of unamortized debt discount, and approximately $13.5 million of unamortized debt issuance costs.  The Company determined the fair market value of its 8.5% Notes using available market quotes (Level 1). For the Company's remaining outstanding indebtedness (including outstanding borrowings under the ABL Facility and the Term Loan Facility), the Company believes that the carrying value of such indebtedness approximated the fair value based upon the variable interest rates associated with certain of these debt obligations and the Company's estimated credit risk.

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

Consolidating balance sheets related to Nortek, the Guarantors and non-Guarantor subsidiaries as of July 2, 2016 and December 31, 2015, the related consolidating statements of operations and comprehensive income (loss) for the second quarter and first half of 2016 and 2015, and the related cash flows for the first half of 2016 and 2015 are reflected below in order to comply with the reporting requirements for guarantor subsidiaries.

Condensed Consolidating Balance Sheet as of July 2, 2016

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)
ASSETS:
Current Assets:
Unrestricted cash and cash equivalents	$2.9	$1.1	$35.6	$—	$39.6
Restricted cash	0.1	0.1	2.3	—	2.5
Accounts receivable, less allowances	—	328.2	55.7	—	383.9
Intercompany receivables	3.3	—	126.2	(129.5)	—
Inventories, net	—	298.3	83.6	(6.9)	375.0
Prepaid expenses	5.0	9.6	3.5	—	18.1
Other current assets	2.6	8.2	12.6	—	23.4
Total current assets	13.9	645.5	319.5	(136.4)	842.5

Property and Equipment, at Cost:
Total property and equipment, net	10.3	161.3	58.3	—	229.9

Other Long-term Assets:
Investment in subsidiaries and long-term receivable from (to) subsidiaries	1,441.4	120.5	—	(1,561.9)	—
Goodwill	—	464.5	41.0	—	505.5
Intangible assets, less accumulated amortization	—	539.1	46.0	(8.4)	576.7
Deferred tax asset	27.4	—	0.7	(28.1)	—
Other assets	1.7	17.1	0.8	0.7	20.3
Total other long-term assets	1,470.5	1,141.2	88.5	(1,597.7)	1,102.5
Total Assets	$1,494.7	$1,948.0	$466.3	$(1,734.1)	$2,174.9

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT):
Current Liabilities:
Short-term bank obligations	$—	$—	$0.2	$—	$0.2
Current maturities of long-term debt	6.2	0.8	—	—	7.0
Accounts payable	4.6	136.1	141.8	—	282.5
Accrued expenses, taxes, and deferred revenue	43.8	135.6	44.7	—	224.1
Intercompany payables	—	129.5	—	(129.5)	—
Total current liabilities	54.6	402.0	186.7	(129.5)	513.8

Other Liabilities:
Deferred income taxes	—	100.3	12.5	(30.0)	82.8
Other long-term liabilities	49.5	111.0	22.0	—	182.5
Long-term intercompany payables	—	—	126.1	(126.1)	—
	49.5	211.3	160.6	(156.1)	265.3

Notes, Mortgage Notes and Obligations Payable, Less Current Maturities	1,354.7	3.4	1.8	—	1,359.9

Stockholders' investment (deficit)	35.9	1,331.3	117.2	(1,448.5)	35.9
Total Liabilities and Stockholders' Investment (Deficit)	$1,494.7	$1,948.0	$466.3	$(1,734.1)	$2,174.9

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

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

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the second quarter of 2016

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$603.3	$211.8	$(130.0)	$685.1

Cost and Expenses:
Cost of revenues	—	422.9	180.8	(131.2)	472.5
Selling, general and administrative expense, net	20.9	100.7	20.7	—	142.3
Amortization of intangible assets	—	15.8	1.9	(0.2)	17.5
	20.9	539.4	203.4	(131.4)	632.3
Operating (loss) earnings	(20.9)	63.9	8.4	1.4	52.8
Net interest expense	(22.7)	(0.7)	—	—	(23.4)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(43.6)	63.2	8.4	1.4	29.4
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	73.0	(18.5)	—	(54.5)	—
Earnings (loss) before provision (benefit) for income taxes	29.4	44.7	8.4	(53.1)	29.4
Provision (benefit) for income taxes	11.0	16.0	3.6	(19.6)	11.0
Net earnings (loss)	$18.4	$28.7	$4.8	$(33.5)	$18.4
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(3.1)	—	(3.0)	3.0	(3.1)
Total pension liability adjustments, net of tax	0.2	—	0.1	(0.1)	0.2
Other comprehensive income (loss)	(2.9)	—	(2.9)	2.9	(2.9)

Comprehensive income (loss)	$15.5	$28.7	$1.9	$(30.6)	$15.5

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the first half of 2016

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$1,129.6	$406.9	$(237.5)	$1,299.0

Cost and Expenses:
Cost of revenues	—	794.0	343.0	(238.1)	898.9
Selling, general and administrative expense, net	34.7	207.2	41.9	—	283.8
Amortization of intangible assets	—	31.3	3.7	(0.4)	34.6
	34.7	1,032.5	388.6	(238.5)	1,217.3
Operating (loss) earnings	(34.7)	97.1	18.3	1.0	81.7
Net interest expense	(45.8)	(1.3)	—	—	(47.1)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	(80.5)	95.8	18.3	1.0	34.6
Charges and allocations to subsidiaries and equity in subsidiaries' earnings (loss) before income taxes	115.1	(31.8)	(0.2)	(83.1)	—
Earnings (loss) before provision (benefit) for income taxes	34.6	64.0	18.1	(82.1)	34.6
Provision (benefit) for income taxes	13.6	23.1	7.5	(30.6)	13.6
Net earnings (loss)	$21.0	$40.9	$10.6	$(51.5)	$21.0
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(0.9)	—	(1.2)	1.2	(0.9)
Total pension liability adjustments, net of tax	—	—	0.2	(0.2)	—
Other comprehensive income (loss)	(0.9)	—	(1.0)	1.0	(0.9)

Comprehensive income (loss)	$20.1	$40.9	$9.6	$(50.5)	$20.1

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the second quarter of 2015

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$612.0	$225.8	$(133.9)	$703.9

Cost and Expenses:
Cost of revenues	—	445.5	193.3	(133.0)	505.8
Selling, general and administrative expense, net	12.6	108.1	26.6	—	147.3
Amortization of intangible assets	—	14.8	1.5	(0.2)	16.1
	12.6	568.4	221.4	(133.2)	669.2
Operating (loss) earnings	(12.6)	43.6	4.4	(0.7)	34.7
Net interest expense	(24.0)	(0.9)	—	—	(24.9)
Loss from debt retirement	(14.8)	—	—	—	(14.8)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(51.4)	42.7	4.4	(0.7)	(5.0)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	46.4	(20.9)	0.1	(25.6)	—
(Loss) earnings before (benefit) provision for income taxes	(5.0)	21.8	4.5	(26.3)	(5.0)
(Benefit) provision for income taxes	(2.7)	7.9	3.2	(11.1)	(2.7)
Net (loss) earnings	$(2.3)	$13.9	$1.3	$(15.2)	$(2.3)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	2.3	—	2.3	(2.3)	2.3
Total pension liability adjustments, net of tax	0.4	—	0.3	(0.3)	0.4
Other comprehensive income (loss)	2.7	—	2.6	(2.6)	2.7

Comprehensive income (loss)	$0.4	$13.9	$3.9	$(17.8)	$0.4

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the first half of 2015

		Guarantor	Non-Guarantor		Nortek
	Nortek	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollar amounts in millions)

Net Sales	$—	$1,094.8	$413.5	$(231.7)	$1,276.6

Cost and Expenses:
Cost of revenues	—	793.6	349.6	(231.5)	911.7
Selling, general and administrative expense, net	25.4	214.7	50.5	—	290.6
Amortization of intangible assets	—	29.5	2.8	(0.4)	31.9
	25.4	1,037.8	402.9	(231.9)	1,234.2
Operating (loss) earnings	(25.4)	57.0	10.6	0.2	42.4
Net interest expense	(50.3)	(1.8)	—	—	(52.1)
Loss from debt retirement	(14.8)	—	—	—	(14.8)
(Loss) income before charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	(90.5)	55.2	10.6	0.2	(24.5)
Charges and allocations to subsidiaries and equity in subsidiaries' (loss) earnings before income taxes	66.0	(32.8)	(0.1)	(33.1)	—
(Loss) earnings before (benefit) provision for income taxes	(24.5)	22.4	10.5	(32.9)	(24.5)
(Benefit) provision for income taxes	(8.3)	9.3	5.8	(15.1)	(8.3)
Net (loss) earnings	$(16.2)	$13.1	$4.7	$(17.8)	$(16.2)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(3.8)	—	(2.9)	2.9	(3.8)
Total pension liability adjustments, net of tax	0.4	—	0.3	(0.3)	0.4
Other comprehensive (loss) income	(3.4)	—	(2.6)	2.6	(3.4)

Comprehensive (loss) income	$(19.6)	$13.1	$2.1	$(15.2)	$(19.6)

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

Condensed Consolidating Cash Flow Statement
For the first half of 2016

		Guarantor	Non-Guarantor	Nortek
	Nortek	Subsidiaries	Subsidiaries	Consolidated
	(Dollar amounts in millions)

Cash Flows from operating activities:
Net cash (used in) provided by operating activities	$(106.7)	$151.6	$9.9	$54.8
Cash Flows from investing activities:
Capital expenditures	(0.8)	(13.0)	(7.1)	(20.9)
Net cash paid for businesses acquired and dispositions	—	(1.0)	—	(1.0)
Net cash paid for equity investments	—	(4.0)	—	(4.0)
Net cash paid for acquisition of intangible assets	—	(0.9)	—	(0.9)
Proceeds from the sale of property and equipment	—	2.3	0.1	2.4
Change in restricted cash and marketable securities	0.1	0.1	(2.3)	(2.1)
Other, net	—	0.9	—	0.9
Net cash used in investing activities	(0.7)	(15.6)	(9.3)	(25.6)

Cash Flows from financing activities:
Proceeds from ABL and other borrowings	188.0	—	1.1	189.1
Payment of ABL and other borrowings	(200.1)	(0.4)	(1.5)	(202.0)
Fees paid in connection with debt facilities	(1.0)	—	—	(1.0)
Net use from equity transactions	(0.3)	—	—	(0.3)
Long-term intercompany advances and loans	123.0	(135.6)	12.6	—
Net cash provided by (used in) financing activities	109.6	(136.0)	12.2	(14.2)
Net change in unrestricted cash and cash equivalents	2.2	—	12.8	15.0
Unrestricted cash and cash equivalents at the beginning of the period	0.7	1.1	22.8	24.6
Unrestricted cash and cash equivalents at the end of the period	$2.9	$1.1	$35.6	$39.6

NORTEK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 2, 2016 AND JUNE 27, 2015

Condensed Consolidating Cash Flow Statement
For the first half of 2015

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2016
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” about Nortek, Inc. ("Nortek") and its subsidiaries (the "Company"). When used in this discussion and throughout this document, words such as “intend,” “plan,” “estimate,” “believe,” “will,” “could,” “may,” “seek,” “anticipate,” and “expect” or other similar expressions are intended to identify forward-looking statements, which are provided "safe harbor" protection under the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties, over which we have no control, that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual future activities and operating results to differ include: failure to complete the merger in a timely manner or at all; global economic conditions; the level of domestic and foreign construction and remodeling activity affecting residential and commercial markets; the availability and cost of certain raw materials and purchased components (including, among others, steel, copper, aluminum, electronics, motors, plastics, compressors, various chemicals and paints, and packaging); compliance with conflict minerals regulations; weather fluctuations; acquisition and integration risks; potential restructurings and business shutdowns; competition; foreign economic and political conditions; increased costs associated with regulatory compliance, including environmental, health and safety laws and the U.S. Foreign Corrupt Practices Act; foreign currency fluctuations; international business practices; maintaining good relationships with customers and suppliers; labor disruptions; product innovations and improvements; product and warranty liability claims; product recalls or reworks; employment levels; intellectual property rights; security breaches; maintaining pension plans; changes in tax law; and our ability to service our indebtedness. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise (except as required by applicable securities laws). All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The following discussion should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2015 ("2015 Form 10-K"), including without limitation statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the risk factors described herein and in our 2015 Form 10-K, and any further disclosures we make on related subjects in our 8-K or other reports filed with the Securities and Exchange Commission (the “SEC”).

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

As previously announced, on July 6, 2016, we entered into a merger agreement with Melrose Industries PLC, a United Kingdom listed public company and its newly created wholly owned subsidiary, Nevada Corp., (collectively, "Melrose") for $86.00 per share in cash (the "Purchase Price"), or an estimated total enterprise value of approximately $2.8 billion.  The transaction was approved by Melrose’s shareholders on July 25, 2016 and is expected to close by the end of August 2016.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2016
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015

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

Additionally, on May 19, 2016, we completed the acquisition of certain assets of Nuiku, Inc. (“Nuiku”), which was a privately-owned company that had developed a data driven platform and cloud based application program interface that enables natural language processing for multiple products (“NLP Software”).  The acquired NLP Software is expected to be integrated with certain of our SCS and AQH products.  On May 2, 2016, we purchased certain preferred stock of MiOS Limited (“MiOS”) which represented an ownership of approximately 25% on a fully-diluted basis. MiOS is a global technology company focused on developing and distributing advanced control and monitoring solutions for the home and small enterprise markets. In addition, in connection with the convertible preferred stock investment, we entered into a commercial agreement under which MiOS will work with our AQH, SCS, and AVC segments to develop lifestyle-driven solutions for the connected-home for various customer bases, including builders, electricians and installing dealers.

See Note B, “Acquisitions, Investments and Dispositions”, to the unaudited condensed consolidated financial statements included elsewhere in this report for a detailed description of these acquisitions.

Basis of Presentation

We operate on a calendar year, and each interim period is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. Our fiscal year always begins on January 1 and ends on December 31. As a result, the Company's first and fourth quarters may have more or less days included than a traditional 4-4-5 fiscal calendar, which consists of 91 days. The three months ended July 2, 2016 ("second quarter of 2016") and June 27, 2015 ("second quarter of 2015") each include 91 days. The first six months ended July 2, 2016 ("first half of 2016") and June 27, 2015 ("first half of 2015") included 184 days and 178 days, respectively.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2016
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015

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

Results of Operations

Net Sales

Net sales were approximately $685.1 million and $703.9 million for the second quarter of 2016 and 2015, respectively, and were approximately $1,299.0 million and $1,276.6 million for the first half of 2016 and 2015, respectively. As discussed further below in our "Segment Discussion", the decrease in net sales for the second quarter of 2016 as compared to the second quarter of 2015 is primarily the result of a decrease in net sales within the CAS and AVC segments principally driven by lower volume of shipments and product discontinuation initiatives implemented in 2015. The increase in net sales for the first half of 2016 as compared to the first half of 2015 is primarily the result of increased sales in all of our segments due to both higher shipments and product mix, with the exception of the CAS and AVC segments. Net sales for the first half of 2016 were also favorably impacted by our 2015 and 2016 acquisitions by approximately $5.7 million. The first half comparison of net sales was impacted by five additional shipping days in the first half of 2016 as compared to the first half of 2015, as well as by lower sales resulting from several restructuring and product discontinuation initiatives implemented in 2015.

Cost of Revenues

Cost of revenues was approximately $472.5 million and $505.8 million for the second quarter of 2016 and 2015, respectively, and was approximately $898.9 million and $911.7 million for the first half of 2016 and 2015, respectively. As a percentage of net sales, cost of revenues was approximately 69.0% and 71.9% for the second quarter of 2016 and 2015, respectively, and was approximately 69.2% and 71.4% for the first half of 2016 and 2015, respectively. Exit and transformation costs recorded to cost of revenues during the second quarter and first half of 2015 were approximately $9.8 million and $12.6 million, respectively. There were nominal exit and transformation costs recorded to cost of revenues for the second quarter and first half of 2016.

Cost of revenues as a percentage of net sales decreased in the second quarter and first half of 2016 as compared to the same periods of 2015 primarily due to changes in the relative mix of products sold, a decrease in certain commodity prices, favorable overhead absorption, as well as a decrease in exit and transformation costs.

Selling, General and Administrative Expense, net

Selling, general and administrative expense, net was approximately $142.3 million and $147.3 million for the second quarter of 2016 and 2015, respectively, and was approximately $283.8 million and $290.6 million for the first half of 2016 and 2015, respectively. As a percentage of net sales, selling, general and administrative expense, net was approximately at 20.8% and 20.9% for the second quarter of 2016 and 2015, respectively, and was approximately 21.8% and 22.8% for the first half of 2016 and 2015, respectively. During the second quarter of 2016, we recorded acquisition and disposition fees and expenses of approximately $6.5 million, as compared to approximately $0.3 million and $0.4 million in the second quarter and first half of 2015, respectively. Exit and transformation costs recorded to selling, general and administrative expense, net during the second quarter and first half of 2015 were approximately $7.3 million and $11.0 million, respectively. During the second quarter of 2016, we received a reduction from a vendor of approximately $2.9 million related to contractual fees previously charged by this vendor and recorded a benefit to selling, general and administrative expense, net. These amounts were considered transformation costs during the second quarter of 2016. We had previously accrued and

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2016
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015

expensed these contractual fees to selling, general and administrative expense, net throughout 2015. Additionally, during the second quarter of 2016, we entered into an arrangement with a third party under which we are entitled to certain non-recurring payments that will be paid in 2016.  During the second quarter of 2016, we received approximately $2.0 million and this amount was recorded as a reduction to selling, general and administrative expense, net.

Selling, general and administrative expense, net as a percentage of net sales decreased in the first half of 2016 as compared to the same periods of 2015 primarily as a result of inefficiencies in warehousing costs experienced in the first half of 2015, decreased exit and transformation costs, headcount reductions, and an increase in net sales without a proportionate increase in SG&A due to the fixed nature of certain expenses. The decrease was partially offset by an increase in acquisition and disposition fees and expenses, as well as product development costs.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $17.5 million and $16.1 million for the second quarter of 2016 and 2015, respectively, and was approximately $34.6 million and $31.9 million for the first half of 2016 and 2015, respectively.

The increase in amortization of intangible assets in the second quarter and first half of 2016 as compared to the same periods of 2015 is primarily the result of changes in estimated useful lives of certain assets during the second half of 2015, as well as the additional amortization from intangible assets acquired in connection with acquisitions completed in 2015 and 2016.

Net Interest Expense

Net interest expense was approximately $23.4 million and $24.9 million for the second quarter of 2016 and 2015, respectively, and was approximately $47.1 million and $52.1 million for the first half of 2016 and 2015, respectively. Changes in net interest expense are primarily the result of changes in the average principal balances and weighted average interest rates of our outstanding debt, resulting largely from the refinancing of our 10% Senior Notes due 2018 (the "10% Notes") in the second quarter of 2015.

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

Provision (Benefit) for Income Taxes

The provision for income taxes was approximately $11.0 million and $13.6 million for the second quarter and first half of 2016, respectively, as compared to a benefit from income taxes of approximately $2.7 million and $8.3 million for the second quarter and first half of 2015, respectively. The effective income tax rate of approximately 39.3% for the first half of 2016 differs from the United States federal statutory rate of 35% principally as a result of losses in certain jurisdictions that cannot be benefited. The effective income tax rate of a benefit of approximately 33.9% for the first half of 2015 differs from the United States federal statutory rate of 35% principally as a result of the impact of lower foreign tax rates and losses in certain jurisdictions that cannot be benefited, partially offset by non-deductible expenses.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2016
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015

Segment Discussion

Net sales and operating earnings (loss) by segment for the second quarter of 2016 and 2015 were as follows:

	Net Sales				Operating Earnings (Loss)
	Second Quarter of		Change		Second Quarter of		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollar amounts in millions)
AQH	$157.5	$151.8	$5.7	3.8%	$19.3	$19.4	$(0.1)	(0.5)%
SCS	146.4	145.1	1.3	0.9	20.3	18.5	1.8	9.7
ERG	94.2	85.8	8.4	9.8	25.3	15.4	9.9	64.3
RCH	165.8	169.9	(4.1)	(2.4)	8.5	(2.1)	10.6	*
CAS	93.7	115.3	(21.6)	(18.7)	2.4	1.1	1.3	*
AVC	27.5	36.0	(8.5)	(23.6)	(0.9)	(4.1)	3.2	78.0
	$685.1	$703.9	$(18.8)	(2.7)%	74.9	48.2	26.7	55.4
Unallocated					(22.1)	(13.5)	(8.6)	(63.7)
					$52.8	$34.7	$18.1	52.2%

*	not meaningful or not applicable

Net sales and operating earnings (loss) by segment for the first half of 2016 and 2015 were as follows:

	Net Sales				Operating Earnings (Loss)
	First Half of		Change		First Half of		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollar amounts in millions)
AQH	$308.8	$290.1	$18.7	6.4%	$35.5	$32.8	$2.7	8.2%
SCS	256.8	241.6	15.2	6.3	28.5	23.1	5.4	23.4
ERG	176.6	156.6	20.0	12.8	39.6	23.4	16.2	69.2
RCH	312.8	303.2	9.6	3.2	9.7	(7.8)	17.5	*
CAS	189.8	216.6	(26.8)	(12.4)	7.3	4.0	3.3	82.5
AVC	54.2	68.5	(14.3)	(20.9)	(2.8)	(6.5)	3.7	56.9
	$1,299.0	$1,276.6	$22.4	1.8%	117.8	69.0	48.8	70.7
Unallocated					(36.1)	(26.6)	(9.5)	(35.7)
					$81.7	$42.4	$39.3	92.7%

*	not meaningful or not applicable

Second quarter and first half of 2016 as compared to the same periods of 2015

AQH Segment

Net sales in the AQH segment increased approximately $5.7 million, or 3.8%, in the second quarter of 2016 as compared to the second quarter of 2015 and increased approximately $18.7 million, or 6.4%, in the first half of 2016 as compared to the first half of 2015. For the second quarter and first half of 2016, changes in foreign currency exchange rates had a negative impact of approximately $1.4 million and $4.4 million, respectively, on net sales in Canada, Europe, and other regions. Excluding the effect of changes in foreign currency exchange rates, net sales in the AQH segment for the second quarter and first half of 2016 increased approximately $7.1 million and $23.1 million, respectively, as compared to the same periods of 2015. Sales increased in North America for the second quarter and first half of 2016 primarily due to higher wholesale, retail, and appliance sales in the United States. Sales increased in other regions mainly driven by higher sales in China.

Operating earnings increased approximately $2.7 million, or 8.2%, in the first half of 2016 as compared to the first half of 2015. This year to date increase is primarily as a result of higher net sales without a proportionate increase in expenses due to the fixed nature of certain expenses and changes in sales channel mix. The year to date increase in operating earnings was partially offset by increases in product development and product liability costs.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2016
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015

SCS Segment

Net sales in the SCS segment increased approximately $1.3 million, or 0.9%, in the second quarter of 2016 as compared to the second quarter of 2015 and increased approximately $15.2 million, or 6.3%, in the first half of 2016 as compared to the same period of 2015. The increase in net sales was primarily driven by increased shipments of security and home automation products to both OEM customers and dealers, increased sales of access control equipment and systems to dealers, and approximately $2.3 million and $3.7 million in revenues during the second quarter and first half of 2016, respectively, associated with growth in mobile PERS products as a result of the acquisition of Numera in 2015. The increase in net sales was partially offset by a decline in sales due to acquisition and consolidation by one large OEM customer of another, resulting in the use of a single security platform.

Operating earnings increased approximately $1.8 million, or 9.7%, in the second quarter of 2016 as compared to the second quarter of 2015, and increased approximately $5.4 million, or 23.4%, in the first half of 2016 as compared to the same period of 2015. Increased sales volume, changes in product mix, decreased VAT taxes, decreased legal and other professional fees, as well as higher net sales without a proportionate increase in expenses due to the fixed nature of certain expenses contributed to the increase in operating earnings in this segment. Legal and professional fees decreased approximately $0.7 million and $2.0 million in the second quarter and first half of 2016, respectively, as compared to the same periods of 2015 related, in part, to the U.S. Foreign Corrupt Practices Act investigation discussed in Note G, "Commitments and Contingencies", to the unaudited condensed consolidated financial statements included elsewhere herein. Partially offsetting this increase was the acquisition of Numera, which contributed an operating loss of approximately $0.7 million and $2.0 million (including approximately $0.6 million and $1.1 million of amortization expense) to the second quarter and first half of 2016, respectively.

ERG Segment

Net sales in the ERG segment increased approximately $8.4 million, or 9.8%, in the second quarter of 2016 as compared to the second quarter of 2015, and increased approximately $20.0 million, or 12.8%, in the first half of 2016 as compared to the same period of 2015. The change in net sales for the second quarter and first half of 2016 as compared to the same periods of 2015 was primarily attributable to the net effect of an increase in Ergotron branded sales, partially offset by a decline in original design manufacturer sales. The increase in net sales for Ergotron branded products was primarily driven by volume increases in ergonomic sit-stand products and medical carts mainly for the office and healthcare markets. The incremental impact of the acquisition of Anthro contributed approximately $2.0 million to net sales for the first half of 2016 as compared to the same period of 2015.

Operating earnings increased approximately $9.9 million, or 64.3%, in the second quarter of 2016 as compared to the second quarter of 2015, and increased approximately $16.2 million, or 69.2%, in the first half of 2016 as compared to the same period of 2015. The increase in operating earnings is primarily the result of increased volume and the relative mix of products sold within the segment, as well as manufacturing efficiencies. Additionally, during the second quarter of 2016, we received approximately $2.0 million related to an arrangement with a third party and this amount was recorded as a reduction to SG&A. The acquisition of Anthro did not have a significant incremental contribution to operating earnings in the first half of 2016.

RCH Segment

Net sales decreased approximately $4.1 million, or 2.4%, in the second quarter of 2016 as compared to the second quarter of 2015, and increased approximately $9.6 million, or 3.2%, in the first half of 2016 as compared to the first half of 2015. Net sales were negatively impacted by changes in foreign exchange rates of approximately $0.7 million and $2.0 million during the second quarter and first half of 2016, respectively, as compared to the same periods of 2015. The decrease in net sales during the second quarter of 2016 as compared to 2015 is primarily due to lower sales volume related to cooler spring temperatures, as well as certain regulatory pre-build shipments made during the second quarter of 2015 and the impact of product discontinuation initiatives implemented in 2015 in the segment's European operations. The increase in net sales during the first half of 2016 as compared to 2015 is due to higher residential sales as a result of a new customer added during the fourth quarter of 2015, as well as higher sales to other customers including the impact of a decrease in volume during the first quarter of 2015 due to a shift in demand resulting from customer requests during the fourth quarter of 2014. This increase in net sales was partially offset by the impact of certain products that were discontinued in 2015 in the RCH segment's European operations and a decrease in commercial sales due to a mild winter, resulting in lower sales of heating equipment.

Operating earnings increased approximately $10.6 million and $17.5 million in the second quarter and first half of 2016, respectively, as compared to the same periods of 2015. The increase in operating earnings reflects a decrease in restructuring and transformation

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2016
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015

costs in the second quarter and first half of 2016 as compared to the same periods of 2015, changes in product and customer mix, inefficiencies in freight and warehousing costs experienced in the first half of 2015, lower legal expenses, favorable commodities pricing during 2016, and in the first half of 2016, an increase in sales volume. During the second quarter of 2016,we received a reduction from a vendor of approximately $2.9 million related to contractual fees previously charged by this vendor and recorded a benefit to selling, general and administrative expense, net.  These amounts were considered transformation costs during the second quarter of 2016. We had previously accrued and expensed these contractual fees to selling, general and administrative expense, net throughout 2015. Exit and transformation costs for the second quarter and first half of 2015 were approximately $9.1 million and $14.2 million, respectively.

CAS Segment

Net sales decreased approximately $21.6 million, or 18.7%, in the second quarter of 2016 as compared to the second quarter of 2015 and decreased approximately $26.8 million, or 12.4%, in the first half of 2016 as compared to the first half of 2015. Net sales were negatively impacted by changes in foreign exchange rates of approximately $0.2 million and $0.7 million in the second quarter and first half of 2016, respectively, as compared to the same periods of 2015. This decline in net sales is primarily the result of the planned discontinuation of certain products, which contributed approximately $13.8 million and $18.2 million to the decrease in net sales for the second quarter and first half of 2016, respectively, as well as continued lower sales to a major customer totaling approximately $7.6 million and $11.4 million in the second quarter and first half of 2016, respectively. This decline was partially offset by increased sales to other customers in the CAS segment, primarily in the data center market. Backlog for CAS products expected to be filled within the next twelve months was approximately $200.3 million, $194.5 million, and $243.4 million at July 2, 2016, December 31, 2015, and June 27, 2015, respectively. Backlog related to our major customer noted above was approximately $0.3 million, $0.9 million, and $6.1 million at July 2, 2016, December 31, 2015, and June 27, 2015, respectively.

Operating earnings in the CAS segment increased approximately $1.3 million in the second quarter of 2016 as compared to the same period of 2015 and increased approximately $3.3 million, or 82.5%, in the first half of 2016 as compared to the first half of 2015. The increase in operating earnings is primarily the result of changes in volume and mix and lower operating costs due to the 2015 restructuring activities within the segment, as well as a decrease in exit and transformation costs of approximately $5.8 million and $6.7 million during the second quarter and first half of 2016, respectively, as compared to the same periods of 2015. This increase was partially offset by increased product development costs.

AVC Segments

Net sales in the AVC segments decreased approximately $8.5 million, or 23.6%, in the second quarter of 2016 as compared to the second quarter of 2015 and decreased approximately $14.3 million, or 20.9%, in the first half of 2016 as compared to the first half of 2015. The decrease in net sales was primarily driven by the disposition in the third quarter of 2015 of our TV One subsidiaries which contributed approximately $3.9 million and $7.8 million to net sales in the second quarter and first half of 2015, respectively, as well as product discontinuations.

Operating losses decreased approximately $3.2 million, or 78.0%, in the second quarter of 2016 as compared to the second quarter of 2015 and decreased approximately $3.7 million, or 56.9%, in the first half of 2016 as compared to the first half of 2015. This decrease is primarily the result of a decrease in operational costs and headcount associated with the restructuring and merger of Gefen into Core Brands, as well as the sale of TV One in the third quarter of 2015, which contributed an operating loss of approximately $2.8 million and $3.4 million in the second quarter and first half of 2015, respectively.

Unallocated

Unallocated operating loss was approximately $22.1 million and $13.5 million for the second quarter of 2016 and 2015, respectively, and approximately $36.1 million and $26.6 million for the first half of 2016 and 2015, respectively. The increase in operating loss was the result of approximately $6.5 million in acquisition and disposition related fees recorded during the second quarter of 2016, increased salaries and other compensation related costs due, in part, to headcount increases, and increases in other legal and professional fees.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2016
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015

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

Other financial information by segment for the second quarter of 2016 and 2015 was as follows:

	For the second quarter of 2016
	AQH	SCS	ERG	RCH	CAS	AVC	Unallocated	Total
	(Dollar amounts in millions)

Depreciation and amortization	$6.5	$5.5	$5.0	$8.5	2.9	$0.6	$0.8	$29.8
Other non-cash charges	—	—	—	—	—	—	0.8	0.8
Share-based compensation expense	0.2	0.1	0.2	0.2	0.2	—	1.2	2.1
Restructuring and transformation charges	0.2	—	—	(2.9)	—	(0.3)	—	(3.0)
Other	—	—	—	—	0.7	—	6.7	7.4

	For the second quarter of 2015
	AQH	SCS	ERG	RCH	CAS	AVC	Unallocated	Total
	(Dollar amounts in millions)

Depreciation and amortization	$6.1	$3.9	$5.6	$6.8	3.8	$1.3	$0.7	$28.2
Other non-cash charges	—	—	—	—	—	—	1.2	1.2
Share-based compensation expense	0.1	0.1	0.1	0.1	0.2	—	1.0	1.6
Restructuring and transformation charges	0.2	0.7	0.1	9.1	5.8	1.0	0.2	17.1
Other	—	0.4	—	(0.1)	(0.5)	—	0.6	0.4

Other financial information by segment for the first half of 2016 and 2015 was as follows:

	For the first half of 2016
	AQH	SCS	ERG	RCH	CAS	AVC	Unallocated	Total
	(Dollar amounts in millions)

Depreciation and amortization	$13.0	$10.3	$9.9	$16.7	5.9	$1.2	$1.4	$58.4
Other non-cash charges	—	—	—	—	—	—	0.8	0.8
Share-based compensation expense	0.4	0.3	0.3	0.4	0.3	—	2.7	4.4
Restructuring and transformation charges	0.2	—	—	(2.9)	(0.1)	0.2	—	(2.6)
Other	—	(0.2)	—	—	0.8	—	6.8	7.4

	For the first half of 2015
	AQH	SCS	ERG	RCH	CAS	AVC	Unallocated	Total
	(Dollar amounts in millions)

Depreciation and amortization	$12.2	$7.9	$11.4	$14.6	7.2	$2.3	$1.3	$56.9
Other non-cash charges	—	—	—	—	—	—	1.2	1.2
Share-based compensation expense	0.3	0.2	0.2	0.2	0.3	—	2.3	3.5
Restructuring and transformation charges	0.4	0.6	0.5	14.2	6.6	1.1	0.2	23.6
Other	—	1.4	—	(0.1)	(0.7)	—	1.0	1.6

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2016
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015

Foreign Net Sales and Operating Earnings

Net sales and operating earnings derived from international markets are subject to economic, political, and currency risks, among others. Foreign net sales and operating earnings from foreign operations are attributed based on the location of our subsidiary responsible for the sale.

Foreign net sales by region and segment for the first half of 2016 and 2015 were as follows:

	Second Quarter of				First Half of
	2016		2015		2016		2015
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales

Canada:
AQH	$26.6	3.9%	$27.5	3.9%	$50.4	3.9%	$50.7	4.0%
SCS	—	—	1.3	0.2	—	—	1.8	0.1
CAS	24.5	3.6	30.7	4.4	56.8	4.4	57.3	4.5
	51.1	7.5	59.5	8.5	107.2	8.3	109.8	8.6

Europe:
AQH	9.2	1.3	9.1	1.3	18.2	1.4	18.0	1.4
ERG	10.2	1.5	7.7	1.1	20.2	1.6	17.8	1.4
RCH	14.7	2.1	18.2	2.6	33.9	2.6	43.3	3.4
AVC	—	—	1.9	0.3	—	—	4.1	0.3
	34.1	5.0	36.9	5.2	72.3	5.6	83.2	6.5

Other Regions:
AQH	3.4	0.5	2.1	0.3	5.2	0.4	3.0	0.2
RCH	3.2	0.5	4.2	0.6	5.2	0.4	7.1	0.6
	6.6	1.0	6.3	0.9	10.4	0.8	10.1	0.8

Total foreign net sales	$91.8	13.4%	$102.7	14.6%	$189.9	14.6%	$203.1	15.9%

Operating earnings of foreign operations, consisting primarily of the results of operations of our Canadian, European, and Asian subsidiaries, were approximately 11.2% and 12.5% of consolidated operating earnings (before allocations of corporate overhead costs and impairments) for the second quarter of 2016 and 2015, respectively, and were approximately 15.0% and 17.0% of consolidated operating earnings (before allocations of corporate overhead costs and impairments) for the first half of 2016 and 2015, respectively.

Our foreign net sales and results from operations are impacted by fluctuations in the respective local currency rates to the U.S. dollar and as a result, the amounts disclosed above include the impact of translation adjustments.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2016
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015

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

ABL Facility Amendment

On May 9, 2016, we entered into an amendment (the “Amendment”) to the ABL Facility. Among other changes, the Amendment (i) increases the maximum amount of the ABL Facility (which, following the Amendment, is available solely to us and certain of our U.S. subsidiaries) from $300.0 million to $325.0 million, with a right of the Company to increase the ABL Facility by up to an additional $125.0 million, subject to the receipt of commitments from the lenders providing such increase and the satisfaction of certain other conditions, (ii) eliminates the portion of the ABL Facility previously available to certain of our Canadian subsidiaries (subject to certain rights to re-establish such availability with certain limits) and releases all guarantees and collateral security previously provided by such Canadian subsidiaries, (iii) lowers the interest rates payable under the ABL Facility (as more fully described below), (iv) extends the maturity date of the ABL Facility from June 13, 2017 to May 9, 2021, and (v) expands certain baskets and permissions available to us under certain operational covenants with which we must comply and in the calculation of the borrowing base, as more fully set forth in the Amendment. We incurred approximately $1.0 million in fees and expenses in connection with amending the ABL Facility during the second quarter of 2016.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2016
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015

Cash Flows and Working Capital

Our cash flows from operating, investing, and financing activities for the first half of 2016 and 2015, as reflected in the unaudited condensed consolidated statements of cash flows included elsewhere herein, are summarized in the table below:

	First Half of
	2016	2015	Change
	(Dollar amounts in millions)

Net cash provided by (used in) operating activities	$54.8	$(80.9)	$135.7
Net cash used in investing activities	(25.6)	(72.2)	46.6
Net cash (used in) provided by financing activities	(14.2)	120.9	(135.1)
Net change in unrestricted cash and cash equivalents	$15.0	$(32.2)	$47.2

Our working capital increased from approximately $280.3 million at December 31, 2015 to approximately $328.7 million at July 2, 2016 while our current ratio remained unchanged at 1.6:1 from December 31, 2015 to July 2, 2016. The changes in working capital are primarily the result of the net effect of the changes described below.

Net Cash Provided by (Used In) Operating Activities

Net cash provided by (used in) operating activities primarily consists of net earnings (loss) adjusted for certain non-cash items and the effect of changes in working capital and other activities.

The change from net cash used in operating activities to net cash provided by operating activities for the first half of 2016 was the result of a decrease in cash used for working capital needs of approximately $80.7 million, an increase in net earnings (after the exclusion of non-cash items) of approximately $45.4 million and a reduction in the effect of changes in other long-term assets, liabilities and other, net of approximately $9.6 million.

Net cash provided by operating activities for the first half of 2016 was approximately $54.8 million and consisted of non-cash items of approximately $70.5 million and net earnings of approximately $21.0 million, partially offset by approximately $36.7 million of cash used in working capital and other activities. The non-cash items primarily consisted of depreciation and amortization expense, share-based compensation expense, deferred taxes and non-cash interest expense. Cash used in working capital and other activities consisted primarily of an increase of approximately $6.7 million in inventory due to increased purchasing in anticipation of higher sales due, in part, to seasonality, and an increase in accounts receivable of approximately $42.7 million due to higher sales in the second quarter of 2016 as compared to the fourth quarter of 2015, partially offset by an increase in accounts payable due to timing of payments of approximately $11.2 million.

Net cash used in operating activities for the first half of 2015 was approximately $80.9 million and consisted of a net loss of approximately $16.2 million and approximately $127.0 million of cash used in working capital and other activities, partially offset by non-cash items of approximately $62.3 million. The non-cash items primarily consisted of depreciation and amortization expense, loss from debt retirement, share-based compensation expense, deferred taxes and non-cash interest expense. Cash used in working capital and other activities consisted of an increase in accounts receivable of approximately $96.9 million, an increase in inventory of approximately $18.7 million, and a decrease in other long-term assets of approximately $11.0 million. This was partially offset by an increase in accounts payable of approximately $5.1 million due to the timing of payments.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2016
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015

Net Cash Used in Investing Activities

Net cash used in investing activities principally relates to capital expenditures and net cash paid for business combinations, investments, and other asset acquisitions.

The decrease in net cash used in investing activities was primarily the net result of a decrease in cash paid for acquisitions, investments, dispositions, and other assets of approximately $45.9 million. Capital expenditures were approximately $20.9 million and $20.0 million for the first half of 2016 and 2015, respectively.

Net cash used in investing activities was approximately $25.6 million for the first half of 2016, and primarily related to capital expenditures of approximately $20.9 million and cash paid for acquisitions, investments and other assets of approximately $5.9 million.

Net cash used in investing activities was approximately $72.2 million for the first half of 2015 and primarily consisted of payments, net of cash acquired, of approximately $51.8 million primarily for the acquisition of Anthro and capital expenditures of approximately $20.0 million.

Net Cash (Used in) Provided by Financing Activities

Cash (used in) provided by financing activities is principally comprised of our proceeds from debt borrowings offset by debt payments.

The change from net cash provided by financing activities to net cash used in financing activities during the first half of 2016 as compared to the first half of 2015 was primarily the result of higher debt repayments of approximately $44.0 million and lower borrowings of approximately $95.0 million.

Net cash used in financing activities was approximately $14.2 million for the first half of 2016 and net cash provided by financing activities was approximately $120.9 million for the first half 2015. For the first half of 2016, net cash used in financing activities primarily consisted of debt repayments of approximately $202.0 million, partially offset by proceeds from debt borrowings of approximately $189.1 million. For the first half of 2015, net cash provided by financing activities primarily consisted of proceeds from debt borrowings of approximately $284.1 million, partially offset by debt repayments of approximately $158.0 million.

As discussed earlier, we generally use cash flows from operations and, where necessary, borrowings to finance our capital expenditures and strategic acquisitions, to meet the service requirements of existing indebtedness, and for working capital and other general corporate purposes.

Outstanding Indebtedness

We had consolidated debt at July 2, 2016 of approximately $1,367.1 million consisting of the following:

(Amounts in millions)
8.5% Notes, net of premiums and unamortized debt issuance costs	$732.2
Term Loan Facility, net of discount and unamortized debt issuance costs	595.5
ABL Facility, net of unamortized debt issuance costs	33.2
Long-term notes, mortgage notes and other indebtedness	6.0
Short-term bank obligations	0.2
$1,367.1

During the first half of 2016, we had a net decrease in our debt of approximately $11.9 million. This change is primarily the result of a net decrease in ABL borrowings of approximately $9.0 million and net payments relating to our term loan facility and subsidiary debt of approximately $3.9 million, among other changes.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2016
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015

Contractual Obligations

As discussed above, in the second quarter of 2016, we amended our ABL Facility, including to extend the maturity thereof to May 2021. The summary of our estimated future cash obligations for notes, mortgage notes and obligations payable and interest payments presented below has been updated from the amounts presented in our 2015 Form 10-K to reflect the following:

•	Amounts have been adjusted to reflect the estimated remaining amounts due under our ABL Facility as a result of additional net borrowings and interest payments made during the first half of 2016.

•	The 2016 amounts have been adjusted to reflect debt and interest payments made during the first half of 2016 related to our other debt obligations.

•	Debt and interest payments have been adjusted to reflect the extension of the maturity of the ABL Facility to May 2021.

	Payments Due by Period
	Remainder of 2016	2017 & 2018	2019 & 2020	2021 & Thereafter	Total
	(Dollar amounts in millions)
Notes, mortgage notes and obligations payable	$3.1	$12.6	$592.5	$771.1	$1,379.3
Interest payments	48.0	184.7	177.1	46.5	456.3

In addition to the above changes in debt and interest obligations, during 2016 we entered into a new lease obligation within the CAS segment totaling approximately $21.5 million in additional lease payments. This lease agreement is for a term of twelve years and includes increasing payments whereby the annual lease payments for the initial 50% of the lease term are approximately $1.7 million per year and then increasing to approximately $1.9 million for the remaining lease term. The lease agreement contains an extension option for a period of six years which is not a bargain renewal option. There have been no other material changes outside the ordinary course of business to the obligations presented in the contractual obligations table in our 2015 Form 10-K.

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

Off-Balance Sheet Arrangements

At July 2, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We have issued letters of credit in the ordinary course of our business. See “ - Adequacy of Liquidity Sources” below and Note E, "Notes, Mortgage Notes and Obligations Payable", to the unaudited condensed consolidated financial statements included elsewhere in this report.

Adequacy of Liquidity Sources

At July 2, 2016, we had approximately $39.6 million of unrestricted cash and cash equivalents, of which approximately $35.6 million was held by foreign subsidiaries, to fund our cash needs for the remainder of 2016. The cash held by foreign subsidiaries will be used primarily to fund the operations of our foreign subsidiaries, and with the exception of amounts in one jurisdiction, are not expected to be repatriated. We have provided deferred taxes related to those amounts that are not indefinitely invested. There are no significant restrictions on the cash held by foreign subsidiaries.

At August 3, 2016, we had approximately $29.0 million in outstanding borrowings and approximately $12.9 million in outstanding letters of credit under the ABL Facility. Based on the June 2016 borrowing base calculations, at August 3, 2016, we had specified availability of approximately $291.2 million and approximately $258.7 million of specified availability before triggering the cash deposit requirements under the ABL Facility, as in effect on such date.

As noted previously, the indentures and other agreements governing our indebtedness and the indebtedness of our subsidiaries contain certain restrictive financial and operating covenants, including covenants that restrict our ability and the ability of our

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2016
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015

subsidiaries to complete acquisitions, pay dividends, incur indebtedness, make investments, sell assets, and take certain other corporate actions (all as defined in the indentures and other agreements).  As of July 2, 2016, we had the capacity to make certain payments, including dividends, of approximately $155.7 million.

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

In addition, the indenture that governs our 8.5% Notes and the credit agreement that governs the Term Loan Facility contain certain covenants that limit our ability to designate any of our subsidiaries as unrestricted subsidiaries or permit any restricted subsidiaries that are not guarantors under the indenture from guaranteeing our debt or the debt of any of our other restricted subsidiaries. The indenture governing our 8.5% Notes, the credit agreement that governs the Term Loan Facility and, following the effectiveness of the Amendment of the ABL Facility, the credit agreement that governs the ABL Facility also restrict our ability to incur certain additional indebtedness (but the Term Loan Facility does not restrict our ability to incur indebtedness under the ABL Facility, and the ABL Facility and the Term Loan Facility do not restrict our ability to incur certain other forms of permitted debt) if the fixed charge coverage ratio (“FCCR”) measured on a trailing four quarter basis falls below 2.0 to 1.0. The FCCR is the ratio of the Adjusted Consolidated Cash Flow, (“ACCF”, as described in greater detail below) to Fixed Charges (as defined in the indenture governing the 8.5% Notes and, with respect to the Term Loan Facility and the ABL Facility, in the credit agreement governing the Term Loan Facility) for such trailing four quarter period. As of July 2, 2016, under the 8.5% Notes (before the inclusion of run rate cost savings and synergies) the FCCR was approximately 3.1 to 1.0.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2016
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015

As of July 2, 2016, we were in compliance with all covenants under the indenture that governs the 8.5% Notes and the credit agreements that govern the ABL Facility and Term Loan Facility. We believe that, excluding the effect of a potential change of control as a result of the proposed merger with Melrose (which would constitute an event of default under the credit agreements that govern the ABL Facility and Term Loan Facility), it is reasonably assured that we will comply with the covenants for the foreseeable future.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2016
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015

The following table reconciles net (loss) earnings to CCF and ACCF for the 8.5% Notes for the trailing four quarters ended July 2, 2016:

	(1)	(2)	(3)	LTM Ended
	Year Ended	First Half of		(1)+(2)-(3)
	December 31, 2015	2016	2015	July 2, 2016
	(Dollar amounts in millions)

Net (loss) earnings	$(26.7)	$21.0	$(16.2)	$10.5
(Benefit) provision from income taxes	(3.4)	13.6	(8.3)	18.5
Loss from debt retirement	14.8	—	14.8	—
Interest expense	100.7	47.1	52.1	95.7
Depreciation and amortization expense	118.2	58.4	56.9	119.7
Consolidated Cash Flow	$203.6	$140.1	$99.3	$244.4
Other non-cash charges	1.6	0.8	1.2	1.2
Non-recurring losses (gains) (a)	4.4	(0.2)	2.0	2.2
Acquisition and disposition fees and expenses	1.7	6.5	0.4	7.8
Gain on sale of assets	(0.9)	—	—	(0.9)
Joint venture (income) loss	(0.3)	0.8	(0.7)	1.2
Share-based compensation expense	5.4	4.4	3.5	6.3
Net foreign exchange (gains) losses (b)	(0.3)	0.3	(0.1)	0.1
Restructuring and transformation charges (c)	51.3	(2.6)	23.6	25.1

Pro-forma effect of acquisitions and dispositions (d)	2.3	—	1.9	0.4
Adjusted Consolidated Cash Flow (e)	$268.8	$150.1	$131.1	$287.8

(a)
Amounts relate to non-recurring gains or losses, as defined in the indenture governing the 8.5% Notes. For the trailing four quarters ended 2016, this amount includes (1) a favorable fair value adjustment of approximately $(3.7) million relating to the Numera contingent consideration within the SCS segment, (2) the loss on sale of assets of TV One of approximately $2.9 million in the AVC segments, (3) approximately $0.9 million in legal and other professional services incurred related to the FCPA investigation primarily in the SCS segment, and (4) approximately $2.1 million of charges associated with executive transition employment and separation agreement costs and other fees within Unallocated.

(b)	Non-cash foreign exchange (gains) losses relate to intercompany debt not indefinitely invested in our subsidiaries, recorded within Unallocated.

(c)
Includes all restructuring charges, including severance, relocation and transformation/transition costs. Costs associated with these activities for the trailing four quarters ended July 2, 2016 were as follows:

	(1)	(2)	(3)	LTM Ended
	Year Ended	First Half of		(1)+(2)-(3)
	December 31, 2015	2016	2015	July 2, 2016
	(Dollar amounts in millions)
Subsidiary Combinations	$7.8	$0.2	$0.2	$7.8
Manufacturing Rationalization & Relocation Initiatives	6.5	—	5.4	1.1
Warehousing & Distribution Consolidation	13.9	(2.9)	7.0	4.0
CAS Consolidation	12.0	(0.1)	5.0	6.9
Other operational improvement initiatives	3.9	—	2.1	1.8
All other exit and disposal activities	7.2	0.2	3.9	3.5
	$51.3	$(2.6)	$23.6	$25.1

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2016
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015

(d)
Includes the pro-forma effect of our acquisitions of Anthro, and Numera, as if the acquisitions had occurred on the first day of the four-quarter reference period, and the pro-forma effect of our disposition of TV One as if the disposition had occurred on the first day of the four-quarter reference period. See Note B, "Acquisitions, Investments and Dispositions", to the condensed consolidated financial statements included elsewhere herein this report.

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

As noted previously, under the amended ABL Facility, if (i) specified availability (as defined in the amended ABL Facility) falls below the greater of $30.0 million or 10.0% of the line cap (which is equal to the lesser of $325.0 million and the total borrowing base under the amended ABL Facility), or (ii) an event of default has occurred and is continuing, we will be required to satisfy and maintain a consolidated fixed charge coverage ratio (as defined in the amended ABL Facility) measured on a trailing four quarter basis of not less than 1.0 to 1.0. At July 2, 2016, specified availability for purposes of the foregoing covenant trigger test under the ABL Facility exceeded $30.0 million and 10.0% of the line cap under the amended ABL Facility. Our fixed charge coverage ratio under the ABL Facility at July 2, 2016 was approximately 2.2 to 1.0. Similar to the 8.5% Notes, the fixed charge coverage ratio under the ABL Facility is the ratio of ACCF to fixed charges; however, in addition to other differences, ACCF under the ABL Facility is further reduced by the aggregate amount of all capital expenditures for the trailing four quarters and income taxes paid or payable in cash for the trailing four quarters, and fixed charges under the ABL Facility are further increased by mandatory principal payments during the period. As a result, ACCF under the ABL Facility at July 2, 2016 was approximately $218.2 million.

Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable interest rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly liquid investments and marketable securities.  Short-term investments primarily consist of federal agency discount notes, treasury bills and bank issued money market instruments with original maturities of 90 days or less.  At July 2, 2016 and December 31, 2015, the fair value of our unrestricted and restricted investments was not materially different from their cost basis.

We manage our borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities.  At July 2, 2016 and December 31, 2015, approximately 54% and 53%, respectively, of the carrying value of our long-term debt was at fixed interest rates.  The remaining portion of our long-term debt is at variable interest rates. Based upon interest rates in effect at July 2, 2016, an overall unfavorable change in interest rates of 100 basis points would result in an additional charge to interest expense of approximately $3.2 million for the remainder of 2016.

Foreign Currency Risk

We manufacture, market and sell our products globally and a portion of our sales are generated outside the United States in local currencies. We also incur certain manufacturing, marketing and selling costs in international markets in local currency. Accordingly, our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates relative to the U.S. Dollar, our reporting currency. The impact of changes in foreign currency exchange rates related to transactions resulted in a decrease in net foreign exchange losses of approximately $0.2 million for the second quarter of 2016 as compared to the same period of 2015 and an increase in net foreign exchange losses recorded in SG&A of approximately $0.7 million for the first half of 2016 as compared to the same period of 2015. The impact of changes in foreign currency exchange rates related to currency translation resulted in a decrease in stockholders’ investment of approximately $3.1 million and $0.9 million for the second quarter and first half of 2016, respectively. The impact of changes in foreign currency exchange rates related to currency translation resulted in an increase in stockholders' investment of approximately $2.3 million in the second quarter of 2015 and decrease in stockholders’ investment of approximately $3.8 million for the first half of 2015.

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2016
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015

During the third quarter of 2015, we began to enhance our program to mitigate exposure to changes in foreign currency exchange rates by entering into foreign currency forward contracts to minimize, for a period of time, the impact on its financial results from changes in foreign exchange rates, primarily the British Pound Sterling, Canadian Dollar and the Chinese Yuan Renminbi. Additionally, we entered into certain foreign currency forward contracts to hedge the anticipated cash flows from transactions denominated in foreign currencies, primarily the Mexican Peso. This does not eliminate the impact of the volatility of foreign exchange rates. These foreign currency forward contracts are entered into for periods consistent with currency transaction exposures, which are generally one month. We had non-designated foreign currency hedge contracts outstanding with a notional amount of approximately $24.9 million at July 2, 2016. During the second quarter of 2016, we recorded approximately $0.2 million of unrealized losses related to contracts outstanding at July 2, 2016. During the first half of 2016, the unrealized losses related to contracts outstanding at July 2, 2016 was nominal. During the second quarter and first half of 2016, we settled non-designated foreign currency hedge contracts with a notional amount totaling approximately $50.3 million and $94.5 million, respectively, resulting in a realized gain upon settlement of approximately $0.5 million during the first half of 2016 and a nominal amount during the second quarter of 2016. The gains and losses related to non-designated foreign currency hedge contracts are not material, and are included as a component of SG&A within our unaudited condensed consolidated statement of operations. The gains and losses related to the non-designated foreign currency hedge contracts are included within operating activities in the unaudited condensed consolidated statement of cash flows.

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

NORTEK, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JULY 2, 2016
AND THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 27, 2015

Item 4.              Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, who is both the Company's principal executive and principal financial officer for SEC reporting purposes, and the Company’s Corporate Disclosure and Controls Committee, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a–15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based upon that evaluation, the Company’s Chief Executive Officer has concluded that as of the end of such period, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended July 2, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Risks Related to the Merger Agreement

Failure to complete the merger in a timely manner or at all could negatively affect our stock price and future business and financial results.

Delays in completing the merger pursuant to the Agreement and Plan of Merger with Melrose Industries PLC (the “Merger Agreement”), or the failure to complete the merger at all could negatively affect our future business and financial results, and, in that event, the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be completed.  If the merger is not completed for any reason, we will not achieve the expected benefits thereof. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of approximately $50 million. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our clients, employees, partners and other parties, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

Other than as described above, there have been no material changes from the risk factors disclosed in the 2015 Form 10-K. You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A “Risk Factors” in our 2015 Form 10-K filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer’s Purchases of Equity Securities

We do not currently have a publicly announced plan to repurchase shares. Below is a summary of our common stock repurchases during the second quarter ended July 2, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 3 - April 30, 2016	378	$47.93	—	—

May 1 - May 28, 2016	26	$46.31	—	—

May 29 - July 2, 2016	40	$49.78	—	—

(1)
Shares repurchased by us during the second quarter of 2016 from employees who surrendered shares to satisfy minimum statutory income tax withholding obligations arising in connection with the vesting of restricted stock awards, which we pay in cash to the appropriate taxing authorities on behalf of our employees.

(2)	Amounts disclosed are rounded to the nearest two decimal places.

Item 6.	Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of July 6, 2016, by and among Melrose Industries PLC, Nevada Corp. and Nortek, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 6, 2016).

3.1	Amendment to Nortek, Inc.'s Amended and Restated By-laws, dated July 5, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 6, 2016).

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

** 10.2	Amendment to Michael J. Clarke Employment Agreement, dated July 5, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2016).

10.3	Form of Participation Letter for Deal Performance Program (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2016).

** 10.4	Nortek, Inc. 2009 Omnibus Incentive Plan, as Amended and Restated (incorporated by reference to Appendix B to Nortek, Inc. Proxy Statement filed April 4, 2016.)

* 31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1
Non-Prosecution Agreement between the United States Securities and Exchange Commission and Nortek, Inc., dated June 7, 2016 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 7, 2016).

99.2	Letter from U.S. Department of Justice, dated June 3, 2016 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 7, 2016).

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Management / Employment Contract or Compensatory Plan or Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEK, INC.

/s/ Michael J. Clarke
Michael J. Clarke
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)

August 8, 2016